Form 10-K
period 2000-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2001-04-02
CIK 1124804

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-32085

                     ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                                                       36-3444974
              Delaware                              (I.R.S. Employer
   (State or other jurisdiction of                 Identification No.)
   incorporation or organization)

               2401 Commerce Drive, Libertyville, Illinois 60048
             (Address of principal executive offices and zip code)

                                 (847) 680-3515
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                    Common Stock, $0.01 par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 23, 2001 was approximately $107,294,565. The number of outstanding shares of the registrant's Common Stock as of that date was 37,988,218.

   Documents Incorporated by Reference: Portions of the Proxy Statement for the 2001 annual stockholders meeting are incorporated by reference into Part III.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

                              TABLE OF CONTENTS TO
                        2000 ANNUAL REPORT ON FORM 10-K

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
  1.  Business...........................................................    1
  2.  Properties.........................................................    7
  3.  Legal Proceedings..................................................    7
  4.  Submission of Matters to a Vote of Security Holders................    8

                                    PART II
  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters............................................................    9
  6.  Selected Financial Data............................................   10
      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................   11
  7A. Quantitative and Qualitative Disclosures About Market Risk.........   33
  8.  Financial Statements and Supplementary Data........................   34
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   65

                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   66
 11.  Executive Compensation.............................................   66
 12.  Security Ownership of Certain Beneficial Owners and Management.....   66
 13.  Certain Relationships and Related Transactions.....................   66

                                    PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   67
      Signatures.........................................................   71

   Effective January 8, 2001, Allscripts, Inc. acquired Channelhealth Incorporated, and each became a wholly owned subsidiary of a new holding company, Allscripts Healthcare Solutions, Inc., which was originally incorporated in Delaware as Allscripts Holding, Inc. on July 11, 2000. As a result of the merger transaction, each outstanding share of Allscripts, Inc. common stock was converted into one share of Allscripts Healthcare Solutions, Inc. common stock. Allscripts, Inc. no longer files reports with the Securities and Exchange Commission, and its common stock is no longer listed on the Nasdaq National Market; however, Allscripts Healthcare Solutions, Inc. does file reports with the Securities and Exchange Commission, and its common stock is listed on the Nasdaq National Market under the symbol "MDRX". In this report, "we", "us", "our" and "Allscripts", when referring to events prior to January 8, 2001, refer to our wholly owned subsidiary and predecessor, Allscripts, Inc., and, when referring to subsequent time periods, refer to Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries, Allscripts, Inc. and Channelhealth Incorporated, unless the context indicates otherwise.

   TouchScript(R) and TeleMed(R) are registered trademarks of Allscripts, Inc., Channelhealth(R) is a registered trademark of Channelhealth Incorporated, and PATIENT ED(R) is a registered trademark of Medifor, Inc. Trademarks of Allscripts Healthcare Solutions, Inc. or one of its wholly owned subsidiaries used in this report include: Allscripts(TM), Clinical Works Modules(TM), e-Detailing(TM), FirstFill(TM), HealthFrame(TM), Integration Professional(TM), Physician Channel(TM), Physician Homebase(TM), Physicians Interactive(TM), Pocket Library(TM), TouchWorks(TM), TouchWorks Enterprise(TM) and TouchWorks Professional(TM). All other trademarks, brand marks, trade names and registered marks used in this report are trademarks, brand marks, trade names or registered marks of their respective owners. Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries own a number of additional trademarks, including registered trademarks, that are not referenced in this report.

                                     PART I

Item 1. Business

General

   We provide decision support solutions for physicians that are designed to improve the quality and cost effectiveness of healthcare. Our technology-based approach focuses on the point of care, where prescriptions and many other healthcare transactions originate, and creates an electronic dialogue between physicians and other participants in the healthcare delivery process, including patients, pharmacies, managed care organizations and pharmaceutical manufacturers. We believe physicians find our solutions attractive because incorporating these solutions into their office work flow can increase efficiency and profitability, reduce errors and improve the quality of patient care.

   Our products are designed to provide real time information to enable better clinical decisions, streamline the care process to improve physician productivity, enhance the physician-patient relationship, and provide a measurable return on investment. We currently offer products in four categories: point-of-care decision support solutions, physician education, information products and prepackaged medications. Our TouchWorks software enables physicians to automate the most common clinical activities, including prescribing, dictation, charge capture, lab orders and results, patient education, and clinical notes. Our Physicians Interactive e-Detailing product enables healthcare professionals to learn about new healthcare products through the Internet and other multimedia technology. We also sell our prepackaged medications to physicians so they can offer their patients the convenience of receiving prescription medications in the physician's office.

Recent Developments

   Since January 2000, we have made three acquisitions and signed three strategic agreements that have advanced our business.

  . IMS Health Incorporated, a leading provider of information solutions to the pharmaceutical and healthcare industries, and Allscripts signed a strategic alliance agreement on February 16, 2000. In December of 2000, we terminated the initial agreement and entered into a new agreement focused primarily on development and marketing of new Internet-based information solutions for the pharmaceutical industry.

  . Express Scripts, the nation's third largest pharmacy benefit manager, signed a strategic agreement with Allscripts on April 26, 2000. The agreement enables physicians who use Allscripts' TouchScript electronic prescribing software product to have real-time access to current formulary and clinical information at the point-of-care and provides funding for system installation.

  . Masterchart, a software developer of digital dictation, document management and integration technology products, was acquired on May 9, 2000.

  . Medifor, a leading provider of clinical software designed to help physicians more effectively communicate with patients, both at the point of care and via the Internet, was acquired on May 17, 2000.

  . Child Health Corporation of America (CHCA) and Allscripts signed an exclusive marketing agreement on October 26, 2000 designed to provide access to and advance sales of TouchScript to CHCA's customer base of 38 leading children's medical centers nationwide.

  . On January 8, 2001, Allscripts acquired Channelhealth, a business unit of
    IDX Systems. In addition to the acquisition, Allscripts and IDX entered into a 10-year strategic alliance whereby Allscripts became the exclusive provider of Internet and point-of-care clinical applications sold by IDX to physician practices, providing Allscripts access to IDX's current 118,000 physician practice management customers.

The Allscripts Solution

   Through our own internal development efforts and acquisitions, we have developed a variety of point-of-care solutions that enable physicians to provide higher quality healthcare and deliver it more cost effectively. Our TouchWorks software seamlessly integrates technology into the entire care process. The TouchWorks modules are accessed using wireless handheld or desktop workstation devices to automate prescribing, dictation, charge capture, documentation, orders and results, patient education and structured notes. The modules can be combined with a comprehensive tasking tool that helps physicians organize their practice flow.

   The prescribing component of this physician-centered solution redesigns the pharmaceutical management process to benefit each participant. By providing access to real time information such as potential drug interactions and prior adverse reactions during the prescribing process, physicians reduce the amount of time spent clarifying and changing prescriptions. In addition, our system enables physicians to better manage financial risk and to increase practice revenue by providing the first fill of their most commonly prescribed medications to their patients at the point of care and can also reduce medication errors. Patients benefit from the convenience, immediacy and confidentiality of receiving prescription medications in the physician's office. Patients also gain access to valuable information that enables them to play a more active role in managing their healthcare. Managed care organizations benefit from higher physician compliance with their pharmacy guidelines, resulting in lower overall costs. Pharmacies benefit from improved communication with physicians, which enhances efficiency and reduces the likelihood of errors. We also believe that the new products and services that we intend to offer in the future will benefit additional participants in the healthcare delivery process.

   We currently have products that enable physicians to learn more about the latest medications and new indications whenever it is convenient for them, seven days a week, 24 hours a day. Physicians can also acquire and access via our wireless handheld device clinical reference books that contain important medication data. Using our products, our clients can now also set up personal, secure webpages for their patients, through which they can communicate additional information on medical condition and engage in an electronic dialog. We intend to continue to enhance our current offerings by integrating new products and services that address other aspects of the physician's daily work flow.

   We believe that the best way to improve the care management process is by focusing and automating the most labor intensive, time consuming aspects of care delivery--writing prescriptions, dictating notes and capturing charges. Having these modules available on a handheld, wireless device that offers real time connectivity, combined with our FirstFill option, enables us to provide an attractive set of benefits to our customers:

  . Ease of Use. TouchWorks is easy to use, enabling a physician to complete a prescription, dictate a note or document a charge very rapidly.

  . Accessibility. Physicians can instantly access TouchWorks from a variety of locations, including the exam room, hospital or home. They can also perform such important tasks as dictation and charge capture in an offline mode and immediately transfer those files once they reconnect to the network.

  . Information. TouchWorks provides valuable, objective information prior to, during and after the care process, enabling physicians to provide higher quality care and deliver it more cost effectively.

  . Financial Opportunity. TouchWorks streamlines a very complicated and cumbersome paper based process that reduces overall costs and provides physicians with a significant financial opportunity.

Competitive Advantage

   We believe that we have several advantages over our current and potential competitors:

  . Breadth of product offering. Our suite of decision support solutions, featuring a handheld wireless product that includes electronic prescibing, digital dictation, charge capture, and a collection of clinical reference material, encompasses virtually all of the administrative functions that a physician performs at the point of care.

  . Installed Base. Over 15,000 physicians purchase one or more of our products or solutions, including physicians associated with some of the country's most prestigious healthcare institutions.

  . Return on investment. Based on documented increase in productivity, quality of care improvement, and greater practice revenue opportunities, we believe we can provide our customers immediate and measurable value.

  . Strategic alliance with IDX Systems. Allscripts is the exclusive provider of point-of-care clinical applications to IDX's installed base of large physician practices nationwide, representing over 118,000 physician prospects for the TouchWorks solution. We also have a 10-year agreement with IDX that includes integration into IDX practice management systems and joint product development.

  . Managed Care Experience. Approximately 100 managed care payers and pharmacy benefit managers, including many of the country's largest, currently reimburse our physician customers for prescription medications dispensed in their offices.

  . Regulatory Experience. We have a thorough understanding of, and operating experience in, the dynamic and complex federal and state healthcare regulatory environment.

  . Management. Our management team has substantial experience in managing rapidly growing public companies that use technology to change business processes.

                   Current and Future Products and Services

   Touchworks Professional is our point-of-care clinical productivity solution for smaller to mid-size physician practices. TouchWorks Professional provides electronic prescribing that reduces medication errors and routes transactions to local retail and mail order pharmacies, dictation that walks the physician through a template to properly chart a patient's visit, and charge capture that provides guidance to assist the physician in properly capturing the charges for the visit. The TouchWorks Professional solution is delivered on a wireless handheld personal digital assistant, or PDA, that will help physicians save time and improve the financial performance of their practice.

   TouchWorks Enterprise is our point-of-care clinical productivity solution for larger physician groups. An evolution of the ChannelHealth Clinical Works Modules, TouchWorks Enterprise modules address a critical set of clinical functions within the physician office--from task management and triage routing, dictation, transcription and documentation management, to prescription management and dispensing, ambulatory orders and results review.

    Products/Modules                 Description                          Features
    ----------------                 -----------                          --------
TouchWorks Professional
  TouchScript             Electronic prescribing             Drug utilization review
                                                             Formulary checking
                                                             Generic substitution
                                                             SCRIPT standard prescription
                                                             routing

  Dictate                 Digital dictation                  Templates for documentation
                                                             assistance

  Charge                  Automated encounter form           Easy to use template design

  Pocket Library          Electronic clinical reference      Framework to add content easily

TouchWorks Enterprise
  Physician Homebase      Internet portal providing real     Links to clinically relevant
                          time access to practice            content and continuing medical
                          management and clinical functions  education

  Workflow                Office automation and work-flow    Task lists for the physicians and
                          integration tools                  their support teams

  Charge                  Automated encounter form           Easy to use template design

  Document                Electronic dictation and document  On-line tracking, viewing and
                          management                         printing capabilities

  Prescribe               Medication management and          Drug utilization review and plan-
                          prescription communication for     specific formulary checking
                          ambulatory patients

  Results                 Display of clinical results and    Online result retrieval
                          text documents

  Orders                  Ordering of diagnostic tests,      Online ordering
                          supplies and other items for
                          ambulatory patients

  Notes*                  Structured clinical note creation  Note creation and management and editing

Allscripts FirstFill      Medication fullfillment at the     Inventory management
                          point of care                      Online adjudication

e-Detailing               Internet-based drug education for  Interactive education sessions physicians

PATIENT ED                Personalized patient care plans    Private patient web page creation
                                                             Over 900 preloaded templates

HealthFrame               Client/server and Internet-based   Electronic document management
                          inpatient document management and  Electronic document routing
                          clinical data repository           Electronic signature

Integration Professional  Interface engine                   Template driven

--------

*Not yet available.

Competition

   Our industry is intensely competitive, rapidly evolving and subject to rapid technological change. A number of the companies that offer products or services that compete with one or more of our products or services have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and may have more customers than we have. We may be unable to compete successfully against these organizations. We believe that we must gain significant market share with our products and services before our competitors introduce alternative products and services with features similar to ours.

   We believe that there are no competitors in providing decision support solutions to physicians that offer a comprehensive solution with ease of use, accessibility, information content and financial opportunity for physicians comparable to ours. However, several organizations offer components that overlap with certain components of our solutions and may become increasingly competitive with us in the future.

   We face competition from several types of organizations, including the following:

  . electronic prescribing product providers;

  . physician practice management systems suppliers;

  . electronic medical records providers;

  . healthcare electronic data interchange providers;

  . point-of-care dispensing providers; and

  . Internet information providers.

   While many of these types of organizations are potential competitors, we believe that there are opportunities to establish strategic relationships, alliances or distribution agreements with some of them, and we intend to pursue these opportunities selectively. In addition, we expect that major software information systems companies and others specializing in the healthcare industry may offer products or services that are competitive with components of our solutions.

Governmental Regulation

   As a participant in the healthcare industry, our operations and relationships are regulated by a number of federal, state and local governmental entities.

   The use of our TouchScript software by physicians to perform electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into TouchScript. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. Federal law and the laws of several states neither specifically permit nor specifically prohibit electronic transmission of prescription orders. Given the rapid growth of e-commerce in healthcare, and particularly the growth of the Internet, we expect many states, as well as the federal government, to directly address these areas with regulation in the near future.

   Physician dispensing of medications for profit is allowed in all states except Utah and is prohibited, subject to extremely limited exceptions, in Massachusetts, Montana and Texas. In addition, New York and New Jersey allow physician dispensing of medications for profit, but limit the number of days' supply of all medications, subject to limited exceptions, that a physician can dispense; several other states limit the number of days' supply of controlled substances that a physician may dispense. Many of the states allowing physician dispensing for profit have regulations relating to licensure, storage, labeling, record keeping and the degree of supervision required by the physician over support personnel who assist in the non-judgmental tasks associated with physician dispensing, like retrieving medication bottles and affixing labels. We regularly monitor these laws and regulations, in consultation with the governing agencies, to assist our customers in understanding them so that they can materially comply.

   Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as "Stark II," applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician's dispensing of outpatient prescription drugs, provided that the physician meets the requirements of the exception. We believe that the physicians who use our TouchScript system or dispense drugs distributed by us are doing so in material compliance with Stark II, either pursuant to the in-office ancillary services exception or another applicable exception.

   As a repackager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the DEA and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA's "good manufacturing practices." We are subject to periodic inspections by regulatory authorities of our facilities, policies and procedures for compliance with applicable legal requirements. Because the FDA's good manufacturing practices were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce.

   As a distributor of prescription drugs to physicians, we and our customers are also subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase of goods, including drugs, covered by the programs. The anti-kickback law provides a number of exceptions or "safe harbors" for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws.

   As part of our services provided to physicians, our system will electronically transmit claims for prescription medications dispensed by a physician to many patients' payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit a claim to any payer, including, for example, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We believe that we have in place policies and procedures to assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customers is also accurate and complete.

   Existing federal and state laws and regulations regulate the disclosure of confidential medical information, including information regarding conditions like AIDS, substance abuse and mental illness. In addition, the U.S. Department of Health and Human Services recently published rules regarding the disclosure of confidential medical information. The effective date of those regulations is uncertain. As part of the operation of our business, our customers do provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. We believe that we have policies and procedures to assure that any confidential medical information we receive is handled in a manner that complies with all federal and state confidentiality requirements.

History

   Allscripts was initially organized to repackage and sell pharmaceuticals to physicians for dispensing to their patients. When the current management team arrived at Allscripts in late 1997, it recognized the need for a new set of medication management solutions. The communication capabilities offered by the Internet, paired with our existing relationships with managed care organizations and with physicians, enabled us to create a new set of tools for the physician with a first-to-market advantage. Management immediately refocused Allscripts on information technology products rather than solely dispensing repackaged pharmaceuticals. In recent years, we have invested heavily in Internet and client/server software development to capture and leverage the value of electronic information to all parties in the healthcare equation: patients, physicians, managed care organizations, pharmacies and pharmaceutical manufacturers.

Employees

   As of February 28, 2001, we employed 491 persons on a full-time basis, including 195 in customer service and support, 98 in general and administrative, 82 in sales and marketing, 55 in production and warehousing and 61 in product development. None of our employees is a member of a labor union or is covered by a collective bargaining agreement. We believe we have excellent relations with our employees.

Item 2. Properties

   Our executive offices and state-of-the-art repackaging facilities are located in Libertyville, Illinois, in approximately 80,000 square feet of space under a lease that expires in June 2004. We lease space for a separate, smaller repackaging facility in Grayslake, Illinois, under a lease that expires in June 2002. We also maintain two other offices for sales, marketing, operations and development efforts in Port Townsend, Washington, with approximately 4,600 square feet combined under separate leases expiring in March 2001, with respect to which we are currently in discussions with the landlord to renew, and July 2002, respectively, and in Burlington, Vermont, with approximately 15,000 square feet under a lease that expires in January 2006. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

   Allscripts is a defendant in over 2,000 multi-defendant lawsuits brought by over 3,000 claimants involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas beginning in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, while Allscripts has not yet conducted a review of all of the Texas suits, physician dispensing is generally prohibited in Texas and Allscripts has never distributed these drugs in Texas. Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16,000,000 per occurrence and $17,000,000 per year in the aggregate is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

   Between October 2000 and December 2000, four complaints were filed in the United States District Court for the Northern District of Illinois against Allscripts and its President and Chief Financial Officer, David B. Mullen. The complaints purported to be brought on behalf of a class of individuals who purchased the common stock of Allscripts during the period of July 27, 2000 through and including October 26, 2000 (the "Class Period"), and alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on the restatement of our financial results for the second quarter of 2000. The four complaints were deemed related, and the cases were reassigned and consolidated for all purposes before Judge Charles Kocoras, before whom the first filed case was pending. The consolidated action is entitled In re Allscripts, Inc. Securities

Litigation, No. 00C6796 (N.D. Ill.) and includes all consolidated cases:
Bredeson v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6796 (N.D. Ill., filed on October 31, 2000), Karmazin v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6864 (N.D. Ill., filed on November 2, 2000), Mohr v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6992 (N.D. Ill., filed on November 6,
2000), Nadav v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-8126 (N.D. Ill., filed on December 26, 2000).

   In January 2001, Lead Plaintiff and Lead Counsel were appointed in the consolidated case. On March 12, 2001, plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint continues to name Allscripts and David B. Mullen as defendants and alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act. Three additional defendants are named in the Amended Complaint: Glen E. Tullman, our Chairman of the Board and Chief Executive Officer, J. Peter Geerlofs, our Chief Medical Officer, and Philip J. Langley, formerly our Senior Vice President of Business Development/Field Services. The Amended Complaint purports to expand the Class Period in the consolidated case to include all individuals who purchased the common stock of Allscripts during the period from March 6, 2000 through and including February 27, 2001. The Amended Complaint is based on the previous allegations about the restatement of our financial results for the second quarter of 2000 and new allegations relating to, inter alia, the prospects for our TouchScript product.

   We intend to move to dismiss the Amended Complaint, and Judge Kocoras has set June 2001 as the prospective ruling date. At this time, management is unable to determine the likely outcome of this matter or to reasonably estimate the amount of any potential loss with respect to this matter.

   In addition, we are involved in litigation incidental to our business from time to time. We are not currently involved in any litigation in which we believe an adverse outcome would have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Public Market for Common Stock

   Our common stock has been quoted on the Nasdaq National Market under the symbol "MDRX" since January 9, 2001. From July 23, 1999 until that time, the stock of Allscripts, Inc. traded on the Nasdaq National Market under the same symbol. Prior to July 23, 1999, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock of Allscripts Healthcare Solutions, Inc. and Allscripts, Inc. for the applicable periods as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   Year Ended December 31, 1999
     Third Quarter (since July 23, 1999)......................... $19.75 $12.38
     Fourth Quarter..............................................  49.50  10.88
   Year Ended December 31, 2000
     First Quarter...............................................  86.00  44.63
     Second Quarter..............................................  50.00  21.88
     Third Quarter...............................................  29.31  13.13
     Fourth Quarter..............................................  18.13   6.00
   Year Ended December 31, 2001
     First Quarter (through March 23, 2001)......................  11.66   4.63

   On March 23, 2001, we had 517 holders of record of common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Unregistered Issuances of Common Stock

   In the three months ended December 31, 2000, we issued 9,253 unregistered shares of common stock upon exercise of warrants for an aggregate exercise price of $11,520. Exemption from registration is claimed pursuant to Sections 3(a)(9) and 4(2) of the Securities Act.

Item 6. Selected Financial Data

   You should read the selected consolidated financial data shown below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data at December 31, 2000 are derived from the consolidated financial statements audited by KPMG LLP that are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data at December 31, 1999 are derived from the consolidated financial statements audited by PricewaterhouseCoopers LLP that are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data at December 31, 1996, 1997 and 1998 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period. The statements of operations data below reflect the pharmacy benefit management business that we sold in March 1999 as a discontinued operation.

                                         Year Ended December 31,
                                ----------------------------------------------
                                 1996      1997     1998      1999      2000
                                -------  --------  -------  --------  --------
                                  (In thousands, except per share data)
Statements of Operations Data:
Revenue.......................  $33,462  $ 30,593  $23,682  $ 27,586  $ 54,983
Cost of revenue...............   23,390    21,117   17,320    21,909    42,518
                                -------  --------  -------  --------  --------
Gross profit..................   10,072     9,476    6,362     5,677    12,465
Operating expenses:
 Selling, general and
  administrative expenses.....   11,599    13,869   12,658    20,656    42,733
 Amortization of intangibles..      529       409      372     1,351    24,062
 Write-off of acquired in-
  process research and
  development.................      --        --       --        --     13,729
 Other operating expenses.....    1,034     2,568      430       319       450
                                -------  --------  -------  --------  --------
Loss from operations..........   (3,090)   (7,370)  (7,098)  (16,649)  (68,509)
Interest income (expense),
 net..........................   (1,301)   (1,621)    (596)    1,216     7,706
Other expense.................      (39)      --       --        --     (1,000)
                                -------  --------  -------  --------  --------
Loss from continuing
 operations...................   (4,430)   (8,991)  (7,694)  (15,433)  (61,803)
Income (loss) from
 discontinued operations......    1,489    (1,808)     970       642        83
Gain from sale of discontinued
 operations...................      --        --       --      3,547     4,353
                                -------  --------  -------  --------  --------
Loss before extraordinary
 items........................   (2,941)  (10,799)  (6,724)  (11,244)  (57,367)
Extraordinary loss from early
 extinguishment of debt.......      --        --      (790)      --        --
                                -------  --------  -------  --------  --------
Net loss......................   (2,941)  (10,799)  (7,514)  (11,244)  (57,367)
Accretion on mandatory
 redeemable preferred stock
 and accrued dividends on
 preferred stock..............     (923)     (923)  (2,415)   (2,198)      --
                                -------  --------  -------  --------  --------
Net loss attributable to
 common stockholders..........  $(3,864) $(11,722) $(9,929) $(13,442) $(57,367)
                                =======  ========  =======  ========  ========
Basic and diluted net loss
 from continuing operations
 per share, including
 accretion on mandatory
 redeemable preferred stock
 and accrued dividends on
 preferred stock..............  $ (1.87) $  (3.35) $ (1.66) $  (1.20) $  (2.22)
                                =======  ========  =======  ========  ========
Weighted average shares used
 in computing basic and
 diluted per share
 calculation..................    2,854     2,956    6,076    14,718    27,900
                                =======  ========  =======  ========  ========

Balance Sheet Data (at period
 end):
Cash, cash equivalents and
 marketable securities........  $   665  $    205  $   718  $ 55,610  $119,837
Working capital...............    5,443    (3,023)     271    58,856   105,114
Intangible assets, net........   11,043     4,578    3,702     3,575   149,690
Total assets..................   26,713    19,387   18,920    74,014   305,420
Long-term debt................   15,093    11,276       59        59       --
Redeemable preferred stock....    9,796    10,719   32,547       --        --
Total stockholders' equity
 (deficit)....................   (6,700)  (18,356) (26,792)   67,364   290,975

Other Operating Data:
Traditional revenue (1).......  $33,462  $ 30,593  $22,338  $ 17,892  $ 20,184
E-commerce revenue (2)........      --        --     1,344     9,694    34,799
                                -------  --------  -------  --------  --------
Revenue.......................  $33,462  $ 30,593  $23,682  $ 27,586  $ 54,983
                                =======  ========  =======  ========  ========

--------
(1) Traditional revenue includes all non-e-commerce revenue and is derived from the sale through non-Internet channels of prescription medications and other medical products to physicians who do not use our software.
(2) E-commerce revenue is derived primarily from the sale of prescription medications over the Internet to physicians who use our software or who order products from us primarily over the Internet. E-commerce revenue also includes revenue from software license fees, computer hardware sales and leases, and related services.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis together with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. You should read the cautionary statements made in this report as applying to related forward-looking statements wherever they appear in this report. Our actual results may be materially different from the results we discuss in the forward-looking statements due to certain factors, including those discussed in "Risk Factors" and other sections of this report.

Overview

   We provide point-of-care medication management and physician decision support solutions that focus on addressing the needs of physicians, managed care payers and plans.

   From our inception in 1986 through 1996, we focused almost exclusively on the sale of prepackaged medications to physicians, in particular those with a high percentage of fee-for-service patients. The advent of managed prescription benefit programs required providers to obtain reimbursement for medications dispensed from managed care organizations rather than directly from their patients. This new reimbursement methodology made it more difficult for our physician customers to dispense medications to their patient base.

   In 1997, under the direction of our new executive management team, we focused our efforts on the information aspects of medication management, including the development of technology tools necessary for electronic prescribing, routing of prescription information and submission of medication claims for managed care reimbursement. In January 1998, we introduced the first version of TouchScript that fully incorporated these features. At the same time, we redirected our sales and marketing efforts away from our traditional fee-for-service customer base to physicians who have a large percentage of managed care patients. We recognized that there is a larger market opportunity among physicians whose patients are covered by managed care plans because the portion of prescriptions covered by managed care plans is increasing relative to the portion of fee-for-service prescriptions. Further, we believe that our technology can give us a competitive advantage where more patients' prescriptions are covered by managed care plans because our products streamline the process by which physicians, managed care organizations and patients interact. In addition, we believe that the managed care market provides us with the opportunity to realize higher margins on our software products.

   We currently derive our revenue from the sale of prepackaged medications, software licenses, computer hardware, electronic information and education products and related services. In the years ended December 31, 1998, 1999 and 2000, sales of prepackaged medications represented 97.8%, 92.3% and 71.1%, respectively, of total revenue.

   Our shift in focus to physicians who desire technology-based services to operate successfully in a managed care environment and away from physicians with a high percentage of fee-for-service patients is reflected in the composition of our revenue, as depicted in the following table:

                                                 Quarter Ended
                         --------------------------------------------------------------
                                     1999                            2000
                         ----------------------------- --------------------------------
                                   June  Sept.   Dec.                    Sept.
                         March 31   30     30     31   March 31 June 30   30    Dec. 31
                         -------- ------ ------ ------ -------- ------- ------- -------
                                                  (Unaudited)
                                                 (In thousands)
Traditional revenue.....  $5,235  $4,537 $4,035 $4,085  $4,443  $ 4,993 $ 5,134 $ 5,614
E-commerce revenue......     793   1,855  2,940  4,106   5,204    7,123   9,704  12,768
                          ------  ------ ------ ------  ------  ------- ------- -------
    Total revenue.......  $6,028  $6,392 $6,975 $8,191  $9,647  $12,116 $14,838 $18,382
                          ======  ====== ====== ======  ======  ======= ======= =======

   Traditional revenue includes all non-e-commerce revenue and is derived from the sale, through non-Internet channels, of prescription medications and other medical products to physicians who do not use our software. We expect traditional revenue to represent a decreasing percentage of total revenue in the future. E-commerce revenue is derived from the sale of prescription medications over the Internet to physicians who use our software or who order products from us primarily over the Internet. E-commerce revenue also includes technology related revenue for software subscriptions, licenses and related professional services, computer hardware sales and leases, transaction fees, e-detailing and related services. For the year ended December 31, 2000, sales of prepackaged medications represented 60.3% of e-commerce revenue. For the year ended December 31, 2000, 22.7% of e-commerce revenue represented medication sales over the Internet without the use of TouchScript ordering. While we expect a portion of future e-commerce revenue to continue to represent a shifting of traditional revenue, we anticipate that most of the future growth in e-commerce revenue will be generated by physician practice groups that are not currently our customers. Factors that we expect will attract future customers include an interest in physician dispensing, a desire to minimize financial risk imposed by managed care payers with respect to medications that they prescribe and concern about the potential liability associated with medication errors.

   We believe that managed care prescription programs will continue to cover an increasing percentage of patients in the foreseeable future. This trend will have the effect of reducing the dispensing opportunities of our traditional dispensing customers because of their inability to submit claims electronically for reimbursement by managed care payers. This reduction in dispensing opportunities will reduce the revenue that we have historically recognized from these customers. Additionally, managed care programs impose reduced reimbursement rates for the medications dispensed to their plan participants, thus providing us with a dollar margin per prescription dispensed that is lower than we have historically experienced. Because TouchScript enables physicians to submit claims electronically for reimbursement by managed care payers, a large portion of the medications dispensed by our TouchScript customers is dispensed to managed care patients. Accordingly, we expect that the fastest growing portion of our business will provide margins with respect to the sale of prepackaged medications that are lower than we have historically experienced. In addition, we expect that seasonal variances in demand for our products and services will continue. Historically, all other factors aside, our sales of prepackaged medications have been highest in the fall and winter months.

   To maintain our position in a rapidly changing and increasingly competitive marketplace, we expect to continue to increase the number of our sales, sales support, product development and customer service personnel significantly, and, accordingly, we expect our operating expenses to continue to increase. In addition, we expect to amortize unearned compensation expense totaling approximately $1,097,000 through December 31, 2003.

   In addition to medication management, we believe that there are other aspects of the physician's daily work flow that can be effectively addressed through technology-focused solutions. We have enhanced and intend to continue to enhance our current offerings by integrating new products and services that address these needs. In furtherance of this strategy, in May 2000, we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of Internet-delivered patient education. In connection with these acquisitions, we recorded goodwill and other intangible assets of approximately $160,500,000, $4,600,000 of which will be amortized over two years, and the balance of which will be amortized over five years. In 2000, we completed another acquisition that resulted in additional goodwill of approximately $10,800,000, which is being amortized over two years.

   In addition, on January 8, 2001, we acquired Channelhealth Incorporated in exchange for approximately 8,600,000 shares of our common stock with a fair value of approximately $218,400,000 and approximately 493,000 common stock options with a fair value of approximately $7,600,000 in replacement of outstanding Channelhealth common stock options. This acquisition will be accounted for as a purchase and we expect to record goodwill and other intangible assets equal to a substantial portion of the purchase price. Under current accounting rules, these intangible assets will be amortized over their estimated economic life, which ranges from five to 10 years. Additional stock-based consideration will be granted to the sellers of Channelhealth if certain revenue targets are achieved during 2002. Those revenue targets, if achieved, will result in the recording of additional purchase price at the time that the targets are met. We also anticipate that there will be additional cash required to fund the ongoing operations of Channelhealth.

   We do not believe that inflation has had a material effect on our results of operations.

   In the years ended December 31, 1998, 1999 and 2000, we recorded total unearned stock compensation of approximately $407,000, $1,850,000 and $0, respectively, in connection with stock options granted during the period. These amounts represent the difference between the exercise price of stock option grants and the deemed fair market value of our common stock at the time of the grants. These amounts are being amortized over the vesting periods of the applicable options, resulting in approximately $176,000, $449,000 and $535,000 in selling, general and administrative expenses for the years ended December 31, 1998, 1999 and 2000, respectively. Amortization of unearned compensation expense for each of the next three fiscal years is expected to be as follows:

                                                                      Amount
      Year Ended                                                  (In thousands)
      ----------                                                  --------------
      December 31, 2001..........................................      $496
      December 31, 2002..........................................       485
      December 31, 2003..........................................       116

   In March 1999, in order to focus all of management's attention and resources on its physician medication management business and due to the significant resources necessary to remain competitive and sustain profitability in the pharmacy benefit management business, we sold substantially all of the assets, excluding cash and accounts receivable, of our pharmacy benefit management business. The total consideration was approximately $7,500,000 in cash at closing and a contingent payment based upon achieving certain milestones for the one-year period following the closing. During the year ended December 31, 2000, we received a contingent payment of $4,353,000, net of related expenses. This business had net sales of $52,866,000 and $14,292,000 in 1998 and 1999, respectively, while recording an operating profit of $970,000, $642,000 and $83,000 in 1998, 1999 and 2000, respectively. The profit in 2000 was due to the recovery of certain receivables previously fully reserved. Our financial statements and the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the pharmacy benefit management business as a discontinued operation. In the years ended December 31, 1999 and 2000, we recognized gains on the sale of this business of $3,547,000 and $4,353,000, respectively, based upon the consideration received.

   In 1999, we completed acquisitions through the issuance of 204,771 shares of our common stock with a value of approximately $2,572,000 and a promissory note in the principal amount of $650,000, bearing interest at 6% per year and payable upon the consummation of our initial public offering. We repaid the promissory note, including accrued interest of $3,000, in August 1999.

   On May 9, 2000, we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, in exchange for 1,617,873 shares of our common stock with a value of approximately $127,400,000 and cash of $5,000,000. Approximately $5,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during the three months ended June 30, 2000. In addition, approximately $4,600,000 of the purchase price was allocated to acquired software and is being amortized on a straight-line basis over two years, the software's estimated useful life. Trademarks and goodwill, totaling approximately $125,600,000, are being amortized on a straight-line basis over five years.

   On May 17, 2000, we acquired Medifor, Inc., a provider of Internet-delivered patient education. In exchange for all of the outstanding common and preferred A and B stock of Medifor, Allscripts issued 935,858 shares of its common stock with a fair value of approximately $34,400,000. In addition, Allscripts issued 142,786 common stock options in replacement of Medifor common stock options with a fair value of approximately $4,200,000. The fair value of the replacement common stock options was estimated using the Black-Scholes model. Approximately $8,700,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during the three months ended June 30, 2000. Trademarks and goodwill totaling $30,300,000 are being amortized on a straight-line basis over five years.

   In 2000, we completed another acquisition through the issuance of 87,484 shares of our common stock and a cash payment of $8,000,000. The acquisition resulted in goodwill of approximately $10,800,000, which is being amortized on a straight-line basis over two years.

   On January 8, 2001, we completed the acquisition of Channelhealth Incorporated in exchange for 8,592,996 shares of common stock with a fair value of approximately $218,400,000, the issuance of approximately 493,000 common stock options as replacement of outstanding Channelhealth common stock options with a fair value of approximately $7,600,000 and transaction costs totaling approximately $4,750,000. We will pay additional stock-based consideration if certain revenue targets are achieved during 2002.

Results of Operations

   The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

                                                           Year Ended
                                                          December 31,
                                                       ----------------------
                                                       1998    1999     2000
                                                       -----   -----   ------
Revenue............................................... 100.0%  100.0%   100.0%
Cost of revenue.......................................  73.1    79.4     77.3
                                                       -----   -----   ------
Gross profit..........................................  26.9    20.6     22.7
Operating expenses:
  Selling, general and administrative expenses........  53.5    74.9     77.7
  Amortization of intangibles.........................   1.6     4.9     43.8
  Write-off of acquired in-process research and
   development........................................   --      --      25.0
  Other operating expenses............................   1.8     1.2      0.8
                                                       -----   -----   ------
Loss from operations.................................. (30.0)  (60.4)  (124.6)
Interest income (expense), net........................  (2.5)    4.4     14.0
Other expense, net....................................   --      --      (1.8)
                                                       -----   -----   ------
Loss from continuing operations....................... (32.5)  (56.0)  (112.4)
Income from discontinued operations...................   4.1     2.3      0.2
Gain from sale of discontinued operations.............   --     12.9      7.9
                                                       -----   -----   ------
Loss before extraordinary items....................... (28.4)  (40.8)  (104.3)
Extraordinary loss from early extinguishment of debt..  (3.3)    --       --
                                                       -----   -----   ------
Net loss.............................................. (31.7)% (40.8)% (104.3)%
                                                       =====   =====   ======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Total revenue increased by 99% or $27,397,000 from $27,586,000 in 1999 to $54,983,000 in 2000. E-commerce revenue increased by 259% or $25,105,000 from $9,694,000 in 1999 to $34,799,000 in 2000. Traditional revenue increased by 13% or $2,292,000 from $17,892,000 in 1999 to $20,184,000 in 2000.

   The increase in e-commerce revenue reflects increased installations and utilization of TouchScript, a conversion of traditional revenue as a result of traditional customers adopting TouchScript and ordering products over the Internet, revenue generated from our e-Detailing product, revenue generated by our Medifor and MasterChart acquisitions, an increase in the percentage of brand drugs sold, which have a higher average selling price than their generic counterparts, general price inflation of brand and generic medications and revenue generated from information services. The increase in traditional revenue reflects general price inflation of brand and generic medications, and increased sales of pre-packaged medications to new customers obtained through internal business generation and acquisition and traditional revenue generated by a 1999 acquisition, offset partially by a conversion of traditional revenue to e-commerce, as outlined above.

   Cost of revenue increased by 94% or $20,609,000 from $21,909,000 in 1999 to $42,518,000 in 2000 due to increased revenue, higher depreciation expense due to an increase in the number of customers deploying Touchscript, increased amortization of acquired software, general price inflation of both brand and generic products, and increased operating costs at sites where we manage the dispensary on behalf of the physician. For the twelve months ended December 31, 2000, cost of revenue as a percentage of total revenue decreased from 79.4% in the prior year period to 77.3% principally due to higher relative margin contributions from our e-Detailing products, information services and software license fees, partially offset by increased depreciation, increased operating costs at sites where we manage the dispensary on behalf of the physician and a greater percentage of revenue coming from lower margin brand medications.

   Selling, general and administrative expenses for the twelve months ended December 31, 2000 increased by 107% or $22,077,000 from $20,656,000 in 1999 to
$42,733,000 in 2000 due primarily to additional spending for sales and sales support personnel and related expenses needed to sell, implement and support TouchScript installations and our e-Detailing product, expenses related to MasterChart and Medifor operations that were acquired during May 2000 and TeleMed operations that were acquired during May 1999, additional spending for TouchScript and Internet product development personnel and related support expenses, and an increase in non-cash charges related to stock options issued to non-employees. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 77.7% for the twelve months ended December 31, 2000 from 74.9% of total revenue in the prior year period.

   Amortization of intangibles for the twelve months ended December 31, 2000 increased by $22,711,000 from $1,351,000 in 1999 to $24,062,000 in 2000. The increase in amortization relates to the amortization of goodwill and other intangibles recorded in connection with acquisitions made during 2000, as well as the amortization of goodwill and other intangibles recorded in connection with acquisitions made during 1999. For the twelve months ended December 31, 2000, we recorded an expense for the immediate write-off of acquired in-process research and development related to the Medifor and MasterChart acquisitions in the amount of $13,729,000.

   Other operating expenses for the twelve months ended December 31, 2000 increased $131,000 from $319,000 to $450,000. The expense in 2000 represents a special charge, consisting primarily of professional fees, related to our revision of interim period financial results.

   Net interest income for the twelve months ended December 31, 2000 was $7,706,000 as compared to net interest income of $1,216,000 for the prior year period. The change relates to interest earned on the investment of net proceeds from our initial public offering in July 1999 and our public offering in March 2000, as well as the repayment of borrowings under our revolving credit facility with our commercial bank in July 1999.

   Other expenses for the twelve months ended December 31, 2000 of $1,000,000 reflect a non-cash writedown of an investment in an early stage Internet software company focused on the college healthcare market.

   We have recorded no provision or benefit for income taxes during 2000 because we currently anticipate that the annual effective income tax rate will be minimal or zero and we have fully reserved our net deferred tax assets.

   The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations." The gain for the twelve months ended December 31, 2000 represents final payment of contingent consideration related to the sale. See "Discontinued Operations" section for a discussion of these operations.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Total revenue increased by 17% or $3,904,000 from $23,682,000 in 1998 to $27,586,000 in 1999. E-commerce revenue increased by 621% or $8,350,000 from $1,344,000 in 1998 to $9,694,000 in 1999. Traditional revenue decreased by 20% or $4,446,000 from $22,338,000 in 1998 to $17,892,000 in 1999.

   The increase in e-commerce revenue reflects a shifting of traditional revenue as a result of traditional customers ordering products over the Internet, as well as additional installations and increased use of TouchScript. The decrease in traditional revenue reflects a shifting of traditional revenue to e-commerce as outlined above and the attrition of traditional customers, as well as reduced levels of prepackaged medication dispensing by our traditional customers due to the increased penetration of managed care prescription programs. This decrease was partially offset by general price inflation of brand medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, and revenue generated by a 1999 acquisition.

   Cost of revenue increased by 27% or $4,589,000 from $17,320,000 in 1998 to $21,909,000 in 1999 due to a greater percentage of revenue coming from sales of higher cost brand products, increased revenue, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased costs of technical support. Cost of revenue as a percentage of total revenue increased from 73.1% in 1998 to 79.4% in 1999 principally due to a greater percentage of revenue coming from lower margin brand products and increased operating costs at sites where we manage the dispensary on behalf of the physician. This percentage increase was partially offset by higher relative percentage margin contributions from software and TeleMed revenues.

   Selling, general and administrative expenses increased by 63% or $7,998,000 from $12,658,000 in 1998 to $20,656,000 in 1999 due primarily to additional spending for sales and sales support personnel as well as related expenses needed to sell, implement and support TouchScript installations, additional spending for TouchScript and Internet product development personnel and related support expenses, expenses related to TeleMed operations, increased recruiting expenses, increased legal costs and additional stock compensation expense. In 1999, we recorded unearned stock compensation of approximately $1,850,000, representing the difference between the exercise price of stock option grants and the deemed fair market value of our common stock at the time of the grants. This amount will be amortized to expense over the vesting periods of the applicable grants and is expected to be fully amortized by 2003. We also incurred non-cash compensation expense of $293,000 in 1999 related to stock options issued to consultants of Allscripts. As a result, selling, general and administrative expenses as a percentage of total revenue increased from 53.4% in 1998 to 74.9% in 1999.

   Amortization of intangibles increased by 263% or $979,000 from $372,000 in 1998 to $1,351,000 in 1999. The increase in amortization relates to the amortization of the goodwill recorded in the TeleMed acquisition, which was completed in May 1999, and the Shopping@Home acquisition, which was completed in June 1999.

   Other operating expenses decreased by 26% or $111,000 from $430,000 in 1998 to $319,000 in 1999. Other operating expenses in 1999 of $319,000 reflect a non-cash charge related to the issuance of common stock upon the closing of our initial public offering in accordance with a contingent payment obligation related to an acquisition we made in 1995. The 1998 expense consisted entirely of severance costs related to the refocusing of our sales efforts.

   Net interest income for 1999 was $1,216,000 as compared to net interest expense of $596,000 for 1998. This increase relates to interest earned on the investment of net proceeds from our initial public offering in July 1999, the exchange of subordinated convertible debentures for redeemable preferred stock in April 1998, the repayment of the term loan we had with our commercial bank in April 1998 and the repayment of borrowings on our revolving credit facility with our commercial bank in July 1999.

   We have recorded no provision or benefit for income taxes for the twelve months ended December 31, 1999 because we anticipate that the annual effective income tax rate will be minimal or zero, and we have fully reserved all of our deferred tax assets.

   The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations." See "Discontinued Operations" section for a discussion of these operations.

Selected Quarterly Operating Results

   Our quarterly results of operations have generally been seasonal, with a greater proportion of our revenue typically occurring in the first and fourth quarters. This seasonality is primarily attributable to the fact that more prescriptions are written in the winter months.

   The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2000 and each item as a percentage of total revenue. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See "Risk Factors--Risks Related to Our Stock--Our quarterly operating results may vary."

                                                      Quarter Ended
                          ---------------------------------------------------------------------------------
                                                       (unaudited)
                                        1999                                     2000
                          -------------------------------------   -----------------------------------------
                          March 31 June 30   Sept. 30   Dec. 31   March 31   June 30    Sept. 30   Dec. 31
                          -------- -------   --------   -------   --------   --------   --------   --------
                                                     (In thousands)
Statements of Operations
 Data:
Revenue.................   $6,028  $ 6,392   $ 6,975    $ 8,191   $ 9,647    $ 12,116   $ 14,838   $ 18,382
Cost of revenue.........    4,565    5,143     5,686      6,515     7,597       9,492     11,654     13,775
                           ------  -------   -------    -------   -------    --------   --------   --------
Gross profit............    1,463    1,249     1,289      1,676     2,050       2,624      3,184      4,607
Operating expenses:
 Selling, general and
  administrative
  expenses..............    3,550    4,554     5,698      6,854     8,945      10,748     11,624     11,416
 Amortization of
  intangibles...........       93      175       477        606       574       5,443      9,020      9,025
 Write-off of acquired
  in-process research
  and development.......      --       --        --         --        --       13,729        --         --
 Other operating
  expenses..............      --       --        319        --        --          --         --         450
                           ------  -------   -------    -------   -------    --------   --------   --------
Loss from operations....   (2,180)  (3,480)   (5,205)    (5,784)   (7,469)    (27,296)   (17,460)   (16,284)
Interest income
 (expense), net.........     (109)     (91)      603        813     1,183       2,272      2,247      2,004
Other expense, net......      --       --        --         --        --          --         --      (1,000)
                           ------  -------   -------    -------   -------    --------   --------   --------
Loss from continuing
 operations.............   (2,289)  (3,571)   (4,602)    (4,971)   (6,286)    (25,024)   (15,213)   (15,280)
Income from discontinued
 operations.............       26      --        616        --         83         --         --         --
Gain from sale of
 discontinued
 operations.............    3,547      --        --         --      4,160         193        --         --
                           ------  -------   -------    -------   -------    --------   --------   --------
Net income (loss).......   $1,284  $(3,571)  $(3,986)   $(4,971)  $(2,043)   $(24,831)  $(15,213)  $(15,280)
                           ======  =======   =======    =======   =======    ========   ========   ========

                                                      Quarter Ended
                          ---------------------------------------------------------------------------------
                                                       (unaudited)
                                        1999                                     2000
                          -------------------------------------   -----------------------------------------
                          March 31 June 30   Sept. 30   Dec. 31   March 31   June 30    Sept. 30   Dec. 31
                          -------- -------   --------   -------   --------   --------   --------   --------
As a Percentage of
 Revenue:
Revenue.................    100.0%   100.0%    100.0%     100.0%    100.0%      100.0%     100.0%     100.0%
Cost of revenue.........     75.7     80.5      81.5       79.5      78.7        78.3       78.6       74.9
                           ------  -------   -------    -------   -------    --------   --------   --------
Gross profit............     24.3     19.5      18.5       20.5      21.3        21.7       21.4       25.1
Operating expenses:
 Selling, general and
  administrative
  expenses..............     58.9     71.3      81.6       83.7      92.7        88.8       78.3       62.1
 Amortization of
  intangibles...........      1.5      2.7       6.8        7.4       6.0        44.9       60.8       49.1
 Write-off of acquired
  in-process research
  and development.......      --       --        --         --        --        113.3        --         --
 Other operating
  expenses..............      --       --        4.6        --        --          --         --         2.5
                           ------  -------   -------    -------   -------    --------   --------   --------
Loss from operations....    (36.1)   (54.5)    (74.5)     (70.6)    (77.4)     (225.3)    (117.7)     (88.6)
Interest income
 (expense), net.........     (1.8)    (1.4)      8.6        9.9      12.3        18.8       15.2       10.9
Other expense, net......      --       --        --         --        --          --         --        (5.4)
                           ------  -------   -------    -------   -------    --------   --------   --------
Loss from continuing
 operations.............    (37.9)   (55.9)    (65.9)     (60.7)    (65.1)     (206.5)    (102.5)     (83.1)
Income from discontinued
 operations.............      0.4      --        8.8        --        0.8         --         --         --
Gain from sale of
 discontinued
 operations.............     58.8      --        --         --       43.1         1.5        --         --
                           ------  -------   -------    -------   -------    --------   --------   --------
Net income (loss).......     21.3%   (55.9)%   (57.1)%    (60.7)%   (21.2)%    (205.0)%   (102.5)%    (83.1)%
                           ======  =======   =======    =======   =======    ========   ========   ========

Discontinued Operations

   The operating results of the pharmacy benefit management segment have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, we have reclassified our prior financial statements to present the operating results of the pharmacy benefit management business as a discontinued operation.

   Operating results from discontinued operations were as follows:

                                                            1998    1999   2000
                                                           ------- ------- ----
                                                              (In thousands)
      Revenue............................................. $52,866 $14,292 $--
      Cost of revenue.....................................  49,313  13,378  --
                                                           ------- ------- ----
          Gross profit....................................   3,553     914  --
      Selling, general and administrative expenses........   2,583     272  (83)
                                                           ------- ------- ----
      Operating income....................................     970     642   83
                                                           ------- ------- ----
      Income from discontinued operations................. $   970 $   642 $ 83
                                                           ======= ======= ====

   Revenue from discontinued operations decreased by 73.0% or $38,574,000 from $52,866,000 in 1998 to $14,292,000 in 1999 due to the sale of the pharmacy benefit management business in March 1999.

   Cost of revenue decreased by 72.9% or $35,935,000 from $49,313,000 in 1998 to $13,378,000 in 1999 due to the sale of the pharmacy benefit management business in 1999 as noted above. Cost of revenue as a percentage of revenue increased from 93.3% in 1998 to 93.6% in 1999.

   Selling, general and administrative expenses decreased by $2,311,000 or 89.5% from $2,583,000 in 1998 to $272,000 in 1999, primarily due to the sale of the pharmacy benefit management business in March 1999, as noted above. Selling, general and administrative expenses in 2000 included the recovery of certain receivables that were previously fully reserved.

Liquidity and Capital Resources

   At December 31, 2000, our principal sources of liquidity consisted of $76,513,000 of cash and cash equivalents and $43,324,000 of marketable securities. Historically, our principal sources of funds were bank borrowings, the sale of subordinated debt, redeemable preferred stock and equity securities, and operating cash flow generated by our pharmacy benefit management business, which we sold in March 1999. We issued securities for net cash proceeds totaling $8,930,000 in 1998, $102,709,000 in 1999 and $99,766,000
in 2000. We have used these capital resources to fund operating losses, working capital, capital expenditures, acquisitions and retirement of debt. At December 31, 2000, we had an accumulated deficit of $119,375,000.

   Net cash used in operating activities increased by $12,286,000 from $12,693,000 for 1999 to $24,979,000 for 2000, of which $4,277,000 relates to an increase in operating losses and $8,009,000 reflects an increase in cash used for net working capital. Depreciation and amortization increased by $26,115,000 to $28,632,000 for the twelve months ended December 31, 2000, compared to $2,517,000 for the twelve months ended December 31, 1999, primarily due to amortization expenses related to recent acquisitions. Accounts receivable increased by $8,449,000 in the twelve months ended December 31, 2000, versus a decrease of $4,828,000 in the same period last year, primarily due to increased sales volume in 2000 and the sale of the pharmacy benefit management business in March 1999. Interest receivable increased $951,000 in the twelve months ended December 31, 2000, due to higher investments in cash equivalents and marketable securities. Inventories increased by $1,525,000 in the twelve months ended December 31, 2000, versus an increase of $1,353,000 for the same period last year due to increased levels of activity. Prepaid expenses and other assets increased by $604,000 in 1999 to $2,782,000 in 2000 primarily due to the capitalization of expenses related to the

Channelhealth acquisition, which was closed on January 8, 2001, and increased prepaid commissions and insurance. Accounts payable increased by $2,366,000 in the twelve months ended December 31, 2000, versus a decrease of $3,999,000 in the same period the previous year, primarily due to increased levels of activity and the sale of the pharmacy benefit management business in March 1999. Accrued expenses and deferred revenue increased by $1,780,000 in the twelve months ended December 31, 2000, compared to a decrease of $10,000 in the comparable 1999 period, primarily due to an increase in deferred revenue from e-detailing, information, dictation and document management products, as well as an increase in other accrued expenses due to increased sales volume in 2000. Accrued compensation increased $540,000 in the twelve months ended December 31, 2000, versus an increase of $261,000 in the same period in the prior year, primarily due to an increase in commissions and incentive payments offset by a reduction in amounts owed to employees for unused vacation. During 2000, Allscripts also incurred non-cash charges of $751,000 related to stock options issued to non-employees, $13,729,000 related to the write-off of in-process research and development costs and $1,000,000 related to the write-down of an investment.

   Net cash used in investing activities increased to $47,037,000 in the twelve months ended December 31, 2000 from $11,959,000 in the same period in the prior year, primarily as a result of net cash used to invest in marketable securities of $27,816,000 compared to $15,049,000 for the same period in 1999. In addition, net cash used for acquisitions was $13,223,000 for the twelve months ended December 31, 2000, compared to $46,000 of net cash provided by acquisitions for the same period in 1999. Capital expenditures increased to $9,351,000 for the twelve months ended December 31, 2000, compared to $4,428,000 for the same period in 1999. The increased level of expenditures in 2000 relates to facilities expansion and improvements, increased purchases of TouchScript computer systems and an increase in capital outlays to accommodate new employees. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

   On July 28, 1999, Allscripts completed the initial public offering of its common stock. Allscripts issued 7,000,000 shares of common stock at an initial public offering price of $16.00 per share and all outstanding shares of convertible preferred stock automatically converted into 2,977,483 shares of common stock. The initial public offering resulted in gross proceeds of $112,000,000; $7,840,000 of which was applied to the underwriting discount and approximately $1,451,000 of which was applied to related offering expenses. In addition, Allscripts used approximately $34,745,000 of the proceeds to redeem all outstanding shares of its Series H, I and J Redeemable Preferred Stock, plus accrued dividends thereon, $3,900,000 to repay advances under its revolving line of credit with its commercial bank and approximately $653,000 to repay a promissory note, including accrued interest, issued as consideration for a 1999 acquisition.

   On March 10, 2000, we completed a public offering of 1,452,000 shares of our common stock at an initial price to the public of $73.00 per share, resulting in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $669,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,766,000 were invested in short-term, interest-bearing, investment grade securities pending their use for general corporate purposes and working capital.

   Net cash provided by financing activities increased to $107,968,000 for the twelve months ended December 31, 2000, compared to $64,495,000 for the twelve months ended December 31, 1999, primarily due to a $34,745,000 payment in connection with the mandatory redemption of preferred stock, which occurred in 1999, and the receipt of $9,983,000, net of related expenses, related to a private placement of common stock in March 2000.

   At December 31, 2000, we had operating loss carryforwards available for federal income tax reporting purposes of approximately $56,587,000 and expect to generate taxable losses in 2001. The operating loss carryforwards expire from 2002 to 2020. Our ability to use these operating loss carryforwards to offset future taxable income depends on a variety of factors, including possible limitations on usage under Internal Revenue Code Section 382. Section 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common shares, stock options, warrants and preferred shares.

   We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet the anticipated cash needs of our current business for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective in the first quarter of 2001. We currently do not invest in derivative investments nor do we engage in hedging activities. We do not expect our adoption of FAS No. 133 to have a material effect on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 during the fourth quarter of 2000 did not have a material effect on our financial position or results of operations.

Risk Factors

   You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

             Risks Related to Allscripts Healthcare Solutions, Inc.

If physicians do not accept our products and services, our growth will be impaired.

   Our business model depends on our ability to sell the TouchScript system and Physician Channel applications and services to physicians and other healthcare providers and to generate usage by a large number of physicians. We have not achieved this goal with previous or currently available versions of the TouchScript system or the Physician Channel applications and services. Physician acceptance of our products and services will require physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians will integrate our products and services into their office work flow or that participants in the pharmaceutical healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the pharmaceutical healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians and other healthcare participants or to position our services as a preferred method for pharmaceutical healthcare delivery and information management, our prospects for growth will be diminished.

We are currently experiencing losses and we may not become profitable in the future.

   We are currently experiencing losses and cannot assure you that we will become profitable in the foreseeable future, if ever. For the year ended December 31, 2000, Allscripts, Inc. had a net loss of $57,367,000. Historically, Channelhealth has also incurred significant net losses, and since Channelhealth has only recently implemented its business strategy, we expect Channelhealth to continue to incur losses at least through 2001. Additionally, Channelhealth has spent significant amounts on research and development and sales and marketing efforts, and we expect these costs to continue. We cannot be certain that we will achieve profitability, and even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Because our business model is new and unproven, our operating history is not indicative of our future performance, and our business is difficult to evaluate.

   Because we have not yet successfully implemented our business model, we do not have an operating history upon which you can evaluate our prospects, and you should not rely upon our past performance to predict our future performance. Since its inception as an independent company in September 1999, Channelhealth's operating activities have consisted largely of developing the software applications necessary to provide its services, and Channelhealth has only recently begun to sell its software and services to provider organizations. In addition, Channelhealth's long-term success will depend largely on the success of its strategic relationships and the strategic alliance between us and IDX. Channelhealth is still in the early stages of its current strategic relationships and we are unable to predict whether the goals of those relationships will be achieved. Channelhealth's limited operating history and limited experience with its strategic business partners make it difficult to evaluate its business and its prospects. Our operating history is not necessarily indicative of our future performance under our new business model. In attempting to implement our business model, we are significantly changing our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below.

We may face difficulties in integrating the operations and products of Channelhealth and Allscripts, Inc.

   Channelhealth and Allscripts, Inc. operated separately until January 8, 2001. Our management team does not have experience with the combined business. Integration of product lines will involve consolidation of products with duplicative functionality, coordination of research and development activities and convergence of the technologies supporting the various products. We may not be able to integrate the products, product development, information systems and operations of Channelhealth and Allscripts, Inc. without a loss of key officers, employees, customers or suppliers, a loss of revenues or an increase in net loss, an increase in operating or other costs or other difficulties. In addition, we may not be able to realize the operating efficiencies, the material expansion of our customer base to IDX customers or the other benefits expected from the merger and related transactions such as our strategic alliance with IDX. Any unexpected costs or delays incurred in connection with this integration could have an adverse effect on our business, results of operations or financial condition.

The business separation of Channelhealth from IDX may impair assets.

   The separation of Channelhealth from the rest of IDX's businesses, assets and liabilities pursuant to the asset purchase agreement between IDX and Channelhealth required the transfer of assets, including intellectual property rights, between Channelhealth and IDX. Some of these transfers may have triggered Channelhealth liabilities that are not yet known by Channelhealth. Generally, IDX will be responsible for these liabilities but IDX would not be required to indemnify Channelhealth for any losses that are consequential, in the nature of lost profits, diminution in value, damage to reputation or the like, special or punitive damages.

If we are unable to maintain existing relationships and create new relationships with managed care payers, our prospects for growth will suffer.

   We rely on managed care organizations to reimburse our physician customers for prescription medications dispensed in their offices. While many of the leading managed care payers and pharmacy benefit managers currently reimburse our physicians for in-office dispensing, none of these payers is under a long-term obligation to do so. If we are unable to increase the number of managed care payers that reimburse for in-office dispensing, or if some or all of the payers who currently reimburse physicians decline to do so in the future, utilization of our products and, therefore, our growth will be impaired.

Our growth and revenues could suffer if we are unable to enter into and maintain relationships with IDX customers.

   We seek to increase Channelhealth's subscriber base through targeting provider organizations that use IDX practice management systems or other IDX services, and affiliates of these organizations. Channelhealth's services use the Web FrameWork technology, which it licenses from IDX, and which enables its software applications and services to be tightly integrated with IDX practice management systems and provide real-time synchronization of data. If Channelhealth's relationship with IDX terminates, its services might not be as attractive to IDX customers and Channelhealth may not have access to this potential customer base, IDX might enter into arrangements that would allow Channelhealth's competitors to utilize IDX technology and IDX could compete against Channelhealth. If any of these situations were to occur, our expected revenues may be lower, our business may be harmed and our stock price may fall.

Our business will be harmed if we cannot maintain the strategic alliance agreement and the cross license agreement with IDX.

   Upon completion of the mergers, we entered into a 10-year strategic alliance agreement with IDX pursuant to which we and IDX agreed to coordinate product development and align our respective marketing processes. Under this agreement IDX granted us the exclusive right to market, sell, license and distribute ambulatory point-of-care and clinical application products to IDX customers. This agreement does not, however, limit IDX's continued development and distribution of its own "LastWord" or radiology products and services. Our business strategy includes targeting current and prospective IDX customers and their affiliates. If we fail to successfully implement that business strategy, we may not be able to achieve projected results or support the price paid for Channelhealth. If the strategic alliance agreement is terminated, we would lose access to an important customer base. After the expiration or termination of the strategic alliance agreement, we may not be able to align with another company to market and distribute our products on as favorable a basis as that represented by the IDX strategic alliance. This would harm our growth and revenue. In addition, prior to the termination of this agreement, we cannot allow certain specified IDX direct competitors to market, distribute or sell our or Channelhealth's services, even if that agreement would benefit our business.

   Also upon completion of the mergers, Channelhealth entered into an amended and restated cross license and software maintenance agreement with IDX pursuant to which Channelhealth granted IDX a license to use, market and sublicense its products combined with IDX products, and IDX granted Channelhealth a license to use, market and sublicense IDX software for use with Channelhealth products. If this agreement is terminated, Channelhealth will not have access to IDX software, which would harm our ability to integrate our services with IDX systems and provide real-time data synchronization. This would make Channelhealth's systems less desirable to IDX customers and would harm its business.

If we are unable to successfully introduce new products, our business prospects will be impaired.

   The successful implementation of our business model depends on our ability to introduce new products and to introduce these new products on schedule. We cannot assure you that we will be able to introduce new products or our products currently under development on schedule, or at all. In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our new product releases and services before or after commercial release, which would result in product redevelopment costs and loss of, or delay in, market acceptance. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have a material adverse effect on our business prospects.

Our business will not be successful unless we establish and maintain strategic relationships.

   To be successful, we must establish and maintain strategic relationships with leaders in a number of healthcare and Internet industry segments. This is critical to our success because we believe that these relationships will enable us to:

  . extend the reach of our products and services to a larger number of physicians and to other participants in the healthcare industry;

  . develop and deploy new products;

  . further enhance the Allscripts and Channelhealth brands; and

  . generate additional revenue.

   Entering into strategic relationships is complicated because some of our current and future strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to establish relationships with key participants in the healthcare industry if we have relationships with their competitors. Moreover, many potential strategic partners have resisted, and may continue to resist, working with us until our products and services have achieved widespread market acceptance.

   Once we have established strategic relationships, we will depend on our partners' ability to generate increased acceptance and use of our products and services. To date, we have established only a limited number of strategic relationships, and many of these relationships, are in the early stages of development and may not achieve the objectives that we seek. On June 8, 2000, Channelhealth and IDX entered into agreements with Healtheon/WebMD Corp. pursuant to which Healtheon/WebMD agreed to provide electronic transaction and content services to Channelhealth and IDX. Pursuant to the agreement, Healtheon/WebMD's content is to be integrated into Channelhealth's Physician Channel and Patient Channel Internet services. Healtheon/WebMD further committed to a multi-million dollar campaign promoting IDX and Channelhealth products and services that incorporate Healtheon/WebMD content and transactions. Healtheon/WebMD has recently informed IDX that it believes Channelhealth and IDX will be unable to perform their obligations to Healtheon/WebMD now that a strategic alliance between IDX and us has been consummated. Healtheon/WebMD also stated that it would seek to terminate the Channelhealth agreement and would propose a "restructured" relationship with IDX. We believe that Channelhealth's and IDX's performance will not be impaired by the strategic alliance with us and that Healtheon/WebMD does not have a basis for unilaterally terminating the Channelhealth agreement or restructuring the IDX agreement. In addition, pursuant to the strategic alliance agreement between IDX and us, we and IDX each agree not to take any action that would cause a default under or termination of the agreement between Channelhealth and Healtheon/WebMD.

   We have limited experience in establishing and maintaining strategic relationships with healthcare and Internet industry participants. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business will suffer. In the event the Healtheon/WebMD agreement is terminated, our expected revenues for 2001 may be significantly lower than currently anticipated, our business may be harmed and our stock price may fall.

If potential customers take a long time to evaluate the purchase of our products and services, we could incur additional selling expenses and require additional working capital.

   The length of the sales cycle for our current TouchScript product and Physician Channel services depend on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, and is difficult to predict. Our marketing efforts with respect to large healthcare organizations generally involve a lengthy sales cycle due to these organizations' complex decision-making processes. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

If we cannot keep pace with advances in technology, our business could be harmed.

   If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the Internet and healthcare information markets are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers' requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers' requirements.

   We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. An unexpectedly large increase in the volume or pace of traffic on our web site or the number of orders placed by customers may require us to expand and further upgrade our technology. We may not be able to project the rate or timing of increases in the use of our web site accurately or to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business because we may incur unexpected expenses and be unable to meet our customers' requirements.

If we lose the services of our key personnel, we may be unable to replace them, and our business could be negatively affected.

   Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Glen E. Tullman, our Chairman and Chief Executive Officer, and David B. Mullen, our President and Chief Financial Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves our employment we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our business, financial condition and results of operations.

If we are unable to implement our acquisition strategy successfully, our ability to expand our product and service offerings and our customer base may be limited.

   We regularly evaluate acquisition opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of key employees of the acquired company and our inability to maintain the goodwill of the acquired businesses. In order to expand our product and service offerings and grow our business by reaching new customers, we may continue to acquire businesses that we believe are complementary. The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate their operations and technology successfully with our own and maintain the goodwill of the acquired business. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could also result in increased prices of acquisition targets.

   Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition, operating results and prospects. We have taken, and in the future may take, charges against earnings in connection with acquisitions. The costs and expenses incurred may exceed the estimates upon which we based these charges.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position will suffer.

   Our business plan is predicated on our proprietary systems and technology, including TouchScript and the Physician Channel applications and services. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of technology. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

   We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive products. While we do not believe that we have infringed or are infringing on any valid proprietary rights of third parties, an infringement claim has been asserted against us, and we cannot assure you that additional infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

Factors beyond our control could cause interruptions in our operations, which would adversely affect our reputation in the marketplace and our results of operations.

   To succeed, we must be able to operate our systems without interruption. Certain of our communications and information services are provided through our service providers. Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including:

  . power loss and telecommunications failures;

  . software and hardware errors, failures or crashes;

  . computer viruses and similar disruptive problems; and

  . fire, flood and other natural disasters.

   We have no comprehensive plans for these contingencies. Any significant interruptions in our services would damage our reputation in the marketplace and have a negative impact on our results of operations.

We may be liable for use of data we provide.

   We provide data for use by healthcare providers in treating patients. Third-party contractors provide us with most of this data. Although no claims have been brought against us alleging injuries related to the use of our data, claims may be made in the future. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could materially harm our financial condition.

If our security is breached, we could be subject to liability, and people could be deterred from using our services.

   The difficulty of securely transmitting confidential information over the Internet has been a significant barrier to conducting e-commerce and engaging in sensitive communications over the Internet. Our strategy relies on the use of the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter people from using the Internet for these purposes, and from using our system to conduct transactions that involve transmitting confidential healthcare information.

   It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to liability. We may have to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information. In addition, we could incur additional expenses when and if the new rules recently published by the U.S. Department of Health and Human Services regarding the use of personal information become effective.

If we are unable to obtain additional financing for our future needs, our growth prospects and our ability to respond to competitive pressures will be impaired.

   We cannot be certain that additional financing will be available on favorable terms, or at all. If adequate financing is not available or is not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited.

If our content and service providers fail to perform adequately, our reputation in the marketplace and results of operations could be adversely affected.

   We depend on independent content and service providers for many of the benefits we provide through our TouchScript system and our Physician Channel applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews and the routing of transaction data to third-party payers. Any problems with our providers that result in interruptions of our services or a failure of our services to function as desired could damage our reputation in the marketplace and have a material adverse effect on our results of operations. We may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

   We also expect to rely on independent content providers for the majority of the clinical, educational and other healthcare information that we plan to provide on our web site. In addition, we will depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. Any failure by these parties to develop and maintain high quality, attractive content could impair the value of the Allscripts and Channelhealth brands and our results of operations.

If third-party payers force us to reduce our prices, our results of operations could suffer.

   We expect to derive a significant portion of our revenue from the sale, including over the Internet, of prepackaged medications to physicians. We may be subject to pricing pressures with respect to our future sales of prepackaged medications arising from various sources, including practices of managed care organizations and any governmental action requiring or allowing pharmaceutical reimbursement under Medicare. If our pricing of prepackaged medications experiences significant downward pressure, our business will be less profitable.

If we incur costs exceeding our insurance coverage in lawsuits pending against us or that are brought against us in the future, it could materially adversely affect our financial condition.

   Allscripts is a defendant in numerous multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. In addition, Allscripts and certain members of management are defendants in shareholder class action litigation. While we do not believe we or our management have any significant liability in these lawsuits, in the event we or members of our management were found liable in these lawsuits or in any other lawsuits filed against us in the future, and if our insurance coverage were inadequate to satisfy these liabilities, it could have a material adverse effect on our financial condition. See "Legal Proceedings".

If our principal supplier fails or is unable to perform its contract with us, we may be unable to meet our commitments to our customers.

   We currently purchase a majority of the medications that we repackage from McKesson HBOC, Inc. We have an agreement with this supplier that expires in September 2001. If we do not meet certain minimum purchasing requirements, McKesson may increase the prices that we pay under this agreement, in which case we would have the option to terminate the agreement. Although we believe that there are a number of other sources of supply of medications, if McKesson fails or is unable to perform under our agreement, particularly at certain critical times during the year, we may be unable to meet our commitments to our customers, and our relationships with our customers could suffer.

Because of anti-takeover provisions under Delaware law and in our certificate of incorporation and by-laws, takeovers may be more difficult, possibly preventing you from obtaining optimal share price.

   Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, our certificate of incorporation and by-laws provide for a classified Board of Directors and allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control of us.

                         Risks Related to Our Industry

If the healthcare environment becomes more restrictive, or we do not comply with healthcare regulations, our existing and future operations may be curtailed, and we could be subject to liability.

   As a participant in the healthcare industry, our operations and relationships are regulated by a number of federal, state and local governmental entities. Because our business relationships with physicians are unique, and the healthcare electronic commerce industry as a whole is relatively young, the application of many state and federal regulations to our business operations is uncertain. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth.

  . Electronic Prescribing. The use of our TouchScript software by physicians to perform electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. The application of these laws to our business is uncertain because many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. The laws of many jurisdictions neither specifically permit nor specifically prohibit electronic transmission of prescription orders. Future regulation of these areas may adversely affect us.

  . Licensure. As a repackager and distributor of drugs, we are subject to regulation by and licensure with the United States Food and Drug Administration, the United States Drug Enforcement Administration and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA's "good manufacturing practice" regulations. Because the FDA's good manufacturing practice regulations were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce. Both the FDA and the DEA have the right, at any time, to inspect our facilities and operations to determine if we are operating in compliance with the requirements for licensure and all applicable laws and regulations. Along with many other drug repackagers, we have received an FDA warning letter alleging violations of FDA regulations, including the good manufacturing practice regulations. We have implemented procedures intended to address many of the concerns raised by the FDA in that letter and believe that our compliance with FDA regulations meets or exceeds the standard in the drug repackaging industry. We also believe that we possess all licenses required to operate our business. If, however, we do not maintain all necessary licenses, or the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations against drug repackagers or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down.

  . Physician Dispensing. Physician dispensing of medications for profit is allowed in all states except Utah and is prohibited, subject to extremely limited exceptions, in Massachusetts, Montana and Texas. In addition, New Jersey and New York allow physician dispensing of medications for profit, but limit the number of days' supply of all medications, subject to limited exceptions, that a physician may dispense; several other states limit the number of days' supply of controlled substances that a physician may dispense. Other states may enact legislation or regulations prohibiting or restricting physician dispensing.

   The American Medical Association, through certain of its constituent bodies, has historically taken inconsistent positions on physician dispensing, alternately discouraging and supporting it. While the AMA's Council on Ethical and Judicial Affairs in 1986 discouraged physicians from regularly dispensing prescription pharmaceuticals, in 1987 the AMA's House of Delegates adopted the following resolution: "Resolved, that the American Medical Association support the physician's right to dispense drugs and devices when it is in the best interest of the patient and consistent with the AMA's ethical guidelines." This position was reaffirmed by the AMA House of Delegates in January 1997. The AMA's ethical guidelines provide in relevant part that "physicians may dispense drugs within their office practices provided there is no resulting exploitation of patients." While two recent Reports of the Council on Ethical and Judicial Affairs oppose the in-office sale of health-related products by physicians, these reports specifically exclude the sale of prescription items from their scope, although they do refer to the Council's 1986 Report.

  . Stark II. Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as "Stark II," applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. We believe that the physicians who use our TouchScript system or dispense drugs distributed by us are doing so in material compliance with Stark II, either pursuant to an in-office ancillary services exception or another applicable exception. While our physician customers currently do not, to any significant degree, dispense drugs that are reimbursable by Medicare or Medicaid, if they were to and if it were determined that the physicians who use our system or dispense pharmaceuticals purchased from us were not in compliance with Stark II, it could have a material adverse effect on our business, results of operations and prospects.

  . Drug Distribution. As a distributor of prescription drugs to physicians, we and our customers are also subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase of goods, including drugs, covered by the programs. The anti-kickback law provides a number of exceptions or "safe harbors" for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws. If, however, it were determined that we were not in compliance with those laws, we could be subject to liability, and our operations could be curtailed.

  . Claims Transmission. As part of our services provided to physicians, our system will electronically transmit claims for prescription medications dispensed by a physician to many patients' managed care organizations and payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit a claim to any payer, including, for example, Medicare, Medicaid and all private health plans or managed care plans seeking payment for any services or products that have not been provided to the patient or overbilling for services or products provided. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customer is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability.

  . Patient Information. Existing federal and state laws and regulations regulate the disclosure of confidential medical information, including information regarding conditions like AIDS, substance abuse and mental illness. In addition, the U.S. Department of Health and Human Services recently published rules regarding the disclosure of confidential medical information. There is uncertainty as to when those rules will be effective and how they will be interpreted. Further, the rules and their interpretation are subject to change from time to time. In the event that the rules are interpreted in a way that requires material change to the way in which Allscripts does business, it could have a material adverse effect on our business, results of operations and prospects. As part of the operation of our business, our customers do provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for handling of confidential medical information we receive. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of confidential medical information, we could be subject to liability, fines and lawsuits, or our operations could be shut down.

   The Bush Administration has announced that it intends to propose broad Medicare reform legislation that would make available to Medicare recipients a subsidized prescription drug benefit. While no federal price controls are included in the current version of the proposed legislation, any legislation that reduces physician incentives to dispense medications in their offices could adversely affect physician acceptance of our products. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations.

If the new and rapidly evolving Internet and electronic healthcare information markets fail to develop as quickly as expected, our business prospects will be impaired.

   The Internet and electronic healthcare information markets are in the early stages of development and are rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. In addition, several companies have recently introduced or announced their intention to introduce electronic prescribing products. We expect that additional companies will continue to enter these markets. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business prospects will be impaired.

Consolidation in the healthcare industry could adversely affect our business.

   Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.

If the Internet infrastructure does not continue to improve, our ability to use the Internet on a large scale could be compromised.

   If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it. The Internet may not prove to be a viable commercial medium because of inadequate development of the necessary infrastructure, lack of timely development of complementary products like high speed modems, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation. Because our business plan relies heavily on the viability of the Internet, our business will suffer if growth of the Internet does not meet our expectations.

                           Risks Related to Our Stock

The public market for our common stock has been and may continue to be volatile.

   The market price of our common stock is highly volatile and could fluctuate significantly in response to various factors, including:

  . actual or anticipated variations in our quarterly operating results;

  . announcements of technological innovations or new services or products by us or our competitors;

  . changes in financial estimates by securities analysts;

  . conditions and trends in the electronic healthcare information, Internet, e-commerce and pharmaceutical markets; and

  . general market conditions and other factors.

   In addition, the stock markets, especially the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many technology companies, and Internet-related companies in particular. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions like recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock.

   Volatility in the market price for our common stock may result in the filing of securities class action litigation. On October 26, 2000, Allscripts, Inc. announced that its previously reported revenues for the second quarter of 2000 were being revised from $12,616,000 to $12,116,000. Between October 2000 and December 2000, four complaints were filed in the United States District Court for the Northern District of Illinois against Allscripts and its President and Chief Financial Officer, David B. Mullen. The complaints purported to be brought on behalf of a class of individuals who purchased the common stock of Allscripts during the period of July 27, 2000 through and including October 26, 2000 (the "Class Period"), and alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on the restatement of our financial results for the second quarter of 2000. The four complaints were deemed related, and the cases were reassigned and consolidated for all purposes before Judge Charles Kocoras, before whom the first filed case was pending. The consolidated action is entitled In re Allscripts, Inc. Securities Litigation, No. 00C6796 (N.D. Ill.) and includes all consolidated cases: Bredeson v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6796 (N.D. Ill., filed on October 31, 2000), Karmazin v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6864 (N.D. Ill., filed on November 2, 2000), Mohr v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6992 (N.D. Ill., filed on November 6, 2000), Nadav v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-8126 (N.D. Ill., filed on December 26, 2000).

   In January 2001, Lead Plaintiff and Lead Counsel were appointed in the consolidated case. On March 12, 2001, plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint continues to name Allscripts and David B. Mullen as defendants and alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act. Three additional defendants are named in the Amended Complaint: Glen E. Tullman, our Chairman of the Board and Chief Executive Officer, J. Peter Geerlofs, our Chief Medical Officer, and Philip J. Langley, formerly our Senior Vice President of Business Development/Field Services. The Amended Complaint purports to expand the Class Period in the consolidated case to include all individuals who purchased the common stock of Allscripts during the period from March 6, 2000 through and including February 27, 2001. The Amended Complaint is based on the previous allegations about the restatement of our financial results for the second quarter of 2000, and new allegations relating to, inter alia, the prospects for our TouchScript product.

   We intend to move to dismiss the Amended Complaint, and Judge Kocoras has set June 2001 as the prospective ruling date. At this time, management is unable to determine the likely outcome of this matter or to reasonably estimate the amount of any potential loss with respect to this matter.

Our quarterly operating results may vary.

   The quarterly operating results of our subsidiaries have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products and services, the sales, installation and implementation cycles for our TouchScript system and Physician Channel applications and services and other factors described in this "Risk Factors" section of this report. For example, all other factors aside, sales of our prepackaged medications have historically been highest in the fall and winter months. We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

We may have substantial sales of our common stock that could cause our stock price to fall.

   Allscripts, Inc.'s common stock began trading on the Nasdaq National Market on July 23, 1999; however, until recently there have been a limited number of shares trading in the public market. A substantial number of our shares have become eligible for public sale, and sales of a substantial number of shares of our common stock could cause our stock price to fall.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

   The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially own or control 18,362,158 shares or 47.5% of the outstanding common stock. If our executive officers and directors choose to act or vote together, they will have the power to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

Safe Harbor for Forward-Looking Statements

   This report and statements we make or our representatives make contain forward-looking statements that involve risks and uncertainties, including those discussed above and elsewhere in this report. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

   Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed above and elsewhere in this report. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   As of December 31, 2000, we did not own any derivative financial instruments but we were exposed to market risks, primarily changes in U.S. interest rates. As of December 31, 2000, we had cash, cash equivalents and marketable securities in financial instruments of $119,837,000. Maturities range from less than one month to approximately 12 years, with the majority being less than one year. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income by approximately $1,198,000.

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Allscripts Healthcare Solutions, Inc.:

   We have audited the accompanying consolidated balance sheet of Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Chicago, Illinois
February 23, 2001, except for note 14,
 as to which the date is March 12, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Allscripts
 Healthcare Solutions, Inc.

   In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of cash flows and of stockholders' equity (deficit) and comprehensive income (loss) for each of the two years in the period ended December 31, 1999 listed in the index appearing under Item 14(a)(1) on page 67 present fairly, in all material respects, the financial position, results of operations and cash flows of Allscripts Healthcare Solutions, Inc. (formerly Allscripts, Inc.) and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Allscripts Healthcare Solutions, Inc. and subsidiaries for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 17, 2000

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              December 31,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
ASSETS
Current assets:
  Cash and cash equivalents............................... $ 40,561  $  76,513
  Marketable securities...................................   15,049     20,663
  Accounts receivable, net of allowances of $3,743 in 1999
   and $4,384 in 2000.....................................    5,126     13,850
  Interest receivable.....................................      340      1,291
  Inventories.............................................    3,585      5,290
  Prepaid and other current assets........................      786      1,724
                                                           --------  ---------
    Total current assets..................................   65,447    119,331
Long-term marketable securities...........................      --      22,661
Fixed assets, net.........................................    4,940     11,792
Intangible assets, net....................................    3,575    149,690
Other assets..............................................       52      1,946
                                                           --------  ---------
    Total assets.......................................... $ 74,014  $ 305,420
                                                           ========  =========
LIABILITIES
Current liabilities:
  Accounts payable........................................ $  4,352  $   7,269
  Accrued expenses........................................      337      2,546
  Accrued compensation....................................    1,327      2,525
  Deferred revenue........................................      575      1,877
                                                           --------  ---------
    Total current liabilities.............................    6,591     14,217
Long-term debt............................................       59        --
Other non-current liabilities.............................      --         228
                                                           --------  ---------
    Total liabilities.....................................    6,650     14,445
                                                           --------  ---------
STOCKHOLDERS' EQUITY
Preferred stock:
  Undesignated, $0.01 par value, 1,000,000 shares
   authorized, no shares issued and outstanding at
   December 31, 1999 and December 31, 2000................      --         --
Common stock:
  $0.01 par value, 75,000,000 shares authorized,
   24,221,537 shares issued, 24,187,072 shares outstanding
   at December 31, 1999; 150,000,000 shares authorized,
   29,138,619 shares issued, 29,104,154 shares outstanding
   at December 31, 2000...................................      242        291
  278,646 shares issued and held pursuant to business
   combinations at December 31, 2000......................      --           3
Additional paid-in capital................................  130,830    411,081
Unearned compensation.....................................   (1,632)    (1,097)
Treasury stock at cost: 34,465 common shares at December
 31, 1999 and December 31, 2000...........................      (68)       (68)
Accumulated deficit.......................................  (62,008)  (119,375)
Accumulated other comprehensive income....................      --         140
                                                           --------  ---------
    Total stockholders' equity............................   67,364    290,975
                                                           --------  ---------
    Total liabilities and stockholders' equity............ $ 74,014  $ 305,420
                                                           ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                    Year ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Revenue........................................... $23,682  $ 27,586  $ 54,983
Cost of revenue...................................  17,320    21,909    42,518
                                                   -------  --------  --------
    Gross profit..................................   6,362     5,677    12,465
Selling, general and administrative expenses......  12,658    20,656    42,733
Amortization of intangibles.......................     372     1,351    24,062
Write-off of acquired in-process research and
 development......................................     --        --     13,729
Other operating expenses..........................     430       319       450
                                                   -------  --------  --------
    Loss from operations..........................  (7,098)  (16,649)  (68,509)
Interest income (expense), net....................    (596)    1,216     7,706
Other expense.....................................     --        --     (1,000)
                                                   -------  --------  --------
Loss from continuing operations...................  (7,694)  (15,433)  (61,803)
Income from discontinued operations...............     970       642        83
Gain from sale of discontinued operations.........     --      3,547     4,353
                                                   -------  --------  --------
Loss before extraordinary item....................  (6,724)  (11,244)  (57,367)
Extraordinary loss from early extinguishment of
 debt.............................................    (790)      --        --
                                                   -------  --------  --------
Net loss..........................................  (7,514)  (11,244)  (57,367)
Accretion of mandatory redemption value of
 preferred shares and accrued dividends on
 preferred shares.................................  (2,415)   (2,198)      --
                                                   -------  --------  --------
Net loss attributable to common stockholders...... $(9,929) $(13,442) $(57,367)
                                                   =======  ========  ========
Per share data--basic and diluted:
  Loss from continuing operations (including
   accretion and accrued dividends on preferred
   shares)........................................ $ (1.66) $  (1.20) $  (2.22)
  Income from discontinued operations.............    0.16      0.04      0.00
  Gain from sale of discontinued operations.......     --       0.25      0.16
  Extraordinary loss..............................   (0.13)      --        --
                                                   -------  --------  --------
  Net loss attributable to common stockholders.... $ (1.63) $  (0.91) $  (2.06)
                                                   =======  ========  ========
Weighted average shares of common stock
 outstanding used in computing basic and diluted
 net loss per share...............................   6,076    14,718    27,900
                                                   =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

            ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                                 INCOME (LOSS)
                     (In thousands, except share amounts)

                                                                                                          Accumu-
                                                                             Treasury                      lated
                   Preferred Stock      Common Stock   Additional Unearned     Stock                       Other
                  ------------------  ----------------  Paid-In   Compen-  -------------    Accumu-    Comprehensive
                    Shares    Amount   Shares   Amount  Capital    sation  Shares Amount lated Deficit    Income      Total
                  ----------  ------  --------- ------ ---------- -------- ------ ------ ------------- ------------- --------
Balance at
December 31,
1997.............  8,718,768  $8,719  3,425,052  $35    $16,208    $   --  34,465  $(68)   $(43,250)        $--      $(18,356)
 Issuance of
 4,597,070 common
 shares in Series
 I Unit Offering.                     4,597,070   46        963                                                         1,009
 Issuance of
 336,532 common
 shares under
 option
 agreements......                       336,532    3         54                                                            57
 Issuance of
 1,326,652
 warrants in
 connection with
 exchange of
 subordinated
 convertible
 debentures for
 Series J
 redeemable
 preferred stock.                                           239                                                           239
 Unearned
 compensation
 expense.........                                           407      (407)                                                --
 Compensation
 expense.........                                                     176                                                 176
 Cumulative
 dividends in
 arrears on
 Series H
 redeemable
 preferred stock.                                          (704)                                                         (704)
 Cumulative
 dividends in
 arrears on
 Series I
 redeemable
 preferred stock.                                          (521)                                                         (521)
 Cumulative
 dividends in
 arrears on
 Series J
 redeemable
 preferred stock.                                          (702)                                                         (702)
 Accretion of
 mandatory
 redemption value
 of preferred
 stock...........                                          (323)                                                         (323)
 Issuance costs
 of Series I Unit
 Offering........                                          (153)                                                         (153)
 Net loss for the
 year ended
 December 31,
 1998............                                                                            (7,514)                   (7,514)
                  ----------  ------  ---------  ---    -------    ------  ------  ----    --------         ---      --------
Balance at
December 31,
1998.............  8,718,768   8,719  8,358,654   84     15,468      (231) 34,465   (68)    (50,764)        --        (26,792)
 Issuance of
 204,771 shares
 of common stock
 in connection
 with
 acquisition.....                       204,771    2      2,570                                                         2,572
 Issuance of
 961,541 shares
 of common stock
 under option
 agreements......                       961,541    9        797                                                           806
 Expense related
 to warrants
 granted to non-
 employee........                                            30                                                            30
 Issuance of
 7,000,000 shares
 of common stock
 in initial
 public offering,
 net of offering
 expenses........                     7,000,000   70    102,639                                                       102,709
 Payment of
 fractional
 shares in
 connection with
 reverse stock
 split...........                                            (6)                                                           (6)
 Issuance of
 4,699,130 shares
 of common stock
 under warrant
 agreements......                     4,699,130   47        367                                                           414
 Issuance of
 19,958 shares of
 common stock
 under a
 contingent
 payment
 obligation......                        19,958    0        319                                                           319
 Conversion of
 convertible
 preferred stock
 to common stock
 at initial
 public offering. (8,718,768) (8,719) 2,977,483   30      8,689                                                            --
 Other capital
 contribution....                                            12                                                            12
 Unearned
 compensation
 expense.........                                         1,850    (1,850)                                                 --
 Compensation
 expense.........                                                     449                                                 449
 Expense related
 to options
 granted to non-
 employees.......                                           293                                                           293
 Cumulative
 dividends in
 arrears on
 Series H
 redeemable
 preferred stock.                                          (407)                                                         (407)
 Cumulative
 dividends in
 arrears on
 Series I
 redeemable
 preferred stock.                                          (425)                                                         (425)
 Cumulative
 dividends in
 arrears on
 Series J
 redeemable
 preferred stock.                                          (572)                                                         (572)
 Accretion of
 mandatory
 redemption value
 of preferred
 stock...........                                          (794)                                                         (794)
 Net loss for the
 year ended
 December 31,
 1999............                                                                           (11,244)                  (11,244)
                  ----------  ------  ---------  ---    -------    ------  ------  ----    --------         ---      --------
                  Comprehensive
                  Income (Loss)
                      Total
                  -------------
Balance at
December 31,
1997.............   $     --
 Issuance of
 4,597,070 common
 shares in Series
 I Unit Offering.
 Issuance of
 336,532 common
 shares under
 option
 agreements......
 Issuance of
 1,326,652
 warrants in
 connection with
 exchange of
 subordinated
 convertible
 debentures for
 Series J
 redeemable
 preferred stock.
 Unearned
 compensation
 expense.........
 Compensation
 expense.........
 Cumulative
 dividends in
 arrears on
 Series H
 redeemable
 preferred stock.
 Cumulative
 dividends in
 arrears on
 Series I
 redeemable
 preferred stock.
 Cumulative
 dividends in
 arrears on
 Series J
 redeemable
 preferred stock.
 Accretion of
 mandatory
 redemption value
 of preferred
 stock...........
 Issuance costs
 of Series I Unit
 Offering........
 Net loss for the
 year ended
 December 31,
 1998............     (7,514)
                  -------------
Balance at
December 31,
1998.............     (7,514)
                  =============
 Issuance of
 204,771 shares
 of common stock
 in connection
 with
 acquisition.....
 Issuance of
 961,541 shares
 of common stock
 under option
 agreements......
 Expense related
 to warrants
 granted to non-
 employee........
 Issuance of
 7,000,000 shares
 of common stock
 in initial
 public offering,
 net of offering
 expenses........
 Payment of
 fractional
 shares in
 connection with
 reverse stock
 split...........
 Issuance of
 4,699,130 shares
 of common stock
 under warrant
 agreements......
 Issuance of
 19,958 shares of
 common stock
 under a
 contingent
 payment
 obligation......
 Conversion of
 convertible
 preferred stock
 to common stock
 at initial
 public offering.
 Other capital
 contribution....
 Unearned
 compensation
 expense.........
 Compensation
 expense.........
 Expense related
 to options
 granted to non-
 employees.......
 Cumulative
 dividends in
 arrears on
 Series H
 redeemable
 preferred stock.
 Cumulative
 dividends in
 arrears on
 Series I
 redeemable
 preferred stock.
 Cumulative
 dividends in
 arrears on
 Series J
 redeemable
 preferred stock.
 Accretion of
 mandatory
 redemption value
 of preferred
 stock...........
 Net loss for the
 year ended
 December 31,
 1999............    (11,244)
                  -------------

                                                                                                   Accumu-
                    Preferred                                            Treasury                   lated
                      Stock       Common Stock    Additional Unearned      Stock      Accumu-       Other
                  ------------- -----------------  Paid-In   Compen-   -------------   lated    Comprehensive
                  Shares Amount   Shares   Amount  Capital    sation   Shares Amount  Deficit      Income      Total
                  ------ ------ ---------- ------ ---------- --------  ------ ------ ---------  ------------- --------
Balance at
December 31,
1999.............  --      --   24,221,537   242    130,830   (1,632)  34,465   (68)   (62,008)      --         67,364
 Issuance of
 214,794 shares
 of common stock
 to IMS..........                  214,794     2      9,981                                                      9,983
 Issuance of
 2,641,215 shares
 of common stock
 in connection
 with
 acquisitions and
 option
 conversions.....                2,641,215    26    169,044                                                    169,070
 Issuance of
 1,452,000 shares
 of common stock
 in public
 offering, net of
 offering
 expenses........                1,452,000    15     99,751                                                     99,766
 Issuance of
 844,083 shares
 of common stock
 under option
 agreements......                  844,083     8        714                                                        722
 Issuance of
 43,636 shares of
 common stock
 under warrant
 agreements......                   43,636     1         19                                                         20
 Compensation
 expense.........                                                535                                               535
 Compensation
 expense--non-
 employee........                                       751                                                        751
 Other, net......                                        (9)                                                        (9)
Comprehensive
income (loss):
 Net loss for the
 year ended
 December 31,
 2000............                                                                      (57,367)                (57,367)
 Other
 comprehensive
 income-
 unrealized gain
 on marketable
 securities, net
 of tax of $93...                                                                                    140           140
                   ---    ----  ----------  ----   --------  -------   ------  ----  ---------      ----      --------
Balance at
December 31,
2000.............  --     $--   29,417,265  $294   $411,081  $(1,097)  34,465  $(68) $(119,375)     $140      $290,975
                   ===    ====  ==========  ====   ========  =======   ======  ====  =========      ====      ========
                  Comprehensive
                  Income (Loss)
                      Total
                  -------------
Balance at
December 31,
1999.............    (11,244)
                  =============
 Issuance of
 214,794 shares
 of common stock
 to IMS..........
 Issuance of
 2,641,215 shares
 of common stock
 in connection
 with
 acquisitions and
 option
 conversions.....
 Issuance of
 1,452,000 shares
 of common stock
 in public
 offering, net of
 offering
 expenses........
 Issuance of
 844,083 shares
 of common stock
 under option
 agreements......
 Issuance of
 43,636 shares of
 common stock
 under warrant
 agreements......
 Compensation
 expense.........
 Compensation
 expense--non-
 employee........
 Other, net......
Comprehensive
income (loss):
 Net loss for the
 year ended
 December 31,
 2000............    (57,367)
 Other
 comprehensive
 income-
 unrealized gain
 on marketable
 securities, net
 of tax of $93...        140
                  -------------
Balance at
December 31,
2000.............   $(57,227)
                  =============



  The accompanying notes are an integral part of these consolidated financial statements.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Cash flows from operating activities:
  Net loss........................................ $(7,514) $(11,244) $(57,367)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................   1,531     2,517    28,632
    Gain on sale of discontinued operations.......     --     (3,547)   (4,353)
    Expense from issuance of equity instruments to
     non-employees................................     --        323       751
    Write off of in process research and
     development..................................     --        --     13,729
    Extraordinary loss............................     791       --        --
    Write-down of investment......................     --        --      1,000
    Non-cash compensation expense.................     176       449       535
    Exchange of debentures in satisfaction of
     accrued interest.............................     439       --        --
    Other non-cash charges........................     --        319       --
    Provision for doubtful accounts...............   1,241      (633)      980
    Changes in assets and liabilities, net of
     effects of acquisitions:
      (Increase) decrease in accounts receivable..  (1,186)    4,828    (8,449)
      (Increase) in interest receivable...........     --        --       (951)
      (Increase) in inventories...................    (348)   (1,353)   (1,525)
      (Increase) decrease in prepaids and other
       current assets.............................     154      (604)   (2,782)
      (Decrease) increase in accounts payable.....   1,131    (3,999)    2,366
      (Decrease) increase in accrued compensation.    (464)      261       540
      (Decrease) increase in accrued expenses and
       deferred revenue...........................    (116)      (10)    1,780
      Increase in other non-current liabilities...     --        --        135
                                                   -------  --------  --------
        Net cash used in operating activities.....  (4,165)  (12,693)  (24,979)
                                                   -------  --------  --------
Cash flows from investing activities:
  Capital expenditures............................    (884)   (4,428)   (9,351)
  Purchase of marketable securities...............     --    (15,049)  (61,112)
  Maturities of marketable securities.............     --        --     33,296
  Proceeds from sale of discontinued operations...     --      7,472     4,353
  Cash provided by (used for) acquisitions, net of
   acquired cash..................................     --         46   (13,223)
  Purchase of investment..........................     --        --     (1,000)
                                                   -------  --------  --------
        Net cash used in investing activities.....    (884)  (11,959)  (47,037)
                                                   -------  --------  --------
Cash flows from financing activities:
  Proceeds from public offering, net..............     --    102,709    99,766
  Borrowings under line of credit.................   4,000     1,400       --
  Payments under line of credit...................  (2,500)   (5,400)   (2,464)
  Proceeds from Series I Unit Offering............   8,930       --        --
  Payments for preferred stock redemptions........     --    (34,745)      --
  Payment of notes payable........................     --       (650)      (59)
  Proceeds from exercise of common stock warrants.     --        414        20
  Repayment of term loan..........................  (4,693)      --        --
  Proceeds from issuance of common stock to IMS...     --        --      9,983
  Proceeds from exercise of common stock options..      57       806       722
  Share and debt issue costs......................    (232)      (45)      --
  Other capital contribution......................     --         12       --
  Payment of fractional shares....................     --         (6)      --
                                                   -------  --------  --------
        Net cash provided by financing activities.   5,562    64,495   107,968
                                                   -------  --------  --------
Net increase in cash and cash equivalents.........     513    39,843    35,952
Cash and cash equivalents, beginning of year......     205       718    40,561
                                                   -------  --------  --------
Cash and cash equivalents, end of year............ $   718  $ 40,561  $ 76,513
                                                   =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

   Allscripts Healthcare Solutions, Inc. (formerly Allscripts, Inc.) and its wholly owned subsidiaries, Allscripts Pharmacy Centers, Inc., Prescription Management Company, Inc., Physician Dispensing Systems, Inc., TeleMed Corp., Compumed, Inc., Masterchart, Inc., Medifor, Inc., Allscripts, Inc. and Channelhealth Incorporated, which was acquired January 8, 2001, (altogether referred to as "Allscripts"), provide physicians with decision support systems designed to improve the quality and cost effectiveness of healthcare. Allscripts grants uncollateralized credit to its customers. Allscripts operates in one industry segment. As its product offerings evolve, the manner in which its activities are internally reported and its decisions are made could change. Allscripts will continually evaluate its determination of operating segments.

2. Summary of Significant Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash, Cash Equivalents and Marketable Securities

   Cash and cash equivalents balances at December 31, 1999 and December 31, 2000 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts' cash, cash equivalents, short term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying value of our cash equivalents, short-term marketable securities and long-term marketable securities is as follows:

                                                                  December 31,
                                                                ----------------
                                                                 1999     2000
                                                                ------- --------
                                                                 (in thousands)
      Cash equivalents:
        Overnight repurchase agreements........................ $   290 $    --
        Money market funds.....................................  16,578       15
        Corporate debt securities..............................  22,066   68,620
                                                                ------- --------
                                                                 38,934   68,635
      Short-term marketable securities:
        Corporate debt securities..............................  15,049   20,663
      Long-term marketable securities:
        Corporate debt securities (contractual lives ranging
         from 1-12 years)......................................     --    22,661
                                                                ------- --------
          Total cash equivalents and marketable securities..... $53,983 $111,959
                                                                ======= ========

   Gross unrealized gains were $24,000 and $209,000 under current and long-term marketable securities, respectively, as of December 31, 2000. Gross unrealized gains and losses were immaterial at December 31, 1999. Gross realized gains and losses were immaterial for the years ended December 31, 1999 and 2000. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the designation at each balance sheet date. Marketable debt and equity securities are classified as available-for-sale and are carried at their fair value, with the unrealized gains and losses reported net-of-tax in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

Inventories

   Inventories, which consist primarily of finished goods, are carried at the lower of cost or market with cost being determined using the specific identification method.

Fixed Assets

   Fixed assets are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Upon asset retirement or other disposition, cost and the related accumulated depreciation are removed from the accounts, and gain or loss is included in the consolidated statements of operations. Amounts expended for repairs and maintenance are charged to operations as incurred.

Website Costs

   Allscripts' website costs consist of the costs to develop features that enable users to perform functions on-line, hosting costs and costs to develop content and graphics. Allscripts has adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." At December 31, 1999 and 2000, approximately $0 and $286,000, respectively, was capitalized for the development of Allscripts' website and was included in property and equipment. These costs are being amortized over the expected life of the website, which is two years. Costs associated with content changes and maintenance incurred subsequent to the launch of the website have been expensed as incurred.

Intangible Assets

   Intangible assets, which are stated at cost, consist of software rights, customer lists, trademarks and goodwill. Allscripts' policy is to amortize intangible assets using the straight-line method over the remaining estimated economic life of those assets, including the period being reported on.


Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   Allscripts accounts for long-lived assets in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

   Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility for previous versions of TouchScript, related software development costs were capitalized. However, these costs were written off because the recoverability was uncertain since market acceptance of TouchScript had not been achieved. Development costs incurred subsequent to the establishment of technological feasibility but prior to general release of the current version of TouchScript were not significant. Software development costs of $771,000, $1,417,000 and $3,774,000 have been expensed in 1998, 1999 and
2000, respectively. The costs of purchased software are amortized using the straight-line method over three years.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

Debt Issuance Costs

   Costs attributable to the issuance of significant debt are deferred and amortized on a straight-line basis over the term of the related debt.

Income Taxes

   Deferred tax assets or liabilities are established for temporary differences between financial and tax reporting bases and for tax carryforward items and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

Stock Based Compensation

   Allscripts follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). As allowed by FAS 123, Allscripts has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. Allscripts has adopted the disclosure provisions required by FAS 123.

Revenue Recognition


   Allscripts' revenue is primarily derived from the sale of medications for dispensing at the point of care. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns. Revenue from the sale of medications is recognized upon shipment of the pharmaceutical products when no obligations remain and collection of the receivable, net of provisions for estimated returns, is probable.

   Revenue is also generated from sales of software licenses and related consulting services as well as from subscriptions for software and hardware. Allscripts recognizes revenue in accordance with the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended by SOP 98-9. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of those elements. The fair value of an element must be based on objective evidence specific to the vendor. If the vendor does not have evidence of fair value for all the elements in a multi-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered, unless evidence of fair value is available for all undelivered elements, then revenue related to the delivered elements can be recognized using the residual value method prescribed by SOP 98-9. Revenue from software licensing arrangements is principally recognized upon delivery. Revenue from consulting services is recognized in the period in which services are performed. Allscripts defers the recognition of all revenue until collectibility is probable, persuasive evidence of an arrangement exists, prices of the products and services being sold are supported by vendor specific objective evidence, and payments are fixed and determinable. Revenue from subscription agreements for software and related hardware is recognized ratably over the term of the subscription period beginning after the software and hardware have been delivered and installed and customer training has been completed. However, no revenue is recognized for subscription agreements where payment of the related fee is refundable or subject to performance of future obligations. Revenue from the sale of hardware is recognized upon shipment of the product.

   In December 1999, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 during the quarter ended December 31, 2000 did not have a material effect on Allscripts' financial position or results of operations.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

Manufacturer Rebates

   Rebates from suppliers are recorded as a reduction of cost of revenue and are recognized on an estimated basis upon shipment of the product to customers. The difference between the amount estimated and the amount actually received is reflected prospectively as a change of estimate. These revisions have not been material.

Advertising Costs

   Allscripts recognizes substantially all advertising costs as incurred. Advertising expense was $0, $118,000 and $1,006,000 in 1998, 1999 and 2000,
respectively.

Comprehensive Income

   During 1998, Allscripts adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Allscripts has reported unrealized gains/(losses) on certain investments as other comprehensive income.

Net Loss Per Share

   Allscripts accounts for net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the presentation of "basic" loss per share and "diluted" loss per share. Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

   In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock, all outstanding convertible preferred shares and debentures on an if-converted basis and contingent share payment obligations from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented.

   On July 28, 1999, Allscripts consummated an initial public offering of its common stock. Upon the closing of the offering, all of the outstanding shares of Allscripts' convertible preferred stock were automatically converted into 2,977,483 shares of common stock. Additionally, 19,958 shares of common stock were issued upon the closing of the offering, pursuant to a contingent share payment obligation.

   Shares of common stock issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were as follows at December 31:

                                                                  Year Ended
                                                                 December 31,
                                                              ------------------
                                                               1998  1999  2000
                                                              ------ ----- -----
                                                                (In thousands)
      Stock options..........................................  2,697 2,587 3,728
      Warrants...............................................  4,892    64    19
      Convertible notes......................................     14    14   --
      Convertible preferred stock............................  8,719   --    --
                                                              ------ ----- -----
        Total................................................ 16,322 2,665 3,747
                                                              ====== ===== =====

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   Additionally, the net loss applicable to common stockholders for the years ended December 31, 1998, 1999 and 2000 would have been decreased by adding back interest expense related to the convertible notes of approximately $282,000, $5,000 and $0, respectively.

Fair Value of Financial Instruments

   Cash and cash equivalents and marketable securities are reported at their fair values in the balance sheets with the corresponding mark-to-market adjustments recorded as other comprehensive income in stockholders' equity. The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair values due to the short-term nature of these financial instruments. The fair value of the long-term debt is estimated based on current interest rates available to Allscripts for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying value of the long-term debt approximates its fair value.

Concentration of Credit Risk

   Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash and cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with one major commercial bank and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

   Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements if appropriate.

   The provision for doubtful accounts aggregated $1,241,000 and $980,000 in 1998 and 2000, respectively. Allscripts recorded a net credit to income aggregating $633,000 in 1999 due to the collection of receivables, which had been reserved as being uncollectable in previous periods.

Use of Estimates

   Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the year. Actual results could differ from these estimates.

Reclassifications

   Certain reclassifications have been made in the prior period financial statements to conform to the current period.

3. Statements of Operations Information

   Other operating expenses consist of the following for the years ended December 31:

                                                                 1998 1999 2000
                                                                 ---- ---- ----
                                                                 (In thousands)
      Management reorganization and shutdown costs.............. $430 $--  $--
      Settlement of contingent payment obligation...............  --   319  --
      Expenses related to revision of interim financial
       statements...............................................  --   --   450
                                                                 ---- ---- ----
                                                                 $430 $319 $450
                                                                 ==== ==== ====

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   The management reorganization and shutdown costs relate to severance costs associated with reductions in force and other severance arrangements. In 1998, ten administrative and nine sales employees were affected by the reorganization. As of December 31, 1999, all payments provided for had been made.

   A summary of management reorganization and shutdown costs and related payments is as follows:

                                                                1998  1999  2000
                                                                ----  ----  ----
                                                                (In thousands)
      Beginning balance........................................ $181  $273  $--
      Expense..................................................  430   --    --
      Payments................................................. (338) (273)  --
                                                                ----  ----  ----
        Ending balance......................................... $273  $--   $--
                                                                ====  ====  ====

   The settlement of contingent payment obligation in 1999 reflects a non-cash charge related to the issuance of 19,958 shares of common stock upon the closing of the initial public offering in settlement of a contingent obligation related to an acquisition Allscripts made in 1995.

   As a result of restating Allscripts' financial results for the quarter ended June 30, 2000, a number of charges including professional fees, were incurred.

   Other non-operating expense for the twelve months ended December 31, 2000 of $1,000,000 reflects a non-cash writedown of an investment in an early stage Internet software company focused on the college healthcare market.

4. Acquisitions

   In 1999, Allscripts completed acquisitions through the issuance of 204,771 shares of its common stock valued at approximately $2,572,000 and a promissory note in the principal amount of $650,000, bearing interest at 6% per year and payable upon the consummation of an initial public offering. The business combinations were accounted for using the purchase method of accounting, and the results of operations have been included in the consolidated financial statements subsequent to the dates of acquisition. The acquisitions resulted in goodwill of approximately $3,830,000, which represents the excess of the purchase price over the fair value of the acquired net assets and which is being amortized on a straight-line basis over two years. The promissory note, including accrued interest of $3,000, was repaid in August 1999.

   On May 9, 2000, Allscripts acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology. In exchange for all of the outstanding common stock of MasterChart, Allscripts issued 1,617,873 shares of its common stock with a value of approximately $127,400,000 and paid cash of approximately $5,000,000. The business combination was accounted for using the purchase method of accounting and MasterChart's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $5,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during the three months ended June 30, 2000. In addition, approximately $4,600,000 of the purchase price was allocated to acquired software and is being amortized on a straight-line basis over two years, the software's estimated useful life. Trademarks and goodwill, totaling approximately $125,600,000, are being amortized on a straight-line basis over five years. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired.

   On May 17, 2000, Allscripts acquired Medifor, Inc., a provider of computerized patient and physician education products. In exchange for all of the outstanding common and preferred A and B stock of Medifor, Allscripts issued 935,858 shares of its common stock with a fair value of approximately $34,400,000. In addition, Allscripts issued 142,786 common stock options in replacement of Medifor common stock options with a fair value of approximately $4,200,000. The fair value of the replacement common stock options was

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES estimated using the Black-Scholes model. The business combination was accounted for using the purchase method of accounting and Medifor's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $8,700,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during 2000. Trademarks and goodwill totaling $30,300,000 are being amortized on a straight-line basis over five years. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

   The income approach was the primary technique utilized in valuing the purchased in-process research and development. The income approach focuses on the income producing capability of the acquired assets and best represents the present value of the future economic benefits expected to be derived from these assets. The approach included, but was not limited to, an analysis of (i) the expected cash flows attributable to the in-process research and development projects; (ii) the risks associated with achieving such cash flows; (iii) the completion costs for the projects, and (iv) the stage of the completion of each project.

   Pursuant to the terms of the MasterChart and Medifor purchase agreements, certain shares of Allscripts' common stock were not delivered at the acquisition dates. It is anticipated that all undelivered shares will be delivered by March 31, 2001.

   In 2000, Allscripts completed another acquisition through the issuance of 87,484 shares of its common stock with a value of approximately $3,000,000 and a payment of $8,000,000 in cash. The business combination was accounted for using the purchase method of accounting, and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of approximately $10,800,000, which represents the excess of the purchase price over the fair value of the acquired net assets and which is being amortized on a straight-line basis over two years. The operating results of this acquisition were not material.

   The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 2000 assume the MasterChart, Inc. and Medifor, Inc. acquisitions occurred as of January 1 of each year after giving effect to purchase accounting adjustments. These pro forma financial statements have been prepared for comparative purposes only and do not purport to be indicative of what Allscripts' operating results would have been had the acquisitions actually taken place at the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated operating results. The pro forma information below excludes the impact of non-recurring charges related to an immediate expensing of acquired in-process research and development, as well as the impact of charges from stock-based compensation recognized by MasterChart in connection with the acquisition.

   The pro forma weighted average shares used in computing unaudited pro forma basic and diluted loss per share include 1,617,873 and 935,858 shares issued as consideration for the MasterChart and Medifor acquisitions, respectively, as if they had been issued as of January 1 of each period presented.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                               (unaudited)
                                                             (In thousands,
                                                            except per share
                                                                  data)
      Revenue.............................................. $ 31,792  $ 56,703
      Loss from continuing operations......................  (51,570)  (75,475)
      Income from discontinued operations..................      642        83
      Gain from sale of discontinued operations............    3,547     4,353
      Net loss.............................................  (47,381)  (71,039)
      Net loss attributable to common stockholders.........  (49,579)  (71,039)
      Per share data--basic and diluted:
        Loss from continuing operations (including
         accretion and accrued dividends on preferred
         shares)........................................... $  (3.11) $  (2.61)
        Income from discontinued operations................     0.04      0.00
        Gain from sale of discontinued operations..........     0.20      0.15
                                                            --------  --------
          Net loss attributable to common stockholders..... $  (2.87) $  (2.46)
                                                            ========  ========
      Weighted average shares of common stock outstanding
       used in computing unaudited pro forma basic and
       diluted net loss per share..........................   17,272    28,851
                                                            ========  ========

5. Fixed Assets

   Fixed assets as of December 31 consist of the following:

                                                     Estimated
                                                    Useful Life  1999    2000
                                                    ----------- ------- -------
                                                                (In thousands)
      Office furniture and equipment...............  2-7 years  $ 4,466 $ 7,093
      Service assets...............................    2 years    3,844  10,619
      Production and warehouse equipment...........    7 years    1,088   1,159
      Leasehold improvements.......................    4 years      952   1,477
      Website development costs....................    2 years      --      286
      Construction in progress.....................        --        57     --
                                                                ------- -------
                                                                 10,407  20,634
      Less accumulated depreciation and
       amortization................................               5,467   8,842
                                                                ------- -------
      Fixed assets, net............................             $ 4,940 $11,792
                                                                ======= =======

   Depreciation and amortization expense was approximately $563,000, $980,000 and $3,411,000 in 1998, 1999 and 2000, respectively.

   Service assets include equipment placed with customers for their use in running Allscripts' software. At December 31, 1999 and 2000, service assets included $1,296,000 and $2,970,000, respectively, of assets at physician sites in various stages of installation for which depreciation had not begun. Amounts deemed necessary to reserve for writedowns to fair value on returned equipment are included in accumulated depreciation and amortization.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

6. Intangible Assets

   Intangible assets as of December 31 consist of the following:

                                                    Estimated
                                                   Useful Life  1999     2000
                                                   ----------- ------- --------
                                                                (In thousands)
      Acquired software...........................  2-3 years  $    81 $  4,678
      Trademarks..................................    5 years      --    26,104
      Customer lists..............................  4-5 years    3,563    3,563
      Goodwill....................................  2-8 years   12,044  152,656
                                                               ------- --------
                                                                15,688  187,001
      Less accumulated amortization...............              12,113   37,311
                                                               ------- --------
      Intangibles, net............................             $ 3,575 $149,690
                                                               ======= ========

   Goodwill increased by $140,600,000 in 2000 due to the acquisitions described in Note 4.

7. Notes Payable

   Through April 16, 1998, Allscripts maintained a credit arrangement with a commercial bank consisting of two components, a revolving credit facility and a term loan. The revolving credit facility permitted borrowings up to $10,000,000, limited by certain eligible working capital requirements. Borrowings under the revolving credit facility were collateralized by accounts receivable, inventories, equipment and other assets.

   On April 16, 1998, Allscripts signed a revolving credit agreement with a commercial bank. As amended, the revolving credit facility permitted borrowings up to $10,000,000, limited by certain eligible working capital requirements. Interest is at prime plus 0.5%. Borrowings under the revolving credit facility are collateralized by accounts receivable, inventory, equipment and other assets. The revolving credit facility expired on April 16, 2000.

   Under the revolving credit agreement, Allscripts was required to maintain certain financial ratios, including minimum net working capital, minimum EBITDA and minimum capital funds. The agreement also prohibited the payment of dividends. No outstanding borrowings existed under the line at December 31, 1999, and no amounts were available for borrowing at that date due to certain covenant violations.

8. Long-Term Obligations

   On April 30, 1996, Allscripts completed a $10,000,000 financing in the form of 8.0% convertible subordinated debentures due April 30, 2001. Interest on the debentures was payable semiannually. The debentures could be converted into 2,683,152 common shares of Allscripts at a conversion price equal to $4.2024. The debentures were convertible at the option of the holder. Under the terms of the debenture agreements, Allscripts' ability to pay dividends was restricted under certain circumstances.

   In conjunction with the issuance of the Series I Preferred and common stock, the majority of the outstanding subordinated convertible debentures were exchanged for 1,803,838 shares of Series J Preferred. In connection with this exchange, Allscripts also issued to the Series J Preferred stockholders 1,326,652 detachable warrants to purchase shares of common stock of Allscripts for $0.06 per share. The warrants had an expiration date of five years from the date of closing of the sale of Series I Preferred (see Note 11). The balance of the outstanding convertible subordinated debentures was paid-off in January 2000.

   An extraordinary loss of $790,000 was recorded in the consolidated statement of operations for the year ended December 31, 1998, consisting of the writeoff of deferred financing costs related to Allscripts'

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES convertible subordinated debentures in connection with their exchange for shares of Series J Preferred and warrants.

   Long-term obligations as of December 31 consist of the following:

                                                                1999    2000
                                                               ------- -------
                                                               (In thousands,
                                                                 except per
                                                               share amounts)
   Convertible subordinated debentures issued April 30, 1996;
    due April 30, 2001; interest at 8.0% payable semiannually
    on April 30 and October 31, potentially increasing 0.5%
    on each such interest record date to a maximum of 1.5%;
    convertible into 13,985 common shares at December 31,
    1999 at $4.2024..........................................  $   59  $   --
                                                               ======  =======

9. Income Taxes

   The U.S. Federal statutory tax rate differs from Allscripts' effective tax rate for the years ended December 31 are as follows:

                                  1998    1999    2000
                                  -----   -----   -----
      U.S. Federal statutory tax
       rate.....................  (34.0)% (34.0)% (34.0)%
      Items affecting Federal
       income tax rate:
        Amortization of
         nondeductible goodwill.    1.3     3.4    11.9
        Acquired in-process
         research and
         development............    --      --      8.1
        Other, net..............    1.2    (0.9)    1.2
        Valuation allowance.....   31.5    31.5    12.8
                                  -----   -----   -----
      Effective income tax rate.    -- %    -- %    -- %
                                  =====   =====   =====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31 are as follows (in thousands):

                                                               1999      2000
                                                             --------  --------
      Deferred tax assets:
        Net operating loss carryforwards.................... $ 17,222  $ 22,041
        Allowance for doubtful accounts.....................    1,553     1,707
        Acquisition costs...................................      362       340
        Accrued expenses....................................      329        97
        Deferred compensation...............................      --        407
        Goodwill amortization...............................      --        186
        Inventory...........................................      --         62
        Property, plant, and equipment......................      110       296
        Other...............................................       62        34
                                                             --------  --------
          Total deferred tax assets.........................   19,638    25,170
      Less: valuation allowance.............................  (19,638)  (15,003)
                                                             --------  --------
      Net deferred tax assets............................... $    --   $ 10,167
                                                             --------  --------
      Deferred tax liabilities:
        Acquired intangibles................................ $    --   $ 10,073
        Website development costs...........................      --         94
                                                             --------  --------
          Total deferred tax liabilities....................      --     10,167
                                                             --------  --------
      Net deferred tax assets (liabilities)................. $    --   $    --
                                                             ========  ========

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   The valuation allowance as of January 1, 1999 was $15,284,000. The net change in the total valuation allowance for the years ended December 31, 1999 and 2000 is an increase of $4,354,000 and a decrease of $4,635,000, respectively. The decrease in the valuation allowance in 2000 is also affected by a decrease attributable to acquired net deferred tax liabilities of $11,973,000.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

   At December 31, 2000, Allscripts has operating loss carry forwards available for Federal income tax reporting purposes of approximately $56,587,000. The operating loss carryforwards expire between 2002 and 2020. Allscripts' ability to utilize these operating loss carryforwards to offset future taxable income is dependent on a variety of factors, including possible limitations on usage pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common stock, stock options, warrants and convertible preferred stock.

10. Redeemable Preferred Shares

   The Series H Preferred shares were voting, nonparticipating and had a liquidation preference upon dissolution of Allscripts of $6.462 per share plus an amount equal to all unpaid dividends accrued thereon. The Series H Preferred shares were senior to Series A, Series B, Series C, Series D, Series F and Series G Preferred shares with respect to the liquidation preference.

   The shares were entitled to cumulative, quarterly dividends of 8.0% accruing from the date of issuance and payable beginning September 15, 1998 and then payable quarterly thereafter. Mandatory redemption of shares (at $6.462 per share) in the proportion of 10%, 10%, 10%, and 70% of the total number of shares originally issued was initially scheduled to begin on September 15, 1998 and occur annually thereafter through 2001, respectively.

   In connection with the 8% convertible subordinated debenture offering described in Note 8, the terms of the Series H Preferred were amended. Pursuant to such amendment, on September 15, 1998, Allscripts was required to begin paying dividends quarterly. Allscripts was required to redeem shares of Series H Preferred with a redemption value of $6.16 million and all accrued dividends thereon on September 15, 2001.

   In conjunction with the issuance of $8,930,000 of Series I Preferred on April 16, 1998, the terms of the Series H Preferred were amended to extend the maturity date five years from the closing of the sale of the Series I Preferred. Allscripts was required to redeem shares of Series H Preferred equal to $8,800,000 plus all accrued dividends ($3,007,000 at December 31, 1998 or $2.21 per share) five years from the closing of the sale of Series I Preferred. In consideration of the change in terms therein, Allscripts issued 916,651 warrants to purchase shares of common stock of Allscripts for $0.06 per share to the holders of Series H Preferred. The warrants will expire five years from the date of the closing of the sale of Series I Preferred. The Series H Preferred shares were redeemed at $8,800,000 plus accrued unpaid dividends, upon completion of the initial public offering of Allscripts common stock on July 28, 1999.

   On April 16, 1998, Allscripts effected the private placement of Series I Preferred and common stock of Allscripts for $8,930,000. The common stock component, 4,597,070 shares, represented 24.4% of Allscripts' common stock at April 16, 1998, assuming exercise of all options and warrants and the conversion of all convertible preferred stock into common stock. Based upon an independent appraisal, $1,009,000 was allocated to the value of the common stock issued in the Series I Unit Offering. The difference, $733,000, between the

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES amount initially recorded for the redeemable preferred stock and its redemption value was accreted over the life of the Series I Preferred shares such that the Series I Preferred shares were reflected at redemption value at the date of redemption on July 28, 1999. The Series I Preferred shares were voting and had a liquidation preference upon dissolution of Allscripts of $6.462 per share plus an amount equal to all unpaid dividends accrued thereon. The Series I Preferred shares were in parity with the Series J Preferred shares and senior to Series A, Series B, Series C, Series D, Series F, Series G and Series H Preferred shares with respect to liquidation preference.

   A cumulative dividend on the Series I Preferred accrued at a rate of 8.5% per annum. The Series I Preferred shares were redeemed at $8,654,000 plus accrued unpaid dividends on July 28, 1999.

   In conjunction with the issuance of the Series I Preferred and common stock, substantially all of the outstanding subordinated convertible debentures were exchanged for 1,803,838 shares of Series J Preferred. The Series J Preferred shares were voting and had a liquidation preference upon dissolution of Allscripts of $6.462 per share plus an amount equal to all unpaid dividends accrued thereon.

   A cumulative dividend on the Series J Preferred accrued at a rate of 8.5% per annum. The Series J Preferred shares were redeemed at $11,656,000 plus accrued unpaid dividends on July 28, 1999.

11. Stockholders' Equity

Preferred Shares

   The Series A, Series B, Series C, Series D, Series F and Series G Preferred shares were voting, nonparticipating, convertible, and had a liquidation preference upon dissolution of Allscripts equal to $1.00, $3.75, $3.20, $4.50, $1.25 and $4.50 per share, respectively. The Series G Preferred shares were senior to the Series A, Series B, Series C, Series D and Series F Preferred shares in respect to the liquidation preference. The Series C, Series D and Series F Preferred shares were senior to the Series A and Series B Preferred shares in respect to the liquidation preference. These preferred shareholders had the option to convert their shares into common shares at prescribed rates. Automatic conversion of all convertible preferred shares into 2,977,483 shares of common stock occurred upon the closing of the initial public offering of Allscripts common stock on July 28, 1999.

Common Stock

   During 1999, Allscripts' Board of Directors authorized and its shareholders approved a one-for-six reverse common stock split. Consequently, all common share and per share information in the accompanying financial statements has been adjusted to reflect the reverse stock split.

   On July 28, 1999, Allscripts completed the initial public offering of its common stock. Allscripts issued 7,000,000 shares of common stock at an initial public offering price of $16.00 per share and all outstanding shares of convertible preferred stock automatically converted into 2,977,483 shares of common stock. The initial public offering resulted in gross proceeds of $112,000,000, $7,840,000 was applied to the underwriting discount and approximately $1,451,000 was applied to related offering expenses. In addition, Allscripts used approximately $34,745,000 of the proceeds to redeem all outstanding shares of its Series H, I and J Redeemable Preferred Stock, plus accrued dividends thereon, $3,900,000 to repay advances under its revolving line of credit with its commercial bank and approximately $653,000 to repay a promissory note, including accrued interest, issued as consideration for a 1999 acquisition.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   During February 2000, Allscripts sold IMS Health Incorporated 214,794 shares of Allscripts common stock for a purchase price of $9,983,000, net of related expenses of $17,000.

   On March 10, 2000, Allscripts completed a public offering of 1,452,000 shares of its common stock, at an offering price of $73.00 per share. The public offering resulted in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $669,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,766,000 were invested in interest-bearing, investment grade securities.

Warrants

   In conjunction with the 1996 convertible subordinated debenture offering, the term loan guaranteed by a stockholder was amended to extend the maturity date to April 30, 1998. In exchange for extending its guaranty of such term debt, Allscripts issued warrants to purchase an aggregate of 279,175 common shares with a strike price of $4.2024. The warrants expire April 30, 2001. Because the exercise price of the warrants exceeded the per share value implied by the convertible subordinated debenture offering, no value was ascribed to the warrants. At December 31, 2000, 10,713 warrants were outstanding, all of which were fully vested and exercisable.

   As a condition to the Series I Unit Offering, Allscripts amended the maturity date of the Series H Preferred stock and exchanged the subordinated convertible debentures for shares of Series J Preferred stock. In exchange for these concessions, Allscripts issued detachable warrants to the holders of Series H Preferred stock and holders of Series J Preferred stock to receive in the aggregate 916,651 and 1,326,652 shares of common stock, respectively. Based upon an independent appraisal, $165,000 was allocated to the warrants issued to the Series H Preferred stockholders, and the net loss attributable to the common stockholders in 1998 was increased by this amount. Based upon an independent appraisal, $239,000 was assigned to the value of the warrants issued to the Series J Preferred stockholders. The warrants carry a strike price of $0.06 and expire in April 2003. At December 31, 2000, 1,876 warrants issued to Series H Preferred stockholders and 2,528 warrants issued to Series J Preferred stockholders were outstanding, all of which were fully vested and exercisable.

   During 1999, Allscripts issued a fully vested warrant to purchase 3,333 shares of common stock at $3.00 per share to a non-employee for services rendered. Allscripts assigned a value of $9.00 to the warrant and accordingly recorded expense in the amount of $30,000 in 1999. These warrants expire ten years after issuance. In addition, during 1999, Allscripts issued a performance-based warrant to another non-employee to purchase 8,333 shares of common stock at $3.00 per share. This warrant expired during 2000.

   All of the above warrants may be exercised with payment of cash or the surrender of additional warrants, such warrants to be valued by the excess of fair market value of a common share on the day of exercise over the warrant purchase price. For the year ended December 31, 1999 and 2000, 4,165,057 and 25,954, respectively, shares of common stock were issued through the cashless exercise of warrants. Warrants to purchase 140,834 shares of common stock in 1999 and 45 shares of common stock in 2000 were surrendered to exercise these warrants, such warrants being valued at the excess of fair market value of a common share on the day of exercise over the warrant exercise price. The net value surrendered, determined by the difference between the market price on the date of exercise and the exercise price, was approximately $1,399,000 and $2,000 in 1999 and 2000, respectively. The value of the net shares issued has been included in par value of common stock and additional paid-in capital in the accompanying consolidated balance sheet.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   At December 31, 2000, Allscripts has reserved 18,450 shares of common stock for issuance upon the exercise of warrants.

12. Stock Option Plans

   At December 31, 2000, options to purchase 7,393,489 shares of common stock were authorized under Allscripts' Amended and Restated 1993 Stock Incentive Plan. The exercise price for shares under this plan is determined by Allscripts' Board of Directors at the date of grant. All options must be exercised within ten years of the date of grant. The plan provides for exercise of options by payment of cash or surrender of common stock. Options vest on various schedules, primarily on a straight-line basis over three and four year periods from the date of grant, and in certain circumstances upon a change in control. In January 2001, the Board of Directors approved the Allscripts' Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan. The plan provides for the issuance of up to 2,000,000 options to purchase common stock. The plan will be administered by the Compensation Committee of the Board of Directors. The plan covers employees of Allscripts or its affiliates (excluding, however, any employee who is also serving as an officer or director of Allscripts or an affiliate) designated by the Board or the Compensation Committee as being eligible under the plan and non-employee consultants or contractors. The exercise price, term and vesting period of option issued under this plan are determined by the Compensation Committee at the time of grant.

   In May 1998, in conjunction with the closing of the Series I Unit Offering the Board of Directors approved the cancellation and reissuance of options to purchase 1,481,916 shares of Allscripts' common stock. The options covered by the grant all have an exercise price of $0.06 per share.

   Total stock-based compensation expense included in selling, general and administration expenses related to options issued to employees for the years ended 1998, 1999 and 2000 was $176,000, $449,000 and $535,000, respectively.

   At December 31, 2000, Allscripts has reserved 3,728,327 shares of common stock for issuance upon exercise of outstanding options and 1,678,906 shares of common stock are available for future issuance under the Amended and Restated 1993 Stock Incentive Plan.

   Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net loss and net loss attributable to common stockholders per share would have been increased as follows:

                                                     1998      1999      2000
                                                    -------  --------  --------
                                                      (In thousands, except
                                                         per share data)
      Net loss, as reported.......................  $(7,514) $(11,244) $(57,367)
      Pro forma net loss..........................  $(7,649) $(11,375) $(66,390)
      Net loss per share attributable to common
       stockholders--basic and diluted, as
       reported...................................  $ (1.63) $  (0.91) $  (2.06)
      Pro forma net loss per share attributable to
       common stockholders--basic and diluted.....  $ (1.66) $  (0.92) $  (2.38)

   Under FAS 123, compensation expense representing fair value of the option grant is recognized over the vesting period.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   For purposes of the FAS 123 pro forma net loss and net loss per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in determining fair value as disclosed for FAS 123 are shown in the following table:

                                                               1998  1999  2000
                                                               ----  ----  ----
      Risk-free interest rate................................. 5.15% 5.82% 6.20%
      Option life (years).....................................    4     4     4
      Dividend rate...........................................  -- %  -- %  -- %

   No expected volatility factor has been used in determining the fair value of options granted prior to Allscripts' initial public offering, while a volatility factor of 87% has been used in valuing options granted subsequent to the initial public offering and prior to December 31, 1999 and 140% for option grants issued in 2000.

   Option activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                   Options    Weighted Average   Options
                                 Outstanding   Exercise Price  Exercisable
                                 -----------  ---------------- -----------
      Balance at December 31,
       1997.....................  2,730,357        $ 2.04       1,100,948
        Options granted.........  1,985,165          0.06
        Options exercised.......   (336,532)         0.18
        Options forfeited.......   (198,291)         1.62
        Options canceled........ (1,483,576)         1.34
                                 ----------
      Balance at December 31,
       1998.....................  2,697,123          0.68       1,434,122
        Options granted.........  1,025,440          9.56
        Options exercised.......   (961,541)         0.84
        Options forfeited.......   (173,544)         1.19
                                 ----------
      Balance at December 31,
       1999.....................  2,587,478          4.10         984,426
        Options granted.........  2,190,558         24.83
        Options exercised.......   (844,083)         0.86
        Options forfeited.......   (205,626)        13.36
                                 ----------
      Balance at December 31,
       2000.....................  3,728,327        $16.51         979,661
                                 ==========

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   For the years ended December 31, 1998, 1999 and 2000 the weighted average fair value of options granted was $0.19, $7.97 and $22.96, respectively. Information regarding options outstanding at December 31, 2000 is as follows:

                                                 Weighted Average
                            Number of               Remaining                Number of
           Exercise          Options             Contractual Life             Options
            Prices         Outstanding              (in years)              Exercisable
           --------        -----------           ----------------           -----------
            $ 0.06            553,279                  7.53                   403,546
              1.15             46,049                  9.38                    46,049
              1.50            134,559                  4.42                   134,559
              2.16              4,800                  5.66                     4,800
              2.34             35,984                  6.05                    33,346
              3.00            233,042                  8.25                    85,241
              6.12              8,622                  9.38                     8,622
              6.88            290,000                  9.96                       --
             11.25            344,600                  8.80                    89,506
             12.69            163,875                  8.61                    49,325
             12.76             13,717                  9.38                    13,717
             13.27             26,852                  9.38                    26,852
             13.31             90,000                  9.74                       --
             13.78             34,953                  9.38                    29,651
             13.93              5,858                  9.38                     5,858
             14.69             40,000                  8.75                    10,000
             14.88              1,672                  9.79                     1,672
             15.31              2,303                  9.38                     2,303
             15.38             53,000                  8.69                     9,500
             15.51                538                  9.38                       --
             16.00             37,499                  8.56                     9,377
             16.59              1,782                  9.38                     1,782
             16.64              1,393                  9.38                     1,393
             21.25            942,850                  9.56                        62
             21.88             66,000                  9.31                       --
             44.63            595,100                  9.09                    12,500
                            ---------                                         -------
                            3,728,327                                         979,661
                            =========                                         =======

   In August 1999, Allscripts granted options to purchase an aggregate of 30,000 shares of common stock to non-employees in exchange for future services. These options have an exercise price of $12.69 per share and became fully vested as of February 3, 2000. Selling, general and administrative expenses for the years ended December 31, 1999 and 2000 include $293,000 and $741,000, respectively, in expense relating to these options. In October 2000, Allscripts granted options to purchase 1,672 shares of common stock to a consultant in exchange for services rendered. Selling, general and administrative expenses for the year ended December 31, 2000 include $10,000 in expense relating to these options.

13. Lease Commitments

   Allscripts conducts its operations from leased premises and with equipment acquired under several operating leases. Total rent expense from continuing operations was approximately $599,000, $579,000 and $935,638 in 1998, 1999 and 2000, respectively.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   Future minimum rental payments for the next five years are as follows (in thousands):

             Year Ending
             December 31,
             ------------
             2001.............................. $  868
             2002..............................    837
             2003..............................    807
             2004..............................    411
             2005..............................    --
                                                ------
             Total future minimum lease
              payments......................... $2,923
                                                ======

14. Contingencies

   The pharmaceutical repackaging industry is subject to stringent federal and state regulations. Allscripts' repackaging operations are regulated by the Food and Drug Administration as if Allscripts were a manufacturer. Allscripts is also subject to regulation by the Drug Enforcement Administration in connection with the packaging and distribution of controlled substances.

   Allscripts is a defendant in over 2,000 multi-defendant lawsuits brought by over 3,000 claimants involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas beginning in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, while Allscripts has not yet conducted a review of all of the Texas suits, since physician dispensing is generally prohibited in Texas and Allscripts has never distributed these drugs in Texas, Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16,000,000 per occurrence and $17,000,000 per year in the aggregate is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

   Between October and December 2000, four complaints were filed in the United States District Court for the Northern District of Illinois against Allscripts and its President and Chief Financial Officer, David B. Mullen. The complaints purported to be brought on behalf of a class of individuals who purchased the common stock of Allscripts during the period of July 27, 2000 through and including October 26, 2000 (the "Class Period") and alleged violations of
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on Allscripts' restatement of its financial results for the second quarter of 2000. The four complaints were deemed related, and the cases were reassigned and consolidated for all purposes before Judge Charles Kocoras, before whom the first filed case was pending. The consolidated action is entitled In re Allscripts, Inc. Securities Litigation, No. 00C6796 (N.D. Ill.) and includes all consolidated cases: Bredeson v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6796 (N.D. Ill., filed on October 31, 2000), Karmazin v. Allscripts, Inc. and David B.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

Mullen, Civ. No. 00C-6864 (N.D. Ill., filed on November 2, 2000), Mohr v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6992 (N.D. Ill., filed on November 6, 2000), Nadav v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-8126 (N.D. Ill., filed on December 26, 2000).

   In January 2001, Lead Plaintiff and Lead Counsel were appointed in the consolidated case. On March 12, 2001, plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint continues to name Allscripts and David B. Mullen as defendants and alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act. Three additional defendants are named in the Amended Complaint: Glen E. Tullman, Allscripts' Chairman of the Board and Chief Executive Officer, J. Peter Geerlofs, Allscripts' Chief Medical Officer, and Philip J. Langley, formerly Allscripts' Senior Vice President of Business Development/Field Services. The Amended Complaint purports to expand the Class Period in the consolidated case to include all individuals who purchased the common stock of Allscripts during the period from March 6, 2000 through and including February 27, 2001. The Amended Complaint is based on the previous allegations regarding Allscripts' restatement of its financial results for the second quarter of 2000 and new allegations relating to, inter alia, the prospects for the TouchScript product.

   Allscripts intends to move to dismiss the Amended Complaint, and Judge Kocoras has set June 2001 as the prospective ruling date. At this time, management is unable to determine the likely outcome of this matter or to reasonably estimate the amount of any potential loss with respect to this matter.

   In addition, Allscripts is from time to time subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Allscripts' consolidated financial condition, results of operations or cash flows.

15. Savings Plan

   Effective January 1, 1993, employees of Allscripts who meet certain eligibility requirements can participate in Allscripts' 401(k) Savings and Investment Plan. Under the plan, Allscripts may, at its discretion, match the employee contributions. Allscripts recorded expenses from continuing operations related to its matching contributions in 1998, 1999 and 2000 of $37,000, $60,000 and $184,000, respectively.

16. Discontinued Operations

   On March 18, 1999, Allscripts signed a definitive agreement to sell certain assets of its pharmacy benefit management operation to Pharmacare Management Services, Inc., Pharmacare Direct, Inc., and Procare Pharmacy, Inc. The sale closed on March 31, 1999. The aggregate purchase price was $15,400,000, payable in the form of an up-front payment at closing of $7,000,000 and a contingent payment of up to $8,400,000 payable within 10 business days after the first anniversary of the closing date. Additionally, the buyers purchased the inventory at Allscripts' net cost, approximately $500,000, while Allscripts retained the remaining working capital. The contingent payment was based upon the number of prescription fillings (including original fillings and subsequent refills) for the one-year period following the closing. In May 2000, Allscripts received payment of $4,353,000, net of related expenses, as final payment of the contingent consideration.

   The operating results of the pharmacy benefit management segment have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, Allscripts has reclassified its prior years' financial statements to present the operating results of the pharmacy benefit management operations as a discontinued operation.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

   Operating results from discontinued operations were as follows:

                                                            1998    1999   2000
                                                           ------- ------- ----
                                                              (In thousands)
      Revenue............................................. $52,866 $14,292 $--
      Cost of revenue.....................................  49,313  13,378  --
                                                           ------- ------- ----
        Gross profit......................................   3,553     914  --
      Selling, general and administrative expenses........   2,583     272  (83)
                                                           ------- ------- ----
      Income from discontinued operations................. $   970 $   642 $ 83
                                                           ======= ======= ====

   Included in revenue is $2,982,000, $375,000 and $0 in 1998, 1999 and 2000,
respectively, from Anthem, Inc., a related party (see Note 18).

   For the twelve months ended December 31, 1999 and 2000, Allscripts recognized a gain on the sale of this business of $3,547,000 and $4,353,000, respectively, which has been reported as a separate line item on the Consolidated Statement of Operations under the caption "Gain from sale of discontinued operations, net of income tax expense." The gain in 2000 represents final payment of contingent consideration related to the sale, net of certain transaction costs.

   The components of assets and liabilities of discontinued operations included in Allscripts' consolidated balance sheets at December 31 are as follows:

                                                                  1999   2000
                                                                 --------------
                                                                 (In thousands)
      Assets:
        Accounts receivable..................................... $   95 $     4
        Other...................................................    145     --
                                                                 ------ -------
      Total assets..............................................    240       4
      Liabilities...............................................    226     317
                                                                 ------ -------
          Net................................................... $   14 $  (313)
                                                                 ====== =======

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

17. Supplemental Cash Flow Information

                                                         1998    1999    2000
                                                        ------- ------ --------
                                                         (In thousands, except
                                                                 share
                                                        and per share amounts)
Interest paid.......................................... $   294 $  231 $    --
Income taxes paid......................................     --     --       --
Noncash investing and financing activity:
  Accretion of mandatory redemption value of preferred
   shares..............................................     323    794      --
  In connection with the Series I Unit Offering,
   issuance of 1,803,838 shares of Series J Redeemable
   Preferred shares and 1,326,661 warrants in exchange
   for Allscripts' outstanding convertible subordinated
   debentures (in the aggregate principal amount of
   $11,219,000) plus accrued interest thereon through
   April 15, 1998 ($437,000 in aggregate)..............  11,656    --       --
  In connection with the 1999 acquisitions, issuance of
   204,771 shares of common stock valued at an
   aggregate amount of approximately $2,572,000 and the
   issuance of a 6% promissory note in the principal
   amount of $650,000 in exchange for net tangible
   liabilities of $637,000.............................     --   3,222      --
  In connection with the acquisition of MasterChart,
   Inc., issuance of 1,617,873 shares of common stock
   valued at an aggregate amount of approximately
   $127,400,000 and $5,000,000 in cash, in exchange for
   all outstanding common stock of MasterChart, Inc. ..     --     --   127,400
  In connection with the acquisition of Medifor, Inc.,
   issuance of 935,858 shares of common stock valued at
   an aggregate amount of approximately $34,400,000 and
   issuance of 142,786 common stock option replacements
   of Medifor common stock options with a fair value of
   approximately $4,200,000, in exchange for all
   outstanding common and preferred A and B stock of
   Medifor.............................................     --     --    38,600
  In connection with other 2000 acquisitions, issuance
   of 87,484 shares of common stock valued at an
   aggregate amount of approximately $3,000,000 and
   $8,000,000 in cash in exchange for net tangible
   assets of $274,000..................................     --     --     3,000
  In connection with Allscripts' initial public
   offering, conversion of 8,718,768 shares of
   preferred stock into 2,977,483 shares of common
   stock...............................................     --   8,719      --
  Cumulative dividends in arrears on redeemable
   preferred shares....................................   1,927  1,404      --

18. Related Party Transactions

   From June 1997 through March 1999, Allscripts provided pharmacy benefit management services for Anthem, Inc. One of Allscripts' directors is Chairman of the Board of Anthem.

   One of Allscripts' directors was a partner in the law firm of Green, Stewart, Farber & Anderson, P.C., which Allscripts retained to provide legal services. Expense related to services provided by this law firm was $44,000, $33,000 and $55,000 in 1998, 1999 and 2000, respectively.

19. Subsequent Events

   On January 8, 2001, Allscripts acquired Channelhealth Incorporated in exchange for 8,592,996 shares of common stock with a fair value of approximately $218,400,000, the issuance of approximatley 493,000 common stock options as replacement of Channelhealth common stock options with a fair value of approximately $7,600,000 and transaction costs totaling approximately $4,750,000. Allscripts will pay additional stock-based consideration if certain revenue targets are achieved during 2002, resulting in the recording of additional purchase price at the time that the targets are met.

   In connection with the Channelhealth acquisition, Channelhealth and Allscripts, Inc. each became a wholly owned subsidiary of a new holding company, Allscripts Healthcare Solutions, Inc. As a result of the merger transaction, each outstanding share of Allscripts Inc. common stock was converted into one share of Allscripts Healthcare Solutions, Inc. common stock. Allscripts Inc. no longer files reports with the Securities and Exchange Commission, and its common stock is no longer listed on the Nasdaq National Market; however, Allscripts Healthcare Solutions, Inc. does file reports with the Securities and Exchange Commission, and its common stock is listed on the Nasdaq National Market under the symbol "MDRX".

   In conjunction with the acquisition of Channelhealth, Allscripts assumed the Channelhealth 1999 Stock Option and Incentive Plan. Channelhealth reserved 2,500,000 shares of common stock for issuance under the plan. On the closing date, January 8, 2001, there were a total of 1,461,166 options granted under the plan at varying exercise prices. These options will be converted to options in Allscripts based upon the perdetermined conversion rate. Accordingly, there will be approximately 493,000 options to purchase Allscripts common stock at exercise prices ranging from $26.74 to $68.31. Options to purchase 415,635 shares of Allscripts common stock are fully vested on the closing date. Options generally expire ten years after issuance.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Allscripts Healthcare Solutions, Inc.:

   Under date of February 23, 2001, except for note 14 as to which the date is March 12, 2001, we reported on the consolidated balance sheet of Allscripts Healthcare Solutions, Inc. and subsidiaries (Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP

Chicago, Illinois
February 23, 2001

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Allscripts
Healthcare Solutions, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in this Form 10-K also included an audit of the financial statement schedule for each of the two years in the period ended December 31, 1999 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the financial statement schedule of Allscripts Healthcare Solutions, Inc. (formerly Allscripts, Inc.) and subsidiaries for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 17, 2000

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

Schedule II

                                   Beginning Charged to  Deductions    Ending
                                    Balance   Expense   (Write-offs)   Balance
                                   --------- ---------- ------------   -------
                                                (In thousands)
Allowance for accounts receivable
  Year ended December 31, 1998....  $ 3,432    $1,241     $   (150)    $ 4,523
  Year ended December 31, 1999....    4,523      (633)        (147)      3,743
  Year ended December 31, 2000....    3,743       980         (339)      4,384
Valuation allowance for deferred
 tax assets
  Year ended December 31, 1998....   13,588     1,696          --       15,284
  Year ended December 31, 1999....   15,284     4,354          --       19,638
  Year ended December 31, 2000....   19,638     7,338      (11,973)(1)  15,003

--------
(1) Deduction related to net deferred tax liabilities established in connection with acquisitions made in 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On December 21, 2000, Allscripts dismissed PricewaterhouseCoopers LLP (PWC) as Allscripts' independent accountant. At the recommendation of its audit committee, the board of directors of Allscripts authorized the dismissal of PWC.

   The reports of PWC on Allscripts' consolidated financial statements as of and for the two years ended December 31, 1998 and 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

   During Allscripts' two fiscal years ended December 31, 1999, and in the interim period from January 1, 2000 through December 21, 2000, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused them to make reference thereto in their report of the financial statements for those years.

   During Allscripts' two fiscal years ended December 31, 1999 and in the interim period from January 1, 2000 through December 21, 2000, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934 except that in connection with PWC's review of Allscripts' financial statements for the quarter ended September 30, 2000, PWC advised Allscripts of the existence of a material weakness relating to the controls surrounding contract administration. To immediately address this concern, Allscripts, among other things, hired a contract attorney, who serves as a full-time Contract Administrator with the responsibility for the retention, review, analysis, monitoring and maintenance of individual customer contracts. Management and the audit committee believe that the concerns expressed by PWC have been adequately addressed through the actions taken by Allscripts.

   Allscripts provided PWC with a copy of the disclosures made in its Current Report on Form 8-K dated December 21, 2000 and filed with the Securities and Exchange Commission on December 28, 2000 (the "Form 8-K") and requested that PWC furnish Allscripts with a letter addressed to the Securities and Exchange Commission stating whether PWC agrees with the statements made by Allscripts in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which PWC does not agree. A copy of that letter is filed as Exhibit A to the Form 8-K.

   At the recommendation of the audit committee, the board authorized the engagement of KPMG LLP as Allscripts' new independent accountants to audit and report on the financial statements for the fiscal year ending December 31, 2000 and to act, on a continuing basis, as Allscripts' independent accountant. On December 21, 2000, Allscripts requested that KPMG LLP be engaged as its independent accountants, and KPMG LLP accepted the engagement on December 28, 2000.

   During the two fiscal years ended December 31, 1999 and in the interim period from January 1, 2000 through December 21, 2000, Allscripts did not consult with KPMG LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the types of audit opinion that might be rendered on Allscripts' financial statements. In addition, Allscripts did not consult with KPMG LLP regarding any matter that was the subject of a disagreement or a reportable event within the meaning of
Item 304 of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information regarding directors, executive officers and other key employees is included under the captions "Election of Directors" and "Executive Officers" in Allscripts' proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

   Information regarding Section 16(a) reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Allscripts' proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 11. Executive Compensation

   Information regarding executive and director compensation is included under the captions "Executive Compensation" and "Director Compensation" in Allscripts' proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership is included under the caption "Ownership of Allscripts Common Stock" in Allscripts' proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Party Transactions

   Information regarding certain relationships and related party transactions is included under the caption "Certain Relationships and Related Party Transactions" in Allscripts' proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

   The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

                                                                           Page
                                                                           ----
      Independent Auditors' Report........................................  34
      Report of Independent Accountants...................................  35
      Consolidated Balance Sheets at December 31, 1999 and 2000...........  36
      Consolidated Statements of Operations for the years ended December
       31, 1998, 1999 and 2000............................................  37
      Consolidated Statements of Stockholders' Equity (Deficit) and
       Comprehensive Income (Loss) for the years ended December 31, 1998,
       1999 and 2000......................................................  38
      Consolidated Statements of Cash Flows for the years ended December
       31, 1998, 1999 and 2000............................................  40
      Notes to Consolidated Financial Statements..........................  41

(a)(2) Financial Statement Schedules

      Independent Auditors' Report........................................  62
      Report of Independent Accountants on Financial Statement Schedule...  63
      Schedule II--Valuation and Qualifying Accounts......................  64

(a)(3) List of Exhibits

Exhibit
Number   Description                               Reference
-------  -----------                               ---------
  2.1    Form of Plan of Merger between            Incorporated herein by reference from
         Allscripts, Inc. and Allscripts, Inc.,    the Allscripts, Inc. Registration
         an Illinois corporation.                  Statement on Form S-1 as part of
                                                   Amendment No. 4 filed on July 20, 1999
                                                   (SEC file no. 333-78431)

  2.2    Agreement and Plan of Merger, dated as    Incorporated herein by reference from
         of March 13, 2000, among Allscripts,      the Allscripts, Inc. Current Report on
         Inc., MC Acquisition Corp., MasterChart,  Form 8-K filed on May 24, 2000, as
         Inc. and certain shareholders of          amended on July 24, 2000 and July 25,
         MasterChart, Inc., together with a list   2000
         of exhibits and schedules thereto. Such
         exhibits and schedules are not filed,
         but the Registrant undertakes to furnish
         a copy of any such exhibit or schedule
         to the Securities and Exchange
         Commission upon request.

  2.3    Amendment No. 1 to Agreement and Plan of  Incorporated herein by reference from
         Merger, dated as of May 9, 2000, by and   the Allscripts, Inc. Current Report on
         among Allscripts Inc., MC Acquisition     Form 8-K filed on May 24, 2000, as
         Corp., MasterChart, Inc. and certain      amended on July 24, 2000 and July 25,
         shareholders of MasterChart, Inc.         2000

  2.4    Agreement and Plan of Merger, dated as    Incorporated herein by reference from
         of April 12, 2000, among Allscripts,      the Allscripts, Inc. Current Report on
         Inc., WebDoc Acquisition Corp., Medifor,  Form 8-K filed on May 31, 2000, as
         Inc. and certain shareholders of          amended on July 25, 2000
         Medifor, Inc., together with a list of
         exhibits and schedules thereto. Such
         exhibits and schedules are not filed,
         but the Registrant

Exhibit
Number   Description                                Reference
-------  -----------                                ---------
         undertakes to furnish a copy of any such
         exhibit or schedule to the Securities
         and Exchange Commission upon request.

  2.5    Agreement and Plan of Merger, dated as     Incorporated herein by reference from
         of July 13, 2000, by and among             the Allscripts, Inc. Current Report on
         Allscripts Holding, Inc., Allscripts,      Form 8-K filed on July 27, 2000
         Inc., Bursar Acquisition, Inc., Bursar
         Acquisition No. 2, Inc., IDX Systems
         Corporation and Channelhealth
         Incorporated.

  2.6    First Amendment to Agreement and Plan of   Incorporated herein by reference from
         Merger, entered into as of November 29,    the Allscripts Healthcare Solutions,
         2000, by and among Allscripts Holding,     Inc. Registration Statement on Form S-4
         Inc., Allscripts, Inc., Bursar             as part of Amendment No. 1 filed on
         Acquisition, Inc., Bursar Acquisition      December 7, 2000 (SEC file no. 333-
         No. 2, Inc., IDX Systems Corporation and   49568)
         Channelhealth Incorporated.

  3.1    Amended and Restated Certificate of        Incorporated herein by reference from
         Incorporation of Allscripts Healthcare     the Allscripts Healthcare Solutions,
         Solutions, Inc. (formerly named            Inc. Registration Statement on Form S-4
         Allscripts Holding, Inc.).                 as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file no. 333-
                                                    49568)

  3.2    Certificate of Amendment of Amended and    Incorporated herein by reference from
         Restated Certificate of Incorporation of   the Allscripts Healthcare Solutions,
         Allscripts Healthcare Solutions, Inc.      Inc. Registration Statement on Form S-4
         (formerly named Allscripts Holding, Inc.). as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file no. 333-
                                                    49568)

  3.3    Certificate of Amendment of Amended and    Incorporated herein by reference from
         Restated Certificate of Incorporation of   the Allscripts Healthcare Solutions,
         Allscripts Healthcare Solutions, Inc.      Inc. Registration Statement on Form S-4
         (formerly named Allscripts Holding, Inc.). as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file
                                                    no. 333-49568)

  3.4    Bylaws of Allscripts Healthcare            Incorporated herein by reference from
         Solutions, Inc. (formerly named            the Allscripts Healthcare Solutions,
         Allscripts Holding, Inc.).                 Inc. Registration Statement on Form S-4
                                                    as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file
                                                    no. 333-49568)

 10.1+   Amended and Restated 1993 Stock            Incorporated herein by reference from
         Incentive Plan, as amended May 10, 2000.   the Allscripts, Inc. Quarterly Report on
                                                    Form 10-Q for the quarter ended June 30,
                                                    2000

 10.2    Asset Purchase Agreement, dated as of      Incorporated herein by reference from
         March 19, 1999, by and among Allscripts,   the Allscripts, Inc. Registration
         Inc., PharmaCare Management Services,      Statement on Form S-1 as part of
         Inc., PharmaCare Direct, Inc. and          Amendment No. 1 filed on June 7, 1999
         ProCare Pharmacy, Inc.                     (SEC file no. 333-78431)

 10.3    Twelfth Restated Registration Agreement    Incorporated herein by reference from
         dated as of June 18, 1999, by and among    the Allscripts, Inc. Registration
         Allscripts, Inc., those Holders of         Statement on Form S-1 as part of
         Allscripts, Inc. Series A Preferred,       Amendment No. 2 filed on June 29, 1999
         Series B Preferred, Series C Preferred,    (SEC file no. 333-78431)
         Series D Preferred, Series F Preferred
         and

 Exhibit
 Number   Description                               Reference
 -------  -----------                               ---------
          Series G Preferred listed in Schedule I
          attached thereto, the Holders of the
          Extension Guaranty Warrants listed in
          Schedule II thereto, the Holders of the
          1996 Extension Guaranty Warrants listed
          in Schedule II thereto, those Holders of
          Common listed in Schedule III thereto,
          the Holders of Series H Warrants and H
          Unit Common listed in Schedule IV
          thereto, the Holders of Extension Series
          H Warrants listed in Schedule IV
          thereto, the Holders of I Unit Common
          listed in Schedule V thereto and the
          Holders of Debenture Warrants listed in
          Schedule VI thereto.

 10.4     Industrial Building Lease dated April     Incorporated herein by reference from
          30, 1997 between G2 Limited Partnership   the Allscripts, Inc. Registration
          and Allscripts, Inc.                      Statement on Form S-1 filed on May 14,
                                                    1999 (SEC file no. 333-78431)

 10.5     Lease Agreement between American          Incorporated herein by reference from
          National Bank and Trust Company of        the Allscripts, Inc. Registration
          Chicago, as Trustee, and Allscripts,      Statement on Form S-1 as part of
          Inc. dated September 1996, as amended     Amendment No. 1 filed on February 18,
          December 31, 1999.                        2000 (SEC file no. 333-95521)

 10.6+    Employment Agreement effective August 1,  Incorporated herein by reference from
          1997 between Allscripts, Inc. and Glen    the Allscripts, Inc. Registration
          E. Tullman.                               Statement on Form S-1 filed on May 14,
                                                    1999 (SEC file no. 333-78431)

 10.7+    Employment Agreement effective August 1,  Incorporated herein by reference from
          1997 between Allscripts, Inc. and David   the Allscripts, Inc. Registration
          B. Mullen.                                Statement on Form S-1 filed on May 14,
                                                    1999 (SEC file no. 333-78431)

 10.8+    Agreement dated May 1, 1995 between       Incorporated herein by reference from
          Allscripts, Inc. and John G. Cull.        the Allscripts, Inc. Registration
                                                    Statement on Form S-1 filed on May 14,
                                                    1999 (SEC file no. 333-78431)

 10.9     Form of TouchScript Master License        Incorporated herein by reference from
          Agreement.                                the Allscripts, Inc. Registration
                                                    Statement on Form S-1 filed on May 14,
                                                    1999 (SEC file no. 333-78431)

 10.10    Supply Agreement dated August 27, 1998    Incorporated herein by reference from
          between McKesson U.S. Health Care and     the Allscripts, Inc. Registration
          Allscripts, Inc.                          Statement on Form S-1 as part of
                                                    Amendment No. 1 filed on June 7, 1999
                                                    (SEC file no. 333-78431)

 10.11    Asset Purchase Agreement dated June 30,   Incorporated herein by reference from
          1999 by and among Allscripts, Inc. and    the Allscripts, Inc. Registration
          Shopping@Home, Inc., Glen Tullman, Lee    Statement on Form S-1 as part of
          Shapiro, Stanley Crane and Joseph E.      Amendment No. 4 filed on July 20, 1999
          Carey.                                    (SEC file no. 333-78431)

 10.12+   Employment Agreement, effective August    Incorporated herein by reference from
          2, 1999, between Allscripts, Inc. and     the Allscripts, Inc. Quarterly Report on
          Joseph E. Carey.                          Form 10-Q for the quarter ended
                                                    September 30, 1999

 Exhibit
 Number   Description                               Reference
 -------  -----------                               ---------
 10.13+   Employment Agreement dated as of April    Incorporated herein by reference from
          5, 2000 by and between Allscripts, Inc.   the Allscripts, Inc. Quarterly Report on
          and Lee A. Shapiro.                       Form 10-Q for the quarter ended June 30,
                                                    2000

 10.14    Stock Rights and Restrictions Agreement
          by and between Allscripts Healthcare
          Solutions, Inc. and IDX Systems
          Corporation dated as of January 8, 2001.

 10.15    Strategic Alliance Agreement by and
          between Allscripts Healthcare Solutions,
          Inc. and IDX Systems Corporation dated
          as of January 8, 2000.

 10.16    Asset Purchase Agreement, dated as of     Incorporated herein by reference from
          July 13, 2000, by and between             the Allscripts Healthcare Solutions,
          Channelhealth Incorporated and IDX        Inc. Registration Statement on Form S-4
          Systems Corporation.                      as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file
                                                    no. 333-49568)

 10.17    Amended and Restated Cross License and
          Software Maintenance Agreement by and
          between IDX Systems Corporation and
          Channelhealth Incorporated dated
          January 8, 2001.

 21.1     Subsidiaries

 23.1     Consent of KPMG LLP

 23.2     Consent of PricewaterhouseCoopers LLP

--------
   +Indicates management contract or compensatory plan.

(b) Reports on Form 8-K

   Current report on Form 8-K filed December 28, 2000, which included disclosure under Item 4 relating to Allscripts' change in its independent accountants.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                          ALLSCRIPTS HEALTHCARE SOLUTIONS,
                                           INC.

                                                   /s/ David B. Mullen
                                          By: _________________________________
                                                      David B. Mullen
                                               President and Chief Financial
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

                 Signature                                     Title
                 ---------                                     -----


           /s/ Glen E. Tullman              Chairman and Chief Executive Officer
___________________________________________  (Principal Executive Officer)
              Glen E. Tullman

           /s/ David B. Mullen              President, Chief Financial Officer and
___________________________________________  Director (Principal Financial Officer)
              David B. Mullen

            /s/ John G. Cull                Senior Vice President, Finance, Treasurer
___________________________________________  and Secretary (Principal Accounting
               John G. Cull                  Officer)

           /s/ Philip D. Green              Director
___________________________________________
              Philip D. Green

           /s/ M. Fazle Husain              Director
___________________________________________
              M. Fazle Husain

          /s/ Michael J. Kluger             Director
___________________________________________
             Michael J. Kluger

            /s/ L. Ben Lytle                Director
___________________________________________
               L. Ben Lytle

          /s/ Edward M. Philip              Director
___________________________________________
             Edward M. Philip
         /s/ Richard E. Tarrant             Director
___________________________________________
            Richard E. Tarrant

                               INDEX TO EXHIBITS

 Exhibit
 Number  Description                                Reference
 ------- -----------                                ---------
  2.1    Form of Plan of Merger between             Incorporated herein by reference from
         Allscripts, Inc. and Allscripts, Inc.,     the Allscripts, Inc. Registration
         an Illinois corporation.                   Statement on Form S-1 as part of
                                                    Amendment No. 4 filed on July 20, 1999
                                                    (SEC file no. 333-78431)

  2.2    Agreement and Plan of Merger, dated as     Incorporated herein by reference from
         of March 13, 2000, among Allscripts,       the Allscripts, Inc. Current Report on
         Inc., MC Acquisition Corp., MasterChart,   Form 8-K filed on May 24, 2000, as
         Inc. and certain shareholders of           amended on July 24, 2000 and July 25,
         MasterChart, Inc., together with a list    2000
         of exhibits and schedules thereto. Such
         exhibits and schedules are not filed,
         but the Registrant undertakes to furnish
         a copy of any such exhibit or schedule
         to the Securities and Exchange
         Commission upon request.

  2.3    Amendment No. 1 to Agreement and Plan of   Incorporated herein by reference from
         Merger, dated as of May 9, 2000, by and    the Allscripts, Inc. Current Report on
         among Allscripts Inc., MC Acquisition      Form 8-K filed on May 24, 2000, as
         Corp., MasterChart, Inc. and certain       amended on July 24, 2000 and July 25,
         shareholders of MasterChart, Inc.          2000

  2.4    Agreement and Plan of Merger, dated as     Incorporated herein by reference from
         of April 12, 2000, among Allscripts,       the Allscripts, Inc. Current Report on
         Inc., WebDoc Acquisition Corp., Medifor,   Form 8-K filed on May 31, 2000, as
         Inc. and certain shareholders of           amended on July 25, 2000
         Medifor, Inc., together with a list of
         exhibits and schedules thereto. Such
         exhibits and schedules are not filed,
         but the Registrant undertakes to furnish
         a copy of any such exhibit or schedule
         to the Securities and Exchange
         Commission upon request.

  2.5    Agreement and Plan of Merger, dated as     Incorporated herein by reference from
         of July 13, 2000, by and among             the Allscripts, Inc. Current Report on
         Allscripts Holding, Inc., Allscripts,      Form 8-K filed on July 27, 2000
         Inc., Bursar Acquisition, Inc., Bursar
         Acquisition No. 2, Inc., IDX Systems
         Corporation and Channelhealth
         Incorporated.

  2.6    First Amendment to Agreement and Plan of   Incorporated herein by reference from
         Merger, entered into as of November 29,    the Allscripts Healthcare Solutions,
         2000, by and among Allscripts Holding,     Inc. Registration Statement on Form S-4
         Inc., Allscripts, Inc., Bursar             as part of Amendment No. 1 filed on
         Acquisition, Inc., Bursar Acquisition      December 7, 2000 (SEC file
         No. 2, Inc., IDX Systems Corporation and   no. 333-49568)
         Channelhealth Incorporated.

  3.1    Amended and Restated Certificate of        Incorporated herein by reference from
         Incorporation of Allscripts Healthcare     the Allscripts Healthcare Solutions,
         Solutions, Inc. (formerly named            Inc. Registration Statement on Form S-4
         Allscripts Holding, Inc.).                 as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file
                                                    no. 333-49568)

Exhibit
Number   Description                                Reference
-------  -----------                                ---------
 3.2     Certificate of Amendment of Amended and    Incorporated herein by reference from
         Restated Certificate of Incorporation of   the Allscripts Healthcare Solutions,
         Allscripts Healthcare Solutions, Inc.      Inc. Registration Statement on Form S-4
         (formerly named Allscripts Holding, Inc.). as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file
                                                    no. 333-49568)

 3.3     Certificate of Amendment of Amended and    Incorporated herein by reference from
         Restated Certificate of Incorporation of   the Allscripts Healthcare Solutions,
         Allscripts Healthcare Solutions, Inc.      Inc. Registration Statement on Form S-4
         (formerly named Allscripts Holding, Inc.). as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file no. 333-
                                                    49568)

 3.4     Bylaws of Allscripts Healthcare            Incorporated herein by reference from
         Solutions, Inc. (formerly named            the Allscripts Healthcare Solutions,
         Allscripts Holding, Inc.).                 Inc. Registration Statement on Form S-4
                                                    as part of Amendment No. 1 filed on
                                                    December 7, 2000 (SEC file no. 333-
                                                    49568)

10.1+    Amended and Restated 1993 Stock            Incorporated herein by reference from
         Incentive Plan, as amended May 10, 2000.   the Allscripts, Inc. Quarterly Report on
                                                    Form 10-Q for the quarter ended June 30,
                                                    2000

10.2     Asset Purchase Agreement, dated as of      Incorporated herein by reference from
         March 19, 1999, by and among Allscripts,   the Allscripts, Inc. Registration
         Inc., PharmaCare Management Services,      Statement on Form S-1 as part of
         Inc., PharmaCare Direct, Inc. and          Amendment No. 1 filed on June 7, 1999
         ProCare Pharmacy, Inc.                     (SEC file no. 333-78431)

10.3     Twelfth Restated Registration Agreement    Incorporated herein by reference from
         dated as of June 18, 1999, by and among    the Allscripts, Inc. Registration
         Allscripts, Inc., those Holders of         Statement on Form S-1 as part of
         Allscripts, Inc. Series A Preferred,       Amendment No. 2 filed on June 29, 1999
         Series B Preferred, Series C Preferred,    (SEC file no. 333-78431)
         Series D Preferred, Series F Preferred
         and Series G Preferred listed in
         Schedule I attached thereto, the Holders
         of the Extension Guaranty Warrants
         listed in Schedule II thereto, the
         Holders of the 1996 Extension Guaranty
         Warrants listed in Schedule II thereto,
         those Holders of Common listed in
         Schedule III thereto, the Holders of
         Series H Warrants and H Unit Common
         listed in Schedule IV thereto, the
         Holders of Extension Series H Warrants
         listed in Schedule IV thereto, the
         Holders of I Unit Common listed in
         Schedule V thereto and the Holders of
         Debenture Warrants listed in Schedule VI
         thereto.

10.4     Industrial Building Lease dated April      Incorporated herein by reference from
         30, 1997 between G2 Limited Partnership    the Allscripts, Inc. Registration
         and Allscripts, Inc.                       Statement on Form S-1 filed on May 14,
                                                    1999 (SEC file no. 333-78431)

10.5     Lease Agreement between American           Incorporated herein by reference from
         National Bank and Trust Company of         the Allscripts, Inc. Registration
         Chicago, as Trustee, and Allscripts,       Statement on Form S-1 as part of
         Inc. dated September 1996, as amended      Amendment No. 1 filed on February 18,
         December 31, 1999.                         2000 (SEC file no. 333-95521)

Exhibit
Number   Description                               Reference
-------  -----------                               ---------
10.6+    Employment Agreement effective August 1,  Incorporated herein by reference from
         1997 between Allscripts, Inc. and Glen    the Allscripts, Inc. Registration
         E. Tullman.                               Statement on Form S-1 filed on May 14,
                                                   1999 (SEC file no. 333-78431)

10.7+    Employment Agreement effective August 1,  Incorporated herein by reference from
         1997 between Allscripts, Inc. and David   the Allscripts, Inc. Registration
         B. Mullen.                                Statement on Form S-1 filed on May 14,
                                                   1999 (SEC file no. 333-78431)

10.8+    Agreement dated May 1, 1995 between       Incorporated herein by reference from
         Allscripts, Inc. and John G. Cull.        the Allscripts, Inc. Registration
                                                   Statement on Form S-1 filed on May 14,
                                                   1999 (SEC file no. 333-78431)

10.9     Form of TouchScript Master License        Incorporated herein by reference from
         Agreement.                                the Allscripts, Inc. Registration
                                                   Statement on Form S-1 filed on May 14,
                                                   1999 (SEC file no. 333-78431)

10.10    Supply Agreement dated August 27, 1998    Incorporated herein by reference from
         between McKesson U.S. Health Care and     the Allscripts, Inc. Registration
         Allscripts, Inc.                          Statement on Form S-1 as part of
                                                   Amendment No. 1 filed on June 7, 1999
                                                   (SEC file no. 333-78431)

10.11    Asset Purchase Agreement dated June 30,   Incorporated herein by reference from
         1999 by and among Allscripts, Inc. and    the Allscripts, Inc. Registration
         Shopping@Home, Inc., Glen Tullman, Lee    Statement on Form S-1 as part of
         Shapiro, Stanley Crane and Joseph E.      Amendment No. 4 filed on July 20, 1999
         Carey.                                    (SEC file no. 333-78431)

10.12+   Employment Agreement, effective August    Incorporated herein by reference from
         2, 1999, between Allscripts, Inc. and     the Allscripts, Inc. Quarterly Report on
         Joseph E. Carey.                          Form 10-Q for the quarter ended
                                                   September 30, 1999

10.13+   Employment Agreement dated as of April    Incorporated herein by reference from
         5, 2000 by and between Allscripts, Inc.   the Allscripts, Inc. Quarterly Report on
         and Lee A. Shapiro.                       Form 10-Q for the quarter ended June 30,
                                                   2000

10.14    Stock Rights and Restrictions Agreement
         by and between Allscripts Healthcare
         Solutions, Inc. and IDX Systems
         Corporation dated as of January 8, 2001.

10.15    Strategic Alliance Agreement by and
         between Allscripts Healthcare Solutions,
         Inc. and IDX Systems Corporation dated
         as of January 8, 2000.

10.16    Asset Purchase Agreement, dated as of     Incorporated herein by reference from
         July 13, 2000, by and between             the Allscripts Healthcare Solutions,
         Channelhealth Incorporated and IDX        Inc. Registration Statement on Form S-4
         Systems Corporation.                      as part of Amendment No. 1 filed on
                                                   December 7, 2000 (SEC file
                                                   no. 333-49568)

Exhibit
Number   Description                               Reference
-------  -----------                               ---------
10.17    Amended and Restated Cross License and
         Software Maintenance Agreement by and
         between IDX Systems Corporation and
         Channelhealth Incorporated dated
         January 8, 2001.

21.1     Subsidiaries

23.1     Consent of KPMG LLP

23.2     Consent of PricewaterhouseCoopers LLP

--------

+Indicates management contract or compensatory plan.