Form 10-Q
period 2001-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2001-05-15
CIK 1124804

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               __________________

                                   FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       Commission file number  000-32085

                     ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                            36-4392754
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)           Identification Number)

                              2401 Commerce Drive
                          Libertyville, Illinois 60048
                    (Address of principal executive offices)
                             ______________________

                                 (847) 680-3515
              (Registrant's telephone number, including area code)
                             ______________________


     Indicate by check ( X ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       X          No
                     --------           --------


     As of April 30, 2001, there were 37,992,815 shares of the Registrant's $0.01 par value common stock outstanding.

                     ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

                                   FORM 10-Q

                                     INDEX


PART I.   FINANCIAL INFORMATION                                PAGE
                                                               ----

Item 1.   Financial Statements

          Consolidated Balance Sheets
          At December 31, 2000 and March 31, 2001               1

          Consolidated Statements of Operations
          For the three months ended March 31, 2000 and 2001    2

          Consolidated Statements of Cash Flows
          For the three months ended March 31, 2000 and 2001    3

          Notes to Consolidated Financial Statements            4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                    11


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                     12


SIGNATURES                                                     13



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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                        December 31,             March 31,
                                                                                            2000                   2001
                                                                                        -----------            -----------
                                                                                                               (Unaudited)
 ASSETS
 Current assets:
        Cash and cash equivalents                                                       $    76,513            $    49,964
        Marketable securities                                                                20,663                  6,731
        Accounts receivable, net of allowances of $4,384
          in 2000 and $4,435 in 2001                                                         13,850                 14,274
        Other receivables                                                                     1,291                  5,163
        Inventories                                                                           5,290                  7,505
        Prepaid expenses                                                                      1,364                  1,634
        Other current assets                                                                    360                     55
                                                                                        -----------            -----------
            Total current assets                                                            119,331                 85,326
 Long-term marketable securities                                                             22,661                 44,155
 Fixed assets, net                                                                           11,792                 13,136
 Intangible assets, net                                                                     149,690                401,320
 Other assets                                                                                 1,946                  1,553
                                                                                        -----------            -----------
            Total assets                                                                $   305,420            $   545,490
                                                                                        -----------            -----------
 LIABILITIES
 Current liabilities:
        Accounts payable                                                                $     7,269            $     7,417
        Accrued expenses                                                                      2,546                  2,404
        Accrued compensation                                                                  2,525                    573
        Deferred revenue                                                                      1,877                  1,843
        Deferred taxes                                                                            -                 10,969
                                                                                        -----------            -----------
            Total current liabilities                                                        14,217                 23,206
 Deferred taxes non-current                                                                       -                 35,451
 Other non-current liabilities                                                                  228                    497
                                                                                        -----------            -----------
            Total liabilities                                                                14,445                 59,154
                                                                                        -----------            -----------
STOCKHOLDERS' EQUITY
Preferred stock:
        Undesignated, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2000
          and March 31, 2001                                                                      -                      -
Common stock:
        $0.01 par value, 150,000,000 shares authorized, 29,138,619 shares issued,
          29,104,154 shares outstanding at December 31, 2000; 38,019,590 shares issued,
          37,985,125 shares outstanding at March 31, 2001                                       291                    380
        278,646 and 3,093 shares to be issued pursuant to business combinations as of
          December 31, 2000 and March 31, 2001, respectively                                      3                      -
Additional paid-in capital                                                                  411,081                636,934
Unearned compensation                                                                        (1,097)                  (973)
Treasury stock at cost: 34,465 common shares at December 31, 2000 and
  March 31, 2001                                                                                (68)                   (68)
Accumulated deficit                                                                        (119,375)              (150,176)
Accumulated other comprehensive income                                                          140                    239
                                                                                        -----------            -----------
            Total stockholders' equity                                                      290,975                486,336
                                                                                        -----------            ------------
            Total liabilities and stockholders' equity                                  $   305,420            $   545,490
                                                                                        ===========            ===========


     See the accompanying notes to the consolidated financial statements.

                     ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             ------------------------
                                                                                 2000          2001
                                                                             ------------  ----------
                                                                                     (Unaudited)

Revenues:
     Prepackaged medications                                                   $  8,501      $ 12,563
     Software and related services                                                1,146         4,036
                                                                             -----------     --------
Total revenues                                                                    9,647        16,599

Cost of revenue:
     Prepackaged medications                                                      6,630        10,313
     Software and related services                                                  967         5,275
                                                                             -----------     --------
Total cost of revenue                                                             7,597        15,588

              Gross profit                                                        2,050         1,011

Selling, general and administrative expenses                                      8,945        14,907
Amortization of intangibles                                                         574        17,788
Write-off of acquired in-process research and development                             -         3,000
                                                                             -----------     --------
              Loss from operations                                               (7,469)      (34,684)

Interest income                                                                   1,209         1,779
Interest expense                                                                    (26)         (130)
Other income                                                                          -           135
                                                                             -----------     --------
Loss from continuing operations before taxes                                     (6,286)      (32,900)
Income tax benefit                                                                              2,099
                                                                             -----------     --------
Loss from continuing operations                                                  (6,286)      (30,801)
Income from discontinued operations                                                  83             -
Gain from sale of discontinued operations                                         4,160             -
                                                                             -----------     --------
              Net loss                                                           (2,043)      (30,801)

                  Unrealized gain from marketable securities, net of
                    income tax of  $66 for the three months ended March
                    31, 2001                                                          -            99
                                                                             -----------     --------
              Comprehensive loss                                             $   (2,043)     $(30,702)
                                                                             ===========     ========

Per share data-basic and diluted:
              Loss from continuing operations                                $   (0.25)      $  (0.83)
              Income from discontinued operations                                 0.00              -
              Gain from sale of discontinued operations                           0.17              -
                                                                             -----------     --------
              Net loss                                                       $   (0.08)      $  (0.83)
                                                                             ===========     ========

Weighted average shares of common stock outstanding
   used in computing per share data-basic and diluted                           24,933         37,325
                                                                             ===========     ========


     See the accompanying notes to the consolidated financial statements.

            ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  ------------------------------
                                                                                       2000             2001
                                                                                  -------------    -------------
Cash flows from operating activities:
   Net loss                                                                         $  (2,043)        $ (30,801)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    1,067            21,217
       Gain on sale of discontinued operations                                         (4,160)                -
       Expense from issuance of equity instruments to non-employees                       742                 -
       Write off of in process research and development                                     -             3,000
       Non-cash compensation expense                                                      141               124
       Deferred taxes                                                                       -            (2,099)
       Provision for doubtful accounts                                                     93                72
       Realized gain on investments                                                         -              (135)
       Changes in operating assets and liabilities, net of effects of acquisitions:
          (Increase) decrease in accounts receivable                                   (1,717)              313
          (Increase) decrease  in other receivables                                      (440)              256
          (Increase) in inventories                                                      (353)           (2,033)
          (Increase) decrease in prepaid expenses and other current assets                (69)            1,070
          (Decrease) increase in accounts payable                                        (251)              147
          (Decrease) in accrued compensation                                              (50)           (2,157)
          (Decrease) increase in accrued expenses and deferred revenue                    374              (601)
          (Decrease) in other non-current liabilities                                       -               (49)
                                                                                  -------------      -------------
              Net cash used in operating activities                                    (6,666)          (11,676)
                                                                                  -------------      -------------
Cash flows from investing activities:
      Capital expenditures                                                             (1,746)           (2,542)
      Purchase of marketable securities                                               (41,056)          (27,603)
      Maturities of marketable securities                                              10,000            20,339
      Cash (used for) acquisitions, net of acquired cash                                    -            (5,076)
      Purchase of investment                                                           (1,000)                -
                                                                                  -------------      -------------
              Net cash used in investing activities                                   (33,802)          (14,882)
                                                                                  -------------      -------------
Cash flows from financing activities:
      Proceeds from exercise of common stock options                                      510                 9
      Proceeds from  public offering, net                                              99,951                 -
      Proceeds from issuance of common stock                                            9,983                 -
      Payments of notes payable                                                           (59)                -
                                                                                  -------------      -------------
              Net cash provided by financing activities                               110,385                 9
                                                                                  -------------      -------------
   Net increase (decrease) in cash and cash equivalents                                69,917           (26,549)
   Cash and cash equivalents, beginning of period                                      40,561            76,513
                                                                                  -------------      -------------
   Cash and cash equivalents, end of period                                         $ 110,478         $  49,964
                                                                                  =============      =============
   Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                      $       -         $      49
   Supplemental disclosure of noncash investing and financing activities:
      Issuance of common stock and options in acquisition                                   -           226,000


     See the accompanying notes to the consolidated financial statements.

             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. Basis of Presentation

   The quarterly financial information presented herein should be read in conjunction with Allscripts' audited financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on a basis consistent with those financial statements and reflect all adjustments (all of which are of a normal recurring nature, except those related to discontinued operations and business combinations) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.


2. Revenue recognition

   As a result of the Channelhealth acquisition in January 2001, Allscripts has begun to enter into contracts in which Allscripts' services are essential to the functionality of the other elements of the contract. For these contracts, revenue is recognized using the percentage-of-completion method as services are performed or output milestones are reached, as Allscripts delivers, configures and installs the software. The percentage complete is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. Revenue from maintenance service is recognized ratably over the term of the service contract. Maintenance fees billed in advance of providing the related service are included in deferred revenue. Changes in job performance, job conditions and estimated profitability may result in revisions to revenue and are recognized in the period in which they are determined.

3. Business Combinations

   On January 8, 2001, Allscripts acquired Channelhealth Incorporated in exchange for 8,592,996 shares of common stock with a fair value of approximately $218,400,000 and the issuance of approximately 493,000 common stock options in replacement of Channelhealth common stock options with a fair value of approximately $7,600,000. Transaction costs incurred were approximately $4,900,000. A deferred tax liability of $48,300,000, based on the tax effects of non-goodwill intangibles, related to the acquisition, has been recorded. Allscripts will pay additional stock-based consideration if certain revenue targets are achieved during 2002, which may result in the recording of additional purchase price. The business combination was accounted for using the purchase method of accounting and Channelhealth's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $3,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during the three months ended March 31, 2001. Allscripts recorded $5,200,000 of net tangible assets in connection with the acquisition. In addition, approximately $27,000,000 of the purchase price was allocated to acquired software and is being amortized on a straight-line basis over five years, the software's estimated useful life. Approximately $91,000,000 of the purchase price was allocated to a strategic alliance agreement and is being amortized on a straight-line basis over the term of the agreement, which is ten years. Approximately $153,000,000 of the purchase price was allocated to tradenames, goodwill, and assembled workforce and is being amortized on a straight-line basis over five years. Goodwill represents the excess of the purchase price over the fair market value of the net tangible assets acquired. Other receivables primarily represent amounts owed to Allscripts as a result of the Channelhealth acquisition.

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

   The following unaudited pro forma consolidated statements of operations for the three months ended March 31, 2000 and 2001 assume the Channelhealth acquisition had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma financial statements have been prepared for comparative purposes only and do not purport to be indicative of what Allscripts' operating results would have been had the acquisitions actually taken place at the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated operating results.

   The pro forma information below excludes the impact of non-recurring charges related to an immediate expensing of acquired in-process research and development. The pro forma weighted average shares include 8,592,996 shares issued as consideration for the Channelhealth acquisition as if they had been issued as of January 1 of each period presented.

                                                          Three Months Ended
                                                               March 31,
                                               ---------------------------------------
                                                     2000                   2001
                                               ---------------        ----------------
                                               (In thousands, except per share amounts)
Revenue                                           $   9,820              $   16,599
Loss from continuing operations                   $ (18,205)             $  (32,493)
Net loss                                          $ (13,962)             $  (32,493)

Per share data - basic and diluted:
  Loss from continuing operations                 $   (0.54)             $    (0.86)
  Net loss                                        $   (0.42)             $    (0.86)

Weighted average shares of common stock
 outstanding used in computing basic and
 diluted loss per share                              33,526                  37,986


4. Net Income (Loss) Per Share

   Allscripts accounts for net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of outstanding common stock (including shares to be issued pursuant to business combinations). For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding (including shares to be issued pursuant to business combinations) and dilutive potential common stock.

   In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented. Antidilutive potential common stock excluded from the diluted earnings per share computation consisted of 2,803,326 and 6,689,453 options and 63,799 and 18,450 warrants at March 31, 2000 and 2001, respectively.

5. Contingencies

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

   Allscripts has moved to dismiss the Amended Complaint, and Judge Kocoras has set June 2001 as the prospective ruling date. At this time, management is unable to determine the likely outcome of this matter or to reasonably estimate the amount of any potential loss with respect to this matter.

   In addition, Allscripts is from time to time subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Allscripts' consolidated financial condition, results of operations or cash flows.

6.  Discontinued Operations

   In March 1999, Allscripts sold substantially all of the assets, excluding cash and accounts receivable, of its pharmacy benefit management business. The operating results of the pharmacy benefit management business have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Income from discontinued operations was $83,000 and $0 for the three months ended March 31, 2000 and 2001, respectively. In the first quarter of 2000 and 2001, Allscripts recognized a gain on the sale of this business of $4,160,000 and $0, respectively, which has also been reported as a separate line item on the Consolidated Statements of Operations under the caption "Gain from sale of discontinued operations." The gain in the first quarter of 2000 represents contingent consideration related to the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  In 1997, under the direction of our new executive management team, we focused our efforts on the information aspects of medication management, including the development of technology tools necessary for electronic prescribing, routing of prescription information and submission of medication claims for managed care reimbursement. In January 1998, we introduced the first version of our TouchScript product that fully incorporated these features. At the same time, we redirected our sales and marketing efforts away from our traditional fee-for-service customer base to physicians who have a large percentage of managed care patients. We recognized that there is a larger market opportunity among physicians whose patients are covered by managed care plans because the portion of prescriptions covered by managed care plans is increasing relative to the portion of fee-for-service prescriptions. Further, we believe that our technology can give us a competitive advantage where more patients' prescriptions are covered by managed care plans because our products streamline the process by which physicians, managed care organizations and patients interact. In addition, we believe that the managed care market provides us with the opportunity to realize higher margins on our software products.

   We believe that managed care prescription programs will continue to cover an increasing percentage of patients in the foreseeable future. This trend will have the effect of reducing the dispensing opportunities of our traditional dispensing customers because of their inability to submit claims electronically for reimbursement by managed care payers. This reduction in dispensing opportunities will reduce the revenue that we have historically recognized from these customers. Additionally, managed care programs impose reduced reimbursement rates for the medications dispensed to their plan participants, thus providing us with a dollar margin per prescription dispensed that is lower than we have historically experienced. Because TouchScript enables physicians to submit claims electronically for reimbursement by managed care payers, a large portion of the medications dispensed by our TouchScript customers is dispensed to managed care patients. Accordingly, we expect that the fastest growing portion of our prepackaged medication business will provide margins with respect to the sale of prepackaged medications that are lower than we have historically experienced. In addition, we expect that seasonal variances in demand for our products and services will continue. Historically, all other factors aside, our sales of prepackaged medications have been highest in the fall and winter months.

  In addition to medication management, we believe that there are other aspects of the physician's daily workflow that can be effectively addressed through technology-focused solutions. We have enhanced and intend to continue to enhance our current offerings by integrating new products and services that address these needs. In furtherance of this strategy, in May 2000, we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of Internet-delivered patient education. In connection with these acquisitions, we recorded goodwill and other intangible assets of approximately $160,500,000, $4,600,000 of which will be amortized over two years, and the balance of which will be amortized over five years. In 2000, we completed another acquisition that resulted in additional goodwill of approximately $10,800,000, which is being amortized over two years.

   In addition, on January 8, 2001, we acquired Channelhealth Incorporated, a software developer providing modular and web-based software for physicians to access web-based content and manage clinical workflow. We recorded goodwill and intangible assets of approximately $271,000,000, approximately $91,000,000 of which will be amortized over ten years, and the balance of which will be amortized over five years. Additional stock-based consideration will be paid to the sellers of Channelhealth if certain revenue targets are achieved during 2002. Those revenue targets, if achieved, will result in the recording of additional purchase price at the time that the targets are met. We also anticipate that there will be additional cash required to fund the ongoing operations of Channelhealth.

   We currently derive our revenue from the sale of prepackaged medications and software and related services. Software and related services include revenue from software licenses, computer hardware, electronic information and education products and related services.

   Our shift in focus to physicians who desire technology-based clinical and productivity solutions is reflected in the composition of our revenue, as depicted in the following table:

                                                              Quarter Ended
                                        -----------------------------------------------------------------------------
                                                                  2000                                     2001
                                        ----------------------------------------------------------    ---------------
                                           March 31,       June 30,      Sept. 30,     Dec. 31,          March 31,
                                        --------------  -------------  -------------  ------------    ---------------
                                                                   (In thousands)
Prepackaged medications                    $8,501          $9,253          $11,146       $12,667            $12,563
Software and related services               1,146           2,863            3,692         5,715              4,036
                                        --------------  -------------  -------------  ------------    ---------------
Total revenue                              $9,647         $12,116          $14,838       $18,382            $16,599
                                        ==============  =============  =============  ============    ===============

   Software and related services revenue for the fourth quarter of 2000 includes $1,500,000 for services provided to IMS Health Incorporated.

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

   Total revenue for the three months ended March 31, 2001 increased by 72.1% or $6,952,000 from $9,647,000 in 2000 to $16,599,000 in 2001. Prepackaged medication revenue increased by 47.7% or $4,062,000 from $8,501,000 in the first quarter of 2000 to $12,563,000 in the first quarter of 2001. Software and related service revenue for the three months ended March 31, 2001 increased by 252.1% or $2,890,000 from $1,146,000 in 2000 to $4,036,000 in 2001.

   The increase in prepackaged medication revenue reflects an increase in the number of sites dispensing our prepackaged medications and an increase in the dispensing percentage of brand drugs, which have a higher average selling price than their generic counterparts, as well as general price inflation. The increase in software and related services revenue reflects revenue from the sale of our dictation and document management, content and clinical workflow, and patient education products resulting from the Masterchart, Medifor and Channelhealth acquisitions, as well as higher revenue from our TouchScript and physician education products.

   Cost of revenue for the three months ended March 31, 2001 increased by 105.2% or $7,991,000 from $7,597,000 in 2000 to $15,588,000 in 2001 due to increased revenue from the sale of prepackaged medications, increased amortization expense of acquired software, increased depreciation expense due to the increased number of TouchScript system installations and increased cost of implementation, training, and support for all of our software. For the three months ended March 31, 2001, cost of revenue as a percentage of total revenue increased to 93.9% from 78.7% in the prior year period principally due to increased amortization expense of acquired software, increased depreciation expense due to the increased number of TouchScript system installations, a greater percentage of medication revenue coming from higher cost brand products and general price inflation of medications. This percentage increase was partially offset by a greater percentage of revenue coming from sales of higher margin software and related services.

   Selling, general and administrative expenses for the three months ended March 31, 2001 increased by 66.7% or $5,962,000 from $8,945,000 in 2000 to $14,907,000 in 2001 due primarily to operating expenses related to Channelhealth, which was acquired in January 2001, additional spending for sales and sales support personnel and related expenses incurred to sell, implement and support TouchScript installations and our physician education product, additional spending for TouchScript and Internet product development personnel and related support expenses and operating expenses related to MasterChart and Medifor, which were acquired during May 2000. Selling, general and administrative expenses as a percentage of total revenue decreased to 89.8% for the three months ended March 31, 2001 from 92.7% of total revenue in the prior year period.

   Amortization of intangibles for the three months ended March 31, 2001 increased $17,214,000 from $574,000 in 2000 to $17,788,000 in 2001. The increase in amortization relates to the amortization of goodwill and other intangibles recorded in acquisitions completed in May 2000 and in January 2001.

   Write-off of acquired in-process research and development of $3,000,000 for the three months ended March 31, 2001 relates to the Channelhealth acquisition completed in January 2001.

   Interest income for the three months ended March 31, 2001 was $1,779,000 as compared to $1,209,000 for the prior year period. The increase relates to interest earned on the investment of net proceeds from our public offering in March 2000.

   Other operating income for the three months ended March 31, 2001 of $135,000 results from realized gains on marketable securities.

   We have recorded a benefit for income taxes during the three months ended March 31, 2001 of $2,099,000 as it relates to the amortization of non-goodwill intangibles. No other provision or tax benefit for income taxes was computed because we currently anticipate the annual income taxes due will be minimal or zero, and we have fully reserved all of our deferred tax assets.


 Liquidity and Capital Resources

   At March 31, 2001, our principal sources of liquidity consisted of $49,964,000 of cash and cash equivalents and $50,886,000 of marketable securities. We issued securities for net cash proceeds totaling $102,709,000 in 1999 and $99,766,000 in 2000. We have used these capital resources to fund operating losses, working capital, capital expenditures, acquisitions and retirement of debt. At March 31, 2001, we had an accumulated deficit of $150,176,000.

     Net cash used in operating activities was $11,676,000 for the three months ended March 31, 2001. Cash used in operating activities resulted from a loss from operations of $30,801,000 and depreciation and amortization of $21,217,000 primarily related to amortization expenses as a result of recent acquisitions. A non-cash charge of $3,000,000 was recorded due to the write-off of in-process research and development costs related to the Channelhealth acquisition. Deferred taxes decreased by $2,099,000 due to a tax benefit recorded as it related to the amortization of non-goodwill intangibles from acquisitions. Inventories increased by $2,033,000 in the three months ended March 31, 2001 primarily due to advance purchases of certain medications and computer equipment where shortages were expected. Prepaid expenses and other current assets decreased by $1,070,000 in the quarter ended March 31, primarily due to certain expenses related to the Channelhealth acquisition being reclassified to goodwill as part of purchase accounting. Accrued expenses and deferred revenue decreased by $601,000 in the three months ended March 31, 2001, primarily due to payment of acquisition related expenses. Accrued compensation decreased $2,157,000 in the three months ended March 31, 2001, primarily due to year end commission and incentive compensation accrued at December 31, 2000 and paid in the first quarter of 2001.

   Net cash used in investing activities was $14,882,000 for the three months ended March 31, 2001. Cash used in investing activities resulted primarily from net purchases of marketable securities of $7,264,000, offset by net cash used for acquisitions of $5,076,000. In addition, capital expenditures were $2,542,000 for the three months ended March 31, 2001 as a result of expenditures for TouchScript computer systems and capital outlays to support the future growth of our business. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

   Net cash provided by financing activities was $9,000 for the three months ended March 31, 2001 as a result of proceeds from the exercise of common stock options.

   We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet the anticipated cash needs of our current business for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

 Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133, as amended, establishes methods of accounting for derivative financial statements and hedging activities related to those instruments as well as other hedging activities, and became effective in the first quarter of 2001. We currently do not invest in derivative investments nor do we engage in hedging activities. Our adoption of FAS No. 133 during the first quarter of 2001 does not have a material effect on our financial position or results of operations.

 Safe Harbor For Forward-Looking Statements

   This report and statements we or our representatives make contain forward-looking statements that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

   Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed in this report. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, our actual results may be materially different from the results we express in our forward-looking statements.

   For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2001, we did not own any derivative financial instruments but we were exposed to market risks, primarily changes in U.S. interest rates. As of March 31, 2001, we had cash, cash equivalents and marketable securities in financial instruments of $100,850,000. Maturities range from less than one month to approximately 12 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,009,000

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - See Index to Exhibits.

         (b) Reports on Form 8-K.

             Allscripts filed a report on Form 8-K dated January 12, 2001 in connection with the announcement of its acquisition of Channelhealth Incorporated from IDX Systems Corporation.

             Allscripts filed a Form 8-K dated February 22, 2001 in connection with the announcement of the resignation of Pamela Pure, the Vice President and Chief Operating Officer of its wholly owned subsidiary, Channelhealth Incorporated.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 2001             ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
                                (Registrant)

                              By:  /s/ David B. Mullen
                                   -------------------
                                   David B. Mullen
                                   President and Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                               Index to Exhibits


Exhibit
Number     Description                                                References
---------  -----------                                                ----------
2.2        Agreement and Plan of Merger, dated as of March            Incorporated herein by reference from the
           13, 2000, among Allscripts, Inc., MC Acquisition           Allscripts, Inc. Current Report on Form 8-K
           Corp., MasterChart, Inc. and certain shareholders          filed on May 24, 2000, as amended on July 24,
           of MasterChart, Inc., together with a list of              2000 and July 25, 2000
           exhibits and schedules thereto. Such exhibits and
           schedules are not filed, but the Registrant
           undertakes to furnish a copy of any such exhibit
           or schedule to the Securities and Exchange
           Commission upon request.

2.3        Amendment No. 1 to Agreement and Plan of Merger,           Incorporated herein by reference from the
           dated as of May 9, 2000, by and among Allscripts           Allscripts, Inc. Current Report on Form 8-K
           Inc., MC Acquisition Corp., MasterChart, Inc. and          filed on May 24, 2000, as amended on July 24,
           certain shareholders of MasterChart, Inc.                  2000 and July 25, 2000

2.4        Agreement and Plan of Merger, dated as of April            Incorporated herein by reference from the
           12, 2000, among Allscripts, Inc., WebDoc                   Allscripts, Inc. Current Report on Form 8-K
           Acquisition Corp., Medifor, Inc. and certain               filed on May 31, 2000, as amended on July 25,
           shareholders of Medifor, Inc., together with a             2000
           list of exhibits and schedules thereto. Such
           exhibits and schedules are not filed, but the
           Registrant undertakes to furnish a copy of any
           such exhibit or schedule to the Securities and
           Exchange Commission upon request.

2.5        Agreement and Plan of Merger, dated as of July             Incorporated herein by reference from the
           13, 2000, by and among Allscripts Holding, Inc.,           Allscripts, Inc. Current Report on Form 8-K
           Allscripts, Inc., Bursar Acquisition, Inc.,                filed on July 27, 2000
           Bursar Acquisition No. 2, Inc., IDX Systems
           Corporation and Channelhealth Incorporated.

2.6        First Amendment to Agreement and Plan of Merger,           Incorporated herein by reference from the
           entered into as of November 29, 2000, by and               Allscripts Healthcare Solutions, Inc.
           among Allscripts Holding, Inc., Allscripts, Inc.,          Registration Statement on Form S-4 as part of
           Bursar Acquisition, Inc., Bursar Acquisition No.           Amendment No. 1 filed on December 7, 2000 (SEC
           2, Inc., IDX Systems Corporation and                       file no. 333-49568)
           Channelhealth Incorporated.

10.1       Stock Rights and Restrictions Agreement by and             Incorporated herein by reference from the
           between Allscripts Healthcare Solutions, Inc. and          Allscripts Healthcare Solutions, Inc. Annual
           IDX Systems Corporation dated as of January 8,             Report on Form 10-K for the year ended December
           2001.                                                      31, 2000

10.2       Strategic Alliance Agreement by and between                Incorporated herein by reference from the
           Allscripts Healthcare Solutions, Inc. and IDX              Allscripts Healthcare Solutions, Inc. Annual
           Systems Corporation dated as of January 8, 2001.           Report on Form 10-K for the year ended December
                                                                      31, 2000

10.3       Amended and Restated Cross License and Software            Incorporated herein by reference from the
           Maintenance Agreement by and between IDX Systems           Allscripts Healthcare Solutions, Inc. Annual
           Corporation and Channelhealth Incorporated dated           Report on Form 10-K for the year ended December
           as of January 8, 2001                                      31, 2000