Form 10-Q
period 2001-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2001-08-14
CIK 1124804

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission file number 000-32085

                               -----------------

                     ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                         36-4392754
     (State or other                                  (I.R.S. Employer
     jurisdiction of                               Identification Number)
    incorporation or
      organization)

                              2401 Commerce Drive
                         Libertyville, Illinois 60048
                   (Address of principal executive offices)

                               -----------------

                                (847) 680-3515
             (Registrant's telephone number, including area code)

                               -----------------

   Indicate by check ( X ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

   As of July 31, 2001, there were 38,006,531 shares of the Registrant's $0.01 par value common stock outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                     ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets at June 30, 2001 and December 31, 2000..............................   1

   Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000.   2

   Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000...........   3

   Notes to Consolidated Financial Statements......................................................   4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................  14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................  15

Item 2. Changes in Securities......................................................................  15

Item 4. Submission of Matters to a Vote of Security Holders........................................  15

Item 6. Exhibits and Reports on Form 8-K...........................................................  15

SIGNATURES.........................................................................................  16

                               -----------------

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

            ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share amounts)

                                                                                      June 30,   December 31,
                                                                                        2001         2000
                                                                                     ----------- ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents........................................................  $  45,919   $  76,513
   Marketable securities............................................................      5,975      20,663
   Accounts receivable, net of allowances of $4,570 at June 30, 2001 and $4,384 at
     December 31, 2000..............................................................     18,137      13,850
   Other receivables................................................................      1,622       1,291
   Inventories, net.................................................................      6,513       5,290
   Prepaid expenses.................................................................      1,619       1,364
   Other current assets.............................................................         32         360
                                                                                      ---------   ---------
       Total current assets.........................................................     79,817     119,331
Long-term marketable securities.....................................................     40,610      22,661
Fixed assets, net...................................................................     12,182      11,792
Intangible assets, net..............................................................    381,192     149,690
Other assets........................................................................      1,884       1,946
                                                                                      ---------   ---------
       Total assets.................................................................  $ 515,685   $ 305,420
                                                                                      =========   =========
LIABILITIES
Current liabilities:
   Accounts payable.................................................................  $   6,170   $   7,269
   Accrued expenses.................................................................      2,517       2,546
   Accrued compensation.............................................................      1,148       2,525
   Deferred revenue.................................................................      2,440       1,877
                                                                                      ---------   ---------
       Total current liabilities....................................................     12,275      14,217
Deferred taxes......................................................................     44,170          --
Other non-current liabilities.......................................................        496         228
                                                                                      ---------   ---------
       Total liabilities............................................................     56,941      14,445
                                                                                      ---------   ---------
STOCKHOLDERS' EQUITY
Preferred stock:
   Undesignated, $0.01 par value, 1,000,000 shares authorized, no shares issued and
     outstanding at June 30, 2001 and December 31, 2000.............................         --          --
Common stock:
   $0.01 par value, 150,000,000 shares authorized, 38,031,832 shares issued,
     37,997,367 shares outstanding at June 30, 2001; 29,138,619 shares issued,
     29,104,154 shares outstanding at December 31, 2000.............................        380         291
   0 and 278,646 shares to be issued pursuant to business combinations as of June
     30, 2001 and December 31, 2000, respectively...................................         --           3
Additional paid-in capital..........................................................    636,948     411,081
Unearned compensation...............................................................       (850)     (1,097)
Treasury stock at cost: 34,465 common shares at June 30, 2001 and December 31,
  2000..............................................................................        (68)        (68)
Accumulated deficit.................................................................   (177,903)   (119,375)
Accumulated other comprehensive income..............................................        237         140
                                                                                      ---------   ---------
       Total stockholders' equity...................................................    458,744     290,975
                                                                                      ---------   ---------
       Total liabilities and stockholders' equity...................................  $ 515,685   $ 305,420
                                                                                      =========   =========

     See the accompanying notes to the consolidated financial statements.

            ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                            Three Months Ended   Six Months Ended
                                                                 June 30,            June 30,
                                                            ------------------  ------------------
                                                              2001      2000      2001      2000
                                                            --------  --------  --------  --------
                                                                (Unaudited)         (Unaudited)
Revenues:
   Prepackaged medications................................. $ 12,719  $  9,253  $ 25,282  $ 17,754
   Software and related services...........................    6,400     2,863    10,436     4,009
                                                            --------  --------  --------  --------
       Total revenues......................................   19,119    12,116    35,718    21,763
Cost of revenue:
   Prepackaged medications.................................   10,405     7,832    20,718    14,462
   Software and related services...........................    6,409     1,660    11,684     2,627
                                                            --------  --------  --------  --------
       Total cost of revenue...............................   16,814     9,492    32,402    17,089
Gross profit...............................................    2,305     2,624     3,316     4,674
Selling, general and administrative expenses...............   15,176    10,748    30,083    19,693
Amortization of intangibles................................   18,628     5,443    36,416     6,017
Write-off of acquired in-process research and development..       --    13,729     3,000    13,729
                                                            --------  --------  --------  --------
       Loss from operations................................  (31,499)  (27,296)  (66,183)  (34,765)
Interest income............................................    1,335     2,295     3,114     3,505
Interest expense...........................................      (68)      (23)     (198)      (50)
Other income...............................................      255        --       391        --
                                                            --------  --------  --------  --------
       Loss from continuing operations before taxes .......  (29,977)  (25,024)  (62,876)  (31,310)
Income tax benefit.........................................    2,249        --     4,348        --
                                                            --------  --------  --------  --------
       Loss from continuing operations.....................  (27,728)  (25,024)  (58,528)  (31,310)
Income from discontinued operations........................       --        --        --        83
Gain from sale of discontinued operations..................       --       193        --     4,353
                                                            --------  --------  --------  --------
       Net loss............................................ $(27,728) $(24,831) $(58,528) $(26,874)
                                                            ========  ========  ========  ========

Per share data-basic and diluted:
   Loss from continuing operations......................... $  (0.73) $  (0.90) $  (1.55) $  (1.19)
   Income from discontinued operations.....................       --        --        --      0.00
   Gain from sale of discontinued operations...............       --      0.01        --      0.17
                                                            --------  --------  --------  --------
   Net loss................................................ $  (0.73) $  (0.89) $  (1.55) $  (1.02)
                                                            ========  ========  ========  ========
Weighted average shares of common stock outstanding used in
  computing per share data-basic and diluted...............   37,993    27,931    37,659    26,432
                                                            ========  ========  ========  ========

     See the accompanying notes to the consolidated financial statements.

            ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                         ------------------
                                                                                           2001      2000
                                                                                         --------  --------
                                                                                             (Unaudited)
Cash flows from operating activities:
   Net loss............................................................................. $(58,528) $(26,874)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization....................................................   43,568     7,210
       Gain on sale of discontinued operations..........................................       --    (4,353)
       Expense from issuance of equity instruments to non-employees.....................       --       742
       Write off of acquired in-process research and development........................    3,000    13,729
       Non-cash compensation expense....................................................      247       282
       Deferred taxes...................................................................   (4,348)       --
       Provision for doubtful accounts..................................................      153       314
       Realized gain on investments.....................................................     (164)       --
       Changes in operating assets and liabilities, net of effects of acquisitions:
          (Increase) in accounts receivable.............................................   (3,631)   (3,308)
          (Increase) decrease in other receivables......................................    3,797      (796)
          (Increase) in inventories.....................................................   (1,041)     (570)
          (Increase) decrease in prepaid expenses and other assets......................      769      (935)
          (Decrease) increase in accounts payable.......................................   (1,099)    1,203
          (Decrease) increase in accrued compensation...................................   (1,582)    1,753
          Increase in accrued expenses and deferred revenue.............................      (44)      616
          (Decrease) in other non-current liabilities...................................      (50)       --
                                                                                         --------  --------
              Net cash used in operating activities.....................................  (18,953)  (10,987)
                                                                                         --------  --------
Cash flows from investing activities:
   Capital expenditures.................................................................   (3,392)   (4,238)
   Purchase of marketable securities....................................................  (28,186)  (53,699)
   Maturities of marketable securities..................................................   25,251    12,924
   Proceeds from sale of discontinued operations........................................       --     4,353
   Cash (used for) acquisitions, net of acquired cash...................................   (5,337)  (12,674)
   Purchase of investment...............................................................       --    (1,000)
                                                                                         --------  --------
              Net cash used in investing activities.....................................  (11,664)  (54,334)
                                                                                         --------  --------
Cash flows from financing activities:
   Proceeds from exercise of common stock options.......................................       23       570
   Proceeds from public offering, net...................................................       --    99,743
   Proceeds from issuance of common stock...............................................       --    10,000
   Payments under line of credit........................................................       --    (2,251)
   Payments of notes payable............................................................       --       (59)
                                                                                         --------  --------
              Net cash provided by financing activities.................................       23   108,003
                                                                                         --------  --------
Net increase (decrease) in cash and cash equivalents....................................  (30,594)   42,682
Cash and cash equivalents, beginning of period..........................................   76,513    40,561
                                                                                         --------  --------
Cash and cash equivalents, end of period................................................ $ 45,919  $ 83,243
                                                                                         ========  ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest............................................. $     76  $     --
Supplemental disclosure of non-cash investing and financing activities:
   Issuance of common stock and options in acquisitions................................. $226,000  $169,000

     See the accompanying notes to the consolidated financial statements.

            ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Discontinued Operations

   In March 1999, Allscripts sold substantially all of the assets, excluding cash and accounts receivable, of its pharmacy benefit management business. The operating results of the pharmacy benefit management business have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Income from discontinued operations was $0 and $83,000 for the six months ended June 30, 2001 and 2000, respectively. In the first half of 2001 and 2000, Allscripts recognized a gain on the sale of this business of $0 and $4,353,000, respectively, which has also been reported as a separate line item on the Consolidated Statements of Operations under the caption "Gain from sale of discontinued operations." The gain in the first half of 2000 represents contingent consideration related to the sale.

Revenue recognition

   As a result of the Channelhealth Incorporated ("Channelhealth") acquisition in January 2001, Allscripts has begun to enter into contracts in which Allscripts' services are essential to the functionality of the other elements of the contract. For these contracts, revenue is recognized using the percentage-of-completion method as services are performed or output milestones are reached, as Allscripts delivers, configures and installs the software. The percentage complete is measured by either the percentage of labor hours incurred to date in relation to estimated total labor hours or consideration of achievement of certain output milestones, depending on the specific nature of each contract. Revenue from maintenance service is recognized ratably over the term of the service contract. Maintenance fees billed in advance of providing the related service are included in deferred revenue. Changes in job performance, job conditions and estimated profitability may result in revisions to revenue and are recognized in the period in which they are determined. As of June 30, 2001, there was $284,000 of revenue earned on contracts in progress in excess of billings and $538,000 of billings in excess of revenue earned on contracts in progress.

Derivative Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes methods of accounting for derivative financial statements and hedging activities related to those instruments as well as other hedging activities and became effective in the first quarter of 2001. We currently do not invest in derivative investments nor do we engage in hedging activities. Our adoption of SFAS No. 133 in the first quarter of 2001 did not have a material effect on our financial position or results of operations.

Reclassifications

   Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2. Comprehensive Income (loss)

   Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2000 consisted of the following (in thousands):

                                                                    Three Months Ended   Six Months Ended
                                                                         June 30,            June 30,
                                                                    ------------------  ------------------
                                                                      2001      2000      2001      2000
                                                                    --------  --------  --------  --------
Net loss........................................................... $(27,728) $(24,831) $(58,528) $(26,874)
                                                                    --------  --------  --------  --------
Other comprehensive income (loss)
 Unrealized gain (loss) on marketable securities arising during the
   period net of taxes.............................................       16        --       197        --
 Less reclassification adjustment for gains included in income, net
   of taxes........................................................      (18)       --      (100)       --
                                                                    --------  --------  --------  --------
Other comprehensive income (loss)..................................       (2)       --        97        --
                                                                    --------  --------  --------  --------
Comprehensive loss................................................. $(27,730) $(24,831) $(58,431) $(26,874)
                                                                    ========  ========  ========  ========

3. Business Combinations

   On January 8, 2001, Allscripts acquired Channelhealth in exchange for 8,592,996 shares of common stock with a fair value of approximately $218,400,000 and the issuance of approximately 493,000 common stock options in replacement of Channelhealth common stock options with a fair value of approximately $7,600,000. Transaction costs incurred were approximately $5,000,000. A deferred tax liability of $48,300,000, based on the tax effects of non-goodwill intangibles related to the acquisition, has been recorded. Allscripts will pay additional stock-based consideration if certain revenue targets are achieved during 2002, which may result in the recording of additional purchase price. The business combination was accounted for using the purchase method of accounting and Channelhealth's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $3,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged to operations during the three months ended March 31, 2001. Allscripts recorded approximately $5,000,000 of net tangible assets in connection with the acquisition. In addition, approximately $27,000,000 of the purchase price was allocated to acquired software and is currently being amortized on a straight-line basis over five years, the software's estimated useful life. Approximately $91,000,000 of the purchase price was allocated to a strategic alliance agreement and is currently being amortized on a straight-line basis over the term of the agreement, which is ten years. Approximately $153,300,000 of the purchase price was allocated to tradenames, goodwill, and assembled workforce and is currently being amortized on a straight-line basis over five years. Goodwill represents the excess of the purchase price over the fair market value of the net tangible assets acquired. Upon adoption by Allscripts of SFAS 142, Goodwill and Other Intangible Assets, these amounts will no longer be amortized but instead will be subject to write-off or write-down based upon the results of impairment tests that will be conducted by Allscripts with respect to these intangible assets no less frequently than annually. Allscripts is required to adopt SFAS 142 effective January 1, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recently Issued Accounting Pronouncements."

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

   The following unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 assume the Channelhealth acquisition had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma financial statements have been prepared for comparative purposes only and do not purport to be indicative of what Allscripts' operating results would have been had the acquisitions actually taken place at the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated operating results.

   The pro forma information below excludes the impact of non-recurring charges related to an immediate expensing of acquired in-process research and development. The pro forma weighted average shares include 8,592,996 shares issued as consideration for the Channelhealth acquisition as if they had been issued as of January 1 of each period presented.

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2001       2000
                                                            --------   --------
                                                                 (Unaudited)
                                                            (In thousands, excep
                                                             per share amounts)
Revenue.................................................... $ 35,718   $ 22,578
Loss from continuing operations............................ $(60,221)  $(55,843)
Net loss................................................... $(60,221)  $(51,407)
Per share data--basic and diluted:
   Loss from continuing operations......................... $  (1.59)  $  (1.59)
   Net loss................................................ $  (1.59)  $  (1.47)
Weighted average shares of common stock outstanding used in
  computing basic and diluted loss per share...............   37,987     35,025

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

   In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented. Antidilutive potential common stock excluded from the diluted earnings per share computation consisted of 6,502,935 and 2,530,965 options and 7,737 and 29,467 warrants at June 30, 2001 and 2000, respectively.

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

   Between October and December 2000, four complaints were filed in the United States District Court for the Northern District of Illinois against Allscripts and its President and Chief Financial Officer, David B. Mullen. These complaints, which purported to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act on behalf of a purported class of persons who purchased Allscripts' stock, were deemed related and consolidated for all purposes before Judge Charles Kocoras, before whom the first filed case was pending. The consolidated action was entitled In re Allscripts, Inc. Securities Litigation, No. 00C6796 (N.D. Ill.) and included all consolidated cases:
Bredeson v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6796 (N.D. Ill., filed on October 31, 2000), Karmazin v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6864 (N.D. Ill., filed on November 2, 2000), Mohr v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6922 (N.D. Ill., filed on November 6,
2000), Nadav v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-8126 (N.D. Ill., filed on December 26, 2000).

   In January 2001, Lead Plaintiff and Lead Counsel were appointed in the consolidated case, and on March 12, 2001, plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named as defendants Allscripts, David B. Mullen, Glen E. Tullman, Allscripts' Chairman of the Board and Chief Executive Officer, J. Peter Geerlofs, Allscripts' Chief Medical Officer, and Philip J. Langley, formerly Allscripts' Senior Vice President of Business Development/Field Services. The Amended Complaint purported to have been brought on behalf of a class of all persons who purchased the common stock of Allscripts between March 6, 2000 and February 27, 2001, and asserted claims under Section 10(b) and 20(a) of the Securities Exchange Act based on Allscripts' restatement of its financial results for the second quarter of 2000 and based on allegations relating to, inter alia, the prospects for the TouchScript product.

   Allscripts moved to dismiss the Amended Complaint, and on June 28, 2001, Allscripts' motion was granted. On June 29, 2001 the Court entered judgment in favor of all defendants, dismissing the case with prejudice. Plaintiffs did not appeal the district court's dismissal of the case, rendering the district court's judgment final in all respects.

   In addition, Allscripts is from time to time subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Allscripts' consolidated financial condition, results of operations or cash flows.

6. Subsequent Events

   In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization and reduce operating costs. As part of this restructuring effort, Allscripts reviewed certain business sectors and organizational relationships. This initiative was undertaken in light of recent acquisitions and the commitment to focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. As a result of this reduction, Allscripts anticipates that it will take a restructuring related charge expected to be in the range of $3,000,000 to $5,000,000 in its fiscal third quarter ending September 30, 2001. Allscripts anticipates finalizing this plan and obtaining any necessary board of directors' approval by the end of its third quarter ending September 30, 2001. Management expects to fully implement this plan within a six to nine month period thereafter.

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

   In addition to medication management, we believe that there are other aspects of the physician's daily workflow that can be effectively addressed through technology-focused solutions. We have enhanced and intend to continue to enhance our current offerings by integrating new products and services that address these needs. In furtherance of this strategy, in May 2000, we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of electronic patient education. In connection with these acquisitions, we recorded goodwill and other intangible assets of approximately $160,800,000, $4,600,000 of which is currently being amortized over two years, and the balance of which is currently being amortized over five years. In 2000, we completed another acquisition that resulted in additional goodwill of approximately $10,800,000, which is currently being amortized over two years.

   In addition, on January 8, 2001, we acquired Channelhealth Incorporated, a software developer providing modular software for physicians to access medical information and manage clinical workflow. We recorded goodwill and intangible assets of approximately $271,300,000, approximately $91,000,000 of which is currently being amortized over ten years, and the balance of which is currently being amortized over five years. Additional stock-based consideration will be paid to the sellers of Channelhealth if certain revenue targets are achieved during 2002. Those revenue targets, if achieved, will result in the recording of additional purchase price at the time that the targets are met. We also anticipate that additional cash will be required to fund the ongoing operations of Channelhealth.

   Upon our adoption of SFAS 142, these acquired intangible assets will no longer be amortized but instead will be subject to write-off or write-down based upon the results of impairment tests that we will conduct with respect to these intangible assets no less frequently than annually. We are required to adopt SFAS 142 effective January 1, 2002. See "--Recently Issued Accounting Pronouncements."

   We currently derive our revenue from the sale of prepackaged medications and software and related services. Software and related services include revenue from software licenses, computer hardware, electronic information, education products, and related services.

   Our shift in focus to physicians who desire technology-based clinical and productivity solutions is reflected in the composition of our revenue, as depicted in the following table (in thousands):

                                                     Quarter Ended
                                -------------------------------------------------------
                                       2001                        2000
                                ------------------ ------------------------------------
                                March 31, June 30, March 31, June 30 Sept. 30, Dec. 31,
                                --------- -------- --------- ------- --------- --------
Prepackaged medications .......  $12,563  $12,719   $8,501   $ 9,253  $11,146  $12,667
Software and related services .    4,036    6,400    1,146     2,863    3,692    5,715
                                 -------  -------   ------   -------  -------  -------
       Total revenue. .........  $16,599  $19,119   $9,647   $12,116  $14,838  $18,382
                                 =======  =======   ======   =======  =======  =======

   Software and related services revenue for the fourth quarter of 2000 includes $1,500,000 for services provided to IMS Health Incorporated.

  Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Total revenue for the three months ended June 30, 2001 increased by 57.8% or $7,003,000 from $12,116,000 in 2000 to $19,119,000 in 2001. Prepackaged medication revenue increased by 37.5% or $3,466,000 from $9,253,000 in the second quarter of 2000 to $12,719,000 in the second quarter of 2001. Software and related service revenue for the three months ended June 30, 2001 increased by 123.5% or $3,537,000 from $2,863,000 in 2000 to $6,400,000 in 2001.

   The increase in prepackaged medication revenue reflects an increase in the volume of prepackaged medications sold and an increase in the dispensing of drugs with higher average selling prices, as well as general price inflation. The increase in software and related services revenue reflects revenue from the sale of our content and clinical workflow, physician education, and dictation and document management products resulting primarily from the Masterchart and Channelhealth acquisitions, as well as higher revenue from our TouchScript and patient education products.

   Cost of revenue for the three months ended June 30, 2001 increased by 77.1% or $7,322,000 from $9,492,000 in 2000 to $16,814,000 in 2001 due to increased revenue from the sale of prepackaged medications, increased amortization expense of acquired software, increased cost of implementation, training, and support for all of our software and related services and increased depreciation expense due to the increased number of

TouchScript system installations. For the three months ended June 30, 2001, cost of revenue as a percentage of total revenue increased to 87.9% from 78.3% in the prior year period principally due to increased amortization expense of acquired software and increased depreciation expense due to the increased number of TouchScript system installations, partially offset by a greater percentage of medication revenue coming from higher margin generic medications and a greater percentage of revenue coming from sales of higher margin software and related services.

   Selling, general and administrative expenses for the three months ended June 30, 2001 increased by 41.2% or $4,428,000 from $10,748,000 in 2000 to
$15,176,000 in 2001 due primarily to incremental selling and administrative expenses related to Channelhealth, which was acquired in January 2001, additional operating expenses related to Medifor and Masterchart, which were acquired during May 2000, and additional spending for other general and administrative expenses required to support increased revenue levels. Selling, general and administrative expenses as a percentage of total revenue decreased to 79.4% for the three months ended June 30, 2001 from 88.7% of total revenue in the prior year period.

   Amortization of intangibles for the three months ended June 30, 2001 increased $13,185,000 from $5,443,000 in 2000 to $18,628,000 in 2001. The increase in amortization relates to the amortization of goodwill and other intangibles recorded from acquisitions completed in May 2000 and in January 2001.

   Write-off of acquired in-process research and development of $13,729,000 for the three months ended June 30, 2000 relates to the Medifor and Masterchart acquisitions completed in May 2000.

   Net interest income for the three months ended June 30, 2001 was $1,267,000 as compared to $2,272,000 for the prior year period. The decrease relates to the use of funds from our public offering in March 2000 for operations, capital expenditures, and acquisitions.

   Other income for the three months ended June 30, 2001 of $255,000 results primarily from a reduction in the estimated accrual necessary for unredeemed rebate obligations and realized gains on marketable securities.

   We have recorded a benefit for income taxes during the three months ended June 30, 2001 of $2,249,000 related to the amortization of non-goodwill intangibles. No other provision or tax benefit for income taxes was computed because we currently anticipate that annual income taxes due will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

  Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Total revenue for the six months ended June 30, 2001 increased by 64.1% or $13,955,000 from $21,763,000 in 2000 to $35,718,000 in 2001. Prepackaged medication revenue increased by 42.4% or $7,528,000 from $17,754,000 in the first half of 2000 to $25,282,000 in the first half of 2001. Software and related service revenue for the six months ended June 30, 2001 increased by 160.3% or $6,427,000 from $4,009,000 in 2000 to $10,436,000 in 2001.

   The increase in prepackaged medication revenue reflects an increase in the volume of prepackaged medications sold and an increase in the dispensing of drugs with higher average selling prices, as well as general price inflation. The increase in software and related services revenue reflects revenue from the sale of our content and clinical workflow, dictation and document management, and physician education products resulting primarily from the Masterchart and Channelhealth acquisitions, as well as higher revenue from our TouchScript and patient education products.

   Cost of revenue for the six months ended June 30, 2001 increased by 89.6% or $15,313,000 from $17,089,000 in 2000 to $32,402,000 in 2001 due to increased revenue from the sale of prepackaged medications, increased amortization expense of acquired software, increased cost of implementation, training, and support for all of our software and related services and increased depreciation expense due to the increased number of TouchScript system installations. For the six months ended June 30, 2001, cost of revenue as a percentage of total revenue increased to 90.7% from 78.5% in the prior year period principally due to increased amortization expense of acquired software and increased depreciation expense due to the increased number of TouchScript system installations, partially offset by a greater percentage of medication revenue coming from higher margin generic medications and by a greater percentage of revenue coming from sales of higher margin software and related services.

   Selling, general and administrative expenses for the six months ended June 30, 2001 increased by 52.8% or $10,390,000 from $19,693,000 in 2000 to
$30,083,000 in 2001 due primarily to incremental selling and administrative expenses related to Channelhealth, which was acquired in January 2001, additional operating expenses related to MasterChart and Medifor, which were acquired during May 2000, and additional spending for other general and administrative expenses to support increased revenue levels. Selling, general and administrative expenses as a percentage of total revenue decreased to 84.2% for the six months ended June 30, 2001 from 90.5% of total revenue in the prior year period.

   Amortization of intangibles for the six months ended June 30, 2001 increased $30,399,000 from $6,017,000 in 2000 to $36,416,000 in 2001. The increase in amortization relates to the amortization of goodwill and other intangibles recorded from acquisitions completed in May 2000 and in January 2001.

   Write-off of acquired in-process research and development of $3,000,000 for the six months ended June 30, 2001 relates to the Channelhealth acquisition completed in January 2001. For the six months ended June 30, 2000, we recorded an expense for an immediate write-off of acquired in-process research and development related to the Medifor and Masterchart acquisitions in the amount of $13,729,000.

   Net interest income for the six months ended June 30, 2001 was $2,916,000 as compared to $3,455,000 for the prior year period. The decrease relates to the use of funds from our public offering in March 2000 for operations, capital expenditures, and acquisitions.

   Other income for the six months ended June 30, 2001 of $391,000 results primarily from a reduction in the estimated accrual necessary for unredeemed rebate obligations and realized gains on marketable securities.

   We have recorded a benefit for income taxes during the six months ended June 30, 2001 of $4,348,000 as it relates to the amortization of non-goodwill intangibles. No other provision or tax benefit for income taxes was computed because we currently anticipate the annual income taxes due will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

  Liquidity and Capital Resources

   At June 30, 2001, our principal sources of liquidity consisted of $45,919,000 of cash and cash equivalents and $46,585,000 of marketable securities. We issued securities for net cash proceeds totaling $99,743,000 in 2000. We have used these capital resources to fund operating losses, working capital needs, capital expenditures, acquisitions and retirement of debt. At June 30, 2001, we had an accumulated deficit of $177,903,000.

   Net cash used in operating activities was $18,953,000 for the six months ended June 30, 2001. Cash used in operating activities resulted primarily from a loss from operations of $58,528,000, partially offset by depreciation and amortization of $43,568,000 primarily related to amortization expenses as a result of recent acquisitions. A non-cash charge of $3,000,000 was recorded due to the write-off of in-process research and development costs related to the Channelhealth acquisition. Deferred taxes decreased by $4,348,000 due to a tax benefit recorded as it related to the amortization of non-goodwill intangibles from acquisitions. Accounts receivable increased by $3,631,000 in the six months ended June 30, 2001, primarily due to increased sales volume during the quarter ended June 30, 2001. Other receivables decreased by $3,797,000 primarily due to a contract termination payment. Inventories increased by $1,041,000 in the six months ended June 30, 2001 primarily due to advance purchases of certain medications and computer equipment where shortages were expected. Accounts payable decreased by $1,099,000 in the six months ended June 30, 2001 primarily due to reduced capital expenditures during the quarter ended June 30, 2001. Accrued compensation decreased $1,582,000 in the six months ended June 30, 2001, primarily due to year-end commission and incentive compensation accrued at December 31, 2000 and paid in the first quarter of 2001.

   Net cash used in investing activities was $11,664,000 for the six months ended June 30, 2001. Cash used in investing activities resulted primarily from net purchases of marketable securities of $2,935,000, offset by net cash used for acquisitions of $5,337,000. In addition, capital expenditures were $3,392,000 for the six months ended June 30, 2001 as a result of expenditures for TouchScript computer systems and capital outlays to support the future growth of our business. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

   Net cash provided by financing activities was $23,000 for the six months ended June 30, 2001 as a result of proceeds from the exercise of common stock options.

   We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet the anticipated cash needs of our current business for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

  Recently Issued Accounting Pronouncements

   In July 2001, The Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

   We are required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

   Upon adoption of Statement 142, Statement 141 will require that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible assets for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill (determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141) to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. We will recognize any transitional impairment loss as the cumulative effect of a change in accounting principle in our statement of earnings.

   As of the date of adoption, we expect to have unamortized goodwill of approximately $213,000,000 and unamortized identifiable intangible assets of approximately $127,000,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $29,000,000 and $20,400,000 for the six months ended June 30, 2001 and the twelve months ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

  Safe Harbor For Forward-Looking Statements

   This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements," and statements we or our representatives make may contain forward-looking statements that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   As of June 30, 2001, we did not own any derivative financial instruments but we were exposed to market risks, primarily changes in U.S. interest rates. As of June 30, 2001, we had cash, cash equivalents and marketable securities in financial instruments of $92,504,000. Maturities range from less than one month to approximately 12 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2001, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $925,000.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Between October and December 2000, four complaints were filed in the United States District Court for the Northern District of Illinois against Allscripts and its President and Chief Financial Officer, David B. Mullen. These complaints, which purported to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act on behalf of a purported class of persons who purchased Allscripts' stock, were deemed related and consolidated for all purposes before Judge Charles Kocoras, before whom the first filed case was pending. The consolidated action was entitled In re Allscripts, Inc. Securities Litigation, No. 00C6796 (N.D. Ill.) and included all consolidated cases:
Bredeson v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6796 (N.D. Ill., filed on October 31, 2000), Karmazin v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6864 (N.D. Ill., filed on November 2, 2000), Mohr v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-6922 (N.D. Ill., filed on November 6,
2000), Nadav v. Allscripts, Inc. and David B. Mullen, Civ. No. 00C-8126 (N.D. Ill., filed on December 26, 2000).

   In January 2001, Lead Plaintiff and Lead Counsel were appointed in the consolidated case, and on March 12, 2001, plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named as defendants Allscripts, David B. Mullen, Glen E. Tullman, Allscripts' Chairman of the Board and Chief Executive Officer, J. Peter Geerlofs, Allscripts' Chief Medical Officer, and Philip J. Langley, formerly Allscripts' Senior Vice President of Business Development/Field Services. The Amended Complaint purported to have been brought on behalf of a class of all persons who purchased the common stock of Allscripts between March 6, 2000 and February 27, 2001, and asserted claims under Section 10(b) and 20(a) of the Securities Exchange Act based on Allscripts' restatement of its financial results for the second quarter of 2000 and based on allegations relating to, inter alia, the prospects for the TouchScript product.

   Allscripts moved to dismiss the Amended Complaint, and on June 28, 2001, Allscripts' motion was granted. On June 29, 2001 the Court entered judgment in favor of all defendants, dismissing the case with prejudice. Plaintiffs did not appeal the district court's dismissal of the case, rendering the district court's judgment final in all respects.

Item 2. Changes in Securities

   On April 30, 2001, Allscripts issued an aggregate of 819 shares of common stock upon the cashless exercise of outstanding warrants in exchange for the surrender of warrants to purchase an aggregate of 9,894 shares of common stock. Exemption from registration is claimed under Sections 3(a)(9) and 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

   At Allscripts' Annual Meeting of Stockholders held on April 30, 2001, the stockholders elected Michael J. Kluger and David B. Mullen as directors of the Company to hold office until the 2004 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal). The votes were as follows:

                       Votes for  Votes against Withheld/Abstain
                       ---------- ------------- ----------------
Election of directors:

Michael J. Kluger..... 26,137,677      --            41,293
David B. Mullen....... 25,777,895      --           401,075

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits--See Index to Exhibits.

      (b) Reports on Form 8-K--None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
                                          (Registrant)

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

Date: August 14, 2001

                               Index to Exhibits

Exhibit
Number  Description                                         References
------  -----------                                         ----------
  2.2   Agreement and Plan of Merger, dated as of March     Incorporated herein by reference from the
        13, 2000, among Allscripts, Inc., MC Acquisition    Allscripts, Inc. Current Report on Form 8-K filed
        Corp., MasterChart, Inc. and certain shareholders   on May 24, 2000, as amended on July 24, 2000
        of MasterChart, Inc., together with a list of       and July 25, 2000
        exhibits and schedules thereto. Such exhibits and
        schedules are not filed, but the Registrant
        undertakes to furnish a copy of any such exhibit or
        schedule to the Securities and Exchange
        Commission upon request.

  2.3   Amendment No. 1 to Agreement and Plan of            Incorporated herein by reference from the
        Merger, dated as of May 9, 2000, by and among       Allscripts, Inc. Current Report on Form 8-K filed
        Allscripts Inc., MC Acquisition Corp.,              on May 24, 2000, as amended on July 24, 2000
        MasterChart, Inc. and certain shareholders of       and July 25, 2000
        MasterChart, Inc.

  2.4   Agreement and Plan of Merger, dated as of April     Incorporated herein by reference from the
        12, 2000, among Allscripts, Inc., WebDoc            Allscripts, Inc. Current Report on Form 8-K filed
        Acquisition Corp., Medifor, Inc. and certain        on May 31, 2000, as amended on July 25, 2000
        shareholders of Medifor, Inc., together with a list
        of exhibits and schedules thereto. Such exhibits
        and schedules are not filed, but the Registrant
        undertakes to furnish a copy of any such exhibit or
        schedule to the Securities and Exchange
        Commission upon request.

  2.5   Agreement and Plan of Merger, dated as of July      Incorporated herein by reference from the
        13, 2000, by and among Allscripts Holding, Inc.,    Allscripts, Inc. Current Report on Form 8-K filed
        Allscripts, Inc., Bursar Acquisition, Inc., Bursar  on July 27, 2000
        Acquisition No. 2, Inc., IDX Systems Corporation
        and Channelhealth Incorporated.

  2.6   First Amendment to Agreement and Plan of            Incorporated herein by reference from the
        Merger, entered into as of November 29, 2000, by    Allscripts Healthcare Solutions, Inc. Registration
        and among Allscripts Holding, Inc., Allscripts,     Statement on Form S-4 as part of Amendment No.
        Inc., Bursar Acquisition, Inc., Bursar Acquisition  1 filed on December 7, 2000 (SEC file no. 333-
        No. 2, Inc., IDX Systems Corporation and            49568)
        Channelhealth Incorporated.