Form 10-Q
period 2001-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2001-11-13
CIK 1124804

10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-32085

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4392754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2401 Commerce Drive
Libertyville, Illinois 60048
(Address of Principal Executive Offices)

(847) 680-3515
(Registrant's telephone number, including area code)

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO___

As of October 31, 2001, there were 38,008,430 shares of the Registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION Page

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ........................................................... 9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ........................................................................................................ 13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K ..................................................................................................................................................... 14

SIGNATURE	... 15

Effective January 8, 2001, Allscripts, Inc. acquired Channelhealth Incorporated, and each became a wholly-owned subsidiary of a new holding company, Allscripts Healthcare Solutions, Inc., which was originally incorporated in Delaware as Allscripts Holding, Inc. on July 11, 2000. As a result of the merger transaction, each outstanding share of Allscripts, Inc. common stock was converted into one share of Allscripts Healthcare Solutions, Inc. common stock. Allscripts, Inc. no longer files reports with the Securities and Exchange Commission, and its common stock is no longer listed on the Nasdaq National Market; however, Allscripts Healthcare Solutions, Inc. does file reports with the Securities and Exchange Commission, and its common stock is listed on the Nasdaq National Market under the symbol "MDRX". In this report, "we", "us", "our" and "Allscripts", when referring to events prior to January 8, 2001, refer to our wholly owned subsidiary and predecessor, Allscripts, Inc., and, when referring to subsequent time periods, refer to Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries, Allscripts, Inc. and Channelhealth Incorporated, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	September 30,	December 31,
	2001	2000
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$ 40,576	$ 76,513
Marketable securities	6,395	20,663
Accounts receivable, net of allowances of $4,449 at September 30, 2001 and $4,384 at December 31, 2000	15,447	13,850
Other receivables	1,608	1,291
Inventories, net	6,296	5,290
Prepaid expenses	2,576	1,364
Other current assets	241	360
Total current assets	73,179	119,331

Long-term marketable securities	36,277	22,661
Fixed assets, net	9,782	11,792
Intangible assets, net	5,769	149,690
Other assets	1,659	1,946
Total assets	$ 126,626	$ 305,420

LIABILITIES
Current liabilities
Accounts payable	$ 6,416	$ 7,269
Accrued expenses	2,526	2,546
Accrued compensation	1,941	2,525
Accrued restructuring and other charges	4,340	-
Deferred revenue	3,404	1,877
Total current liabilities	18,627	14,217

Other non-current liabilities	728	228
Total liabilities	19,355	14,445

STOCKHOLDERS' EQUITY
Preferred stock: Undesignated, $0.01 par value, 1,000,000 shares authorized, no
shares issued and outstanding at September 30, 2001 and December 31, 2000	-	-
Common stock:
$0.01 par value, 150,000,000 shares authorized,
38,042,060 issued, 38,007,595 shares outstanding at
September 30, 2001; 29,138,619 shares issued, 29,104,154
shares outstanding at December 31, 2000	380	291
0 and 278,646 shares to be issued pursuant to business combinations
as of September 30, 2001 and December 31, 2000, respectively	-	3
Additional paid-in capital	636,953	411,081
Unearned compensation	(720)	(1,097)
Treasury stock at cost: 34,465 common shares at
September 30, 2001 and December 31, 2000	(68)	(68)
Accumulated deficit	(529,760)	(119,375)
Accumulated other comprehensive income	486	140
Total stockholders' equity	107,271	290,975
Total liabilities and stockholders' equity	$ 126,626	$ 305,420

See the accompanying notes to the consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues:
Prepackaged medications	$11,613	$11,146	$36,895	$28,900
Software and related services	4,802	3,692	15,238	7,701
Total revenues	16,415	14,838	52,133	36,601
Cost of revenue:
Prepackaged medications	9,660	8,780	30,378	23,242
Software and related services	6,692	2,874	18,376	5,501
Total cost of revenue	16,352	11,654	48,754	28,743
Gross Profit	63	3,184	3,379	7,858

Selling, general and administrative expenses	14,873	11,624	44,956	31,317
Amortization of intangibles	18,478	9,020	54,894	15,037
Restructuring and other charges	8,636	-	8,636	-
Asset impairment charge	354,984	-	354,984	-
Write-off of acquired in-process research and development	-	-	3,000	13,729
Loss from operations	(396,908)	(17,460)	(463,091)	(52,225)

Interest income	1,073	2,300	4,187	5,824
Interest expense	(41)	(53)	(239)	(122)
Other income	7	-	398	-
Loss from continuing operations before income taxes	(395,869)	(15,213)	(458,745)	(46,523)

Income tax benefit	44,012	-	48,360	-
Loss from continuing operations	(351,857)	(15,213)	(410,385)	(46,523)
Income from discontinued operations	-	-	-	83
Gain from sale of discontinued operations	-	-	-	4,353
Net loss	$(351,857)	$(15,213)	$(410,385)	$(42,087)

Per share data - basic and diluted:
Loss from continuing operations	$(9.26)	$(0.52)	$(10.86)	$(1.70)
Income from discontinued operations	-	-	-	-
Gain from sale of discontinued operations	-	-	-	0.16
Net loss	$(9.26)	$(0.52)	$(10.86)	$(1.54)

Weighted average shares of common stock outstanding
used in computing per share data - basic and diluted	38,005	29,342	37,775	27,409

See the accompanying notes to the consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2001	2000
	(Unaudited)
Cash flows from operating activities:
Net loss	$ (410,385)	$ (42,087)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	65,169	17,710
Restructuring and other charges, net of cash paid	7,775	-
Asset impairment charge	354,984	-
Gain on sale of discontinued operations	-	(4,353)
Expense from issuance of equity instruments to non-employees	-	742
Write-off of acquired in-process research and development	3,000	13,729
Non-cash compensation expense	381	412
Deferred taxes	(48,360)	-
Provision for doubtful accounts	813	870
Realized gain on investments	(172)	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,209)	(7,367)
Other receivables	3,811	(825)
Inventories	(1,693)	(1,550)
Prepaid expenses and other assets	(172)	(2,207)
Accounts payable	(854)	3,279
Accrued compensation	(789)	612
Accrued expenses and deferred revenue	520	1,863
Other non-current liabilities	(140)	-
Net cash used in operating activities	(29,321)	(19,172)

Cash flows from investing activities:
Capital expenditures	(2,733)	(7,074)
Purchase of marketable securities	(33,343)	(59,278)
Maturities of marketable securities	34,743	24,930
Proceeds from sale of discontinued operations	-	4,353
Cash used for acquisitions, net of acquired cash	(5,305)	(13,568)
Purchase of investment	-	(1,000)
Net cash used in investing activities	(6,638)	(51,637)

Cash flows from financing activities:
Proceeds from exercise of common stock options	22	690
Proceeds from public offering, net	-	99,738
Proceeds from issuance of common stock	-	10,000
Payments under line of credit	-	(2,464)
Payments of notes payable	-	(59)
Net cash provided by financing activities	22	107,905
Net increase (decrease) in cash and cash equivalents	(35,937)	37,096
Cash and cash equivalents, beginning of period	76,513	40,561
Cash and cash equivalents, end of period	$ 40,576	$ 77,657

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$82	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options in acquisitions	$226,000	$169,000

See the accompanying notes to the consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

The quarterly financial information presented herein should be read in conjunction with Allscripts' audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature, except as noted below) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

Discontinued Operations

In March 1999, Allscripts sold substantially all of the assets, excluding cash and accounts receivable, of its pharmacy benefit management business. The operating results of the pharmacy benefit management business have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Income from discontinued operations was $0 and $83,000 for the nine months ended September 30, 2001, and 2000, respectively. In the first nine months of 2000, Allscripts recognized a gain on the sale of this business of $4,353,000, which has also been reported as a separate line item on the Consolidated Statements of Operations under the caption "Gain from sale of discontinued operations." The gain in 2000 represents contingent consideration related to the sale.

Revenue Recognition

As a result of the Channelhealth Incorporated ("Channelhealth") acquisition in January 2001, Allscripts has begun to enter into contracts in which Allscripts' services are essential to the functionality of the other elements of the contract. For these contracts, revenue is recognized using the percentage-of-completion method as services are performed or output milestones are reached, as Allscripts delivers, configures and installs the software. The percentage complete is measured by either the percentage of labor hours incurred to date in relation to estimated total labor hours or consideration of achievement of certain output milestones, depending on the specific nature of each contract. Revenue from maintenance service is recognized ratably over the term of the service contract. Maintenance fees billed in advance of providing the related service are included in deferred revenue. Changes in job performance, job conditions and estimated profitability may result in revisions to revenue and are recognized in the period in which they are determined. As of September 30, 2001, there was $418,000 of revenue earned on contracts in progress in excess of billings and $1,308,000 of billings in excess of revenue earned on contracts in progress.

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

2. Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three and nine months ended September 30, 2001 and 2000 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net loss	$(351,857)	$(15,213)	$(410,385)	$(42,087)
Other comprehensive income: Unrealized gain on marketable securities, net of taxes	249	-	346	-
Comprehensive loss	$(351,608)	$(15,213)	$(410,039)	$(42,087)

3. Business Combinations

On January 8, 2001, Allscripts acquired Channelhealth in exchange for 8,592,996 shares of common stock with a fair value of approximately $218,400,000 and the issuance of approximately 493,000 common stock options in replacement of Channelhealth common stock options with a fair value of approximately $7,600,000. Transaction costs incurred were approximately $5,000,000. A deferred tax liability of $48,300,000, based on the tax effects of non-goodwill intangibles related to the acquisition, was recorded. Allscripts will pay additional stock-based consideration if certain revenue targets are achieved during 2002, which may result in the recording of additional purchase price. The business combination was accounted for using the purchase method of accounting and Channelhealth's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $3,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged to operations during the three months ended March 31, 2001. Allscripts recorded approximately $5,000,000 of net tangible assets in connection with the acquisition. In addition, approximately $27,000,000 of the purchase price was allocated to acquired software. Approximately $91,000,000 of the purchase price was allocated to a strategic alliance agreement and is amortized on a straight-line basis over the term of the agreement, which is ten years. Approximately $153,300,000 of the purchase price was allocated to tradenames, goodwill, and assembled workforce. The asset impairment charge recorded during the three months ended September 30, 2001 includes a write-down of these assets to their current carrying value of approximately $5,000,000.

The income approach was the primary technique utilized in valuing the purchased in-process research and development. The income approach focuses on the income-producing capability of the acquired assets and best represents the present value of the future economic benefits expected to be derived from these assets. The approach included, but was not limited to, an analysis of (i) the expected cash flows attributable to the in-process research and development projects; (ii) the risks associated with achieving such cash flows; (iii) the completion costs for the projects, and (iv) the stage of the completion of each project.

The following unaudited pro forma consolidated statements of operations for the nine months ended September 30, 2001, and 2000 assume the Channelhealth acquisition had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma financial statements have been prepared for comparative purposes only and do not purport to be indicative of what Allscripts' operating results would have been had the acquisitions actually taken place at the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated operating results.

The pro forma information below excludes the impact of non-recurring charges related to an immediate expensing of acquired in-process research and development. The pro forma weighted-average shares include 8,592,996 shares issued as consideration for the Channelhealth acquisition as if they had been issued as of January 1 of each period presented.

	Nine Months Ended
	September 30,
	2001	2000
	(Unaudited) (In thousands, except per share data)

Revenue	$52,133	$38,150
Loss from continuing operations	$(412,078)	$(82,310)
Net loss	$(412,078)	$(77,874)
Per share data -- basic and diluted:
Loss from continuing operations	$(10.81)	$(2.29)
Net loss	$(10.81)	$(2.16)
Weighted average shares of common stock outstanding used in computing basic and diluted loss per share	38,103	36,002

4. Restructuring and Other Charges

In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization around high-growth areas of its business, focus on profitability, reduce operating expenses, and improve efficiencies in light of recent acquisitions and the commitment to focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan includes workforce and overhead reduction and the termination of certain unprofitable strategic agreements and customer relationships. As a result of the restructuring plan, Allscripts recorded restructuring and other charges of $4,370,000 and $4,266,000, respectively, in the three months ended September 30, 2001, classified as operating expenses.

Overall, the actions outlined above are expected to reduce annual revenue by approximately $4,000,000 and reduce annual operating expenses by approximately $15,000,000, exclusive of intangible asset amortization. Intangible asset amortization is expected to be reduced by approximately $81,000,000 on an annual basis.

Restructuring

  Workforce reduction

  The restructuring plan will result in the reduction of approximately 190 employees across all business functions, of which 46 were terminated as of September 30,   2001. The workforce reductions started in the third quarter of 2001 and will be substantially completed in the fourth quarter of 2001. As part of the restructuring   charge, Allscripts recorded a workforce reduction charge of $3,317,000 consisting primarily of severance and related benefits.

  Termination of strategic agreements

  Allscripts recorded a charge of $1,053,000 related to the termination of certain strategic agreements that were originally expected to increase product distribution   and enhance product offerings. The charge includes estimated payments for the early termination of these agreements, which are expected to be terminated by
  June 30, 2002.

Other Charges

  Termination of unprofitable customer contracts and strategic agreements

  Allscripts recorded a charge of $4,266,000 related to the termination of unprofitable customer contracts and certain strategic agreements. The termination of   unprofitable customer contracts occurred primarily in the medication dispensing business and some client sites where system utilization was low. The charge relates   to the write-off of receivables and the disposition of assets relating to these sites. The charge also includes estimated payments for the early termination of certain   strategic agreements.

A summary of the restructuring and other charges is outlined as follows (in thousands):

	Initial Reserve	Asset Write-offs	Cash Payments	Reserve at September 30, 2001

Restructuring
Workforce reduction	$3,317	$ -	$(611)	$2,706
Termination of strategic agreements	1,053	-	(250)	803

Subtotal	4,370	-	(861)	3,509
Other charges
Termination of unprofitable customer contracts and strategic agreements	4,266	(3,435)	-	831

Total	$8,636	$(3,435)	$(861)	$4,340

5. Impairment of Goodwill and Purchased Intangibles

During the three months ended September 30, 2001, certain events and changes in circumstances caused Allscripts to conduct a review of the carrying value of its goodwill and purchased intangible assets. These events include: (1) a restructuring plan, including workforce reduction, initiated in July 2001, (2) assessment of the business climate, which has generated the valuation declines of enterprises in the Allscripts' industry, and (3) the failure of certain assets to generate the cash flows that were projected at the time of acquisition. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets.

The goodwill and intangible assets acquired in the purchase of Channelhealth, Masterchart, Medifor, and other acquisitions were determined to be impaired. The resulting impairment charges totaled $354,984,000 and was reported as a component of operating expenses.

A summary of the asset impairment charge is outlined as follows (in thousands):

	Impairment Charge	Net Balance at September 30, 2001

Goodwill	$227,026	$794
Strategic agreements	79,593	4,826
Software	24,328	149
Trade names	22,326	-
Assembled workforce	1,711	-

Total	$354,984	$5,769

6. Net Loss Per Share

Allscripts accounts for net loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings/loss per share and "diluted" earnings/loss per share. Basic earnings/loss per share is computed by dividing the net income/loss attributable to common stockholders by the weighted average shares of outstanding common stock (including shares to be issued pursuant to business combinations). For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding (including shares to be issued pursuant to business combinations) and dilutive potential common stock.

In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented. Antidilutive potential common stock excluded from the diluted loss per share computation consisted of 7,100,242 and 3,502,670 options and 7,737 and 27,703 warrants at September 30, 2001 and 2000, respectively.

7. Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide point-of-care technology-based clinical and productivity solutions that focus on addressing the needs of physicians, managed care payers and plans.

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

In July 2001, we announced and began implementation of a restructuring plan to realign our organization, prioritize our initiatives around high-growth areas of our business, focus on profitability, reduce operating expenses, and improve efficiencies in light of the aforementioned acquisitions and the commitment to focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan includes workforce and overhead reduction, and the termination of certain strategic agreements and unprofitable customer contracts. As a result of the restructuring plan, we recorded restructuring and other charges of $4,370,000 and $4,266,000, respectively, during the third quarter of 2001. In addition, certain events and changes in circumstances caused us to conduct a review of the carrying value of our goodwill and purchased intangible assets. These events include the restructuring plan, the determination of the business climate, which has generated the valuation declines of enterprises in our industry, and the failure of certain assets to generate the cash flows that were projected at the time of acquisition. As a result of this review, we recorded an asset impairment charge of $354,984,000 during the three months ended September 30, 2001. The restucturing and other charges and the asset impairment charge are classified as operating expenses.

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

Our shift in focus to physicians who desire technology-based clinical and productivity solutions is reflected in the composition of our revenue, as depicted in the following table (in thousands):

				Quarter Ended
		2001			2000
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,

Prepackaged medications	$11,613	$12,719	$12,563	$12,667	$11,146	$9,253	$8,501
Software and related services	4,802	6,400	4,036	5,715	3,692	2,863	1,146

Total revenue	$16,415	$19,119	$16,599	$18,382	$14,838	$12,116	$9,647

Software and related services revenue for the fourth quarter of 2000 includes $1,500,000 for services provided to IMS Health Incorporated.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Total revenue for the three months ended September 30, 2001 increased by 10.6% or $1,577,000 from $14,838,000 in 2000 to $16,415,000 in 2001. Prepackaged medication revenue increased by 4.2% or $467,000 from $11,146,000 in the third quarter of 2000 to $11,613,000 in the third quarter of 2001. Software and related service revenue for the three months ended September 30, 2001 increased by 30.1% or $1,110,000 from $3,692,000 in 2000 to $4,802,000 in 2001. The September 11, 2001 terrorist attacks and the subsequent travel and delivery disruptions affected our ability to close key sales that would have contributed to revenue, postponed our ability to generate revenue from new and ongoing client implementations, and impaired our ability to ship prepackaged medications.

The increase in prepackaged medication revenue reflects an increase in the average selling prices of medications sold, caused primarily by general price inflation, offset by a decrease in the volume of prepackaged medications sold. The increase in software and related services revenue reflects an increase in revenue from the sale of our integrated content and clinical workflow products, offset by a decrease in revenue for our physician education and stand-alone offerings of dictation, document management products provided by our Masterchart acquisition.

Cost of revenue for the three months ended September 30, 2001 increased by 40.3% or $4,698,000 from $11,654,000 in 2000 to $16,352,000 in 2001 due to increased cost of implementation, training, and support for all of our software and related services, increased amortization expense of acquired software, and increased revenue from the sale of prepackaged medications. For the three months ended September 30, 2001, cost of revenue as a percentage of total revenue increased to 99.6% from 78.5% in the same period in 2000.

Selling, general and administrative expenses for the three months ended September 30, 2001 increased by 28.0% or $3,249,000 from $11,624,000 in 2000 to $14,873,000 in 2001 due primarily to incremental expenses related to Channelhealth, which was acquired in January 2001, and additional spending for other general and administrative expenses required to support increased revenue levels, partially offset by a decrease in expenses for the sales, marketing, and support of our stand-alone medication management solutions due to the change in our focus to aim our sales and service efforts at larger physician practices. Selling, general and administrative expenses as a percentage of total revenue increased to 90.6% for the three months ended September 30, 2001 from 78.3% of total revenue in the prior year period.

Amortization of intangibles for the three months ended September 30, 2001 increased $9,458,000 from $9,020,000 in 2000 to $18,478,000 in 2001. The increase in amortization relates to the amortization of goodwill and other intangibles recorded from the Channelhealth acquisition completed in January 2001.

During the three months ended September 30, 2001, we recorded an expense of $8,636,000 related to a restructuring plan initiated during the quarter. In addition, we recorded an asset impairment charge of $354,984,000 related to a reduction in the carrying value of intangible assets and goodwill from our acquisitions.

Interest income for the three months ended September 30, 2001 was $1,073,000 as compared to $2,300,000 for the prior year period. The decrease relates to the use of funds from our public offering in March 2000 for operations, capital expenditures, and acquisitions and a decrease in the average interest rates earned on our investments as compared to the prior year period.

We have recorded a benefit for income taxes during the three months ended September 30, 2001 of $44,012,000 related to the reversal of deferred tax liabilities established for non-goodwill intangibles in response to the amortization and impairment of these assets during the three months ended September 30, 2001. No other provision or tax benefit for income taxes was computed because we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Total revenue for the nine months ended September 30, 2001 increased by 42.4% or $15,532,000 from $36,601,000 in 2000 to $52,133,000 in 2001. Prepackaged medication revenue increased by 27.7% or $7,995,000 from $28,900,000 in the first nine months of 2000 to $36,895,000 in the first nine months of 2001. Software and related service revenue for the nine months ended September 30, 2001 increased by 97.9% or $7,537,000 from $7,701,000 in 2000 to $15,238,000 in 2001. The September 11, 2001 terrorist attacks and the subsequent travel and delivery disruptions affected our ability to close key sales that would have contributed to revenue, postponed our ability to generate revenue from new and ongoing client implementations, and impaired our ability to ship prepackaged medications.

The increase in prepackaged medication revenue reflects an increase in the dispensing of drugs with higher average selling prices and an increase in the volume of prepackaged medications sold. The increase in software and related services revenue reflects an increase in revenue from the sale of our integrated content and clinical workflow products, offset by a decrease in revenue from our outsourcing business, where we provide the staffing for dispensing medications at the customer's premises.

Cost of revenue for the nine months ended September 30, 2001 increased by 69.6% or $20,011,000 from $28,743,000 in 2000 to $48,754,000 in 2001 due to increased cost of implementation, training, and support for all of our software and related services, increased revenue from the sale of prepackaged medications, and increased amortization expense of acquired software. For the nine months ended September 30, 2001, cost of revenue as a percentage of total revenue increased to 93.5% from 78.5% in the prior year period.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased by 43.6% or $13,639,000 from $31,317,000 in 2000 to $44,956,000 in 2001, due primarily to incremental expenses related to Channelhealth, which was acquired in January 2001, and MasterChart and Medifor, which were acquired during May 2000, additional spending to support increased revenue levels, and expenses for the development of information-based products and services. Selling, general and administrative expenses as a percentage of total revenue increased to 86.2% for the nine months ended September 30, 2001, from 85.6% of total revenue in the prior year period.

Amortization of intangibles for the nine months ended September 30, 2001 increased $39,857,000 from $15,037,000 in 2000 to $54,894,000 in 2001. The increase in amortization relates to the amortization of goodwill and other intangibles recorded from acquisitions completed in May 2000 and in January 2001.

During the nine months ended September 30, 2001, we recorded an expense of $8,636,000 related to a restructuring plan initiated during the third quarter of 2001. In addition, we recorded an asset impairment charge of $354,984,000 related to a reduction in the carrying value of purchased intangible assets and related goodwill from our acquisitions.

Write-off of acquired in-process research and development of $3,000,000 for the nine months ended September 30, 2001 relates to the Channelhealth acquisition completed in January 2001. For the nine months ended September 30, 2000, we recorded an expense for an immediate write-off of acquired in-process research and development related to the Medifor and Masterchart acquisitions in the amount of $13,729,000.

Interest income for the nine months ended September 30, 2001 was $4,187,000 as compared to $5,824,000 for the prior year period. The decrease relates to the use of funds from our public offering in March 2000 for operations, capital expenditures, and acquisitions and a decrease in the average interest rates earned on our investments as compared to the prior year period.

Other income for the nine months ended September 30, 2001 of $398,000 results primarily from a reduction in the estimated accrual necessary for unredeemed rebate obligations and realized gains on marketable securities.

We have recorded a benefit for income taxes during the nine months ended September 30, 2001 of $48,360,000 related to the reversal of deferred tax liabilities established for non-goodwill intangibles in response to the amortization and impairment of these assets during the three months ended September 30, 2001. No other provision or tax benefit for income taxes was computed because we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

Liquidity and Capital Resources

At September 30, 2001, our principal sources of liquidity consisted of $40,576,000 of cash and cash equivalents and $42,672,000 of marketable securities. We issued securities for net cash proceeds totaling $99,738,000 in 2000. We have used these capital resources to fund operating losses, working capital needs, capital expenditures, acquisitions and retirement of debt. At September 30, 2001, we had an accumulated deficit of $529,760,000.

Net cash used in operating activities was $29,321,000 for the nine months ended September 30, 2001. Cash used in operating activities resulted primarily from a loss from operations of $410,385,000, partially offset by a non-cash asset impairment charge of $354,984,000, and depreciation and amortization of $65,169,000 primarily related to amortization expenses as a result of recent acquisitions. A non-cash charge of $3,000,000 was recorded due to the write-off of in-process research and development costs related to the Channelhealth acquisition. In addition, restructuring and other charges, net of cash paid out, were recorded in the amount of $7,775,000. Deferred taxes decreased by $48,360,000 due to a tax benefit recorded as it related to the asset impairment charge on and the amortization of non-goodwill intangibles from acquisitions. Accounts receivable, net of balances acquired in the purchase of Channelhealth, increased by $3,209,000 in the nine months ended September 30, 2001, primarily due to increased sales volume. Other receivables, net of acquired balances, decreased by $3,811,000 primarily due to a contract termination payment received. Inventories increased by $1,693,000 in the nine months ended September 30, 2001 primarily due to advance purchases of certain medications and computer equipment where shortages were expected.

Net cash used in investing activities was $6,638,000 for the nine months ended September 30, 2001. Cash used in investing activities resulted primarily from net cash used for acquisitions of $5,305,000, offset by net maturities of marketable securities of $1,400,000. In addition, capital expenditures were $2,733,000 for the nine months ended September 30, 2001 as a result of expenditures for electronic prescribing computer systems and capital outlays to support the future growth of our business. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

Net cash provided by financing activities was $22,000 for the nine months ended June 30, 2001 as a result of proceeds from the exercise of common stock options.

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

Recently Issued Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" were issued. In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain criteria.

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and intangible assets with an indefinite life, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted.

As of the date of adoption, we expect to have unamortized goodwill of approximately $732,000 and unamortized identifiable intangible assets of approximately $4,783,000, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was approximately $44,000,000 and $20,400,000 for the nine months ended September 30, 2001 and the twelve months ended December 31, 2000, respectively. During the three months ended September 30, 2001, we recorded an impairment charge of $354,984,000 reducing the carrying value of the acquired intangible assets and related goodwill. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

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

Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed in this report as well as risks and uncertainties resulting from or otherwise related to the September 11, 2001 terrorist attacks. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, our actual results may be materially different from the results we express in our forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2001, we did not own any derivative financial instruments but we were exposed to market risks, primarily changes in U.S. interest rates. As of September 30, 2001, we had cash, cash equivalents and marketable securities in financial instruments of $83,248,000. Maturities range from less than one month to approximately 12 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2001, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $832,000.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits -- See Index to Exhibits.

(B) Reports on Form 8-K -- None.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
  (Registrant)

                        By:      /s David B. Mullen
                                      David B. Mullen
                                              President and Chief Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

Date: November 13, 2001

INDEX TO EXHIBITS

Exhibit Number	Description	References
2.2	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.4	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000
2.5	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000
2.6	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)