Form 10-K
period 2001-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2002-03-26
CIK 1124804

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32085

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4392754 (I.R.S. Employer Identification No.)
2401 Commerce Drive, Libertyville, Illinois 60048 (Address of principal executive offices and zip code)
(847) 680-3515 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $0.01 par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $136,453,000. The number of outstanding shares of the registrant's Common Stock as of that date was 38,027,693.

        Documents Incorporated by Reference: Portions of the Proxy Statement for the 2002 annual stockholders meeting are incorporated by reference into Part III.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

        Effective January 8, 2001, Allscripts, Inc. acquired Channelhealth Incorporated, and each became a wholly owned subsidiary of a new holding company, Allscripts Healthcare Solutions, Inc., which was originally incorporated in Delaware as Allscripts Holding, Inc. on July 11, 2000. As a result of the merger transaction, each outstanding share of Allscripts, Inc. common stock was converted into one share of Allscripts Healthcare Solutions, Inc. common stock. Allscripts, Inc. no longer files reports with the Securities and Exchange Commission, and its common stock is no longer listed on the Nasdaq National Market; however, Allscripts Healthcare Solutions, Inc. does file reports with the Securities and Exchange Commission, and its common stock is listed on the Nasdaq National Market under the symbol "MDRX". In this report, "we", "us", "our" and "Allscripts", when referring to events prior to January 8, 2001, refer to our wholly owned subsidiary and predecessor, Allscripts, Inc., and, when referring to subsequent time periods, refer to Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries, including Allscripts, Inc. and Channelhealth Incorporated, unless the context indicates otherwise.

        TouchScript® and TeleMed® are registered trademarks of Allscripts, Inc., Channelhealth® is a registered trademark of Channelhealth Incorporated, and PATIENT ED® is a registered trademark of Medifor, Inc. Other trademarks of Allscripts Healthcare Solutions, Inc. or one of its wholly owned subsidiaries used in this report include: Allscripts™, Clinical Works Modules™, e-Detailing™, FirstFill™, HealthFrame™, Integration Professional™, Physician Channel™, Physician Homebase™, Physicians Interactive™, Pocket Library™, TouchWorks™ and mEMR™. All other trademarks, brand marks, trade names and registered marks used in this report are trademarks, brand marks, trade names or registered marks of their respective owners. Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries own a number of additional trademarks, including registered trademarks, that are not referenced in this report.

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

        Our products are designed to provide real time information to enable better clinical decisions, streamline the care process to improve physician productivity, enhance the physician-patient relationship, and provide a measurable return on investment. We currently offer products in three categories: point-of-care decision support solutions, prepackaged medications and physician education. Our TouchWorks software enables physicians to automate the most common clinical activities, including prescribing, dictation, charge capture, lab orders and results, patient education, and clinical notes. Our Physicians Interactive e-Detailing product enables healthcare professionals to learn about new healthcare products through the Internet and other multimedia technology. We also sell our prepackaged medications to physicians so they can offer their patients the convenience of receiving prescription medications in the physician's office.

Recent Developments

        Since January 2001, we have made a significant acquisition and restructured our business to focus on areas that we believe hold the most promise for future profitability.

  •
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

  •
  In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization; prioritize its initiatives around high-growth areas of its business; focus on profitability; reduce operating expenses; improve efficiencies in light of recent acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan included workforce and overhead reduction and the termination of certain unprofitable strategic agreements and customer relationships.

The Allscripts Solution

        Through our own internal development efforts and acquisitions, we have developed a variety of point-of-care solutions that enable physicians to provide higher quality healthcare and deliver it more cost effectively. Our TouchWorks software seamlessly integrates technology into the entire healthcare delivery process. The TouchWorks modules are accessed using wireless handheld or desktop workstation devices to automate prescribing, dictation, charge capture, documentation, orders and results, patient education and structured notes. The modules can be combined with a comprehensive tasking tool that helps physicians organize their practice flow. The modular approach allows physicians to start with a single application and evolve over time to a complete mobile and modular electronic medical record, which we refer to as mEMR.

        We currently have products that provide physicians with access to real-time information such as potential drug interactions and prior adverse reactions during the prescribing process. Our current products also enable physicians to learn more about the latest medications and new indications whenever it is convenient for them, seven days a week, 24 hours a day. Physicians can also acquire and access via our wireless handheld device clinical reference books that contain important medication data. Using our products, our clients can now also set up personal, secure webpages for their patients, through which they can communicate additional information on medical condition and engage in an electronic dialog. We intend to continue to enhance our current offerings by integrating new products and services that address other aspects of the physician's daily work flow.

        We believe that the best way to improve the care management process is by focusing and automating the most labor intensive, time consuming aspects of care delivery—writing prescriptions, dictating notes, accessing reference material and capturing charges. Having these modules available on a handheld, wireless device that offers real time connectivity, combined with our FirstFill option, which provides medication fullfilment at the point of care, enables us to provide an attractive set of benefits to our customers:

  •
  Ease of Use. TouchWorks is easy to use, enabling a physician to complete a prescription, dictate a note or document a charge rapidly.

  •
  Accessibility. Physicians can instantly access TouchWorks from a variety of locations, including the exam room, hospital or home. They can also perform such important tasks as dictation and charge capture in an offline mode and immediately transfer those files once they reconnect to the network.

  •
  Information. TouchWorks provides valuable, objective information prior to, during and after the care process, enabling physicians to provide higher quality care and deliver it more cost effectively.

  •
  Financial Opportunity. TouchWorks streamlines a very complicated and cumbersome paper-based process that reduces overall costs and provides physicians with a significant financial opportunity.

Competitive Advantage

        We believe that we have several advantages over our current and potential competitors:

  •
  Breadth of product offering. Our suite of decision support solutions, featuring a handheld wireless product that includes electronic prescribing, digital dictation, charge capture, and a collection of clinical reference material, encompasses virtually all of the administrative functions that a physician performs at the point of care.

  •
  Modularity. The ability to implement individual modules of our product enables physician practices to start with the tools that solve their most pressing needs first and rapidly implement applications that demonstrate a measurable return on investment.

  •
  Mobility. Our product is a wireless solution, allowing the physician to have access to the features of our product at the point of care.

  •
  Installed Base. Over 15,000 physicians purchase one or more of our products or solutions, including physicians associated with some of the country's most prestigious healthcare institutions.

  •
  Return on investment. Based on increases in productivity, quality of care improvement, and greater practice revenue opportunities, we believe we can provide our customers immediate and measurable value.

  •
  Strategic alliance with IDX Systems. Allscripts is the exclusive provider of ambulatory point-of-care clinical applications to IDX's installed base of large physician practices nationwide, representing over 118,000 physician prospects for the TouchWorks solution. We also have an agreement with IDX through January 2011 that includes integration into IDX practice management systems and joint product development.

  •
  Regulatory Experience. We have a thorough understanding of, and operating experience in, the dynamic and complex federal and state healthcare regulatory environment.

  •
  Management. Our management team has substantial experience in managing rapidly growing public companies that use technology to change business processes.

Current Products and Services

        TouchWorks is our point-of-care clinical productivity solution for physician groups. An evolution of the ChannelHealth Clinical Works Modules, TouchWorks modules address a critical set of clinical functions within the physician office—from task management and triage routing, dictation, transcription and documentation management, to medication management and dispensing, ambulatory orders and results review.

Available on
Products/Modules
	Description	Features	Desktop	PDA
TouchWorks
Physician Homebase	Internet portal providing real time access to practice management and clinical functions	Links to clinically relevant content and continuing medical education	X
Workflow	Office automation and work-flow integration tools	Task lists for the physicians and their support teams	X
Charge	Automated encounter form	Easy to use template design	X	X
Dictate/Document	Electronic dictation and document management	On-line tracking, viewing and printing capabilities	X	X
Rx+	Medication management and prescription communication for ambulatory patients	Drug utilization review and plan-specific formulary checking	X	X
Result	Display of clinical results and text documents	Online result retrieval	X
Order	Ordering of diagnostic tests, supplies and other patients	Online ordering items for ambulatory	X
Note	Structured clinical note creation and editing	Note creation and management	X
Pocket Library	Electronic clinical reference	Framework to add content easily		X
Allscripts FirstFill	Medication fullfillment at the point of care	Inventory management Online adjudication	X	X
e-Detailing	Internet-based drug education for physicians	Interactive education sessions	X

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

        We face competition from several types of organizations, including the following:

  •
  electronic prescribing product providers;

  •
  physician practice management systems suppliers;

  •
  electronic medical records providers;

  •
  healthcare electronic data interchange providers;

  •
  point-of-care dispensing providers; and

  •
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

        The use of our software by physicians to perform electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While Federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of e-commerce in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future.

        Physician dispensing of medications for profit is allowed in all states except Utah and is prohibited, subject to extremely limited exceptions, in Massachusetts, Montana and Texas. In addition, New York and New Jersey allow physician dispensing of medications for profit, but limit the number of days' supply of all medications, subject to limited exceptions, that a physician can dispense. Several other states limit the number of days' supply of controlled substances that a physician may dispense. Many of the states allowing physician dispensing for profit have regulations relating to licensure, storage, labeling, record keeping and the degree of supervision required by the physician over support personnel who assist in the non-judgmental tasks associated with physician dispensing, like retrieving medication bottles and affixing labels. We regularly monitor these laws and regulations, in consultation with the governing agencies, to assist our customers in understanding compliance requirements of applicable laws and regulations.

        Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as "Stark II," applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician's dispensing of outpatient prescription drugs, provided that the physician meets the requirements of the exception. We believe that the physicians who use our TouchWorks system or dispense drugs distributed by us are doing so in material compliance with Stark II, either pursuant to the in-office ancillary services exception or another applicable exception.

        As a repackager and distributor of drugs, we are subject to regulation by and licensure with the Food and Drug Administration (FDA), the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA's "current good manufacturing practices." We are subject to periodic inspections of our facilities by regulatory authorities, and adherence to policies and procedures for compliance with applicable legal requirements. Because the FDA's current good manufacturing practices were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards the FDA will enforce.

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

        As part of our services provided to physicians, our system will electronically transmit claims for prescription medications dispensed by a physician to many patients' payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit a claim to any payer, including, for example, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We believe that we have in place policies and procedures to assure that all claims that are transmitted by our system are accurate and complete, provided the information given to us by our customers is also accurate and complete.

        Existing federal and state laws and regulations regulate the disclosure of confidential medical information, including information regarding conditions like AIDS, substance abuse and mental illness. In addition, the U.S. Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) has published the federal regulation entitled Standards for Privacy of Individually Identifiable Health Information (the Privacy Rule) regarding the disclosure of confidential medical information. Most entities subject to that regulation must be in compliance by April 14, 2003. As part of the operation of our business, our customers do provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. We believe that we have policies and procedures to assure that any confidential medical information we receive is handled in a manner that complies with all federal and state confidentiality requirements.

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

Backlog

        At December 31, 2001, backlog totaled approximately $30,000,000. Approximately $11,000,000 of the backlog is not expected to be realized during 2002.

Employees

        As of February 28, 2002, we employed 366 persons on a full-time basis, including 147 in customer service and support, 56 in general and administrative, 57 in sales and marketing, 41 in production and warehousing and 65 in product development. None of our employees is a member of a labor union or is covered by a collective bargaining agreement. We believe we have excellent relations with our employees.

Geographic Areas

        All of our revenue is derived from customers located in the United States. All of our long-lived assets are located in the United States.

Item 2.    Properties

        Our executive offices and state-of-the-art repackaging facilities are located in Libertyville, Illinois, in approximately 80,000 square feet of space under a lease that expires in June 2004. We lease space for two separate, smaller repackaging facilities in Grayslake, Illinois, under a lease that expires in June 2002. We also maintain two other offices for sales, marketing, operations and development efforts in Port Townsend, Washington, with approximately 4,600 square feet combined under leases expiring in July 2002 and March 2003, respectively, and in Burlington, Vermont, with approximately 15,000 square feet under a lease that expires in January 2006. We believe that our facilities are adequate for our current operations.

Item 3.    Legal Proceedings

        Allscripts is a defendant in over 2,000 multi-defendant lawsuits brought by over 3,000 claimants involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas beginning in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, Allscripts has been indemnified by the primary manufacturer of the drugs at issue in these cases. In addition, while Allscripts has not yet conducted a review of all of the Texas suits, physician dispensing is generally prohibited in Texas and Allscripts has never distributed these drugs in Texas. Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16,000,000 per occurrence and $17,000,000 per year in the aggregate and its indemnity from the drug manufacturer is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

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

	High	Low
Year Ended December 31, 2000
First Quarter	$86.00	$44.63
Second Quarter	$50.00	$21.88
Third Quarter	$29.31	$13.13
Fourth Quarter	$18.13	$6.00
Year Ended December 31, 2001
First Quarter	$11.66	$4.63
Second Quarter	$9.00	$3.77
Third Quarter	$7.52	$3.50
Fourth Quarter	$4.23	$2.20
Year Ended December 31, 2002
First Quarter (through March 15, 2002)	$6.00	$3.15

        On March 15, 2002, we had 383 holders of record of common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        You should read the selected consolidated financial data shown below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from the consolidated financial statements audited by KPMG LLP that are included elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 1999 are derived from the consolidated statement of operations audited by PricewaterhouseCoopers LLP that is included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period. The consolidated statements of operations data below reflect the pharmacy benefit management business that we sold in March 1999 as a discontinued operation.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$70,754	$54,983	$27,586	$23,682	$30,593
Cost of revenue (includes restructuring and other charges of $2,201 recorded in 2001)	66,121	42,518	21,909	17,320	21,117

Gross profit	4,633	12,465	5,677	6,362	9,476
Operating expenses:
Selling, general and administrative expenses	57,908	43,183	20,975	12,658	13,869
Amortization of intangibles	55,095	24,062	1,351	372	409
Asset impairment charge	354,984	—	—	—	2,328
Restructuring and other charges	6,435	—	—	430	240
Write-off of acquired in-process research and development	3,000	13,729	—	—	—

Loss from operations	(472,789)	(68,509)	(16,649)	(7,098)	(7,370)
Interest income (expense), net	4,772	7,706	1,216	(596)	(1,621)
Other income (expense)	542	(1,000)	—	—	—

Loss from continuing operations before income taxes	(467,475)	(61,803)	(15,433)	(7,694)	(8,991)
Income tax benefit	48,544	—	—	—	—

Loss from continuing operations	(418,931)	(61,803)	(15,433)	(7,694)	(8,991)
Income (loss) from discontinued operations	—	83	642	970	(1,808)
Gain from sale of discontinued operations	—	4,353	3,547	—	—

Loss before extraordinary items	(418,931)	(57,367)	(11,244)	(6,724)	(10,799)
Extraordinary loss from early extinguishment of debt	—	—	—	(790)	—

Net loss	(418,931)	(57,367)	(11,244)	(7,514)	(10,799)
Accretion on mandatory redeemable preferred stock and accrued dividends on preferred stock	—	—	(2,198)	(2,415)	(923)

Net loss attributable to common stockholders	$(418,931)	$(57,367)	$(13,442)	$(9,929)	$(11,722)

Basic and diluted net loss from continuing operations per share, including accretion on mandatory redeemable preferred stock and accrued dividends on preferred stock	$(11.07)	$(2.22)	$(1.20)	$(1.66)	$(3.35)

Weighted-average shares used in computing basic and diluted per share Calculation	37,835	27,900	14,718	6,076	2,956

Consolidated Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$78,290	$119,837	$55,610	$718	$205
Working capital	46,361	105,114	58,856	271	(3,023)
Intangible assets, net	5,516	149,690	3,575	3,702	4,578
Total assets	117,444	305,420	74,014	18,920	19,387
Long-term debt	—	—	59	59	11,276
Redeemable preferred stock	—	—	—	32,547	10,719
Total stockholders' equity (deficit).	98,634	290,975	67,364	(26,792)	(18,356)
Other Operating Data (for the year ended):
Prepackaged medication revenue	$49,672	$41,567	$25,916	$23,522	$29,861
Software and related service revenue	21,082	13,416	1,670	160	732

Revenue	$70,754	$54,983	$27,586	$23,682	$30,593

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

        In 1997, under the direction of our new executive management team, we focused our efforts on the information aspects of medication management, including the development of technology tools necessary for electronic prescribing, routing of prescription information and submission of medication claims for managed care reimbursement. In January 1998, we introduced TouchScript, the first version of our TouchWorks software that fully incorporated these features. At the same time, we redirected our sales and marketing efforts away from our traditional fee-for-service customer base to physicians who have a large percentage of managed care patients. We recognized that there is a larger market opportunity among physicians whose patients are covered by managed care plans because the portion of prescriptions covered by managed care plans is increasing relative to the portion of fee-for-service prescriptions. Further, we believe that our technology can give us a competitive advantage where more patients' prescriptions are covered by managed care plans because our products streamline the process by which physicians, managed care organizations and patients interact. In addition, we believe that the managed care market provides us with the opportunity to realize higher margins on our software products.

        We believe that managed care prescription programs will continue to cover an increasing percentage of patients in the foreseeable future. This trend will have the effect of reducing the dispensing opportunities of our traditional dispensing customers because of their inability to submit claims electronically for reimbursement by managed care payers. This reduction in dispensing opportunities will reduce the revenue that we have historically recognized from these customers. Additionally, managed care programs impose reduced reimbursement rates for the medications dispensed to their plan participants, thus providing us with a dollar margin per prescription dispensed that is lower than we have historically experienced. Because TouchWorks enables physicians to submit claims electronically for reimbursement by managed care payers, a large portion of the medications dispensed by our TouchWorks customers is dispensed to managed care patients. Accordingly, we expect that this portion of our business will provide margins with respect to the sale of prepackaged medications that are lower than we have historically experienced. In addition, we expect that seasonal variances in demand for our products and services will continue. Historically, all other factors aside, our sales of prepackaged medications have been highest in the fall and winter months.

        In addition to medication management, there are other aspects of the physician's daily work flow that we believe can be effectively addressed through technology-focused solutions. We have enhanced and intend to continue to enhance our current offerings by integrating new products and services that address these needs. In furtherance of this strategy, in May 2000, we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of electronic patient education. In addition, on January 8, 2001, we acquired Channelhealth Incorporated, a software developer providing modular software for physicians to access medical information and manage clinical workflow.

        In July 2001, we announced and began implementation of a restructuring plan to realign our organization; prioritize our initiatives around high-growth areas of our business; focus on profitability; reduce operating expenses; improve efficiencies in light of the aforementioned acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan includes workforce and overhead reduction, and the termination of certain strategic agreements and unprofitable customer contracts. As a result of the restructuring plan, we recorded restructuring and other charges of $4,370,000 and $4,266,000, respectively, during the third quarter of 2001, of which $6,435,000 was classified as operating expenses and $2,201,000 was classified as cost of revenue. In addition, certain events and changes in circumstances caused us to conduct a review of the carrying value of our goodwill and purchased intangible assets. These events include the restructuring plan, the business climate, which has generated valuation declines of enterprises in our industry, and the failure of certain assets to generate the cash flows that were projected at the time of acquisition. As a result of this review, we recorded an asset impairment charge of $354,984,000 during 2001. Overall, the actions outlined above are expected to reduce annual revenue by approximately $4,000,000 and reduce operating expenses by approximately $15,000,000, exclusive of intangible asset amortization. Intangible asset amortization is expected to be reduced by approximately $81,000,000 on an annual basis.

        We currently derive our revenue from the sale of prepackaged medications and software and related services. Software and related services include revenue from software licenses, computer hardware, electronic information, education products and related services.

        Our shift in focus to physicians who desire technology-based services to operate successfully in a managed care environment and away from physicians with a high percentage of fee-for-service patients is reflected in the composition of our revenue, as depicted in the following table:

	Quarter Ended
	2001				2000
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(unaudited)
	(In thousands)
Prepackaged medications	$12,777	$11,613	$12,719	$12,563	$12,667	$11,146	$9,253	$8,501
Software and related services	5,844	4,802	6,400	4,036	5,715	3,692	2,863	1,146

Total revenue	$18,621	$16,415	$19,119	$16,599	$18,382	$14,838	$12,116	$9,647

        Software and related services revenue for the fourth quarter of 2000 includes $1,500,000 for services provided to IMS Health Incorporated.

        In the years ended December 31, 2001, 2000 and 1999, we recorded total unearned stock compensation of approximately $0, $0, and $1,850,000, respectively, in connection with stock options granted during the period. These amounts represent the difference between the exercise price of stock option grants and the deemed fair market value of our common stock at the time of the grants. These amounts are being amortized over the vesting periods of the applicable options, resulting in approximately $496,000, $535,000 and $449,000 in selling, general and administrative expenses for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of the remaining unearned compensation expense is expected to be as follows:

Year Ended	Amount
(In thousands)
December 31, 2002	$326
December 31, 2003	78

        In March 1999, in order to focus all of management's attention and resources on its physician business and due to the significant resources necessary to remain competitive and sustain profitability in the pharmacy benefit management business, we sold substantially all of the assets, excluding cash and accounts receivable, of our pharmacy benefit management business. The total consideration was approximately $7,500,000 in cash at closing and a contingent payment based upon achieving certain milestones for the one-year period following the closing. During the year ended December 31, 2000, we received a contingent payment of $4,353,000, net of related expenses. This business had net sales of $14,292,000 in 1999, while recording an operating profit of $83,000 and $642,000 in 2000 and 1999, respectively. The profit in 2000 was due to the recovery of certain receivables previously fully reserved. Our financial statements and the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the pharmacy benefit management business as a discontinued operation. In the years ended December 31, 2000 and 1999, we recognized gains on the sale of this business of $4,353,000 and $3,547,000, respectively, based upon the consideration received.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

        On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, collectibility of accounts receivable, inventories, long-lived assets, capitalized software, and realization of deferred tax assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        Revenue from software licensing arrangements requiring significant installation and configuration is accounted for under the provisions of American Institute of Certified Public Accountants' Statement of Position (SOP) 81-1, "Accounting for Peformance of Construction-Type Contracts and Certain Production-Type Contracts." SOP 81-1 requires that management make estimates of the total value of the contract as well as the percentage of the contract that has been completed as of the end of each period. Changes in circumstances may cause management's estimates of the value of the contract or the effort required to complete the installation to change. The changes would cause Allscripts to adjust downward the amount of revenue recognized or recognize less revenue than anticipated through the completion of the project.

Allowance for Doubtful Accounts Receivable

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

        We adjust the value of our inventory of computer-related equipment (approximately $971,000 at December 31, 2001) and medications downward for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Fixed Assets

        We estimate the useful lives of our fixed asset purchases and depreciate the cost over that estimated life. If the actual useful life is shorter than our estimated useful life, the asset may deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Intangible Assets

        We estimate the useful lives of our intangible assets and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, the asset may deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

        We estimate the value of intangible assets based upon the present value of the future economic benefits expected to be derived from the assets. We assess the impairment of the identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the value of the intangible assets and goodwill has undergone an impairment that is other than temporary, a write-down of the value of the asset may be required.

Software Capitalization

        The value of capitalized software is dependent upon the ability to recover its value through future revenues from the sale of the software. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required.

        We estimate the useful life of our capitalized software and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Deferred Taxes

        We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. As of December 31, 2001, we had a valuation allowance equal to the entire amount of net deferred tax assets. If we had a valuation allowance less than the total deferred tax asset and we were to determine that we would not be able to realize all or part of the deferred tax asset, an adjustment would be charged to income in the period the determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made.

Results of Operations

        The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Year Ended December 31,
	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Cost of revenue (includes restructuring and other charges of 3.1% of revenue in 2001)	93.4	77.3	79.4

Gross profit	6.6	22.7	20.6
Operating expenses:
Selling, general and administrative expenses	81.9	78.5	76.1
Amortization of intangibles	77.9	43.8	4.9
Asset impairment charge	501.7	—	—
Restructuring and other charges	9.1	—	—
Write-off of acquired in-process research and development	4.2	25.0	—

Loss from operations	(668.2)	(124.6)	(60.4)
Interest income, net	6.7	14.0	4.4
Other income (expense), net	0.8	(1.8)	—

Loss from continuing operations before income taxes	(660.7)	(112.4)	(56.0)
Income tax benefit	68.6	—	—

Loss from continuing operations	(592.1)	(112.4)	(56.0)
Income from discontinued operations	—	0.2	2.3
Gain from sale of discontinued operations	—	7.9	12.9

Net loss	(592.1)%	(104.3)%	(40.8)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Total revenue increased by 29% or $15,771,000 from $54,983,000 in 2000 to $70,754,000 in 2001. Revenue from the sale of prepackaged medications increased by 19% or $8,105,000 from $41,567,000 in 2000 to $49,672,000 in 2001. Software and related services revenue increased by 57% or $7,666,000 from $13,416,000 in 2000 to $21,082,000 in 2001.

        The increase in prepackaged medication revenue reflects an increase in the dispensing of drugs with higher average selling prices and an increase in the volume of prepackaged medications sold due to new customers obtained through internal business generation and acquisition. Software and related services revenue in 2000 included $1,500,000 for services provided to IMS Health Incorporated. Aside from the effect of that revenue, the increase in software and related services revenue reflects increased sales of our TouchWorks product due primarily to our Channelhealth acquisition in 2001, offset by a decrease in revenue from our outsourcing business, in which we provided the staffing for dispensing medications at the customer's premises. We decided to exit the outsourcing business as part of our restructuring plan in 2001.

        Cost of revenue increased by 56% or $23,603,000 from $42,518,000 in 2000 to $66,121,000 in 2001 due to increased cost of implementation, training, and support for all of our software and related services, increased revenue from the sale of prepackaged medications, and increased amortization expense of acquired software. For the twelve months ended December 31, 2001, cost of revenue as a percentage of total revenue increased from 77.3% in the prior year period to 93.4%. This increase was primarily the result of $2,201,000 of restructuring and other charges recorded in 2001, software amortization expense arising from acquisitions made in 2000 and January 2001 and increased implementation costs for TouchWorks.

        Selling, general and administrative expenses for the twelve months ended December 31, 2001 increased by 34% or $14,725,000 from $43,183,000 in 2000 to $57,908,000 in 2001 due primarily to incremental expenses related to Channelhealth, which we acquired in January 2001, and MasterChart and Medifor, which we acquired during May 2000, additional spending to support increased revenue levels, and expenses for the development of information-based products and services. Selling, general and administrative expenses as a percentage of total revenue increased to 81.9% for the twelve months ended December 31, 2001 from 78.5% of total revenue in the prior year period.

        Amortization of intangibles for the twelve months ended December 31, 2001 increased by $31,033,000 from $24,062,000 in 2000 to $55,095,000 in 2001. The increase in amortization relates to the amortization of goodwill and other intangibles recorded in connection with acquisitions made in January 2001 and during 2000.

        For the twelve months ended December 31, 2001, we recorded expenses totaling $8,636,000 related to a restructuring plan initiated during the third quarter of 2001. Of the total restructuring and other charges, we recorded $6,435,000 as operating expenses and the remainder as cost of revenue. In addition, we recorded an asset impairment charge of $354,984,000 related to a reduction in the carrying value of purchased intangible assets and related goodwill from our acquisitions.

        The write-off of acquired in-process research and development of $3,000,000 for the twelve months ended December 31, 2001 relates to the Channelhealth acquisition. For the twelve months ended December 31, 2000, we recorded the immediate write-off of acquired in-process research and development related to the Medifor and Masterchart acquisitions in the amount of $13,729,000.

        Net interest income for the twelve months ended December 31, 2001 was $4,772,000 as compared to net interest income of $7,706,000 for the prior year period. The decrease relates to the use of funds from our public offering in March 2000 for operations, capital expenditures and acquisitions, as well as a decrease in the average interest rates earned on our investments as compared to the prior year period.

        Other income for the twelve months ended December 31, 2001 was $542,000 compared to other expense of $1,000,000 in 2000. The 2001 income reflects realized gains on the sale of marketable securities and a reduction in the estimated liability for unredeemed rebate obligations. The 2000 expense reflects a writedown of an investment in an early stage Internet software company focused on the college healthcare market.

        We recorded a benefit for income taxes for the twelve months ended December 31, 2001 of $48,544,000 related to the reversal of deferred tax liabilities originally established for non-goodwill intangibles resulting from the amortization and impairment write-down of these assets during the year. We have recorded no other provision or tax benefit for income taxes because we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a full valuation allowance for our net deferred tax assets.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Total revenue increased by 99% or $27,397,000 from $27,586,000 in 1999 to $54,983,000 in 2000. Revenue from prepackaged medications increased by 60% or $15,651,000 from $25,916,000 in 1999 to $41,567,000 in 2000. Software and related services revenue increased by 703% or $11,746,000 from $1,670,000 in 1999 to $13,416,000 in 2000.

        The increase in prepackaged medication revenue reflects general price inflation of brand and generic medications, increased sales of pre-packaged medications to new customers obtained through internal business generation and acquisition and increased utilization of the TouchScript product. The increase in software and services revenue reflects increased installations of TouchScript, revenue generated from our e-Detailing product, revenue generated by our Medifor and MasterChart acquisitions, and revenue generated from information services.

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

        Selling, general and administrative expenses for the twelve months ended December 31, 2000 increased by 106% or $22,208,000 from $20,975,000 in 1999 to $43,183,000 in 2000 due primarily to additional spending for sales and sales support personnel and related expenses needed to market and service TouchScript installations and our e-Detailing product, expenses related to MasterChart and Medifor operations, acquired during May 2000, and TeleMed operations, acquired during May 1999, additional spending for TouchScript and Internet product development personnel and related support expenses, and an increase in non-cash charges related to stock options issued to non-employees. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 78.5% for the twelve months ended December 31, 2000 from 76.1% of total revenue in the prior year period.

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

        Other expenses for the twelve months ended December 31, 2000 of $1,000,000 reflect a writedown of an investment in an early stage Internet software company focused on the college healthcare market.

        We recorded no provision or benefit for income taxes during 2000 and 1999 because the annual effective income tax rate was zero and we fully reserved our net deferred tax assets.

        The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations." The gain for the twelve months ended December 31, 2000 represents final payment of contingent consideration related to the sale. See "Discontinued Operations" below for a discussion of these operations.

Selected Quarterly Operating Results

        Our quarterly results of operations have generally been seasonal, with a greater proportion of our revenue typically occurring in the first and fourth quarters. This seasonality is primarily attributable to the fact that more prescriptions are written in the winter months.

        The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2001 and each item as a percentage of total revenue. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See "Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary."

	Quarter Ended
	2001				2000
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(unaudited)
	(In thousands)
Statements of Operations Data:
Revenue	$18,621	$16,415	$19,119	$16,599	$18,382	$14,838	$12,116	$9,647
Cost of revenue (1)	15,166	18,553	16,814	15,588	13,775	11,654	9,492	7,597

Gross profit	3,455	(2,138)	2,305	1,011	4,607	3,184	2,624	2,050
Operating expenses:
Selling, general and administrative expenses	12,952	14,873	15,176	14,907	11,866	11,624	10,748	8,945
Amortization of intangibles	201	18,478	18,628	17,788	9,025	9,020	5,443	574
Asset impairment charge	—	354,984	—	—	—	—	—	—
Restructuring and other charges	—	6,435	—	—	—	—	—	—
Write-off of acquired in-process research and development	—	—	—	3,000	—	—	13,729	—

Loss from operations	(9,698)	(396,908)	(31,499)	(34,684)	(16,284)	(17,460)	(27,296)	(7,469)
Interest income, net	824	1,032	1,267	1,649	2,004	2,247	2,272	1,183
Other income (expense), net	144	7	255	135	(1,000)	—	—	—

Loss from continuing operations before taxes	(8,730)	(395,869)	(29,977)	(32,900)	(15,280)	(15,213)	(25,024)	(6,286)
Income tax benefit	184	44,012	2,249	2,099	—	—	—	—

Loss from continuing operations	(8,546)	(351,857)	(27,728)	(30,801)	(15,280)	(15,213)	(25,024)	(6,286)
Income from discontinued operations	—	—	—	—	—	—	—	83
Gain from sale of discontinued operations	—	—	—	—	—	—	193	4,160

Net loss	$(8,546)	$(351,857)	$(27,728)	$(30,801)	$(15,280)	$(15,213)	$(24,831)	$(2,043)

(1)
Includes $2,201 related to restructuring and other charges recorded in the quarter ended September 30, 2001.

	Quarter Ended
	2001				2000
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(unaudited)
As a Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	81.4	113.0	87.9	93.9	74.9	78.6	78.3	78.7

Gross profit	18.6	(13.0)	12.1	6.1	25.1	21.4	21.7	21.3
Operating expenses:
Selling, general and administrative expenses	69.6	90.6	79.4	89.8	64.6	78.3	88.8	92.7
Amortization of intangibles	1.1	112.6	97.5	107.2	49.1	60.8	44.9	6.0
Asset impairment charge	—	2,162.6	—	—	—	—	—	—
Restructuring and other charges	—	39.2	—	—	—	—	—	—
Write-off of acquired in-process research and development	—	—	—	18.1	—	—	113.3	—

Loss from operations	(52.1)	(2,418.0)	(164.8)	(209.0)	(88.6)	(117.7)	(225.3)	(77.4)
Interest income, net	4.4	6.4	6.7	10.0	10.9	15.2	18.8	12.3
Other income (expense), net	0.8	—	1.3	0.8	(5.4)	—	—	—

Loss from continuing operations before taxes	(46.9)	(2,411.6)	(156.8)	(198.2)	(83.1)	(102.5)	(206.5)	(65.1)
Income tax benefit	1.0	268.1	11.8	12.6	—	—	—	—

Loss from continuing operations	(45.9)	(2,143.5)	(145.0)	(185.6)	(83.1)	(102.5)	(206.5)	(65.1)
Income from discontinued operations	—	—	—	—	—	—	—	0.8
Gain from sale of discontinued operations	—	—	—	—	—	—	1.5	43.1

Net loss	(45.9)%	(2,143.5)%	(145.0)%	(185.6)%	(83.1)%	(102.5)%	(205.0)%	(21.2)%

(1)
Includes 13.4% of revenue related to restructuring and other charges recorded in the quarter ended September 30, 2001.

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

        Operating results from discontinued operations were as follows:

	2001	2000	1999
	(In thousands)
Revenue	$—	$—	$14,292
Cost of revenue	—	—	13,378

Gross profit	—	—	914
Selling, general and administrative expenses	—	(83)	272

Operating income	—	83	642

Income from discontinued operations	$—	$83	$642

        The drop in activity during 2000 was due to the sale of the pharmacy benefit management business in March 1999, as noted above. Selling, general and administrative expenses in 2000 included the recovery of certain receivables for which we had previously fully reserved.

Liquidity and Capital Resources

        At December 31, 2001, our principal sources of liquidity consisted of $34,124,000 of cash and cash equivalents and $44,166,000 of marketable securities. We issued securities for net cash proceeds totaling $99,766,000 in 2000. We have used these capital resources to fund operating losses, working capital needs, capital expenditures, acquisitions and retirement of debt. At December 31, 2001, we had an accumulated deficit of $538,306,000.

        Net cash used in operating activities was $33,203,000 for the twelve months ended December 31, 2001. Cash used in operating activities resulted primarily from a loss from operations of $418,931,000. In addition, deferred taxes decreased by $48,544,000 due to a tax benefit recorded in connection with the asset impairment charge and the amortization of non-goodwill intangibles from acquisitions. These amounts were partially offset by a non-cash asset impairment charge of $354,984,000, and depreciation and amortization of $68,010,000 primarily related to amortization expenses as a result of recent acquisitions. A non-cash charge of $3,000,000 was recorded due to the write-off of in-process research and development costs related to the Channelhealth acquisition. In addition, restructuring and other charges, net of cash paid out, were recorded in the amount of $6,516,000. Accounts receivable, net of balances acquired in the purchase of Channelhealth, increased by $1,676,000 in the twelve months ended December 31, 2001, primarily due to increased sales volume. Other receivables, net of acquired balances, decreased by $4,047,000 primarily due to our receipt of a contract termination payment. Inventories increased by $1,539,000 in the twelve months ended December 31, 2001, due to increased sales levels and advance purchases of certain medications where we expected shortages. Accrued expenses and deferred revenue increased $1,771,000 primarily due to increased sales levels.

        Net cash used in investing activities was $9,209,000 for the twelve months ended December 31, 2001. Cash used in investing activities resulted primarily from net cash used for acquisitions of $5,305,000. In addition, net capital expenditures were $3,637,000 for the twelve months ended December 30, 2001 as a result of expenditures for electronic prescribing computer systems and capital outlays to support the future growth of our business. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

        Net cash provided by financing activities was $23,000 for the twelve months ended December 31, 2001 as a result of proceeds from the exercise of common stock options.

        At December 31, 2001, we had operating loss carryforwards available for federal income tax reporting purposes of approximately $126,273,000 and expect to generate taxable losses in 2002. The operating loss carryforwards expire from 2002 to 2021. Our ability to use these operating loss carryforwards to offset future taxable income depends on a variety of factors, including possible limitations under Internal Revenue Code Section 382. Section 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common shares, stock options, warrants and preferred shares.

        The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash in future periods.

	Total	Less Than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Non-cancelable operating leases	$2,906	$1,039	$1,636	$231
Non-cancelable capital leases	455	269	186	—

Total contractual cash obligations	$3,361	$1,308	$1,822	$231

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

Recent Accounting Pronouncements

        In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement requires that the fair value of a liability for obligations, required by law, associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

        In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" were issued. In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain criteria.

        SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and intangible assets with an indefinite life, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. The impairment test will involce a two-step process as follows:

  •
  Step 1—We will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

  •
  Step 2—We will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. We will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Retroactive application is not permitted.

        At December 31, 2001, we had unamortized goodwill of approximately $732,000 and unamortized identifiable intangible assets of approximately $4,783,000, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was approximately $44,000,000 and $20,400,000 for the twelve months ended December 31, 2001 and 2000, respectively. During 2001, we recorded an impairment charge of $354,984,000 reducing the carrying value of the acquired intangible assets and related goodwill. We have evaluated the impact that adoption of SFAS No. 142 may have on our financial statements, and we expect goodwill amortization to decrease by approximately $250,000 in 2002.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not expect that the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

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

        Our business model depends on our ability to sell our TouchWorks and physician education products and services to physicians and other healthcare providers and to generate usage by a large number of physicians. We have not achieved this goal with previous or currently available versions of our TouchWorks and physician education products and services. Physician acceptance of our products and services will require physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians will integrate our products and services into their office work flow or that participants in the pharmaceutical healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the pharmaceutical healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians and other healthcare participants or to position our services as a preferred method for pharmaceutical healthcare delivery and information management, our prospects for growth will be diminished.

We are currently experiencing losses and we may not become profitable in the future.

        We are currently experiencing losses and cannot assure you that we will become profitable in the foreseeable future, if ever. For the year ended December 31, 2001, we had a net loss of $418,931,000. We cannot be certain that we will achieve profitability, and even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Because our business model is new and unproven, our operating history is not indicative of our future performance, and our business is difficult to evaluate.

        Because we have not yet successfully implemented our business model, which changed substantially in connection with our acquisition of Channelhealth, we do not have an operating history upon which you can evaluate our prospects, and you should not rely upon our past performance to predict our future performance. The long-term success of our acquisition of Channelhealth will depend in part on the success of strategic relationships and the strategic alliance between us and IDX Systems. We are unable to predict whether the goals of those relationships will be achieved. Accordingly, our operating history is not necessarily indicative of our future performance under our new business model. In attempting to implement our business model, we are significantly changing our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below.

Our business will be harmed if we cannot maintain the strategic alliance agreement and the cross license agreement with IDX.

        In connection with the Channelhealth acquisition, we entered into a 10-year strategic alliance agreement with IDX pursuant to which Allscripts and IDX agreed to coordinate product development and align our respective marketing processes. Under this agreement IDX granted us the exclusive right to market, sell, license and distribute ambulatory point-of-care and clinical application products to IDX customers. This agreement does not, however, limit IDX's continued development and distribution of its own "LastWord" or radiology products and services. Our business strategy includes targeting current and prospective IDX customers and their affiliates. If we fail to successfully implement that business strategy, we may not be able to achieve projected results or support the price paid for Channelhealth. If the strategic alliance agreement is terminated, we would lose access to an important customer base. After the expiration or termination of the strategic alliance agreement, we may not be able to align with another company to market and distribute our products on as favorable a basis as that represented by the IDX strategic alliance. This would harm our growth and revenue. In addition, prior to the termination of this agreement, we cannot allow certain specified IDX direct competitors to market, distribute or sell our services, even if that agreement would benefit our business.

        Upon completion of the Channelhealth acquisition, Channelhealth entered into an amended and restated cross license and software maintenance agreement with IDX pursuant to which Channelhealth granted IDX a license to use, market and sublicense its products combined with IDX products, and IDX granted Channelhealth a license to use, market and sublicense IDX software for use with Channelhealth products. If this agreement is terminated, Channelhealth will not have access to IDX software, which would harm our ability to integrate our services with IDX systems and provide real-time data synchronization. This would make our systems less desirable to IDX customers and would harm our business.

Our growth and revenues could suffer if we are unable to enter into and maintain relationships with IDX customers.

        We seek to increase our subscriber base through targeting provider organizations that use IDX practice management systems or other IDX services, and affiliates of these organizations. Our services use the Web FrameWork technology, which we license from IDX, and which enables our software applications and services to be tightly integrated with IDX practice management systems and provide real-time synchronization of data. If our relationship with IDX terminates, our services might not be as attractive to IDX customers and we may not have access to this potential customer base. In such an event, IDX might enter into arrangements that would allow our competitors to utilize IDX technology and IDX could compete against us. If any of these situations were to occur, our expected revenues may be lower, our business may be harmed and our stock price may fall.

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

  •
  extend the reach of our products and services to a larger number of physicians and to other participants in the healthcare industry;

  •
  develop and deploy new products;

  •
  further enhance the Allscripts brand; and

  •
  generate additional revenue.

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

        The length of the sales cycle for our current TouchWorks product and physician education services depend on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, and is difficult to predict. Our marketing efforts with respect to large healthcare organizations generally involve a lengthy sales cycle due to these organizations' complex decision-making processes. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

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

        Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Glen E. Tullman, our Chairman, President and Chief Executive Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves our employment we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our business, financial condition and results of operations.

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

        Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition, operating results and prospects. We have taken, and, if an impairment occurs, could take, charges against earnings in connection with acquisitions. The costs and expenses incurred may exceed the estimates upon which we based these charges.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position will suffer.

        Our business plan is predicated on our proprietary systems and technology, including TouchWorks and physician education products. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of technology. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

        We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive products. While we do not believe that we have infringed or are infringing on any valid proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

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

        To succeed, we must be able to operate our systems without interruption. Certain of our communications and information services are provided through our service providers. Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including:

  •
  power loss and telecommunications failures;

  •
  software and hardware errors, failures or crashes;

  •
  computer viruses and similar disruptive problems; and

  •
  fire, flood and other natural disasters.

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

If our security is breached, we could be subject to liability, and customers could be deterred from using our services.

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

        It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to liability. We may have to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information. In addition, we could incur additional expenses to comply with the new rules recently published by the U.S. Department of Health and Human Services regarding the use of personal information, with which most entities subject to those rules are required to be in compliance by April 14, 2003.

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

        We depend on independent content and service providers for many of the benefits we provide through our TouchWorks system and our physician education applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews and the routing of transaction data to third-party payers. Any problems with our providers that result in interruptions of our services or a failure of our services to function as desired could damage our reputation in the marketplace and have a material adverse effect on our results of operations. We may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

        We also expect to rely on independent content providers for the majority of the clinical, educational and other healthcare information that we plan to provide on our web site. In addition, we will depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. Any failure by these parties to develop and maintain high quality, attractive content could impair the value of the our brand and our results of operations.

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

        We are a defendant in numerous multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. In the event we are found liable in any lawsuits filed against us, and if our insurance coverage were inadequate to satisfy these liabilities, it could have a material adverse effect on our financial condition. See "Legal Proceedings".

If our principal supplier fails or is unable to perform its contract with us, we may be unable to meet our commitments to our customers.

        We currently purchase a majority of the medications that we repackage from AmerisourceBergen. If we do not meet certain minimum purchasing requirements, AmerisourceBergen may increase the prices that we pay under this agreement, in which case we would have the option to terminate the agreement. Although we believe that there are a number of other sources of supply of medications, if AmerisourceBergen fails or is unable to perform under our agreement, particularly at certain critical times during the year, we may be unable to meet our commitments to our customers, and our relationships with our customers could suffer.

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

  •
  Electronic Prescribing. The use of our TouchWorks software by physicians to perform electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. The application of these laws to our business is uncertain because many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. The laws of many jurisdictions neither specifically permit nor specifically prohibit electronic transmission of prescription orders. Future regulation of these areas may adversely affect us.

  •
  Licensure. As a repackager and distributor of drugs, we are subject to regulation by and licensure with the United States Food and Drug Administration, the United States Drug Enforcement Administration and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA's "good manufacturing practice" regulations. Because the FDA's good manufacturing practice regulations were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce. Both the FDA and the DEA have the right, at any time, to inspect our facilities and operations to determine if we are operating in compliance with the requirements for licensure and all applicable laws and regulations. In August of 1998, we received an FDA warning letter, like many other drug repackagers, alleging violations of FDA regulations, including the good manufacturing practice regulations. We subsequently implemented procedures intended to address many of the concerns raised by the FDA in that letter and believe that our compliance with FDA regulations meets or exceeds the standard in the drug repackaging industry. We were subsequently inspected in August of 2001 and had no warning letter issued as a result of that inspection. We also believe that we possess all licenses required to operate our business. If, however, we do not maintain all necessary licenses, or the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations against drug repackagers or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down.

  •
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

  •
  Stark II. Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as "Stark II," applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. We believe that the physicians who use our TouchWorks system or dispense drugs distributed by us are doing so in material compliance with Stark II, either pursuant to an in-office ancillary services exception or another applicable exception. While our physician customers currently do not, to any significant degree, dispense drugs that are reimbursable by Medicare or Medicaid, if they were to and if it were determined that the physicians who use our system or dispense pharmaceuticals purchased from us were not in compliance with Stark II, it could have a material adverse effect on our business, results of operations and prospects.

  •
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

  •
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

  •
  Patient Information. Existing federal and state laws and regulations regulate the disclosure of confidential medical information, including information regarding conditions like AIDS, substance abuse and mental illness. In addition, the U.S. Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) published in December of 2000 the federal regulation entitled Standards for Privacy of Individually Identifiable Health Information (the Privacy Rule) regarding the disclosure of confidential medical information. The date for compliance with the Privacy Rule by most entities subject to it is April 14, 2003. There is uncertainty as to how the Privacy Rule will be interpreted. Further, the Privacy Rule and its interpretation are subject to change from time to time. In the event that the Privacy Rule is interpreted in a way that requires material change to the way in which we do business, it could have a material adverse effect on our business, results of operations and prospects. As part of the operation of our business, our customers do provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for handling of confidential medical information we receive. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of confidential medical information, we could be subject to liability, fines and lawsuits, or our operations could be shut down.

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

  •
  actual or anticipated variations in our quarterly operating results;

  •
  announcements of technological innovations or new services or products by us or our competitors;

  •
  changes in financial estimates by securities analysts;

  •
  conditions and trends in the electronic healthcare information, Internet, e-commerce and pharmaceutical markets; and

  •
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

Our quarterly operating results may vary.

        Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products and services, the sales, installation and implementation cycles for our TouchWorks system and physician education products and services and other factors described in this "Risk Factors" section of this report. For example, all other factors aside, sales of our prepackaged medications have historically been highest in the fall and winter months. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

We may have substantial sales of our common stock that could cause our stock price to fall.

        Our common stock began trading on the Nasdaq National Market on July 23, 1999; however, until recently there has been a limited number of shares trading in the public market. A substantial number of our shares has and will continue to become eligible for public sale, and sales of a substantial number of shares of our common stock could cause our stock price to fall.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

        The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially own or control 15,603,338 shares or 39.8% of the outstanding common stock as of February 28, 2002. If our executive officers and directors choose to act or vote together, they will have the power to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As of December 31, 2001, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of December 31, 2001, we had cash, cash equivalents and marketable securities in financial instruments of $78,290,000. Maturities range from less than one month to approximately 12 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of December 31, 2001, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income by approximately $783,000.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders
Allscripts Healthcare Solutions, Inc.:

        We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Chicago, Illinois
February 11, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and
    Stockholders of Allscripts
    Healthcare Solutions, Inc.:

        In our opinion, the consolidated statements of operations, of cash flows and of stockholders' equity (deficit) and comprehensive income (loss) for the year ended December 31, 1999 listed in the index appearing under Item 14(a)(1) on page 69 present fairly, in all material respects, the results of operations and cash flows of Allscripts Healthcare Solutions, Inc. (formerly Allscripts, Inc.) and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 17, 2000

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$34,124	$76,513
Marketable securities	6,352	20,663
Accounts receivable, net of allowances of $4,691 in 2001 and $4,384 in 2000	13,811	13,850
Other receivables	1,372	1,291
Inventories	6,225	5,290
Prepaid assets	2,573	1,364
Other current assets	389	360

Total current assets	64,846	119,331
Long-term marketable securities	37,814	22,661
Fixed assets, net	8,501	11,792
Intangible assets, net	5,516	149,690
Other assets	767	1,946

Total assets	$117,444	$305,420

LIABILITIES
Current liabilities:
Accounts payable	$5,626	$7,046
Accrued expenses	3,113	2,769
Accrued compensation	2,873	2,525
Accrued restructuring and other charges	2,991	—
Deferred revenue	3,882	1,877

Total current liabilities	18,485	14,217
Other non-current liabilities	325	228

Total liabilities	18,810	14,445

STOCKHOLDERS' EQUITY
Preferred stock:
Undesignated, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and December 31, 2000	—	—
Common stock:
$0.01 par value, 150,000,000 shares authorized; 38,050,001 shares issued, 38,015,536 shares outstanding at December 31, 2001; 29,138,619 shares issued, 29,104,154 shares outstanding at December 31, 2000	381	291
0 and 278,646 shares issued and held pursuant to business combinations at December 31, 2001 and 2000, respectively	—	3
Additional paid-in capital	636,755	411,081
Unearned compensation	(404)	(1,097)
Treasury stock at cost:
34,465 common shares at December 31, 2001 and December 31, 2000	(68)	(68)
Accumulated deficit	(538,306)	(119,375)
Accumulated other comprehensive income	276	140

Total stockholders' equity	98,634	290,975

Total liabilities and stockholders' equity.	$117,444	$305,420

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Prepackaged medications	$49,672	$41,567	$25,916
Software and related services	21,082	13,416	1,670

Total revenue	70,754	54,983	27,586
Cost of revenue:
Prepackaged medications	41,532	32,983	20,719
Software and related services	22,388	9,535	1,190
Restructuring and other charges	2,201	—	—

Total cost of revenue	66,121	42,518	21,909

Gross profit	4,633	12,465	5,677
Selling, general and administrative expenses	57,908	43,183	20,975
Amortization of intangibles	55,095	24,062	1,351
Asset impairment charge	354,984	—	—
Restructuring and other charges	6,435	—	—
Write-off of acquired in-process research and development	3,000	13,729	—

Loss from operations	(472,789)	(68,509)	(16,649)
Interest income	5,055	7,877	1,499
Interest expense	(283)	(171)	(283)
Other income (expense)	542	(1,000)	—

Loss from continuing operations before income taxes	(467,475)	(61,803)	(15,433)
Income tax benefit	48,544	—	—

Loss from continuing operations	(418,931)	(61,803)	(15,433)
Income from discontinued operations	—	83	642
Gain from sale of discontinued operations	—	4,353	3,547

Net loss	(418,931)	(57,367)	(11,244)
Accretion of mandatory redemption value of preferred shares and accrued dividends on preferred shares	—	—	(2,198)

Net loss attributable to common stockholders	$(418,931)	$(57,367)	$(13,442)

Per-share data—basic and diluted:
Loss from continuing operations (including accretion and accrued dividends on preferred shares)	$(11.07)	$(2.22)	$(1.20)
Income from discontinued operations	—	0.00	0.04
Gain from sale of discontinued operations	—	0.16	0.25

Net loss attributable to common stockholders	$(11.07)	$(2.06)	$(0.91)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	37,835	27,900	14,718

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Preferred Stock		Common Stock				Treasury Stock			Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Unearned Compensation			Accumulated Deficit			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balance at December 31, 1998	8,718,768	$8,719	8,358,654	$84	$15,468	$(231)	34,465	$(68)	$(50,764)	$—	$(26,792)	$—
Issuance of 204,771 shares of common stock in connection with acquisition			204,771	2	2,570						2,572
Issuance of 961,541 shares of common stock under option agreements			961,541	9	797						806
Expense related to warrants granted to non-employee					30						30
Issuance of 7,000,000 shares of common stock in initial public offering, net of offering expenses			7,000,000	70	102,639						102,709
Payment of fractional shares in connection with reverse stock split					(6)						(6)
Issuance of 4,699,130 shares of common stock under warrant agreements			4,699,130	47	367						414
Issuance of 19,958 shares of common stock under a contingent payment obligation			19,958	0	319						319
Conversion of convertible preferred stock to common stock at initial public offering	(8,718,768)	(8,719)	2,977,483	30	8,689						—
Other capital contribution					12						12
Unearned compensation expense					1,850	(1,850)					—
Compensation expense						449					449
Expense related to options granted to non-employees					293						293
Cumulative dividends in arrears on Series H redeemable preferred stock					(407)						(407)
Cumulative dividends in arrears on Series I redeemable preferred stock					(425)						(425)
Cumulative dividends in arrears on Series J redeemable preferred stock					(572)						(572)
Accretion of mandatory redemption value of preferred stock					(794)						(794)
Net loss for the year ended December 31, 1999									(11,244)		(11,244)	(11,244)

Comprehensive loss												(11,244)

Balance at December 31, 1999	—	—	24,221,537	242	130,830	(1,632)	34,465	(68)	(62,008)	—	67,364

	Preferred Stock		Common Stock				Treasury Stock			Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Unearned Compensation			Accumulated Deficit			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Shares	Amount			Total
Issuance of 214,794 shares of common stock to IMS			214,794	$2	$9,981						$9,983
Issuance of 2,641,215 shares of common stock in connection with acquisitions and option conversions			2,641,215	26	169,044						169,070
Issuance of 1,452,000 shares of common stock in public offering, net of offering expenses			1,452,000	15	99,751						99,766
Issuance of 844,083 shares of common stock under option agreements			844,083	8	714						722
Issuance of 43,636 shares of common stock under warrant agreements			43,636	1	19						20
Compensation expense						$535					535
Compensation expense—non-employee					751						751
Other, net					(9)						(9)
Comprehensive income (loss):
Net loss for the year ended December 31, 2000									$(57,367)		(57,367)	$(57,367)
Other comprehensive income-unrealized gain on marketable securities, net of tax of $93										$140	140	140

Comprehensive income (loss).												(57,227)

Balance at December 31, 2000.	—	—	29,417,265	294	411,081	(1,097)	34,465	$(68)	(119,375)	140	290,975
Issuance of 8,592,996 shares of common stock in connection with acquisitions and option conversions			8,592,996	86	225,844						225,930
Issuance of 38,921 shares of common stock under option agreements			38,921	1	22						23
Issuance of 819 shares of common stock under warrant agreements			819	—	—						—
Compensation expense					(197)	693					496
Compensation expense—non-employee					5						5
Comprehensive income (loss):
Net loss for the year ended December 31, 2001									(418,931)		(418,931)	(418,931)
Other comprehensive income-unrealized gain on marketable securities, net of tax of $91										136	136	136

Comprehensive income (loss).												$(418,795)

Balance at December 31, 2001.	—	$—	38,050,001	$381	$636,755	$(404)	34,465	$(68)	$(538,306)	$276	$98,634

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(418,931)	$(57,367)	$(11,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,010	28,632	2,517
Gain on sale of discontinued operations	—	(4,353)	(3,547)
Expense from issuance of equity instruments to non-employees	—	751	323
Write-off of in process research and development	3,000	13,729	—
Restructuring and other charges, net of cash paid	6,517	—	—
Write-down of investment	—	1,000	—
Non-cash compensation expense	501	535	449
Realized gain on investments	(348)	—	—
Asset impairment charge	354,984	—	—
Deferred taxes	(48,544)	—	—
Other non-cash charges	—	—	319
Provision for doubtful accounts	994	980	(633)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,676)	(8,449)	4,828
Other receivables	4,047	(951)	—
Inventories	(1,539)	(1,525)	(1,353)
Prepaids and other current assets	(490)	(2,782)	(604)
Accounts payable	(1,420)	2,143	(3,999)
Accrued compensation	143	540	261
Accrued expenses and deferred revenue	1,771	2,003	(10)
Other non-current liabilities	(222)	135	—

Net cash used in operating activities	(33,203)	(24,979)	(12,693)

Cash flows from investing activities:
Capital expenditures	(3,637)	(9,351)	(4,428)
Purchase of marketable securities	(53,635)	(61,112)	(15,049)
Maturities of marketable securities	53,368	33,296	—
Proceeds from sale of discontinued operations	—	4,353	7,472
Cash provided by (used for) acquisitions, net of acquired cash	(5,305)	(13,223)	46
Purchase of investment	—	(1,000)	—

Net cash used in investing activities	(9,209)	(47,037)	(11,959)

Cash flows from financing activities:
Proceeds from public offering, net	—	99,766	102,709
Borrowings under line of credit	—	—	1,400
Payments under line of credit	—	(2,464)	(5,400)
Payments for preferred stock redemptions	—	—	(34,745)
Payment of notes payable	—	(59)	(650)
Proceeds from exercise of common stock warrants	—	20	414
Proceeds from issuance of common stock to IMS	—	9,983	—
Proceeds from exercise of common stock options	23	722	806
Share and debt issue costs	—	—	(45)
Other capital contribution	—	—	12
Payment of fractional shares	—	—	(6)

Net cash provided by financing activities	23	107,968	64,495

Net (decrease) increase in cash and cash equivalents	(42,389)	35,952	39,843
Cash and cash equivalents, beginning of year	76,513	40,561	718

Cash and cash equivalents, end of year	$34,124	$76,513	$40,561

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

        Allscripts Healthcare Solutions, Inc. (formerly Allscripts, Inc.) and its wholly owned subsidiaries, Allscripts, Inc., Channelhealth Incorporated, Telemed Corp., Masterchart, Inc., Medifor, Inc., Allscripts Pharmacy Centers, Inc., Prescription Management Company, Inc., Physician Dispensing Systems, Inc., and Compumed, Inc., (collectively referred to as "Allscripts"), provide physicians with decision support systems designed to improve the quality and cost effectiveness of healthcare.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash, Cash Equivalents and Marketable Securities

        Cash and cash equivalents balances at December 31, 2001 and December 31, 2000 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts' cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of our cash equivalents, short-term marketable securities and long-term marketable securities are as follows:

	December 31,
	2001	2000
	(In thousands)
Cash equivalents:
Money market funds	$608	$15
U.S. government and agency debt obligations	3,480	—
Corporate debt securities	25,089	68,620

	29,177	68,635
Short-term marketable securities:
Corporate debt securities	6,352	20,663
Long-term marketable securities:
U.S. government and agency debt obligations	15,775	—
Corporate debt securities (contractual lives ranging from 1-12 years)	22,039	22,661

Total cash equivalents and marketable securities	$73,343	$111,959

        Gross unrealized gains were $3,000 and $457,000 under current and long-term marketable securities, respectively, as of December 31, 2001. Gross unrealized gains were $24,000 and $209,000 under current and long-term marketable securities, respectively, as of December 31, 2000. Gross realized gains were $348,000 for the year ended December 31, 2001. Gross realized gains and losses were immaterial for the years ended December 31, 2000 and 1999. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the designation at each balance sheet date. As of December 31, 2001 and 2000, marketable debt securities were classified as available-for-sale and carried at their fair value, with the unrealized gains and losses reported net-of-tax in a separate component of stockholders' equity.

        Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Website Costs

        Allscripts' website costs consist of the costs to develop features that enable users to perform functions on-line, hosting costs and costs to develop content and graphics. Allscripts has adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." At December 31, 2001 and 2000, approximately $142,000 and $286,000, respectively, was capitalized for the development of Allscripts' website and was included in property and equipment. These costs are being amortized over the expected life of the website, which is two years. Costs associated with content changes and maintenance incurred subsequent to the launch of the website have been expensed as incurred.

Intangible Assets

        Intangible assets, which are stated at cost, consist of software rights, customer lists, trademarks and goodwill. Allscripts' policy is to amortize intangible assets using the straight-line method over the remaining estimated economic life of those assets, including the period being reported on.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Allscripts accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated fair value of assets is determined by estimating the present value of future cash flows expected to be generated by the asset. The discount rate used is Allscripts' expected rate of return, which is equivalent to that used in valuations performed by third parties for the original asset valuation. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

        Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use in accordance with FAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, material related software development costs are capitalized. However, these costs for previous versions of Allscripts' software were written off because the recoverability was uncertain since market acceptance of the software had not been achieved. During 2001, development costs in the amount of $52,000 were capitalized for the release of the current version of TouchWorks. Software development costs of $8,008,000, $3,774,000 and $1,417,000 have been expensed in 2001, 2000 and 1999, respectively. The costs of purchased software are amortized using the greater of the straight-line method over an estimated useful life of three years or the ratio of current gross revenues to the total of current and anticipated gross revenues for the product.

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

Stock Based Compensation

        Allscripts follows FAS No. 123, "Accounting for Stock Based Compensation". As allowed by FAS 123, Allscripts has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans. Allscripts has adopted the disclosure provisions required by FAS 123.

Revenue Recognition

        Allscripts' revenue is primarily derived from the sale of medications for dispensing at the point of care. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the guidelines of FAS 48, "Revenue Recognition When Right of Return Exists." Revenue from the sale of medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products when no obligations remain and collection of the receivable is probable.

        Revenue is also generated from sales of software licenses and related consulting services as well as from subscriptions for software and hardware.

        Revenue from software licensing arrangements requiring significant installation and configuration is accounted for under SOP 81-1 "Accounting for Performance of Construction—Type Contracts and Certain Production—Type Contracts." Revenue is recognized on an output basis as contract milestones are reached provided that the fee is fixed and determinable and collection of the resulting receivable is considered probable. Maintenance and support revenue from these agreements is recognized over the term of the support agreement based on the fair value of the maintenance revenue, which is generally based on contracted renewal rates. For agreements whose payment terms extend beyond twelve months, revenue is recognized as amounts become due and payable upon invoicing, not to exceed the value of revenue supported by milestones reached.

        As of December 31, 2001, there was $694,000 of revenue earned on contracts in excess of billings and $1,145,000 of billings in excess of revenue earned on contracts in progress. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

        Revenue from software licensing arrangements not requiring significant installation and configuration is accounted for under SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue is recognized upon shipment of the software or as services are performed provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the resulting receivable is considered probable. The revenue to be recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. For agreements where payment terms extend beyond twelve months, the entire arrangement is recognized as the customer is billed over the term of the agreement.

        Revenue from stand-alone service contracts is recognized as services are performed.

        Revenue from physician education products is recognized as physician participation occurs.

Manufacturer Rebates

        Rebates from suppliers are recorded as a reduction of cost of revenue and are recognized on an estimated basis upon shipment of the product to customers. The difference between the amount estimated and the amount actually received is reflected prospectively as a change of estimate. These revisions have not been material.

Advertising Costs

        Allscripts recognizes all advertising costs as incurred. Advertising expense was $359,000, $1,006,000 and $118,000 in 2001, 2000 and 1999, respectively.

Comprehensive Income

        Allscripts accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income". FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Allscripts has reported unrealized gains/(losses) on certain investments as other comprehensive income. The reclassification adjustment on unrealized gains on marketable securities for the twelve months ended December 31, 2001, was $124,000, net of taxes of $83,000.

Net Loss Per Share

        Allscripts accounts for net loss per share in accordance with FAS No. 128, "Earnings per Share". FAS 128 requires the presentation of "basic" loss per share and "diluted" loss per share. Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

        In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock, all outstanding convertible preferred shares and debentures on an if-converted basis and contingent share payment obligations from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented.

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

        Shares of common stock issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were as follows at December 31:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Stock options	6,571	3,728	2,587
Warrants	8	19	64
Convertible notes	—	—	14

Total	6,579	3,747	2,665

        Additionally, the net loss applicable to common stockholders for the years ended December 31, 2001, 2000 and 1999 would have been decreased by adding back interest expense related to the convertible notes of approximately $0, $0, and $5,000, respectively.

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

Risks and Uncertainties

        Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash and cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with one major commercial bank and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

        Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements if appropriate. All revenue is derived from customers located in the United States. All long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in 2001, 2000, or 1999.

        The provision for doubtful accounts aggregated $994,000 and $980,000 in 2001 and 2000, respectively. Allscripts recorded a net credit to income aggregating $633,000 in 1999 due to the collection of receivables, which had been reserved as being uncollectable in previous periods.

        Allscripts purchases a majority of its drug inventories under a contractual agreement with one wholesaler/distributor. In 2001, 2000 and 1999, purchases of inventory from this wholesaler/distributor approximated 68%, 65%, and 73%, respectively, of all inventory purchases during each year. At December 31, 2001 and 2000, approximately 44% and 41%, respectively, of accounts payable related to these purchases. Allscripts is exposed to risk of loss of revenue and/or customers in the event of breach of contract or nonperformance by this wholesaler/distributor resulting in restriction of or diminished availability of inventory from this wholesaler/distributor. However, Allscripts does not anticipate that a breach of contract or any nonperformance will occur, but, in the event it did, Allscipts believes that there are several other available wholesalers/distributors which would be able to provide the necessary resources to Allscripts on a timely basis such that no material loss would occur.

Derivative Instruments

        In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133, as amended, establishes methods of accounting for derivative financial statements and hedging activities related to those instruments, as well as other hedging activities, and became effective in the first quarter of 2001. Allscripts currently does not invest in derivative investments and does not engage in hedging activities. Allscripts' adoption of FAS 133 in the first quarter of 2001 did not have a material effect on its consolidated financial position or results of operations.

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

3.    Business Combinations

        On January 8, 2001, Allscripts acquired Channelhealth in exchange for 8,592,996 shares of common stock with a fair value of approximately $218,400,000 and the issuance of approximately 493,000 common stock options in replacement of Channelhealth common stock options with a fair value of approximately $7,600,000. Transaction costs incurred were approximately $5,000,000. A deferred tax liability of $48,400,000, based on the tax effects of non-goodwill intangibles related to the acquisition, was recorded. Allscripts will pay additional stock-based consideration if certain revenue targets are achieved during 2002, which may result in the recording of additional purchase price. The business combination was accounted for using the purchase method of accounting and Channelhealth's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $3,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged to operations during the three months ended March 31, 2001. Allscripts recorded approximately $2,000,000 of net tangible assets in connection with the acquisition. In addition, approximately $27,000,000 of the purchase price was allocated to acquired software. Approximately $91,000,000 of the purchase price was allocated to a strategic alliance agreement and is amortized on a straight-line basis over the term of the agreement, which is ten years. Approximately $153,300,000 of the purchase price was allocated to trade names, goodwill, and assembled workforce. The asset impairment charge recorded during the three months ended September 30, 2001 includes a write-down of these assets to their current carrying value of approximately $5,000,000.

        The following unaudited pro forma consolidated statements of operations for the years ended December 31, 2001 and 2000 assume the Channelhealth acquisition had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma financial statements have been prepared for comparative purposes only and do not purport to be indicative of what Allscripts' operating results would have been had the acquisitions actually taken place at the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated operating results.

        The pro forma information below excludes the impact of non-recurring charges related to an immediate expensing of acquired in-process research and development. The pro forma weighted-

average shares include 8,592,996 shares issued as consideration for the Channelhealth acquisition as if they had been issued as of January 1 of each period presented.

	Year Ended December 31,
	2001	2000
	(Unaudited)
	(In thousands, except per-share data)
Revenue	$70,754	$57,621
Loss from continuing operations	(421,062)	(112,396)
Income from discontinued operations	—	83
Gain from sale of discontinued operations	—	4,353

Net loss	$(421,062)	$(107,960)

Per-share data—basic and diluted:
Loss from continuing operations	$(11.08)	$(3.08)
Income from discontinued operations	—	0.00
Gain from sale of discontinued operations	—	0.12

Net loss	$(11.08)	$(2.96)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	37,999	36,493

        On May 17, 2000, Allscripts acquired Medifor, Inc., a provider of computerized patient and physician education products. In exchange for all of the outstanding common and preferred A and B stock of Medifor, Allscripts issued 935,858 shares of its common stock with a fair value of approximately $34,400,000. In addition, Allscripts issued 142,786 common stock options in replacement of Medifor common stock options with a fair value of approximately $4,200,000. The fair value of the replacement common stock options was estimated using the Black-Scholes model. The business combination was accounted for using the purchase method of accounting and Medifor's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $8,700,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during 2000. Trademarks and goodwill were recorded totaling $30,300,000. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The entire balance of intangibles and goodwill from the Medifor acquisition was written off as part of the asset impairment charge recorded during 2001.

        On May 9, 2000, Allscripts acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology. In exchange for all of the outstanding common stock of MasterChart, Allscripts issued 1,617,873 shares of its common stock with a value of approximately $127,400,000 and paid cash of approximately $5,000,000. The business combination was accounted for using the purchase method of accounting and MasterChart's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $5,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during the three months ended

June 30, 2000. In addition, approximately $4,600,000 of the purchase price was allocated to acquired software and is being amortized on a straight-line basis over two years, the software's estimated useful life. Trademarks and goodwill totaled approximately $125,600,000. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired. The asset impairment charge recorded during 2001 reduced the carrying value of the intangible assets and goodwill to approximately $200,000.

        In 2000, Allscripts completed another acquisition through the issuance of 87,484 shares of its common stock with a value of approximately $3,000,000 and a payment of $8,000,000 in cash. The business combination was accounted for using the purchase method of accounting, and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of approximately $10,800,000, which represents the excess of the purchase price over the fair value of the acquired net assets. The operating results of this acquisition were not material. The asset impairment charge recorded during 2001 reduced the carrying value of the goodwill to approximately $500,000.

        In 1999, Allscripts completed acquisitions through the issuance of 204,771 shares of its common stock valued at approximately $2,572,000 and a promissory note in the principal amount of $650,000, bearing interest at 6% per year and payable upon the consummation of an initial public offering. The business combinations were accounted for using the purchase method of accounting, and the results of operations have been included in the consolidated financial statements subsequent to the dates of acquisition. The acquisitions resulted in goodwill of approximately $3,830,000, which represents the excess of the purchase price over the fair value of the acquired net assets and was completely amortized during 2001. The promissory note, including accrued interest of $3,000, was repaid in August 1999.

        The income approach was the primary technique utilized in valuing the purchased in-process research and development in the acquisitions described above. The income approach focuses on the income-producing capability of the acquired assets and best represents the present value of the future economic benefits expected to be derived from these assets. The approach included, but was not limited to, an analysis of (i) the expected cash flows attributable to the in-process research and development projects; (ii) the risks associated with achieving such cash flows; (iii) the completion costs for the projects, and (iv) the stage of the completion of each project.

4.    Fixed Assets

        Fixed assets as of December 31 consist of the following:

	Estimated Useful Life	2001	2000
		(In thousands)
Office furniture and equipment	2-7 years	$10,487	$7,093
Service assets	2 years	10,575	10,619
Production and warehouse equipment	7 years	1,103	1,159
Leasehold improvements	4 years	1,486	1,477
Website development costs	2 years	397	286

		24,048	20,634
Less accumulated depreciation and amortization		15,547	8,842

Fixed assets, net		$8,501	$11,792

        Depreciation and amortization expense was approximately $7,216,000, $3,411,000 and $980,000 in 2001, 2000 and 1999, respectively.

        Service assets include equipment placed with customers for their use in running Allscripts' software. At December 31, 2001 and 2000, service assets included $2,689,000 and $2,970,000, respectively, of assets at physician sites in various stages of installation for which depreciation had not begun. Amounts deemed necessary to reserve for write-downs to fair value on returned equipment are included in accumulated depreciation and amortization.

5.    Intangible Assets and Impairments

        Intangible assets as of December 31 consist of the following:

	Estimated Useful Life	2001	2000
		(In thousands)
Acquired software	2-3 years	$149	$4,678
Strategic agreements	10 years	4,825	—
Trademarks	5 years	—	26,104
Customer lists	4-5 years	—	3,563
Goodwill	2-8 years	796	152,656

		5,770	187,001
Less accumulated amortization		254	37,311

Intangibles, net		$5,516	$149,690

5.    Intangible Assets and Impairments (Continued)

        During the twelve months ended December 30, 2001, certain events and changes in circumstances caused Allscripts to conduct a review of the carrying value of its goodwill and purchased intangible assets. These events include: (1) the consolidation and integration of Allscripts' software products and related service organization (2) a restructuring plan, including workforce reduction, initiated in July 2001, and (3) changes in the business climate, which have generated the valuation declines of healthcare information technology and e-health companies. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets.

        The goodwill and intangible assets acquired in the purchase of Channelhealth, Masterchart, Medifor and other acquisitions were determined to be impaired. The resulting impairment charge totaled $354,984,000 and was reported as a component of operating expenses

        A summary of the asset impairment charge is outlined as follows (in thousands):

Impairment Charge
Goodwill	$227,026
Strategic agreements	79,593
Software	24,328
Trade names	22,326
Assembled workforce	1,711

Total	$354,984

6.    Restructuring and Other Charges

        In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization; prioritize its initiatives around high-growth areas of its business; focus on profitability; reduce operating expenses; improve efficiencies in light of recent acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan includes workforce and overhead reduction and the termination of certain unprofitable agreements and customer relationships. As a result of the restructuring plan, Allscripts recorded restructuring and other charges of $4,370,000 and $4,266,000, respectively, in the three months ended September 30, 2001, of which $6,435,000 was classified as operating expenses and $2,201,000 was classified as cost of revenue in the statement of operations for the year ended December 31, 2001.

Restructuring

Workforce reduction

        The restructuring plan will result in the reduction of approximately 190 employees across all business functions, of which 167 were terminated as of December 31, 2001. The workforce reductions started in the third quarter of 2001 and will be substantially completed in the first quarter of 2002. As part of the restructuring charge, Allscripts recorded a workforce reduction charge of $3,317,000 consisting primarily of severance and related benefits.

Termination of agreements

        Allscripts recorded a charge of $1,053,000 related to the termination of certain agreements and non-cancelable leases that were originally expected to increase product distribution and enhance product offerings. The charge includes costs incurred for the early termination of these agreements, all of which are expected to be terminated by June 30, 2002, except the lease agreements, which will expire through January 2006.

Other Charges

Termination of unprofitable customer contracts

        Allscripts recorded a charge of $4,266,000 related to the termination of unprofitable customer contracts. The termination of unprofitable customer contracts occurred in client sites where system utilization was low. The charge relates to the reduction of the carrying value of receivables to their expected realizable value and the costs for disposition of assets relating to these sites resulting from terminating the customer relationship.

        A summary of the restructuring and other charges is as follows (in thousands):

	Initial Charge	Reclassification/ Asset Write-offs	Cash Payments	Reserve at December 31, 2001
Restructuring
Workforce reduction	$3,317	$—	$1,624	$1,693
Termination of agreements	1,053	—	395	658

Subtotal	4,370	—	2,019	2,351
Other Charges
Termination of unprofitable customer contracts	4,266	3,526	100	640

Total	$8,636	$3,526	$2,119	$2,991

        At December 31, 2001, Allscripts has reclassified the reserve of $1,512,000 to a contra asset account in accounts receivable. During the last two quarters of 2001, Allscripts had write-offs of $21,000 of accounts receivable related to terminated customer relationships.

7.    Income Taxes

        For the year ended December 31, 2001, there was an income tax benefit of $48,544,000 that was entirely related to deferred taxes comprised of Federal and state income taxes of $42,406,000 and $6,138,000, respectively. There was no current or deferred Federal or state income tax provision or benefit for the years ended December 31, 2000 and 1999.

        The U.S. Federal statutory tax rate differs from Allscripts' effective tax rate for the years ended December 31 as follows:

	2001	2000	1999
U.S. Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Items affecting Federal income tax rate:
State taxes, net of Federal benefit	(0.8)	—	—
Asset impairment	16.5	—	—
Amortization of nondeductible goodwill	3.2	11.9	3.4
Acquired in-process research and development	0.2	8.1	—
Other, net	—	1.2	(0.9)
Valuation allowance	4.5	12.8	31.5

Effective income tax rate	(10.4)%	—%	—%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31 are as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$49,183	$22,041
Allowance for doubtful accounts	2,373	1,707
Restructuring	1,165	—
Property, plant, and equipment	749	296
Inventory	644	62
Deferred compensation	407	407
Goodwill amortization	206	186
Acquisition costs	186	340
Accrued expenses	17	97
Capital loss carryforwards	390	—
Other	96	34

Total deferred tax assets	55,416	25,170
Less: valuation allowance	(53,293)	(15,003)

Net deferred tax assets	$2,123	$10,167

Deferred tax liabilities:
Acquired intangibles	$1,863	$10,073
Software development costs	76	94
Unrealized gains on marketable securities	184	—

Total deferred tax liabilities	2,123	10,167

Net deferred tax assets (liabilities)	$—	$—

        The valuation allowance as of December 31, 2001 was $53,293,000. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 is an increase of $38,290,000 and a decrease of $4,635,000, respectively. The increase in valuation allowance in 2001 is also affected by an increase attributable to purchase accounting adjustments affecting net deferred tax assets of $17,165,000 related to acquisitions. The decrease in the valuation allowance in 2000 is also affected by a decrease attributable to acquired net deferred tax liabilities of $11,973,000.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

        At December 31, 2001, Allscripts has operating loss carryforwards available for Federal income tax reporting purposes of approximately $126,273,000. The operating loss carryforwards expire between 2002 and 2021. Allscripts' ability to utilize these operating loss carryforwards to offset future taxable income is dependent on a variety of factors, including possible limitations pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common stock, stock options, warrants and convertible preferred stock. At December 31, 2001, Allscripts had a capital loss carryforward of $1,000,000 which expires in 2006.

        The source of the loss before income tax benefit is entirely derived from domestic sources.

8.    Redeemable Preferred Shares

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

        In connection with the 8% convertible subordinated debenture offering in 1996, the terms of the Series H Preferred were amended. Pursuant to the amendment, on September 15, 1998, Allscripts was required to begin paying dividends quarterly. Allscripts was originally required to redeem shares of Series H Preferred with a redemption value of $6.16 million and all accrued dividends thereon on September 15, 2001.

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

        On April 16, 1998, Allscripts effected the private placement of Series I Preferred and common stock of Allscripts for $8,930,000. The common stock component, 4,597,070 shares, represented 24.4% of Allscripts' common stock at April 16, 1998, assuming exercise of all options and warrants and the conversion of all convertible preferred stock into common stock. Based upon an independent appraisal, $1,009,000 was allocated to the value of the common stock issued in the Series I Unit Offering. The difference, $733,000, between the amount initially recorded for the redeemable preferred stock and its redemption value was accreted over the life of the Series I Preferred shares such that the Series I Preferred shares were reflected at redemption value at the date of redemption on July 28, 1999. The Series I Preferred shares were voting and had a liquidation preference upon dissolution of Allscripts of $6.462 per share plus an amount equal to all unpaid dividends accrued thereon. The Series I Preferred shares were in parity with the Series J Preferred shares and senior to Series A, Series B, Series C, Series D, Series F, Series G and Series H Preferred shares with respect to liquidation preference.

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

9.    Stockholders' Equity

Preferred Stock

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

Common Stock

        During 1999, Allscripts' Board of Directors authorized and its shareholders approved a one-for-six reverse common stock split. Consequently, all common share and per-share information in the accompanying financial statements has been adjusted to reflect the reverse stock split.

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

Warrants

        In conjunction with the 1996 convertible subordinated debenture offering, the term loan guaranteed by a stockholder was amended to extend the maturity date to April 30, 1998. In exchange for extending its guaranty of such term debt, Allscripts issued warrants to purchase an aggregate of 279,175 common shares with a strike price of $4.2024. The remaining warrants were exercised during 2001. Because the exercise price of the warrants exceeded the per share value implied by the convertible subordinated debenture offering, no value was ascribed to the warrants.

        As a condition to the Series I Unit Offering, Allscripts amended the maturity date of the Series H Preferred stock and exchanged the subordinated convertible debentures for shares of Series J Preferred stock. In exchange for these concessions, Allscripts issued detachable warrants to the holders of Series H Preferred stock and holders of Series J Preferred stock to receive in the aggregate 916,651 and 1,326,652 shares of common stock, respectively. Based upon an independent appraisal, $165,000 was allocated to the warrants issued to the Series H Preferred stockholders, and the net loss attributable to the common stockholders in 1998 was increased by this amount. Based upon an independent appraisal, $239,000 was assigned to the value of the warrants issued to the Series J Preferred stockholders. The warrants carry a strike price of $0.06 and expire in April 2003. At December 31, 2001, 1,876 warrants issued to Series H Preferred stockholders and 2,528 warrants issued to Series J Preferred stockholders were outstanding, all of which were fully vested and exercisable.

        During 1999, Allscripts issued a fully vested warrant to purchase 3,333 shares of common stock at $3.00 per share to a non-employee for services rendered. Allscripts assigned a value of $9.00 to the warrant and accordingly recorded expense in the amount of $30,000 in 1999. These warrants expire ten years after issuance and are still outstanding as of December 31, 2001. In addition, during 1999, Allscripts issued a performance-based warrant to another non-employee to purchase 8,333 shares of common stock at $3.00 per share. This warrant expired during 2000.

        All of the above warrants may be exercised with payment of cash or the surrender of additional warrants, such warrants to be valued by the excess of fair market value of a common share on the day of exercise over the warrant purchase price. For the years ended December 31, 2001, 2000 and 1999, 819 shares, 25,954 shares, and 4,165,057 shares, respectively, of common stock were issued through the cashless exercise of warrants. In 2001, warrants to purchase 9,894 shares of common stock, in 2000, warrants to purchase 45 shares of common stock, and, in 1999, warrants to purchase 140,834 shares of common stock were surrendered to exercise these warrants. These warrants were valued at the excess of fair market value of a common share on the day of exercise over the warrant exercise price. The net value surrendered, determined by the difference between the market price on the date of exercise and the exercise price, was approximately $5,000; $2,000; and $1,399,000 in 2001, 2000, and 1999, respectively. The value of the net shares issued has been included in par value of common stock and additional paid-in capital in the accompanying consolidated balance sheet.

        At December 31, 2001, Allscripts had reserved 7,737 shares of common stock for issuance upon the exercise of warrants. Warrants to purchase 4,404 shares of common stock had an exercise price of $0.06 and expire during 2003. Warrants to purchase 3,333 shares of common stock had an exercise price of $3.00 and expire during 2009.

10.    Stock Option Plans

        At December 31, 2001, options to purchase 7,393,489 shares of common stock were authorized under Allscripts' Amended and Restated 1993 Stock Incentive Plan ("1993 Plan"). The exercise price for shares under this plan is determined by Allscripts' Board of Directors at the date of grant. All options must be exercised within ten years of the date of grant. The plan provides for exercise of options by payment of cash or surrender of common stock. Options vest on various schedules, primarily on a straight-line basis over three and four year periods from the date of grant, and in certain circumstances upon a change in control. At December 31, 2001, Allscripts had reserved 4,524,027 shares of common stock for issuance upon exercise of outstanding options and 844,285 shares of common stock were available for future issuance under the 1993 Plan.

        In January 2001, the Board of Directors approved the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan ("2001 Plan"). The plan provides for the issuance of up to 2,000,000 options to purchase common stock. The plan is administered by the Compensation Committee of the Board of Directors. The plan covers employees of Allscripts or its affiliates (excluding, however, any employee who is also serving as an officer or director of Allscripts or an affiliate) designated by the Board or the Compensation Committee as being eligible under the plan and non-employee consultants or contractors. The exercise price, term and vesting period of option issued under this plan are determined by the Compensation Committee at the time of grant. At December 31, 2001, Allscripts had reserved 1,571,500 shares of common stock for issuance upon exercise of outstanding options and 428,500 shares of common stock were available for future issuance under the 2001 Plan.

        In conjunction with the acquistion of ChannelHealth, Inc., in January 2001, Allscripts Healthcare Solutions acquired the ChannelHealth, Inc. 1999 Stock Option Plan ("1999 Plan"). Options granted under the plan as of the date of acquisition were converted to Allscripts options. No further awards will be made under this plan. At December 31, 2001, Allscripts had reserved 475,103 shares of common stock for issuance upon exercise of outstanding options and no shares of common stock were available for future issuance under the 1999 Plan.

        Total stock-based compensation expense included in selling, general and administration expenses related to options issued to employees for the years ended 2001, 2000 and 1999 was $496,000, $535,000 and $449,000, respectively.

        Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net loss and net loss attributable to common stockholders per share would have been increased as follows:

	2001	2000	1999
	(In thousands, except per-share data)
Net loss, as reported	$(418,931)	$(57,367)	$(11,244)
Pro forma net loss	$(437,778)	$(66,390)	$(11,375)
Net loss per share attributable to common stockholders—basic and diluted, as reported	$(11.07)	$(2.06)	$(0.91)
Pro forma net loss per share attributable to common stockholders—basic and diluted	$(11.57)	$(2.38)	$(0.92)

        Under FAS 123, compensation expense representing fair value of the option grant is recognized over the vesting period. For option grants in 2001, the pro forma net loss reflects compensation expense recognized using a graded-vesting attribution method. For option grants prior to 2001, compensation expense was recognized using a straight-line attribution method.

        For purposes of the FAS 123 pro forma net loss and net loss per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in determining fair value as disclosed for FAS 123 are shown in the following table:

	2001	2000	1999
Risk-free interest rate	4.67%	6.20%	5.82%
Option life (years)	4	4	4
Dividend rate	—%	—%	—%

        No expected volatility factor has been used in determining the fair value of options granted prior to Allscripts' initial public offering, while a volatility factor of 87% has been used in valuing options granted subsequent to the initial public offering and prior to December 31, 1999, 140% for option grants issued in 2000, and 132% for option grants issued in 2001. Option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 1998	2,697,123	$0.68	1,434,122
Options granted	1,025,440	9.56
Options exercised	(961,541)	0.84
Options forfeited	(173,544)	1.19

Balance at December 31, 1999	2,587,478	4.10	984,426
Options granted	2,190,558	24.83
Options exercised	(844,083)	0.86
Options forfeited	(205,626)	13.36

Balance at December 31, 2000.	3,728,327	16.51	979,661
Options granted	3,984,701	8.84
Options exercised	(38,921)	0.59
Options forfeited	(1,103,477)	11.71

Balance at December 31, 2001.	6,570,630	$12.76	2,033,246

        For the years ended December 31, 2001, 2000 and 1999, the weighted average fair value of options granted was $4.75, $22.96 and $7.97, respectively. Information regarding options outstanding at December 31, 2001 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.06 - $0.06	501,003	6.53	$0.06	449,303	$0.06
1.15 - 1.92	177,960	3.56	$1.45	177,960	$1.45
2.16 - 3.45	354,925	7.79	$2.93	177,200	$2.85
5.10 - 5.63	2,024,509	9.16	$5.63	1,959	$5.10
6.12 - 6.88	1,041,311	9.41	$6.77	57,686	$6.82
11.25 - 16.59	642,269	7.46	$12.73	383,412	$12.77
21.25 - 24.81	811,473	8.55	$21.31	217,243	$21.38
26.74 - 34.98	464,872	7.89	$29.72	406,020	$29.76
44.63 - 79.75	552,308	8.09	$44.87	162,463	$45.28

	6,570,630	8.35	$12.76	2,033,246	$14.84

        In August 1999, Allscripts granted options to purchase an aggregate of 30,000 shares of common stock to non-employees in exchange for future services. These options have an exercise price of $12.69 per share and became fully vested as of February 3, 2000. Selling, general and administrative expenses for the years ended December 31, 2000 and 1999 include $741,000 and $293,000, respectively, in expense relating to these options. In October 2000, Allscripts granted options to purchase 1,672 shares of common stock to a consultant in exchange for services rendered. Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 include $5,000 and $10,000, respectively, in expense relating to these options.

11.    Lease Commitments

        Allscripts conducts its operations from leased premises and with equipment acquired under several operating leases. Total rent expense from continuing operations was approximately $1,113,000, $936,000 and $579,000 in 2001, 2000 and 1999, respectively.

        Future minimum rental payments under operating leases for the next five years are as follows (in thousands):

Year Ending December 31
2002	$1,039
2003	1,018
2004	618
2005	213
2006	18

Total future minimum lease payments	$2,906

        Allscripts acquired, through the Channelhealth acquisition, capital leases for equipment with a gross value of $636,000. Accumulated amortization on the equipment totaled $135,000 as of December 31, 2001. Amortization expense is included in the balance of depreciation expense. The current and non-current portions of the lease liability as of December 31, 2001 were $223,000 and $190,000, respectively.

        Future minimum rental payments under capital leases for the next five years are as follows (in thousands):

Year Ending December 31
2002	$269
2003	186
2004	—
2005	—
2006	—

Total future minimum lease payments	$455

12.    Contingencies

        The pharmaceutical repackaging industry is subject to stringent federal and state regulations. Allscripts' repackaging operations are regulated by the Food and Drug Administration as if Allscripts were a manufacturer. Allscripts is also subject to regulation by the Drug Enforcement Administration in connection with the packaging and distribution of controlled substances.

        Allscripts is a defendant in over 2,000 multi-defendant lawsuits brought by over 3,000 claimants involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas beginning in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, Allscripts has been indemnified by the primary manufacturer of the drugs at issue in these cases. In addition, while Allscripts has not yet conducted a review of all of the Texas suits, since physician dispensing is generally prohibited in Texas and Allscripts has never distributed these drugs in Texas, Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16,000,000 per occurrence and $17,000,000 per year in the aggregate and its indemnity from the drug manufacturer is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

        In addition, Allscripts is from time to time subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Allscripts' consolidated financial position, results of operations or cash flows.

13.    Savings Plan

        Effective January 1, 1993, employees of Allscripts who meet certain eligibility requirements can participate in Allscripts' 401(k) Savings and Investment Plan. Under the plan, Allscripts may, at its discretion, match the employee contributions. Allscripts recorded expenses from continuing operations related to its matching contributions in 2001, 2000, and 1999 of $578,000, $184,000, and $60,000, respectively.

14.    Discontinued Operations

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

        Operating results from discontinued operations were as follows:

	2001	2000	1999
	(In thousands)
Revenue	$—	$—	$14,292
Cost of revenue	—	—	13,378

Gross profit	—	—	914
Selling, general and administrative expenses	—	(83)	272

Income from discontinued operations	—	$83	$642

        For the twelve months ended December 31, 2000 and 1999, Allscripts recognized a gain on the sale of this business of $4,353,000 and $3,547,000, respectively, which has been reported as a separate line item on the Consolidated Statement of Operations under the caption "Gain from sale of discontinued operations." The gain in 2000 represents final payment of contingent consideration related to the sale, net of certain transaction costs.

        The components of assets and liabilities of discontinued operations included in Allscripts' consolidated balance sheets at December 31 are as follows:

	2001	2000
	(In thousands)
Assets:
Accounts receivable	$—	$4

Total assets	—	4
Liabilities	—	317

Net	$—	$(313)

15.    Supplemental Cash Flow Information

	2001	2000	1999
	(In thousands, except share and per-share amounts)
Interest paid	$49	$—	$231
Income taxes paid	—	—	—
Noncash investing and financing activities:
Accretion of mandatory redemption value of preferred shares	—	—	794
In connection with the 1999 acquisitions, issuance of 204,771 shares of common stock valued at an aggregate amount of approximately $2,572,000 and the issuance of a 6% promissory note in the principal amount of $650,000 in exchange for net tangible liabilities of $637,000	—	—	3,222
In connection with the acquisition of ChannelHealth, Inc., issuance of 8,592,996 shares of common stock valued at an aggregate amount of approximately $218,400,000 and issuance of common stock replacement options with a fair value of approximately $7,600,000 in exchange for all outstanding common stock of ChannelHealth, Inc.	225,930	—	—
In connection with the acquisition of MasterChart, Inc., issuance of 1,617,873 shares of common stock valued at an aggregate amount of approximately $127,400,000 and $5,000,000 in cash, in exchange for all outstanding common stock of MasterChart, Inc.	—	127,400	—
In connection with the acquisition of Medifor, Inc., issuance of 935,858 shares of common stock valued at an aggregate amount of approximately $34,400,000 and issuance of 142,786 common stock option replacements of Medifor common stock options with a fair value of approximately $4,200,000, in exchange for all outstanding common and preferred A and B stock of Medifor	—	38,600	—
In connection with other 2000 acquisitions, issuance of 87,484 shares of common stock valued at an aggregate amount of approximately $3,000,000 and $8,000,000 in cash in exchange for net tangible assets of $274,000	—	3,000	—
In connection with Allscripts' initial public offering, conversion of 8,718,768 shares of preferred stock into 2,977,483 shares of common stock	—	—	8,719
Cumulative dividends in arrears on redeemable preferred shares	—	—	1,404

16.    Related Party Transactions

        As a result of Allscripts' acquisition of Channelhealth from IDX Systems Corporation (IDX), IDX owns approximately 19.7% of the common stock of Allscripts. In addition, the Chief Executive Officer of IDX is one of Allscripts' directors. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a portion of its revenues. During 2001, Allscripts paid IDX $748,000 pursuant to this agreement. In addition, Allscripts leases office space from IDX. During 2001, Allscripts paid $492,000 to IDX for the lease of the office space and use of the facility's infrastructure.

        From June 1997 through March 1999, Allscripts provided pharmacy benefit management services for Anthem, Inc. One of Allscripts' former directors was Chairman of the Board of Anthem. Included in income from discontinued operations in 1999 is $375,000 of revenues from Anthem.

        One of Allscripts' directors has been a partner in the law firm of Akin, Gump, Strauss, Hauer and Feld, LLP since June 2000, and was a partner in the law firm of Green, Stewart, Farber & Anderson, P.C., in 1999 and through June 2000. Both firms were retained by Allscripts to provide legal services. Expenditures related to services provided by these law firms was $164,000, $55,000 and $33,000 in 2001, 2000 and 1999, respectively.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Allscripts Healthcare Solutions, Inc.:

        Under date of February 11, 2002, we reported on the consolidated balance sheets of Allscripts Healthcare Solutions, Inc. and subsidiaries (Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Chicago, Illinois
February 11, 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Allscripts
Healthcare Solutions, Inc.:

        Our audit of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in this Form 10-K also included an audit of the financial statement schedule for the year ended December 31, 1999 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 17, 2000

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Schedule II

	Beginning Balance	Provision	Write-offs	Ending Balance
Allowance for accounts receivable
Year ended December 31, 2001	$4,384	994	(687)	$4,691
Year ended December 31, 2000	$3,743	980	(339)	$4,384
Year ended December 31, 1999	$4,523	(633)	(147)	$3,743
	Beginning Balance	Charged to Expense	Adjustments		Ending Balance
Valuation allowance for deferred tax assets
Year ended December 31, 2001	$15,003	21,125	17,165	(1)	$53,293
Year ended December 31, 2000	$19,638	7,338	(11,973	)(2)	$15,003
Year ended December 31, 1999	$15,284	4,354	—		$19,638

(1)
Adjustment related to net deferred tax assets established in connection with acquisitions.

(2)
Adjustment related to net deferred tax liabilities established in connection with acquisitions.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On December 21, 2000, Allscripts dismissed PricewaterhouseCoopers LLP (PWC) as Allscripts' independent accountant. At the recommendation of its audit committee, the board of directors of Allscripts authorized the dismissal of PWC.

        The report of PWC on Allscripts' consolidated financial statements as of and for the year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

        During Allscripts' fiscal year ended December 31, 1999, and in the interim period from January 1, 2000 through December 21, 2000, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused them to make reference thereto in their report of the financial statements for those years.

        During Allscripts' fiscal year ended December 31, 1999 and in the interim period from January 1, 2000 through December 21, 2000, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934 except that in connection with PWC's review of Allscripts' financial statements for the quarter ended September 30, 2000, PWC advised Allscripts of the existence of a material weakness relating to the controls surrounding contract administration. To immediately address this concern, Allscripts, among other things, hired a contract attorney, who serves as a full-time Contract Administrator with the responsibility for the retention, review, analysis, monitoring and maintenance of individual customer contracts. Management and the audit committee believe that the concerns expressed by PWC have been adequately addressed through the actions taken by Allscripts.

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

        During the fiscal year ended December 31, 1999 and in the interim period from January 1, 2000 through December 21, 2000, Allscripts did not consult with KPMG LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the types of audit opinion that might be rendered on Allscripts' financial statements. In addition, Allscripts did not consult with KPMG LLP regarding any matter that was the subject of a disagreement or a reportable event within the meaning of Item 304 of Regulation S-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding directors, executive officers and other key employees is included under the captions "Election of Directors" and "Executive Officers" in Allscripts' proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein.

        Information regarding Section 16(a) reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Allscripts' proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 11.    Executive Compensation

        Information regarding executive and director compensation is included under the captions "Executive Compensation" and "Director Compensation" in Allscripts' proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership is included under the caption "Ownership of Allscripts Common Stock" in Allscripts' proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Party Transactions

        Information regarding certain relationships and related party transactions is included under the caption "Certain Relationships and Related Party Transactions" in Allscripts' proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

        The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

(a)(2)    Financial Statement Schedules

Page
Independent Auditors' Report	64
Report of Independent Accountants on Financial Statement Schedule	65
Schedule II—Valuation and Qualifying Accounts	66

(a)(3)    List of Exhibits

  See Index to Exhibits.

(b)    Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
By:	/s/ DAVID B. MULLEN David B. Mullen Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ GLEN E. TULLMAN Glen E. Tullman	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)
/s/ DAVID B. MULLEN David B. Mullen	Chief Financial Officer and Director (Principal Financial Officer)
/s/ JOHN G. CULL John G. Cull	Senior Vice President, Finance, Treasurer and Secretary (Principal Accounting Officer)
/s/ BERNARD GOLDSTEIN Bernard Goldstein	Director
/s/ PHILIP D. GREEN Philip D. Green	Director
/s/ M. FAZLE HUSAIN M. Fazle Husain	Director
/s/ MICHAEL J. KLUGER Michael J. Kluger	Director
/s/ EDWARD M. PHILIP Edward M. Philip	Director
/s/ RICHARD E. TARRANT Richard E. Tarrant	Director

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.3
	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000
2.4
	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000
2.5
	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

10.1	†	Amended and Restated 1993 Stock Incentive Plan, as amended May 10, 2000.	Incorporated herein by reference from the Allscripts, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.2
		Twelfth Restated Registration Agreement dated as of June 18, 1999, by and among Allscripts, Inc., those Holders of Allscripts, Inc. Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred, Series F Preferred and Series G Preferred listed in Schedule I attached thereto, the Holders of the Extension Guaranty Warrants listed in Schedule II thereto, the Holders of the 1996 Extension Guaranty Warrants listed in Schedule II thereto, those Holders of Common listed in Schedule III thereto, the Holders of Series H Warrants and H Unit Common listed in Schedule IV thereto, the Holders of Extension Series H Warrants listed in Schedule IV thereto, the Holders of I Unit Common listed in Schedule V thereto and the Holders of Debenture Warrants listed in Schedule VI thereto.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 2 filed on June 29, 1999 (SEC file no. 333-78431)
10.3		Industrial Building Lease dated April 30, 1997 between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)
10.4		Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)
10.5		Employment Agreement effective August 1, 1997 between Allscripts, Inc. and Glen E. Tullman.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)
10.6		Employment Agreement effective August 1, 1997 between Allscripts, Inc. and David B. Mullen.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)
10.7		Form of TouchWorks Master License Agreement.
10.8		Supply Agreement dated August 27, 1998 between McKesson U.S. Health Care and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on June 7, 1999 (SEC file no. 333-78431)
10.9	†	Employment Agreement, effective August 2, 1999, between Allscripts, Inc. and Joseph E. Carey.	Incorporated herein by reference from the Allscripts, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
10.10	†	Employment Agreement dated as of April 5, 2000 by and between Allscripts, Inc. and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.11		Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.12		Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.13	Asset Purchase Agreement, dated as of July 13, 2000, by and between Channelhealth Incorporated and IDX Systems Corporation.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
10.14	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and Channelhealth Incorporated dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001
21.1	Subsidiaries
23.1	Consent of KPMG LLP
23.2	Consent of PricewaterhouseCoopers LLP

†
Indicates management contract or compensatory plan.

QuickLinks

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
TABLE OF CONTENTS TO 2001 ANNUAL REPORT ON FORM 10-K
PART I
  Item 1. Business
Current Products and Services
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Operating Results
Risks Related to Allscripts Healthcare Solutions, Inc.
Risks Related to Our Industry
Risks Related to Our Stock
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT ACCOUNTANTS
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share amounts)
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Party Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS