Form 10-Q
period 2002-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2002-05-15
CIK 1124804

10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES   X           NO___

As of April 30, 2002, there were 38,422,943 shares of the Registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION Page

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .......................................................... 9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...................................................................................................... 12

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds ..................................................................................................................................... 13
Item 6.	Exhibits and Reports on Form 8-K ................................................................................................................................................... 13

SIGNATURE	... 14

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	March 31,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$ 22,117	$ 34,124
Marketable securities	17,374	6,352
Accounts receivable, net of allowances of $6,100 at March 31, 2002 and $6,203 at December 31, 2001	15,784	13,811
Other receivables	2,006	1,372
Inventories	5,666	6,225
Prepaid assets	2,018	2,573
Other current assets	454	389
Total current assets	65,419	64,846

Long-term marketable securities	32,188	37,814
Fixed assets, net	7,167	8,501
Intangible assets, net	4,591	4,783
Goodwill	733	733
Other assets	809	767
Total assets	$ 110,907	$ 117,444

LIABILITIES
Current liabilities
Accounts payable	$ 5,151	$ 5,626
Accrued expenses	3,230	3,113
Accrued compensation	1,829	2,873
Accrued restructuring and other charges	2,125	2,991
Deferred revenue	3,776	3,882
Total current liabilities	16,111	18,485

Other non-current liabilities	264	325
Total liabilities	16,375	18,810

STOCKHOLDERS' EQUITY
Preferred stock: Undesignated, $0.01 par value, 1,000,000 shares authorized, no
shares issued and outstanding at March 31, 2002 and December 31, 2001	-	-
Common stock:
$0.01 par value, 150,000,000 shares authorized,
38,443,244 issued, 38,408,779 shares outstanding at
March 31, 2002; 38,050,001 shares issued, 38,015,536
shares outstanding at December 31, 2001	384	381
Additional paid-in capital	638,745	636,755
Unearned compensation	(322)	(404)
Treasury stock at cost: 34,465 common shares at
March 31, 2002 and December 31, 2001	(68)	(68)
Accumulated deficit	(544,330)	(538,306)
Accumulated other comprehensive income	123	276
Total stockholders' equity	94,532	98,634
Total liabilities and stockholders' equity	$ 110,907	$ 117,444

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	Three
	Months Ended
	March 31,
	2002	2001
	(Unaudited)
Revenue:
Prepackaged medications	$12,479	$12,563
Software and related services	4,439	3,322
Information services	1,855	714
Total revenue	18,773	16,599
Cost of revenue:
Prepackaged medications	10,228	10,313
Software and related services	3,904	4,831
Information services	819	444
Total cost of revenue	14,951	15,588
Gross Profit	3,822	1,011

Selling, general and administrative expenses	10,425	14,907
Amortization of intangibles	138	17,788
Write-off of acquired in-process research and development	-	3,000
Loss from operations	(6,741)	(34,684)

Interest income	746	1,779
Interest expense	(30)	(130)
Other income, net	1	135
Loss before income taxes	(6,024)	(32,900)

Income tax benefit	-	2,099
Net loss	$(6,024)	$(30,801)

Per-share data - basic and diluted:
Net loss	$(0.16)	$(0.83)

Weighted-average shares of common stock outstanding
used in computing basic and diluted net loss per share	38,072	37,325

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$ (6,024)	$ (30,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,550	21,217
Write-off of acquired in-process research and development	-	3,000
Non-cash compensation expense	82	124
Realized gain on investments	(1)	(135)
Deferred taxes	-	(2,099)
Provision for doubtful accounts	202	72
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,175)	313
Other receivables	(634)	256
Inventories	939	(2,033)
Prepaid and other current assets	542	1,070
Accounts payable	(475)	147
Accrued compensation	(1,044)	(2,157)
Accrued expenses and deferred revenue	2	(609)
Accrued restructuring and other charges	(866)	-
Other non-current liabilities	-	4
Net cash used in operating activities	(7,902)	(11,631)

Cash flows from investing activities:
Capital expenditures	(290)	(2,542)
Purchase of marketable securities	(14,091)	(27,603)
Maturities of marketable securities	8,441	20,339
Capitalized software development costs	(106)	-
Cash used for acquisitions, net of acquired cash	-	(5,076)
Net cash used in investing activities	(6,046)	(14,882)

Cash flows from financing activities:
Payment of capital lease obligations	(52)	(45)
Proceeds from issuance of common stock	1,992	-
Proceeds from exercise of common stock options	1	9
Net cash provided (used) by financing activities	1,941	(36)
Net decrease in cash and cash equivalents	(12,007)	(26,549)
Cash and cash equivalents, beginning of period	34,124	76,513
Cash and cash equivalents, end of period	$ 22,117	$ 49,964

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15	$22
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options in acquisitions	-	226,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The quarterly financial information presented herein should be read in conjunction with Allscripts' audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2. Revenue Recognition

Allscripts' revenue is, in part, derived from the sale of medications for dispensing at the point of care. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the guidelines of Statement of Financial Accounting Standards (SFAS) No. 48, "Revenue Recognition When Right of Return Exists." Revenue from the sale of medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products when no performance obligations remain and collection of the receivable is probable.

Revenue is also generated from sales of software licenses and related consulting services as well as from subscriptions for software and hardware.

Revenue from software licensing arrangements requiring significant installation and configuration is accounted for under American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts." Revenue is recognized on an output basis as contract milestones are reached provided that the fee is fixed and determinable and collection of the resulting receivable is considered probable. Maintenance and support revenue from these agreements is recognized over the term of the support agreement based on the fair value of the maintenance revenue, which is generally based on contracted renewal rates. For agreements whose payment terms extend beyond twelve months, revenue is recognized as amounts become due and payable upon invoicing, not to exceed the amount of revenue supported by milestones reached.

As of March 31, 2002, there was $785,000 of revenue earned on contracts in excess of billings and $1,255,000 of billings in excess of revenue earned on contracts in progress. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

Revenue from software licensing arrangements not requiring significant installation and configuration is accounted for under SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the resulting receivable is considered probable. The revenue to be recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. For agreements where payment terms extend beyond twelve months, revenue is recognized as the customer is billed over the term of the agreement to the extent of the percentage complete.

Revenue from stand-alone service contracts is recognized as services are performed.

Revenue from physician education products is recognized as physician participation occurs.

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus codified as Topic D-103, "Income Statement Characterization of Reimbursements for 'Out-of-Pocket' Expenses Incurred." The consensus requires that reimbursements for out-of-pocket expenses be classified as revenue in the statement of operations. The consensus is effective for fiscal years beginning after December 15, 2001. Allscripts has adopted EITF Topic D-103 and reimbursements are now being recorded as revenue. Out-of-pocket expenses reimbursed by customers that were classified as revenue for the three months ended March 31, 2002 and 2001 were $91,000 and $0, respectively. This classification had the effect of reducing gross margin percentage by 0.1% for the three months ended March 31, 2002.

3. Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three months ended March 31, 2002 and 2001 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2002	2001
Net loss	$(6,024)	$(30,801)
Other comprehensive income: Unrealized gain on marketable securities, net of taxes	(153)	99
Comprehensive loss	$(6,177)	$(30,702)

4. Restructuring and Other Charges

In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization; prioritize its initiatives around high-growth areas of its business; focus on profitability; reduce operating expenses; improve efficiencies in light of recent acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan included workforce and overhead reduction and the termination of certain unprofitable strategic agreements and customer relationships. As a result of the restructuring plan, Allscripts recorded restructuring and other charges of $4,370,000 and $4,266,000, respectively, in fiscal 2001, of which $6,435,000 was classified as operating expenses and $2,201,000 was classified as cost of revenue in the statement of operations.

Restructuring

  Workforce reduction

  The restructuring plan will result in the reduction of approximately 190 employees across all business functions, of which 183 were terminated as of March 31, 2002. The workforce reductions started in the third quarter of 2001 and were substantially completed by the end of the first quarter of 2002. As part of the restructuring charge, Allscripts recorded a workforce reduction charge in fiscal 2001 of $3,317,000 consisting primarily of severance and related benefits.

  Termination of agreements

  Allscripts recorded a charge of $1,053,000 in fiscal 2001 related to the termination of certain agreements and non-cancelable leases that were originally expected to increase product distribution and enhance product offerings. The charge includes estimated payments for the early termination of these agreements, which are expected to be terminated by June 30, 2002, except the lease agreements, which will expire through January 2006.

Other Charges

  Termination of unprofitable customer contracts

  Allscripts recorded a charge in fiscal 2001 of $4,266,000 related to the termination of unprofitable customer contracts. The termination of unprofitable customer contracts occurred in client sites where system utilization was low. The charge relates to the reduction of the carrying value of receivables to their expected realizable value and the costs for disposition of assets relating to these sites resulting from terminating the customer relationship.

A summary of the activity and balances of the restructuring and other charges reserve accounts is outlined as follows (in thousands):

	Balance at December 31, 2001	Write-offs	Cash Payments	Balance at March 31, 2002

Restructuring
Workforce reduction	$1,693	$ -	$543	$1,150
Termination of agreements	658	-	323	335

Subtotal	2,351	-	866	1,485
Other charges
Termination of unprofitable customer contracts and strategic agreements	640	-	-	640

Total	$2,991	$ -	$866	$2,125

5. Net Loss Per Share

Allscripts accounts for net loss per share in accordance with SFAS No. 128, "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic loss per share is computed by dividing the net loss by the weighted average shares of outstanding common stock (including additional shares that may be issued pursuant to business combinations). For purposes of calculating diluted loss per share, the denominator includes both the weighted average shares of common stock outstanding (including shares to be issued pursuant to business combinations) and dilutive common stock equivalents.

In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented. Antidilutive potential common stock securities excluded from the diluted loss per share computation consisted of 8,397,940 and 6,689,453 options and 3,333 and 18,450 warrants at March 31, 2002 and 2001, respectively.

6. Sale of Common Stock

On March 21, 2002, Allscripts sold a strategic partner 378,501 shares of Allscripts common stock at an average fair market value for the 15 days preceding the transaction date for a purchase price of $1,992,000, net of related expenses of $8,000.

7. Business Segments

SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Allscripts currently organizes its business around groups of similar products and operates in three segments: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenues from the repackaging, sale, and distribution of medications. The software and related services segment derives its revenues from the sale and installation of software that provides point-of-care decision support solutions. The information services segment derives its revenues from the sale of interactive physician education sessions. All corporate operating expenses are allocated to each operating segment, using a reasonable basis for each expense. Allscripts does not allocate interest income, interest expense, other income or income tax benefit to its operating segments.

Allscripts does not report its assets by segment or allocate its assets to its segments. Allscripts allocates depreciation and amortization to each segment, but does not allocate the related assets.

	For the Three Months Ended
	March 31,
	(in thousands)
	2002	2001
Revenue
Prepackaged medications	$12,479	$12,563
Software and related services	4,439	3,322
Information services	1,855	714
Total revenue	$18,773	$16,599
Depreciation and amortization
Prepackaged medications	$ 368	$ 1,468
Software and related services	1,099	19,100
Information services	83	649
Total depreciation and amortization	$1,550	$21,217
Profit (loss) from operations
Prepackaged medications	$ 494	$ 55
Software and related services	(7,252)	(33,517)
Information services	17	(1,222)
Loss from operations	(6,741)	(34,684)
Net interest and other income	717	1,784
Loss before income taxes	$(6,024)	$(32,900)

7. Goodwill Amortization

As of January 1, 2002, Allscripts has adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill. The phase-in test for impairment required within the first six months of the adoption of SFAS No. 142 has not been performed yet. Management plans to perform this test on or before June 30, 2002 and does not expect there to be any impairment that would have a material impact. If any impairment was found, the impairment charge would be required to be recorded as of the adoption date. The following table is a reconciliation of reported net loss and basic and diluted loss per share to adjusted net loss and basic and diluted loss per share reflecting the impact if SFAS No. 142 had been effective for the three months ended March 31, 2001 (in thousands, except per-share data):

	For the Three Months Ended
	March 31,
	2002	2001
Reported net loss	$(6,024)	$(30,801)
Goodwill amortization	-	14,180
Adjusted net loss	$(6,024)	$(16,621)
Per-share data - basic and diluted
Reported net loss	$(0.16)	$(0.83)
Goodwill amortization	-	0.38
Adjusted net loss	$(0.16)	$(0.45)

Amortization of intangible assets for the three months ended March 31, 2002 totaled $192,000. The following table reflects the carrying amounts and accumulated amortization for each type of intangible asset (in thousands):

	March 31, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	$ 149	$123	$ 26	$ 149	$ 61	$ 88
Strategic agreements	4,825	260	4,565	4,825	130	4,695
Total	$4,974	$383	$4,591	$4,974	$191	$4,783

Allscripts estimates that the amortization expense will be $427,000 for the remainder of 2002 and $520,000 per year for the next five fiscal years.

8. Contingencies

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

In 1997, under the direction of our new executive management team, we focused our efforts on the information aspects of medication management, including the development of technology tools necessary for electronic prescribing, routing of prescription information and submission of medication claims for managed care reimbursement. In January 1998, we introduced the first version of our TouchWorks software that fully incorporated these features. At the same time, we redirected our sales and marketing efforts away from our traditional fee-for-service customer base to physicians who have a large percentage of managed care patients. We recognized that there is a larger market opportunity among physicians whose patients are covered by managed care plans because the portion of prescriptions covered by managed care plans is increasing relative to the portion of fee-for-service prescriptions. Further, we believe that our technology can give us a competitive advantage where more patients' prescriptions are covered by managed care plans because our products streamline the process by which physicians, managed care organizations and patients interact. In addition, we believe that the managed care market provides us with the opportunity to realize higher margins on our software products.

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

We currently operate in three business segments: prepackaged medications; software and related services; and information services. Software and related services include revenue from software licenses, computer hardware, and related services. Information services includes physician education and information products.

The following table illustrates the quarterly revenue trend for the three segments (unaudited in thousands):

		Quarter Ended
	2002		2001
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,

Prepackaged medications	$12,479	$12,777	$11,613	$12,719	$12,563
Software and related services	4,439	4,455	3,937	5,379	3,322
Information services	1,855	1,459	904	1,075	714

Total revenue	$18,773	$18,691	$16,454	$19,173	$16,599

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Prepackaged Medications

Prepackaged medication revenue decreased by 0.7% or $84,000 from $12,563,000 in the first quarter of 2001 to $12,479,000 in the first quarter of 2002. The decrease in prepackaged medication revenue reflects a decrease in the volume of prepackaged medications sold resulting from the termination of unprofitable customer arrangements, including outsourcing, offset by an increase in the average selling prices of medications sold, caused primarily by general price inflation.

Cost of revenue for prepackaged medications for the three months ended March 31, 2002 decreased by 0.8% or $85,000 from $10,313,000 in 2001 to $10,228,000 in 2002. The decrease in cost of revenue for prepackaged medications was primarily due to decreased revenue from prepackaged medications.

Operating expenses for prepackaged medications for the three months ended March 31, 2002 decreased by 20.0%, or $438,000 from $2,195,000 in 2001 to $1,757,000 in 2002. The decrease was primarily due to lower intangible amortization expense resulting from an intangible asset impairment charge taken during 2001, and the elimination of the requirement to amortize goodwill pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

Software and Related Services

Software and related service revenue for the three months ended March 31, 2002 increased by 33.6% or $1,117,000 from $3,322,000 in 2001 to $4,439,000 in 2002. The increase reflects an increase in sales of our integrated content and clinical workflow products.

Cost of revenue for software and related services decreased by 19.2% or $927,000 from $4,831,000 in the first quarter of 2001 to $3,904,000 in the first quarter of 2002. The decrease was primarily due to decreased amortization expense of acquired software and lower depreciation expense due to the decision to exit unprofitable customer contracts, offset by increased cost of implementation, training, and support.

Operating expenses for software and related services for the three months ended March 31, 2002 decreased by 75.7%, or $24,221,000 from $32,008,000 in 2001 to $7,787,000 in 2002. The decrease was primarily due to lower intangible amortization expense resulting from an intangible asset impairment charge taken during 2001, and the elimination of the requirement to amortize goodwill pursuant to SFAS No. 142. In addition, operating expenses were lower resulting from workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000 and the decision to focus sales and service efforts on larger physician practices. During the three months ended March 31, 2001, we recorded a write-off of acquired in-process research and development of $3,000,000 related to an acquisition.

Information Services

Information services revenue increased by 159.8% or $1,141,000 from $714,000 in the first quarter of 2001 to $1,855,000 in 2002. The increase in information services revenue reflects an increase in the number of interactive physician education sessions completed as compared to the same period in 2001.

Cost of revenue for information services for the three months ended March 31, 2002 increased 84.5% or $375,000 from $444,000 in 2001 to $819,000 in 2002. The increase in cost of revenue for information services was due to increased costs related to a higher number of physician education sessions completed.

Operating expenses for information services for the three months ended March 31, 2002 decreased by 31.7%, or $473,000 from $1,492,000 in 2001 to $1,019,000 in 2002. The decrease was primarily due to lower intangible amortization expense as the related intangible asset balance was fully amortized during 2001.

Interest Income and Income Taxes

Interest income for the three months ended March 31, 2002 was $746,000 as compared to $1,779,000 for the prior year period. The decrease related to a lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments as compared to the prior year period.

We recorded a benefit for income taxes during the three months ended March 31, 2001 of $2,099,000 from the scheduled reversal of deferred tax liabilities related to the amortization of non-goodwill intangible assets. No other provision or tax benefit for income taxes was recorded in either period because we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

Liquidity and Capital Resources

At March 31, 2002, our principal sources of liquidity consisted of $22,117,000 of cash and cash equivalents and $49,562,000 of marketable securities. At March 31, 2002, we had net working capital of $49,308,000 and an accumulated deficit of $544,330,000.

Net cash used in operating activities was $7,902,000 for the three months ended March 31, 2002. Cash used in operating activities resulted primarily from a loss from operations of $6,024,000, partially offset by depreciation and amortization of $1,550,000. Accounts receivable increased by $2,175,000 in the three months ended March 31, 2002, primarily due to an increase as the quarter progressed in an average day's sales for prepackaged medications and the timing of billings in our software and related services and information services segments. Accrued compensation decreased by $1,044,000 primarily due to the payment of employee compensation obligations during the three months ended March 31, 2002. Inventories decreased by $939,000 during the three months ended March 31, 2002 due to the sale of advance purchases of certain medications where shortages were expected. Accrued restructuring and other charges decreased by $866,000 during the three months ended March 31, 2002 primarily due to cash payments made for employee severance arrangements.

Net cash used in investing activities was $6,046,000 for the three months ended March 31, 2002. Cash used in investing activities resulted primarily from net purchases of marketable securities of $5,650,000. In addition, capital expenditures were $290,000 for the three months ended March 31, 2002 as a result of capital outlays to support the future growth of our business. We also capitalized software development costs of $106,000 during the three months ended March 31, 2002. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

Net cash provided by financing activities was $1,941,000 for the three months ended March 31, 2002, primarily as a result of the net proceeds from the issuance of common stock to a strategic partner.

The following summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash in future periods (in thousands).

	Total	Remainder of 2002	2003-2004	2005+

Contractual obligations:
Non-cancelable capital leases	$ 387	$ 202	$ 185	$ -
Non-cancelable operating leases	2,636	770	1,635	231
Marketing programs	1,838	919	919	-

Total contractual cash obligations	$4,861	$1,891	$2,739	$231

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

For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002, we did not own any derivative instruments but we were exposed to market risks, primarily changes in U.S. interest rates. As of March 31, 2002, we had cash, cash equivalents and marketable securities in financial instruments of $71,679,000. Maturities range from less than one month to approximately 18 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2002, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $717,000.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

On January 5, 2002, Allscripts issued an aggregate of 4,404 shares of unregistered common stock upon the exercise of outstanding warrants for an aggregate purchase price of $264. Exemption from registration is claimed under Sections 3(a)(9) and 4(2) of the Securities Act.

On March 21, 2002, Allscripts sold 378,501 shares of unregistered common stock to a strategic partner for a purchase price of $2,000,000 in cash. Exemption from registration is claimed under Section 4(2) of the Securities Act, no public sale having been involved.

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits -- See Index to Exhibits.

(B) Reports on Form 8-K -- None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
  (Registrant)

                        By:      /s David B. Mullen
                                      David B. Mullen
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

Date: May 15, 2002

INDEX TO EXHIBITS

Exhibit Number	Description	References
2.1	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.3	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000
2.4	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000
2.5	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions,Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no.333-49568)
3.4	Bylaws of Allscripts Healthcare Solutions, Inc.(formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
10.1*	Pharmacy Services Prime Vendor Agreement For Allscripts Healthcare Solutions, Inc., dated as of February 1, 2002, between Allscripts Healthcare Solutions Inc. and Bergen Brunswig Drug Co.

* Portions of this exhibit have been omitted pending the Commission's review of a request for confidential treatment.