Form 10-Q
period 2002-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2002-08-13
CIK 1124804

10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES   X           NO___

As of July 31, 2002, there were 38,424,374 shares of the Registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION Page

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .......................................................... 9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...................................................................................................... 13

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders ..................................................................................................................... 14
Item 6.	Exhibits and Reports on Form 8-K ................................................................................................................................................... 14

SIGNATURE	... 15

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$ 21,144	$ 34,124
Marketable securities	17,384	6,352
Accounts receivable, net of allowances of $5,318 at June 30, 2002 and $6,203 at December 31, 2001	17,083	13,811
Other receivables	1,984	1,372
Inventories	4,591	6,225
Prepaid assets	2,538	2,573
Other current assets	465	389
Total current assets	65,189	64,846

Long-term marketable securities	29,201	37,814
Fixed assets, net	6,543	8,449
Intangible assets, net	4,313	4,783
Goodwill	733	733
Other assets	1,396	819
Total assets	$ 107,375	$ 117,444

LIABILITIES
Current liabilities
Accounts payable	$ 5,341	$ 5,626
Accrued expenses	2,866	3,113
Accrued compensation	2,452	2,873
Accrued restructuring and other charges	1,808	2,991
Deferred revenue	3,949	3,882
Total current liabilities	16,416	18,485

Other non-current liabilities	193	325
Total liabilities	16,609	18,810

STOCKHOLDERS' EQUITY
Preferred stock: Undesignated, $0.01 par value, 1,000,000 shares authorized, no
shares issued and outstanding at June 30, 2002 and December 31, 2001	-	-
Common stock:
$0.01 par value, 150,000,000 shares authorized,
38,458,839 issued, 38,424,374 shares outstanding at
June 30, 2002; 38,050,001 shares issued, 38,015,536
shares outstanding at December 31, 2001	385	381
Additional paid-in capital	638,763	636,755
Unearned compensation	(240)	(404)
Treasury stock at cost: 34,465 shares of common stock at
June 30, 2002 and December 31, 2001	(68)	(68)
Accumulated deficit	(548,292)	(538,306)
Accumulated other comprehensive income	218	276
Total stockholders' equity	90,766	98,634
Total liabilities and stockholders' equity	$ 107,375	$ 117,444

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Unaudited)
Revenue:
Prepackaged medications	$12,480	$12,719	$24,959	$25,282
Software and related services	5,018	5,379	9,457	8,701
Information services	2,596	1,075	4,451	1,789
Total revenue	20,094	19,173	38,867	35,772
Cost of revenue:
Prepackaged medications	10,102	10,405	20,330	20,718
Software and related services	4,175	5,812	8,079	10,643
Information services	847	651	1,666	1,095
Total cost of revenue	15,124	16,868	30,075	32,456
Gross Profit	4,970	2,305	8,792	3,316

Selling, general and administrative expenses	9,577	15,176	20,002	30,083
Amortization of intangibles	134	18,628	272	36,416
Write-off of acquired in-process research and development	-	-	-	3,000
Loss from operations	(4,741)	(31,499)	(11,482)	(66,183)

Interest income	727	1,335	1,473	3,114
Interest expense	(43)	(68)	(73)	(198)
Other income, net	95	255	96	391
Loss before income taxes	(3,962)	(29,977)	(9,986)	(62,876)

Income tax benefit	-	2,249	-	4,348
Net loss	$(3,962)	$(27,728)	$(9,986)	$(58,528)

Per-share data - basic and diluted:
Net loss	$(0.10)	$(0.73)	$(0.26)	$(1.55)

Weighted-average shares of common stock outstanding
used in computing basic and diluted net loss per share	38,422	37,993	38,248	37,659

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$ (9,986)	$ (58,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,088	43,568
Write-off of acquired in-process research and development	-	3,000
Non-cash compensation expense	164	247
Realized gain on investments	(96)	(164)
Deferred taxes	-	(4,348)
Provision for doubtful accounts	411	153
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,683)	(3,631)
Other receivables	(487)	3,797
Inventories	1,884	(1,041)
Prepaid and other current and non-current assets	149	769
Accounts payable	(285)	(1,099)
Accrued compensation	(421)	(1,582)
Accrued expenses	(265)	(524)
Deferred revenue	67	535
Accrued restructuring and other charges	(1,183)	-
Other non-current liabilities	(8)	3
Net cash used in operating activities	(10,651)	(18,845)

Cash flows from investing activities:
Capital expenditures	(1,072)	(3,392)
Purchase of marketable securities	(19,676)	(28,186)
Maturities of marketable securities	17,257	25,251
Capitalized software development costs	(744)	-
Cash used for acquisitions, net of acquired cash	-	(5,337)
Net cash used in investing activities	(4,235)	(11,664)

Cash flows from financing activities:
Payment of capital lease obligations	(106)	(108)
Proceeds from issuance of common stock	1,987	-
Proceeds from exercise of common stock options	25	23
Net cash provided (used) by financing activities	1,906	(85)
Net decrease in cash and cash equivalents	(12,980)	(30,594)
Cash and cash equivalents, beginning of period	34,124	76,513
Cash and cash equivalents, end of period	$ 21,144	$ 45,919

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28	$49
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options in acquisitions	-	226,000

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

As of June 30, 2002, there was $1,038,000 of revenue earned on contracts in excess of billings and $1,655,000 of billings in excess of revenue earned on contracts in progress. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

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

Revenue from custom service arrangements is recognized as services are performed.

Revenue from physician education products is recognized as physician participation occurs.

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus codified as Topic D-103, "Income Statement Characterization of Reimbursements for 'Out-of-Pocket' Expenses Incurred." The consensus requires that reimbursements for out-of-pocket expenses be classified as revenue in the statement of operations. The consensus is effective for fiscal years beginning after December 15, 2001. Allscripts has adopted EITF Topic D-103 and reimbursements are now being recorded as revenue. Out-of-pocket expenses reimbursed by customers that were classified as revenue for the three months ended June 30, 2002 and 2001 were $178,000 and $54,000, respectively, and for the six months ended June 30, 2002 and 2001 were $269,000 and $54,000, respectively. This classification had the effect of reducing gross margin percentage by 0.3% and 0.2% for the three and six months ended June 30, 2002, respectively.

3. Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three and six months ended June 30, 2002 and 2001 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net loss	$(3,962)	$(27,728)	$(9,986)	$(58,528)
Other comprehensive income: Unrealized gain on marketable securities, net of taxes	95	(2)	(58)	97
Comprehensive loss	$(3,867)	$(27,730)	$(10,044)	$(58,431)

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

Restructuring

  Workforce reduction

   The restructuring plan will result in the termination of approximately 190 employees across all business functions, of which 186 were terminated as of June 30, 2002. The workforce reductions started in the third quarter of 2001 and were substantially completed by the end of the first quarter of 2002. As part of the restructuring charge, Allscripts recorded a workforce reduction charge in fiscal 2001 of $3,317,000 consisting primarily of severance and related benefits, which will be paid out over time.

  Termination of agreements

  Allscripts recorded a charge of $1,053,000 in fiscal 2001 related to the termination of certain agreements and non-cancelable leases that were originally expected to increase product distribution and enhance product offerings. The charge includes estimated payments for the early termination of these agreements, all of which have been terminated as of June 30, 2002, except the lease agreements, which will expire through January 2006.

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

A summary of the activity and balances of the restructuring and other charges reserve accounts is outlined as follows (in thousands):

	Balance at December 31, 2001	Write-offs	Cash Payments	Balance at June 30, 2002

Restructuring
Workforce reduction	$1,693	$ -	$ 842	$851
Termination of agreements	658	-	341	317

Subtotal	2,351	-	1,183	1,168
Other charges
Termination of unprofitable customer contracts and strategic agreements	640	-	-	640

Total	$2,991	$ -	$1,183	$1,808

At June 30, 2002 and December 31, 2001, Allscripts had reclassified reserves of $357,000 and $1,512,000, respectively, to a contra asset account in accounts receivable. During the six months ended June 30, 2002, Allscripts had write-offs of $1,155,000 of accounts receivable related to terminated customer relationships.

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

In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented. Antidilutive potential common stock securities excluded from the diluted loss per share computation consisted of 8,283,326 and 6,502,935 options and 3,333 and 7,737 warrants at June 30, 2002 and 2001, respectively.

6. Sale of Common Stock

On March 21, 2002, Allscripts sold a strategic partner 378,501 shares of Allscripts common stock at an average fair market value for the 15 days preceding the transaction date for a purchase price of $1,987,000, net of related expenses of $13,000.

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

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenues from the repackaging, sale, and distribution of medications. The software and related services segment derives its revenues from the sale and installation of software that provides point-of-care decision support solutions. The information services segment derives its revenues from the sale of interactive physician education sessions. All corporate operating expenses are allocated to each reportable segment, using a reasonable basis for each expense. Allscripts does not allocate interest income, interest expense, other income or income tax benefit to its operating segments.

Allscripts does not report its assets by segment or allocate its assets to its segments. Allscripts allocates depreciation and amortization to each segment, but does not allocate the related assets.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenue	(in thousands)
Prepackaged medications	$12,480	$12,719	$24,959	$25,282
Software and related services	5,018	5,379	9,457	8,701
Information services	2,596	1,075	4,451	1,789
Total revenue	$20,094	$19,173	$38,867	$35,772
Depreciation and amortization
Prepackaged medications	$ 319	$ 548	$ 687	$ 2,016
Software and related services	1,131	21,460	2,230	40,712
Information services	88	343	171	840
Total depreciation and amortization	$1,538	$22,351	$3,088	$43,568
Profit (loss) from operations
Prepackaged medications	$ 558	$ 157	$ 1,052	$ 212
Software and related services	(5,910)	(30,687)	(13,162)	(64,205)
Information services	611	(969)	628	(2,190)
Total loss from operations	(4,741)	(31,499)	(11,482)	(66,183)
Net interest and other income	779	1,522	1,496	3,307
Total loss before income taxes	$(3,962)	$(29,977)	$ (9,986)	$(62,876)

8. Goodwill Amortization

As of January 1, 2002, Allscripts adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill. The transitional impairment test required within the first six months of the adoption of SFAS No. 142 has been performed. No indicators of impairment for any reporting unit were identified as a result of the transitional impairment test.

The following table is a reconciliation of reported net loss and basic and diluted loss per share to adjusted net loss and basic and diluted loss per share reflecting the impact if SFAS No. 142 had been effective for the three and six months ended June 30, 2001 (in thousands, except per-share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Reported net loss	$(3,962)	$(27,728)	$(9,986)	$(58,528)
Goodwill amortization	-	14,772	-	28,952
Adjusted net loss	$(3,962)	$(12,956)	$(9,986)	$(29,576)
Per-share data - basic and diluted
Reported net loss	$(0.10)	$(0.73)	$(0.26)	$(1.55)
Goodwill amortization	-	0.39	-	0.77
Adjusted net loss	$(0.10)	$(0.34)	$(0.26)	$(0.78)

Amortization of intangible assets for the three and six months ended June 30, 2002 totaled $152,000 and $344,000, respectively. The following table reflects the carrying amounts and accumulated amortization for each type of intangible asset (in thousands):

	June 30, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	$ 149	$149	$ -	$ 149	$ 61	$ 88
Strategic agreements	4,700	387	4,313	4,825	130	4,695
Total	$4,849	$536	$4,313	$4,974	$191	$4,783

Allscripts estimates that the amortization expense will be $253,000 for the remainder of 2002 and $506,000 per year for the next five fiscal years.

9. Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide point-of-care medication management and physician decision support solutions that focus on addressing the needs of physicians, managed care payers and plans, and pharmaceutical manufacturers.

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

In addition to medication management, there are other aspects of the physician's daily work flow that we address through technology-focused solutions. We have enhanced and intend to continue to enhance our current offerings by integrating new products and services. In May 2000, we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of electronic patient education. In addition, on January 8, 2001, we acquired Channelhealth Incorporated, a software developer providing modular software for physicians to access medical information and manage clinical workflow. Our TouchWorks software now provides a full electronic medical record for physicians practicing in an ambulatory environment.

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

We currently operate in three reportable business segments: prepackaged medications; software and related services; and information services. Software and related services include revenue from software licenses, computer hardware, and related services. Information services include physician education and information products.

The following table illustrates the quarterly revenue trend for the three reportable segments for the quarters ended (unaudited in thousands):

	2002		2001

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,

Prepackaged medications	$12,480	$12,479	$12,777	$11,613	$12,719	$12,563
Software and related services	5,018	4,439	4,455	3,937	5,379	3,322
Information services	2,596	1,855	1,459	904	1,075	714

Total revenue	$20,094	$18,773	$18,691	$16,454	$19,173	$16,599

Critical Accounting Policy

Software Capitalization

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," we capitalize certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements, which is generally evidenced by a detailed program design. Capitalization of costs occurs from this point until the product is available for general release to our customers.

At each balance sheet date, we compare the carrying value of each capitalized software product to its estimated net realizable value, which is determined by estimating future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

We amortize capitalized software costs for product available for general release based upon the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product.

Significant management judgment and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. If we determine in the future that the carrying value of the capitalized software is not realizable, a write-down of the carrying value of the capitalized software to its estimated net realizable value would be required. Factors that affect our assessment of net realizable value include: the estimated useful life of the product; the level of revenues which are expected to be generated in the future; the level of costs which are expected to be incurred in completion, sale, and support of the product; and identification of any high risk development issues which may render a product, for which costs have been capitalized, unsaleable.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Prepackaged Medications

Prepackaged medication revenue decreased by 1.9%, or $239,000, from $12,719,000 in the second quarter of 2001 to $12,480,000 in the second quarter of 2002. The decrease reflects a decrease in the volume of prepackaged medications sold resulting from the termination of unprofitable customer arrangements, offset by an increase in the average selling prices of medications sold, due primarily to general price inflation.

Cost of revenue for prepackaged medications for the three months ended June 30, 2002 decreased by 2.9%, or $303,000, from $10,405,000 in 2001 to $10,102,000 in 2002. The decrease was due to decreased volume of sales of prepackaged medications and more favorable buying arrangements with suppliers.

Operating expenses for prepackaged medications for the three months ended June 30, 2002 decreased by 15.6%, or $337,000, from $2,157,000 in 2001 to $1,820,000 in 2002. The decrease was primarily due to lower intangible amortization expense resulting from an intangible asset impairment charge taken during 2001, and the elimination of the requirement to amortize goodwill pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets."

Software and Related Services

Software and related service revenue for the three months ended June 30, 2002 decreased by 6.7%, or $361,000, from $5,379,000 in 2001 to $5,018,000 in 2002. The decrease reflects lower revenue derived from our software sales to smaller physician practices as a result of a decision we made in 2001 to focus sales and service efforts on larger physician practices, as well as our exit from unprofitable customer arrangements.

Cost of revenue for software and related services decreased by 28.2%, or $1,637,000, from $5,812,000 in the second quarter of 2001 to $4,175,000 in the second quarter of 2002. The decrease was primarily due to lower amortization expense of acquired software and lower depreciation expense due to the decision to exit unprofitable customer contracts, offset by increased cost of implementation, training, and support.

Operating expenses for software and related services for the three months ended June 30, 2002 decreased by 77.7%, or $23,501,000, from $30,254,000 in 2001 to $6,753,000 in 2002. The decrease was primarily due to lower intangible amortization expense resulting from an intangible asset impairment charge taken during 2001, and the elimination of the requirement to amortize goodwill pursuant to SFAS No. 142. In addition, operating expenses were lower as a result of workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, the decision to focus sales and service efforts on larger physician practices, and the subsidization of marketing expenses by our strategic partners. Also, during the second quarter of 2002, we capitalized $638,000 of software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

Information Services

Information services revenue increased by 141.5%, or $1,521,000, from $1,075,000 in the second quarter of 2001 to $2,596,000 in 2002. The increase in information services revenue reflects an increase in the number of interactive physician education programs sold and completed.

Cost of revenue for information services for the three months ended June 30, 2002 increased 30.1%, or $196,000, from $651,000 in 2001 to $847,000 in 2002. The increase was due to a higher number of physician education sessions completed.

Operating expenses for information services for the three months ended June 30, 2002 decreased by 18.3%, or $255,000, from $1,393,000 in 2001 to $1,138,000 in 2002. The decrease was primarily due to lower intangible amortization expense as the related intangible asset was fully amortized during 2001.

Interest Income and Income Taxes

Interest income for the three months ended June 30, 2002 was $727,000 as compared to $1,335,000 for the prior year period. The decrease related to a lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments as compared to the prior year period.

We recorded a benefit for income taxes during the three months ended June 30, 2001 of $2,249,000 from the scheduled reversal of deferred tax liabilities related to the amortization of non-goodwill intangible assets. No other provision or tax benefit for income taxes was recorded in either period because we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Prepackaged Medications

Prepackaged medication revenue decreased by 1.3%, or $323,000, from $25,282,000 in the first six months of 2001 to $24,959,000 in the first six months of 2002. The decrease reflects a decrease in the volume of prepackaged medications sold resulting from the termination of unprofitable customer arrangements, offset by an increase in the average selling prices of medications sold, due primarily to general price inflation.

Cost of revenue for prepackaged medications for the six months ended June 30, 2002 decreased by 1.9%, or $388,000, from $20,718,000 in 2001 to $20,330,000 in 2002. The decrease was due to decreased volume of sales of prepackaged medications and more favorable buying arrangements with suppliers.

Operating expenses for prepackaged medications for the six months ended June 30, 2002 decreased by 17.8%, or $775,000, from $4,352,000 in 2001 to $3,577,000 in 2002. The decrease was primarily due to lower intangible amortization expense resulting from an intangible asset impairment charge taken during 2001, and the elimination of the requirement to amortize goodwill pursuant to SFAS No. 142.

Software and Related Services

Software and related service revenue for the six months ended June 30, 2002 increased by 8.7%, or $756,000, from $8,701,000 in 2001 to $9,457,000 in 2002. The increase reflects an increase in sales of our integrated content and clinical workflow products, offset by lower revenue derived from our software sales to smaller physician practices as a result of a decision we made in 2001 to focus sales and service efforts on larger physician practices, as well as our exit from unprofitable customer arrangements.

Cost of revenue for software and related services decreased by 24.1%, or $2,564,000, from $10,643,000 in the first six months of 2001 to $8,079,000 in the first six months of 2002. The decrease was primarily due to lower amortization expense of acquired software and lower depreciation expense due to the decision to exit unprofitable customer contracts, offset by increased cost of implementation, training, and support.

Operating expenses for software and related services for the six months ended June 30, 2002 decreased by 76.6%, or $47,723,000, from $62,263,000 in 2001 to $14,540,000 in 2002. The decrease was primarily due to lower intangible amortization expense resulting from an intangible asset impairment charge taken during 2001, and the elimination of the requirement to amortize goodwill pursuant to SFAS No. 142. In addition, operating expenses were lower as a result of workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, the decision to focus sales and service efforts on larger physician practices, and the subsidization of marketing expenses by our strategic partners. Also, during the first six months of 2002, we capitalized $744,000 of software development costs pursuant to SFAS No. 86. During the six months ended June 30, 2001, we recorded a write-off of acquired in-process research and development of $3,000,000 related to an acquisition.

Information Services

Information services revenue increased by 148.8%, or $2,662,000, from $1,789,000 in the first six months of 2001 to $4,451,000 in 2002. The increase in information services revenue reflects an increase in the number of interactive physician education sessions sold and completed.

Cost of revenue for information services for the six months ended June 30, 2002 increased 52.1%, or $571,000, from $1,095,000 in 2001 to $1,666,000 in 2002. The increase was due to the higher number of physician education sessions completed.

Operating expenses for information services for the six months ended June 30, 2002 decreased by 25.2%, or $727,000, from $2,884,000 in 2001 to $2,157,000 in 2002. The decrease was primarily due to lower intangible amortization expense as the related intangible asset was fully amortized during 2001.

Interest Income and Income Taxes

Interest income for the six months ended June 30, 2002 was $1,473,000 as compared to $3,114,000 for the prior year period. The decrease related to a lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments as compared to the prior year period.

We recorded a benefit for income taxes during the six months ended June 30, 2001 of $4,348,000 from the scheduled reversal of deferred tax liabilities related to the amortization of non-goodwill intangible assets. No other provision or tax benefit for income taxes was recorded in either period because we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

Liquidity and Capital Resources

At June 30, 2002, our principal sources of liquidity consisted of $21,144,000 of cash and cash equivalents and $46,585,000 of marketable securities. At June 30, 2002, we had working capital of $48,773,000 and an accumulated deficit of $548,292,000.

Net cash used in operating activities was $10,651,000 for the six months ended June 30, 2002. Cash used in operating activities resulted primarily from a loss from operations of $9,986,000, partially offset by depreciation and amortization of $3,088,000. Accounts receivable increased by $3,683,000 in the six months ended June 30, 2002, primarily due to growth in revenue. Inventories decreased by $1,884,000 during the six months ended June 30, 2002 due to the sale of advance purchases of certain medications where shortages were expected. Accrued restructuring and other charges decreased by $1,183,000 during the six months ended June 30, 2002 primarily due to cash payments made for employee severance arrangements.

Net cash used in investing activities was $4,235,000 for the six months ended June 30, 2002. Cash used in investing activities resulted primarily from net purchases of marketable securities of $2,419,000. In addition, capital expenditures were $1,072,000 for the six months ended June 30, 2002 as a result of capital outlays to support the future growth of our business. We also capitalized software development costs of $744,000 during the six months ended June 30, 2002. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

Net cash provided by financing activities was $1,906,000 for the six months ended June 30, 2002, primarily as a result of the sale of common stock to a strategic partner.

The following table summarizes our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash in future periods (in thousands):

	Total	Remainder of 2002	2003-2004	2005+

Contractual obligations:
Non-cancelable capital leases	$ 320	$ 135	$ 185	$ -
Non-cancelable operating leases	2,517	516	1,694	307
Marketing programs	1,600	740	860	-

Total contractual cash obligations	$4,437	$1,391	$2,739	$307

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002, we did not own any derivative instruments but we were exposed to market risks, primarily changes in U.S. interest rates. As of June 30, 2002, we had cash, cash equivalents and marketable securities in financial instruments of $67,729,000. Maturities range from less than one month to approximately 18 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2002, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $677,000.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

At Allscripts' Annual Meeting of Stockholders held on May 2, 2002, the stockholders (1) elected M. Fazle Husain, Richard E. Tarrant, and Glen E. Tullman as directors of the Company to hold office until the 2005 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); and (2) approved the amendment of the Company's Amended and Restated 1993 Stock Incentive Plan to increase the number of shares that may be issued under the plan by 1,000,000 shares. The votes were as follows:

	Votes for	Votes against	Withheld/Abstain

(1) Election of directors:
M. Fazle Husain	33,571,041	-	60,322
Richard E. Tarrant	33,577,617	-	53,746
Glen E. Tullman	33,008,404	-	622,959

(2)Approval of amendment of the Amended and Restated 1993 Stock Incentive Plan	30,200,374	3,382,038	48,951

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits -- See Index to Exhibits.

(B) Reports on Form 8-K -- None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
  (Registrant)

                        By:      /s/ David B. Mullen
                                      David B. Mullen
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

Date: August 13, 2002

INDEX TO EXHIBITS

Exhibit Number	Description	References
2.1	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.3	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000
2.4	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000
2.5	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions,Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no.333-49568)
3.4	Bylaws of Allscripts Healthcare Solutions, Inc.(formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
10.1	Amended and Restated 1993 Stock Incentive Plan, as amended
99.1	Certification of Chief Executive Officer and Chief Financial Officer