Form 10-Q
period 2002-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2002-11-14
CIK 1124804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES   X           NO___

As of October 31, 2002, there were 38,424,686 shares of the Registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION Page

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .......................................................... 8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...................................................................................................... 12

Item 4.	Controls and Procedures ................................................................................................................................................................... 12

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K ................................................................................................................................................... 13

SIGNATURES	... 14

Certification of	Chief Executive Officer...................................................................................................................................................................... 15

Certification of	Chief Financial Officer........................................................................................................................................................................ 16

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
	September 30,	December 31,
	2002	2001
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$18,471	$34,124
Marketable securities	12,297	6,352
Accounts receivable, net of allowances of $5,197 at September 30, 2002 and $6,203 at December 31, 2001	16,803	13,811
Other receivables	2,005	1,372
Inventories	4,011	6,225
Prepaid expenses	3,056	2,573
Other current assets	391	389
Total current assets	57,034	64,846

Long-term marketable securities	35,453	37,814
Fixed assets, net	5,321	8,449
Intangible assets, net	4,187	4,783
Goodwill	733	733
Other assets	2,389	819
Total assets	$105,117	$ 117,444

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,701	$5,626
Accrued expenses	2,578	3,113
Accrued compensation	2,924	2,873
Accrued restructuring and other charges	1,439	2,991
Deferred revenue	4,480	3,882
Total current liabilities	17,122	18,485

Other non-current liabilities	145	325
Total liabilities	17,267	18,810

Preferred stock: Undesignated, $0.01 par value, 1,000 shares authorized, no
shares issued and outstanding at September 30, 2002 and December 31, 2001	-	-
Common stock:
$0.01 par value, 150,000 shares authorized,
38,459 issued, 38,425 shares outstanding at
September 30, 2002; 38,050 shares issued, 38,016
shares outstanding at December 31, 2001	385	381
Additional paid-in capital	638,758	636,755
Unearned compensation	(160)	(404)
Treasury stock at cost: 34 shares of common stock at
September 30, 2002 and December 31, 2001	(68)	(68)
Accumulated deficit	(551,491)	(538,306)
Accumulated other comprehensive income	426	276
Total stockholders' equity	87,850	98,634
Total liabilities and stockholders' equity	$105,117	$117,444

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Unaudited)
Revenue:
Prepackaged medications	$12,799	$11,613	$37,758	$36,895
Software and related services	4,819	3,937	14,276	12,638
Information services	2,388	904	6,839	2,693
Total revenue	20,006	16,454	58,873	52,226
Cost of revenue:
Prepackaged medications	10,257	9,660	30,587	30,378
Software and related services	3,418	6,221	11,497	16,864
Information services	1,095	510	2,761	1,605
Restructuring and other charges	-	2,201	-	2,201
Total cost of revenue	14,770	18,592	44,845	51,048
Gross profit (loss)	5,236	(2,138)	14,028	1,178

Selling, general and administrative expenses	8,314	14,873	28,316	44,956
Amortization of intangible assets	135	18,478	407	54,984
Restructuring and other charges	600	6,435	600	6,435
Asset impairment charge	-	354,984	-	354,984
Write-off of acquired in-process research and development	-	-	-	3,000
Loss from operations	(3,813)	(396,908)	(15,295)	(463,091)

Interest income	591	1,073	2,064	4,187
Interest expense	(39)	(41)	(112)	(239)
Other income, net	62	7	158	398
Loss before income taxes	(3,199)	(395,869)	(13,185)	(458,745)

Income tax benefit	-	44,012	-	48,360
Net loss	($3,199)	($351,857)	($13,185)	($410,385)

Net loss per share - basic and diluted	($0.08)	($9.26)	($0.34)	($10.86)

Weighted-average shares of common stock outstanding
used in computing net loss per share - basic and diluted	38,424	38,005	38,308	37,775

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	($13,185)	($410,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,386	65,169
Restructuring and other charges	600	8,636
Asset impairment charge	-	354,984
Write-off of acquired in-process research and development	-	3,000
Non-cash compensation expense	244	381
Realized gain on investments	(98)	(172)
Deferred taxes	-	(48,360)
Provision for doubtful accounts	761	813
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,753)	(3,209)
Other receivables	(508)	3,811
Inventories	2,513	(1,693)
Prepaid expenses, other current and non-current assets	(287)	(172)
Accounts payable	75	(854)
Accrued expenses	(562)	(924)
Accrued compensation	51	(789)
Accrued restructuring and other charges	(1,512)	(861)
Deferred revenue	598	1,426
Other non-current liabilities	10	2
Net cash used in operating activities	(10,667)	(29,197)

Cash flows from investing activities:
Capital expenditures	(1,681)	(2,733)
Purchase of marketable securities	(27,975)	(33,343)
Maturities of marketable securities	24,639	34,743
Capitalized software development costs	(1,813)	-
Cash used for acquisitions, net of acquired cash	-	(5,305)
Net cash used in investing activities	(6,830)	(6,638)

Cash flows from financing activities:
Payment of capital lease obligations	(163)	(124)
Proceeds from issuance of common stock	1,981	-
Proceeds from exercise of common stock options	26	22
Net cash provided (used) by financing activities	1,844	(102)
Net decrease in cash and cash equivalents	(15,653)	(35,937)
Cash and cash equivalents, beginning of period	34,124	76,513
Cash and cash equivalents, end of period	$18,471	$40,576

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38	$55
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options in acquisitions	-	$226,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The quarterly financial information presented herein should be read in conjunction with Allscripts' audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The balance sheet as of December 31, 2001, was derived from Allscripts' audited financial statements. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2. Revenue Recognition

As of September 30, 2002, there was $649 of revenue earned on contracts in excess of billings and $2,348 of billings in excess of revenue earned on contracts in progress. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

In November 2001, the Emerging Issues Task Force (EITF) issued consensus 01-14 (EITF 01-14), "Income Statement Characterization of Reimbursements for 'Out-of-Pocket' Expenses Incurred." The consensus requires that reimbursements for out-of-pocket expenses be classified as revenue in the statement of operations. The consensus is effective for fiscal years beginning after December 15, 2001. Allscripts has adopted EITF 01-14 and reimbursements are now being recorded as revenue with a corresponding increase in cost of revenue. Out-of-pocket expenses reimbursed by customers that were classified as revenue for the three months ended September 30, 2002 and 2001 were $169 and $39, respectively, and for the nine months ended September 30, 2002 and 2001 were $438 and $93, respectively. This classification had the effect of reducing gross margin percentage by 0.2% for both of the three and nine months ended September 30, 2002.

3. Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net loss	($3,199)	($351,857)	($13,185)	($410,385)
Other comprehensive income: Unrealized gain on marketable securities, net of taxes	208	249	150	346
Comprehensive loss	($2,991)	($351,608)	($13,035)	($410,039)

4. Restructuring and Other Charges

In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization; prioritize its initiatives around high-growth areas of its business; focus on profitability; reduce operating expenses; improve efficiencies in light of recent acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan included workforce and overhead reduction and the termination of certain unprofitable strategic agreements and customer relationships. All charges discussed in the following paragraphs were recorded as operating expenses in the statement of operations, except $2,201 recorded during 2001, which was classified as cost of revenue.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Restructuring

  Workforce reduction

   The restructuring plan will result in the termination of approximately 225 employees across all business functions, of which 197 were terminated as of September 30, 2002. The workforce reductions started in the third quarter of 2001 and were substantially completed by the end of the first quarter of 2002. As part of the restructuring charge, Allscripts recorded a workforce reduction charge in fiscal 2001 of $3,317 consisting primarily of severance and related benefits, which will be paid out over time. During the three months ended September 30, 2002, an additional charge of $186 was taken to satisfy the estimated remaining obligations as part of the workforce reduction.

  Termination of agreements

  Allscripts recorded a charge of $1,053 in fiscal 2001 related to the termination of certain agreements and non-cancelable leases that were originally expected to increase product distribution and enhance product offerings. The charge includes estimated payments for the early termination of these agreements, all of which have been terminated, except the lease agreements, which will expire through January 2006.

Other Charges

  Termination of unprofitable customer contracts

  Allscripts recorded a charge in fiscal 2001 of $4,266 related to the termination of unprofitable customer contracts. The termination of unprofitable customer contracts occurred in client sites where system utilization was low. The charge relates to the reduction of the carrying value of receivables to their expected realizable value and the costs for disposition of assets relating to these sites resulting from terminating the customer relationship.

  Executive departure

  Allscripts recorded a charge in the third quarter of 2002 of $414 for severance costs in connection with the departure of our former chief financial officer.

A summary of the activity and balances of the restructuring and other charges reserve accounts is outlined as follows:

		Activity During the Nine Months Ended September 30, 2002
	Balance at December 31, 2001	Accrual	Write-offs	Cash Payments	Balance at September 30, 2002

Restructuring
Workforce reduction	$1,693	$186	$ -	($1,171)	$708
Termination of agreements	658	-	-	(341)	317

Subtotal	2,351	186	-	(1,512)	1,025
Other charges
Termination of unprofitable customer contracts and strategic agreements	640	-	(640)	-	-
Executive departure	-	414	-	-	414

Total	$2,991	$600	($640)	($1,512)	$1,439

At September 30, 2002 and December 31, 2001, Allscripts had reclassified reserves of $0 and $1,512, respectively, to a contra asset account in accounts receivable. During the nine months ended September 30, 2002, Allscripts had write-offs of $1,512 of accounts receivable related to terminated customer relationships.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

5. Net Loss Per Share

Allscripts accounts for net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic loss per share is computed by dividing the net loss by the weighted average shares of outstanding common stock (including additional shares that may be issued pursuant to business combinations). For purposes of calculating diluted loss per share, the denominator includes both the weighted average shares of common stock outstanding (including shares to be issued pursuant to business combinations) and dilutive common stock equivalents.

In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented. Antidilutive potential common stock securities excluded from the diluted loss per share computation consisted of 8,075 and 7,100 options and 3 and 8 warrants at September 30, 2002 and 2001, respectively.

6. Business Segments

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

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications. The software and related services segment derives its revenue from the sale and installation of software that provides point-of-care decision support solutions. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. All corporate operating expenses are allocated to each reportable segment, using a reasonable basis for each expense. Allscripts does not allocate interest income, interest expense, other income or income tax benefit to its operating segments.

Allscripts allocates depreciation and amortization to each segment, but does not allocate the related assets. Consequently, Allscripts does not report its assets by segment.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenue:
Prepackaged medications	$12,799	$11,613	$37,758	$36,895
Software and related services	4,819	3,937	14,276	12,638
Information services	2,388	904	6,839	2,693
Total revenue	$20,006	$16,454	$58,873	$52,226
Depreciation and amortization:
Prepackaged medications	$270	$1,010	$957	$3,026
Software and related services	981	20,471	3,211	61,183
Information services	47	120	218	960
Total depreciation and amortization	$1,298	$21,601	$4,386	$65,169
Profit (loss) from operations:
Prepackaged medications	$548	($9,813)	$1,600	($9,602)
Software and related services	(4,518)	(386,459)	(17,680)	(450,615)
Information services	157	(636)	785	(2,874)
Total loss from operations	(3,813)	(396,908)	(15,295)	(463,091)
Net interest and other income	614	1,039	2,110	4,346
Total loss before income taxes	($3,199)	($395,869)	($13,185)	($458,745)

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

7. Goodwill Amortization

As of January 1, 2002, Allscripts adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill. The transitional impairment test required within the first six months of the adoption of SFAS No. 142 has been performed. No indicators of impairment for any reporting unit were identified as a result of the transitional impairment test.

The following table is a reconciliation of reported net loss and basic and diluted loss per share to adjusted net loss and basic and diluted loss per share reflecting the impact if SFAS No. 142 had been effective for the three and nine months ended September 30, 2001:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Reported net loss	($3,199)	($351,857)	($13,185)	($410,385)
Goodwill amortization	-	14,611	-	43,563
Adjusted net loss	($3,199)	($337,246)	($13,185)	($366,822)
Per-share data - basic and diluted:
Reported net loss	($0.08)	($9.26)	($0.34)	($10.86)
Goodwill amortization	-	0.39	-	1.15
Adjusted net loss	($0.08)	($8.87)	($0.34)	($9.71)

Amortization of intangible assets for the three and nine months ended September 30, 2002 totaled $127 and $471, respectively. The following table reflects the carrying amounts and accumulated amortization for each type of intangible asset:

	September 30, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	$149	$149	$-	$149	$61	$88
Strategic agreements	4,700	513	4,187	4,825	130	4,695
Total	$4,849	$662	$4,187	$4,974	$191	$4,783

Allscripts estimates that the amortization expense will be $126 for the remainder of 2002 and $506 per year for the next five fiscal years.

8. Subsequent Event

On October 9, 2002, certain Allscripts executives forfeited 538 of their outstanding stock options with an average exercise price of $34.22 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands)

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

In 1997, under the direction of our new executive management team, we focused our efforts on the information aspects of medication management, including the development of technology tools necessary for electronic prescribing, routing of prescription information and submission of medication claims for managed care reimbursement. In January 1998, we introduced the first version of our TouchWorks software that fully incorporated these features. At the same time, we redirected our sales and marketing efforts away from our traditional fee-for-service customer base to physicians who have a large percentage of managed care patients. We recognized that there was a larger market opportunity among physicians whose patients are covered by managed care plans because the portion of prescriptions covered by managed care plans was increasing relative to the portion of fee-for-service prescriptions. Further, we believe that our technology can give us a competitive advantage where more patients' prescriptions are covered by managed care plans because our products streamline the process by which physicians, managed care organizations and patients interact. In addition, we believe that the managed care market provides us with the opportunity to realize higher margins on our software products.

We believe that managed care prescription programs will continue to cover an increasing percentage of patients in the foreseeable future. This trend will have the effect of reducing the dispensing opportunities of our traditional dispensing customers because of their inability to submit claims electronically for reimbursement by managed care payers. This reduction in dispensing opportunities could reduce the revenue that we have historically recognized from these customers. Additionally, managed care programs impose reduced reimbursement rates for the medications dispensed to their plan participants, thus providing us with a dollar margin per prescription dispensed that is lower than we have historically experienced. Because TouchWorks enables physicians to submit claims electronically for reimbursement by managed care payers, a large portion of the medications dispensed by our TouchWorks customers is dispensed to managed care patients. Accordingly, we expect that this portion of our business will provide margins with respect to the sale of prepackaged medications that are lower than we have historically experienced. In addition, we expect that seasonal variances in demand for our products and services will continue. Historically, all other factors aside, our sales of prepackaged medications have been highest in the fall and winter months.

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

In July 2001, we announced and began implementation of a restructuring plan to realign our organization; prioritize our initiatives around high-growth areas of our business; focus on profitability; reduce operating expenses; improve efficiencies in light of the aforementioned acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan includes workforce and overhead reduction, and the termination of certain strategic agreements and unprofitable customer contracts. As a result of the restructuring plan, we recorded restructuring and other charges of $8,636 during the third quarter of 2001, of which $6,435 was classified as operating expenses and $2,201 was classified as cost of revenue. As part of the same restructuring plan, we recorded an additional charge of $186 during the third quarter of 2002. In addition, certain events and changes in circumstances caused us to conduct a review of the carrying value of our goodwill and purchased intangible assets. These events included the restructuring plan, the business climate, which has generated valuation declines of enterprises in our industry, and the failure of certain assets to generate the cash flows that were projected at the time of acquisition. As a result of this review, we recorded an asset impairment charge of $354,984 during 2001.

We currently operate in three reporting business segments: prepackaged medications; software and related services; and information services. Software and related services include revenue from software licenses, computer hardware, and related services. Information services include physician education and information products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

The following table illustrates the quarterly revenue trend for the three reportable segments for the quarters ended (unaudited):

	2001				2002

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,

Prepackaged medications	$12,563	$12,719	$11,613	$12,777	$12,479	$12,480	$12,799
Software and related services	3,322	5,379	3,937	4,455	4,439	5,018	4,819
Information services	714	1,075	904	1,459	1,855	2,596	2,388

Total revenue	$16,599	$19,173	$16,454	$18,691	$18,773	$20,094	$20,006

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Prepackaged Medications

Prepackaged medications revenue increased by 10.2%, or $1,186, from $11,613 for the three months ended September 30, 2001 to $12,799 for the same period in 2002. Prepackaged medications revenue increased by 2.3%, or $863, from $36,895 in the first nine months of 2001 to $37,758 in the first nine months of 2002. The increase in both periods reflects an increase in the average selling prices of medications sold, due primarily to general price inflation, offset by a decrease in the volume of prepackaged medications sold resulting from the termination of unprofitable customer arrangements.

Cost of revenue for prepackaged medications for the three months ended September 30, 2002 increased by 6.2%, or $597, from $9,660 in 2001 to $10,257 in 2002. Cost of revenue for prepackaged medications for the nine months ended September 30, 2002 increased by 0.7%, or $209, from $30,378 in 2001 to $30,587 in 2002. The increase in both periods was due to increased cost per unit sold partially offset by more favorable buying arrangements with suppliers.

Operating expenses for prepackaged medications for the three months ended September 30, 2002 decreased by 83.1%, or $9,772, from $11,766 in 2001 to $1,994 in 2002. Operating expenses for prepackaged medications for the nine months ended September 30, 2002 decreased by 65.4%, or $10,548, from $16,119 in 2001 to $5,571 in 2002. The decrease in both periods was primarily due to an intangible asset impairment charge of $7,425 included in the 2001 results, lower intangible amortization expense in 2002 resulting from the aforementioned intangible asset impairment charge, and the elimination of the requirement to amortize goodwill pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" starting in fiscal year 2002.

Software and Related Services

Software and related service revenue for the three months ended September 30, 2002 increased by 22.4%, or $882, from $3,937 in 2001 to $4,819 in 2002. Software and related service revenue for the nine months ended September 30, 2002 increased by 13.0%, or $1,638, from $12,638 in 2001 to $14,276 in 2002. The increase in both periods reflects an increase in sales of our integrated content and clinical workflow products, partially offset by lower revenue derived from our software sales to smaller physician practices as a result of a decision we made in 2001 to focus sales and service efforts on larger physician practices, and by our exit from unprofitable customer arrangements.

Cost of revenue for software and related services decreased by 59.4%, or $5,004, from $8,422 in the third quarter of 2001 to $3,418 in the third quarter of 2002. Cost of revenue for software and related services decreased by 39.7%, or $7,568, from $19,065 in the first nine months of 2001 to $11,497 in the first nine months of 2002. We recorded a charge of $2,201 related to the exit of unprofitable customer relationships during the third quarter of 2001. The remainder of the decrease in both periods was primarily due to lower amortization expense of acquired software and lower depreciation expense due to the decision to exit unprofitable customer contracts, offset by increased cost of implementation, training, and support.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

Operating expenses for software and related services for the three months ended September 30, 2002 decreased by 98.5%, or $376,055, from $381,974 in 2001 to $5,919 in 2002. Operating expenses for software and related services for the nine months ended September 30, 2002 decreased by 95.4%, or $423,729, from $444,188 in 2001 to $20,459 in 2002. The decrease in both periods was primarily due to an intangible asset impairment charge of $347,559 being taken in the third quarter of 2001. In addition, intangible amortization expense was lower in 2002 resulting from the aforementioned intangible asset impairment charge taken during 2001, and the elimination of the requirement to amortize goodwill pursuant to SFAS No. 142. Operating expenses were also lower as a result of workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, the decision to focus sales and service efforts on larger physician practices, and the subsidization of marketing expenses by our strategic partners. Also, during the three and nine months ended September 30, 2002, we capitalized $1,069 and $1,813, respectively, of software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During the nine months ended September 30, 2001, we also recorded a write-off of acquired in-process research and development of $3,000 related to an acquisition.

Information Services

Information services revenue increased by 164.2%, or $1,484, from $904 in the third quarter of 2001 to $2,388 in 2002. Information services revenue increased by 154.0%, or $4,146, from $2,693 in the first nine months of 2001 to $6,839 in 2002. The increase in both periods in information services revenue reflects an increase in the number of interactive physician education programs sold and completed.

Cost of revenue for information services for the three months ended September 30, 2002 increased 114.7%, or $585, from $510 in 2001 to $1,095 in 2002. Cost of revenue for information services for the nine months ended September 30, 2002 increased 72.0%, or $1,156, from $1,605 in 2001 to $2,761 in 2002. The increase in both periods was due to a higher number of physician education sessions completed.

Operating expenses for information services for the three months ended September 30, 2002 increased by 10.3%, or $106, from $1,030 in 2001 to $1,136 in 2002. Operating expenses for information services for the nine months ended September 30, 2002 decreased by 16.9%, or $669, from $3,962 in 2001 to $3,293 in 2002. The increase for the three months ended September 30, 2002, was primarily due to increased sales and marketing efforts. The decrease for the nine months ended September 30, 2002, was primarily due to lower intangible amortization expense as the related intangible asset was fully amortized during 2001.

Interest Income and Income Taxes

Interest income for the three months ended September 30, 2002 was $591 as compared to $1,073 for the same period in the prior year. Interest income for the nine months ended September 30, 2002 was $2,064 as compared to $4,187 for the same period in the prior year. The decrease for both periods related to lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments during 2002.

We recorded a benefit for income taxes during the three and nine months ended September 30, 2001 of $44,012 and $48,360, respectively, from the reversal of deferred tax liabilities related to the amortization and impairment write-down of non-goodwill intangible assets. No other provision or tax benefit for income taxes was recorded in any period presented because we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

Liquidity and Capital Resources

At September 30, 2002, our principal sources of liquidity consisted of $18,471 of cash and cash equivalents and $47,750 of marketable securities for a total of $66,221 in cash, cash equivalents and marketable securities. At September 30, 2002, we had working capital of $39,912 and an accumulated deficit of $551,491.

Net cash used in operating activities was $10,667 for the nine months ended September 30, 2002. Cash used in operating activities resulted primarily from a loss from operations of $13,185, partially offset by depreciation and amortization of $4,386. Accounts receivable increased by $3,753 in the nine months ended September 30, 2002, primarily due to growth in revenue. Inventories decreased by $2,513 during the nine months ended September 30, 2002, due to the sale of certain medications that we previously purchased in advance where shortages were expected and the reduction of technology inventory as a result of a change in the amount of inventory required by the software and related services business. Accrued restructuring and other charges decreased by $1,512 during the nine months ended September 30, 2002, primarily due to cash payments made for employee severance arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

Net cash used in investing activities was $6,830 for the nine months ended September 30, 2002. Cash used in investing activities resulted primarily from net purchases of marketable securities of $3,336. In addition, we capitalized software development costs of $1,813 during the nine months ended September 30, 2002. Also, capital expenditures were $1,681 for the nine months ended September 30, 2002 as a result of capital outlays to support the future growth of our business. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the range of $500 to $600 per quarter in the ordinary course of business.

Net cash provided by financing activities was $1,844 for the nine months ended September 30, 2002, primarily as a result of the sale of common stock to a strategic partner in the first quarter of 2002.

The following table summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Remainder of 2002	2003-2004	2005+

Contractual obligations:
Non-cancelable capital leases	$253	$67	$186	$-
Non-cancelable operating leases	6,056	229	1,873	3,954
Marketing programs	1,600	400	1,200	-

Total contractual cash obligations	$7,909	$696	$3,259	$3,954

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

Critical Accounting Policy

Software Capitalization

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," we capitalize certain computer software development costs. Prior to 2002, we had only capitalized approximately $50 of computer software development costs. Through the first nine months of 2002, we have capitalized $1,813 of computer software development costs.

Costs are capitalized upon the establishment of technological feasibility. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements, which is generally evidenced by a detailed program design. Capitalization of costs occurs from this point until the product is available for general release to our customers.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

A full discussion of all critical accounting policies is included in the Management's Discussion and Analysis Section of our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of September 30, 2002, we had cash, cash equivalents and marketable securities in financial instruments of $66,221. Maturities range from less than one month to approximately 21 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2002, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $662.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries has been made known to them in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

(b) Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions have been taken.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits -- See Index to Exhibits.

(B) Reports on Form 8-K.

    Allscripts filed a report on Form 8-K dated October 9, 2002 in connection with the announcement of the hiring of a new Chief Financial Officer.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
  (Registrant)

                        By:      /s/ William J. Davis
                                      William J. Davis
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

Date: November 14, 2002

Certification of Chief Executive Officer

I, Glen E. Tullman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allscripts Healthcare Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                                                        /s/ Glen E. Tullman
                                                                                                Chief Executive Officer

Certification of Chief Financial Officer

I, Glen E. Tullman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allscripts Healthcare Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                                                        /s/ William J. Davis
                                                                                                Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	References
2.1	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.3	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000
2.4	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000
2.5	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions,Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no.333-49568)
3.4	Bylaws of Allscripts Healthcare Solutions, Inc.(formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

INDEX TO EXHIBITS (continued)

Exhibit Number	Description	References
10.1	Employment Agreement, dated as of July 8, 2002, between Allscripts, Inc. and Glen E. Tullman.
10.2	Employment Agreement, dated as of July 8, 2002, between Allscripts, Inc. and Lee Shapiro.
10.3	Employment Agreement, dated as of July 8, 2002, between Allscripts, Inc. and Joe Carey.
10.4	Employment Agreement, dated as of July 8, 2002, between Allscripts, Inc. and Scott Leisher.
10.5	Separation Agreement and General Release, dated as of September 13, 2002, between Allscripts Healthcare Solutions, Inc. and David B. Mullen.
10.6	First Amendment, dated July 31, 2002, among Allscripts Healthcare Solutions, Inc., Bergen Brunswig Drug Company doing business as AmerisourceBergen and Allscripts, Inc., to Pharmacy Services Prime Vendor Agreement, dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Company doing business as AmerisourceBergen.
99.1	Certification of Chief Executive Officer and Chief Financial Officer