Form 10-Q/A
period 2002-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2002-12-31
CIK 1124804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q/A

INDEX

EXPLANATORY NOTE REGARDING AMENDED 10-Q.

We are filing this Form 10-Q/A to correct a typographical error contained in the Certification of Chief Financial Officer filed as a part of our Form 10-Q with the Securities and Exchange Commission on November 14, 2002. The Certification of Chief Financial Officer, as filed, inadvertently contained the name of our Chief Executive Officer, rather than our Chief Financial Officer, in the first line. The actual certification that was signed by our Chief Financial Officer on November 14, 2002 immediately prior to the filing of our Form 10-Q and that has been retained by us did not contain the typographical error.

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

Date: December 31, 2002

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

I, William J. Davis, certify that:

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