Form 10-K
period 2002-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2003-03-31
CIK 1124804

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32085

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4392754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2401 Commerce Drive, Libertyville, Illinois 60048
(Address of principal executive offices and zip code)

(847) 680-3515
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $0.01 par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No ☐

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $93,303,000.

        The number of outstanding shares of the registrant's Common Stock as of February 28, 2003, was 38,440,520.

        Documents Incorporated by Reference: Portions of the Proxy Statement for the 2003 annual stockholders meeting are incorporated by reference into Part III.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
TABLE OF CONTENTS TO
2002 ANNUAL REPORT ON FORM 10-K

        Effective January 8, 2001, Allscripts, Inc. acquired Channelhealth Incorporated, and each became a wholly owned subsidiary of a new holding company, Allscripts Healthcare Solutions, Inc., which was originally incorporated in Delaware as Allscripts Holding, Inc. on July 11, 2000. As a result of the merger transaction, each outstanding share of Allscripts, Inc. common stock was converted into one share of Allscripts Healthcare Solutions, Inc. common stock. Allscripts, Inc. no longer files reports with the Securities and Exchange Commission, and its common stock is no longer listed on the Nasdaq National Market; however, Allscripts Healthcare Solutions, Inc. does file reports with the Securities and Exchange Commission, and its common stock is listed on the Nasdaq National Market under the symbol "MDRX". In this report, "we", "us", "our" and "Allscripts", when referring to events prior to January 8, 2001, refer to our wholly owned subsidiary and predecessor, Allscripts, Inc., and, when referring to subsequent time periods, refer to Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries, including Allscripts, Inc., unless the context indicates otherwise.

        TouchScript® and TeleMed® are registered trademarks of Allscripts, Inc., Channelhealth® is a registered trademark of Channelhealth Incorporated, and PATIENT ED® is a registered trademark of Medifor, Inc. Other trademarks of Allscripts Healthcare Solutions, Inc. or of its wholly owned subsidiaries used in this report include: Allscripts™, Clinical Works Modules™, e-Detailing™, FirstFill™, HealthFrame™, Integration Professional™, Physician Channel™, Physician Homebase™, Physicians Interactive™, Pocket Library™, TouchWorks™ and mEMR™. All other trademarks, brand marks, trade names and registered marks used in this report are trademarks, brand marks, trade names or registered marks of their respective owners. Allscripts Healthcare Solutions, Inc. owns a number of additional trademarks, including registered trademarks, that are not referenced in this report.

PART I

Item 1. Business

General

        Allscripts Healthcare Solutions is a leading provider of clinical software and information solutions for physicians. Our key offerings fall into three business segments. Our software and services segment is comprised primarily of our TouchWorks™ software business. TouchWorks is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a wireless handheld device, Tablet PC, or desktop workstation to automate the most common physician activities. Our information services segment is comprised primarily of Physicians Interactive™ (PI) business. PI links physicians with pharmaceutical companies and medical suppliers using interactive education sessions to provide product information to the physician. Finally, our prepackaged medications segment is comprised of our Allscripts Direct™ business. Allscripts Direct provides point-of-care medication, and medical supply management solutions for physicians.

        We provide decision support solutions for physicians that are designed to improve the quality and reduce the cost of healthcare. Our technology-based, physician-centric approach focuses on the point of care, where prescriptions and many other healthcare transactions originate, and creates an electronic dialogue between physicians and other participants in the healthcare delivery process, including patients, pharmacies, managed care organizations and pharmaceutical manufacturers. We believe physicians find our solutions attractive because incorporating these solutions into their office work flow can increase efficiency and profitability, reduce errors and improve the quality of patient care.

The EMR Solution: TouchWorks

        Through our own internal development efforts and acquisitions, we have developed a variety of point-of-care solutions that enable physicians to provide higher quality healthcare and deliver it more cost effectively. Our TouchWorks electronic medical record (EMR) software integrates technology into the entire care process. The TouchWorks modules use wireless PDAs, Tablet PCs or desktop workstations to automate the most common physician activities, including prescribing, dictating, capturing charges, ordering lab tests and viewing results, providing patient education, and documenting clinical encounters. The modules are combined with a comprehensive tasking tool that helps physicians organize their practice flow. The modular approach allows physicians to start with a single application and evolve over time to a complete mobile and modular electronic medical record, which we refer to as mEMR.

        We believe that the best way to improve the care management process is by focusing on and automating the most labor intensive, time consuming aspects of care delivery. Having these modules available on a variety of platforms that offer mobility, flexibility, and real-time connectivity, enables us to provide an attractive set of benefits to our customers:

  •
  Ease of Adoption. Using a modular approach, our physician customers can start with one or a few modules instead of learning the entire system at once. This strategy enables physicians to gain a level of confidence with initial modules and then add more functionality at their own pace, ultimately progressing to a full EMR. We believe that such ease of adoption leads to greater physician utilization and contributes to the success of the TouchWorks solution.

  •
  Ease of Use. We have designed TouchWorks to be easy to use, enabling a physician to complete a prescription, dictate a note or document a charge rapidly. Additionally, the TouchWorks system helps the physician automatically document the patient encounter and the activities that occur during the patient visit, increasing accuracy while improving efficiency.

  •
  Accessibility. Physicians can instantly access TouchWorks from a variety of locations, including the exam room, hospital or home. They can also perform such important tasks as dictation and charge capture in an offline mode and immediately transfer those files once they reconnect to the network. The EMR software runs on wireless PDAs, Tablet PCs and/or desktop workstations, enabling physicians to use TouchWorks in whatever manner best suits their workflow and habits.

  •
  Information. TouchWorks provides valuable, objective information prior to, during and after the care process, enabling physicians to provide higher quality care and deliver that care more cost effectively.

  •
  Financial Opportunity. TouchWorks streamlines a very complicated and cumbersome paper-based process that reduces overall costs and provides physicians with a significant financial opportunity.

Competitive Advantage

        We believe that we have several advantages over our current and potential competitors:

  •
  Breadth of Product Offering. Our suite of clinical software solutions features multiple, mobile hardware platforms and includes electronic prescribing, digital dictation, charge capture, and a collection of clinical reference material, encompassing virtually all of the most common administrative functions that a physician performs at the point of care.

  •
  Modularity. The ability to implement individual modules of our product enables physicians to start with the tools that solve their most pressing needs first and rapidly implement applications that demonstrate a measurable return on investment.

  •
  Mobility. Our product offers a wireless option, allowing the physician to have access to the features of our product at the point of care.

  •
  Installed Base. Over 12,000 physicians have purchased one or more of our products or solutions, including physicians associated with some of the country's most prestigious healthcare institutions.

  •
  Return on Investment. Based on increases in productivity, quality of care improvement, and greater practice revenue opportunities, we believe we can provide our customers immediate and measurable value.

  •
  Strategic Alliance with IDX Systems. Pursuant to a strategic alliance agreement with IDX, Allscripts is the exclusive provider of ambulatory point-of-care clinical applications for IDX's installed base of large physician practices nationwide, representing over 138,000 physician prospects for the TouchWorks solution. The agreement with IDX runs through January 2011 and includes integration of our clinical applications into IDX practice management systems and joint product development.

TouchWorks products include the following:

Available on
Products/Modules	Description	Features	Desktop	PDA	Tablet PC
TouchWorks
Workflow	Office automation and work-flow integration tools	Task lists for the physicians and their support teams	X		X
Charge	Automated encounter form	Easy to use template design	X	X	X
Dictate/Document	Electronic dictation and document management	On-line tracking, viewing and printing capabilities	X	X	X
Rx+	Medication management and prescription communication for ambulatory patients	Drug utilization review and plan-specific formulary checking	X	X	X
Result	Display of clinical results and text documents	Online result retrieval	X		X
Scan	Electronic document imaging	Enables a practice to maintain a completely paperless patient record by scanning paper documents into a chart	X		X
Order	Ordering of diagnostic tests, supplies and other items for ambulatory patients	Online ordering	X		X
Note	Structured clinical note creation and editing	Note creation and management	X		X
Pocket Library	Electronic clinical reference	Framework to add content easily		X	X
FirstFill	Medication fullfillment at the point of care	Inventory management and online adjudication	X	X	X

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

        We believe that there is limited direct competition in providing comprehensive decision support solutions to physicians that are easy to use, accessible anywhere and anytime, and deliver information content and financial opportunity for physicians comparable to ours. However, several organizations offer components that overlap with certain components of our solutions and may become increasingly competitive with us in the future.

        We face competition from several types of organizations, including the following:

  •
  physician practice management systems suppliers;

  •
  ambulatory electronic medical records providers;

  •
  acute electronic medical records providers; and

  •
  enterprise-wide application providers.

        While many of these types of organizations are potential competitors, we believe that there are opportunities to establish strategic relationships, alliances or distribution agreements with some of them. In addition, we expect that major software information systems companies and others specializing in the healthcare industry may offer products or services that are competitive with components of our solutions.

The e-Detailing Solution: Physicians Interactive

        Pharmaceutical companies are producing new medications on an increasingly frequent basis. Busy physicians understand and utilize these new approaches in the treatment of their patients, but often do not have time to read journals or visit with pharmaceutical representatives. We believe that Physicians Interactive addresses the needs of physicians that are created in this environment.

        e-Detailing™ from PI links physicians with pharmaceutical companies and medical suppliers using interactive education sessions to provide product information to the physician. Available anytime and anywhere a physician has access to the Internet, each program takes advantage of PI's physician relationships, experience, and proprietary process to deliver effective and physician-trusted programs. Our pharmaceutical company and medical supplier clients use PI programs to provide physicians with valuable and up-to-date information about various medications and medical products, as well as to collect feedback from physician thought leaders and other experts.

        To date, we believe that PI has launched and completed more Internet detailing sessions than all other competitors combined. PI's current client list includes seven of the world's ten largest (based on revenues) pharmaceutical companies, nearly all of which have launched several different e-Detailing programs.

Competitive Advantage

        We believe that we have several advantages over our current and potential competitors:

  •
  Relationships. We have a physician-trusted program with access to over 50,000 physicians anytime. We also benefit from a large network of recruiting partners.

  •
  Experience. We have completed over 250 programs in 30 unique specialties, which provides us with the expertise to produce programs that meet the strategic and tactical objectives of our customers.

        The PI product offerings include:

Product	Description
e-Detailing	Interactive web-based promotional and educational program targeted at physicians and other healthcare professionals to promote a client's pharmaceutical product and educate participants on disease states.
OpinionLeader
Interactive web-based program targeted at physician advocates and key opinion leaders to collect advice and opinions on pharmaceutical products/marketing messages and to educate and equip national, regional and local speakers.
Survey	Interactive web-based market research program targeted at physicians and other healthcare professionals soliciting their opinions and feedback on pharmaceutical products and disease states.
Convention	Interactive solution for the physician convention and conference setting offering a live, one-on-one interaction between a pharmaceutical sales representative and physician.

Competition

        Competitors for PI include other full service e-Detailing companies and companies, provide e-Detailing software, and the in-house sales staffs of our customers.

The Point-of-Care Medication and Medical Supply Solution: Allscripts Direct

        When originally founded in 1986, Allscripts Healthcare Solutions was a repackager of medications. Today, this business has grown into Allscripts Direct, the leading provider of point-of-care medication management solutions. With over 15,000 physician customers nationwide, Allscripts Direct provides physician groups, urgent care clinics, and occupational health centers the ability to provide medications at the point of care. We believe that Allscripts Direct medication repackaging services increase safety, compliance, and confidentiality while strengthening the physician's relationship with his or her patient, which can become a competitive advantage over time. Allscripts Direct can also provide an additional revenue stream for physicians who process fee-for-service and online insurance claims for their patients.

Competition

        Competitors for Allscripts Direct include other medication repackaging companies and bulk pharmaceutical distributors.

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

        Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as "Stark II," applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician's dispensing of outpatient prescription drugs, provided that the physician meets the requirements of the exception. We believe that the physicians who use our TouchWorks system or dispense drugs distributed by us are aware of these requirements, since they are generally well known in the health care industry, but we do not monitor their compliance and have no assurance that our customers are in material compliance with Stark II, either pursuant to the in-office ancillary services exception or another applicable exception. As a distributor of prescription drugs to physicians, we and our customers are also subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase of goods, including drugs, covered by the programs. The anti-kickback law provides a number of exceptions or "safe harbors" for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws. If, however, it were determined that we were not in compliance with those laws, we could be subject to liability, and our operations could be curtailed.

        As a repackager and distributor of drugs, we are subject to regulation by and licensure with the Food and Drug Administration (FDA), the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA's "good manufacturing practices." We are subject to periodic inspections of our facilities by regulatory authorities, and adherence to policies and procedures for compliance with applicable legal requirements. Because the FDA's good manufacturing practices were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce.

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

        Existing federal and state laws and regulations regulate the disclosure of confidential medical information, including information regarding conditions like AIDS, substance abuse and mental illness. Some of these state laws are not pre-empted by the HIPAA Privacy Standards, discussed below. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) established a number of important new national standards and procedures for the health care industry, including the "Standards for Electronic Transactions and Code Sets" (the Transaction Standards); the "Security Standard"; and Standards for Privacy of Individually Identifiable Health Information" (the Privacy Standards Rule) The Transaction Standards require the use of specified data coding, formatting and content in all specified "Health Care Transactions" conducted electronically. The Security Standards require the adoption of specified types of security for health care information. The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities. Generally, the HIPAA standards directly affect Covered Entities, defined as "health care providers, health care payers, and health care clearinghouses". In addition, the Privacy Standards affect third parties that create or access Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called "Business Associates". Covered Entities must have a written "Business Associate Agreement" with such third parties, containing specified "satisfactory assurances" that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations to support the covered entity's own HIPAA compliance. Most of our customers are Covered Entities. We believe that the principal effects of HIPAA will be, first, to require that our systems be capable of being operated by our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. Most Covered Entities must be in compliance with the Privacy Standards by April 14, 2003, with the Transaction Standards by October 15, 2003 (assuming the Covered Entity made a timely request for a one year extension of the Transaction Standards compliance date), and with the Security Standards by April 20, 2005. As part of the operation of our business, our customers do provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. We believe that we have policies and procedures to assure that any confidential medical information we receive is handled in a manner that complies with all federal and state confidentiality requirements and with our obligations under Business Associate Agreements with our customers. We believe that our systems and products are, or will be, capable of being used by our customers in compliance with the Transaction Standards and with the Security Standards. However, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the future impact of HIPAA on our business and operations.

Backlog

        At December 31, 2002 and 2001, backlog totaled approximately $35, and $30 million, respectively. Approximately $8 to $12 million of the 2002 backlog is not expected to be realized during 2003.

Employees

        As of February 28, 2003, we employed 304 persons on a full-time basis, including 89 in customer service and support, 60 in general and administrative, 61 in sales and marketing, 31 in production and warehousing and 63 in product development. None of our employees is a member of a labor union or is covered by a collective bargaining agreement. We believe we have good relations with our employees.

Item 2. Properties

        Our executive offices and state-of-the-art repackaging facilities are located in Libertyville, Illinois, in approximately 80,000 square feet of space under a lease that expires in June 2009. We lease space for two separate, smaller repackaging facilities in Grayslake, Illinois, under a lease that expires in June 2007. We also maintain two other offices for sales, marketing, operations and development efforts in Port Townsend, Washington, with an aggregate of approximately 2,900 square feet under a lease that expires in March 2003, and in Burlington, Vermont, with approximately 15,000 square feet under a lease that expires in January 2006. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

        We are a defendant in over 2,000 multi-defendant lawsuits brought by over 3,000 claimants involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas beginning in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, Allscripts has been indemnified by the primary manufacturer of the drugs at issue in these cases. Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16 million per occurrence and $17 million per year in the aggregate and its indemnity from the drug manufacturer is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Public Market for Common Stock

        Our common stock has been quoted on the Nasdaq National Market under the symbol "MDRX" since January 9, 2001. From July 23, 1999 until January 9, 2001, the stock of Allscripts, Inc. traded on the Nasdaq National Market under the same symbol. Prior to July 23, 1999, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock of Allscripts Healthcare Solutions, Inc. and Allscripts, Inc. for the applicable periods as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2001
First Quarter	$11.66	$4.63
Second Quarter	$9.00	$3.77
Third Quarter	$7.52	$3.50
Fourth Quarter	$4.23	$2.20
Year Ended December 31, 2002
First Quarter	$6.64	$3.05
Second Quarter	$6.34	$2.93
Third Quarter	$3.83	$1.90
Fourth Quarter	$3.42	$2.01

        On March 21, 2003, we had 356 holders of record of common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

        You should read the selected consolidated financial data shown below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the three years ended December 31, 2002 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from the consolidated financial statements audited by KPMG LLP that are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999, and 1998 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period. The consolidated statements of operations data below reflect the pharmacy benefit management business that we sold in March 1999 as a discontinued operation.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$78,802	$70,917	$54,983	$27,586	$23,682
Cost of revenue	58,931	64,083	42,518	21,909	17,320
Restructuring and other charges	—	2,201	—	—	—

Gross profit	19,871	4,633	12,465	5,677	6,362
Operating expenses:
Selling, general and administrative expenses	36,412	57,908	43,183	20,975	12,658
Amortization of intangibles	540	55,095	24,062	1,351	372
Asset impairment charge	—	354,984	—	—	—
Restructuring and other charges	600	6,435	—	—	430
Write-off of acquired in-process research and development	—	3,000	13,729	—	—

Loss from operations	(17,681)	(472,789)	(68,509)	(16,649)	(7,098)
Interest income (expense), net	2,251	4,772	7,706	1,216	(596)
Other income (expense), net	197	542	(1,000)	—	—

Loss from continuing operations before income taxes	(15,233)	(467,475)	(61,803)	(15,433)	(7,694)
Income tax benefit	—	48,544	—	—	—

Loss from continuing operations	(15,233)	(418,931)	(61,803)	(15,433)	(7,694)
Income from discontinued operations	—	—	83	642	970
Gain from sale of discontinued operations	—	—	4,353	3,547	—

Loss before extraordinary items	(15,233)	(418,931)	(57,367)	(11,244)	(6,724)
Extraordinary loss from early extinguishment of debt	—	—	—	—	(790)

Net loss	(15,233)	(418,931)	(57,367)	(11,244)	(7,514)
Accretion on mandatorily redeemable preferred stock and accrued dividends on preferred stock	—	—	—	(2,198)	(2,415)

Net loss attributable to common stockholders	$(15,233)	$(418,931)	$(57,367)	$(13,442)	$(9,929)

Basic and diluted net loss from continuing operations per share, including accretion on mandatorily redeemable preferred stock and accrued dividends on preferred stock	$(0.40)	$(11.07)	$(2.22)	$(1.20)	$(1.66)

Weighted-average shares used in computing basic and diluted net loss per share	38,337	37,835	27,900	14,718	6,076

Other Operating Data:
Prepackaged medication revenue	$49,298	$49,672	$41,567	$25,916	$23,522
Software and related services revenue	19,921	17,093	8,424	926	160
Information services revenue	9,583	4,152	4,992	744	—

Total revenue	$78,802	$70,917	$54,983	$27,586	$23,682

	As of December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$65,286	$78,290	$119,837	$55,610	$718
Working capital	$44,726	$46,361	$105,114	$58,856	$271
Goodwill and intangible assets, net	$4,793	$5,516	$149,690	$3,575	$3,702
Total assets	$104,353	$117,444	$305,420	$74,014	$18,920
Long-term debt	—	—	—	$59	$59
Redeemable preferred stock	—	—	—	—	$32,547
Total stockholders' equity (deficit)	$85,821	$98,634	$290,975	$67,364	$(26,792)

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

Overview

        Allscripts Healthcare Solutions is a leading provider of clinical software and information solutions for physicians. Our key offerings fall into three business segments. Our software and services segment is comprised primarily of our TouchWorks™ software business. TouchWorks is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a wireless handheld device, Tablet PC, or desktop workstation to automate the most common physician activities. Our information services segment is comprised primarily of Physicians Interactive™ (PI) business. PI links physicians with pharmaceutical companies and medical suppliers using interactive education sessions to provide product information to the physician. Finally, our prepackaged medications segment is comprised of our Allscripts Direct™ business. Allscripts Direct provides point-of-care medication, and medical supply management solutions for physicians.

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

        In 1997, under the direction of a new executive management team, we focused our efforts on the information aspects of medication management, including the development of technology tools necessary for electronic prescribing, routing of prescription information and submission of medication claims for managed care reimbursement. In January 1998, we introduced the first version of our TouchScript software that fully incorporated these features. At the same time, we redirected our sales and marketing efforts away from our traditional fee-for-service customer base to physicians who had a large percentage of managed care patients. We recognized that there was a larger market opportunity among physicians whose patients are covered by managed care plans because the portion of prescriptions covered by managed care plans increased dramatically relative to the portion of fee-for-service prescriptions. Further, we believed and continue to believe that our technology provides a competitive advantage where more patients' prescriptions are covered by managed care plans because our products streamline the process by which physicians, managed care organizations and patients interact.

        In 1999, we acquired Telemed Corp. and its Physicians Interactive business. Physicians Interactive has evolved into a leading provider of medication product information to physicians using interactive education sessions via the Internet.

        To expand our technology-focused solutions, in May 2000, we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of electronic patient education. In addition, in January 2001, we acquired Channelhealth Incorporated, a software developer providing modular software for physicians to access medical information and manage clinical workflow. The integration of the technology obtained in these acquisitions along with our electronic prescribing technology formed the core of our TouchWorks software.

        We provide three key product and service offerings, each of which focus on the physician. Allscripts Direct provides medication management solutions for physicians. TouchWorks provides software that automates the most common physician activities. Physicians Interactive provides interactive educational opportunities for the physician. We believe that TouchWorks and Physicians Interactive represent our largest potential for growth.

        In July 2001, we announced and began implementation of a restructuring plan to realign our organization; prioritize our initiatives around those high-growth areas of our business; focus on profitability; reduce operating expenses and improve efficiencies in light of the aforementioned acquisitions; and the commitment to focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan included workforce and overhead reductions, and the termination of certain strategic agreements and unprofitable customer contracts. As a result of the restructuring plan, we recorded restructuring and other charges of $4,370 and $4,266, respectively, during the third quarter of 2001. In addition, certain events and changes in circumstances caused us to conduct a review of the carrying value of our goodwill and purchased intangible assets. These events included the restructuring plan, the business climate, which generated significant valuation declines of enterprises in our industry, and the failure of certain assets to generate the cash flows that were projected at the time of acquisition. As a result of this review, we recorded an asset impairment charge of $354,984 during 2001.

        We currently organize our business around the three aforementioned segments: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services segment derives its revenue from the sale and installation of software that provides point-of-care decision support solutions and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions.

        The composition of our revenue by segment is as follows:

	Quarter Ended
	2002				2001
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(Unaudited)
Prepackaged medications	$12,479	$12,480	$12,799	$11,540	$12,563	$12,719	$11,613	$12,777
Software and related services	4,439	5,018	4,819	5,645	3,322	5,379	3,937	4,455
Information services	1,855	2,596	2,388	2,744	714	1,075	904	1,459

Total revenue	$18,773	$20,094	$20,006	$19,929	$16,599	$19,173	$16,454	$18,691

        Cost of revenue for the prepackaged medications segment consists primarily of the cost of the prepackaged medications, the salaries, bonuses and benefits for the repackaging personnel, shipping costs, repackaging facility and other related expenses. Cost of revenue for the software and related services segment consists primarily of the salaries, bonuses and benefits of our billable professionals, third party software costs, hardware cost, capitalized software amortization and other direct engagement costs. Cost of revenue for the information services segment consists primarily of salaries, bonuses and benefits of our program management and program development personnel, costs to recruit physicians and other program management expenses.

        Selling, general and administrative expenses for all three segments consist primarily of salaries, bonuses and benefits for management and support personnel, facilities costs, depreciation and amortization, general operating expenses, non-capitalizable product development expenses, and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment and an allocated portion of corporate expenses.

Discontinued Operations

        The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations." The gain of $4,353 for the twelve months ended December 31, 2000 represents final payment of contingent consideration related to the sale. Income from discontinued operations for the twelve months ended December 31, 2000 totaled $83. See Note 13 of Notes to Consolidated Financial Statements for a discussion of these operations.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Revenue Recognition

        Revenue from software licensing arrangements where the service element is considered essential to the functionality of the other elements of the arrangement is accounted for under the provisions of American Institute of Certified Public Accountants' Statement of Position (SOP) 81-1, "Accounting for Peformance of Construction-Type Contracts and Certain Production-Type Contracts." SOP 81-1 requires that management make estimates of the total value of the contract as well as the percentage of the contract that has been completed as of the end of each period. Changes in circumstances may cause management's estimates of the value of the contract or the effort required to complete the services to change. The changes may cause Allscripts to adjust downward the amount of revenue recognized or recognize less revenue than anticipated through the completion of the project. For a more complete description of our revenue recognition policy, please refer to Note 2 of the Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts Receivable

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

        We adjust the value of our inventory downward for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Fixed Assets

        We estimate the useful lives of our fixed asset purchases and depreciate the cost over that estimated life. If the actual useful life is shorter than our estimated useful life, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Goodwill and Intangible Assets

        We evaluate the value of intangible assets based upon the present value of the future economic benefits expected to be derived from the assets. We assess the impairment of the identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the value of the intangible assets and goodwill may not be recoverable from future cash flows, a write-down of the value of the asset may be required.

        We estimate the useful lives of our intangible assets and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Software Capitalization

        The value of capitalized software is dependent upon the ability to recover its value through future revenue from the sale of the software. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required.

        We estimate the useful life of our capitalized software and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Deferred Taxes

        We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. As of December 31, 2002, we had a valuation allowance equal to the entire amount of net deferred tax assets. If we had a valuation allowance less than the total deferred tax asset and we were to determine that we would not be able to realize all or part of the deferred tax asset, an adjustment would be charged to income in the period the determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made.

Results of Operations

        The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Year Ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost of revenue	74.8	90.4	77.3
Restructuring and other charges	—	3.1	—

Gross profit	25.2	6.5	22.7
Operating expenses:
Selling, general and administrative expenses	46.2	81.7	78.5
Amortization of intangibles	0.7	77.7	43.8
Asset impairment charge	—	500.5	—
Restructuring and other charges	0.7	9.1	—
Write-off of acquired in-process research and development	—	4.2	25.0

Loss from operations	(22.4)	(666.7)	(124.6)
Interest income, net	2.9	6.7	14.0
Other income (expense), net	0.2	0.8	(1.8)

Loss from continuing operations before income taxes	(19.3)	(659.2)	(112.4)
Income tax benefit	—	68.5	—

Loss from continuing operations	(19.3)	(590.7)	(112.4)
Income from discontinued operations	—	—	0.2
Gain from sale of discontinued operations	—	—	7.9

Net loss	(19.3)%	(590.7)%	(104.3)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Prepackaged Medications

        Prepackaged medications revenue decreased by 0.8%, or $374 from $49,672 for the twelve months ended December 31, 2001 to $49,298 in 2002. The decrease reflects a decrease in the volume of prepackaged medications sold, resulting primarily from the termination of unprofitable customer arrangements, substantially offset by an increase in the average selling prices of medications sold, due principally to general price inflation.

        Gross profit for prepackaged medications for the twelve months ended December 31, 2002 increased by 13.7%, or $1,114, from $8,140 in 2001 to $9,254 in 2002. Gross profit as a percentage of revenue increased to 18.8% in 2002 from 16.4% in 2001. The increase for both gross profit and gross profit percentage was due primarily to more favorable buying arrangements with suppliers and the termination of unprofitable customer arrangements.

        Operating expenses for prepackaged medications for the twelve months ended December 31, 2002 decreased by 60.7%, or $11,104, from $18,287 in 2001 to $7,183 in 2002. The decrease was due primarily to an intangible asset impairment charge of $7,425 included in the 2001 results, lower intangible amortization expense in 2002 resulting from the aforementioned intangible asset impairment charge, and the elimination of the requirement to amortize goodwill pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" starting in fiscal year 2002.

Software and Related Services

        Software and related service revenue for the twelve months ended December 31, 2002 increased by 16.5%, or $2,828, from $17,093 in 2001 to $19,921 in 2002. The increase reflects an increase in sales of our TouchWorks products, partially offset by lower revenue derived from our software sales to smaller physician practices as a result of a decision we made in 2001 to focus sales and service efforts on larger physician practices, and by our exit from unprofitable customer arrangements.

        Gross profit for software and related services increased by $10,436, from a loss of $5,321 in 2001 to profit of $5,115 in 2002. Fiscal 2001 results included a charge of $2,201 related to the exit of unprofitable customer relationships. The remainder of the increase was due primarily to lower amortization expense of acquired software and lower depreciation expense due to the decision to exit unprofitable customer contracts, and higher revenue in 2002. Gross profit as a percentage of revenue increased from (31.1)% in 2001 to 25.7% in 2002. The increase was due to the aforementioned 2001 charge and lower amortization expense in 2002, along with higher revenue recognized in 2002, while cost of implementation, training, and support remained essentially the same from 2001 to 2002.

        Operating expenses for software and related services for the twelve months ended December 31, 2002 decreased by 94.3%, or $428,344, from $454,273 in 2001 to $25,929 in 2002. The decrease was due primarily to a 2001 intangible asset impairment charge of $347,559. In addition, intangible amortization expense was lower in 2002 resulting from the aforementioned intangible asset impairment charge taken during 2001 and the elimination of the requirement to amortize goodwill pursuant to SFAS No. 142. Operating expenses were also lower as a result of workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, the decision to focus sales and service efforts on larger physician practices, and the subsidization of marketing expenses by our strategic partners. Also, during 2002, we capitalized $2,697 of software development costs compared to $52 in 2001 pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." During 2001, we also recorded a write-off of acquired in-process research and development of $3,000 related to our acquisition of Channelhealth, Inc.

Information Services

        Information services revenue increased by 130.8%, or $5,431, from $4,152 in 2001 to $9,583 in 2002. The increase in information services revenue reflects an increase in the number of interactive physician education programs sold and completed by Physicians Interactive.

        Gross profit for information services for the twelve months ended December 31, 2002 increased 203.3%, or $3,688, from $1,814 in 2001 to $5,502 in 2002. Gross profit as a percentage of revenue increased to 57.4% in 2002 from 43.7% in 2001. The increase for both gross profit and gross profit percentage was due to a higher number of physician education sessions completed and increased efficiencies in our recruiting and program development processes.

        Operating expenses for information services for the twelve months ended December 31, 2002 decreased by 8.7%, or $422, from $4,862 in 2001 to $4,440 in 2002. The decrease was due primarily to lower intangible amortization expense as the related intangible asset was fully amortized during 2001.

Interest Income and Income Taxes

        Interest income for the twelve months ended December 31, 2002 was $2,406 as compared to $5,055 for 2001. The decrease was related to a lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments during 2002.

        We recorded a benefit for income taxes during the twelve months ended December 31, 2001 of $48,544 from the reversal of deferred tax liabilities related to the amortization and impairment write-down of non-goodwill intangible assets. No other provision or tax benefit for income taxes was recorded in any period presented because we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Prepackaged Medications

        Prepackaged medications revenue increased by 19.5%, or $8,105, from $41,567 for the twelve months ended December 31, 2000 to $49,672 in 2001. The increase reflects an increase in the average selling price, as well as an increase in the volume of prepackaged medications sold due to new customers obtained through internal business generation and acquisition.

        Gross profit for prepackaged medications for the twelve months ended December 31, 2001 decreased by 5.2%, or $444, from $8,584 in 2000 to $8,140 in 2001. Gross profit as a percentage of revenue decreased to 16.4% in 2001 from 20.7% in 2000. The decrease for both gross profit and gross profit percentage was due to higher cost per unit sold due to less profitable customer arrangements.

        Operating expenses for prepackaged medications for the twelve months ended December 31, 2001 increased by 100.1%, or $9,147, from $9,140 in 2000 to $18,287 in 2001. The increase was due primarily to an intangible asset impairment charge of $7,425 and a restructuring charge of $1,183 included in the 2001 results.

Software and Related Services

        Software and related service revenue for the twelve months ended December 31, 2001 increased by 102.9%, or $8,669, from $8,424 in 2000 to $17,093 in 2001. The increase reflects sales of our TouchWorks product due primarily to our Channelhealth acquisition in 2001, partially offset by lower revenue derived from our software sales to smaller physician practices as a result of a decision we made in 2001 to focus sales and service efforts on larger physician practices, and by our exit from unprofitable customer arrangements. The increase in 2001 was partially offset by $1,500 for services provided to IMS Health Incorporated in 2000.

        Gross profit for software and related services decreased by $7,006, from $1,685 in 2000 to a loss of $5,321 in 2001. Gross profit as a percentage of revenue decreased from 20.0% in 2000 to (31.1)% in 2001. We recorded a charge of $2,201 related to our exit from unprofitable customer relationships during 2001. The remainder of the decrease in both gross profit and gross profit percentage was due to higher amortization expense of acquired software and higher costs of implementation, training, and support, partially offset by higher revenue in 2001.

        Operating expenses for software and related services for the twelve months ended December 31, 2001 increased by 577.7%, or $387,237, from $67,036 in 2000 to $454,273 in 2001. The increase was due primarily to an intangible asset impairment charge of $347,559 being taken in the third quarter of 2001. In addition, intangible amortization expense was higher in 2001 resulting primarily from the acquisition of Channelhealth. Operating expenses were also higher as a result of additonal sales, development, and support staff acquired in the Channelhealth acquisition. During 2001, we also recorded a write-off of acquired in-process research and development of $3,000 related to the Channelhealth acquisition, while in 2000, we had a write-off of acquired in-process research and development of $13,729 related to the Masterchart and Medifor acquisitions.

Information Services

        Information services revenue decreased by 16.8%, or $840, from $4,992 in 2000 to $4,152 in 2001. The decrease in information services revenue reflects the completion of several large programs during 2000.

        Gross profit for information services for the twelve months ended December 31, 2001 decreased 17.4%, or $382, from $2,196 in 2000 to $1,814 in 2001. The decrease was due to a smaller number of physician education sessions being completed during 2001 as compared to 2000. Gross profit as a percentage of revenue decreased slightly to 43.7% in 2001 from 44.0% in 2000.

        Operating expenses for information services for the twelve months ended December 31, 2001 increased by 1.3%, or $64, from $4,798 in 2000 to $4,862 in 2001.

Interest Income and Income Taxes

        Interest income for the twelve months ended December 31, 2001 was $5,055 as compared to $7,877 for 2000. The decrease was related to a lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments during 2001.

        We recorded a benefit for income taxes during the twelve months ended December 31, 2001 of $48,544 from the reversal of deferred tax liabilities related to the amortization and impairment write-down of non-goodwill intangible assets.

Selected Quarterly Operating Results

        The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2002. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See "Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary."

	Quarter Ended
	2002				2001
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(unaudited)
Statements of Operations Data:
Revenue	$18,773	$20,094	$20,006	$19,929	$16,599	$19,173	$16,454	$18,691
Cost of revenue	14,951	15,124	14,770	14,086	15,588	16,868	16,391	15,236
Restructuring and other charges	—	—	—	—	—	—	2,201	—

Gross profit	3,822	4,970	5,236	5,843	1,011	2,305	(2,138)	3,455
Operating expenses:
Selling, general and administrative expenses	10,425	9,577	8,314	8,096	14,907	15,176	14,873	12,952
Amortization of intangibles	138	134	135	133	17,788	18,628	18,478	201
Asset impairment charge	—	—	—	—	—	—	354,984	—
Restructuring and other charges	—	—	600	—	—	—	6,435	—
Write-off of acquired in-process research and development	—	—	—	—	3,000	—	—	—

Loss from operations	(6,741)	(4,741)	(3,813)	(2,386)	(34,684)	(31,499)	(396,908)	(9,698)
Interest income, net	716	684	552	299	1,649	1,267	1,032	824
Other income (expense), net	1	95	62	39	135	255	7	144

Loss before taxes	(6,024)	(3,962)	(3,199)	(2,048)	(32,900)	(29,977)	(395,869)	(8,730)
Income tax benefit	—	—	—	—	2,099	2,249	44,012	184

Net loss	$(6,024)	$(3,962)	$(3,199)	$(2,048)	$(30,801)	$(27,728)	$(351,857)	$(8,546)

Net loss per share-basic and diluted	$(0.83)	$(0.73)	$(9.26)	$(0.22)	$(0.16)	$(0.10)	$(0.08)	$(0.05)

        Our quarterly gross margins improved during 2001 and 2002 due primarily to a shift in the mix of our revenue toward the higher margin software and related services revenue and information services revenue from prepackaged medications revenue. Selling, general and administrative expenses decreased from 2001 to 2002 due primarily to workforce reductions that began in the third quarter of 2001, as well as a larger amount of capitalized software development costs in 2002. Intangible amortization expense decreased in the fourth quarter of 2001 due to the write-off of most of the intangible asset balance taken as the asset impairment charge during the third quarter of 2001. The restructuring and other charges taken in the third quarter of 2001 were primarily the result of the aforementioned workforce reductions. Net interest income decreased during 2001 and 2002 due primarily to lower average cash balances and lower interest rates.

Liquidity and Capital Resources

        In 2000, we completed a public offering of 1,452 shares of our common stock, at an offering price of $73.00 per share. The public offering resulted in net proceeds of $99,766. Our operations for the past three fiscal years have been funded by the proceeds of the public offering and cash that was already on hand.

        At December 31, 2002, our principal sources of liquidity consisted of $17,247 of cash and cash equivalents and $48,039 of marketable securities for a total of $65,286 in cash, cash equivalents and marketable securities. At December 31, 2002, we had working capital of $44,726 and an accumulated deficit of $553,539.

        Net cash used in operating activities was $10,770 for the twelve months ended December 31, 2002. Cash used in operating activities resulted primarily from a loss from operations of $15,233, partially offset by depreciation and amortization of $5,558. Accounts receivable increased by $5,043 in the twelve months ended December 31, 2002, primarily due to growth in revenue and a slight increase in our average days sales outstanding. Inventories decreased by $2,450 during the twelve months ended December 31, 2002, due to the sale of certain medications that we previously purchased in advance where shortages were expected and the reduction of technology inventory as a result of a change in the amount of inventory required by the software and related services businesses. Accrued restructuring and other charges decreased by $1,807 during 2002 primarily due to cash payments made for employee severance arrangements. Deferred revenue increased $2,665 during 2002 due to a higher dollar amount of contracts in backlog. All other operating activities produced $640 in positive cash flow during 2002.

        Net cash used in investing activities was $7,893 for the twelve months ended December 31, 2002. Cash used in investing activities resulted primarily from net purchases of marketable securities of $3,668. In addition, we capitalized software development costs of $2,697 during 2002. Also, net capital expenditures were $1,653 for the twelve months ended December 31, 2002 as a result of capital outlays to support the future growth of our business. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the range of $500 to $750 per quarter in the ordinary course of business. During 2002, we also received $125 to satisfy a guarantee pursuant to the Channelhealth acquisition agreement.

        Net cash provided by financing activities was $1,786 for the twelve months ended December 31, 2002, primarily as a result of the sale of shares of our common stock to a strategic partner in the first quarter of 2002 amounting to $1,982. During 2002, we also received $26 from the exercise of common stock options and warrants. Payments of capital lease obligations were $222 for the twelve months ended December 31, 2002.

        At December 31, 2002, we had operating loss carryforwards available for federal income tax reporting purposes of approximately $145,873. The operating loss carryforwards expire from 2003 to 2021. Our ability to use these operating loss carryforwards to offset future taxable income depends on a variety of factors, including possible limitation under Internal Revenue Code Section 382. Section 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common shares, stock options, warrants and preferred shares.

        The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Beyond 5 Years
Contractual obligations:
Non-cancelable capital leases	$202	$202	$—	$—	$—
Non-cancelable operating leases	5,861	963	1,924	1,659	1,315
Marketing programs	350	350	—	—	—

Total contractual obligations	$6,413	$1,515	$1,924	$1,659	$1,315

        We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet the anticipated cash needs of our current business for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. No such transactions are contemplated at this time. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

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

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for fiscal years beginning after December 15, 2002. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the Notes to the Consolidated Financial Statements. We are currently evaluating the impact of this pronouncement, but do not expect that the adoption of this statement would have a material impact on our consolidated financial position or results of operations.

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

        Our business model depends on our ability to sell our TouchWorks and Physicians Interactive products and services to physicians and other healthcare providers and to generate usage by a large number of physicians. We have not achieved this goal with previous or currently available versions of our TouchWorks and Physicians Interactive products and services. Physician acceptance of our products and services will require physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians will integrate our products and services into their office work flow or that participants in the pharmaceutical healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians and other healthcare participants or to position our services as a preferred method for pharmaceutical healthcare delivery and information management, our prospects for growth will be diminished.

We are currently experiencing losses and we may not become profitable in the future.

        We are currently experiencing losses and cannot assure you that we will become profitable in the foreseeable future, if ever. For the year ended December 31, 2002, we had a net loss of $15,233. We cannot be certain that we will achieve profitability, and even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Because our business model is unproven, our operating history is not indicative of our future performance, and our business is difficult to evaluate.

        Because we have not yet successfully implemented our business model, which changed substantially in connection with our acquisition of Channelhealth, we do not have an operating history upon which you can evaluate our prospects. In attempting to implement our business model, we significantly changed our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below.

Our business will be harmed if we cannot maintain the strategic alliance agreement and the cross license agreement with IDX.

        In connection with the Channelhealth acquisition, we entered into a 10-year strategic alliance agreement with IDX pursuant to which Allscripts and IDX agreed to coordinate product development and align our respective marketing processes. Under this agreement, IDX granted us the exclusive right to market, sell, license and distribute ambulatory point-of-care and clinical application products to IDX customers. This agreement does not, however, limit IDX's continued development and distribution of its own "LastWord (n/k/a CareCast)" or radiology products and services. Our business strategy includes targeting current and prospective IDX customers and their affiliates. If we fail to successfully implement that business strategy, we may not be able to achieve projected results or support the price paid for Channelhealth. If the strategic alliance agreement is terminated, we would lose access to an important customer base. After the expiration or termination of the strategic alliance agreement, we may not be able to align with another company to market and distribute our products on as favorable a basis as that represented by the IDX strategic alliance. This would harm our growth and revenue. In addition, prior to the termination of this agreement, we cannot allow certain specified IDX direct competitors to market, distribute or sell our services, even if that agreement would benefit our business.

        Upon completion of the Channelhealth acquisition, Channelhealth entered into an amended and restated cross license and software maintenance agreement with IDX pursuant to which Channelhealth granted IDX a license to use, market and sublicense its products combined with IDX products, and IDX granted Channelhealth a license to use, market and sublicense IDX software for use with Channelhealth products. If this agreement is terminated, Channelhealth will not have access to certain IDX software, which would harm our ability to integrate our services with IDX systems and provide real-time data synchronization. This would make our systems less desirable to IDX customers and would harm our business.

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

        Once we have established strategic relationships, we will depend on our partners' ability to generate increased acceptance and use of our products and services. To date, we have established only a limited number of strategic relationships, and many of these relationships are in the early stages of development and may not achieve the objectives that we seek.

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

        The length of the sales cycle for our current TouchWorks product and physician education services depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, and is difficult to predict. Our marketing efforts with respect to large healthcare organizations generally involve a lengthy sales cycle due to these organizations' complex decision-making processes. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

If we are unable to maintain existing relationships and create new relationships with managed care payers, our prospects for growth may suffer.

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

        Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Glen E. Tullman, our Chairman and Chief Executive Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves our employment, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our business, financial condition and results of operations.

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

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position may suffer.

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

        It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to liability. We may have to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information. In addition, we could incur additional expenses to comply with the HIPAA Transaction Standards, Security Standards and Privacy Standards, all discussed above, and to ensure that our products and services are capable of being utilized by those of our customers that are Covered Entities in a manner that is compliant.

If we are unable to obtain additional financing for our future needs, our growth prospects and our ability to respond to competitive pressures may be impaired.

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

        We also expect to rely on independent content providers for the majority of the clinical, educational and other healthcare information that we plan to provide. In addition, we will depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. Any failure by these parties to develop and maintain high quality, attractive content could impair the value of our brand and our results of operations.

If third-party payers force us to reduce our prices, our results of operations could suffer.

        We expect to derive a significant portion of our revenue from sales, including sales over the Internet, of prepackaged medications to physicians. We may be subject to pricing pressures with respect to our future sales of prepackaged medications arising from various sources, including practices of managed care organizations and any governmental action requiring or allowing pharmaceutical reimbursement under Medicare. If our pricing of prepackaged medications experiences significant downward pressure, our business will be less profitable.

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

  •
  Licensure. As a repackager and distributor of drugs, we are subject to regulation by and licensure with the United States Food and Drug Administration, the United States Drug Enforcement Administration and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA's "good manufacturing practice" regulations. Because the FDA's good manufacturing practice regulations were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce. Both the FDA and the DEA have the right, at any time, to inspect our facilities and operations to determine if we are operating in compliance with the requirements for licensure and all applicable laws and regulations. In August of 1998, we received an FDA warning letter, like many other drug repackagers, alleging violations of FDA regulations, including the good manufacturing practice regulations. We subsequently implemented procedures intended to address many of the concerns raised by the FDA in that letter and believe that our compliance with FDA regulations meets or exceeds the standard in the drug repackaging industry. We were subsequently inspected in August 2001 and had no warning letter issued as a result of that inspection. We also believe that we possess all licenses required to operate our business. If, however, we do not maintain all necessary licenses, or the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations against drug repackagers or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down.

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

  •
  Stark II. Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as "Stark II," applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. We believe that the physicians who use our TouchWorks system or dispense drugs distributed by us are aware of these requirements, since they are generally well known in the health care industry, but we do not monitor our customers' compliance and have no assurance that our customers are using our TouchWorks system or dispensing drugs in material compliance with Stark II, either pursuant to an in-office ancillary services exception or another applicable exception. While our physician customers currently do not, to any significant degree, dispense drugs that are reimbursable by Medicare or Medicaid, if they were to and if it were determined that the physicians who use our system or dispense pharmaceuticals purchased from us were not in compliance with Stark II, it could have a material adverse effect on our business, results of operations and prospects.

  •
  Drug Distribution. As a distributor of prescription drugs to physicians, we and our customers are also subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase of goods, including drugs, covered by the programs. The anti-kickback law provides a number of exceptions or "safe harbors" for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws. If, however, it were determined that we were not in compliance with those laws, we could be subject to liability, and our operations could be curtailed.

  •
  Claims Transmission. As part of our services provided to physicians, our system will electronically transmit claims for prescription medications dispensed by a physician to many patients' managed care organizations and payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit a claim to any payer, including, for example, Medicare, Medicaid and all private health plans or managed care plans seeking payment for any services or products that have not been provided to the patient or overbilling for services or products provided. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customer is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. The HIPAA Transaction Standards and the HIPAA Security Standards will also have a potentially significant effect on our Claims Transmission services, since those services must be structured and provided in a way that supports our customers' HIPAA compliance obligations.

  •
  Patient Information. Existing federal and state laws and regulations regulate the disclosure of confidential medical information, including information regarding conditions like AIDS, substance abuse and mental illness. The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by "Covered Entities", such as our customers. In addition, those of our customers that are Covered Entities must have in place a written "Business Associate Agreement" with us, containing specified "satisfactory assurances" that we will safeguard Protected Health Information that it creates or accesses and fulfil other obligations to support the covered entity's own compliance obligations. We believe that the principal effects of HIPAA on us will be, first, to require that our services and systems be capable of being operated by our customers in a manner that is compliant with HIPAA and, second, to require us to enter into and comply with Business Associate Agreements with our customers. The business associate agreements impose new and additional obligations on us in our operations. The Privacy Rule and its interpretation are subject to change from time to time. In the event that the Privacy Rule is interpreted in a way that requires material change to the way in which we do business, it could have a material adverse effect on our business, results of operations and prospects. As part of the operation of our business, our customers do provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of confidential medical information, we could be subject to liability, fines and lawsuits, termination of our customer contracts, or our operations could be shut down.

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

If the rapidly evolving electronic healthcare information market fails to develop as quickly as expected, our business prospects will be impaired.

        The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business prospects will be impaired.

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

        Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products and services, the sales, service and implementation cycles for our TouchWorks system and physician education products and services and other factors described in this "Risk Factors" section of this report. For example, all other factors aside, sales of our prepackaged medications have historically been highest in the fall and winter months. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

We may have substantial sales of our common stock that could cause our stock price to fall.

        Our common stock began trading on the Nasdaq National Market on July 23, 1999; however, there have been a limited number of shares trading in the public market. A substantial number of our shares have and will continue to become eligible for public sale, and sales of a substantial number of shares of our common stock could cause our stock price to fall.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

        The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially own or control 14,813,231 shares or 37.1% of the outstanding common stock as of February 28, 2003. If our executive officers and directors choose to act or vote together, they will have the power to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

        As of December 31, 2002, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of December 31, 2002, we had cash, cash equivalents and marketable securities in financial instruments of $65,286. Maturities range from less than one month to approximately 21 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of December 31, 2002, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income by approximately $653.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Allscripts Healthcare Solutions, Inc.:

        We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 2 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

/s/ KPMG LLP
Chicago, Illinois March 28, 2003

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$17,247	$34,124
Marketable securities	19,117	6,352
Accounts receivable, net of allowances of $3,876 in 2002 and $6,203 in 2001	18,659	14,512
Other receivables	747	671
Inventories	3,988	6,225
Prepaid expenses	2,860	2,573
Other current assets	477	389

Total current assets	63,095	64,846
Long-term marketable securities	28,922	37,814
Fixed assets, net	4,384	8,449
Software development costs, net	2,676	52
Intangible assets, net	4,060	4,783
Goodwill	733	733
Other assets.	483	767

Total assets	$104,353	$117,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,488	$5,160
Accrued expenses	3,583	3,579
Accrued compensation	2,611	2,873
Accrued restructuring and other charges	1,140	2,991
Deferred revenue	6,547	3,882

Total current liabilities	18,369	18,485
Other liabilities	163	325

Total liabilities	18,532	18,810
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 38,427 shares issued and outstanding at December 31, 2002; 38,050 shares issued, 38,016 shares outstanding at December 31, 2001	385	381
Additional paid-in capital	638,694	636,755
Unearned compensation	(78)	(404)
Treasury stock at cost: 0 and 34 common shares at December 31, 2002 and 2001	—	(68)
Accumulated deficit	(553,539)	(538,306)
Accumulated other comprehensive income	359	276

Total stockholders' equity	85,821	98,634

Total liabilities and stockholders' equity.	$104,353	$117,444

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	Year ended December 31,
	2002	2001	2000
Revenue:
Prepackaged medications	$49,298	$49,672	$41,567
Software and related services	19,921	17,093	8,424
Information services	9,583	4,152	4,992

Total revenue	78,802	70,917	54,983
Cost of revenue:
Prepackaged medications	40,044	41,532	32,983
Software and related services	14,806	20,213	6,739
Information services	4,081	2,338	2,796
Restructuring and other charges	—	2,201	—

Total cost of revenue	58,931	66,284	42,518

Gross profit	19,871	4,633	12,465
Operating expenses:
Selling, general and administrative expenses	36,412	57,908	43,183
Amortization of intangibles	540	55,095	24,062
Asset impairment charge	—	354,984	—
Restructuring and other charges	600	6,435	—
Write-off of acquired in-process research and development	—	3,000	13,729

Loss from operations	(17,681)	(472,789)	(68,509)
Interest income	2,406	5,055	7,877
Interest expense	(155)	(283)	(171)
Other income (expense), net	197	542	(1,000)

Loss from continuing operations before income taxes	(15,233)	(467,475)	(61,803)
Income tax benefit	—	48,544	—

Loss from continuing operations	(15,233)	(418,931)	(61,803)
Income from discontinued operations	—	—	83
Gain from sale of discontinued operations	—	—	4,353

Net loss	$(15,233)	$(418,931)	$(57,367)

Per-share data—basic and diluted:
Loss from continuing operations	$(0.40)	$(11.07)	$(2.22)
Income from discontinued operations	—	—	—
Gain from sale of discontinued operations	—	—	0.16

Net loss	$(0.40)	$(11.07)	$(2.06)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	38,337	37,835	27,900

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Preferred Stock		Common Stock				Treasury Stock			Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Unearned Compen- sation			Accumulated Deficit			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balance at December 31, 1999	—	$—	24,222	$242	$130,830	$(1,632)	34	$(68)	$(62,008)	—	$67,364
Issuance of 215 shares of common stock to IMS			215	2	9,981						9,983
Issuance of 2,641 shares of common stock in connection with acquisitions and option conversions			2,641	26	169,044						169,070
Issuance of 1,452 shares of common stock in public offering, net of offering expenses			1,452	15	99,751						99,766
Issuance of 887 shares of common stock under option and warrant agreements			887	9	733						742
Compensation expense					751	535					1,286
Other, net					(9)						(9)
Comprehensive income (loss):
Net loss									(57,367)		(57,367)	$(57,367)
Other comprehensive income—unrealized gain on marketable securities, net of tax of $93										140	140	140

Total comprehensive income (loss)												(57,227)

Balance at December 31, 2000	—	—	29,417	294	411,081	(1,097)	34	(68)	(119,375)	140	290,975
Issuance of 8,593 shares of common stock in connection with acquisitions and option conversions			8,593	86	225,844						225,930
Issuance of 40 shares of common stock under option and warrant agreements			40	1	22						23
Compensation expense					(192)	693					501
Comprehensive income (loss):
Net loss									(418,931)		(418,931)	(418,931)
Other comprehensive income—unrealized gain on marketable securities, net of tax of $91										136	136	136

Total comprehensive income (loss)												(418,795)

Balance at December 31, 2001.	—	—	38,050	381	636,755	(404)	34	(68)	(538,306)	276	98,634
Issuance of 379 shares of common stock, net of transaction costs			379	4	1,978						1,982
Issuance of 32 shares of common stock under option and warrant agreements			32	—	26						26
Retirement of 34 shares of common stock held in treasury			(34)		(68)		(34)	68			—
Compensation expense					3	326					329
Comprehensive income (loss):
Net loss									(15,233)		(15,233)	(15,233)
Other comprehensive income—unrealized gain on marketable securities, net of tax of $0										83	83	83

Total comprehensive income (loss)												$(15,150)

Balance at December 31, 2002	—	$—	38,427	$385	$638,694	$(78)	—	$—	$(553,539)	$359	$85,821

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(15,233)	$(418,931)	$(57,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,558	68,010	28,632
Gain on sale of discontinued operations	—	—	(4,353)
Expense from issuance of equity instruments to non-employees	—	—	751
Write-off of acquired in-process research and development	—	3,000	13,729
Restructuring and other charges	600	8,636	—
Write-down of investment	—	—	1,000
Non-cash compensation expense	329	501	535
Realized gain on investments	(122)	(348)	—
Asset impairment charge	—	354,984	—
Deferred taxes	—	(48,544)	—
Provision for doubtful accounts	896	994	980
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,043)	(2,377)	(8,449)
Other receivables	(76)	4,748	(951)
Inventories	2,450	(1,539)	(1,525)
Prepaid expenses and other assets	(117)	(438)	(2,782)
Accounts payable	(672)	(1,462)	2,051
Accrued compensation	(262)	143	540
Accrued restructuring and other charges	(1,807)	(2,119)	—
Accrued expenses	36	(119)	1,394
Deferred revenue	2,665	1,901	701
Other liabilities	28	—	135

Net cash used in operating activities	(10,770)	(32,960)	(24,979)
Cash flows from investing activities:
Capital expenditures	(1,653)	(3,637)	(9,351)
Purchase of marketable securities	(35,473)	(53,635)	(61,112)
Maturities of marketable securities	31,805	53,368	33,296
Capitalized software development costs	(2,697)	(52)	—
Proceeds from sale of discontinued operations	—	—	4,353
Cash provided by (used for) acquisitions, net of acquired cash	125	(5,305)	(13,223)
Purchase of equity investment	—	—	(1,000)

Net cash used in investing activities	(7,893)	(9,261)	(47,037)
Cash flows from financing activities:
Proceeds from public offering, net of offering costs	—	—	99,766
Payments under line of credit	—	—	(2,464)
Payments of capital lease obligations	(222)	(191)	—
Payment of notes payable	—	—	(59)
Proceeds from issuance of common stock, net of transaction costs	1,982	—	9,983
Proceeds from exercise of common stock options and warrants	26	23	742

Net cash provided by (used in) financing activities	1,786	(168)	107,968

Net (decrease) increase in cash and cash equivalents	(16,877)	(42,389)	35,952
Cash and cash equivalents, beginning of year	34,124	76,513	40,561

Cash and cash equivalents, end of year	$17,247	$34,124	$76,513

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share amounts)

1.    Nature of Business

        Allscripts Healthcare Solutions, Inc. (formerly Allscripts, Inc.) and its wholly-owned subsidiary, Allscripts, Inc., (collectively referred to as "Allscripts"), provide clinical software and information solutions for physicians and distribute prepackaged medications.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash, Cash Equivalents and Marketable Securities

        Cash and cash equivalents balances at December 31, 2002 and 2001 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts' cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	December 31,
	2002	2001
Cash and cash equivalents:
Cash	$4,270	$4,947
Money market funds	3,077	608
U.S. government and agency debt obligations	—	3,480
Corporate debt securities	9,900	25,089

	17,247	34,124
Short-term marketable securities:
Corporate debt securities	12,060	6,352
U.S. government and agency debt obligations	4,060	—
Certificates of deposit	2,997	—

	19,117	6,352
Long-term marketable securities:
U.S. government and agency debt obligations	11,176	15,775
Corporate debt securities (contractual lives ranging from 1-18 years)	17,746	22,039

	28,922	37,814

Total cash and cash equivalents and marketable securities	$65,286	$78,290

        Net unrealized gains were $105 and $439 under short-term and long-term marketable securities, respectively, as of December 31, 2002. Net unrealized gains were $3 and $457 under short-term and long-term marketable securities, respectively, as of December 31, 2001. Net realized gains were $122 and $348 for the years ended December 31, 2002 and 2001, respectively. Net realized gains and losses were immaterial for the year ended December 31, 2000. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the designation at each balance sheet date. As of December 31, 2002 and 2001, marketable debt securities were classified as available-for-sale and carried at their fair value, with the unrealized gains and losses reported net-of-tax in a separate component of stockholders' equity.

        Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

        Inventories, which consist primarily of medications, are carried at the lower of cost or market with cost being determined using the specific identification method.

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

Website Costs

        Allscripts' website costs consist of the costs to develop features that enable users to perform functions online, hosting costs and costs to develop content and graphics. Allscripts accounts for website development costs in accordance with Emerging Issues Task Force (EITF) Consensus 00-2, "Accounting for Web Site Development Costs." At December 31, 2002 and 2001, the net book value of costs capitalized for the development of Allscripts' website was approximately $0 and $142, respectively, and was included in fixed assets . These costs are being amortized over the expected life of the website, which is two years. Costs associated with content changes and maintenance incurred subsequent to the launch of the website have been expensed as incurred.

Goodwill and Intangible Assets

        Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Allscripts adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. FAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

        Within six months of the adoption of FAS No. 142, Allscripts performed a transitional test to assess whether there was an indication that goodwill was impaired as of the date of adoption. No indicators of impairment for any reporting unit were identified as a result of the transitional impairment test. Allscripts has selected January 1 as the date of its annual impairment test of goodwill. No indicators of impairment were identified as a result of its annual impairment test on January 1, 2003.

        Prior to the adoption of FAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 2 - 8 years and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

        Intangible assets with estimable useful lives are stated at cost and consist of strategic agreements. Allscripts amortizes these intangible assets using the straight-line method over the remaining estimated economic lives of those assets, including the period being reported on.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        As of January 1, 2002, Allscripts adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated fair value of assets is determined by estimating the present value of future cash flows expected to be generated by the asset. Prior to the adoption of FAS No. 144, Allscripts accounted for long-lived assets in accordance with the provisions of FAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Software Development Costs

        Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with FAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. During 2002 and 2001, development costs in the amount of $2,697 and $52, respectively, were capitalized. Prior to 2001, development costs of Allscripts' software were not capitalized because its recoverability was uncertain since market acceptance of the software had not been achieved. The unamortized balance of capitalized software at the end of 2002 and 2001 was $2,676 and $52, respectively. Upon the availability for general release, Allscripts commences amortization of the software on a product by product basis. Amortization is recorded based upon the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on which is estimated to be three years. Amortization of capitalized software development costs amounted to $73, $0, and $0 for 2002, 2001 and 2000, respectively. Software development costs of $3,904, $8,008, and $3,774 have been expensed in 2002, 2001 and 2000, respectively.

        At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset are written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy Allscripts' responsibility set forth at the time of sale.

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

Stock-Based Compensation

        At December 31, 2002, Allscripts had three stock-based employee compensation plans, which are more fully described in Note 9. Allscripts applies the provisions of FAS No. 123, "Accounting for Stock-Based Compensation". As allowed by FAS No. 123, Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans. Allscripts has adopted the disclosure provisions required by FAS 123.

Revenue Recognition

        Allscripts' revenue is primarily derived from the sale of medications for dispensing at the point of care. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the provisions of FAS No. 48, "Revenue Recognition When Right of Return Exists." Revenue from the sale of medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable.

        Revenue is also generated from the sale of software licenses and related consulting services as well as from subscriptions for software and hardware.

        Revenue from software licensing arrangements where the service element is considered essential to the functionality of the others elements of the arrangement is accounted for under American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts." Revenue is recognized on an output basis as contract milestones are reached provided that the fee is fixed and determinable and collection of the receivable is considered probable. Maintenance and support revenue from these agreements is recognized over the term of the support agreement based on the fair value of the maintenance revenue, which is generally based on contracted renewal rates. For agreements which are deemed to have extended payment terms, revenue is recognized as amounts become due and payable upon invoicing, not to exceed the amount of revenue supported by milestones reached. As of December 31, 2002, there was $690 of revenue earned on contracts in excess of billings, which is included in the balance of accounts receivable, and $3,159 of billings in excess of revenue earned on contracts in progress, which is included in the balance of deferred revenue. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

        Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is accounted for under SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue to be recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. For agreements which are deemed to have extended payment terms, revenue is recognized as amounts become due over the term of the agreement.

        Revenue from custom service arrangements is recognized as services are performed.

        Revenue for each deliverable in the information services segment arrangements is generally recognized when it is delivered. For those arrangements where the deliverables do not qualify as a separate unit of accounting, the revenue is recognized on a straight-line basis over the term of the arrangement.

        In November 2001, the EITF issued Consensus 01-14 (EITF 01-14), "Income Statement Characterization of Reimbursements for "Out-of-Pocket' Expenses Incurred," which requires that reimbursements for out-of-pocket expenses be classified as revenue in the statement of operations. The consensus is effective for fiscal years beginning after December 15, 2001. Allscripts has adopted EITF 01-14 and reimbursements are recorded as revenue. Out-of-pocket expenses reimbursed by customers that were classified as revenue for the years ended December 31, 2002, 2001 and 2000 were $584, $163 and $0, respectively.

Manufacturer Rebates

        Rebates from suppliers are recorded as a reduction of cost of revenue and are generally recognized on an estimated basis upon shipment of the product to customers. The difference between the amount estimated and the amount actually received is reflected prospectively as a change of estimate. These revisions have not been material.

Advertising Costs

        Allscripts recognizes all advertising costs as incurred. Advertising expense was $10, $359 and $1,006 in 2002, 2001 and 2000, respectively.

Comprehensive Income

        Allscripts accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Allscripts has reported unrealized gains (losses) on certain investments as other comprehensive income. The reclassification adjustments on unrealized gains on marketable securities for the years ended December 31, 2002 and 2001, were $219 and $125, respectively, net of taxes of $0 and $83, respectively.

Net Loss Per Share

        Allscripts accounts for net loss per share in accordance with FAS No. 128, "Earnings per Share." FAS 128 requires the presentation of "basic" loss per share and "diluted" loss per share. Basic loss per share is computed by dividing the net loss by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

        In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented.

        Shares of common stock issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were as follows at December 31:

	2002	2001	2000
Stock options	7,275	6,571	3,728
Warrants	3	8	19

Total	7,278	6,579	3,747

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

        Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements, if appropriate. The provision for doubtful accounts aggregated $896, $994 and $980 in 2002, 2001 and 2000, respectively.

        All revenue is derived from customers located in the United States. All long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in 2002, 2001 or 2000.

        Allscripts purchases a majority of its drug inventories under a contractual agreement with one wholesaler/distributor. In 2002, purchases of inventory with one supplier approximated 75% of all inventory purchases during the year. Allscripts changed its primary wholesaler/distributor at the beginning of 2002. In 2001 and 2000, purchases of inventory approximated 68% and 65%, respectively, of all inventory purchases during each year with a different supplier. At December 31, 2002 and 2001, approximately 51% and 44%, respectively, of accounts payable related to these purchases. Allscripts is exposed to risk of loss of revenue and/or customers in the event of breach of contract or nonperformance by this wholesaler/distributor resulting in restriction of or diminished availability of inventory from this wholesaler/distributor. However, Allscripts does not anticipate that a breach of contract or any nonperformance will occur, but, in the event it did, Allscipts believes that there are several other available wholesalers/distributors which would be able to provide the necessary inventories to Allscripts on a timely basis such that no material loss would occur.

        Allscripts provides its software customers with a standard 90-day product warranty beginning with live use of the software. If a software product is found to have a material defect that causes the product not to operate in accordance with the software specifications, Allscripts will deliver any necessary alterations to the customer.

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

3.    Business Combinations

        On January 8, 2001, Allscripts acquired Channelhealth in exchange for 8,593 shares of common stock with a fair value of approximately $218,400 and the issuance of approximately 493 common stock options in replacement of Channelhealth common stock options with a fair value of approximately $7,600. Transaction costs incurred were approximately $5,000. A deferred tax liability of $48,400, based on the tax effects of non-goodwill intangibles related to the acquisition, was recorded. The business combination was accounted for using the purchase method of accounting and Channelhealth's results of operations have been included in the consolidated financial statements since the date of acquisition. Approximately $3,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged to operations during 2001. Allscripts recorded approximately $2,000 of net tangible assets in connection with the acquisition. In addition, approximately $27,000 of the purchase price was allocated to acquired software. Approximately $91,000 of the purchase price was allocated to a strategic alliance agreement and is being amortized on a straight-line basis over the term of the agreement, which is ten years.

Approximately $153,300 of the purchase price was allocated to trade names, goodwill, and assembled workforce. The asset impairment charge recorded during 2001 includes a write-down of these assets of $233,702. During 2002, Allscripts received a payment of $125 related to guarantees as part of the original terms of the acquisition.

        On May 17, 2000, Allscripts acquired Medifor, Inc., a provider of computerized patient and physician education products. In exchange for all of the outstanding common and preferred A and B stock of Medifor, Allscripts issued 936 shares of its common stock with a fair value of approximately $34,400. In addition, Allscripts issued 143 common stock options in replacement of Medifor common stock options with a fair value of approximately $4,200. The business combination was accounted for using the purchase method of accounting and Medifor's results of operations have been included in the consolidated financial statements since the date of acquisition. Approximately $8,700 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during 2000. Trademarks and goodwill were recorded totaling $30,300. The asset impairment charge recorded during 2001 includes a write-down of these assets of $22,061.

        On May 9, 2000, Allscripts acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology. In exchange for all of the outstanding common stock of MasterChart, Allscripts issued 1,618 shares of its common stock with a value of approximately $127,400 and paid cash of approximately $5,000. The business combination was accounted for using the purchase method of accounting and MasterChart's results of operations have been included in the consolidated financial statements since the date of acquisition. Approximately $5,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during 2000. In addition, approximately $4,600 of the purchase price was allocated to acquired software and was amortized on a straight-line basis over two years, the software's estimated useful life. Trademarks and goodwill totaled approximately $125,600. The asset impairment charge recorded during 2001 includes a write-down of these assets of $91,796.

        In 2000, Allscripts completed another acquisition through the issuance of 87 shares of its common stock with a value of approximately $3,000 and a payment of $8,000 in cash. The business combination was accounted for using the purchase method of accounting, and the results of operations have been included in the consolidated financial statements since the date of acquisition. The acquisition resulted in goodwill of approximately $10,800. The operating results of this acquisition were not material. The asset impairment charge recorded during 2001 includes a write-down of these assets of $7,210.

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

4.    Fixed Assets

        Fixed assets as of December 31 consist of the following:

	Estimated Useful Life	2002	2001
Office furniture and equipment	2-7 years	$11,473	$10,487
Service assets	2 years	9,014	10,523
Production and warehouse equipment	5-7 years	1,324	1,103
Leasehold improvements	4-7 years	2,067	1,486
Website development costs	2 years	397	397

		24,275	23,996
Less accumulated depreciation and amortization		(19,891)	(15,547)

Fixed assets, net		$4,384	$8,449

        Depreciation and amortization expense was approximately $4,861, $7,216 and $3,411 in 2002, 2001 and 2000, respectively.

        Service assets include equipment placed with customers for their use in running Allscripts' software. At December 31, 2002 and 2001, service assets included $58 and $2,689, respectively, of assets at physician sites in various stages of installation for which depreciation had not begun. Amounts deemed necessary to reserve for write-downs to fair value on returned equipment are included in accumulated depreciation and amortization.

5.    Goodwill, Intangible Assets and Impairments

        Goodwill at December 31, 2002, consisted of $594 and $139 related to the prepackaged medications and software and related services segments, respectively. There was no change in the balance of goodwill during 2002.

        Intangible assets, both of which are amortized, as of December 31 consist of the following:

	2002			2001
	Gross Asset	Accumulated Amortization	Intangible assets, net	Gross Asset	Accumulated Amortization	Intangible assets, net
Acquired software	$—	$—	$—	$149	$61	$88
Strategic agreements	4,700	640	4,060	4,825	130	4,695

Total	$4,700	$640	$4,060	$4,974	$191	$4,783

        The acquired software was being amortized over a three-year period. The strategic agreements are being amortized over their contractual life, which is 10 years. Amortization expense related to the above intangible assets was $598 for the year ended December 31, 2002. Allscripts estimates that the amortization expense will be approximately $506 per year for the next five fiscal years.

        During the year ended December 31, 2002, Allscripts received a payment of $125 related to the Channelhealth acquisition. The payment was recorded as a reduction of the carrying value of the strategic agreements.

        The following table is a reconciliation of reported net loss and basic and diluted net loss per share to adjusted net loss and adjusted basic and diluted net loss per share reflecting the impact as if FAS No. 142 had been effective for the year ended December 31:

	2002	2001	2000
Reported net loss	$(15,233)	$(418,931)	$(57,367)
Goodwill amortization	—	43,626	20,358

Adjusted net loss	$(15,233)	$(375,305)	$(37,009)

Per-share data—basic and diluted:
Reported net loss	$(0.40)	$(11.07)	$(2.06)
Goodwill amortization	—	1.15	0.73

Adjusted net loss	$(0.40)	$(9.92)	$(1.33)

        During the year ended December 31, 2001, certain events and changes in circumstances caused Allscripts to conduct a review of the carrying value of its goodwill and purchased intangible assets. These events included: (1) the consolidation and integration of the Allscripts' software products and related service organization; (2) a restructuring plan, including workforce reduction, initiated in July 2001; and (3) changes in the business climate, which generated the valuation declines of healthcare information technology and e-health companies. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets.

        The goodwill and intangible assets acquired in the purchase of Channelhealth, Masterchart, Medifor and other acquisitions were determined to be impaired. The resulting impairment charge totaled $354,984 and was reported as a component of operating expenses in 2001.

        A summary of the asset impairment charge is outlined as follows:

Impairment Charge
Goodwill	$227,026
Strategic agreements	79,593
Software	24,328
Tradenames	22,326
Assembled workforce	1,711

Total	$354,984

6.    Restructuring and Other Charges

        In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization; prioritize its initiatives around high-growth areas of its business; focus on profitability; reduce operating expenses; improve efficiencies in light of recent acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan included workforce and overhead reduction and the termination of certain unprofitable strategic agreements and customer relationships. All charges discussed below were recorded as operating expenses in the statement of operations, except $2,201 recorded during 2001, which was classified as cost of revenue.

Restructuring

Workforce reduction

        The restructuring plan contemplated the termination of approximately 230 employees across all business functions, of which 223 were terminated as of December 31, 2002. As part of the restructuring charge, Allscripts recorded a workforce reduction charge in 2001 of $3,317 consisting primarily of severance and related benefits, which will be paid out over time. During 2002, an additional charge of $186 was recorded to satisfy the estimated remaining obligations as part of the workforce reduction.

Termination of strategic agreements

        Allscripts recorded a charge of $1,053 in 2001 related to the termination of certain agreements and non-cancelable leases that were originally expected to increase product distribution and enhance product offerings. The charge included estimated payments for the early termination of these agreements, all of which have been terminated, except the lease agreements, which will expire through January 2006.

Other Charges

Termination of unprofitable customer contracts

        Allscripts recorded a charge in 2001 of $4,266 related to the termination of unprofitable customer contracts where system utilization was low. The charge relates to the reduction of the carrying value of receivables to their expected realizable value and the costs for disposition of assets relating to these sites resulting from terminating the customer relationship.

Executive departure

        Allscripts recorded a charge in 2002 of $414 for severance costs in connection with the departure of the former chief financial officer.

        A summary of the activity and balances of the restructuring and other charges reserve accounts is outlined as follows:

	Activity During the Year Ended December 31, 2001				Activity During the Year Ended December 31, 2002
	Initial Charge	Reclassification/ Asset Write-offs	Cash Payments	Balance at Dec. 31, 2001	Accrual	Write-offs	Cash Payments	Balance at Dec. 31, 2002
Restructuring
Workforce reduction	$3,317	$—	$(1,624)	$1,693	$186	$—	$(1,400)	$479
Termination of agreements	1,053	—	(395)	658	—	—	(347)	311

Subtotal	4,370	—	(2,019)	2,351	186	—	(1,747)	790
Other Charges
Termination of unprofitable customer contracts	4,266	3,526	(100)	640	—	(640)	—	—
Executive departure	—	—	—	—	414	—	(64)	350

Total	$8,636	$3,526	$(2,119)	$2,991	$600	$(640)	$(1,811)	$1,140

        At December 31, 2001, Allscripts reclassified reserves of $1,512 to a contra asset account in accounts receivable. The entire reserve at December 31, 2001 was utilized during 2002.

7.    Income Taxes

        There was no current or deferred federal or state income tax provision for the years ended December 31, 2002 and 2000. For the year ended December 31, 2001, there was an income tax benefit of $48,544 that was related to the reversal of deferred taxes associated with non-deductible intangible assets and was comprised of federal and state income taxes of $42,406 and $6,138, respectively.

        The U.S. federal statutory tax rate differs from Allscripts' effective tax rate for the years ended December 31 as follows:

	2002	2001	2000
U.S. federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Items affecting federal income tax rate:
State taxes, net of federal benefit	(4.1)	(0.8)	—
Asset impairment	—	16.5	—
Amortization of nondeductible goodwill	—	3.2	11.9
Acquired in-process research and development	—	0.2	8.1
Expired net operating loss	5.7	—	—
Other, net	(0.4)	—	1.2
Valuation allowance	32.8	4.5	12.8

Effective income tax rate	—%	(10.4)%	—%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31 are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$56,818	$49,183
Allowance for doubtful accounts	1,510	2,373
Restructuring	444	1,165
Fixed assets	1,511	749
Inventory	196	644
Deferred compensation	—	407
Goodwill amortization	147	206
Acquisition costs	168	186
Accrued expenses	—	17
Capital loss carryforwards	248	390
Other	59	96

Total deferred tax assets	61,101	55,416
Less: valuation allowance	(58,293)	(53,293)

Net deferred tax assets	2,808	2,123
Deferred tax liabilities:
Acquired intangibles	1,582	1,863
Software development costs	1,042	76
Unrealized gains on marketable securities	184	184

Total deferred tax liabilities	2,808	2,123

Net deferred tax assets (liabilities)	$—	$—

        The valuation allowance as of December 31, 2002 was $58,293. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $5,000 and $38,290, respectively. The increase in valuation allowance in 2001 included an increase attributable to purchase accounting adjustments affecting net deferred tax assets of $17,165.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

        At December 31, 2002, Allscripts had operating loss carryforwards available for federal income tax reporting purposes of approximately $145,873. The operating loss carryforwards expire between 2003 and 2022. Allscripts' ability to utilize these operating loss carryforwards to offset future taxable income is dependent on a variety of factors, including possible limitations pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common stock, stock options, warrants and convertible preferred stock. At December 31, 2002, Allscripts had a capital loss carryforward of $636 which expires in 2006.

        The source of Allscripts' losses before income tax benefit is entirely derived from domestic sources.

8.    Common Stock

        During March 2002, Allscripts sold a strategic partner 379 shares of Allscripts common stock at an average fair market value for the 15 days preceding the transaction date for a purchase price of $1,982, net of related expenses of $18.

        During March 2000, Allscripts completed a public offering of 1,452 shares of its common stock, at an offering price of $73.00 per share. The public offering resulted in gross proceeds of $105,996, $5,561 of which was applied to the underwriting discount and approximately $669 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,766 were invested in interest-bearing, investment grade securities.

        During February 2000, Allscripts sold IMS Health Incorporated 215 shares of Allscripts common stock for a purchase price of $9,983, net of related expenses of $17.

9.    Stock Option Plans

        At December 31, 2002, options to purchase 8,393 shares of common stock were authorized under Allscripts' Amended and Restated 1993 Stock Incentive Plan ("1993 Plan"). The exercise price for shares under this plan is determined by Allscripts' Board of Directors at the date of grant. All options must be exercised within ten years of the date of grant. The plan provides for exercise of options by payment of cash or surrender of common stock. Options vest on various schedules, primarily on a straight-line basis over three and four year periods from the date of grant, and in certain circumstances upon a change in control. During 2002, shareholders approved an increase of 1,000 shares of common stock to be available for issuance under the 1993 Plan. At December 31, 2002, Allscripts had reserved 4,327 shares of common stock for issuance upon exercise of outstanding options and 2,015 shares of common stock were available for future issuance under the 1993 Plan.

        In January 2001, the Board of Directors approved the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan ("2001 Plan"). The plan provides for the issuance of up to 3,000 options to purchase common stock. The plan is administered by the Compensation Committee of the Board of Directors. The plan covers employees of Allscripts or its affiliates (excluding, however, any employee who is also serving as an officer or director of Allscripts or an affiliate) designated by the Board or the Compensation Committee as being eligible under the plan and non-employee consultants or contractors. The exercise price, term and vesting period of options issued under this plan are determined by the Compensation Committee at the time of grant. During 2002, the Board of Directors approved an increase of 1,000 shares of common stock to be available for issuance under the 2001 Plan. At December 31, 2002, Allscripts had reserved 2,501 shares of common stock for issuance upon exercise of outstanding options and 498 shares of common stock were available for future issuance under the 2001 Plan.

        In conjunction with the acquisition of ChannelHealth, Inc., in January 2001, Allscripts Healthcare Solutions acquired the ChannelHealth, Inc. 1999 Stock Option Plan ("1999 Plan"). Options granted under the plan as of the date of acquisition were converted to Allscripts options. No further awards will be made under this plan. At December 31, 2002, Allscripts had reserved 405 shares of common stock for issuance upon exercise of outstanding options and no shares of common stock were available for future issuance under the 1999 Plan.

        Total stock-based compensation expense included in selling, general and administrative expenses related to options issued to employees for the years ended 2002, 2001 and 2000 was $326, $496 and $535, respectively.

        Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net loss and net loss attributable to common stockholders per share for the years ended would have been increased as follows:

	2002	2001	2000
Net loss, as reported	$(15,233)	$(418,931)	$(57,367)
Stock-based compensation cost	18,439	16,443	9,023

Pro forma net loss	$(33,672)	$(435,374)	$(66,390)
Net loss per share attributable to common stockholders—basic and diluted, as reported	$(0.40)	$(11.07)	$(2.06)
Pro forma net loss per share attributable to common stockholders—basic and diluted	$(0.88)	$(11.50)	$(2.38)

        Under FAS 123, compensation expense representing fair value of the option grant is recognized over the vesting period using a straight-line method.

        For purposes of the FAS 123 pro forma net loss and net loss per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in determining fair value for the years ended are as follows:

	2002	2001	2000
Risk-free interest rate	3.95%	4.67%	6.20%
Option life (years)	4	4	4
Volatility	123%	132%	140%
Dividend rate	—%	—%	—%

        Option activity for the three years ended December 31, 2002 was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 1999	2,587	$4.10	984	$0.95
Options granted	2,191	$24.83
Options exercised	(844)	$0.86
Options forfeited	(206)	$13.36

Balance at December 31, 2000.	3,728	$16.51	980	$4.54
Options granted	3,985	$8.84
Options exercised	(39)	$0.59
Options forfeited	(1,103)	$11.71

Balance at December 31, 2001.	6,571	$12.76	2,033	$14.84
Options granted	2,597	$3.01
Options exercised	(28)	$0.88
Options forfeited	(1,907)	$17.63

Balance at December 31, 2002.	7,233	$8.02	2,749	$11.37

        For the years ended December 31, 2002, 2001 and 2000, the weighted-average fair value of options granted was $2.41, $4.75 and $22.96, respectively. Information regarding options outstanding at December 31, 2002 was as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.06	480	6.15	$0.06	480	$0.06
$1.15 - $ 2.00	508	7.14	$1.81	177	$1.45
$2.16 - $ 3.04	494	7.93	$2.94	244	$2.87
$3.15 - $ 3.65	1,707	9.05	$3.16	11	$3.45
$4.25 - $ 5.63	1,672	8.18	$5.61	433	$5.63
$6.12 - $ 6.88	842	8.41	$6.77	261	$6.78
$11.25 - $16.59	565	6.43	$12.78	460	$12.76
$21.25 - $24.81	403	7.55	$21.33	212	$21.37
$26.74 - $34.98	396	6.89	$29.70	369	$29.72
$44.63 - $79.75	166	7.10	$45.26	102	$45.56

	7,233	7.92	$8.02	2,749	$11.37

        In August 1999, Allscripts granted options to purchase an aggregate of 30 shares of common stock to non-employees in exchange for future services. These options have an exercise price of $12.69 per share and became fully vested as of February 3, 2000. Selling, general and administrative expenses for the year ended December 31, 2000 include $741 in expense relating to these options.

10.    Commitments

        Allscripts conducts its operations from leased premises and with equipment acquired under several operating leases. Total rent expense from continuing operations was approximately $940, $1,113 and $936 in 2002, 2001 and 2000, respectively.

        Future minimum rental payments under operating leases are as follows:

Year Ending December 31,
2003	$963
2004	944
2005	980
2006	826
2007	833
2008 and thereafter	1,315

Total future minimum lease payments	$5,861

        Allscripts acquired, through the Channelhealth acquisition, capital leases for equipment with a gross value of $636. Accumulated depreciation on the equipment totaled $407 as of December 31, 2002. The current and non-current portions of the capital lease liability as of December 31, 2002 were $202 and $0, respectively.

        Allscripts has a commitment to a strategic partner to expend $350 in certain marketing-related activities during 2003.

11.    Savings Plan

        Effective January 1, 1993, employees of Allscripts who meet certain eligibility requirements can participate in Allscripts' 401(k) Savings and Investment Plan. Under the plan, Allscripts may, at its discretion, match the employee contributions. Allscripts recorded expenses from continuing operations related to its matching contributions in 2002, 2001, and 2000 of $424, $578, and $184, respectively.

12.    Business Segments

        FAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        Allscripts currently organizes its business around groups of similar products, which results in three segments being reported: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services segment derives its revenue from the sale and service of software that provides point-of-care decision support solutions and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. All corporate operating expenses are allocated to each reportable segment, using a reasonable basis for each expense. Allscripts does not allocate interest income, interest expense, other income or income tax benefit to its operating segments.

        Allscripts allocates depreciation and amortization to each segment, but does not allocate assets to each segment. Consequently, Allscripts does not report its assets by segment.

	2002	2001	2000
Revenue:
Prepackaged medications	$49,298	$49,672	$41,567
Software and related services	19,921	17,093	8,424
Information services	9,583	4,152	4,992

Total revenue	$78,802	$70,917	$54,983

Depreciation and amortization:
Prepackaged medications	$1,153	$3,453	$2,700
Software and related services	4,149	63,514	24,028
Information services	256	1,043	1,904

Total depreciation and amortization	$5,558	$68,010	$28,632

Profit (loss) from continuing operations:
Prepackaged medications	$2,071	$(10,147)	$(556)
Software and related services	(20,814)	(459,594)	(65,351)
Information services	1,062	(3,048)	(2,602)

Loss from continuing operations	(17,681)	(472,789)	(68,509)
Net interest and other income	2,448	5,314	6,706

Loss from continuing operations before income taxes	$(15,233)	$(467,475)	$(61,803)

13.    Discontinued Operations

        On March 18, 1999, Allscripts signed a definitive agreement to sell certain assets of its pharmacy benefit management operation to Pharmacare Management Services, Inc., Pharmacare Direct, Inc., and Procare Pharmacy, Inc. The sale closed on March 31, 1999. The aggregate purchase price was $15,400, payable in the form of an up-front payment at closing of $7,000 and a contingent payment of up to $8,400 payable within 10 business days after the first anniversary of the closing date. Additionally, the buyers purchased the inventory at Allscripts' net cost, approximately $500, while Allscripts retained the remaining working capital. The contingent payment was based upon the number of prescription fillings (including original fillings and subsequent refills) for the one-year period following the closing. In May 2000, Allscripts received payment of $4,353, net of related expenses, as final payment of the contingent consideration. This amount has been reported as a separate line item on the Consolidated Statement of Operations under the caption "Gain from sale of discontinued operations."

14.    Supplemental Cash Flow Information

	2002	2001	2000
Interest paid	$50	$49	$—
Income taxes paid	—	—	—
Noncash investing and financing activities:
In connection with the acquisition of ChannelHealth, Inc., issuance of 8,593 shares of common stock valued at an aggregate amount of approximately $218,400 and issuance of common stock replacement options with a fair value of approximately $7,600 in exchange for all outstanding common stock of ChannelHealth, Inc.	—	226,000	—
In connection with the acquisition of MasterChart, Inc., issuance of 1,618 shares of common stock valued at an aggregate amount of approximately $127,400 and $5,000 in cash, in exchange for all outstanding common stock of MasterChart, Inc.	—	—	127,400
In connection with the acquisition of Medifor, Inc., issuance of 936 shares of common stock valued at an aggregate amount of approximately $34,400 and issuance of 143 common stock option replacements of Medifor common stock options with a fair value of approximately $4,200, in exchange for all outstanding common and preferred A and B stock of Medifor	—	—	38,600
In connection with other 2000 acquisitions, issuance of 88 shares of common stock valued at an aggregate amount of approximately $3,000 and $8,000 in cash in exchange for net tangible assets of $274	—	—	3,000

15.    Related Party Transactions

        As a result of Allscripts' acquisition of Channelhealth from IDX Systems Corporation (IDX), IDX owns approximately 19.5% of the common stock of Allscripts at December 31, 2002. In addition, the Chief Executive Officer of IDX is one of Allscripts' directors. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts' revenue related to IDX customers. During 2002 and 2001, Allscripts paid IDX $894 and $748, respectively, pursuant to this agreement. In addition, Allscripts leases office space from IDX. During 2002 and 2001, Allscripts paid $514 and $492, respectively, to IDX for the lease of the office space and use of the facility's infrastructure. At December 31, 2002, Allscripts had accounts payable of $583 due to IDX. During 2002, IDX paid Allscripts $125 to satisfy a guarantee pursuant to the Channelhealth acquisition agreement and $676 related to marketing sponsorships and miscellaneous expense reimbursements.

        One of Allscripts' directors has been a partner in the law firm of Akin, Gump, Strauss, Hauer and Feld, LLP since June 2000, and was a partner in the law firm of Green, Stewart, Farber & Anderson, P.C., through June 2000. Both firms were retained by Allscripts to provide legal services. Expenditures related to services provided by these law firms were $14, $164 and $55 in 2002, 2001 and 2000, respectively.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE II

To the Board of Directors and Stockholders
Allscripts Healthcare Solutions, Inc.:

        Under date of March 28, 2003, we reported on the consolidated balance sheets of Allscripts Healthcare Solutions, Inc. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois March 28, 2003

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Schedule II

	Beginning Balance	Charged to Expense	Deductions	Ending Balance
Allowance for accounts receivable
Year ended December 31, 2002	$6,203	896	(3,223)	$3,876
Year ended December 31, 2001	$4,384	2,506	(687)	$6,203
Year ended December 31, 2000	$3,743	980	(339)	$4,384
	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
Valuation allowance for deferred tax assets
Year ended December 31, 2002	$53,293	5,000	—	$58,293
Year ended December 31, 2001	$15,003	21,125	17,165 (1)	$53,293
Year ended December 31, 2000	$19,638	7,338	(11,973) (2)	$15,003

(1)
Adjustment related to net deferred tax assets established in connection with acquisitions.

(2)
Adjustment related to net deferred tax liabilities established in connection with acquisitions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding directors, executive officers and other key employees is included under the captions "Election of Directors" and "Executive Officers" in Allscripts' proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

        Information regarding Section 16(a) reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Allscripts' proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 11. Executive Compensation

        Information regarding executive and director compensation is included under the captions "Executive Compensation" and "Director Compensation" in Allscripts' proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership is included under the caption "Ownership of Allscripts Common Stock" in Allscripts' proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

        Information regarding securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in Allscripts' proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related party transactions is included under the caption "Certain Relationships and Related Party Transactions" in Allscripts' proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries has been made known to them in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

  (b)
  Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions have been taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

        The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

(a)(2) Financial Statement Schedules

Independent Auditors' Report	58
Schedule II—Valuation and Qualifying Accounts	59

(a)(3) List of Exhibits

See Index to Exhibits

(b)
Reports on Form 8-K

        Allscripts filed a report on Form 8-K dated October 9, 2002 in connection with the announcement of its hiring of a new Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
By:	/s/ GLEN E. TULLMAN Glen E. Tullman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ GLEN E. TULLMAN Glen E. Tullman	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
/s/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ BERNARD GOLDSTEIN Bernard Goldstein	Director
/s/ PHILIP D. GREEN Philip D. Green	Director
/s/ M. FAZLE HUSAIN M. Fazle Husain	Director
/s/ MICHAEL J. KLUGER Michael J. Kluger	Director
/s/ EDWARD M. PHILIP Edward M. Philip	Director
/s/ RICHARD E. TARRANT Richard E. Tarrant	Director

Certification of Chief Executive Officer

I, Glen E. Tullman, certify that:

        1.    I have reviewed this annual report on Form 10-K of Allscripts Healthcare Solutions, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ GLEN E. TULLMAN Chief Executive Officer

Certification of Chief Financial Officer

I, William J. Davis, certify that:

        1.    I have reviewed this annual report on Form 10-K of Allscripts Healthcare Solutions, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003	/s/ WILLIAM J. DAVIS Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.3
	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000
2.4
	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000
2.5
	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
10.1†	Amended and Restated 1993 Stock Incentive Plan, as amended May 2, 2002.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.2
	Twelfth Restated Registration Agreement dated as of June 18, 1999, by and among Allscripts, Inc., those Holders of Allscripts, Inc. Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred, Series F Preferred and Series G Preferred listed in Schedule I attached thereto, the Holders of the Extension Guaranty Warrants listed in Schedule II thereto, the Holders of the 1996 Extension Guaranty Warrants listed in Schedule II thereto, those Holders of Common listed in Schedule III thereto, the Holders of Series H Warrants and H Unit Common listed in Schedule IV thereto, the Holders of Extension Series H Warrants listed in Schedule IV thereto, the Holders of I Unit Common listed in Schedule V thereto and the Holders of Debenture Warrants listed in Schedule VI thereto.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 2 filed on June 29, 1999 (SEC file no. 333-78431)
10.3	Industrial Building Lease dated April 30, 1997 between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

10.4	Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)
10.5
Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.
10.6†	Employment Agreement dated as of July 8, 2002 between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.7†	Employment Agreement dated as of July 8, 2002 between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.8†	Employment Agreement dated as of October 8, 2002 between Allscripts Healthcare Solutions, Inc. and William J. Davis.
10.9†	Employment Agreement dated as of July 8, 2002 between Allscripts Healthcare Solutions, Inc. and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.10†	Employment Agreement dated as of July 8, 2002 between Allscripts Healthcare Solutions, Inc. and Scott Leisher.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.11†	Separation Agreement and General Release, dated as of September 13, 2002 between Allscripts Healthcare Solutions, Inc. and David B. Mullen.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.12	Form of TouchWorks Master License Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.13	Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.14	Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.15	Asset Purchase Agreement, dated as of July 13, 2000, by and between Channelhealth Incorporated and IDX Systems Corporation.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
10.16	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and Channelhealth Incorporated dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.17*	Pharmacy Services Prime Vendor Agreement for Allscripts Healthcare Solutions, Inc., dated as of February 1, 2002 between Allscripts Healthcare Solutions, Inc. and Bergen Bruswig Drug Co.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
10.18
	First Amendment, dated July 31, 2002, among Allscripts Healthcare Solutions, Inc., Bergen Brunswig Drug Company doing business as Amerisource Bergen and Allscripts, Inc., to Pharmacy Services Prime Vendor Agreeement, dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Company doing business as Amerisource Bergen.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.19	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.
21.1	Subsidiaries
23.1	Consent of KPMG LLP
99.1	Certification of Chief Executive Officer and Chief Financial Officer

†
Indicates management contract or compensatory plan.

*
Portions of this exhibit have been omitted pursuant to the Commission's grant of confidential treatment.

QuickLinks

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. TABLE OF CONTENTS TO 2002 ANNUAL REPORT ON FORM 10-K
PART I
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 6. Selected Financial Data
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)
INDEPENDENT AUDITORS' REPORT
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per-share amounts)
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share amounts)
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar and share amounts in thousands, except per-share amounts)
INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE II
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. VALUATION AND QUALIFYING ACCOUNTS (In thousands)
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS