Form 10-K/A
period 2002-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2003-04-24
CIK 1124804

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Documents Incorporated by Reference: None.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
TABLE OF CONTENTS TO
AMENDMENT NO. 1 TO 2002 ANNUAL REPORT ON FORM 10-K/A

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

EXPLANATORY NOTE REGARDING AMENDED 10-K

        We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, which was originally filed with the Securities and Exchange Commission on March 31, 2003, solely (i) to correct a typographical error contained in the "Net loss per share-basic and diluted" line of the "Statements of Operations Data" table contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Operating Results," of the originally filed Form 10-K, and (ii) to include the information required by Part III. Certain of this information was to be incorporated by reference into the originally filed Form 10-K but will not be because we will not be filing our annual meeting proxy statement with the Securities and Exchange Commission within 120 days of our fiscal year end.

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

	Quarter Ended
	2002				2001
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(unaudited)
Statements of Operations Data:
Revenue	$18,773	$20,094	$20,006	$19,929	$16,599	$19,173	$16,454	$18,691
Cost of revenue	14,951	15,124	14,770	14,086	15,588	16,868	16,391	15,236
Restructuring and other charges	—	—	—	—	—	—	2,201	—

Gross profit	3,822	4,970	5,236	5,843	1,011	2,305	(2,138)	3,455
Operating expenses:
Selling, general and administrative expenses	10,425	9,577	8,314	8,096	14,907	15,176	14,873	12,952
Amortization of intangibles	138	134	135	133	17,788	18,628	18,478	201
Asset impairment charge	—	—	—	—	—	—	354,984	—
Restructuring and other charges	—	—	600	—	—	—	6,435	—
Write-off of acquired in-process research and development	—	—	—	—	3,000	—	—	—

Loss from operations	(6,741)	(4,741)	(3,813)	(2,386)	(34,684)	(31,499)	(396,908)	(9,698)
Interest income, net	716	684	552	299	1,649	1,267	1,032	824
Other income (expense), net	1	95	62	39	135	255	7	144

Loss before taxes	(6,024)	(3,962)	(3,199)	(2,048)	(32,900)	(29,977)	(395,869)	(8,730)
Income tax benefit	—	—	—	—	2,099	2,249	44,012	184

Net loss	$(6,024)	$(3,962)	$(3,199)	$(2,048)	$(30,801)	$(27,728)	$(351,857)	$(8,546)

Net loss per share-basic and diluted	$(0.16)	$(0.10)	$(0.08)	$(0.05)	$(0.83)	$(0.73)	$(9.26)	$(0.22)

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Our directors and executive officers are:

Name	Age	Position
Glen E. Tullman	43	Chairman of the Board, Chief Executive Officer and Director
Lee A. Shapiro	47	President
William J. Davis	35	Chief Financial Officer
Joseph E. Carey	45	Chief Operating Officer
T. Scott Leisher	43	Executive Vice President, Sales and Marketing
John G. Cull	41	Senior Vice President, Finance, Secretary and Treasurer
Stanley A. Crane	53	Chief Technology Officer
Philip D. Green(1)(3)	52	Director
Bernard Goldstein(3)	72	Director
Michael J. Kluger(1)(2)	46	Director
M. Fazle Husain(1)(2)	38	Director
Richard E. Tarrant	60	Director
Edward M. Philip(2)(3)	37	Director

(1)
Member of Compensation Committee

(2)
Member of Audit Committee

(3)
Member of Nominating Committee

        Glen E. Tullman became the Chairman of our Board in May 1999 and our Chief Executive Officer in August 1997 and was our President from December 2001 through April 2002. From October 1994 to July 1997, Mr. Tullman was Chief Executive Officer of Enterprise Systems, Inc., a publicly traded healthcare information services company providing resource management solutions to large integrated healthcare networks. From 1983 to 1994, Mr. Tullman was employed by CCC Information Services Group, Inc., a computer software company servicing the insurance industry, most recently as President and Chief Operating Officer.

        Lee A. Shapiro became our President in April 2002. From April 2000 to April 2002, Mr. Shapiro served as Executive Vice President of Allscripts and was responsible for strategic business development and related initiatives. Prior to joining Allscripts, from 1998 to 2000, Mr. Shapiro was the Chief Operating Officer of Douglas Elliman-Beitler, Chicago, Illinois. From 1980 until 1986, Mr. Shapiro practiced law with Barack, Ferrazzano, Kirschbaum & Perlman, Chicago and its predecessor. Mr. Shapiro served as the President of SES Properties, Inc., a closely held real estate company based in Carlsbad, California from 1986-1998. Concurrently, Mr. Shapiro formed City Financial Bancorp in 1986 and served as its Vice Chairman until its sale in 1992.

        William J. Davis became our Chief Financial Officer in October 2002. Mr. Davis was the Chief Financial Officer of Lante Corporation from 2000 until he joined Allscripts, and was Controller of Lante from 1999 through 2000. From 1991 through 1999, Mr. Davis was a Senior Manager in the Technology Group of PricewaterhouseCoopers LLP.

        Joseph E. Carey became our Chief Operating Officer in April 1999. From September 1998 to April 1999, he served as President and Chief Operating Officer of Shopping@Home, Inc. Prior to that time, he was Senior Vice President and General Manager of the Resource Management Group of HBO & Company, a healthcare software firm. Mr. Carey joined HBO in 1997 with HBO's acquisition of Enterprise Systems, Inc., where he held the role of President from 1993 until the acquisition.

        T. Scott Leisher became our Executive Vice President, Sales and Marketing, in October 2000. From April 2000 to October 2000, Mr. Leisher served as our Senior Vice President, Sales and Marketing. From 1998 to 2000, Mr. Leisher served as our Senior Vice President, Sales. Prior to joining Allscripts, Mr. Leisher was with CCC Information Services from 1986 to 1998 where he served in a number of management positions, completing his tenure there as a Senior Vice President in their Insurance Division.

        John G. Cull became our Senior Vice President, Finance, Secretary and Treasurer in 1995. From 1991 to 1993, Mr. Cull was our assistant controller, and from 1993 to 1995 he was our controller. From 1986 to 1991, Mr. Cull was controller of Federated Foods, Inc., a food brokerage company. Prior to joining Federated Foods, Mr. Cull was employed by Arthur Andersen & Co.

        Stanley A. Crane became our Chief Technology Officer in January 2000 and was our Vice President, Internet Services from April 1999 until that time. From September 1998 to April 1999, he was Chief Technology Officer for Shopping@Home, Inc. From January 1998 to September 1998, he was Chief Technology Officer for MaxMiles, Inc., an Internet travel services company. From August 1995 to January 1998, Mr. Crane was Chief Technology Officer for Enterprise Systems, Inc., where he led a development team through its successful migration from DOS-based applications to a system of Windows, object-oriented, client/server applications. Prior to this, Mr. Crane held a variety of roles with Lotus, Ashton-Tate and WordStar.

        Philip D. Green was elected to our board in 1992. Mr. Green has been a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P. since June 2000. From 1989 until that time, Mr. Green was a partner with the Washington, D.C. based law firm of Green, Stewart, Farber & Anderson, P.C., of which Mr. Green was a founding partner. From 1978 through 1989, Mr. Green was a partner in the Washington, D.C. based law firm of Schwalb, Donnenfeld, Bray & Silbert, P.C. Mr. Green practices healthcare law and represents several major teaching hospitals. Mr. Green serves on the board of directors of I-trax, Inc.

        Bernard Goldstein was elected to our board in 2001. From 1997 to 2002, Mr. Goldstein was a Managing Director of Broadview International, LLC, which he joined in 1979. He is a past President of the Information Technology Association of America, the industry trade association of the computer service industry, and past Chairman of the Information Technology Foundation. Mr. Goldstein was a director of Apple Computer Inc. until August 1997, and is currently a director of Sungard Data Systems, Inc., SPSS, Inc., and several privately held companies.

        Michael J. Kluger was elected to our board in 1994. He is a founding partner of Liberty Partners, L.P., whose general partner is Liberty Capital Partners, Inc., a New York investment management firm, where he has served as a Managing Director since 1992. For five years prior thereto, Mr. Kluger was a Director and Senior Vice President of Merrill Lynch Interfunding Inc., a subsidiary of Merrill Lynch & Co., an investment banking and brokerage firm.

        M. Fazle Husain was elected to our board in April 1998. Mr. Husain is a Managing Director of Morgan Stanley Dean Witter & Co., an investment banking firm, where he has been employed since 1991, and is a Managing Member of Morgan Stanley Venture Partners III, L.L.C., which is the General Partner of Morgan Stanley Venture Partners III, L.P., Morgan Stanley Venture Investors III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund, L.P. Mr. Husain was also employed at Morgan Stanley Dean Witter from 1987 until 1989. Mr. Husain focuses primarily on investments in the healthcare and software industries. He serves on the boards of directors of Cross Country, Inc., The Medicines Company, HealthStream, Inc. and several private medical and software companies.

        Richard E. Tarrant became Vice Chairman of our board upon the consummation of the Channelhealth merger transaction in January 2001. Mr. Tarrant has been designated to be on our board by IDX Systems Corporation, a publicly traded company supplying information systems to healthcare organizations, pursuant to the terms of a Stock Rights and Restrictions Agreement entered into between Allscripts and IDX in connection with the Channelhealth merger transaction, which is described in detail under "Certain Relationships and Related Transactions." Mr. Tarrant co-founded IDX in 1969 and has served as Chairman of the Board since January 2003. He served as a director and as the Chief Executive Officer of IDX from the time he founded IDX until January 2003; he was also President of IDX from 1969 to February 1999. Mr. Tarrant also served as the Chairman of the board of directors of Channelhealth Incorporated from October 1999 until consummation of the Channelhealth merger transaction in January 2001. Mr. Tarrant has served as a Trustee of The University of Vermont and Saint Michael's College, as a member of the Board of Trustees for University Health Center (Vermont), an academic medical center, from July 1988 to December 1994, as Chairman of the Board of Trustees of University Health Center (Vermont) from 1992 to 1994 and as Chairman of Fletcher Allen Health Care, an integrated healthcare delivery system serving Vermont and northern New York State, from 1992 to 1994. Mr. Tarrant presently serves as a director of Fletcher Allen Health Care and is a member of the Vermont Business Roundtable.

        Edward M. Philip was elected to our board in July 1999. Mr. Philip is Senior Vice President of Terra Lycos, S.A., a position he has held since October 2000. Prior to that, Mr. Philip had been Chief Operating Officer of Lycos, Inc. since December 1996, and Chief Financial Officer and Secretary of Lycos, Inc. since December 1995. From July 1991 to December 1995, Mr. Philip was employed by The Walt Disney Company, where he served in various finance positions, most recently as Vice President and Assistant Treasurer. Prior to joining The Walt Disney Company, Mr. Philip was an investment banker at Salomon Brothers Inc. Mr. Philip is a director of Terra Lycos S.A. and Hasbro, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and 10% stockholders to file reports of ownership and changes of ownership of their company's common stock with the Securities and Exchange Commission. Based on a review of copies of these reports provided to us and written representations from executive officers and directors, we believe that all filing requirements applicable to these individuals were met during 2002.

Item 11.    Executive Compensation

Executive Compensation

        This table summarizes the compensation for the Chief Executive Officer and the other five most highly compensated executive officers of Allscripts.

Summary Compensation

Long-Term Compensation
		Annual Compensation					Awards
Name and Principal Position	Year	Salary		Bonus			Securities Underlying Options	All Other Compensation(4)
Glen E. Tullman Chairman and Chief Executive Officer	2002 2001 2000	$250,000 285,000 270,000			$53,450 75,000 100,000		215,000 200,000 150,000	$2,300 2,000 996
Lee A. Shapiro President	2002 2001 2000	$222,407 225,000 166,298			$53,475 65,000 80,000		150,000 150,000 270,500	$2,450 2,000 263
Joseph E. Carey Chief Operating Officer	2002 2001 2000	$225,000 235,000 220,417			$53,475 65,000 90,000		150,000 125,000 147,500	$2,450 2,000 1,050
T. Scott Leisher Executive Vice President, Sales and Marketing	2002 2001 2000	$212,035 200,000 158,333			$53,475 65,000 67,619	(1)	150,000 110,000 45,000	$2,300 2,000 5,810
Stanley A. Crane Chief Technology Officer	2002 2001 2000	$190,000 190,000 168,750			$33,000 30,000 40,000		45,000 25,000 37,500	$2,690 2,000 1,013
David B. Mullen(2) Former Chief Financial Officer	2002 2001 2000	$235,000 285,000 270,000	(3)	$	— 70,000 100,000		150,000 125,000 150,000	$2,633 2,000 1,050

(1)
Includes commissions of $17,619.

(2)
Mr. Mullen resigned effective September 13, 2002.

(3)
Includes $68,542 of severance pay in 2002.

(4)
For 2002, comprised of $2,000 for each named executive officer in matching contributions under our 401(k) plan and the balance for life insurance premiums paid by us.

Option Grants in 2002

        This table gives information relating to option grants during 2002 to the executive officers listed in the Summary Compensation Table. The options were granted under the Amended and Restated 1993 Stock Incentive Plan and vest equally over three years on the anniversaries of the grant. The potential realizable value is calculated based on the term of the option at its time of grant, 10 years. The calculation assumes that the fair market value on the date of grant appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. Stock price appreciation of 5% and 10% is assumed pursuant to the rules of the Securities and Exchange Commission. The actual price appreciation may be substantially greater than that assumed under these rules. We cannot assure you that the actual stock price will appreciate over the 10-year option term at the assumed levels or at any other defined level.

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percent of Total Options Granted to Employees in 2002
	Securities Underlying Options Granted
Name			Exercise Price Per Share	Expiration Date
					5%	10%
Glen E. Tullman	215,000	8.3%	$3.15	1/16/12	$425,919	$1,079,362
Lee A. Shapiro	150,000	3.2%	$3.15	1/16/12	$297,153	$753,043
Joseph E. Carey	150,000	3.2%	$3.15	1/16/12	$297,153	$753,043
T. Scott Leisher	150,000	3.2%	$3.15	1/16/12	$297,153	$753,043
Stanley A. Crane	35,000 10,000	1.3 0.4%	$3.15 2.00	1/16/12 8/5/12	$69,336 12,578	$175,710 31,875
David B. Mullen(1)	150,000	3.2%	$3.15	1/16/12	—	—

(1)
All options were forfeited upon Mr. Mullen's resignation.

Option Exercises in 2002 and 2002 Year-End Option Values

        This table provides information regarding the exercise of options during 2002 by the executive officers listed in the Summary Compensation Table. The value realized is calculated using the difference between the option exercise price and the price of Allscripts common stock on the date of exercise multiplied by the number of shares subject to the option. The value of unexercised in-the-money options at year end 2002 is calculated using the difference between the option exercise price and $2.39 (the last reported market price of Allscripts common stock on the last trading day of the year) multiplied by the number of shares underlying the option. An option is in-the-money if the market value of the common stock subject to the option is greater than the exercise price.

			Securities Underlying Unexercised Options at Year End 2002		Value of Unexercised In-the-Money Options at Year End 2002
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Glen E. Tullman	—	—	180,149	377,644	$303,245	$29,463
Lee A. Shapiro	—	—	75,251	300,249	—	—
Joseph E. Carey	—	—	117,083	243,749	—	—
T. Scott Leisher	—	—	73,606	237,082	$78,784	—
Stanley A. Crane	—	—	104,166	112,500	—	$3,900
David B. Mullen(1)	—	—	137,702	5,144	$320,846	$11,986

(1)
Gives effect to forfeiture by Mr. Mullen of options to purchase 150,000 shares in connection with his resignation.

Employment Agreements

        We entered into employment agreements with Messrs. Tullman, Shapiro, Carey and Leisher effective July 8, 2002. Each agreement has an initial term that ends July 8, 2005 and renews for consecutive one-year terms unless either party gives 180 days' notice prior to the expiration of any term. Under the agreements, Mr. Tullman is to be paid an annual base salary of $250,000 (subject to annual review and increase by the board of directors), and Messrs. Shapiro, Carey and Leisher are each to be paid an annual base salary of $225,000 (subject in each case to annual review and increase by the board of directors). Messrs. Tullman, Carey and Leisher are each entitled to an annual bonus as determined by the board of directors or the compensation committee in their sole discretion, but in no event will the bonus be less than $75,000. Mr. Shapiro is entitled to a guaranteed annual bonus equal to at least the greater of 25% of Mr. Shapiro's then current annual base salary or $75,000. If we terminate Messrs. Tullman, Shapiro, Carey or Leisher without Cause or if any of them terminates his employment for Constructive Discharge, as each of those terms is defined in the agreements, he will be entitled to two years' base salary as well as any salary that was accrued but not yet paid as of the termination date, the unpaid performance bonus, if any, for the calendar year preceding the termination date and any performance bonus for the calendar year in which the termination date occurs (as determined and payable had there been no termination), continuation of health benefits for a period of 24 months following the termination date, outplacement services of up to $10,000 and acceleration of all stock option or other stock awards granted after the date of the agreements. Notwithstanding the above, if during the one-year period immediately following a Change in Control, as defined in the agreements, Messrs. Tullman, Shapiro, Carey or Leisher terminates his employment for any reason, he will be entitled, instead of the salary and bonus payments described in the previous sentence, to a payment in a lump sum equal to 2.99 times his then in effect base salary and 2.99 times the minimum performance bonus amount of $75,000. In the event that any payment by us to Messrs. Tullman, Shapiro, Carey or Leisher would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we have agreed to pay such executive an amount, net of taxes, equal to such excise tax amount. The agreements also provide that each of Messrs. Tullman, Shapiro, Carey or Leisher will not compete with us during the term of his employment and (other than in the case of a termination by us without Cause or a termination of such executive for Constructive Discharge) for one year thereafter.

        We have entered into stock option agreements with Messrs. Tullman, Shapiro, Carey and Leisher (including options referred to in the previous paragraph) pursuant to which, in the event of a Change in Control, as defined in the stock option agreements and the employment agreements, vesting of the options will accelerate so that the unvested portion of the options will vest immediately. Under these option agreements, Messrs. Tullman, Shapiro, Carey and Leisher had unvested options as of March 31, 2003 as follows: Mr. Tullman, 287,227 shares; Mr. Shapiro, 218,999 shares; Mr. Carey, 168,749 shares; and Mr. Leisher, 163,749 shares.

        In connection with Mr. Mullen's resignation as our Chief Financial Officer and a member of our board of directors, we entered into a separation agreement with Mr. Mullen effective as of September 13, 2002. Under the agreement, we agreed to pay Mr. Mullen severance pay at an annual rate of $235,000 for a period of 20 months from his termination date, irrespective of any subsequent employment he may obtain. Mr. Mullen is also entitled to continue to participate in our medical, health and life insurance plans until the earlier of May 13, 2004 or the date he receives coverage and benefits under the plans of a subsequent employer. The agreement also provides that Mr. Mullen will not compete with us for one year after his termination.

Director Compensation

        Directors receive no cash compensation for their services as directors. We reimburse our directors for their travel expenses. Under our Amended and Restated 1993 Stock Incentive Plan, directors who are not Allscripts employees are eligible to receive stock option grants at the discretion of the board of directors or the compensation committee.

Compensation Committee Interlocks and Insider Participation

        The members of the compensation committee of our board of directors are Messrs. Green, Husain and Kluger. None of these persons has ever been an officer or employee of Allscripts or any of its subsidiaries. We refer you to the information under "Certain Relationships and Related Transactions" for a discussion of insider participation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Allscripts Common Stock

        The following table shows how much Allscripts common stock was beneficially owned as of March 31, 2003 by:

  •
  our Chief Executive Officer and the five other most highly compensated executive officers based on compensation earned during 2002;

  •
  each director;

  •
  all directors and executive officers as a group; and

  •
  each stockholder that we know to own beneficially more than 5% of Allscripts common stock based on information filed with the Securities and Exchange Commission.

        Beneficial ownership is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares that the holder can vote or transfer and stock options and warrants that are exercisable currently or become exercisable within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding Allscripts common stock owned by a particular stockholder, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage of ownership is based on 38,440,520 shares outstanding as of March 31, 2003. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class
Named Executive Officers and Directors
Glen E. Tullman(1)	669,010	270,556	939,566	2.4
Lee A. Shapiro	15,369	159,834	175,203	*
Joseph E. Carey	98,062	192,083	290,145	*
T. Scott Leisher	124,659	146,939	271,598	*
Stanley A. Crane	90,207	129,583	219,790	*
David B. Mullen(2)	519,649	137,702	657,351	1.7
Philip D. Green	55,839	108,771	164,610	*
M. Fazle Husain(3)	1,520,732	—	1,520,732	4.0
Michael J. Kluger(4)	3,309,370	23,200	3,332,570	8.7
Bernard Goldstein	54,998	11,500	66,548	*
Edward M. Philip	0	63,200	63,200	*
Richard E. Tarrant(5)	7,518,954	—	7,518,954	19.6
All directors and executive officers as a group (13 persons)	13,477,103	1,336,128	14,813,231	37.1
5% Stockholders
IDX Systems Corporation(5)	7,483,538	—	7,483,538	19.5
Liberty Partners Holdings 6, L.L.C.(4)	3,248,170	—	3,248,170	8.4
Wellington Management Company, LLP(6)	3,225,700	—	3,225,700	8.4
FMR Corp.(7)	2,100,337	—	2,100,337	5.5
Dimensional Fund Advisors Inc.(8)	2,078,202	—	2,078,202	5.4
Willow Creek Capital Management(9)	2,001,446	—	2,001,446	5.2

*
Less than 1%.

(1)
Mr. Tullman is a limited partner in The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., and has an approximately 2.5% interest therein. His interest does not constitute beneficial ownership of any of the shares owned by this entity.

(2)
Mr. Mullen, our former Chief Financial Officer, resigned effective September 13, 2002.

(3)
Mr. Husain is a managing member of Morgan Stanley Venture Partners III, L.L.C., which is the general partner of Morgan Stanley Venture Partners III, L.P., Morgan Stanley Venture Investors III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund, L.P. (collectively, the Funds). Morgan Stanley Venture Partners III, L.P. owns 1,223,576 shares, Morgan Stanley Venture Investors III, L.P. owns 117,517 shares, The Morgan Stanley Venture Partners Entrepreneur Fund, L.P. owns 52,970 shares and Morgan Stanley Venture Capital III, Inc. owns 70,283 shares. Mr. Husain may be deemed to have beneficial ownership of the shares held by the Funds. Mr. Husain disclaims beneficial ownership of the shares held by the Funds except to the extent of this pecuniary interest therein. Mr. Husain owns 56,386 shares directly.

(4)
Liberty Partners Holdings 6, L.L.C. has shared voting and dispositive power with respect to 3,248,170 shares. Mr. Kluger is a Managing Director of Liberty Capital Partners, Inc., an affiliate of Liberty Partners Holdings 6, L.L.C. Mr. Kluger disclaims beneficial ownership of the shares held by Liberty Partners Holdings 6, L.L.C., except to the extent of his proportionate interest therein. Mr. Kluger owns 61,200 shares directly. The address for Mr. Kluger and Liberty Partners Holdings 6, L.L.C. is c/o Liberty Partners, L.P., 1370 Avenue of the Americas, New York, New York 10019.

(5)
IDX is the owner of, and has shared voting and sole dispositive power with respect to 7,483,538 of the shares. Mr. Tarrant is the Chairman of the Board of IDX. He disclaims beneficial ownership of the shares held by IDX. Mr. Tarrant owns 35,416 shares directly. The address for Mr. Tarrant and IDX is c/o IDX Systems Corporation, 40 IDX Drive, South Burlington, Vermont 05403.

(6)
Wellington Management Company, LLP does not have sole voting or investment power with respect to any of the shares it holds, has shared voting power as to 2,917,800 shares and shared dispositive power as to 3,225,700 shares. Its address is 75 State Street, Boston, Massachusetts 02109.

(7)
FMR Corp. has no voting power and sole dispositive power with respect to all of the shares. Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 2,100,337 shares of Allscripts common stock. The address for FMR Corp. and Fidelity Management & Research Company is 82 Devonshire Street, Boston, Massachusetts 02109.

(8)
Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts, collectively, the "Funds." In its role as investment advisor or manager, Dimensional has sole voting and dispositive power with respect to all of the shares, which are held by the Funds, and may be deemed to be the beneficial owner of the shares. Dimensional disclaims beneficial ownership of these shares. Dimensional's address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(9)
Willow Creek Capital Management has shared voting power and dispositive power as to all 2,001,446 shares. Its address is 300 Drakes Landing Road, Suite 230, Greenbrae, California 94904.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2002 about Allscripts common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans, including our Amended and Restated 1993 Stock Incentive Plan and our 2001 Nonstatutory Stock Option Plan. Stockholders did not approve the Nonstatutory Stock Option Plan, which is described below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,326,581	$8.12	2,014,985
Equity compensation plans not approved by security holders	2,500,875	$4.27	497,750

Total(1)	6,827,456	$6.71	2,512,735

(1)
Excludes 405,236 shares subject to options outstanding pursuant to the Channelhealth Incorporated 1999 Stock Option Plan, which we assumed in connection with our 2001 acquisition of Channelhealth. These options have a weighted-average exercise price of $30.03 per share.

2001 Nonstatutory Stock Option Plan

        The board originally adopted the Plan on January 31, 2001. The Plan was not approved by our stockholders. The Plan has been amended from time to time since its initial adoption. The Plan will terminate on January 31, 2011. Currently, the board of directors may amend or terminate the Plan at any time without stockholder approval. Under the Plan, the compensation committee may grant stock options to key individuals performing services for us, including employees (other than officers or directors), consultants and independent contractors.

        We presently have 3,000,000 shares of common stock reserved for issuance under the Plan. The number of shares underlying awards made to any one participant in a calendar year may not exceed 1,000,000 shares. The number of shares that can be issued and the number of shares subject to outstanding options may be adjusted in the event of a stock split, stock dividend, recapitalization or other similar event affecting the number of shares of our outstanding common stock.

        The compensation committee administers the Plan. Subject to the specific provisions of the Plan, the committee determines award eligibility, timing and the amount and terms of the options. The committee also interprets the Plan, establishes rules and regulations under the Plan and makes all other determinations necessary or advisable for the Plan's administration. Options under the Plan must be nonqualified stock options. The compensation committee may specify any period of time following the date of grant during which options are exercisable, so long as the exercise period is not more than 10 years. Upon exercise, the option holder may pay the exercise price in such form as the compensation committee shall provide. Unless otherwise permitted by the Internal Revenue Code and Rule 16b-3 under the Securities Exchange Act of 1934 and approved in advance by the compensation committee, an option under the Plan may not be sold, assigned or otherwise transferred during its holder's lifetime.

Item 13.    Certain Relationships and Related Transactions

        Our policy is that all transactions between us and our executive officers, directors and principal stockholders must be on terms no less favorable to us than we could obtain from unaffiliated third parties or else must be approved by our disinterested directors.

Registration Rights Agreement

        Liberty Partners Holdings 6, L.L.C., Morgan Stanley Venture Investors III, L.P., Morgan Stanley Venture Partners III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., which as of March 31, 2003 collectively held approximately 4,712,516 shares of common stock, are entitled to registration rights with respect to these shares. Under a registration rights agreement, these Morgan Stanley entities, collectively, on the one hand, and Liberty Partners Holdings 6, L.L.C., on the other hand, are each entitled to require us to register their shares of common stock three times, but not more than once in any six-month period. As of the date hereof, the Morgan Stanley entities, collectively, on the one hand, and Liberty Partners, on the other hand, had each exercised their right to require us to register their shares of common stock one time. In addition, if we propose or are required to register any of our common stock, either for our own account or for the account of other of our stockholders, we are required to notify the holders described above and, subject to certain limitations, to include in that registration all of the common stock requested to be included by those holders. We are obligated to bear the expenses, other than underwriting commissions, of all incidental registrations.

Stock Rights and Restrictions Agreement

        In connection with the Channelhealth merger transaction, we entered into a stock rights and restrictions agreement with IDX Systems Corporation, which is a significant stockholder of Allscripts, and of which Richard E. Tarrant, our Vice Chairman, is Chairman of the Board.

Allscripts Board of Directors

        Until the earlier of (1) termination of the stock rights and restrictions agreement or (2) the date that IDX and its affiliates beneficially own fewer than 25% of the Allscripts common shares issued to IDX upon completion of the Channelhealth merger, IDX is entitled to designate an individual to our board of directors. The initial IDX designee to our board was Mr. Tarrant. In addition, so long as (1) the IDX designee is Mr. Tarrant and (2) IDX and its affiliates beneficially own greater than 75% of the Allscripts common shares issued to IDX upon completion of the Channelhealth merger, Mr. Tarrant will be the sole Vice Chairman of our board, which is a non-executive position.

Limitation on Business Combination Transactions

        During the term of the stock rights and restrictions agreement, each of IDX and Allscripts has agreed not to engage in or propose any transaction referred to in the agreement as a "business combination", which means a merger, consolidation, "business combination" as defined in Section 203 of the Delaware General Corporation Law as currently in effect, compulsory share exchange or other transaction involving the other and pursuant to which the other party's voting securities are exchanged for cash, securities or other property, or any sale of all or substantially all of the assets or liquidation of the other party, including by means of a tender or exchange offer, or request or solicit any other person to engage in or propose a business combination, unless the transaction is approved by a majority of the other party's continuing directors, as defined in the agreement, or the party engaging in or proposing the transaction beneficially owns less than 5% of the other party's voting securities and has no representative on the other party's board of directors.

Limitation on Acquisition and Disposition of Voting Securities

        Without the consent of a majority of the other party's continuing directors, neither party may acquire any additional voting securities of the other, except under certain limited circumstances. In addition, the stock rights and restrictions agreement imposes certain limitations on IDX's ability to transfer beneficial ownership of its Allscripts voting securities. The stock rights and restrictions agreement also provides that if during the period from the third anniversary through the fourth anniversary of the agreement, we propose to file a registration statement under the Securities Act with respect to a primary firm commitment underwritten public offering of Allscripts common stock, IDX will have the right to "piggyback" on the offering by notifying us that IDX wants to include some or all of its Allscripts shares in the registration, subject to customary "cutback" provisions. We will pay all of the expenses of the piggyback registration, except underwriting discounts and commissions on shares sold by IDX, fees of IDX's counsel and any transfer taxes applicable to the sale of the IDX shares.

Voting of Allscripts Shares Held by IDX

        Generally the stock rights and restrictions agreement permits IDX to vote in its complete discretion on all matters voted on by Allscripts stockholders. Notwithstanding the foregoing, on certain matters IDX generally must vote all of its Allscripts shares in accordance with the recommendation of the Allscripts continuing directors; provided that, except in limited circumstances related to IDX's breach of its obligations to Allscripts, IDX is not required to vote its Allscripts shares in accordance with the recommendation if the average closing price of Allscripts stock during the 90 trading days preceding the vote is less than $14.5625. These matters are those that:

  •
  constitute a business combination involving Allscripts;

  •
  involve the acquisition by any person other than IDX or its affiliates of beneficial ownership of greater than 50% of the then outstanding Allscripts voting securities;

  •
  involve the issuance by Allscripts of its own securities for cash; or

  •
  involve any acquisition by Allscripts, whether through merger, share exchange, purchase of assets or otherwise.

IDX's Right to Participate in Securities Issuances by Allscripts

        If at any time during the term of the stock rights and restrictions agreement we plan to issue Allscripts voting securities, or securities exercisable, exchangeable for or convertible into Allscripts voting securities and, as a result, IDX's beneficial ownership of all outstanding Allscripts voting securities would be reduced to below 2% after giving effect to the proposed transaction, then we must offer to sell to IDX a number or amount of the securities proposed to be issued that, if purchased by IDX, would permit IDX and its affiliates to beneficially own a number of Allscripts voting securities determined by dividing the aggregate number of outstanding Allscripts common shares then beneficially owned by IDX by the total number of Allscripts common shares then outstanding.

Termination

        The stock rights and restrictions agreement will terminate by its terms in January 2011, but it may be terminated earlier as follows:

  •
  by mutual written consent of IDX and us; or

  •
  by IDX if we file for bankruptcy, or another person commences a bankruptcy proceeding against us and the proceeding is not dismissed or stayed within 60 days, or if an order for relief under a bankruptcy law is entered against Allscripts.

Strategic Alliance Agreement

        Upon completion of the Channelhealth merger transaction, we entered into a strategic alliance agreement with IDX.

Marketing of Channelhealth Products

        The strategic alliance agreement provides for a ten-year strategic alliance under which Allscripts and IDX will cooperate to develop and market Channelhealth products pursuant to a development plan to be updated at least quarterly during the term of the alliance. Each of Allscripts and IDX are required to develop connectivity between their respective products to facilitate data exchange and ease of use. The parties are required to compensate and motivate their sales forces to sell our products to IDX customers and prospects.

Marketing Restrictions

        During the term of the alliance, each party, subject to certain exceptions, is prohibited from entering into any relationship or arrangement with direct competitors of the other party to develop or provide competitive products other than those currently marketed by such party. Either party may terminate the marketing restrictions to which it is subject upon the occurrence of a material adverse change in the business, properties, results of operations or condition (financial or otherwise) of the other party (other than changes that are the result of economic factors affecting the economy as a whole or changes that are the result of factors generally affecting the specific industry or markets in which the party competes).

Compensation

        Allscripts and IDX are entitled to agreed upon revenue sharing for sales of each other's products. In 2002, we paid IDX $894,317 pursuant to this obligation. In addition, we lease office space from IDX, and in 2002 we paid IDX $514,114 for the lease of the office space and use of the facility's infrastructure. During 2002, IDX paid us $801,349 related to marketing sponsorships, revenue sharing and miscellaneous expense reimbursements under the Strategic Alliance Agreement.

Change of Control

        If during the term of the alliance, a change of control occurs with respect to either party with a direct competitor of the other party, the party undergoing the change of control will be subject to certain revenue sharing obligations with the other party and, upon the termination of the Strategic Alliance Agreement, must deliver all source code for Allscripts products to the other party.

Termination of Alliance

        Either party may terminate the alliance in the event the other party becomes insolvent or if the other party has defaulted under or breached any material term of the strategic alliance agreement and has not cured the default or breach within 120 days after it occurs.

Amended and Restated Cross License and Software Maintenance Agreement

        In connection with the Channelhealth merger transaction, Channelhealth and IDX entered into an amended and restated cross license and software maintenance agreement.

Cross License

        The amended and restated cross license and software maintenance agreement provides for, in the case of IDX, the granting of a perpetual, non-exclusive, non-cancelable and non-terminable, fully paid-up license to Channelhealth permitting Channelhealth to copy, use, display, perform, adopt, modify and maintain certain IDX software applications and related intellectual property rights, and create derivative works with regard to the software, for the purpose of merging IDX software with Allscripts' products and to market and sublicense IDX software in connection with the marketing of those products and, in the case of Channelhealth, the granting of a perpetual, non-exclusive, non-cancelable and non-terminable, fully paid-up license to IDX permitting IDX to copy, use, display, perform, market, sublicense, transmit, create and own derivative works and to distribute certain Channelhealth software applications and related intellectual property rights in connection with IDX's "Patient Channel" business.

Termination

        In the event that the strategic alliance agreement between Allscripts and IDX is terminated or not renewed, the license granted by IDX to Channelhealth will terminate with respect to certain IDX technologies developed by IDX and incorporated by IDX into IDX software, except as used by Channelhealth to create or maintain compatibility or connectivity between Allscripts products and IDX products.

Certain Business Relationships

        In 2002, we retained the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Philip D. Green, one of our directors, is currently a partner. In 2002, we paid Akin, Gump fees of $13,867.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2003.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
By:	/s/ WILLIAM J. DAVIS William J. Davis Chief Financial Officer

Certification of Chief Executive Officer

I, Glen E. Tullman, certify that:

        1.    I have reviewed this amendment to annual report on Form 10-K/A of Allscripts Healthcare Solutions, Inc.;

        2.    Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

        3.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to annual report (the "Evaluation Date"); and

          c.    presented in this amendment to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        4.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        5.    The registrant's other certifying officers and I have indicated in this amendment to annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ GLEN E. TULLMAN Chief Executive Officer

Certification of Chief Financial Officer

I, William J. Davis, certify that:

        1.    I have reviewed this amendment to annual report on Form 10-K/A of Allscripts Healthcare Solutions, Inc.;

        2.    Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

        3.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to annual report (the "Evaluation Date"); and

          c.    presented in this amendment to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        4.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        5.    The registrant's other certifying officers and I have indicated in this amendment to annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: April 24, 2003	/s/ WILLIAM J. DAVIS Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE REGARDING AMENDED 10-K
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
SIGNATURES