Form 10-Q
period 2003-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2003-05-09
CIK 1124804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X           NO___

Indicate by check mark (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X    No ___

As of April 30, 2003, there were 38,440,520 shares of the Registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION Page

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .......................................................... 7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...................................................................................................... 11

Item 4.	Controls and Procedures ................................................................................................................................................................... 11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K ................................................................................................................................................... 12

SIGNATURES	... 13

Certification of	Chief Executive Officer...................................................................................................................................................................... 14

Certification of	Chief Financial Officer....................................................................................................................................................................... 15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
	March 31,	December 31,
	2003	2002
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$18,234	$17,247
Marketable securities	7,044	19,117
Accounts receivable, net of allowances of $3,853 at March 31, 2003 and $3,876 at December 31, 2002	16,029	18,659
Other receivables	675	747
Inventories	3,507	3,988
Prepaid expenses	2,796	2,860
Other current assets	550	477
Total current assets	48,835	63,095

Long-term marketable securities	41,354	28,922
Fixed assets, net	3,656	4,384
Software development costs, net	2,667	2,676
Intangible assets, net	3,934	4,060
Goodwill	733	733
Other assets	487	483
Total assets	$101,666	$ 104,353

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,702	$4,488
Accrued expenses	3,414	3,583
Accrued compensation	1,080	2,611
Accrued restructuring and other charges	723	1,140
Deferred revenue	6,837	6,547
Total current liabilities	17,756	18,369

Other non-current liabilities	181	163
Total liabilities	17,937	18,532

Preferred stock: Undesignated, $0.01 par value, 1,000 shares authorized, no
shares issued and outstanding at March 31, 2003 and December 31, 2002	-	-
Common stock:
$0.01 par value, 150,000 shares authorized, 38,441 shares issued and outstanding at March 31, 2003; 38,427 shares issued and
outstanding at December 31, 2002	385	385
Additional paid-in capital	638,694	638,694
Unearned compensation	-	(78)
Accumulated deficit	(555,645)	(553,539)
Accumulated other comprehensive income	295	359
Total stockholders' equity	83,729	85,821
Total liabilities and stockholders' equity	$101,666	$104,353

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2003	2002
	(Unaudited)
Revenue:
Prepackaged medications	$12,118	$12,479
Software and related services	5,796	4,439
Information services	2,116	1,855
Total revenue	20,030	18,773
Cost of revenue:
Prepackaged medications	9,449	10,228
Software and related services	3,527	3,904
Information services	866	819
Total cost of revenue	13,842	14,951
Gross profit	6,188	3,822

Selling, general and administrative expenses	8,552	10,425
Amortization of intangible assets	134	138
Loss from operations	(2,498)	(6,741)

Interest and other income, net	392	717
Loss before income taxes	(2,106)	(6,024)

Provision for income tax	-	-
Net loss	($2,106)	($6,024)

Net loss per share - basic and diluted	($0.05)	($0.16)

Weighted-average shares of common stock outstanding
used in computing net loss per share - basic and diluted	38,440	38,072

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	($2,106)	($6,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,371	1,550
Non-cash compensation expense	78	82
Realized (gain) loss on investments	9	(1)
Provision for doubtful accounts	88	202
Changes in assets and liabilities:
Accounts receivable	2,542	(2,259)
Other receivables	72	(550)
Inventories	427	939
Prepaid expenses and other assets	13	542
Accounts payable	1,214	(575)
Accrued expenses	(108)	208
Accrued compensation	(1,531)	(1,044)
Accrued restructuring and other charges	(417)	(866)
Deferred revenue	290	(106)
Other non-current liabilities	18	-
Net cash provided by (used in) operating activities	1,960	(7,902)

Cash flows from investing activities:
Capital expenditures	(221)	(290)
Purchase of marketable securities	(13,528)	(14,091)
Maturities of marketable securities	13,096	8,441
Capitalized software and website development costs	(259)	(106)
Net cash used in investing activities	(912)	(6,046)

Cash flows from financing activities:
Payment of capital lease obligations	(61)	(52)
Proceeds from issuance of common stock, net of transaction costs	-	1,993
Net cash provided by (used in) financing activities	(61)	1,941
Net increase (decrease) in cash and cash equivalents	987	(12,007)
Cash and cash equivalents, beginning of period	17,247	34,124
Cash and cash equivalents, end of period	$18,234	$22,117

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$15

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiary (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The quarterly financial information presented herein should be read in conjunction with Allscripts' audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The balance sheet as of December 31, 2002, was derived from Allscripts' audited financial statements. The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2. Revenue Recognition

Revenue from software licensing arrangements where the service element is considered essential to the functionality of the other elements of the arrangement is accounted for under American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts." Allscripts recognizes revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized as amounts become due and payable.

Prior to January 1, 2003, Allscripts' previously-disclosed policy was to recognize revenue on an output basis as contract milestones were reached. Allscripts has concluded that the input basis more closely reflects the revenue earnings process in accordance with generally accepted accounting principles. Allscripts recognized approximately $400 less revenue in the first quarter of 2003 under the input basis as compared to the output basis in that same period.

As of March 31, 2003, there was $1,006 of revenue earned on contracts in excess of billings and $3,752 of billings in excess of revenue earned on contracts in progress. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

3. Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended
	March 31,
	2003	2002
Net loss	($2,106)	($6,024)
Other comprehensive income: Unrealized loss on marketable securities, net of taxes	(64)	(153)
Comprehensive loss	($2,170)	($6,177)

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

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Restructuring

  Workforce reduction

   The restructuring plan contemplated the termination of approximately 230 employees across all business functions, of which 227 were terminated as of March 31, 2003. As part of the restructuring charge, Allscripts recorded a workforce reduction charge in 2001 of $3,317 consisting primarily of severance and related benefits, which will be paid out over time. During 2002, an additional charge of $186 was recorded to satisfy the estimated remaining obligations as part of the workforce reduction.

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

  Executive departure

  Allscripts recorded a charge in 2002 of $414 for severance costs in connection with the departure of the former chief financial officer.

A summary of the activity and balances of the restructuring and other charges reserve accounts is outlined as follows:

	Balance at December 31, 2002	Cash Payments	Balance at March 31, 2003

Restructuring
Workforce reduction	$479	$353	$126
Termination of agreements	311	-	311

Subtotal	790	353	437
Other charges
Executive departure	350	64	286

Total	$1,140	$417	$723

5. Net Loss Per Share

Allscripts accounts for net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic loss per share is computed by dividing the net loss by the weighted average shares of outstanding common stock. For purposes of calculating diluted loss per share, the denominator includes both the weighted average shares of common stock and dilutive common stock equivalents.

In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented. Antidilutive potential common stock securities excluded from the diluted loss per share computation consisted of 7,075 and 8,398 options and 3 and 3 warrants at March 31, 2003 and 2002, respectively.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

6. Stock-Based Compensation Cost

Allscripts applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As allowed by SFAS No. 123, Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans.

Had Allscripts elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net loss and net loss per share would have been increased as follows for the three months ended March 31:

	2003	2002
Net loss, as reported	($2,106)	($6,024)
Stock-based compensation cost included in net loss, as reported	78	82
Stock-based compensation cost	(4,676)	(4,760)
Pro forma net loss	($6,704)	($10,702)
Net loss per share-basic and diluted, as reported	($0.05)	($0.16)
Pro forma net loss per share-basic and diluted	($0.17)	($0.28)

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

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services segment derives its revenue from the sale and service of software that provides point-of-care decision support solutions and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. Allscripts does not allocate corporate expenses, interest income, interest expense, other income or income tax benefit to its operating segments. Allscripts does not report its assets by segment. Prior to 2003, Allscripts allocated all corporate operating expenses to its operating segments. In 2003, Allscripts discontinued its practice of allocating all corporate operating expenses to its operating segments. Accordingly, 2002 segment results have been restated to reflect the 2003 presentation.

	For the Three Months Ended
	March 31,
	2003	2002
Revenue:
Prepackaged medications	$12,118	$12,479
Software and related services	5,796	4,439
Information services	2,116	1,855
Total revenue	$20,030	$18,773
Profit (loss) from operations:
Prepackaged medications	$2,151	$1,819
Software and related services	(1,886)	(4,641)
Information services	642	343
Unallocated corporate expenses	(3,405)	(4,262)
Loss from operations	(2,498)	(6,741)
Net interest and other income	392	717
Loss before income taxes	($2,106)	($6,024)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands)

Overview

Allscripts Healthcare Solutions is a leading provider of clinical software and information solutions for physicians. Our key offerings fall into three business segments. Our software and services segment is comprised primarily of our TouchWorksTM software business. TouchWorks is a modular electronic medical record (mEMRTM) designed to enhance physician productivity using a wireless handheld device, Tablet PC, or desktop workstation to automate the most common physician activities. Our information services segment is comprised primarily of our Physicians InteractiveTM (PI) business. PI links physicians with pharmaceutical companies and medical suppliers using interactive education sessions to provide product information to the physician. Finally, our prepackaged medications segment is comprised of our Allscripts DirectTM business. Allscripts Direct provides point-of-care medication, and medical supply management solutions for physicians.

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

In July 2001, we announced and began implementation of a restructuring plan to realign our organization; prioritize our initiatives around the high-growth areas of our business; focus on profitability; reduce operating expenses; improve efficiencies in light of the aforementioned acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan included workforce and overhead reduction, and the termination of certain strategic agreements and unprofitable customer contracts. As a result of the restructuring plan, we recorded restructuring and other charges of $4,370 and $4,266, respectively, during the third quarter of 2001. In addition, certain events and changes in circumstances caused us to conduct a review of the carrying value of our goodwill and purchased intangible assets. These events included the restructuring plan, the business climate, which generated valuation declines of enterprises in our industry, and the failure of certain assets to generate the cash flows that were projected at the time of acquisition. As a result of this review, we recorded an asset impairment charge of $354,984 during 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

We currently organize our business around the three aforementioned segments: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services derives its revenue from the sale and service of software that provides point-of-care decision support solutions and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions.

The composition of our revenue is as follows (unaudited):

	2003	2002

	March 31,	March 31,	June 30,	Sept. 30,	Dec. 31,

Prepackaged medications	$12,118	$12,479	$12,480	$12,799	$11,540
Software and related services	5,796	4,439	5,018	4,819	5,645
Information services	2,116	1,855	2,596	2,388	2,744

Total revenue	$20,030	$18,773	$20,094	$20,006	$19,929

Cost of revenue for the prepackaged medications segment consists primarily of the cost of the prepackaged medications, the salaries, bonuses and benefits for the repackaging personnel, shipping costs, repackaging facility and other costs. Cost of revenue for the software and related services segment consists primarily of the salaries, bonuses and benefits of our billable professionals, third party software costs, hardware cost, capitalized software amortization and other direct engagement costs. Cost of revenue for the information services segment consists primarily of salaries, bonuses and benefits of our program management and program development personnel, costs to recruit physicians and other program management costs.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, facilities costs, depreciation and amortization, general operating expenses, non-capitalized product development expenses, and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Prepackaged Medications

Prepackaged medications revenue decreased by 2.9%, or $361, from $12,479 for the three months ended March 31, 2002 to $12,118 for the same period in 2003. The decrease reflects a decrease in the volume of prepackaged medications sold, partially offset by an increase in the average selling prices of medications sold, due primarily to general price inflation.

Gross profit for prepackaged medications for the three months ended March 31, 2003 increased by 18.6%, or $418, from $2,251 in 2002 to $2,669 in 2003. Gross profit as a percentage of revenue for the three months ended March 31, 2003 was 22.0% compared with 18.0% for the same period in 2002. The increase for both gross profit and gross profit as a percentage of revenue was primarily due to more favorable buying arrangements with suppliers.

Operating expenses for prepackaged medications for the three months ended March 31, 2003 increased by 19.9%, or $86, from $432 in 2002 to $518 in 2003. The increase was primarily due to increased sales and service expenditures.

Software and Related Services

Software and related services revenue for the three months ended March 31, 2003 increased by 30.6%, or $1,357, from $4,439 in 2002 to $5,796 in 2003. The increase reflects an increase in sales and services of our integrated content and clinical workflow products.

Gross profit for software and related services increased by 324.1%, or $1,734, from $535 in the first quarter of 2002 to $2,269 in the first quarter of 2003. Gross profit as a percentage of revenue increased to 39.1% in the first quarter of 2003 from 12.1% in the same period in 2002. The increase in both gross profit and gross profit as a percentage of revenue resulted from the increase in revenue while simultaneously reducing our costs of implementation, training, and support by realizing improved efficiencies in those processes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

Operating expenses for software and related services for the three months ended March 31, 2003 decreased by 19.7%, or $1,021, from $5,176 in 2002 to $4,155 in 2003. Operating expenses were lower as a result of workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, and our decision to focus sales and service efforts on larger physician practices. During the three months ended March 31, 2003 and 2002, we capitalized $224 and $106, respectively, of software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

Information Services

Information services revenue increased by 14.1%, or $261, from $1,855 in the first quarter of 2002 to $2,116 in 2003. The increase in information services revenue reflects an increase in the number of interactive physician education programs sold and completed.

Gross profit for information services for the three months ended March 31, 2003 increased 20.7%, or $214, from $1,036 in 2002 to $1,250 in 2003. Gross profit as a percentage of revenue increased to 59.1% for the first quarter of 2003 from 55.8% in the same period in 2002. The increase for both gross profit and gross profit as a percentage of revenue was due to improved efficiencies in the program development and physician recruitment processes.

Operating expenses for information services for the three months ended March 31, 2003 decreased by 12.3%, or $85, from $693 in 2002 to $608 in 2003. The decrease was primarily due to reduced marketing efforts in emerging markets.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended March 31, 2003 decreased by 20.1%, or $857, from $4,262 in 2002 to $3,405 in 2003. The decrease was a result of workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, lower facility-related costs in 2003, and a lower provision for doubtful accounts in 2003 due to a decrease in accounts receivable.

Interest and Other Income

Interest and other income for the three months ended March 31, 2003 was $392 as compared to $717 for the same period in the prior year. The decrease is primarily due to lower interest income related to a lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments during 2003.

Liquidity and Capital Resources

At March 31, 2003, our principal sources of liquidity consisted of $18,234 of cash and cash equivalents and $48,398 of marketable securities for a total of $66,632 in cash, cash equivalents and marketable securities. At March 31, 2003, we had working capital of $31,079 and an accumulated deficit of $555,645.

Net cash provided by operating activities was $1,960 for the three months ended March 31, 2003. Accounts receivable decreased by $2,542 during the three months ended March 31, 2003, primarily due to strong collections. Accrued compensation decreased by $1,531 during the three months ended March 31, 2003, as a result of the payment during the quarter of 2002 annual compensation commitments. Accounts payable increased by $1,214 during the three months ended March 31, 2003, as a result of timing related to payments to large suppliers and leveraging favorable payment terms. The net loss for the quarter of $2,106 was partially offset by non-cash charges of $1,546. All other operating activities contributed $295 to the cash provided by operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

Net cash used in investing activities was $912 for the three months ended March 31, 2003. Cash used in investing activities resulted primarily from net purchases of marketable securities of $432. In addition, we capitalized software and website development costs of $259. Also, capital expenditures were $221 for the three months ended March 31, 2003 as a result of capital outlays to support the future growth of our business. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the range of $250 to $500 per quarter in the ordinary course of business.

The following table summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Remainder of 2003	2004-2005	2006-2007	2008+

Contractual obligations:
Non-cancelable capital leases	$129	$129	$-	$-	$-
Non-cancelable operating leases	5,632	724	1,935	1,658	1,315
Marketing programs	350	350	-	-	-

Total contractual cash obligations	$6,111	$1,203	$1,935	$1,658	$1,315

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

A full discussion of all critical accounting policies is included in the Management's Discussion and Analysis Section of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. As of March 31, 2003, we had cash, cash equivalents and marketable securities in financial instruments of $66,632. Maturities range from less than one month to approximately 29 years, but average less than two years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2003, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $666.

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

None

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

Date: May 9, 2003

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

Date: May 9, 2003                                                        /s/ Glen E. Tullman
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

Date: May 9, 2003                                                        /s/ William J. Davis
                                                                                                Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	References
2.1	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.3	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000
2.4	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000
2.5	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions,Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no.333-49568)
3.4	Bylaws of Allscripts Healthcare Solutions, Inc.(formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
99.1	Certification of Chief Executive Officer and Chief Financial Officer