Form 10-Q
period 2003-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2003-08-14
CIK 1124804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 38,596,072 shares of the Registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION Page

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .......................................................... 8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...................................................................................................... 11

Item 4.	Controls and Procedures ................................................................................................................................................................... 11

PART II.	OTHER INFORMATION

Item 4.	Submissions of Matters to a Vote of Security Holders ................................................................................................................... 12

Item 6.	Exhibits and Reports on Form 8-K ................................................................................................................................................... 12

SIGNATURES	... 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
	June 30,	December 31,
	2003	2002
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$17,974	$17,247
Marketable securities	7,695	19,117
Accounts receivable, net of allowances of $3,704 at June 30, 2003 and $3,876 at December 31, 2002	14,819	18,659
Other receivables	525	747
Inventories	3,410	3,988
Prepaid expenses	2,707	2,860
Other current assets	555	477
Total current assets	47,685	63,095

Long-term marketable securities	41,322	28,922
Fixed assets, net	2,958	4,384
Software development costs, net	2,862	2,676
Intangible assets, net	3,808	4,060
Goodwill	733	733
Other assets	478	483
Total assets	$99,846	$ 104,353

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,805	$4,488
Accrued expenses	3,461	3,583
Accrued compensation	1,393	2,611
Accrued restructuring and other charges	595	1,140
Deferred revenue	6,751	6,547
Total current liabilities	18,005	18,369

Other non-current liabilities	200	163
Total liabilities	18,205	18,532

Preferred stock: Undesignated, $0.01 par value, 1,000 shares authorized, no
shares issued and outstanding at June 30, 2003 and December 31, 2002	-	-
Common stock:
$0.01 par value, 150,000 shares authorized, 38,505 shares issued and outstanding at June 30, 2003; 38,427 shares issued and
outstanding at December 31, 2002	385	385
Additional paid-in capital	638,751	638,694
Unearned compensation	-	(78)
Accumulated deficit	(557,716)	(553,539)
Accumulated other comprehensive income	221	359
Total stockholders' equity	81,641	85,821
Total liabilities and stockholders' equity	$99,846	$104,353

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Unaudited)
Revenue:
Prepackaged medications	$11,170	$12,480	$23,288	$24,959
Software and related services	6,020	5,018	11,816	9,457
Information services	2,480	2,596	4,596	4,451
Total revenue	19,670	20,094	39,700	38,867
Cost of revenue:
Prepackaged medications	8,704	10,102	18,153	20,330
Software and related services	3,432	4,175	6,959	8,079
Information services	1,017	847	1,883	1,666
Total cost of revenue	13,153	15,124	26,995	30,075
Gross profit	6,517	4,970	12,705	8,792

Selling, general and administrative expenses	8,804	9,577	17,356	20,002
Amortization of intangible assets	134	134	268	272
Loss from operations	(2,421)	(4,741)	(4,919)	(11,482)

Interest and other income, net	350	779	742	1,496
Loss before income taxes	(2,071)	(3,962)	(4,177)	(9,986)

Provision for income tax	-	-	-	-
Net loss	($2,071)	($3,962)	($4,177)	($9,986)

Net loss per share - basic and diluted	($0.05)	($0.10)	($0.11)	($0.26)

Weighted-average shares of common stock outstanding
used in computing net loss per share - basic and diluted	38,457	38,422	38,449	38,248

The accompanying notes are an integral part of these consolidated financial statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	($4,177)	($9,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,546	3,088
Non-cash compensation expense	78	164
Realized (gain) loss on investments	17	(96)
Provision for doubtful accounts	183	411
Changes in assets and liabilities:
Accounts receivable	3,657	(4,080)
Other receivables	222	(90)
Inventories	540	1,884
Prepaid expenses and other assets	119	149
Accounts payable	1,317	(158)
Accrued expenses	8	(392)
Accrued compensation	(1,218)	(421)
Accrued restructuring and other charges	(545)	(1,183)
Deferred revenue	204	67
Other non-current liabilities	37	(8)
Net cash provided by (used in) operating activities	2,988	(10,651)

Cash flows from investing activities:
Capital expenditures	(342)	(1,072)
Purchase of marketable securities	(28,501)	(19,676)
Maturities of marketable securities	27,368	17,257
Capitalized software and website development costs	(713)	(744)
Net cash used in investing activities	(2,188)	(4,235)

Cash flows from financing activities:
Payment of capital lease obligations	(130)	(106)
Proceeds from issuance of common stock, net of transaction costs	57	2,012
Net cash provided by (used in) financing activities	(73)	1,906
Net increase (decrease) in cash and cash equivalents	727	(12,980)
Cash and cash equivalents, beginning of period	17,247	34,124
Cash and cash equivalents, end of period	$17,974	$21,144

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16	$28

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiary (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The quarterly financial information presented herein should be read in conjunction with Allscripts' audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The consolidated balance sheet as of December 31, 2002, was derived from Allscripts' audited financial statements. The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2. Revenue Recognition

As of June 30, 2003, there was $1,053 of revenue earned on contracts in excess of billings and $4,027 of billings in excess of revenue earned on contracts in progress. Billings on contracts where revenue has been earned in excess of billings are expected to occur in accordance with the contract terms.

3. Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three and six months ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss	($2,071)	($3,962)	($4,177)	($9,986)
Other comprehensive income: Unrealized gain (loss) on marketable securities, net of taxes	(74)	95	(138)	(58)
Comprehensive loss	($2,145)	($3,867)	($4,315)	($10,044)

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

Restructuring

Workforce reduction

The restructuring plan contemplated the termination of 232 employees across all business functions, of which 230 were terminated as of June 30, 2003. As part of the restructuring charge, Allscripts recorded a workforce reduction charge in 2001 of $3,317 consisting primarily of severance and related benefits, which will be paid out over time. During 2002, an additional charge of $186 was recorded to satisfy the estimated remaining obligations as part of the workforce reduction.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Termination of agreements

Allscripts recorded a charge of $1,053 in 2001 related to the termination of certain agreements and non-cancelable leases that were originally expected to increase product distribution and enhance product offerings. The charge includes estimated payments for the early termination of these agreements, all of which have been terminated, except the lease agreements, which will expire in January 2006.

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

Executive departure

Allscripts recorded a charge in 2002 of $414 for severance costs in connection with the departure of the former chief financial officer.

A summary of the activity and balances of the accrued restructuring and other charges is outlined as follows:

	Balance at December 31, 2002	Cash Payments	Balance at June 30, 2003

Restructuring
Workforce reduction	$479	$417	$62
Termination of agreements	311	-	311

Subtotal	790	417	373
Other charges
Executive departure	350	128	222

Total	$1,140	$545	$595

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

In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented. Antidilutive potential common stock securities excluded from the diluted loss per share computation consisted of 9,921 and 8,283 options and 3 and 3 warrants at June 30, 2003 and 2002, respectively.

6. Stock-Based Compensation Cost

Allscripts applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Had Allscripts elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net loss and net loss per share would have been increased as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss, as reported	($2,071)	($3,962)	($4,177)	($9,986)
Stock-based compensation cost included in net loss, as reported	-	82	78	164
Stock-based compensation cost	(4,607)	(4,795)	(9,205)	(9,556)
Pro forma net loss	($6,678)	($8,675)	($13,304)	($19,378)
Net loss per share-basic and diluted, as reported	($0.05)	($0.10)	($0.11)	($0.26)
Pro forma net loss per share-basic and diluted	($0.17)	($0.23)	($0.35)	($0.51)

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

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services segment derives its revenue from the sale and service of software that provides point-of-care decision support solutions and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. Allscripts does not allocate corporate expenses, interest income, interest expense, other income or income taxes to its operating segments. Allscripts does not report its assets by segment. Prior to 2003, Allscripts allocated all corporate operating expenses to its operating segments. In 2003, Allscripts discontinued its practice of allocating all corporate operating expenses to its operating segments. Accordingly, 2002 segment results have been restated to reflect the 2003 presentation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenue:
Prepackaged medications	$11,170	$12,480	$23,288	$24,959
Software and related services	6,020	5,018	11,816	9,457
Information services	2,480	2,596	4,596	4,451
Total revenue	$19,670	$20,094	$39,700	$38,867
Profit (loss) from operations:
Prepackaged medications	$2,018	$1,939	$4,169	$3,758
Software and related services	(1,592)	(3,096)	(3,478)	(7,737)
Information services	750	1,026	1,392	1,369
Unallocated corporate expenses	(3,597)	(4,610)	(7,002)	(8,872)
Loss from operations	(2,421)	(4,741)	(4,919)	(11,482)
Net interest and other income	350	779	742	1,496
Loss before income taxes	($2,071)	($3,962)	($4,177)	($9,986)

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollar and share amounts in thousands, except per-share amounts)

8. Subsequent Events

On July 16, 2003, Allscripts announced an agreement to acquire Advanced Imaging Concepts, Inc. (AIC), a leading provider of document imaging, scanning and management software for healthcare providers. Pursuant to the agreement, Allscripts agreed to acquire all outstanding shares of AIC common stock and common stock equivalents for $18,000, payable in cash and by the assumption of a portion of outstanding AIC stock options. The transaction closed on August 1, 2003.

On July 16, 2003, Allscripts also announced an agreement to acquire assets of RxCentric Inc., a leading provider of technology-enabled sales and marketing solutions for the pharmaceutical industry. Pursuant to the agreement, Allscripts agreed to acquire substantially all of the assets of RxCentric for $4,500 in cash and assumed liabilities and additional contingent consideration of up to $1,750 if certain performance targets are met during the year following the close. The transaction closed on August 8, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands)

Overview

Allscripts Healthcare Solutions is a leading provider of clinical software and information solutions for physicians. Our key offerings fall into three business segments. Our software and services segment is comprised primarily of our TouchWorks™ software business. TouchWorks is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a wireless handheld device, Tablet PC, or desktop workstation to automate the most common physician activities. Our information services segment is comprised primarily of our Physicians Interactive™ (PI) business. PI links physicians with pharmaceutical companies and medical suppliers using interactive education sessions to provide product information to the physician. Finally, our prepackaged medications segment is comprised of our Allscripts Direct™ business. Allscripts Direct provides point-of-care medication, and medical supply management solutions for physicians.

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

The composition of our revenue is as follows (unaudited) for the quarter ended:

	2002				2003

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,

Prepackaged medications	$12,479	$12,480	$12,799	$11,540	$12,118	$11,170
Software and related services	4,439	5,018	4,819	5,645	5,796	6,020
Information services	1,855	2,596	2,388	2,744	2,116	2,480

Total revenue	$18,773	$20,094	$20,006	$19,929	$20,030	$19,670

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

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Prepackaged Medications

Prepackaged medications revenue decreased by 10.5%, or $1,310, from $12,480 for the three months ended June 30, 2002 to $11,170 for the same period in 2003. Prepackaged medications revenue decreased by 6.7%, or $1,671, from $24,959 for the six months ended June 30, 2002 to $23,288 for the same period in 2003. The decrease in both periods reflects a decrease in the volume of prepackaged medications sold related to the termination of several less-profitable customer relationships, the bankruptcy of a large customer, and lower revenue from occupational health customers, which tend to be more sensitive to general economic trends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

Gross profit for prepackaged medications for the three months ended June 30, 2003 increased by 3.7%, or $88, from $2,378 in 2002 to $2,466 in 2003. Gross profit for prepackaged medications for the six months ended June 30, 2003 increased by 10.9%, or $506, from $4,629 in 2002 to $5,135 in 2003. Gross profit as a percentage of revenue for the three months ended June 30, 2003 was 22.1% compared with 19.1% for the same period in 2002. Gross profit as a percentage of revenue for the six months ended June 30, 2003 was 22.0% compared with 18.5% for the same period in 2002. The increase in both gross profit and gross profit as a percentage of revenue in both periods was primarily due to more favorable buying arrangements with suppliers as well as the elimination of less-profitable customer relationships.

Operating expenses for prepackaged medications for the three months ended June 30, 2003 increased by 2.1%, or $9, from $439 in 2002 to $448 in 2003. Operating expenses for prepackaged medications for the six months ended June 30, 2003 increased by 10.9%, or $95, from $871 in 2002 to $966 in 2003. The increase for the six months ended June 30, 2003 was primarily due to increased sales and service expenditures.

Software and Related Services

Software and related services revenue for the three months ended June 30, 2003 increased by 20.0%, or $1,002, from $5,018 in 2002 to $6,020 in 2003. Software and related services revenue for the six months ended June 30, 2003 increased by 24.9%, or $2,359, from $9,457 in 2002 to $11,816 in 2003. The increases reflect an increase in the implementation of our integrated content and clinical workflow products.

Gross profit for software and related services increased by 207.0%, or $1,745, from $843 in the second quarter of 2002 to $2,588 in the second quarter of 2003. Gross profit for software and related services increased by 252.5%, or $3,479, from $1,378 in the first half of 2002 to $4,857 in the first half of 2003. Gross profit as a percentage of revenue increased to 43.0% in the second quarter of 2003 from 16.8% in the same period in 2002. Gross profit as a percentage of revenue increased to 41.1% in the first half of 2003 from 14.6% in the same period in 2002. The increase in both gross profit and gross profit as a percentage of revenue resulted from the increase in revenue combined with the simultaneous reduction of our costs of implementation, training, and support by realizing improved efficiencies in those processes.

Operating expenses for software and related services for the three months ended June 30, 2003 increased by 6.1%, or $241, from $3,939 in 2002 to $4,180 in 2003. The increase in operating expenses was primarily the result of higher marketing expenditures in 2003 as compared to 2002, as more of the 2002 expenses were offset by vendor sponsorships. In addition, during the three months ended June 30, 2003, we capitalized $432 of software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," compared to $638 during the same period in 2002.

Operating expenses for software and related services for the six months ended June 30, 2003 decreased by 8.6%, or $780, from $9,115 in 2002 to $8,335 in 2003. The decrease in operating expenses was primarily the result of workforce reductions that took place in the first half of 2002 aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, and our decision to focus sales and service efforts on larger physician practices, offset by higher marketing expenditures in 2003 as compared to 2002, as the 2002 expenses were subsidized by vendor sponsorships. During the six months ended June 30, 2003 and 2002, we capitalized $657 and $744, respectively of software development costs pursuant to SFAS No. 86.

Information Services

Information services revenue decreased by 4.5%, or $116, from $2,596 in the second quarter of 2002 to $2,480 in 2003. Information services revenue increased by 3.3%, or $145, from $4,451 in the first half of 2002 to $4,596 in 2003. The increase in information services revenue in both periods reflects an increase in the number of interactive physician education programs sold and completed.

Gross profit for information services for the three months ended June 30, 2003 decreased 16.4%, or $286, from $1,749 in 2002 to $1,463 in 2003. Gross profit for information services for the six months ended June 30, 2003 decreased 2.6%, or $72, from $2,785 in 2002 to $2,713 in 2003. Gross profit as a percentage of revenue decreased to 59.0% for the second quarter of 2003 from 67.4% in the same period in 2002. Gross profit as a percentage of revenue decreased to 59.0% for the first half of 2003 from 62.6% in the same period in 2002. The decreases of gross profit and gross profit as a percentage of revenue in both periods were due to a lower mix of higher-margin project development revenue in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

Operating expenses for information services for the three months ended June 30, 2003 decreased by 1.4%, or $10, from $723 in 2002 to $713 in 2003. Operating expenses for information services for the six months ended June 30, 2003 decreased by 6.7%, or $95, from $1,416 in 2002 to $1,321 in 2003. The decrease was primarily due to reduced marketing efforts in emerging markets, offset by increased spending in sales and development in our Physicians Interactive unit.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended June 30, 2003 decreased by 22.0%, or $1,013, from $4,610 in 2002 to $3,597 in 2003. Unallocated corporate expenses for the six months ended June 30, 2003 decreased by 21.1%, or $1,870, from $8,872 in 2002 to $7,002 in 2003. The decrease in both periods was a result of workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, lower facility-related costs in 2003, and a lower provision for doubtful accounts in 2003 due to a decrease in overall accounts receivable.

Interest and Other Income

Interest and other income for the three months ended June 30, 2003 was $350 as compared to $779 for the same period in the prior year. Interest and other income for the six months ended June 30, 2003 was $742 as compared to $1,496 for the same period in the prior year. The decrease is primarily due to lower interest income related to a lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments during 2003.

Liquidity and Capital Resources

At June 30, 2003, our principal sources of liquidity consisted of $17,974 of cash and cash equivalents and $49,017 of marketable securities for a total of $66,991 in cash, cash equivalents and marketable securities. At June 30, 2003, we had working capital of $29,680 and an accumulated deficit of $557,716.

Net cash provided by operating activities was $2,988 for the six months ended June 30, 2003. Accounts receivable decreased by $3,657 during the six months ended June 30, 2003, due to strong collections. Accounts payable increased by $1,317 during the six months ended June 30, 2003, as a result of timing related to payments to large suppliers and leveraging favorable payment terms. Accrued compensation decreased by $1,218 during the six months ended June 30, 2003, as a result of the payment of 2002 annual compensation commitments. The net loss for the first half of 2003 was $4,177, which was partially offset by non-cash charges of $2,824. All other operating activities contributed $585 to the cash provided by operations.

Net cash used in investing activities was $2,188 for the six months ended June 30, 2003. Cash used in investing activities resulted primarily from net purchases of marketable securities of $1,133. In addition, we capitalized software and website development costs of $713. Also, capital expenditures were $342 for the six months ended June 30, 2003 as a result of capital outlays to support the future growth of our business. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the range of $250 to $500 per quarter in the ordinary course of business.

The following table summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Remainder of 2003	2004-2005	2006-2007	2008+

Contractual obligations:
Non-cancelable capital leases	$60	$60	$-	$-	$-
Non-cancelable operating leases	5,393	485	1,935	1,658	1,315
Marketing programs	250	250	-	-	-

Total contractual cash obligations	$5,703	$795	$1,935	$1,658	$1,315

On July 16, 2003, Allscripts announced an agreement to acquire Advanced Imaging Concepts, Inc. (AIC), a leading provider of document imaging, scanning and management software for healthcare providers. Pursuant to the agreement, Allscripts agreed to acquire all outstanding shares of AIC common stock and common stock equivalents for $18,000, payable in cash and by the assumption of a portion of outstanding AIC stock options. The transaction closed on August 1, 2003. We expect to use approximately $17,000 of cash to complete this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar amounts in thousands)

On July 16, 2003, Allscripts also announced an agreement to acquire assets of RxCentric Inc., a leading provider of technology-enabled sales and marketing solutions for the pharmaceutical industry. Pursuant to the agreement, Allscripts agreed to acquire substantially all of the assets of RxCentric for $4,500 in cash and assumed liabilities and additional contingent consideration of up to $1,750 if certain performance targets are met during the year following the close. The transaction closed on August 8, 2003. We expect to use approximately $1,750 of cash to complete this transaction.

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

A full discussion of all critical accounting policies is included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see the "Management's Discussion and Analysis of Financial Condition and Result of Operations - Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. As of June 30, 2003, we had cash, cash equivalents and marketable securities in financial instruments of $66,991. Maturities range from less than one month to approximately 29 years, but average less than two years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2003, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $670.

Item 4. Controls and Procedures

As of June 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission has been made known to them in a timely manner and that no changes are required at this time.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

At Allscripts' Annual Meeting of Stockholders held on June 12, 2003, the stockholders (1) elected Philip D. Green and Bernard Goldstein as directors of the Company to hold office until the 2006 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); and (2) ratified the appointment of KPMG LLP as the Company's independent accountants. The votes were as follows:

	Votes for	Votes against	Withheld/Abstain

(1) Election of directors:
Philip D. Green	35,277,345	-	3,163,175
Bernard Goldstein	35,904,969	-	2,535,551

(2)Ratification of the appointment of KPMG LLP	35,910,041	40,773	2,489,706

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits -- See Index to Exhibits.

(B) Reports on Form 8-K.

On April 24, 2003, we filed a report on Form 8-K under Items 9 and 12 in connection with the announcement of our first quarter 2003 earnings.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
  (Registrant)

                        By:      /s/ William J. Davis
                                      William J. Davis
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

Date: August 14, 2003

INDEX TO EXHIBITS

Exhibit Number	Description	References
2.1	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000
2.3	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000
2.4	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000
2.5	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation, and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
2.6	Merger Agreement dated as of July 16, 2003 by and among Allscripts Healthcare Solutions, Inc., Image Acquisition Corp., Advanced Imaging Concepts, Inc. and bCatalyst LLC, including the First Amendment thereto.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 8, 2003
2.7	Asset Purchase Agreement, dated as of July 16, 2003, asamended, by and between Allscripts, LLC and RxCentric Inc.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 14, 2003
3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions,Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no.333-49568)
3.4	Bylaws of Allscripts Healthcare Solutions, Inc.(formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

INDEX TO EXHIBITS (continued)

Exhibit Number	Description	References
31.1	Rule 13a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certifications of Chief ExecutiveOfficer and Chief Financial Officer