Form 10-Q
period 2003-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2003-11-14
CIK 1124804

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(847) 680-3515

(Registrant’s telephone number, including area code)

Indicate by check ( X ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of October 31, 2003, there were 38,931,558 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,496	$17,247
Marketable securities	5,698	19,117
Accounts receivable, net of allowances of $3,626 at September 30, 2003 and $3,876 at December 31, 2002	15,796	18,659
Other receivables	369	747
Inventories	3,244	3,988
Prepaid expenses	3,448	2,860
Other current assets	887	477
Total current assets	39,938	63,095

Long-term marketable securities	36,004	28,922
Fixed assets, net	2,566	4,384
Software development costs, net	3,070	2,676
Intangible assets, net	11,971	4,060
Goodwill	14,705	733
Other assets	488	483
Total assets	$108,742	$104,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,022	$4,488
Accrued expenses	5,227	3,583
Accrued compensation	1,965	2,611
Accrued restructuring and other charges	180	1,140
Deferred revenue	9,245	6,547
Total current liabilities	23,639	18,369

Other non-current liabilities	2,042	163
Total liabilities	25,681	18,532

Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock:
$ 0.01 par value, 150,000 shares authorized; 38,749 shares issued and outstanding at September 30, 2003; 38,427 shares issued and outstanding at December 31, 2002	387	385
Additional paid-in capital	641,280	638,694
Unearned compensation	—	(78)
Accumulated deficit	(558,634)	(553,539)
Accumulated other comprehensive income	28	359
Total stockholders’ equity	83,061	85,821
Total liabilities and stockholders’ equity	$108,742	$104,353

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)
Revenue:
Prepackaged medications	$10,990	$12,799	$34,278	$37,758
Software and related services	8,232	4,819	20,048	14,276
Information services	3,266	2,388	7,862	6,839
Total revenue	22,488	20,006	62,188	58,873

Cost of revenue:
Prepackaged medications	8,690	10,257	26,843	30,587
Software and related services	3,827	3,418	10,786	11,497
Information services	1,316	1,095	3,199	2,761
Total cost of revenue	13,833	14,770	40,828	44,845

Gross profit	8,655	5,236	21,360	14,028

Selling, general and administrative expenses	9,618	8,314	26,974	28,316
Amortization of intangible assets	295	135	563	407
Restructuring and other charges	—	600	—	600
Loss from operations	(1,258)	(3,813)	(6,177)	(15,295)

Interest and other income, net	340	614	1,082	2,110
Loss before income taxes	(918)	(3,199)	(5,095)	(13,185)

Provision for income tax	—	—	—	—

Net loss	$(918)	$(3,199)	$(5,095)	$(13,185)

Net loss per share—basic and diluted	$(0.02)	$(0.08)	$(0.13)	$(0.34)

Weighted-average shares of common stock outstanding used in computing net loss per share—basic and diluted	38,628	38,424	38,509	38,308

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,095)	$(13,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,831	4,386
Restructuring and other charges	—	600
Non-cash compensation expense	78	244
Realized gain on investments	(29)	(98)
Provision for doubtful accounts	420	761
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,412	(3,829)
Other receivables	378	(432)
Inventories	706	2,513
Prepaid expenses and other current and non-current assets	(29)	(287)
Accounts payable	2,241	(45)
Accrued expenses	132	(442)
Accrued compensation	(1,040)	51
Accrued restructuring and other charges	(960)	(1,512)
Deferred revenue	(209)	598
Other non-current liabilities	50	10
Net cash provided by (used in) operating activities	3,886	(10,667)

Cash flows from investing activities:
Capital expenditures	(525)	(1,681)
Purchase of marketable securities	(38,049)	(27,975)
Maturities of marketable securities	44,084	24,639
Payments for acquisitions, net of cash acquired	(14,977)	—
Capitalized software and website development costs	(1,205)	(1,813)
Net cash used in investing activities	(10,672)	(6,830)

Cash flows from financing activities:
Payments of capital lease obligations	(200)	(163)
Proceeds from issuance of common stock, net of transaction costs	235	2,007
Net cash provided by financing activities	35	1,844

Net decrease in cash and cash equivalents	(6,751)	(15,653)
Cash and cash equivalents, beginning of period	17,247	34,124
Cash and cash equivalents, end of period	$10,496	$18,471

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21	$38

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1.              Basis of Presentation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries (collectively referred to as “Allscripts”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The quarterly financial information presented herein should be read in conjunction with Allscripts’ audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K.  The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The consolidated balance sheet as of December 31, 2002, was derived from Allscripts’ audited financial statements.  The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

Stock-based compensation cost

Allscripts applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ‘‘Accounting for Stock-Based Compensation.’’  As allowed by SFAS No. 123, Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans.

Had Allscripts elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net loss and net loss per share would have been increased as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(918)	$(3,199)	$(5,095)	$(13,185)
Stock-based compensation cost included in net loss, as reported	—	80	78	244
Stock-based compensation cost	(5,213)	(4,612)	(14,340)	(14,168)
Pro forma net loss	$(6,131)	$(7,731)	$(19,357)	$(27,109)
Net loss per share-basic and diluted, as reported	$(0.02)	$(0.08)	$(0.13)	$(0.34)
Pro forma net loss per share—basic and diluted	$(0.16)	$(0.20)	$(0.50)	$(0.71)

2.              Business Combinations

Advanced Imaging Concepts, Inc.

On August 1, 2003, Allscripts acquired 100% of the outstanding common stock of Advanced Imaging Concepts, Inc. (AIC), a provider of document imaging, scanning and management software for the medical industry.  Allscripts acquired AIC because its imaging product is rapidly becoming a critical element of Allscripts’ product offering.  AIC also provides potential access into the small (less than ten) physician office practice with a new product offering.  AIC’s results are included in Allscripts’ results of operations from the date of acquisition.  The purchase price of $18,927 included the issuance of 474 common stock options in exchange for existing AIC common stock options, with a value of $1,242, and the granting of an additional 431 common stock options, with a value of $1,000.  Common stock options granted and exchanged were valued using the Black-Scholes option-pricing model.  Allscripts is in the process of obtaining a third-party valuation of an intangible asset; thus, the allocation of purchase price is subject to refinement.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets
Cash and cash equivalents	$705
Accounts receivable, net	907
Other current assets	160
Fixed assets, net	127
Intangible assets	8,389
Goodwill	10,695
Other assets	13
Total assets	20,996

Liabilities
Accounts payable	165
Accrued expenses	181
Accrued compensation	883
Deferred revenue	811
Other non-current liabilities	29
Total liabilities	2,069

Net assets acquired	$18,927

Of the $8,389 of acquired intangible assets, $2,700 was assigned to registered trademarks, which are not subject to amortization.  The remaining $5,689 has a weighted-average useful life of approximately 6.6 years.  The intangible assets that make up that amount include developed technology of $3,760 (5-year weighted-average useful life), customer relationships of $1,880 (10-year weighted-average useful life) and employment agreements of $49 (2-year weighted-average useful life).

The $10,695 of goodwill was assigned to the software and related services segment.  Of that total amount, none is expected to be deductible for tax purposes.

RxCentric Inc.

On August 8, 2003, Allscripts acquired certain assets of RxCentric Inc. (RxCentric), a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry.  Allscripts acquired certain assets of RxCentric because it expanded Allscripts’ client base in the United States and provided access to the international market.  The results of operations related to the acquisition of certain assets of RxCentric are included in Allscripts’ results of operations from the date of acquisition.  The purchase price was $1,444 in cash.  Additional cash consideration of up to $1,750 can become payable based upon the revenues of Allscripts’ Physicians Interactive business in the twelve-month period following closing.  Allscripts is in the process of obtaining a third-party valuation of an intangible asset and the final value of a holdback payment has not been agreed to; thus, the allocation of purchase price is subject to refinement.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets
Accounts receivable, net	$62
Other current assets	756
Fixed assets, net	16
Intangible assets	60
Goodwill	3,281
Total assets	4,175

Liabilities
Accounts payable	511
Accrued expenses	95
Accrued compensation	29
Deferred revenue	2,096
Total liabilities	2,731

Net assets acquired	$1,444

The $3,281 of goodwill was assigned to the information services segment.  Of that total amount, $3,281 is expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of Allscripts, AIC and RxCentric as if the acquisitions had occurred as of January 1, 2002. The unaudited pro forma financial information is not necessarily indicative of what consolidated results of operations actually would have been had the acquisitions been completed at the dates indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$23,204	$21,556	$66,861	$62,972
Net loss	$(1,161)	$(4,454)	$(6,366)	$(18,485)
Net loss per share – basic and diluted	$(0.03)	$(0.12)	$(0.17)	$(0.48)

3.              Revenue Recognition

As of September 30, 2003, there was $1,144 of revenue earned on contracts in excess of billings, which is included in the balance of accounts receivable, and $3,827 of billings in excess of revenue earned on contracts in progress, which is included in the balance of deferred revenue.  Billings on contracts where revenue has been earned in excess of billings are expected to occur in accordance with the contract terms.

4.              Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(918)	$(3,199)	$(5,095)	$(13,185)
Other comprehensive income:
Unrealized gain (loss) on marketable Securities, net of taxes	(193)	208	(331)	150
Comprehensive loss	$(1,111)	$(2,991)	$(5,426)	$(13,035)

5.              Restructuring and Other Charges

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

Restructuring

Workforce reduction

The restructuring plan contemplated the termination of 232 employees across all business functions, of which 231 were terminated as of September 30, 2003.  As part of the restructuring charge, Allscripts recorded a workforce reduction charge in 2001 of $3,317 consisting primarily of severance and related benefits, which will be paid out over time.  During 2002, an additional charge of $186 was recorded to satisfy the estimated remaining obligations as part of the workforce reduction.

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

Executive departure

Allscripts recorded a charge in 2002 of $414 for severance costs in connection with the departure of the former chief financial officer.

A summary of the activity and balances of the accrued restructuring and other charges is outlined as follows:

	Balance at December 31, 2002	Cash Payments	Balance at September 30, 2003
Restructuring
Workforce reduction	$479	$467	$12
Termination of agreements	311	300	11
Subtotal	790	767	23

Other Charges
Executive departure	350	193	157
Total	$1,140	$960	$180

6.              Net Loss Per Share

Allscripts accounts for net loss per share in accordance with SFAS No. 128, “Earnings per Share,” which requires the presentation of basic and diluted earnings per share.  Basic loss per share is computed by dividing the net loss by the weighted average shares of outstanding common stock. For purposes of calculating diluted loss per share, the denominator includes both the weighted average shares of common stock and dilutive common stock equivalents.

In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period.  Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock because all such securities are antidilutive for all periods presented.  Antidilutive potential common stock securities excluded from the diluted loss per share computation consisted of 10,843 and 8,075 options and 3 and 3 warrants at September 30, 2003 and 2002, respectively.

7.              Business Segments

SFAS No. 131, “Disclosures about Segments of a Business Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: prepackaged medications; software and related services; and information services.  The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies.  The software and related services segment derives its revenue from the sale and service of software that provides point-of-care decision support solutions and the resale of related hardware.  The information services segment primarily derives its revenue from the sale of interactive physician education sessions.  Allscripts does not report its assets by segment.   Allscripts does not allocate interest income, interest expense, other income or income taxes  to its operating segments.  Prior to 2003, Allscripts allocated all corporate operating expenses to its operating segments.  In 2003, Allscripts discontinued its practice of allocating all corporate operating expenses to its operating segments.  Accordingly, 2002 segment results have been restated to reflect the 2003 presentation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Prepackaged medications	$10,990	$12,799	$34,278	$37,758
Software and related services	8,232	4,819	20,048	14,276
Information services	3,266	2,388	7,862	6,839
Total revenue	$22,488	$20,006	$62,188	$58,873

Profit (loss) from operations:
Prepackaged medications	$1,858	$2,142	$6,027	$5,900
Software and related services	(623)	(2,118)	(4,100)	(9,855)
Information services	1,072	564	2,463	1,933
Unallocated corporate expenses	(3,565)	(4,401)	(10,567)	(13,273)
Loss from operations	(1,258)	(3,813)	(6,177)	(15,295)
Net interest and other income	340	614	1,082	2,110
Loss before income taxes	$(918)	$(3,199)	$(5,095)	$(13,185)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands)

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

On August 1, 2003, Allscripts acquired Advanced Imaging Concepts, Inc. (AIC), a leading provider of document imaging, scanning and management software for healthcare providers.  Pursuant to the agreement, Allscripts acquired all outstanding shares of AIC common stock and common stock equivalents for $18,000, payable in cash and by the assumption of a portion of outstanding AIC stock options.  AIC has become part of our software and services segment.

On August 8, 2003, Allscripts acquired certain assets of RxCentric Inc., a leading provider of technology-enabled sales and marketing solutions for the pharmaceutical industry.  Pursuant to the agreement, Allscripts acquired substantially all of the assets of RxCentric for $4,500 in cash and assumed liabilities and additional contingent consideration of up to $1,750 if certain performance targets are met during the year following the close.  The acquired assets and related activities have been fully integrated into our Physicians Interactive business.  Thus, revenue and related expenses from the acquired assets of RxCentric will be reported as part of the information services segment.

We provide three key product and service offerings, each of which focuses on the physician.  Allscripts Direct provides medication management solutions for physicians.  TouchWorks and AIC provide software that automates the most common physician activities.  Physicians Interactive provides interactive educational opportunities for the physician.  We believe that TouchWorks, AIC and Physicians Interactive represent our largest potential for growth.

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

The composition of our revenue is as follows (unaudited) for the quarter ended:

	2002				2003
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,
Prepackaged medications	$12,479	$12,480	$12,799	$11,540	$12,118	$11,170	$10,990
Software and related services	4,439	5,018	4,819	5,645	5,796	6,020	8,232
Information services	1,855	2,596	2,388	2,744	2,116	2,480	3,266
Total revenue	$18,773	$20,094	$20,006	$19,929	$20,030	$19,670	$22,488

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

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Prepackaged Medications

Prepackaged medications revenue decreased by 14.1%, or $1,809, from $12,799 for the three months ended September 30, 2002 to $10,990 for the same period in 2003.  Prepackaged medications revenue decreased by 9.2%, or $3,480, from $37,758 for the nine months ended September 30, 2002 to $34,278 for the same period in 2003.  The decrease in both periods reflects a decrease in the volume of prepackaged medications sold related to the termination of several less-profitable customer relationships, the bankruptcy of a large customer, and lower revenue from occupational health customers, which tend to be more sensitive to general economic trends.

Gross profit for prepackaged medications for the three months ended September 30, 2003 decreased by 9.5%, or $242, from $2,542 in 2002 to $2,300 in 2003.  Gross profit for prepackaged medications for the nine months ended September 30, 2003 increased by 3.7%, or $264, from $7,171 in 2002 to $7,435 in 2003.  Gross profit as a percentage of revenue for the three months ended September 30, 2003 was 20.9% compared with 19.9% for the same period in 2002.  Gross profit as a percentage of revenue for the nine months ended September 30, 2003 was 21.7% compared with 19.0% for the same period in 2002.  The decrease in gross profit for the three months ended September 30, 2003 was primarily due to a decrease in overall revenue for the segment, partially offset by more favorable buying arrangements with suppliers as well as the elimination of less-profitable customer relationships.  The increase in gross profit for the first nine months of 2003 and gross profit as a percentage of revenue in all periods was primarily due to more favorable buying arrangements with suppliers as well as the elimination of less-profitable customer relationships.

Operating expenses for prepackaged medications for the three months ended September 30, 2003 increased by 10.5%, or $42, from $400 in 2002 to $442 in 2003.  Operating expenses for prepackaged medications for the nine months ended September 30, 2003 increased by 10.8%, or $137, from $1,271 in 2002 to $1,408 in 2003.   The increase in both periods was primarily due to increased sales and service expenditures.

Software and Related Services

Software and related services revenue for the three months ended September 30, 2003 increased by 70.8%, or $3,413, from $4,819 in 2002 to $8,232 in 2003.  Software and related services revenue for the nine months ended September 30, 2003 increased by 40.4%, or $5,772, from $14,276 in 2002 to $20,048 in 2003.  The increases reflect an increase in the implementation of our integrated content and clinical workflow products and the inclusion of revenue from AIC, which was acquired in August 2003.

Gross profit for software and related services increased by 214.4%, or $3,004, from $1,401 in the third quarter of 2002 to $4,405 in the third quarter of 2003.  Gross profit for software and related services increased by 233.3%, or $6,483, from $2,779 in the first nine months of 2002 to $9,262 in the same period of 2003.  Gross profit as a percentage of revenue increased to 53.5% in the third quarter of 2003 from 29.1% in the same period in 2002.  Gross profit as a percentage of revenue increased to 46.2% in the first nine months of 2003 from 19.5% in the same period in 2002.  The increase in both gross profit and gross profit as a percentage of revenue resulted from the increase in revenue combined with the simultaneous reduction of our costs of implementation, training, and support by realizing improved efficiencies in those processes, as well as the addition of the AIC product line, which tends to have higher associated gross margins.

Operating expenses for software and related services for the three months ended September 30, 2003 increased by 42.9%, or $1,509, from $3,519 in 2002 to $5,028 in 2003.  The increase in operating expenses was primarily the result of higher marketing expenditures in 2003 as compared to 2002, as more of the 2002 expenses were offset by vendor sponsorships, as well as the addition of operating expenses from AIC.   In addition, during the three months ended September 30, 2003, we capitalized $478 of software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” compared to $1,069 during the same period in 2002.

Operating expenses for software and related services for the nine months ended September 30, 2003 increased by 5.8%, or $728, from $12,634 in 2002 to $13,362 in 2003.  The increase in operating expenses was primarily the result of higher marketing expenditures in 2003 as compared to 2002, as more of the 2002 expenses were offset by vendor sponsorships, as well as the addition of operating expenses from AIC, partially offset by lower costs as a result of workforce reductions that took place in the first half of 2002 aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, and our decision to focus sales and service efforts on larger physician practices.  During the nine months ended September 30, 2003 and 2002, we capitalized $1,134 and $1,813, respectively, of software development costs pursuant to SFAS No. 86.

Information Services

Information services revenue increased by 36.8%, or $878, from $2,388 in the third quarter of 2002 to $3,266 in 2003.  Information services revenue increased by 15.0%, or $1,023, from $6,839 in the first nine months of 2002 to $7,862 in 2003.  The increase in information services revenue in both periods reflects an increase in the number of interactive physician education programs sold and completed, as well as the addition of revenue from our RxCentric acquisition, which closed in August 2003.

Gross profit for information services for the three months ended September 30, 2003 increased 50.8%, or $657, from $1,293 in 2002 to $1,950 in 2003.  Gross profit for information services for the nine months ended September 30, 2003 increased 14.3%, or $585, from $4,078 in 2002 to $4,663 in 2003.  Gross profit as a percentage of revenue increased to 59.7% for the third quarter of 2003 from 54.1% in the same period in 2002.  Gross profit as a percentage of revenue decreased to 59.3% for the first nine months of 2003 from 59.6% in the same period in 2002.  The increases in gross profit in both periods and gross profit as a percentage of revenue in the third quarter of 2003 were primarily due to an increase in revenue in 2003.

Operating expenses for information services for the three months ended September 30, 2003 increased by 20.4%, or $149, from $729 in 2002 to $878 in 2003.  Operating expenses for information services for the nine months ended September 30, 2003 increased by 2.6%, or $55, from $2,145 in 2002 to $2,200 in 2003.  The increase in the third quarter of 2003 was primarily due to the addition of expenses from our RxCentric acquisition.  The increase in the first nine months of 2003 was due to the addition of expenses from our RxCentric acquisition, offset by reduced marketing efforts in emerging markets.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended September 30, 2003 decreased by 19.0%, or $836, from $4,401 in 2002 to $3,565 in 2003.  Unallocated corporate expenses for the nine months ended September 30, 2003 decreased by 20.4%, or $2,706, from $13,273 in 2002 to $10,567 in 2003.  During the third quarter of 2002, we recorded a charge of $600 related to executive severance and the remaining obligation under our restructuring that began in 2001.  The remainder of the decrease in the third quarter of 2003 was primarily the result of lower headcount in 2003 when compared to 2002 and a lower provision for doubtful accounts in 2003 due to a decrease in overall accounts receivable balance.  The remainder of the decrease in the first nine months of 2003 was a result of lower headcount in 2003 when compared to 2002, lower facility-related costs in 2003, and a lower provision for doubtful accounts in 2003 due to a decrease in overall accounts receivable.

Interest and Other Income

Interest and other income for the three months ended September 30, 2003 was $340 as compared to $614 for the same period in the prior year.  Interest and other income for the nine months ended September 30, 2003 was $1,082 as compared to $2,110 for the same period in the prior year.  The decrease is primarily due to lower interest income related to a lower average cash and marketable securities balance and a decrease in the average interest rates earned on our investments during 2003.

Liquidity and Capital Resources

At September 30, 2003, our principal sources of liquidity consisted of $10,496 of cash and cash equivalents and $41,702 of marketable securities for a total of $52,198 in cash, cash equivalents and marketable securities.  At September 30, 2003, we had working capital of $16,299 and an accumulated deficit of $558,634.

Net cash provided by operating activities was $3,886 for the nine months ended September 30, 2003.  The net loss for the first nine months of 2003 was $5,095, which was partially offset by non-cash charges of $4,300.  Accounts receivable decreased by $3,412 during the nine months ended September 30, 2003, due to strong collections.  Accounts payable increased by $2,241 during the nine months ended September 30, 2003, as a result of timing related to payments to large suppliers and leveraging favorable payment terms.  Accrued compensation decreased by $1,040 during the nine months ended September 30, 2003, primarily as a result of the payment of 2002 annual compensation commitments.  All other operating activities contributed $68 to the cash provided by operations.

Net cash used in investing activities was $10,672 for the nine months ended September 30, 2003. Cash used in investing activities resulted primarily from net payments for the aforementioned acquisitions of AIC and the assets of RxCentric of $14,977, offset by net maturities of marketable securities of $6,035.  In addition, we capitalized software and website development costs of $1,205.  Also, capital expenditures were $525 for the nine months ended September 30, 2003 as a result of capital outlays to support the future growth of our business.   Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the range of $250 to $500 per quarter in the ordinary course of business.

We expect to pay approximately $400 in the fourth quarter of 2003 to complete the RxCentric acquisition.  We expect to pay approximately $700 in the fourth quarter of 2003 and $1,800 in first quarter of 2005 to complete the AIC acquisition.

The following table summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Remainder of 2003	2004 – 2005	2006-2007	2008+
Contractual obligations:
Non-cancelable capital leases	$41	$7	$32	$2	$—
Non-cancelable operating leases	6,291	324	2,591	2,061	1,315
Acquistion payment obligations	2,938	1,138	1,800	—	—
Total contractual obligations	$9,270	$1,469	$4,423	$2,063	$1,315

We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet the anticipated cash needs of our current business for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

A full discussion of all critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

In May 2003, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”  The consensus sets revenue recognition guidance for arrangements that have multiple deliverables.  The consensus is effective for arrangements entered into in fiscal periods beginning after June 15, 2003.  We have adopted the consensus and the adoption had no material impact on our consolidated financial position or results of operation.

Safe Harbor For Forward-Looking Statements

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements,” and statements we or our representatives make may contain forward-looking statements that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

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

For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. As of September 30, 2003, we had cash, cash equivalents and marketable securities in financial instruments of $52,198. Maturities average less than two years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2003, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $522.

Item 4.  Controls and Procedures

As of September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits—See Index to Exhibits.

(b) Reports on Form 8-K.

On July 16, 2003, we furnished a report on Form 8-K under Items 9 and 12 in connection with the announcement of our second quarter 2003 earnings.

On July 16, 2003, we filed a report on Form 8-K under Item 5 in connection with the announcement of acquisitions agreements with Advanced Imaging Concepts, Inc. and RxCentric Inc.

On August 8, 2003, we filed a report on Form 8-K under Items 2 and 7 in connection with the acquisition of Advanced Imaging Concepts, Inc.

On August 14, 2003, we filed a report on Form 8-K under Items 2 and 7 in connection with the acquisition of certain assets of RxCentric Inc.

On September 19, 2003, we filed a report on Form 8-K/A-1 under Item 7 amending the date we would provide financial statements in connection with the acquisition of certain assets of RxCentric Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Registrant)

By:	/s/ William J. Davis
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 14, 2003

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

Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 8, 2003

2.7	Asset Purchase Agreement, dated as of July 16, 2003, as amended, by and between Allscripts, LLC and RxCentric Inc.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 14, 2003

3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

Exhibit Number	Description	References

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer