Form 10-K
period 2003-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2004-03-15
CIK 1124804

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(847) 680-3515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $92,600,000.

The number of outstanding shares of the registrant’s Common Stock as of January 31, 2004, was 39,053,118.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2004 annual stockholders meeting are incorporated by reference into Part III.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2003 ANNUAL REPORT ON FORM 10-K

Effective January 8, 2001, Allscripts, Inc. (now known as Allscripts LLC), acquired Channelhealth Incorporated, and each became a wholly owned subsidiary of a new holding company, Allscripts Healthcare Solutions, Inc., which was originally incorporated in Delaware as Allscripts Holding, Inc. on July 11, 2000. As a result of the merger transaction, each outstanding share of Allscripts, Inc. common stock was converted into one share of Allscripts Healthcare Solutions, Inc. common stock. Allscripts Inc. no longer files reports with the Securities and Exchange Commission, and its common stock is no longer listed on the Nasdaq National Market; however, Allscripts Healthcare Solutions, Inc. does file reports with the Securities and Exchange Commission, and its common stock is listed on the Nasdaq National Market under the symbol “MDRX”. In this report, “we”, “us”, “our”, and “Allscripts”, when referring to events prior to January 8, 2001, refer to our wholly owned subsidiary and predecessor, Allscripts, LLC and, when referring to subsequent time periods, refer to Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

TouchScript®, TeleMed®, Channelhealth® and PATIENT ED® are registered trademarks of Allscripts Healthcare Solutions, Inc. or of its wholly owned subsidiaries. Other trademarks of Allscripts Healthcare Solutions, Inc. or of its wholly owned subsidiaries used in this report include: Allscripts™, Clinical Works Modules™, e-Detailing™, FirstFill™, HealthFrame™, Integration Professional™, Physician Channel™, Physician Homebase™, Physicians Interactive™, Pocket Library™, TouchWorks™, mEMR™, IMPACT.MD™ and FORMS.MD™. All other trademarks, brand marks, trade names and registered marks used in this report are trademarks, brand marks, trade names or registered marks of their respective owners. Allscripts Healthcare Solutions, Inc. owns a number of additional trademarks, including registered trademarks, that are not referenced in this report.

PART I

Item 1. Business

General

Allscripts Healthcare Solutions is a leading provider of clinical software and information solutions for physicians. Our key offerings fall into three business segments. Our software and services segment is comprised primarily of our TouchWorks™ software business and our Advanced Imaging Concepts, Inc. (AIC) electronic document imaging and scanning solutions business. TouchWorks™ is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a Tablet PC, wireless handheld device or desktop workstation to automate the most common physician activities. Through our acquisition of AIC in 2003, we offer the industry’s leading electronic document imaging and scanning solutions. Our information services segment is comprised primarily of our Physicians Interactive™ (PI) business. PI links physicians with pharmaceutical companies and medical product suppliers using interactive education sessions to provide product information to the physician. In 2003, we acquired certain assets and assumed certain liabilities of RxCentric Inc. (RxCentric), a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry. This acquisition has been integrated into our information services segment and has expanded our client base in the United States and provided access to the international market. Finally, our prepackaged medications segment is comprised of our Allscripts Direct™ business. Allscripts Direct™ provides point-of-care medication management solutions for physicians and other healthcare providers.

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

The EMR Solution: TouchWorks™

Through our own internal efforts and acquisitions, we have developed a variety of point-of-care solutions that enable physicians to provide higher quality healthcare and deliver it more cost effectively. Our TouchWorks™ electronic medical record (EMR) software is a full EMR that integrates technology into the entire care process. TouchWorks™ uses wireless handheld devices, Tablet PCs or desktop workstations to automate the most common physician activities, including prescribing, dictating, capturing charges, ordering lab tests and viewing results, providing patient education, and documenting clinical encounters. Through our acquisition of Advanced Imaging Concepts (AIC) in 2003, TouchWorks™ also offers electronic document imaging and scanning solutions. The acquisition of AIC also provides a product offering for the smaller and independent physician practices that TouchWorks™ traditionally does not target. The TouchWorks™ modules are combined with a comprehensive tasking tool that helps physicians organize their practice flow.

We believe that the best way to improve the care management process is by focusing on and automating the most labor intensive, time consuming aspects of care delivery. The TouchWorks™ modules are available on a variety of platforms that offer mobility, flexibility, and real-time connectivity, enabling us to provide an attractive set of benefits to our customers:

•	Ease of Adoption. Using a modular approach, our physician customers can start with one or a few modules instead of learning the entire system at once. This strategy enables physicians to gain a level of confidence with initial modules and then add more functionality at their own pace, ultimately progressing to a full EMR. We believe that such ease of adoption leads to greater physician utilization and contributes to the success of the TouchWorks™ solution.

•	Ease of Use. We have designed TouchWorks™ to be easy to use, enabling a physician to complete a prescription, dictate a note or document a charge rapidly. Additionally, the TouchWorks™ system helps the physician automatically document the patient encounter and the activities that occur during the patient visit, increasing accuracy while improving efficiency.

•	Accessibility. Physicians can instantly access TouchWorks™ from a variety of locations, including the exam room, hospital, office or home. They can also perform such important tasks as dictation and charge capture in an offline mode and immediately transfer those files once they reconnect to the network. The EMR software runs on wireless handheld devices, Tablet PCs and/or desktop workstations, enabling physicians to use TouchWorks™ in whatever manner best suits their workflow and habits.

•	Information. TouchWorks™ provides valuable, objective information prior to, during and after the care process, enabling physicians to provide higher quality care and deliver that care more cost effectively.

•	Financial Opportunity. TouchWorks™ streamlines a very complicated and cumbersome paper-based process that reduces overall costs and provides physicians with a significant financial opportunity.

Competitive Advantage

We believe that we have several advantages over our current and potential competitors:

•	Breadth of Product Offering. Our suite of clinical software solutions includes electronic prescribing, dictating, capturing charges, ordering lab tests and viewing results, providing patient education, and documenting clinical encounters, encompassing virtually all of the most common administrative functions that a physician performs at the point of care.

•	Modularity. The ability to implement individual modules of our product enables physicians to start with the tools that solve their most pressing needs first and rapidly implement applications that demonstrate a measurable return on investment. This ability also results in increased physician utilization and offers clients additional payment schedule alternatives.

•	Mobility. Our product offers a wireless option, allowing the physician to access the features of our product at the point of care.

•	Installed Base. Over 130 mid to large size physician groups have purchased TouchWorks™, including some of the country’s most prestigious medical groups.

•	Return on Investment. Based on increases in productivity, quality of care improvement, and greater practice revenue opportunities, customers have documented positive financial returns related to implementing the TouchWorks™ solution.

•	Strategic Alliance with IDX Systems. Pursuant to a strategic alliance agreement with IDX Systems, Inc., we are the exclusive partner for providing ambulatory, point-of-care clinical applications for IDX’s installed base of large physician practices nationwide, representing over 138,000 physician prospects for the TouchWorks™ solution. The agreement with IDX runs through January 2011 and includes integration of our clinical applications into IDX practice management systems and joint product development.

TouchWorks™ is a comprehensive electronic medical records that provides the flexibility to be deployed in a modular fashion. Modules of the TouchWorks™ suite include the following:

Products/Modules	Description	Features	Available on
			Desktop	PDA	Tablet PC
Workflow	Office automation and work-flow integration tools	Task lists for the physicians and their support teams	X		X

Charge	Automated encounter form	Easy to use template design	X	X	X

Dictate/Document	Electronic dictation and document management	Digital voice capture, on-line tracking, viewing and printing capabilities	X	X	X

Rx+	Medication management and prescription communication for ambulatory patients	Drug utilization review and plan-specific formulary checking, faxing, script standard pharmacy and mail order connectivity	X	X	X

Result	Display of clinical results and text documents	Online result retrieval	X		X

Scan	Electronic document imaging	Enables a practice to maintain a completely paperless patient record by scanning paper documents into a chart	X		X

Order	Ordering of diagnostic tests, supplies and other items for ambulatory patients	Online ordering	X		X

Note	Structured clinical note creation and editing	Note creation and management	X		X

Pocket Library	Electronic clinical reference	Framework to add content easily		X

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

We believe that while there are many companies that provide clinical applications for physicians, there is limited direct competition in providing comprehensive electronic medical record solutions to physician practices that are easy to use, scalable, accessible anywhere and anytime, and deliver information and financial opportunity for physicians comparable to ours. However, several organizations offer components that overlap with certain components of our solutions and may become increasingly competitive with us in the future.

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

Paperless Solutions for Healthcare: AIC

We acquired Advanced Imaging Concepts, Inc. (AIC) in August of 2003. AIC is a provider of document imaging solutions for the medical industry. AIC’s flagship product, IMPACT.MD™, is a Windows-based, computerized patient records software system for healthcare organizations. IMPACT.MD™ serves as a single, flexible repository for all of the patient-related paper that flows around an organization, whether it is generated from within the office, such as phone messages and office notes, or outside the office, such as lab results and referral letters. Authorized users can access patient records instantly with the click of a mouse from any workstation, which eliminates the need for paper records. The acquisition of AIC offers Allscripts Healthcare Solutions the integration of document imaging technology for TouchWorks™, and a product offering for the small and independent physician practices that TouchWorks™ traditionally has not targeted.

AIC uses a three channel distribution model to penetrate the market efficiently and effectively. AIC sells through direct regional sales people, value-added resellers (VAR), and OEM/partner relationships. IMPACT.MD™ is primarily marketed to the small physician practice market, where the majority of physicians currently practice.

Features of IMPACT.MD™ include:

•	Effortless setup with minimal installation and training

•	Instantaneously locates documents and files charts

•	Reduces or eliminates the need to search for charts

•	Eliminates courier costs related to transporting charts

•	Reduces the expense of chart supplies

•	Allows access to a single chart by multiple people in multiple locations

•	Saves transcription time and cost

•	Improves staff efficiency

•	Saves office space and storage costs

Competitive Advantage

AIC maintains a number of competitive advantages:

•	Ease of Implementation. IMPACT.MD™ can be implemented very rapidly, which enables the practice to quickly see results from the implementation of the application.

•	Cost. Small physician practices require an application that has a relatively low price point. IMPACT.MD™ maintains a very competitive price and cost basis.

•	Installed Base. There are currently over 15,000 licensed users of IMPACT.MD™ and a strong base of reference sites.

•	Return on Investment. IMPACT.MD™ has been proven to quickly generate a return on investment for the practice by reducing the supplies, personnel, and space required to manage paper charts.

The AIC product offerings include:

Product	Description
IMPACT.MD™	IMPACT.MD™ is an easy to use document imaging, scanning and computerized patient records software that enables physician practices to transition easily to a paperless medical office.

FORMS.MD™	FORMS.MD™ is an electronic forms module that can be used for telephone messages, physician orders, etc. FORMS.MD™ is a powerful tool for the elimination of paper.

Competition

AIC competes for the physician ambulatory care information technology budgets. Competitors are all companies providing information technology solutions in healthcare including basic productivity software, practice management, generic document imaging, and electronic medical record (EMR) products. AIC has successfully gained market share by advancing the document management workflow capability of the IMPACT.MD™ product while providing a solid return on investment.

Reaching Physicians Online: Physicians Interactive™

Pharmaceutical companies are producing new medications on an increasingly frequent basis. Busy physicians understand and utilize these new approaches in the treatment of their patients, but often do not have time to read journals or visit with pharmaceutical representatives. We believe that Physicians Interactive™ (PI) addresses the needs of physicians that exist in this environment.

PI’s online pharmaceutical product education, often referred to as e-Detailing, links physicians with pharmaceutical companies and medical product suppliers using interactive educational sessions to provide product information to the physician. Available anytime and anywhere a physician has access to the Internet, each program takes advantage of PI’s physician relationships, experience, and proprietary process to deliver effective and physician-trusted programs. Our pharmaceutical company, medical device and managed care clients use PI programs to provide physicians with valuable and up-to-date information about various medications and medical products, as well as to collect feedback from physician opinion leaders and other experts.

To date, we believe that PI has launched and completed more interactive sessions than all other competitors combined. PI’s current client list includes eight of the world’s ten largest pharmaceutical companies (based on revenues), nearly all of which have launched several PI online programs. In addition, we have launched over 60 programs in eight countries worldwide.

During August of 2003, we acquired certain assets of RxCentric, a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry. This acquisition has been fully integrated into our PI business and has expanded our client base in the United States and provided access to the international market.

Competitive Advantage

We believe that we have several advantages over our current and potential competitors:

•	Experience. We have completed over 350 programs in 30 unique specialties, providing us with the expertise to produce programs that meet the strategic and tactical marketing objectives of our clients.

•	Relationships. We have a physician-trusted service with access to over 60,000 physicians anytime. We also benefit from a large network of recruiting partners.

•	Results. PI consistently delivers the hard and soft data results our clients are seeking.

The PI product offerings include:

Product	Description
PI e-Detailing™	Interactive web-based promotional and educational program targeted at physicians and other healthcare professionals to promote a client’s pharmaceutical product and educate participants on disease states.

PI OpinionLeader™	Interactive web-based program targeted at physician advocates and key opinion leaders to collect advice and opinions on pharmaceutical products/marketing messages and to educate and equip national, regional and local speakers.

PI Survey™	Interactive web-based market research program targeted at physicians and other healthcare professionals soliciting their opinions and feedback on pharmaceutical products, medical devices and disease states.

PI Convention™	Interactive solution for the physician convention and conference setting offering a live, one-on-one interaction between a pharmaceutical sales representative and physician.

Competition

Our industry is intensely competitive, rapidly evolving and subject to rapid technological change. Many of the original organizations offering similar services have gone out of business in the past eighteen months. However, we are now seeing competition from larger players leveraging their physician databases while trying to infiltrate our space. Recent legislation with regard to physician gift-giving also challenges our ability to excel in the current marketplace.

We face competition from several types of organizations, including the following:

•	full service e-Detailing companies

•	companies who provide e-Detailing software

•	the in-house sales staffs of our clients.

Point-of-Care Medication Management Solutions: Allscripts Direct™

When originally founded in 1986, Allscripts was a repackager of medications. Today, this business has grown into Allscripts Direct™, a leading provider of point-of-care medication management solutions. With over 15,000 physician customers nationwide, Allscripts Direct™ provides physician groups, urgent care clinics, and occupational health centers the ability to provide medications at the point of care. We believe that Allscripts Direct™ medication repackaging services increase safety, compliance, and confidentiality while strengthening the physician’s relationship with his or her patient, which can become a competitive advantage over time. Allscripts Direct™ can also provide an additional revenue stream for physicians who process fee-for-service and online insurance claims for their patients.

Competition

Competitors for Allscripts Direct™ include other medication repackaging companies and bulk pharmaceutical distributors.

Backlog

At December 31, 2003 and 2002, our backlog for our software and related services segment and information services segment totaled approximately $46 million and $35 million, respectively. Approximately $17 to $21 million of the 2003 backlog is not expected to be realized during 2004. Our backlog information excludes our prepackaged medications segment.

Employees

As of January 31, 2004, we employed 330 persons on a full-time basis, including 102 in customer service and support, 62 in general and administrative, 74 in sales and marketing, 29 in production and warehousing and 63 in product development. None of our employees are a member of a labor union or is covered by a collective bargaining agreement. We believe we have good relations with our employees.

Available Information

Our website address is www.allscripts.com. Information on our website is not incorporated by reference herein. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission.

Item 2. Properties

Our executive offices and state-of-the-art repackaging and operating facilities are located in Libertyville, Illinois, in approximately 80,000 square feet of space under a lease that expires in June 2009. We lease space for two separate, smaller repackaging facilities in Grayslake, Illinois, under a lease that expires in June 2007. We also maintain three other main offices for sales, marketing, operations and development efforts in Louisville, Kentucky, with an aggregate of approximately 8,400 square feet under a lease that expires in December 2005, in Port Townsend, Washington, with an aggregate of approximately 2,900 square feet under a lease that expires in March 2005, and in Burlington, Vermont, with approximately 15,000 square feet under a lease that expires in January 2006. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

We are a defendant in various multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas beginning in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, Allscripts has been indemnified by the primary manufacturer of the drugs at issue in these cases. Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts’ insurance coverage and its indemnity from the drug manufacturer is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

In addition, we are involved in litigation incidental to our business from time to time. We are not currently involved in any litigation in which we believe an adverse outcome would have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “MDRX”. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock of Allscripts Healthcare Solutions, Inc. for the applicable periods as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2002
First Quarter	$6.64	$3.05
Second Quarter	$6.34	$2.93
Third Quarter	$3.83	$1.90
Fourth Quarter	$3.42	$2.01
Year Ended December 31, 2003
First Quarter	$2.75	$1.94
Second Quarter	$4.49	$2.40
Third Quarter	$5.18	$2.77
Fourth Quarter	$5.98	$3.94

On January 31, 2004, we had 435 holders of record of common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

You should read the selected consolidated financial data shown below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the three years ended December 31, 2003 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from the consolidated financial statements audited by KPMG LLP that are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000, and 1999 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period. The consolidated statements of operations data below reflect the pharmacy benefit management business that we sold in March 1999 as a discontinued operation.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$85,841	$78,802	$70,917	$54,983	$27,586
Cost of revenue	55,169	58,931	64,083	42,518	21,909
Restructuring and other charges	—	—	2,201	—	—

Gross profit	30,672	19,871	4,633	12,465	5,677
Operating expenses:
Selling, general and administrative expenses	36,058	36,412	57,908	43,183	20,975
Amortization of intangibles	951	540	55,095	24,062	1,351
Asset impairment charge	—	—	354,984	—	—
Restructuring and other charges	—	600	6,435	—	—
Write-off of acquired in-process research and development	—	—	3,000	13,729	—

Loss from operations	(6,337)	(17,681)	(472,789)	(68,509)	(16,649)
Interest income	1,384	2,406	5,055	7,877	1,499
Other income (expense), net	(26)	42	259	(1,171)	(283)

Loss from continuing operations before income taxes	(4,979)	(15,233)	(467,475)	(61,803)	(15,433)
Income tax benefit	—	—	48,544	—	—

Loss from continuing operations	(4,979)	(15,233)	(418,931)	(61,803)	(15,433)
Income from discontinued operations	—	—	—	83	642
Gain from sale of discontinued operations	—	—	—	4,353	3,547

Net loss	(4,979)	(15,233)	(418,931)	(57,367)	(11,244)
Accretion on mandatorily redeemable preferred stock and accrued dividends on preferred stock	—	—	—	—	(2,198)

Net loss attributable to common stockholders	$(4,979)	$(15,233)	$(418,931)	$(57,367)	$(13,442)

Basic and diluted net loss from continuing operations per share, including accretion on mandatorily redeemable preferred stock and accrued dividends on preferred stock	$(0.13)	$(0.40)	$(11.07)	$(2.22)	$(1.20)

Weighted-average shares used in computing basic and diluted net loss per share	38,621	38,337	37,835	27,900	14,718

Other Operating Data:
Prepackaged medication revenue	$46,172	$49,298	$49,672	$41,567	$25,916
Software and related services revenue	28,366	19,921	17,093	8,424	926
Information services revenue	11,303	9,583	4,152	4,992	744

Total revenue	$85,841	$78,802	$70,917	$54,983	$27,586

	As of December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$51,309	$65,286	$78,290	$119,837	$55,610
Working capital	$17,392	$44,426	$46,361	$105,114	$58,856
Goodwill and intangible assets, net	$26,359	$4,793	$5,516	$149,690	$3,575
Total assets	$110,392	$104,353	$117,444	$305,420	$74,014
Total stockholders’ equity	$83,390	$85,821	$98,634	$290,975	$67,364

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. You should read the cautionary statements made in this report as applying to related forward-looking statements wherever they appear in this report. Our actual results may be materially different from the results we discuss in the forward-looking statements due to certain factors, including those discussed in “Risk Factors” and other sections of this report.

Overview

Allscripts Healthcare Solutions is a leading provider of clinical software and information solutions for physicians. We provide three key product and service offerings, each of which focus on the physician. TouchWorks™ and AIC provide software and related services that automates the most common physician activities. Our Physicians Interactive business provides interactive educational opportunities for the physician. Allscripts Direct™ provides medication management solutions for physicians. We believe that our TouchWorks™, AIC and Physicians Interactive™ products and service offerings represent our largest potential for growth.

Our software and services segment is comprised primarily of our TouchWorks™ software business and our AIC electronic document imaging and scanning solutions business. TouchWorks™ is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a Tablet PC, wireless handheld device or desktop workstation to automate the most common physician activities. Our acquisition of AIC in 2003, offers us the integration of document imaging and scanning technology for TouchWorks™, and a product offering for the small and independent physician practices that TouchWorks™ traditionally has not targeted. Our information services segment is comprised primarily of our Physicians Interactive™ (PI) business. PI links physicians with pharmaceutical companies, managed care and medical suppliers using interactive education sessions to provide product information to the physician. Our acquisition of certain assets and assumed liabilities of RxCentric during August 2003 have been fully integrated into the PI business. The RxCentric acquisition was made to expand our domestic client base and to expand our international market for our information services business. Finally, our prepackaged medications segment is comprised of our Allscripts Direct™ business. Allscripts Direct™ provides point-of-care medication, and medical supply management solutions for physicians.

The composition of our revenue by segment is as follows:

	Quarter Ended
	2003				2002
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Unaudited)
Prepackaged medications	$11,894	$10,990	$11,170	$12,118	$11,540	$12,799	$12,480	$12,479
Software and related services	8,318	8,232	6,020	5,796	5,645	4,819	5,018	4,439
Information services	3,441	3,266	2,480	2,116	2,744	2,388	2,596	1,855

Total revenue	$23,653	$22,488	$19,670	$20,030	$19,929	$20,006	$20,094	$18,773

Cost of revenue for the prepackaged medications segment consists primarily of the cost of the prepackaged medications, the salaries, bonuses and benefits for the repackaging personnel, shipping costs, repackaging facility costs and other costs. Cost of revenue for the software and related services segment consists primarily of the salaries, bonuses and benefits of our billable professionals, third party software costs, hardware costs, capitalized software amortization and other direct engagement costs. Cost of revenue for the information services segment consists primarily of salaries, bonuses and benefits of our program management and program development personnel, costs to recruit physicians and other program management costs.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Revenue Recognition

Revenue from software licensing arrangements where the service element is considered essential to the functionality of the other elements of the arrangement is accounted for under the provisions of American Institute of Certified Public Accountants’ Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts.” SOP 81-1 requires that management make estimates of the total value of the contract as well as the percentage of the contract that has been completed as of the end of each period. Changes in circumstances may cause management’s estimates of the value of the contract or the effort required to complete the services to change. The changes may cause Allscripts to adjust upward or downward the amount of revenue recognized or recognize less revenue than anticipated through the completion of the project.

In November 2002, EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003.

Our customer arrangements in the information services segment encompass multiple deliverables. We account for these arrangements in accordance with EITF 00-21. If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized on a straight-line basis over the term of the arrangement. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement. The adoption of EITF 00-21 during the second half of 2003 did not have a significant effect on our revenue recognition in our information services segment due to the methodology utilized prior to EITF 00-21 having very similar accounting treatment for multiple deliverables.

For a more complete description of our revenue recognition policy, please refer to Note 2 of the Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts Receivable

We rely on estimates to determine our bad debt expense and the adequacy of our allowance for doubtful accounts. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

Goodwill and Intangible Assets

We evaluate the value of intangible assets based upon the present value of the future economic benefits expected to be derived from the assets. We assess the impairment of the identifiable intangibles and goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If we determine that the value of the intangible assets and goodwill may not be recoverable from future cash flows, a write-down of the value of the asset may be required.

We estimate the useful lives of our intangible assets and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Software Capitalization

The carrying value of capitalized software is dependent upon the ability to recover its value through future revenue from the sale of the software. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required.

We estimate the useful life of our capitalized software and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Results of Operations

The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Year Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of revenue	64.3	74.8	90.4
Restructuring and other charges	—	—	3.1

Gross profit	35.7	25.2	6.5
Operating expenses:
Selling, general and administrative expenses	42.0	46.2	81.7
Amortization of intangibles	1.1	0.7	77.7
Asset impairment charge	—	—	500.5
Restructuring and other charges	—	0.7	9.1
Write-off of acquired in-process research and development	—	—	4.2

Loss from operations	(7.4)	(22.4)	(666.7)
Interest income	1.6	3.0	7.1
Other income (expense), net	—	0.1	0.4

Loss from operations before income taxes	(5.8)	(19.3)	(659.2)
Income tax benefit	—	—	68.5

Net loss	(5.8)%	(19.3)%	(590.7)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Prepackaged Medications

Prepackaged medications revenue for the year ended December 31, 2003 decreased by 6.3%, or $3,126 from $49,298 in 2002 to $46,172 in 2003. The decrease reflects a reduction in the volume of prepackaged medications sold related to the termination of several less profitable customer relationships, the bankruptcy of a large customer during the first quarter of 2003, and lower revenue from occupational health customers, which tend to be more sensitive to general economic trends. This decrease in volume during 2003 was partially offset by pricing increases in both brand and generic prepackaged medications due to inflationary factors.

Gross profit for prepackaged medications for the year ended December 31, 2003 increased by 6.7%, or $615, from $9,254 in 2002 to $9,869 in 2003. Gross profit as a percentage of revenue increased to 21.4% in 2003 from 18.8% in 2002. The increase for both gross profit and gross profit as a percentage of revenue during 2003 was due primarily to more favorable buying arrangements with suppliers as well as the elimination of less profitable customer relationships. During the first half of 2002, we changed our primary wholesaler/distributor and negotiated more favorable buying arrangements. Our gross profit for 2003 realized the benefits from this new supplier contract for all of 2003 compared to a partial year in 2002. This one wholesaler/distributor, accounted for approximately 84% and 75% of all inventory purchases during 2003 and 2002, respectively.

Operating expenses for prepackaged medications for the year ended December 31, 2003 increased by 7%, or $116, from $1,667 in 2002 to $1,783 in 2003. The increase was due primarily to wage increases for the employee base in 2003 and the addition of a new executive of operations during the second half of 2003.

Software and Related Services

Software and related services revenue for the year ended December 31, 2003 increased by 42.4%, or $8,445, from $19,921 in 2002 to $28,366 in 2003. The increase reflects the implementation of our integrated content and clinical workflow products to new customers during 2003 as well as the add-on of additional software modules to existing customers. In addition, the increase in revenue in 2003 reflected AIC revenues from electronic document imaging and scanning solutions, which was acquired in August 2003.

Gross profit for software and related services for the year ended December 31, 2003 increased by 180.0%, or $9,201, from $5,115 in 2002 to $14,316 in 2003. Gross profit as a percentage of revenue increased to 50.5% in 2003 from 25.7% in 2002. The increase in both gross profit and gross profit as a percentage of revenue resulted from the increase in revenue combined with the reduction of our costs of implementation, training, and support by realizing improved efficiencies in those processes. In addition, our acquisition of AIC and its product line contributed to the gross profit increase in 2003. These gross profit improvements were partially offset by an increase in the amortization of capitalized software and an increase in revenue sharing commissions.

Operating expenses for software and related services for the year ended December 31, 2003 increased by 6.3%, or $1,045, from $16,663 in 2002 to $17,708 in 2003. The increase in operating expenses was primarily the result of a reduction in vendor sponsorships during 2003 compared to 2002, an increase in consulting costs during 2003, and the addition of operating expenses from AIC. These increases were partially offset by lower costs as a result of workforce reductions that took place in the first half of 2002 aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, and our decision to focus sales and service efforts on larger physician practices. During 2003 and 2002, development costs in the amount of $2,400 and $2,697, respectively, were capitalized pursuant to Statement of Financial Accounting Standards (FAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”

Information Services

Information services revenue for the year ended December 31, 2003 increased by 18.0%, or $1,720, from $9,583 in 2002 to $11,303 in 2003. The increase in information services revenue reflects an increase in the number of interactive physician education programs sold and completed, as well as the addition of revenue from our RxCentric acquisition in August 2003. Information services revenue grew at a slower pace in 2003 compared to 2002, at 18.0% and 130.8%, respectively. The decrease in the 2003 revenue growth rate was due primarily to pricing reductions given to our large pharmaceutical customers in 2003 and due to a more difficult sales environment resulting from the issues raised by the Office of Inspector General in 2003 regarding physician marketing activities by pharmaceutical manufacturers. We expect this environment to continue in the foreseeable future.

Gross profit for information services for the year ended December 31, 2003 increased 17.9%, or $985, from $5,502 in 2002 to $6,487 in 2003. The increase in gross profit was due to a higher number of physician education sessions completed in 2003 as compared to 2002, and increased efficiencies in our recruiting and program development processes. Gross profit as a percentage of revenue was flat on a year over year basis, at 57.4% in 2003 and 2002.

Operating expenses for information services for the year ended December 31, 2003 increased by 11.5%, or $339, from $2,947 in 2002 to $3,286 in 2003. The increase was due to the addition of expenses from our RxCentric acquisition, offset by reduced marketing efforts in emerging markets.

Corporate

Unallocated corporate expenses for the year ended December 31, 2003 decreased by 12.6%, or $2,043, from $16,275 in 2002 to $14,232 in 2003. This decrease was due primarily to workforce reductions, a reduction in bad debt expense due to improved accounts receivable management, a decrease in depreciation expense as a result of fixed assets that became fully depreciated in 2003 and a decrease in state franchise fees. These decreases in unallocated corporate expenses were partially offset by an accrual for sales and use tax considerations and an increase in intangible amortization expense due to the AIC acquisition.

Interest Income and Income Taxes

Interest income for the year ended December 31, 2003 decreased by 42.5%, or $1,022, from $2,406 in 2002 to $1,384 in 2003. The decrease was related to lower average cash and marketable securities balances in 2003 and a decrease in the average interest rates earned on our investments during 2003. The decrease in cash and marketable securities is primarily due to $16,084 used for acquisitions during the second half of 2003.

No tax provision or tax benefit for income taxes was recorded for the year ended December 31, 2003 and 2002 as we currently anticipate that annual income taxes payable will be minimal or zero, and we have provided a valuation allowance for our net deferred tax assets.

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

Operating expenses for prepackaged medications for the twelve months ended December 31, 2002 decreased by 6.6%, or $118, from $1,785 in 2001 to $1,667 in 2002. The decrease was due primarily to a reduction in sales and service costs in 2002.

Software and Related Services

Software and related service revenue for the twelve months ended December 31, 2002 increased by 16.5%, or $2,828, from $17,093 in 2001 to $19,921 in 2002. The increase reflects an increase in sales of our TouchWorks™ products, partially offset by lower revenue derived from our software sales to smaller physician practices as a result of a decision we made in 2001 to focus sales and service efforts on larger physician practices, and by our exit from unprofitable customer arrangements.

Gross profit for software and related services increased by $8,235, from a loss of $3,120 in 2001 to profit of $5,115 in 2002. The increase was due primarily to lower amortization expense of acquired software and lower depreciation expense due to the decision to exit unprofitable customer contracts, and higher revenue in 2002. Gross profit as a percentage of revenue increased from (18.3)% in 2001 to 25.7% in 2002. The increase was due primarily to lower amortization expense in 2002, along with higher revenue recognized in 2002, while cost of implementation, training, and support remained essentially the same from 2001 to 2002.

Operating expenses for software and related services for the twelve months ended December 31, 2002 decreased by 42.0%, or $12,041, from $28,704 in 2001 to $16,663 in 2002. The decrease was a result of workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, the decision to focus sales and service efforts on larger physician practices, and the subsidization of marketing expenses by our strategic partners. Also, during 2002, we capitalized $2,697 of software development costs compared to $52 in 2001 pursuant to FAS No. 86.

Information Services

Information services revenue increased by 130.8%, or $5,431, from $4,152 in 2001 to $9,583 in 2002. The increase in information services revenue reflects an increase in the number of interactive physician education programs sold and completed by Physicians Interactive™ .

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

Operating expenses for information services for the twelve months ended December 31, 2002 increased by 13.5%, or $350, from $2,597 in 2001 to $2,947 in 2002. The increase was due primarily to an increase in headcount costs for new 2002 programs.

Corporate

Unallocated corporate expenses for the twelve months ended December 31, 2002 decreased by $430,262, from $446,537 in 2001 to $16,275 in 2002. This decrease was due primarily to four items; (1) an asset impairment charge of $354,984 recorded during 2001 resulting from the review of the goodwill and intangible assets acquired in the 2001 purchase of Channelhealth, the 2000 purchase of Masterchart and Medifor, and other acquisitions; (2) the write-off in 2001 of acquired in-process research and development of $3,000 related to our acquisition of Channelhealth, Inc.; (3) amortization of intangible assets decreased by $54,555, from $55,095 in 2001 to $540 in 2002 as a result of the aforementioned intangible asset impairment charge taken in 2001; and (4) we recorded a $8,636 and $600 restructuring charge in 2001 and 2002, respectively, related to our restructuring plan initiated in July 2001. When excluding the effect of these four items in 2001 and 2002, unallocated corporate expenses decreased by 39.0%, or $9,687, from $24,822 in 2001 to $15,135 in 2002. The decrease in 2002 was primarily related to workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, the decision to focus sales and service efforts on larger physician practices, and the subsidization of marketing expenses by our strategic partners.

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

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2003. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary.”

	Quarter Ended
	2003				2002
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(unaudited)
Statements of Operations Data:
Revenue	$23,653	$22,488	$19,670	$20,030	$19,929	$20,006	$20,094	$18,773
Cost of revenue	14,341	13,833	13,153	13,842	14,086	14,770	15,124	14,951

Gross profit	9,312	8,655	6,517	6,188	5,843	5,236	4,970	3,822
Operating expenses:
Selling, general and administrative expenses	9,084	9,618	8,804	8,552	8,096	8,314	9,577	10,425
Amortization of intangibles	388	295	134	134	133	135	134	138
Restructuring and other charges	—	—	—	—	—	600	—	—

Loss from operations	(160)	(1,258)	(2,421)	(2,498)	(2,386)	(3,813)	(4,741)	(6,741)
Interest income and other income, net	276	340	350	392	338	614	779	717

Income (loss) before income taxes	116	(918)	(2,071)	(2,106)	(2,048)	(3,199)	(3,962)	(6,024)
Income taxes	—	—	—	—	—	—	—	—

Net income (loss)	$116	$(918)	$(2,071)	$(2,106)	$(2,048)	$(3,199)	$(3,962)	$(6,024)

Net income (loss) per share-basic and diluted	$0.00	$(0.02)	$(0.05)	$(0.05)	$(0.05)	$(0.08)	$(0.10)	$(0.16)

Our quarterly gross margins improved during 2003 compared to 2002 primarily due to the growth in our higher margin software and related services revenue combined with the reduction of related costs of implementation, training, and support. The gross margin improvement is also due to the growth in our information services revenue in 2003 and related increased efficiencies in recruiting and program development processes. These gross margin improvements during 2003 were partially offset by an increase in the quarterly amortization of capitalized software in 2003 compared to 2002. In addition, the acquisition of AIC during August 2003 had a favorable impact on our gross margin for the second half of 2003. Selling, general and administrative expenses decreased during the first half of 2003 compared to 2002, primarily due to workforce reductions that were aimed at improving efficiencies in light of acquisitions made during 2001 and 2000 and the decision to focus sales and service efforts on larger physician practices. Selling, general and administrative expenses increased during the second half of 2003 on a comparable basis, due primarily to the AIC and RxCentric acquisitions that occurred in August 2003 and increases in marketing and product development costs related to our TouchWorks™ suite of product offerings.

Liquidity and Capital Resources

At December 31, 2003, our principal sources of liquidity consisted of $13,336 of cash and cash equivalents and $37,973 of marketable securities for a total of $51,309 in cash, cash equivalents and marketable securities. Our working capital decreased by $27,034 in 2003, from $44,426 at December 31, 2002 to $17,392 as of December 31, 2003. The decrease is due primarily to the use of $16,084 of cash, cash equivalents and marketable securities for the acquisition of AIC and RxCentric and due to a change in the overall mix of marketable securities with a greater allocation to long-term investments. In addition, the decrease in working capital was affected by an increase in deferred revenue of $4,412 and an increase in accounts payable and accrued expenses of $3,569, which was driven by the acquisitions of AIC and RxCentric, and the overall growth experienced in our software and services and information services segments during 2003. At December 31, 2003, we had an accumulated deficit of $558,518.

Our operations and acquisition activity in the three year period ended December 31, 2003 have been funded by the cash and marketable securities that were already on hand. In 2003, our operations provided cash of $5,205, which also contributed to meeting our working capital needs.

Operating Activities

Net cash provided by operating activities was $5,205 for 2003 compared with $10,770 of cash used in operating activities during 2002. The year over year increase of $15,975 was primarily generated from an improvement in our net loss by $10,254, an improvement in accounts receivable of $5,894 due to a more focused collections effort in 2003, and better accounts payable cash management with our suppliers, which provided an improvement of $1,973 in 2003. These increases were partially offset by a decrease in cash from inventories of $1,711 on a comparable basis due to the 2002 sale of certain medications that we previously purchased in advance where shortages were expected.

Investing Activities

Net cash used in investing activities was $9,450 for 2003 compared to $7,893 of cash used during 2002. The increase of $1,557 was due primarily to $16,084 in net payments for the acquisition of AIC and certain assets of RxCentric during the second half of 2003, the year over year change in net cash proceeds from the maturity of marketable securities of $13,387, and the decrease of capital expenditures by $968 in 2003.

Financing Activities

Net cash provided by financing activities was $334 for 2003 compared to $1,786 cash provided in 2002. This decrease of $1,452 is due primarily to the receipt of $1,982 from the sale of 379 shares of common stock to a strategic partner in the first quarter of 2002, partially off-set by an increase in proceeds of $533 received from the exercise of stock options.

Future Capital Requirements

Our primary future cash needs will be to fund working capital, capital expenditures, product development and AIC integration costs, sales and use tax considerations, and approximately $2,200 in remaining acquisition payments related to our AIC and RxCentric acquisitions. Currently, we have no material commitments for capital expenditures, although we anticipate capital expenditures in the range of $2,500 to $3,000 in 2004. Our capital expenditure estimate for 2004 represents an increase over the 2003 level due to several improvements and upgrades we have planned for our information systems in 2004.

We believe that our cash flow from operations in 2004 and our cash, cash equivalents, and marketable securities of $51,309 as of December 31, 2003, will be sufficient to meet the anticipated cash needs of our current business for the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. No such transactions are contemplated at this time.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations in 2004, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Beyond 5 Years
Contractual obligations:
Non-cancelable capital leases	$30	$15	$15	$—	$—
Non-cancelable operating leases	5,953	1,289	2,346	1,870	448
Acquisition payment obligations	2,200	400	1,800	—	—

Total contractual obligations	$8,183	$1,704	$4,161	$1,870	$448

Our acquisition payment obligations consist of a $400 holdback provision with RxCentric and a $1,800 holdback provision with AIC. The holdback amounts were established to provide for certain contingencies and financial items, as defined. In addition, pursuant to the RxCentric purchase agreement, we could be obligated to pay additional consideration of up to $1,750 based upon the revenue of our PI business in the twelve month period following the closing date of August 8, 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The adoption of FIN 46 did not have any impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (FAS 149). This statement amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application. The adoption of FAS 149 did not have an impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150).” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. In November 2003, the FASB decided to defer the effective date of certain provisions of FAS 150. We do not expect adoption of this pronouncement to have an impact on our consolidated financial position or results of operations.

On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. The adoption of SAB No. 104 did not have a material impact on our consolidated financial position or results of operations.

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

Risks Related to Allscripts Healthcare Solutions, Inc.

If physicians do not accept our products and services, or delay in making decisions regarding the purchase of our products and services, our growth will be impaired.

Our business model depends on our ability to sell our TouchWorks™, Physicians Interactive™ and AIC products and services to physicians and other healthcare providers and to generate usage by a large number of physicians. We have not achieved this goal with previous or currently available versions of our TouchWorks™, Physicians Interactive™ and AIC products and services. Physician acceptance of our products and services will require physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians will integrate our products and services into their office work flow or that participants in the pharmaceutical healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians and other healthcare participants or if we fail to position our services as a preferred method for pharmaceutical healthcare delivery and information management, our prospects for growth will be diminished.

The duration of the sales cycle for our current TouchWorks™ product, document imaging and scanning solutions, and physician education services depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, and is difficult to predict. Our marketing efforts with respect to large healthcare organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in the wake of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

We have historically experienced losses and we may not be profitable in the future.

We have historically experienced losses and cannot assure you that we will become profitable in the near future, if ever. For the year ended December 31, 2003, we had a net loss of $4,979. We cannot be certain that we will achieve profitability, and even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Because our business model is unproven, our operating history is not indicative of our future performance, and our business is difficult to evaluate.

Because our business model has changed and evolved in recent years, we do not have an extensive operating history upon which you can evaluate our prospects. In implementing our business model, we significantly changed our business operations, sales and implementation practices, customer service and support operations and management focus. We also face new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below.

Our business will be harmed if we cannot maintain our strategic alliance agreement and the cross license agreement with IDX or if we are unable to enter into and maintain relationships with IDX customers.

In 2001, we entered into a 10-year strategic alliance agreement with IDX pursuant to which Allscripts and IDX agreed to coordinate product development and align our respective marketing processes. Under this agreement, IDX granted us the exclusive right to market, sell, license and distribute ambulatory point-of-care and clinical application products to IDX customers. This agreement does not, however, limit IDX’s continued development and distribution of its own “LastWord (n/k/a CareCast)” or radiology products and services. Our business strategy includes targeting current and prospective IDX customers and their affiliates. If we fail to successfully implement that business strategy, we may not be able to achieve projected results. If the strategic alliance agreement were terminated, our services might not be as attractive to IDX customers and we may not have access to this important customer base. In such an event, IDX might enter into arrangements that would allow our competitors to utilize IDX technology and IDX could compete against us, and we may not be able to align with another company to market and distribute our products on as favorable a basis as that represented by the IDX strategic alliance. If any of these situations were to occur, our expected revenues may be lower, and our business may be harmed. In addition, prior to the termination of this agreement, we cannot allow certain specified IDX direct competitors to market, distribute or sell our services, even if that agreement would benefit our business.

We also have a cross license and software maintenance agreement with IDX pursuant to which we granted IDX a license to use, market and sublicense our products combined with IDX products, and IDX granted us a license to use, market and sublicense IDX software for use with our products. If this agreement is terminated, we will not have access to certain IDX software, harming our ability to integrate our services with IDX systems and provide real-time data synchronization. This would make our systems less desirable to IDX customers and would harm our business.

Our business will not be successful unless we establish and maintain additional strategic relationships.

To be successful, we must establish and maintain strategic relationships with leaders in a number of healthcare and Internet industry segments. This is critical to our success because we believe that these relationships will enable us to:

•	extend the reach of our products and services to a larger number of physicians and to other participants in the healthcare industry;

•	develop and deploy new products;

•	further enhance the Allscripts brand; and

•	generate additional revenue and cash flows

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

Once we have established strategic relationships, we will depend on our partners’ ability to generate increased acceptance and use of our products and services. To date, we have established only a limited number of strategic relationships, and many of these relationships are in the early stages of development and may not achieve the objectives that we seek.

We have limited experience in establishing and maintaining strategic relationships with healthcare and Internet industry participants. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business will suffer.

If we are unable to successfully integrate the RxCentric and AIC acquisitions or otherwise implement our acquisition strategy, our ability to expand our product and service offerings and our customer base may be limited.

The successful integration of acquired businesses is critical to our success. Prior to our acquisition of AIC, we maintained a strategic partnership with AIC, allowing us to offer digital imaging functionality to clients through the TouchWorks™ Scan™ module. The acquisition of AIC is intended to further increase our sales capacity in both our TouchWorks™ and Physicians Interactive™ business units, expand our product offering, and gain a number of new client relationships. Similarly, the acquisition of certain assets and assumed liabilities of RxCentric is intended to improve our ability to recruit physicians to participate in interactive education programs, leverage RxCentric’s technologies to complement our portfolio of solutions, and enhance domestic and emerging international market operations for our Physicians Interactive™ business unit. Such acquisitions involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management’s attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of key employees of the acquired company and our inability to maintain the goodwill of the acquired businesses. If we fail to successfully integrate these acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for AIC and RxCentric.

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

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to intangible assets, all of which could have a material adverse effect on our business, financial condition, operating results and prospects. We have taken, and, if an impairment occurs, could take, charges against earnings in connection with acquisitions.

If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business prospects will be impaired.

The successful implementation of our business model depends on our ability to adapt to changing technologies and introduce new products. We cannot assure you that we will be able to introduce new products on schedule, or at all. In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our new product releases and services before or after commercial release, which would result in product redevelopment costs and loss of, or delay in, market acceptance. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have a material adverse effect on our business prospects.

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the Internet and healthcare information markets are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. An unexpectedly large increase in the volume or pace of traffic on our web site or the number of orders placed by customers may require us to expand and further upgrade our technology. We may not be able to project the rate or timing of increases in the use of our web site accurately or to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business because we may incur unexpected expenses and be unable to meet our customers’ requirements.

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

Our business plan is predicated on our proprietary systems and technology, including TouchWorks™, document imaging and scanning solutions, and physician education products. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of technology. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result.

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

To succeed, we must be able to operate our systems without interruption. Certain of our communications and information services are provided through our service providers. Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including without limitation: (i) power loss and telecommunications failures; (ii) software and hardware errors, failures or crashes; (iii) computer viruses and similar disruptive problems; and (iv) fire, flood and other natural disasters.

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

We cannot be certain that additional financing will be available to us on favorable terms, or at all. If adequate financing is not available or is not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited.

If our content and service providers fail to perform adequately, our reputation in the marketplace and results of operations could be adversely affected.

We depend on independent content and service providers for many of the benefits we provide through our TouchWorks™ system and our physician education applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews and the routing of transaction data to third-party payers. Any problems with our providers that result in interruptions of our services or a failure of our services to function as desired could damage our reputation in the marketplace and have a material adverse effect on our results of operations. We may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

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

If we are forced to reduce our prices, our results of operations could suffer.

We expect to derive a significant portion of our revenue from sales, including sales over the Internet, of prepackaged medications to physicians. We may be subject to pricing pressures with respect to our future sales of prepackaged medications arising from various sources, including practices of managed care organizations, Internet pharmacies, including those operating in Canada and other countries foreign to the United States, and government action affecting pharmaceutical reimbursement under Medicare. Our customers and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, and increase emphasis on competition and other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing of prepackaged medications experiences significant downward pressure, our business will be less profitable.

If we are unable to maintain existing relationships and create new relationships with managed care payers, our prospects for growth may suffer.

We rely on managed care organizations to reimburse our physician customers for prescription medications dispensed in their offices. While many of the leading managed care payers and pharmacy benefit managers currently reimburse our physicians for in-office dispensing, none of these payers are under a long-term obligation to do so. If we are unable to increase the number of managed care payers that reimburse for in-office dispensing, or if some or all of the payers who currently reimburse physicians decline to do so in the future, utilization of our products and, therefore, our growth will be impaired.

If we incur costs exceeding our insurance coverage in lawsuits pending against us or that are brought against us in the future, it could materially adversely affect our financial condition.

We are a defendant in numerous multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. In the event we are found liable in any lawsuits filed against us, and if our insurance coverage were inadequate to satisfy these liabilities, it could have a material adverse effect on our financial condition. See “Legal Proceedings”.

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

Risks Related to Our Industry

If the healthcare environment becomes more restrictive, or if we do not comply with healthcare regulations, our existing and future operations may be curtailed, and we could be subject to liability.

As a participant in the healthcare industry, our operations and relationships are regulated by a number of federal, state and local governmental entities. Because our business relationships with physicians are unique, and the healthcare electronic commerce industry as a whole is relatively young, the application of many state and federal regulations to our business operations is uncertain. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. This industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition or results of operations. Future regulation of our business practices or those of our customers may adversely affect us.

Recent government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and industry groups such as the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. New national standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for health care information. The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities. Generally, the HIPAA standards directly affect Covered Entities, defined as “health care providers, health care payers, and health care clearinghouses”. In addition, the Privacy Standards affect third parties that create or access Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates”. Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified “satisfactory assurances” that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations to support the covered entity’s own HIPAA compliance. Most of our customers are Covered Entities. Additionally, Covered Entities will be required to adopt a unique standard National Provider Identifier (NPI), for use in filing and processing health care claims and other transactions. We believe that the principal effects of HIPAA are, or will be, first, to require that our systems be capable of being operated by our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities must be in compliance with the Security Standards by April 20, 2005, and must use NPIs in standard transactions no later than the compliance dates, which are May 23, 2007, for all but small health plans and one year later for small health plans. We believe that our systems and products are capable of being used by our customers in compliance with the Transaction Standards and are, or will be, capable of being used by our customers in compliance with the Security Standards and the NPI requirements. However, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the future impact of HIPAA on our business and operations. Additionally, certain state laws are not pre-empted by the HIPAA Standards and may impose independent obligations upon our customers or us.

Specific risks include, but are not limited to, risks relating to:

•	Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of e-commerce in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. It is possible that aspects of our TouchWorks software tools could become subject to government regulation. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable. We cannot predict the effect of possible future legislation and regulation.

•	Claims Transmission. As part of our services provided to physicians, our system will electronically transmit claims for prescription medications dispensed by a physician to many patients’ payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit a claim to any payer, including, for example, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that over-bills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customer is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. The HIPAA Transaction Standards and the HIPAA Security Standards will also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations.

•	Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of confidential medical information, we could be subject to liability, fines and lawsuits, termination of our customer contracts, or our operations could be shut down. Additionally, in the event that the Privacy Standards and other HIPAA compliance requirements change or are interpreted in a way that requires material change to the way in which we do business, it could have a material adverse effect on our business, results of operations and prospects. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. Such legislation may require holders of such information to implement additional security measures that may require substantial expenditures. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

•	Medical Devices. The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

•	register and list our products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

•	obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, we would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA’s policy with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

•	eDetailing. Our pharmaceutical and medical device clients use PI eDetailing programs to provide physicians with valuable and up-to-date information about various medications and medical products, as well as to collect feedback from physician opinion leaders and other experts. Pharmaceutical marketing activities are subject to various regulatory and compliance initiatives, including a new industry-sponsored ethics initiative developed by the Pharmaceutical Research and Manufacturers of America (“PhRMA Code”) and the final Compliance Program Guidance for Pharmaceutical Manufacturers issued on April 28, 2003, by the HHS Office of Inspector General (OIG). Such initiatives articulate concerns, recommendations and standards concerning a variety of pharama marketing activities and issues, including kickback concerns, discounts, switching arrangements, research/consulting/advisory payments, and gifts/entertainment/other remuneration, among others. Additionally, as a sender of electronic mail in connection with some of our educational programs, we are subject to the CAN-SPAM Act of 2003. We believe that our programs and activities comply with applicable laws and regulations, and are consistent with PhRMA Code and OIG recommendations and standards. However, if our physician educational programs were found to be conducted in a manner inconsistent with such laws, regulations or initiatives, or if we are required to materially change to the way in which we do business in order in order to conform with such laws, regulations and initiatives, our business, results of operations and prospects would be adversely affected.

•

Licensure and Physician Dispensing. As a repackager and distributor of drugs, we are subject to regulation by and licensure with the Food and Drug Administration (FDA), the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA’s “good manufacturing practices.” We are subject to periodic inspections of our facilities by regulatory authorities, and adherence to policies and procedures for compliance with applicable legal requirements. Because the FDA’s good manufacturing practices were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce. If we do not maintain all necessary licenses, or the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations against drug repackagers or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down.

While physician dispensing of medications for profit is allowed in most states, as highlighted above, it is possible that certain states may enact legislation or regulations prohibiting, restricting or further regulating physician dispensing. Similarly, while a July 2002 Opinion the American Medical Association’s Council on Ethical and Judicial Affairs (CEJA) provides in relevant part that “Physicians may dispense drugs within their office practices provided such dispensing primarily benefits the patient”, the AMA has historically taken inconsistent positions on physician dispensing and past Reports of the CEJA have opposed the in-office sale of health-related products by physicians, and it is possible that the CEJA may in the future oppose the in-office sale of health-related products by physicians. Any such state legislative prohibitions or CEJA opposition of physician dispensing could adversely affect us.

Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as “Stark II,” applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician’s dispensing of outpatient prescription drugs, provided that the physician meets the requirements of the exception. We believe that the physicians who use our system or dispense drugs distributed by us are aware of these requirements, since they are generally well known in the health care industry, but we do not monitor their compliance and have no assurance that our customers are in material compliance with Stark II, either pursuant to the in-office ancillary services exception or another applicable exception. If it were determined that the physicians who use our system or dispense pharmaceuticals purchased from us were not in compliance with Stark II, it could have a material adverse effect on our business, results of operations and prospects.

As a distributor of prescription drugs to physicians, we are subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods, including drugs, covered by the programs. The anti-kickback law provides a number of exceptions or “safe harbors” for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws. If, however, it were determined that we, as a distributor of prescription drugs to physicians, were not in compliance with the federal anti-kickback statute, we could be subject to liability, and our operations could be curtailed. Moreover, if the activities of our customers or other entity with which we have a business relationship were found to constitute a violation of the federal anti-kickback law and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, we could be subject to sanction or liability under such laws, including our exclusion from government health programs. As a result of exclusion from government health programs, our customers would not be permitted to make any payments to us.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and other initiatives at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. While no federal price controls are included in the Medicare Prescription Drug, Improvement and Modernization Act, any legislation that reduces physician incentives to dispense medications in their offices could adversely affect physician acceptance of our products. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, government regulation could alter the clinical workflow of physicians and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance our products and services.

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

Risks Related to Our Stock

The public market for our common stock has been and may continue to be volatile.

The market price of our common stock is highly volatile and could fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new services or products by our competitors or us;

•	changes in financial estimates by securities analysts;

•	conditions and trends in the electronic healthcare information, Internet, e-commerce and pharmaceutical markets; and

•	general market conditions and other factors.

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

Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products and services, the sales, service and implementation cycles for our TouchWorks system, document imaging and scanning solutions, and physician education products and services and other factors described in this “Risk Factors” section of this report. For example, all other factors aside, sales of our prepackaged medications have historically been highest in the fall and winter months. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Safe Harbor for Forward-Looking Statements

This report and statements we make or our representatives make contain forward-looking statements that involve risks and uncertainties, including those discussed above and elsewhere in this report. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Recognize these statements for what they are and do not rely upon them as facts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

As of December 31, 2003, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of December 31, 2003, we had cash, cash equivalents and marketable securities in financial instruments of $51,309. Maturities range from less than one month to approximately 30 years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of December 31, 2003, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income by approximately $513.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

/s/ KPMG LLP

Chicago, Illinois

February 19, 2004

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$13,336	$17,247
Marketable securities	3,435	19,117
Accounts receivable, net of allowances of $3,128 in 2003 and $3,876 in 2002	18,219	18,659
Other receivables	237	747
Inventories	3,249	3,988
Prepaid expenses and other current assets	3,863	3,037

Total current assets	42,339	62,795
Long-term marketable securities	34,538	28,922
Fixed assets, net	2,237	4,384
Software development costs, net	4,040	2,676
Intangible assets, net	12,074	4,060
Goodwill	14,285	733
Other assets	879	783

Total assets	$110,392	$104,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,082	$4,488
Accrued expenses	5,558	3,583
Accrued compensation	2,244	2,611
Accrued restructuring and other charges	104	1,140
Deferred revenue	10,959	6,547

Total current liabilities	24,947	18,369
Other liabilities	2,055	163

Total liabilities	27,002	18,532
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 39,050 and 38,427 shares issued and outstanding at December 31, 2003 and 2002, respectively	391	385
Additional paid-in capital	641,415	638,694
Unearned compensation	—	(78)
Accumulated deficit	(558,518)	(553,539)
Accumulated other comprehensive income	102	359

Total stockholders’ equity	83,390	85,821

Total liabilities and stockholders’ equity	$110,392	$104,353

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenue:
Prepackaged medications	$46,172	$49,298	$49,672
Software and related services	28,366	19,921	17,093
Information services	11,303	9,583	4,152

Total revenue	85,841	78,802	70,917
Cost of revenue:
Prepackaged medications	36,303	40,044	41,532
Software and related services	14,050	14,806	20,213
Information services	4,816	4,081	2,338
Restructuring and other charges	—	—	2,201

Total cost of revenue	55,169	58,931	66,284

Gross profit	30,672	19,871	4,633
Operating expenses:
Selling, general and administrative expenses	36,058	36,412	57,908
Amortization of intangibles	951	540	55,095
Asset impairment charge	—	—	354,984
Restructuring and other charges	—	600	6,435
Write-off of acquired in-process research and development	—	—	3,000

Loss from operations	(6,337)	(17,681)	(472,789)
Interest income	1,384	2,406	5,055
Other income (expense), net	(26)	42	259

Loss from operations before income taxes	(4,979)	(15,233)	(467,475)
Income tax benefit	—	—	48,544

Net loss	$(4,979)	$(15,233)	$(418,931)

Net loss per share—basic and diluted:	$(0.13)	$(0.40)	$(11.07)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	38,621	38,337	37,835

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 2000	—	$—	29,417	$294	$411,081	$(1,097)	34	$(68)	$(119,375)	$140	$290,975

Issuance of 8,593 shares of common stock in connection with acquisitions and option conversions			8,593	86	225,844						225,930
Issuance of 40 shares of common stock under option and warrant agreements			40	1	22						23
Compensation expense					(192)	693					501
Net loss									(418,931)		(418,931)	$(418,931)
Unrealized gain on marketable securities, net of tax of $91										136	136	136

Total comprehensive loss												$(418,795)

Balance at December 31, 2001.	—	$—	38,050	$381	$636,755	$(404)	34	$(68)	$(538,306)	$276	$98,634

Issuance of 379 shares of common stock, net of transaction costs			379	4	1,978						1,982
Issuance of 32 shares of common stock under option and warrant agreements	—	—	32	—	26						26
Retirement of 34 shares of common stock held in treasury			(34)		(68)		(34)	68			—
Compensation expense					3	326					329
Net loss									(15,233)		(15,233)	$(15,233)
Unrealized gain on marketable securities, net of tax of $0										83	83	83

Total comprehensive loss												$(15,150)

Balance at December 31, 2002	—	$—	38,427	$385	$638,694	$(78)	—	$—	$(553,539)	$359	$85,821

Issuance of 623 shares of common stock under option and warrant agreements			623	6	553						559
Compensation expense						78					78
Issuance of stock options in connection with acquisitions					2,168						2,168
Net loss									(4,979)		(4,979)	$(4,979)
Unrealized loss on marketable securities, net of tax of $0										(257)	(257)	(257)

Total comprehensive loss												$(5,236)

Balance at December 31, 2003	—	$—	39,050	$391	$641,415	$—	—	$—	$(558,518)	$102	$83,390

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(4,979)	$(15,233)	$(418,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,932	5,558	68,010
Write-off of acquired in-process research and development	—	—	3,000
Restructuring and other charges	—	600	8,636
Non-cash compensation expense	78	329	501
Realized gain on investments	(95)	(122)	(348)
Asset impairment charge	—	—	354,984
Deferred taxes	—	—	(48,544)
Provision for doubtful accounts	558	896	994
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	851	(5,043)	(2,377)
Other receivables	510	(76)	4,748
Inventories	739	2,450	(1,539)
Prepaid expenses and other assets	—	(117)	(438)
Accounts payable	1,301	(672)	(1,462)
Accrued compensation	(761)	(262)	143
Accrued restructuring and other charges	(1,036)	(1,807)	(2,119)
Accrued expenses	1,539	36	(119)
Deferred revenue	1,505	2,665	1,901
Other liabilities	63	28	—

Net cash provided by (used in) operating activities	5,205	(10,770)	(32,960)
Cash flows from investing activities:
Capital expenditures	(685)	(1,653)	(3,637)
Purchase of marketable securities	(52,162)	(35,473)	(53,635)
Maturities of marketable securities	61,881	31,805	53,368
Capitalized software development costs	(2,400)	(2,697)	(52)
Payments for acquisitions, net of cash acquired	(16,084)	125	(5,305)

Net cash used in investing activities	(9,450)	(7,893)	(9,261)
Cash flows from financing activities:
Payments of capital lease obligations	(225)	(222)	(191)
Proceeds from issuance of common stock, net of transaction costs	—	1,982	—
Proceeds from exercise of common stock options and warrants	559	26	23

Net cash provided by (used in) financing activities	334	1,786	(168)

Net decrease in cash and cash equivalents	(3,911)	(16,877)	(42,389)
Cash and cash equivalents, beginning of year	17,247	34,124	76,513

Cash and cash equivalents, end of year	$13,336	$17,247	$34,124

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share amounts)

1. Nature of Business

Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, (collectively referred to as “Allscripts”), is a provider of clinical software and information solutions for physicians. Our offerings fall into three business segments. Allscripts’software and services segment is comprised primarily of its TouchWorks™ software business and its Advanced Imaging Concepts (AIC) electronic document imaging and scanning solutions business. TouchWorks™ is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a Tablet PC, wireless handheld device or desktop workstation to automate the most common physician activities. Through Allscripts’  acquisition of AIC in August 2003, it offers electronic document imaging and scanning solutions. Allscripts’ information services segment is comprised primarily of its Physicians Interactive™ (PI) business. Our acquisition of certain assets of RxCentric during August 2003 have been fully integrated into the PI business. PI links physicians with pharmaceutical companies, managed care and medical suppliers using interactive education sessions to provide product information to the physician. Allscripts’ prepackaged medications segment is comprised of its Allscripts Direct™ business. Allscripts Direct™ provides point-of-care medication management solutions for physicians and other healthcare providers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at December 31, 2003 and 2002 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	December 31,
	2003	2002
Cash and cash equivalents:
Cash	$3,609	$4,270
Money market funds	2,232	3,077
Corporate debt securities	7,495	9,900

	13,336	17,247
Short-term marketable securities:
Corporate debt securities	2,164	12,060
U.S. government and agency debt obligations	1,271	4,060
Certificates of deposit	—	2,997

	3,435	19,117
Long-term marketable securities:
U.S. government and agency debt obligations (contractual lives ranging from 1 - 30 years)	13,524	11,176
Corporate debt securities (contractual lives ranging from 1 - 26 years)	21,014	17,746

	34,538	28,922

Total cash, cash equivalents and marketable securities	$51,309	$65,286

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

Net unrealized gains (losses) were $(1) and $103 under short-term and long-term marketable securities, respectively, as of December 31, 2003. Net unrealized gains were $105 and $439 under short-term and long-term marketable securities, respectively, as of December 31, 2002. Gross unrealized gains and losses as of December 31, 2003 and 2002 were $142 and $(40), and $552 and $(8), respectively. Net realized gains were $95, $122 and $348 for the years ended December 31, 2003, 2002 and 2001, respectively. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the designation at each balance sheet date. As of December 31, 2003 and 2002, marketable debt securities were classified as available-for-sale and carried at their fair value, with the unrealized gains and losses reported net-of-tax in a separate component of stockholders’ equity.

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income.

Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition of Allscripts’ customer base. Allscripts reviews the collectibility of individual accounts and assesses the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allscripts does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories, which consist primarily of medications, are carried at the lower of cost or market with cost being determined using the specific identification method.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Upon asset retirement or other disposition, cost and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the consolidated statements of operations. Amounts expended for repairs and maintenance are charged to operations as incurred.

Website Costs

Allscripts’ website costs consist of the costs to develop features that enable users to perform functions online, hosting costs and costs to develop content and graphics. Allscripts accounts for website development costs in accordance with Emerging Issues Task Force (EITF) Issue 00-2, “Accounting for Website Development Costs.” Costs associated with content changes and maintenance incurred subsequent to the launch of the website have been expensed as incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Allscripts adopted the provisions of FAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. FAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Within six months of the adoption of FAS No. 142, Allscripts performed a transitional test to assess whether there was an indication that goodwill was impaired as of the date of adoption. No indicators of impairment for any reporting unit were identified as a result of the transitional impairment test. Allscripts has selected January 1 as the date of its annual impairment test of goodwill. No indicators of impairment were identified as a result of its annual impairment test performed on January 1, 2004.

Prior to the adoption of FAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 2 - 8 years and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

Intangible assets with estimable useful lives are stated at cost and are amortized using the straight-line method over the remaining estimated economic lives of those assets, including the period being reported on.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

As of January 1, 2002, Allscripts adopted FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated fair value of assets is determined by estimating the present value of future cash flows expected to be generated by the asset. Prior to the adoption of FAS No. 144, Allscripts accounted for long-lived assets in accordance with the provisions of FAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Software Development Costs

Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. During 2003, 2002 and 2001, development costs in the amount of $2,400, $2,697 and $52, respectively, were capitalized. Prior to 2001, development costs of Allscripts’ software were not capitalized because its recoverability was uncertain since market acceptance of the software had not been achieved. The unamortized balance of capitalized software at the end of 2003 and 2002 was $4,040 and $2,676, respectively. Upon the availability for general release, Allscripts commences amortization of the software on a product by product basis. Amortization is recorded based upon the greater of the ratio that current gross revenues for a product are to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product, including the period being

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

reported on, which is estimated to be three years. Amortization of capitalized software development costs amounted to $1,043, $73, and $0 for 2003, 2002 and 2001, respectively. Software development costs of $5,050, $4,318, and $8,008 have been expensed in 2003, 2002 and 2001, respectively.

At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset are written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy Allscripts’ responsibility set forth at the time of sale.

Income Taxes

Deferred tax assets or liabilities are established for temporary differences between financial and tax reporting bases and for tax carryforward items and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

Revenue Recognition

Revenue from the sale of medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the provisions of FAS No. 48, “Revenue Recognition When Right of Return Exists.”

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for under American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts.” Allscripts recognizes revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized as amounts become due and payable.

Prior to January 1, 2003, Allscripts’ previously-disclosed policy was to recognize revenue on an output basis as contract milestones were reached. Allscripts has concluded that the input basis more closely reflects the revenue earnings process in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2003 and 2002, respectively, there was $1,066 and $690 of revenue earned on contracts in excess of billings, which is included in the balance of accounts receivable, and $4,765 and $3,159 of billings in excess of revenue earned on contracts in progress, which is included in the balance of deferred revenue. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is accounted for under SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue is recognized upon shipment of the software or as services are performed,

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue to be recognized for each separate element of a multiple- element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. For agreements which are deemed to have extended payment terms, revenue is recognized as amounts become due over the term of the agreement.

In November 2002, EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003.

Our customer arrangements in the information services segment encompass multiple deliverables. We account for these arrangements in accordance with EITF 00-21. If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized on a straight-line basis over the term of the arrangement. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement. The adoption of EITF 00-21 during the second half of 2003 did not have a significant effect on our revenue recognition in our information services segment due to the methodology utilized prior to EITF 00-21 having very similar accounting treatment for multiple deliverables.

In November 2001, the EITF issued Consensus 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements for “Out-of-Pocket’ Expenses Incurred,” which requires that reimbursements for out-of-pocket expenses be classified as revenue in the statement of operations. The consensus is effective for fiscal years beginning after December 15, 2001. Allscripts has adopted EITF 01-14 and reimbursements are recorded as revenue. Out-of-pocket expenses reimbursed by customers that were classified as revenue for the years ended December 31, 2003, 2002 and 2001 were $606, $584 and $163, respectively.

Stock-Based Compensation

At December 31, 2003, Allscripts had three stock-based employee compensation plans, which are more fully described in Note 9. Allscripts applies the provisions of FAS No. 123, “Accounting for Stock-Based Compensation.” As allowed by FAS No. 123, Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans. Allscripts has adopted the disclosure provisions required by FAS No. 123.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net loss and net loss attributable to common stockholders per share for the years ended would have been increased as follows:

	2003	2002	2001
Net loss, as reported	$(4,979)	$(15,233)	$(418,931)
Add: Stock-based compensation cost included in net loss, as reported	78	329	501
Deduct: Stock-based compensation cost determined under fair value based method for all awards	(19,655)	(18,768)	(16,944)

Pro forma net loss	$(24,556)	$(33,672)	$(435,374)
Net loss per share attributable to common stockholders—basic and diluted, as reported	$(0.13)	$(0.40)	$(11.07)
Pro forma net loss per share attributable to common stockholders—basic and diluted	$(0.64)	$(0.88)	$(11.50)

Under FAS 123, compensation expense representing fair value of the option grant is recognized over the vesting period using a straight-line method.

For purposes of the FAS 123 pro forma net loss and net loss per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in determining fair value are as follows:

	2003	2002	2001
Risk-free interest rate	2.23%	3.95%	4.67%
Option life (years)	4	4	4
Volatility	110%	123%	132%
Dividend rate	—%	—%	—%

For the years ended December 31, 2003, 2002 and 2001, the weighted-average fair value of options granted was $2.62, $2.41 and $4.75, respectively.

Manufacturer Rebates

Rebates from suppliers are recorded as a reduction of cost of revenue and are generally recognized on an estimated basis upon shipment of the product to customers. The difference between the amount estimated and the amount actually received is reflected prospectively as a change of estimate. These revisions have not been material.

Comprehensive Loss

Allscripts accounts for comprehensive loss in accordance with FAS No. 130, “Reporting Comprehensive Income.” Allscripts accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on marketable securities. As of December 31, 2003 and 2002, Allscripts had a balance of net unrealized gains on marketable securities of $102 and $544, respectively.

The components of comprehensive loss were as follows:

	2003	2002	2001
Net loss	$(4,979)	$(15,233)	$(418,931)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of taxes	(257)	83	136

Comprehensive loss	$(5,236)	$(15,150)	$(418,795)

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

Net Loss Per Share

Allscripts accounts for net loss per share in accordance with FAS No. 128, “Earnings per Share.” FAS No. 128 requires the presentation of “basic” loss per share and “diluted” loss per share. Basic loss per share is computed by dividing the net loss by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

In accordance with FAS No. 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock from the calculation of diluted loss per share because all such securities are anti-dilutive for all periods presented.

Shares of common stock issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were as follows at December 31:

	2003	2002	2001
Stock options	10,303	7,233	6,571
Warrants	3	3	8

Total	10,306	7,236	6,579

Fair Value of Financial Instruments

Cash, cash equivalents and marketable securities are reported at their fair values in the balance sheets with the corresponding mark-to-market adjustments recorded as other comprehensive income (loss) in stockholders’ equity. The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Risks and Uncertainties

Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with one major commercial bank and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements, if appropriate. The provision for doubtful accounts aggregated $558, $896 and $994 in 2003, 2002 and 2001, respectively.

The majority of revenue is derived from customers located in the United States. All long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in 2003, 2002 or 2001.

Allscripts purchases a majority of its drug inventories under a contractual agreement with one wholesaler/distributor, which accounted for approximately 84% and 75% of all inventory purchases during 2003 and 2002,

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

respectively. Allscripts changed its primary wholesaler/distributor at the beginning of 2002. In 2001, purchases with a different supplier accounted for approximately 68% of all inventory purchases. At December 31, 2003 and 2002, approximately 56% and 51%, respectively, of accounts payable related to these purchases. Allscripts is exposed to risk of loss of revenue and customers in the event of a breach of contract or nonperformance by this wholesaler/distributor resulting in restriction of or diminished availability of inventory. In addition, if Allscripts does not meet certain minimum purchasing requirements with its primary wholesaler/distributor, it may increase the prices that Allscripts pays under the agreement, in which case Allscripts would have the option to terminate the agreement. However, Allscripts does not anticipate that a breach of contract or any nonperformance will occur. In the event it did, Allscripts believes that there are several other available wholesalers/distributors, which would be able to provide the necessary inventories to Allscripts on a timely basis such that no material loss would occur.

Allscripts provides its software customers with a standard 90-day product warranty beginning with live use of the software. If a software product is found to have a material defect that causes the product not to operate in accordance with the software specifications, Allscripts will deliver any necessary alterations to the customer.

Allscripts is a defendant in various multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas beginning in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, Allscripts has been indemnified by the primary manufacturer of the drugs at issue in these cases. Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts’ insurance coverage and its indemnity from the drug manufacturer is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits.

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

3. Business Combinations

On August 1, 2003, Allscripts acquired 100% of the outstanding common stock of AIC, a provider of document imaging, scanning and management software for the medical industry. Allscripts acquired AIC to include its electronic document imaging and scanning solutions into its suite of clinical software product

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

offerings and AIC also provides a product offering for the small and independent physician practices. AIC’s results are included in Allscripts’ results of operations from the date of acquisition. The purchase price of $18,981 included the issuance of 474 common stock options in exchange for existing AIC common stock options, with a value of $1,242, and the granting of an additional 431 common stock options, with a value of $1,000. A purchase price holdback obligation totaling $1,800 was established to provide for certain contingencies and financial items, as defined. The holdback period is for 18 months following the closing of the acquisition. At the date of acquisition, the estimated fair value of the total assets and liabilities acquired was approximately $21,050 and $2,069, respectively. Allscripts recorded $10,269 and $8,869, respectively, of goodwill and intangible assets in connection with the acquisition. The $10,269 of goodwill was assigned to the software and related services segment. Of that total amount, none is expected to be deductible for tax purposes. Of the $8,869 of acquired intangible assets, $2,700 was assigned to registered trademarks, which are not subject to amortization. The remaining $6,169 has a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include proprietary technology of $4,600 (5-year weighted-average useful life), customer relationships of $1,520 (10-year weighted-average useful life) and employment agreements of $49 (2-year weighted-average useful life). A deferred tax liability of $3,454, based on the tax effects of non-goodwill intangibles related to the acquisition, was recorded.

On August 8, 2003, Allscripts acquired certain assets and assumed certain liabilities of RxCentric, a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry. Allscripts acquired certain assets of RxCentric because it expanded Allscripts’ client base in the United States and to expand our international market for our information services business. The results of operations related to the acquisition of certain assets of RxCentric are included in Allscripts’ results of operations from the date of acquisition. The purchase price was $1,446 in cash. A purchase price holdback obligation totaling $400 was established to provide for certain contingencies and financial items, as defined. Additional cash consideration of up to $1,750 can become payable based upon the revenues of Allscripts’ Physicians Interactive™ business in the twelve-month period following closing. Allscripts is in the process of obtaining a third-party valuation of an intangible asset and the final value of a holdback payment has not been agreed to; thus, the allocation of purchase price is subject to refinement. At the date of acquisition, the estimated fair value of the total assets acquired and liabilities assumed was approximately $4,177 and $2,731, respectively. Allscripts recorded $3,283 and $60 of goodwill and intangible assets, respectively, in connection with the acquisition. The $3,283 of goodwill was assigned to the information services segment. Of that total amount, $3,283 is expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of Allscripts, AIC and RxCentric as if the acquisitions had occurred as of January 1, 2002. The unaudited pro forma financial information is not necessarily indicative of what consolidated results of operations actually would have been had the acquisitions been completed at the date indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Year Ended December 31,
	2003	2002
Revenue	$90,514	$84,848

Net loss	$(6,250)	$(21,413)
Net loss per share – basic and diluted	$(0.16)	$(0.56)

On January 8, 2001, Allscripts acquired Channelhealth in exchange for 8,593 shares of common stock with a fair value of approximately $218,400 and the issuance of approximately 493 common stock options in

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

replacement of Channelhealth common stock options with a fair value of approximately $7,600. Transaction costs incurred were approximately $5,000. A deferred tax liability of $48,400, based on the tax effects of non-goodwill intangibles related to the acquisition, was recorded. The business combination was accounted for using the purchase method of accounting and Channelhealth’s results of operations have been included in the consolidated financial statements since the date of acquisition. Approximately $3,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged to operations during 2001. Allscripts recorded approximately $2,000 of net tangible assets in connection with the acquisition. In addition, approximately $27,000 of the purchase price was allocated to acquired software. Approximately $91,000 of the purchase price was allocated to a strategic alliance agreement and is being amortized on a straight-line basis over the term of the agreement, which is ten years. Approximately $153,300 of the purchase price was allocated to trade names, goodwill, and assembled workforce. The asset impairment charge recorded during 2001 includes a write-down of these assets of $233,702. During 2002, Allscripts received a payment of $125 related to guarantees as part of the original terms of the acquisition.

4. Fixed Assets

Fixed assets as of December 31 consist of the following:

	Estimated Useful Life	2003	2002
Office furniture and equipment	2-7 years	$12,151	$11,473
Service assets	2 years	9,138	9,014
Production and warehouse equipment	5-7 years	1,324	1,324
Leasehold improvements	4-7 years	2,093	2,067
Website development costs	2 years	397	397

		25,103	24,275
Less accumulated depreciation and amortization		(22,866)	(19,891)

Fixed assets, net		$2,237	$4,384

Depreciation and amortization expense was $2,974, $4,861 and $7,216 in 2003, 2002 and 2001, respectively.

Service assets include equipment placed with customers for their use in running Allscripts’ software. At December 31, 2003 and 2002, net service assets included $50 and $58, respectively, of assets at physician sites in various stages of installation for which depreciation had not begun.

5. Goodwill, Intangible Assets and Impairments

The following table summarizes goodwill and intangible assets by asset class. Goodwill at December 31, 2003, consisted of $594, $10,408, and $3,283 related to the prepackaged medications, software and related services, and information services segments, respectively. Goodwill at December 31, 2002, consisted of $594 and $139 related to the prepackaged medications and software and related services, respectively. In August 2003 Allscripts acquired AIC and RxCentric (see Note 3). The AIC acquisition resulted in $10,269 of goodwill and $8,869 of intangible assets, of which $2,700 was assigned to registered trademarks, which are not subject to amortization. The RxCentric acquisition resulted in $3,283 of goodwill and $60 of intangible assets.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

Goodwill and intangible assets as of December 31 consist of the following:

	2003			2002
	Gross Asset	Accumulated Amortization	Intangible Assets, net	Gross Asset	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets
Proprietary technology	$4,600	$314	$4,286	$—	$—	$—
Customer relationships	1,580	87	1,493	—	—	—
Strategic agreements	4,745	1,150	3,595	4,700	640	4,060

	10,925	1,551	9,374	4,700	640	4,060

Unamortized intangible assets
Registered trademarks	2,700	—	2,700	—	—	—
Goodwill	14,285	—	14,285	733	—	733

	16,985		16,985	733		733
Total goodwill and intangible assets	$27,910	$1,551	$26,359	$5,433	$640	$4,793

The proprietary technology and customer base intangible assets are being amortized over their average useful lives of approximately 5 years and 10 years, respectively. The strategic agreements are being amortized over their contractual life, which is 10 years. Amortization expense related to the above intangible assets was $915 and $598 for the year ended December 31, 2003 and 2002, respectively. Allscripts estimates that the amortization expense will be approximately $1,725 per year for the next five years.

During the year ended December 31, 2002, Allscripts received a payment of $125 related to the Channelhealth acquisition. The payment was recorded as a reduction of the carrying value of the strategic agreements.

The following table is a reconciliation of reported net loss and basic and diluted net loss per share to adjusted net loss and adjusted basic and diluted net loss per share reflecting the impact as if FAS No. 142 had been effective for the years ended December 31:

	2003	2002	2001
Reported net loss	$(4,979)	$(15,233)	$(418,931)
Goodwill amortization	—	—	43,626

Adjusted net loss	$(4,979)	$(15,233)	$(375,305)

Per-share data—basic and diluted:
Reported net loss	$(0.13)	$(0.40)	$(11.07)
Goodwill amortization	—	—	1.15

Adjusted net loss	$(0.13)	$(0.40)	$(9.92)

During the year ended December 31, 2001, certain events and changes in circumstances caused Allscripts to conduct a review of the carrying value of its goodwill and purchased intangible assets. These events included: (1) the consolidation and integration of the Allscripts’ software products and related service organization; (2) a restructuring plan, including workforce reduction, initiated in July 2001; and (3) changes in the business climate, which generated the valuation declines of healthcare information technology and e-health companies. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets.

The goodwill and intangible assets acquired in the 2001 purchase of Channelhealth, the 2000 purchase of Masterchart and Medifor, and other acquisitions were determined to be impaired. The resulting impairment charge totaled $354,984 and was reported as a component of operating expenses in 2001.

A summary of the asset impairment charge is outlined as follows:

Impairment Charge
Goodwill	$227,026
Strategic agreements	79,593
Software	24,328
Trade names	22,326
Assembled workforce	1,711

Total	$354,984

6. Restructuring and Other Charges

In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization; prioritize its initiatives around high-growth areas of its business; focus on profitability; reduce operating expenses; improve efficiencies in light of recent acquisitions; and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. The restructuring plan included workforce and overhead reduction and the termination of certain unprofitable strategic agreements and customer relationships. All charges discussed below were recorded as operating expenses in the statement of operations, except $2,201, recorded during 2001, which was classified as cost of revenue.

Restructuring

Workforce reduction

The restructuring plan contemplated the termination of approximately 232 employees across all business functions, of which all were terminated as of December 31, 2003. As part of the restructuring charge, Allscripts recorded a workforce reduction charge in 2001 of $3,317, consisting primarily of severance and related benefits, which will be paid out over time. During 2002, an additional charge of $186 was recorded to satisfy the estimated remaining obligations as part of the workforce reduction.

Termination of strategic agreements

Allscripts recorded a charge of $1,053 in 2001 related to the termination of certain agreements and non-cancelable leases that were originally expected to increase product distribution and enhance product offerings. The charge included estimated payments for the early termination of these agreements, all of which have been terminated.

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

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

Executive departure

Allscripts recorded a charge in 2002 of $414 for severance costs in connection with the departure of the former chief financial officer.

A summary of the activity and balances of the restructuring and other charges reserve accounts is outlined as follows:

	Activity During the Year Ended December 31, 2001			Activity During the Year Ended December 31, 2002				Balance at Dec. 31, 2002	Activity During the Year Ended December 31, 2003
	Initial Charge	Reclassification/ Asset Write-offs	Cash Payments	Balance at Dec. 31, 2001	Accrual	Write-offs	Cash Payments		Accrual	Write-offs	Cash Payments	Balance at Dec. 31, 2003
Restructuring
Workforce reduction	$3,317	$—	$(1,624)	$1,693	$186	$—	$(1,400)	$479	$—	$—	$(479)	$—
Termination of agreements	1,053	—	(395)	658	—	—	(347)	311	—	—	(300)	11

Subtotal	4,370	—	(2,019)	2,351	186	—	(1,747)	790	—	—	(779)	11
Other Charges
Termination of unprofitable customer contracts	4,266	3,526	(100)	640	—	(640)	—	—	—	—	—	—
Executive departure	—	—	—	—	414	—	(64)	350	—	—	(257)	93

Total	$8,636	$3,526	$(2,119)	$2,991	$600	$(640)	$(1,811)	$1,140	$—	$—	$(1,036)	$104

7. Income Taxes

There was no current or deferred federal or state income tax provision for the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, there was an income tax benefit of $48,544 that was related to the reversal of deferred taxes associated with non-deductible intangible assets and was comprised of federal and state income taxes of $42,406 and $6,138, respectively.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

The U.S. federal statutory tax rate differs from Allscripts’ effective tax rate for the years ended December 31 as follows:

	2003	2002	2001
U.S. federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Items affecting federal income tax rate:
State taxes, net of federal benefit	(4.5)	(4.1)	(0.8)
Asset impairment	—	—	16.5
Amortization of nondeductible goodwill	—	—	3.2
Acquired in-process research and development	—	—	0.2
Expired net operating loss	32.3	5.7	—
Other, net	3.2	(0.4)	—
Valuation allowance	3.0	32.8	4.5

Effective income tax rate	—%	—%	(10.4)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$58,993	$56,818
Allowance for doubtful accounts	1,218	1,510
Restructuring	40	444
Fixed assets	1,101	1,511
Inventory	351	196
Goodwill amortization	517	147
Acquisition costs	96	168
Capital loss carryforwards	201	248
Other	19	59

Total deferred tax assets	62,536	61,101
Less: valuation allowance	(56,165)	(58,293)

Net deferred tax assets	6,371	2,808
Deferred tax liabilities:
Acquired intangibles	4,810	1,582
Software development costs	1,521	1,042
Unrealized gains on marketable securities	40	184

Total deferred tax liabilities	6,371	2,808

Net deferred tax assets (liabilities)	$—	$—

The valuation allowance as of December 31, 2003 and 2002 was $56,165 and $58,293, respectively. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was a decrease of $2,128 and an increase of $5,000, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2003, Allscripts had operating loss carryforwards available for federal income tax reporting purposes of approximately $151,459. The operating loss carryforwards expire between 2004 and 2023. Allscripts’ ability to utilize these operating loss carryforwards to offset future taxable income is dependent on a variety of factors, including possible limitations pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common stock, stock options, warrants and convertible preferred stock. At December 31, 2003, Allscripts had a capital loss carryforward of $515, which expires in 2006.

8. Common Stock

In March 2002, Allscripts sold a strategic partner 379 shares of Allscripts common stock at an average fair market value for the 15 days preceding the transaction date for a purchase price of $1,982, net of related expenses of $18.

9. Stock Option Plans

At December 31, 2003, options to purchase 8,393 shares of common stock were authorized under Allscripts’ Amended and Restated 1993 Stock Incentive Plan (“1993 Plan”). The exercise price for shares under this plan is determined by Allscripts’ Board of Directors at the date of grant. All options must be exercised within ten years of the date of grant. The plan provides for exercise of options by payment of cash or mature shares of common stock. Options vest on various schedules, primarily on a straight-line basis over three and four year periods from the date of grant, and in certain circumstances upon a change in control. During 2002, shareholders approved an increase of 1,000 shares of common stock to be available for issuance under the 1993 Plan. At December 31, 2003, Allscripts had reserved 5,660 shares of common stock for issuance upon exercise of outstanding options and 471 shares of common stock were available for future issuance under the 1993 Plan.

In January 2001, the Board of Directors approved the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan (“2001 Plan”). The plan provides for the issuance of up to 4,500 options to purchase common stock. The plan is administered by the Compensation Committee of the Board of Directors. The plan covers employees of Allscripts or its affiliates (excluding, however, any employee who is also serving as an officer or director of Allscripts or an affiliate) designated by the Board or the Compensation Committee as being eligible under the plan and non-employee consultants or contractors. The exercise price, term and vesting period of options issued under this plan are determined by the Compensation Committee at the time of grant. During 2003, the Board of Directors approved an increase of 1,500 shares of common stock to be available for issuance under the 2001 Plan. At December 31, 2003, Allscripts had reserved 4,109 shares of common stock for issuance upon exercise of outstanding options and 287 shares of common stock were available for future issuance under the 2001 Plan.

In conjunction with the acquisition of ChannelHealth, Inc. in January 2001, Allscripts acquired the ChannelHealth, Inc. 1999 Stock Option Plan (“1999 Plan”). Options granted under the plan as of the date of acquisition were converted to Allscripts options. At December 31, 2003, Allscripts had reserved 371 shares of common stock for issuance upon exercise of outstanding options and no shares of common stock were available for future issuance under the 1999 Plan.

In conjunction with the AIC acquisition in August 2003, Allscripts acquired the AIC 2000 Stock Option Plan (“2000 Plan”). In conjunction with the acquisition of the 2000 Plan, Allscripts reserved 474 shares of

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

common stock to be issued under the 2000 Plan. At December 31, 2003, Allscripts had reserved 163 shares of common stock for issuance upon exercise of outstanding options and no shares of common stock were available for future issuance under the 2000 Plan.

Total stock-based compensation expense included in selling, general and administrative expenses related to options issued to employees was $78, $329 and $501 for the years ended 2003, 2002 and 2001, respectively.

Option activity for the three years ended December 31, 2003 was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2000	3,728	$16.51	980	$4.54
Options granted	3,985	$8.84
Options exercised	(39)	$0.59
Options forfeited	(1,103)	$11.71

Balance at December 31, 2001.	6,571	$12.76	2,033	$14.84
Options granted	2,597	$3.01
Options exercised	(28)	$0.88
Options forfeited	(1,907)	$17.63

Balance at December 31, 2002.	7,233	$8.02	2,749	$11.37
Options granted	4,588	$3.09
Options exercised	(623)	$0.89
Options forfeited	(895)	$9.45

Balance at December 31, 2003.	10,303	$6.11	4,602	$8.50

Information regarding options outstanding at December 31, 2003 was as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$ 0.06 - $ 2.00	944	6.14	$ 0.95	743	$ 0.67
$ 2.16 - $ 3.04	1,217	8.81	$ 2.82	313	$ 2.89
$ 3.15 - $ 3.65	4,647	9.01	$ 3.40	1,245	$ 3.38
$ 4.20 - $ 5.63	1,542	7.32	$ 5.57	791	$ 5.57
$ 6.75 - $ 6.88	710	7.45	$ 6.77	388	$ 6.78
$11.25 - $16.59	409	5.40	$12.75	392	$12.72
$21.25 - $24.81	331	6.54	$21.35	250	$21.37
$26.74 - $34.98	362	5.89	$29.66	361	$29.66
$44.63 - $79.75	141	6.10	$45.38	119	$45.51

	10,303	7.99	$ 6.11	4,602	$ 8.50

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

10. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense from operations was $1,099, $940 and $1,113 in 2003, 2002 and 2001, respectively.

Future minimum rental payments at December 31, 2003, under non-cancellable operating leases are as follows:

Year Ending December 31,
2004	$1,289
2005	1,309
2006	1,037
2007	1,003
2008	867
2009 and thereafter	448

Total future minimum lease payments	$5,953

Allscripts acquired capital leases for equipment through the acquisition of Channelhealth and AIC. The current and non-current portions of the capital lease liability as of December 31, 2003 and 2002 were $15 and $15, and $202 and $0, respectively.

11. Savings Plan

Effective January 1, 1993, employees of Allscripts who meet certain eligibility requirements can participate in Allscripts’ 401(k) Savings and Investment Plan. Under the plan, Allscripts may, at its discretion, match the employee contributions. Allscripts recorded expenses related to its matching contributions in 2003, 2002, and 2001 of $347, $424, and $578, respectively.

12. Business Segments

FAS No. 131, “Disclosures about Segments of a Business Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services segment derives its revenue from the sale and installation of software that provides point-of-care decision support solutions, document imaging solutions, and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. Prior to 2003, Allscripts allocated all corporate operating expenses to its operating segments. In 2003, Allscripts discontinued its practice of allocating all corporate operating expenses to its operating segments and changed its segment reporting to disclose corporate selling, general, and administrative expenses separately. In addition, Allscripts records amortization of intangibles, asset impairment charges, charges for the write-off of acquired in-process

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

research and development, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of Allscripts’ operating segments. Accordingly, the 2002 and 2001 segment results have been restated to reflect the 2003 presentation.

	2003	2002	2001
Revenue:
Prepackaged medications	$46,172	$49,298	$49,672
Software and related services	28,366	19,921	17,093
Information services	11,303	9,583	4,152

Total revenue	$85,841	$78,802	$70,917

Profit (loss) from operations:
Prepackaged medications	$8,086	$7,587	$6,355
Software and related services	(3,392)	(11,548)	(31,824)
Information services	3,201	2,555	(783)
Unallocated corporate	(14,232)	(16,275)	(446,537)

Loss from operations	(6,337)	(17,681)	(472,789)
Net interest and other income	1,358	2,448	5,314

Loss from operations before income taxes	$(4,979)	$(15,233)	$(467,475)

13. Supplemental Cash Flow Information

	2003	2002	2001
Noncash investing and financing activities:
In connection with the acquisition of AIC, issuance of 474 common stock replacement options and issuance of 431 common stock options with a fair value of approximately $1,242 and $1,000, respectively.	$2,242	$—	$—

In connection with the acquisition of ChannelHealth, Inc., issuance of 8,593 shares of common stock valued at an aggregate amount of approximately $218,400 and issuance of common stock replacement options with a fair value of approximately $7,600 in exchange for all outstanding common stock of ChannelHealth, Inc.	$—	$—	$226,000

14. Related Party Transactions

As a result of Allscripts’ acquisition of Channelhealth from IDX Systems Corporation (IDX), IDX owned approximately 19.5% of the common stock of Allscripts at December 31, 2003. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to IDX customers. During 2003, 2002 and 2001, Allscripts paid IDX $980, $894 and $748, respectively, pursuant to this agreement. In addition, Allscripts leases office space from IDX. During 2003, 2002 and 2001, Allscripts paid $465, $514 and $492, respectively, to IDX for the lease of the office space. In conjunction with Allscripts’ July 2001 restructuring plan, a payment of $300 was made to IDX during 2003 to terminate a lease expansion obligation. At December 31, 2003 and 2002, Allscripts had accounts payable and accruals of $646 and $583 due to IDX, respectively. During 2003, Allscripts paid IDX approximately $27 for consulting services. Allscripts had accounts receivable from IDX totaling $163 at December 31, 2003. During 2002, IDX paid Allscripts $125 to satisfy a guarantee pursuant to the Channelhealth acquisition agreement and $676 related to marketing sponsorships and miscellaneous expense reimbursements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar and share amounts in thousands, except per-share amounts)

One of Allscripts’ directors has been a partner in the law firm of Akin, Gump, Strauss, Hauer and Feld, LLP since June 2000, and was a partner in the law firm of Green, Stewart, Farber & Anderson, P.C., through June 2000. Both firms were retained by Allscripts to provide legal services. Expenditures related to services provided by these law firms were $5, $14 and $164 in 2003, 2002 and 2001, respectively.

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE II

To the Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

Under date of February 19, 2004, we reported on the consolidated balance sheets of Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

February 19, 2004

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Schedule II

	Beginning Balance	Charged to Expense		Deductions	Ending Balance
Allowance for accounts receivable
Year ended December 31, 2003	$3,876	558		(1,306)	$3,128
Year ended December 31, 2002	$6,203	896		(3,223)	$3,876
Year ended December 31, 2001	$4,384	2,506	(1)	(687)	$6,203

	Beginning Balance	Charged to Expense		Adjustments	Ending Balance
Valuation allowance for deferred tax assets
Year ended December 31, 2003	$58,293	(2,128)		—	$56,165
Year ended December 31, 2002	$53,293	5,000		—	$58,293
Year ended December 31, 2001	$15,003	21,125		17,165 (2)	$53,293

(1)	At December 31, 2001, Allscripts reclassified reserve of $1,512 to a contra asset account in accounts receivable. The entire reserve was utilized during 2002.
(2)	Adjustment related to net deferred tax assets established in connection with acquisitions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the year ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors, executive officers and other key employees is included under the captions “Election of Directors”, “Executive Officers”, and “Governance” in Allscripts’ proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding Section 16(a) reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Allscripts’ proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal accounting officer, controller, or persons performing similar functions (the “senior financial officers”). A copy of this code of business conduct and ethics will be posted on the investor relations portion of our website at www.allscripts.com. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website.

Item 11. Executive Compensation

Information regarding executive and director compensation is included under the captions “Executive Compensation” and “Director Compensation” in Allscripts’ proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership is included under the caption “Ownership of Allscripts Common Stock” in Allscripts’ proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in Allscripts’ proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions is included under the caption “Certain Relationships and Related Party Transactions” in Allscripts’ proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the caption “Independent Public Accountants” in Allscripts’ proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

(a)(3) List of Exhibits

See Index to Exhibits

(b) Reports on Form 8-K

On October 22, 2003, we filed a report on Form 8-K/A under Items 2 and 7 providing financial statements in connection with the acquisition of certain assets of RxCentric, Inc.

On October 23, 2003, we furnished a report on Form 8-K under Item 12 in connection with the announcement of our third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ GLEN E. TULLMAN Glen E. Tullman	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BERNARD GOLDSTEIN Bernard Goldstein	Director

/s/ PHILIP D. GREEN Philip D. Green	Director

/s/ M. FAZLE HUSAIN M. Fazle Husain	Director

/s/ MICHAEL J. KLUGER Michael J. Kluger	Director

/s/ ROBERT A. COMPTON Robert A. Compton	Director

/s/ M.L.GAMACHE M.L. Gamache	Director

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger, dated as of March 13, 2000, among Allscripts, Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among Allscripts Inc., MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 24, 2000, as amended on July 24, 2000 and July 25, 2000

2.3	Agreement and Plan of Merger, dated as of April 12, 2000, among Allscripts, Inc., WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on May 31, 2000, as amended on July 25, 2000

2.4	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000

2.5	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

Exhibit Number	Description	Reference
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

10.1†	Amended and Restated 1993 Stock Incentive Plan, as amended May 2, 2002.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.2	Twelfth Restated Registration Agreement dated as of June 18, 1999, by and among Allscripts, Inc., those Holders of Allscripts, Inc. Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred, Series F Preferred and Series G Preferred listed in Schedule I attached thereto, the Holders of the Extension Guaranty Warrants listed in Schedule II thereto, the Holders of the 1996 Extension Guaranty Warrants listed in Schedule II thereto, those Holders of Common listed in Schedule III thereto, the Holders of Series H Warrants and H Unit Common listed in Schedule IV thereto, the Holders of Extension Series H Warrants listed in Schedule IV thereto, the Holders of I Unit Common listed in Schedule V thereto and the Holders of Debenture Warrants listed in Schedule VI thereto.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 2 filed on June 29, 1999 (SEC file no. 333-78431)

10.3	Industrial Building Lease dated April 30, 1997 between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

10.4	Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)

10.5	Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.6†	Employment Agreement dated as of July 8, 2002 between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit Number	Description	Reference
10.7†	Employment Agreement dated as of July 8, 2002 between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.8†	Employment Agreement dated as of October 8, 2002 between Allscripts Healthcare Solutions, Inc. and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.9†	Employment Agreement dated as of July 8, 2002 between Allscripts Healthcare Solutions, Inc. and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.10†	Employment Agreement dated as of July 8, 2002 between Allscripts Healthcare Solutions, Inc. and Scott Leisher.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.11	Form of TouchWorks™ Master License Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.12	Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.13	Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.14	Asset Purchase Agreement, dated as of July 13, 2000, by and between Channelhealth Incorporated and IDX Systems Corporation.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

10.15	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and Channelhealth Incorporated dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.16*	Pharmacy Services Prime Vendor Agreement for Allscripts Healthcare Solutions, Inc., dated as of February 1, 2002 between Allscripts Healthcare Solutions, Inc. and Bergen Bruswig Drug Co.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.17	First Amendment, dated July 31, 2002, among Allscripts Healthcare Solutions, Inc., Bergen Brunswig Drug Company doing business as Amerisource Bergen and Allscripts, Inc., to	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit Number	Description	Reference
Pharmacy Services Prime Vendor Agreement, dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Company doing business as Amerisource Bergen.

10.18	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

21.1	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to the Commission’s grant of confidential treatment.