Form 10-Q
period 2004-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2004-05-07
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 39,375,972 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,004	$13,336
Marketable securities	4,300	3,435
Accounts receivable, net of allowances of $3,148 at March 31, 2004 and $3,128 at December 31, 2003	17,255	18,219
Other receivables	229	237
Inventories	2,790	3,249
Prepaid expenses and other current assets	2,836	3,863

Total current assets	39,414	42,339

Long-term marketable securities	36,953	34,538
Fixed assets, net	2,117	2,237
Software development costs, net	5,043	4,040
Intangible assets, net	12,102	12,074
Goodwill	13,833	14,285
Other assets	831	879

Total assets	$110,293	$110,392

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,060	$6,082
Accrued expenses	7,824	5,662
Accrued compensation	1,036	2,244
Deferred revenue	10,353	10,959

Total current liabilities	25,273	24,947

Other liabilities	268	2,055

Total liabilities	25,541	27,002
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 39,376 shares issued and outstanding at March 31, 2004; 39,050 shares issued and outstanding at December 31, 2003	394	391
Additional paid-in capital	642,503	641,415
Accumulated deficit	(558,251)	(558,518)
Accumulated other comprehensive income	106	102

Total stockholders’ equity	84,752	83,390

Total liabilities and stockholders’ equity.	$110,293	$110,392

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenue:
Prepackaged medications	$11,184	$12,118
Software and related services	8,895	5,796
Information services	3,076	2,116

Total revenue	23,155	20,030

Cost of revenue:
Prepackaged medications	8,753	9,449
Software and related services	3,512	3,527
Information services	1,744	866

Total cost of revenue	14,009	13,842

Gross profit	9,146	6,188

Selling, general and administrative expenses	8,760	8,552
Amortization of intangible assets	429	134

Loss from operations	(43)	(2,498)

Interest income	217	433
Other income (expense), net	93	(41)

Income (loss) before income taxes	267	(2,106)
Provision for income tax	—	—

Net income (loss)	$267	$(2,106)

Net income (loss) per share—basic and diluted	$0.01	$(0.05)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	39,169	38,440

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	41,869	38,440

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$267	$(2,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,204	1,371
Non-cash compensation expense	—	78
Realized (gain) loss on investments	(113)	9
Provision for doubtful accounts	(18)	88
Changes in operating assets and liabilities:
Accounts receivable	982	2,542
Other receivables	8	72
Inventories	459	427
Prepaid expenses and other assets	1,042	13
Accounts payable	(22)	1,214
Accrued expenses	444	(108)
Accrued compensation	(1,208)	(1,531)
Accrued restructuring and other charges	(75)	(417)
Deferred revenue	(606)	290
Other liabilities	13	18

Net cash provided by operating activities	2,377	1,960

Cash flows from investing activities:
Capital expenditures	(308)	(221)
Purchase of marketable securities	(16,935)	(13,528)
Maturities of marketable securities	13,773	13,096
Capitalized software and website development costs	(1,322)	(259)

Net cash used in investing activities	(4,792)	(912)

Cash flows from financing activities:
Payments of capital lease obligations	(7)	(61)
Proceeds from exercise of stock options	1,090	—

Net cash provided by (used in) financing activities	1,083	(61)

Net increase (decrease) in cash and cash equivalents	(1,332)	987
Cash and cash equivalents, beginning of period	13,336	17,247

Cash and cash equivalents, end of period	$12,004	$18,234

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries (collectively referred to as “Allscripts”). All significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 31, 2003, was derived from Allscripts’ audited financial statements. The quarterly financial information presented herein should be read in conjunction with Allscripts’ audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

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

As of March 31, 2004 and December 31, 2003, respectively, there was $1,255 and $1,066 of revenue earned on contracts in excess of billings, which is included in the balance of accounts receivable, and $4,708 and $4,765 of billings in excess of revenue earned on contracts in progress, which is included in the balance of deferred revenue. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is accounted for under SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue to be recognized for each separate element of a multiple- element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. For agreements, that are deemed to have extended payment terms, revenue is recognized as amounts become due over the term of the agreement.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003.

Certain of our customer arrangements encompass multiple deliverables. We account for these arrangements in accordance with EITF 00-21. If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria are considered

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized on a straight-line basis over the term of the arrangement. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

Deferred revenue as of March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
Deferred Revenue:
Billings in excess of revenue earned on contracts in progress for software, services and support provided by the TouchWorks™ business	$ 4,708	$ 4,765
Prepayments and billings in excess of revenue earned for interactive physician education sessions and transaction revenue services provided by the Physicians Interactive™ business	4,628	4,849
Prepayments and billings in excess of revenue earned for document imaging and scanning products, services and support provided by the AIC business	769	1,019
Other prepayments and billings in excess of revenue	248	326

Total deferred revenue	$10,353	$10,959

3. Stock-Based Compensation Cost

Allscripts applies the provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized based on the intrinsic value of compensatory options or shares granted under the plans.

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$267	$(2,106)
Stock-based compensation cost included in net income (loss), as reported	—	78
Stock-based compensation cost	(3,780)	(4,676)

Pro forma net loss	$(3,513)	$(6,704)

Net income (loss) per share—basic and diluted, as reported	$0.01	$(0.05)

Pro forma net loss per share—basic and diluted	$(0.09)	$(0.17)

4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at March 31, 2004 and December 31, 2003 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	March 31, 2004	December 31, 2003
Cash and cash equivalents:
Cash	$ 5,204	$ 3,609
Money market funds	553	2,232
Corporate debt securities	6,247	7,495

	12,004	13,336
Short-term marketable securities:
Corporate debt securities	1,530	2,164
U.S. government and agency debt obligations	2,770	1,271

	4,300	3,435
Long-term marketable securities:
U.S. government and agency debt obligations	12,160	13,524
Corporate debt securities	24,793	21,014

	36,953	34,538

Total cash, cash equivalents and marketable securities	$53,257	$51,309

5. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$267	$(2,106)
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of taxes	4	(64)

Comprehensive income (loss)	$271	$(2,170)

6. Net Income (Loss) Per Share

Allscripts accounts for net income (loss) per share in accordance with Statement of Financial Accounting Standards (FAS) No. 128, “Earnings per Share,” which requires the presentation of basic and diluted earnings per share. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average shares of outstanding common stock. For purposes of calculating diluted loss per share, the denominator includes both the weighted average shares of common stock and dilutive common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options. The following table sets forth the basic and diluted weighted average shares outstanding :

	For the Three Months Ended March 31,
	2004	2003
Weighted average shares outstanding:
Basic	39,169	38,440
Effect of dilutive securities (primarily stock options)	2,700	—

Diluted	41,869	38,440

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

FAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three months ended March 31, 2003, due to Allscripts’ net loss, 324 dilutive securities were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

7. Business Segments

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

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services segment derives its revenue from the sale and installation of software that provides point-of-care decision support solutions, document imaging solutions, and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions and transaction revenue. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. In addition, Allscripts records corporate selling, general, and administrative expenses, amortization of intangibles, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of Allscripts’ operating segments.

	For the Three Months Ended March 31,
	2004	2003
Revenue:
Prepackaged medications	$11,184	$12,118
Software and related services	8,895	5,796
Information services	3,076	2,116

Total revenue	$23,155	$20,030

Profit (loss) from operations:
Prepackaged medications	$2,024	$2,151
Software and related services	789	(1,886)
Information services	474	704
Unallocated corporate expenses	(3,330)	(3,467)

Loss from operations	(43)	(2,498)
Net interest and other income	310	392

Income (loss) before income taxes	$267	$(2,106)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Overview

Allscripts Healthcare Solutions is a leading provider of clinical software and information solutions for physicians. We provide three key product and service offerings, each of which focus on the physician. TouchWorks™ and AIC provide software and related services that automate the most common physician activities. Our Physicians Interactive business provides interactive educational opportunities for the physician. Allscripts Direct™ provides medication management solutions for physicians. We believe that our TouchWorks™, AIC and Physicians Interactive™ products and service offerings represent our largest potential for growth.

Our software and services segment is comprised primarily of our TouchWorks™ software business and our AIC electronic document imaging and scanning solutions business. TouchWorks™ is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a Tablet PC, wireless handheld device or desktop workstation to automate the most common physician activities. Our acquisition of AIC in 2003, offers us the integration of document imaging and scanning technology for TouchWorks™, and a product offering for the small and independent physician practices that TouchWorks™ traditionally has not targeted. During March 2004, we announced a new downloadable electronic prescribing solution, TouchScript.NET™, designed specifically for small and independent physicians. The new TouchScript.NET product offering will be included in our software and services segment. Our information services segment is comprised primarily of our Physicians Interactive™ (PI) business. PI links physicians with pharmaceutical companies, managed care and medical suppliers using interactive education sessions to provide product information. Our acquisition of certain assets and assumed liabilities of RxCentric during August 2003 have been fully integrated into the PI business. The RxCentric acquisition was made to expand our domestic client base and international market for our information services business. Finally, our prepackaged medications segment is comprised of our Allscripts Direct™ business. Allscripts Direct™ provides point-of-care medication and medical supply management solutions for physicians.

The composition of our revenue is as follows (unaudited):

	2004	2003
	March 31	Dec. 31	Sept. 30	June 30	March 31
Prepackaged medications	$11,184	$11,894	$10,990	$11,170	$12,118
Software and related services	8,895	8,318	8,232	6,020	5,796
Information services	3,076	3,441	3,266	2,480	2,116

Total revenue	$23,155	$23,653	$22,488	$19,670	$20,030

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Prepackaged Medications

Prepackaged medications revenue decreased by 7.7%, or $934, from $12,118 for the three months ended March 31, 2003 to $11,184 for the same period in 2004. The decrease reflects a reduction in the volume of prepackaged medications sold related to the termination of several less profitable customer relationships in 2003 and the discontinuation of sales to a former large customer that discontinued its operations during the first quarter of 2003. This decrease in volume during the first quarter of 2004 was partially offset by pricing increases in brand medications due to inflationary factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Gross profit for prepackaged medications for the three months ended March 31, 2004 decreased by 8.9%, or $238, from $2,669 in the first quarter of 2003 to $2,431 in same period in 2004. The decrease in gross profit is directly related to the reduction in the volume of prepackaged medications sold during the first quarter of 2004. Gross profit as a percentage of revenue was flat at approximately 22.0% for both the first quarter of 2004 and 2003.

Operating expenses for prepackaged medications for the three months ended March 31, 2004 decreased by 21.4%, or $111, from $518 during the first quarter of 2003 to $407 in the same period for 2004. This decrease was primarily due to a reduction in headcount in the sales and services department, which was partially offset by additional salary and benefit costs related to the addition of a new executive of operations during the second half of 2003.

Software and Related Services

Software and related services revenue for the three months ended March 31, 2004 increased by 53.5%, or $3,099, from $5,796 in 2003 to $8,895 in 2004. The increase reflects the implementation of our integrated content and clinical workflow products to new customers during the twelve-month period ended March 31, 2004, as well as the add-on of additional software modules and the continuation and completion of implementations for existing customers. The increase in revenue during the first quarter of 2004 also is reflective of AIC revenues from our electronic document imaging and scanning solutions. AIC was acquired in August 2003.

Gross profit for software and related services increased by 137.2%, or $3,114, from $2,269 in the first quarter of 2003 to $5,383 in the first quarter of 2004. Gross profit as a percentage of revenue increased to 60.5% in the first quarter of 2004 from 39.1% in the same period in 2003. The increase in both gross profit and gross profit as a percentage of revenue resulted from the increase in revenue during the first quarter of 2004, including the addition of AIC, combined with the reduction of our costs of implementation, training, and support by realizing improved efficiencies in those processes and as a result of a decrease in depreciation expense from hardware used at our smaller physician sites. These gross profit improvements were partially offset by an increase in the amortization of capitalized software and an increase in revenue sharing commissions.

Operating expenses for software and related services for the three months ended March 31, 2004 increased by 10.6%, or $439, from $4,155 in 2003 to $4,594 in 2004. The increase in operating expenses was primarily the result of additional operating expenses resulting from the AIC acquisition and an increase in sales commissions. These operating expenses were partially offset by a reduction in research and development related costs due to an increase in capitalized development costs during the first quarter of 2004. All development costs are capitalized pursuant to Statement of Financial Accounting Standards (FAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” During the first quarter of 2004 and 2003, development costs in the amount of $1,322 and $224, respectively, were capitalized.

Information Services

Information services revenue increased by 45.4%, or $960, from $2,116 in the first quarter of 2003 to $3,076 in 2004. The increase in information services revenue primarily reflects the addition of revenue from our RxCentric acquisition in August 2003 and an increase in transaction revenue. Our revenue growth rate continues to be affected by pricing discounts given to our large pharmaceutical customers and due to a more difficult sales environment, resulting from the issues raised by the Office of Inspector General in 2003 regarding physician marketing activities by pharmaceutical manufacturers. We expect this environment to continue in the foreseeable future.

Gross profit for information services for the three months ended March 31, 2004 increased 6.6%, or $82, from $1,250 in 2003 to $1,332 in 2004. Gross profit as a percentage of revenue decreased to 43.3% for the first quarter of 2004 from 59.1% in the same period in 2003. The slight increase in gross profit and the decrease in the gross profit as a percentage of revenue were both the result of a more difficult sales environment as discussed above, a change in product mix as a result of the acquisition of RxCentric, whose products have a lower margin than the historical PI business contracts and due to non-recurring customer contract costs. In addition the adoption of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21) resulted in timing differences on the recognition of revenue in the first quarter of 2004 compared to the first quarter of 2003 in which EITF No. 00-21 was not effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Operating expenses for information services for the three months ended March 31, 2004 increased by 57.1%, or $312, from $546 in 2003 to $858 in 2004. The increase was due to the addition of operating expenses from our RxCentric acquisition, offset by a reduction in headcount.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended March 31, 2004 decreased by 4.0%, or $137, from $3,467 in the first quarter of 2003 to $3,330 in the same period of 2004. This improvement was due primarily to a decrease in depreciation expense as a result of fixed assets that became fully depreciated subsequent to March 31, 2003 and due to proceeds received from a legal settlement in the first quarter of 2004. These improvements in unallocated corporate expenses on a comparable quarter over quarter basis were substantially offset by an increase in intangible amortization expense due to the AIC and RxCentric acquisitions.

Interest and Other Income

Interest and other income for the three months ended March 31, 2004 was $217 as compared to $433 for the same period in 2003. The decrease is primarily due to lower average cash and marketable securities balances and a decrease in average interest rates earned on our investments during the first quarter of 2004 compared to the same period in 2003.

Liquidity and Capital Resources

At March 31, 2004 and December 31, 2003, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $53,257 and $51,309, respectively. This increase of $1,948 during the first quarter of 2004 was due primarily to $2,377 in net cash provided by operations and $1,083 in net cash provided by financing activities. This first quarter increase in cash, cash equivalents, and marketable securities was partially offset by capitalized software development costs of $1,322 and $308 in capital expenditures.

Our working capital decreased by $3,251 in the first quarter of 2004, from $17,392 at December 31, 2003 to $14,141 as of March 31, 2004. The decrease is due primarily to a change in the overall mix of marketable securities with a greater allocation to long-term investments and as a result of a $1,800 reclassification of our AIC acquisition holdback obligation from a non-current liability to current liability as of March 31, 2004. At March 31, 2004, we had an accumulated deficit of $558,251.

Operating Activities

Net cash provided by operating activities was $2,377 for the first quarter of 2004, which was primarily generated from our first quarter 2004 net income of $267 adjusted for net income cash reconciling items of $1,073, cash collections of $982 from accounts receivable, as a result of the continuous focus on receivables management, and a decrease in prepaid expenses and other assets of $1,042. This was partially offset by a decrease in accrued compensation totaling $1,208, which was primarily due to our payout of 2003 annual bonuses during the first quarter of 2004.

Investing Activities

Net cash used in investing activities was $1,630 for the first quarter of 2004, which consisted of $1,322 in capitalized software development costs and $308 in capital expenditures.

Financing Activities

Net cash provided by financing activities was $1,083 for the first quarter of 2004, which was primarily due to the receipt of $1,090 in net proceeds from the exercise of stock options during the first quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Future Capital Requirements

Our primary future cash needs will be to fund working capital, capital expenditures, product development, including the roll-out of our TouchScript.NET ™ product offering, AIC integration costs, sales and use tax considerations, and approximately $1,950 in remaining holdback payments related to our AIC and RxCentric acquisitions. Currently, we have no material commitments for capital expenditures, although we anticipate capital expenditures in the range of $2,500 to $3,000 in 2004. Our capital expenditure estimate for 2004 represents an increase over the 2003 level due to several improvements and upgrades we have planned for our information systems in 2004. We had capital expenditures totaling $308 during the first quarter of 2004.

We believe that our cash flow from operations and our cash, cash equivalents, and marketable securities of $53,257 as of March 31, 2004, will be sufficient to meet the anticipated cash needs of our current business for the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. We have had recent discussions with several investment banks to evaluate the possibility of raising additional capital to take advantage of favorable conditions in the capital markets and to position us to be able to act on such acquisition or investment opportunities as they arise.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Remainder of 2004	2005 – 2006	2007-2008	2009+
Contractual obligations:
Non-cancelable capital leases	$29	$15	$14	$—	$—
Non-cancelable operating leases	5,635	971	2,346	1,870	448
Acquisition payment obligations	2,200	400	1,800	—	—

Total contractual obligations	$7,864	$1,386	$4,160	$1,870	$448

Our acquisition payment obligations consist of a $400 holdback provision with RxCentric and a $1,800 holdback provision with AIC. The holdback amounts were established to provide for certain contingencies and financial items, as defined. Subsequent to March 31, 2004, the final RxCentric holdback amount was determined, resulting in a final payment of $150. In addition, pursuant to the RxCentric purchase agreement, we could be obligated to pay additional consideration of up to $1,750 based upon the revenue of our PI business in the twelve-month period following the closing date of August 8, 2003. Based on our March 31, 2004 estimate of our PI business revenue for the twelve-month period ended August 8, 2004, we believe that the likelihood of this contingent obligation being incurred is remote, and therefore we have not recorded an obligation in our consolidated balance sheet as of March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

A full discussion of all critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. As of March 31, 2004, we had cash, cash equivalents and marketable securities in financial instruments of $53,257. The financial instrument maturities average approximately five years. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2004, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $533.

Item 4. Controls and Procedures

As of March 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

See Index to Exhibits

(b)	Reports on Form 8-K

During the first quarter of 2004 and prior to May 7, 2004, we had three Current Reports on Form 8-K as follows:

(1)	On February 19, 2004, we furnished a report on Form 8-K under Item 12 in connection with the announcement of our fourth quarter 2003 and year-end 2003 earnings.

(2)	On April 16, 2004, we filed a report on Form 8-K under Item 4 and Item 7 in connection with a change in certifying accountant.

(3)	On May 5, 2004, we furnished a report on Form 8-K under Item 12 in connection with the announcement of our first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Registrant)

By:	/s/ William J. Davis
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 7, 2004

Index to Exhibits

Exhibit Number	Description	References

3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer