Form 10-Q
period 2004-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2004-08-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 39,650,694 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,339	$13,336
Marketable securities	5,482	3,435
Accounts receivable, net of allowances of $2,926 at June 30, 2004 and $3,128 at December 31, 2003	18,898	18,219
Other receivables	313	237
Inventories	2,665	3,249
Prepaid expenses and other current assets	2,488	3,863

Total current assets	48,185	42,339

Long-term marketable securities	30,851	34,538
Fixed assets, net	2,204	2,237
Software development costs, net	5,830	4,040
Intangible assets, net	11,674	12,074
Goodwill	13,583	14,285
Other assets	809	879

Total assets	$113,136	$110,392

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,629	$6,082
Accrued expenses	7,072	5,662
Accrued compensation	1,681	2,244
Deferred revenue	12,418	10,959

Total current liabilities	26,800	24,947

Other liabilities	214	2,055

Total liabilities	27,014	27,002

Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 39,631 shares issued and outstanding at June 30, 2004; 39,050 shares issued and outstanding at December 31, 2003	396	391
Additional paid-in capital	643,537	641,415
Accumulated deficit	(557,555)	(558,518)
Accumulated other comprehensive income	(256)	102

Total stockholders’ equity	86,122	83,390

Total liabilities and stockholders’ equity	$113,136	$110,392

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Revenue:
Prepackaged medications	$12,396	$11,170	$23,580	$23,288
Software and related services	9,934	6,020	18,829	11,816
Information services	3,278	2,480	6,354	4,596

Total revenue	25,608	19,670	48,763	39,700

Cost of revenue:
Prepackaged medications	10,054	8,704	18,807	18,153
Software and related services	3,611	3,432	7,123	6,959
Information services	1,854	1,017	3,598	1,883

Total cost of revenue	15,519	13,153	29,528	26,995

Gross profit	10,089	6,517	19,235	12,705

Selling, general and administrative expenses	9,103	8,804	17,863	17,356
Amortization of intangible assets	445	134	874	268

Income (loss) from operations	541	(2,421)	498	(4,919)

Interest income	220	388	437	821
Other income (expense), net	(65)	(38)	28	(79)

Income (loss) before income taxes	696	(2,071)	963	(4,177)

Provision for income tax	—	—	—	—

Net income (loss)	$696	$(2,071)	$963	$(4,177)

Net income (loss) per share—basic and diluted	$0.02	$(0.05)	$0.02	$(0.11)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	39,469	38,457	39,319	38,449

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	42,431	38,457	42,113	38,449

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net Income (loss)	$963	$(4,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,422	2,546
Non-cash compensation expense	—	78
Realized (gain) loss on investments	(72)	17
Provision for doubtful accounts	(123)	183
Changes in operating assets and liabilities:
Accounts receivable	(570)	3,657
Other receivables	(76)	222
Inventories	584	540
Prepaid expenses and other assets	1,362	119
Accounts payable	(452)	1,317
Accrued expenses	15	(537)
Accrued compensation	(563)	(1,218)
Deferred revenue	1,459	204
Other liabilities	(41)	37

Net cash provided by operating activities	4,908	2,988

Cash flows from investing activities:
Capital expenditures	(782)	(342)
Purchase of marketable securities	(19,135)	(28,501)
Maturities of marketable securities	20,504	27,368
Payments for acquisitions	(139)	—
Capitalized software and website development costs	(2,473)	(713)

Net cash used in investing activities	(2,025)	(2,188)

Cash flows from financing activities:
Payments of capital lease obligations	(5)	(130)
Proceeds from exercise of stock options	2,125	57

Net cash provided by (used in) financing activities	2,120	(73)

Net increase in cash and cash equivalents	5,003	727
Cash and cash equivalents, beginning of period	13,336	17,247

Cash and cash equivalents, end of period	$18,339	$17,974

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

2. Revenue Recognition

Revenue recognized in the prepackaged medications segment, from the sale of medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies, and estimates and maintains reserves for product returns based on historical experience following the provisions of FAS No. 48, “Revenue Recognition When Right of Return Exists.”

Revenue recognized in the TouchWorks™ business included in our software and related services segment, from software licensing arrangements where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for under American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts.” Allscripts recognizes such revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized as amounts become due and payable.

Revenue recognized in the TouchWorks™ and AIC businesses included in our software and related services segment, from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is accounted for under SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Such revenue is recognized upon shipment of the software or as services are performed, provided that persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. For agreements that are deemed to have extended payment terms, revenue is recognized as amounts become due over the term of the agreement.

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

Certain of our customer arrangements in our software and related services and information services segments include multiple deliverables. We account for these arrangements in accordance with EITF 00-21. If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria are considered for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized on a straight-line basis over the term of the arrangement. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

As of June 30, 2004 and December 31, 2003, respectively, there was $613 and $1,066 of revenue earned on contracts in excess of billings, which is included in the balance of accounts receivable, and $6,965 and $4,765 of billings in excess of revenue earned on contracts in progress, which is included in the balance of deferred revenue. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue as of June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003
Deferred Revenue:
Billings in excess of revenue earned on contracts in progress for software, services and support provided by the TouchWorks™ business included in our software and related services segment	$6,965	$4,765

Prepayments and billings in excess of revenue earned for interactive physician education sessions provided by the Physicians Interactive™ business and transaction revenue services included in our information services segment	4,461	4,849

Prepayments and billings in excess of revenue earned for document imaging and scanning products, services and support provided by the AIC business included in our software and related services segment	786	1,019

Other prepayments and billings in excess of revenue	206	326

Total deferred revenue	$12,418	$10,959

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

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted using the Black-Scholes option pricing model, reported net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$696	$(2,071)	$963	$(4,177)
Stock-based compensation cost included in Net income (loss), as reported	—	—	—	78
Stock-based compensation cost	(3,091)	(4,607)	(6,872)	(9,205)

Pro forma net loss	$(2,395)	$(6,678)	$(5,909)	$(13,304)

Net income (loss) per share—basic and diluted, as reported	$0.02	$(0.05)	$0.02	$(0.11)

Pro forma net loss per share—basic and diluted	$(0.06)	$(0.17)	$(0.15)	$(0.35)

4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at June 30, 2004 and December 31, 2003 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	June 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash	$6,833	$3,609
Money market funds	1,511	2,232

U.S. government and agency debt obligations	1,999	—
Corporate debt securities	7,996	7,495

	18,339	13,336

Short-term marketable securities:
Corporate debt securities	4,026	2,164
U.S. government and agency debt obligations	1,456	1,271

	5,482	3,435

Long-term marketable securities:

Corporate debt securities	21,084	21,014
U.S. government and agency debt obligations	9,767	13,524

	30,851	34,538

Total cash, cash equivalents and marketable securities	$54,672	$51,309

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. Allscripts received approximately $79,625 in net proceeds from the offering after deduction for underwriting fees and estimated expenses. Allscripts used approximately $11,250 of the net proceeds to repurchase approximately 1,399 shares of its common stock, which will be held in treasury, and will use the remaining net proceeds for general corporate purposes, which may include future additional share repurchases, acquisitions or other strategic investments (see Note 8).

5. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income, net of income tax, consist of unrealized gains and losses on Allscripts marketable securities of $(256) and $102, at June 30, 2004 and December 31, 2003, respectively. Comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$696	$(2,071)	$963	$(4,177)
Other comprehensive income:
Unrealized losses on marketable securities, net of taxes	(362)	(74)	(358)	(138)

Comprehensive income (loss)	$334	$(2,145)	$605	$(4,315)

6. Net Income (Loss) Per Share

Allscripts accounts for net income (loss) per share in accordance with Statement of Financial Accounting Standards (FAS) No. 128, “Earnings per Share,” which requires the presentation of basic and diluted earnings per share. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average shares of outstanding common stock. For purposes of calculating diluted loss per share, the denominator includes both the weighted average shares of common stock and dilutive common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options. The following table sets forth the basic and diluted weighted average shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding:
Basic	39,469	38,457	39,319	38,449
Effect of dilutive securities (primarily stock options)	2,962	—	2,794	—

Diluted	42,431	38,457	42,113	38,449

FAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three and six months ended June 30, 2003, due to Allscripts’ net loss, 457 and 353 dilutive securities, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

In July 2004, the EITF of the FASB provided a tentative conclusion on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s tentative conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met and assuming the shares are not anti-dilutive. If a final consensus is reached in support of the tentative conclusion, Allscripts would be required to adopt the provisions of EITF No. 04-8 for the Notes issued in July 2004 (see Note 8) for periods ending after December 15, 2004, including the retroactive restatement of all diluted earnings per share calculations for all periods presented.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Prepackaged medications	$12,396	$11,170	$23,580	$23,288
Software and related services	9,934	6,020	18,829	11,816
Information services	3,278	2,480	6,354	4,596

Total revenue	$25,608	$19,670	$48,763	$39,700

Income (loss) from operations:
Prepackaged medications	$1,897	$2,018	$3,921	$4,169
Software and related services	1,464	(1,591)	2,253	(3,477)
Information services	648	831	1,122	1,535
Unallocated corporate expenses	(3,468)	(3,679)	(6,798)	(7,146)

Income (loss) from operations	541	(2,421)	498	(4,919)
Net interest and other income, net	155	350	465	742

Income (loss) before income taxes	$696	$(2,071)	$963	$(4,177)

8. Subsequent Events

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Upon conversion, Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

Allscripts received approximately $79,625 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. Allscripts used approximately $11,250 of the net proceeds to repurchase approximately 1,399 shares of its common stock, which will be held in treasury, and will use the remaining net proceeds for general corporate purposes, which may include future additional share repurchases, acquisitions or other strategic investments. The issuance costs of approximately $2,875 will be capitalized as a deferred charge and will be amortized as interest expense over sixty months using the effective interest method, through the first date that the holders have the option to require Allscripts to purchase the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Overview

Allscripts Healthcare Solutions is a leading provider of clinical software, connectivity and information solutions for physicians. We provide three key product and service offerings, each of which focus on the physician. TouchWorks™ and AIC provide software and related services that automate the most common physician activities. Our Physicians Interactive business provides interactive educational opportunities for the physician. Allscripts Direct™ provides medication management solutions for physicians. We believe that our TouchWorks™, AIC and Physicians Interactive™ products and service offerings represent our largest potential for growth.

Our software and services segment is comprised primarily of our TouchWorks™ software business and our AIC electronic document imaging and scanning solutions business. TouchWorks™ is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a Tablet PC, wireless handheld device or desktop workstation to automate the most common physician activities. Our acquisition of AIC in 2003, offers us the integration of document imaging and scanning technology for TouchWorks™, and a product offering for the small and independent physician practices that TouchWorks™ traditionally has not targeted. During March 2004, we announced a new downloadable electronic prescribing solution, TouchScript.NET™, designed specifically for small and independent physicians. The new TouchScript.NET product offering is included in our software and services segment. Our information services segment is comprised primarily of our Physicians Interactive™ (PI) business. PI links physicians with pharmaceutical companies, managed care and medical suppliers using interactive education sessions to provide product information. Our acquisition of certain assets and assumed liabilities of RxCentric during August 2003 have been fully integrated into the PI business. The RxCentric acquisition was made to expand our domestic client base and international market for our information services business. Finally, our prepackaged medications segment is comprised of our Allscripts Direct™ business. Allscripts Direct™ provides point-of-care medication and medical supply management solutions for physicians.

The composition of our revenue is as follows (unaudited):

	2004		2003
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Prepackaged medications	$12,396	$11,184	$11,894	$10,990	$11,170	$12,118
Software and related services	9,934	8,895	8,318	8,232	6,020	5,796
Information services	3,278	3,076	3,441	3,266	2,480	2,116

Total revenue	$25,608	$23,155	$23,653	$22,488	$19,670	$20,030

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

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Prepackaged Medications

Prepackaged medications revenue increased by 11.0%, or $1,226, from $11,170 for the three months ended June 30, 2003 to $12,396 for the same period in 2004. Prepackaged medications revenue was $23,580 for the six months ended June 30, 2004, which increased slightly over revenue totaling $23,288 for the same period in 2003. The increase in revenue for both periods is due primarily to an increase in bulk sales to wholesale customers during the three and six months ended June 30, 2004, offset by a reduction in the volume of prepackaged medications sold to our traditional physician customers for both periods in 2004. This decrease in prepackaged medication volume during the three and six months ended June 30, 2004 was partially offset by pricing increases in brand medications due to inflationary factors.

Gross profit for the prepackaged medications segment for the three months ended June 30, 2004 decreased by $124, from $2,466 in the second quarter of 2003 to $2,342 in same period in 2004. Gross profit for the prepackaged medications segment for the six months ended June 30, 2004 decreased by $362, from $5,135 in the first half of 2003 to $4,773 in same period in 2004. Gross profit as a percentage of revenue decreased to 18.9% in the second quarter of 2004 from 22.1% in the same period in 2003. Gross profit as a percentage of revenue decreased to 20.2% in the first half of 2004 from 22.0% in the same period in 2003. The decrease in gross profit and gross profit as a percentage of revenue for both periods in 2004 is due primarily to a change in the mix of revenue, reflecting an increase in sales to wholesale customers which have a significantly lower gross margin than sales of prepackaged medications. Gross profit for prepackaged medications only (i.e., excluding bulk sales to wholesale customers) as a percentage of revenue was 22.8% and 23.2% for the three and six months ended June 30, 2004, respectively, as compared to 22.6% and 23.1% for the three and six months ended June 30, 2003, respectively.

Operating expenses for prepackaged medications for the three months ended June 30, 2004 was $445, which is flat with the $448 incurred for the same period in 2003. Operating expenses for prepackaged medications for the first half of 2004 decreased by $114, from $966 during the first half of 2003 to $852 in the same period for 2004. This decrease for the first half of 2004 was primarily due to a reduction in headcount in the sales and services department, which was partially offset by additional salary and benefit costs related to the addition of a new executive of operations during the second half of 2003.

Software and Related Services

Software and related services revenue for the three months ended June 30, 2004 increased by 65.0%, or $3,914, from $6,020 in the second quarter of 2003 to $9,934 in the second quarter of 2004. Software and related services revenue for the six months ended June 30, 2004 increased by 59.4%, or $7,013, from $11,816 in the first half of 2003 to $18,829 in the same period in 2004. The increase in both periods reflects the implementation of our integrated content and clinical workflow products to new customers during the twelve-month period ended June 30, 2004, as well as the add-on of additional software modules and the continuation and completion of implementations for existing customers. The increase in revenue during both periods in 2004 also is reflective of AIC revenue from our electronic document imaging and scanning solutions. AIC was acquired in August 2003.

Gross profit for software and related services increased by 144.3%, or $3,735, from $2,588 in the second quarter of 2003 to $6,323 in the second quarter of 2004. Gross profit for software and related services increased by 141.0%, or $6,849, from $4,857 in the first half of 2003 to $11,706 in the same period in 2004. Gross profit as a percentage of revenue increased to 63.7% in the second quarter of 2004 from 43.0% in the same period in 2003. Gross profit as a percentage of revenue increased to 62.2% in the first half of 2004 from 41.1% in the same period in 2003. The increase in both gross profit and gross profit as a percentage of revenue for both periods in 2004 resulted from the increase in revenue during the three and six months ended June 30, 2004, including the addition of AIC. In addition, the increase was due to our ongoing concentrated efforts to reduce our costs of implementation, training, and support. The gross profit improvement also is due to a decrease in depreciation expense from hardware used at our smaller physician sites. These gross profit and gross profit as a percentage of revenue improvements were partially offset by an increase in the amortization of capitalized software and an increase in revenue sharing commissions.

Operating expenses for software and related services for the three months ended June 30, 2004 increased by 16.3%, or $680, from $4,179 in 2003 to $4,859 in 2004. Operating expenses for software and related services for the first half of 2004 increased by 13.4%, or $1,119, from $8,334 in 2003 to $9,453 in 2004. The increase in operating expenses for both periods was primarily the result of additional operating expenses resulting from the AIC acquisition and an increase in sales commissions offset by an increase in capitalized development costs during the first half of 2004. All development costs are capitalized pursuant to Statement of Financial Accounting Standards (FAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” During the first half of 2004 and 2003, development costs in the amount of $2,460 and $657, respectively, were capitalized.

Information Services

Information services revenue increased by 32.2%, or $798, from $2,480 in the second quarter of 2003 to $3,278 in the same period in 2004. Information services revenue increased by 38.3%, or $1,758, from $4,596 in the first half of 2003 to $6,354 in the first half of 2004. The increase in information services revenue for both periods primarily reflects the addition of revenue from our RxCentric acquisition in August 2003 and an increase in transaction revenue, offset by pricing discounts given to our large domestic pharmaceutical customers. The Physicians Interactive™ business continues to operate in a more difficult sales environment, resulting from the issues raised by the Office of Inspector General in 2003 regarding physician marketing activities by pharmaceutical manufacturers. We expect this difficult marketing environment to continue in the foreseeable future.

Gross profit for information services for the three and six months ended June 30, 2004 was $1,424 and $2,756, respectively, which was relatively flat when compared with $1,463 and $2,713 for the three and six month periods ended June 30, 2003, respectively. Gross profit as a percentage of revenue decreased to 43.4% for the three and six month periods ending June 30, 2004, from 59.0% in the same periods in 2003. The decrease in the gross profit as a percentage of revenue for both periods are the result of a more difficult sales environment as discussed above and a change in product mix as a result of the acquisition of RxCentric, whose products have a lower margin than the historical PI business contracts. An increase in transaction revenue during the second quarter and first half of 2004 helped offset the decrease in gross profit and gross profit as a percentage of revenue during both periods in 2004. In addition the adoption of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21) resulted in a decrease in gross profit and gross profit as a percentage of revenue due to transitional timing differences on the recognition of revenue for the three and six months ended June 30, 2004 compared to the same periods in 2003 in which EITF No. 00-21 was not effective.

Operating expenses for information services for the three months ended June 30, 2004 increased by $144, from $632 in the second quarter of 2003 to $776 in the same period in 2004. Operating expenses for information services for the six months ended June 30, 2004 increased by $456, from $1,178 in the first half of 2003 to $1,634 in the same period in 2004. The increase in both periods was due primarily to the addition of operating expenses from our RxCentric acquisition.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended June 30, 2004 decreased by $211, from $3,679 in the second quarter of 2003 to $3,468 in the same period of 2004. Unallocated corporate expenses for the six months ended June 30, 2004 decreased by $348, from $7,146 in the first half of 2003 to $6,798 in the same period of 2004. This improvement was due primarily to a decrease in depreciation expense as a result of fixed assets that became fully depreciated subsequent to June 30, 2003, a reduction in bad debt expense in 2004 due to an improvement in receivables management, a reduction in state fees and proceeds received from a legal settlement in the first quarter of 2004. These improvements in unallocated corporate expenses on a comparable quarter over quarter basis were substantially offset by an increase in intangible amortization expense due to the AIC and RxCentric acquisitions and an increase in corporate headcount.

Interest and Other Income

Interest income for the three months ended June 30, 2004 was $220 as compared to $388 for the same period in 2003. Interest income for the six months ended June 30, 2004 was $437 as compared to $821 for the same period in 2003. The decrease in both periods is primarily due to lower average cash and marketable securities balances.

Liquidity and Capital Resources

At June 30, 2004 and December 31, 2003, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $54,672 and $51,309, respectively. This increase of $3,363 during the first half of 2004 was due primarily to $4,908 in net cash generated from operations and $2,125 in cash proceeds from the exercise of stock options, partially offset by capitalized software and website development costs of $2,473, $782 in capital expenditures, and $358 in unrealized losses on marketable securities.

Our working capital increased by $3,993 during the first half of 2004, from $17,392 at December 31, 2003 to $21,385 as of June 30, 2004. The increase is due primarily to a $7,050 change in the overall mix of cash, cash equivalents and marketable securities with a greater allocation to short-term investments, which was partially offset by a $1,800 reclassification during the first quarter of 2004 of our AIC acquisition holdback obligation from a non-current liability to a current liability during the first quarter of 2004 and an improvement in trade receivable collections during the first half of 2004. At June 30, 2004, we had an accumulated deficit of $557,555.

Operating Activities

Net cash provided by operating activities was $4,908 for the first half of 2004, which was primarily due to our net income of $963 generated during the first half of 2004 adjusted for depreciation and amortization reconciling items of $2,422 and due to a decrease in cash used for prepaid expenses and other assets of $1,362 which is primarily due to the prepayment of insurance related items during 2003.

Investing Activities

Net cash used in investing activities was $2,025 for the first half of 2004, which primarily consisted of $2,473 in capitalized software and website development costs and $782 in capital expenditures, offset by $1,369 in net proceeds received from the maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $2,120 for the six months ended June 30, 2004, which was primarily due to the receipt of $2,125 in net proceeds from the exercise of stock options during the first half of 2004.

Future Capital Requirements

Our primary future cash needs will be to fund working capital, capital expenditures, product development, including our TouchScript.NET ™ product offering, sales and use tax considerations, and approximately $1,800 in remaining holdback payments related to our AIC acquisition. Currently, we have no material commitments for capital expenditures, although we anticipate capital expenditures in the range of $1,500 to $2,000 for the second half of 2004. Our capital expenditure estimate for 2004 represents an increase over the 2003 level due to several improvements and upgrades we have planned for our information systems in 2004. We had capital expenditures totaling $782 during the six months ended June 30, 2004.

In July, 2004, we completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). These Notes can be converted, in certain circumstances, into approximately 7.3 million shares of common stock, based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if we call the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Upon conversion, we have the right to deliver common stock, cash or a combination of cash and shares of common stock. We may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require us to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

We received approximately $79,625 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. We used approximately $11,250 of the net proceeds to repurchase approximately 1.4 million shares of our common stock that will be held in treasury and we will use the remaining net proceeds for general corporate purposes, which may include future additional share repurchases, acquisitions or other strategic investments. The issuance costs of approximately $2,875 will be capitalized as a deferred charge and will be amortized as interest expense over sixty months using the effective interest method, through the first date that the holders have the option to require us to purchase the Notes. The annual interest expense of $2,888 on the Notes and the annual amortization of the issuance costs of approximately $575 for the first five years will be partially offset to the extent of interest income earned on all or a portion of the net proceeds received from the offering.

We believe that our cash flows from operations, our cash, cash equivalents, and marketable securities totaling approximately $123,000, consisting of $54,672 as of June 30, 2004, and approximately $79,625 in net proceeds received from our offering in July 2004, reduced by the payment of $11,250 to repurchase approximately 1.4 million shares of our common stock that will be held in treasury, will be sufficient to meet the anticipated cash needs of our current business for the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations at June 30, 2004 including the anticipated obligations relating to the relocation of our corporate headquarters scheduled for the fourth quarter of 2004 (see below), and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Remainder of 2004	2005 – 2006	2007 – 2008	2009+
Contractual obligations:
Non-cancelable capital leases	$135	$40	$95	$—	$—
Non-cancelable operating leases	8,021	676	2,699	2,217	2,429
Acquisition payment obligation	1,800	—	1,800	—	—

Total contractual obligations	$9,956	$716	$4,594	$2,217	$2,429

Our acquisition payment obligation consists of a $1,800 holdback provision in connection with the acquisition of AIC. The holdback amount was established to provide for certain contingencies and financial items, as defined. We anticipate that we will make payment on this holdback obligation during the first quarter of 2005.

In July 2004, we completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). These Notes can be converted, in certain circumstances, into approximately 7.3 million shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events (see footnote 8 to the consolidated financial statements).

During the second quarter of 2004 we elected to reduce our Libertyville executive and operating facilities by approximately 17,800 square feet, which will become effective on January 1, 2005. This reduction in facility space was made due to our planned move of our corporate headquarters to a new location in downtown Chicago during the fourth quarter of 2004. The majority of our operations will remain at the Libertyville location. The new corporate facility lease for our downtown Chicago location will consist of a ten-year lease for approximately 13,000 square feet. As of August 9, 2004, a lease had not been executed for the new Chicago location but the expected operating lease obligation amounts have been included in the contractual obligations table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Dollar Amounts in Thousands)

As of June 30, 2004, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. As of June 30, 2004, we had cash, cash equivalents and marketable securities in financial instruments of $54,672. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2004, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $547.

Item 4. Controls and Procedures

As of June 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, Allscripts completed a private placement of $82.5 million of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes were initially sold to Banc of America Securities LLC and certain other initial purchasers pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes were offered and sold by the initial purchasers to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933, as amended. For further information regarding the offering and the Notes, see footnote 8 to the consolidated financial statements contained in Part I, Item 1 of this report (which is Incorporated by reference herein).

Item 4. Submission of Matters to a Vote of Security Holders

At Allscripts’ Annual Meeting of Stockholders held on May 27, 2004, the stockholders (1) elected Michael Kluger and Robert Compton as directors of Allscripts to hold office until the 2007 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); (2) approved an amendment and restatement of the Allscripts amended and restated 1993 stock incentive plan and (3) ratified the appointment of Grant Thornton LLP as Allscripts’ independent accountants. The votes were as follows:

	Votes for	Votes against	Withheld/Abstain
(1) Election of directors:
Michael Kluger	35,793,825	—	398,423
Robert Compton	36,040,591	—	151,657

(2) Amendment and restatement of the Allscripts amended and restated 1993 stock incentive plan	19,284,224	8,486,259	93,597

(3) Ratification of the appointment of Grant Thornton LLP	35,793,771	388,814	9,663

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

See Index to Exhibits

(b)	Reports on Form 8-K

During the second quarter of 2004, we had five Current Reports on Form 8-K as follows:

(1)	On April 16, 2004, we filed a report on Form 8-K under Item 4 and Item 7 in connection with a change in certifying accountant.

(2)	On May 5, 2004, we furnished a report on Form 8-K under Item 12 in connection with the announcement of our first quarter 2004 earnings.

(3)	On June 24, 2004, we furnished a report on Form 8-K under Item 7 and Item 9 in connection with an investor presentation dated June 2004.

(4)	On June 29, 2004, we filed a report on Form 8-K under Item 5 and Item 7 in connection with a press release announcing our intention to offer convertible debt in a private placement.

(5)	On June 29, 2004, we filed a report on Form 8-K under Item 5 and Item 7 in connection with a press release announcing that we had priced a private offering of $75 million aggregate principal amount of our 3.50% Convertible Senior Debentures Due 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Registrant)

By:	/s/ William J. Davis
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 9, 2004

Index to Exhibits

Exhibit Number	Description	References

4.1	Indenture dated as of July 6, 2004 between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement dated as of July 6, 2004 between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

10.1	Amendment and Restatement of Allscripts Healthcare Solutions, Inc.’s Amended and Restated 1993 Stock Incentive Plan.	Incorporated herein by reference from Appendix B to the Allscripts Healthcare Solutions, Inc. Proxy Statement relating to its 2004 Annual Meeting of Stockholders, filed on April 29, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer