Form 10-Q
period 2004-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2004-11-10
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 38,375,527 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,328	$13,336
Marketable securities	15,225	3,435
Accounts receivable, net of allowances of $2,932 at September 30, 2004 and $3,128 at December 31, 2003	20,441	18,219
Other receivables	396	237
Inventories	2,413	3,249
Prepaid expenses and other current assets	3,215	3,863

Total current assets	89,018	42,339

Long-term marketable securities	62,024	34,538
Fixed assets, net	2,180	2,237
Software development costs, net	6,408	4,040
Intangible assets, net	11,254	12,074
Goodwill	13,713	14,285
Other assets	4,714	879

Total assets	$189,311	$110,392

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,738	$6,082
Accrued expenses	8,167	5,662
Accrued compensation	1,837	2,244
Deferred revenue	13,759	10,959

Total current liabilities	30,501	24,947

Long-term debt	82,500	—
Other liabilities	187	2,055

Total liabilities	113,188	27,002

Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 38,367 shares issued and outstanding at September 30, 2004; 39,050 shares issued and outstanding at December 31, 2003	398	391
Less Treasury Stock:
$0.01 par value,1,399 shares at September 30, 2004; 0 shares at December 31, 2003	(11,250)	—
Additional paid-in capital	644,004	641,415
Accumulated deficit	(556,812)	(558,518)
Accumulated other comprehensive income (loss)	(217)	102

Total stockholders’ equity	76,123	83,390

Total liabilities and stockholders’ equity.	$189,311	$110,392

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Revenue:
Prepackaged medications	$11,811	$10,990	$35,391	$34,278
Software and related services	10,986	8,232	29,815	20,048
Information services	2,897	3,266	9,251	7,862

Total revenue	25,694	22,488	74,457	62,188

Cost of revenue:
Prepackaged medications	9,621	8,690	28,427	26,843
Software and related services	3,581	3,827	10,704	10,786
Information services	1,415	1,316	5,014	3,199

Total cost of revenue	14,617	13,833	44,145	40,828

Gross profit	11,077	8,655	30,312	21,360

Selling, general and administrative expenses	9,453	9,618	27,316	26,974
Amortization of intangible assets	437	295	1,311	563

Income (loss) from operations	1,187	(1,258)	1,685	(6,177)

Interest income	436	322	873	1,143
Interest expense	(833)	—	(833)	—
Other income (expense), net	(48)	18	(20)	(61)

Income (loss) before income taxes	742	(918)	1,705	(5,095)

Provision for income tax	—	—	—	—

Net income (loss)	$742	$(918)	$1,705	$(5,095)

Net income (loss) per share—basic and diluted	$0.02	$(0.02)	$0.04	$(0.13)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	38,803	38,628	39,146	38,509
Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	41,164	38,628	41,760	38,509

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net Income (loss)	$1,705	$(5,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,567	3,831
Non-cash compensation expense	—	78
Realized gain on investments	(49)	(29)
Provision for doubtful accounts	175	420
Changes in operating assets and liabilities:
Accounts receivable	(2,425)	3,412
Other receivables	(159)	378
Inventories	836	706
Prepaid expenses and other assets	673	(29)
Accounts payable	656	2,241
Accrued expenses	1,090	132
Accrued compensation	(407)	(1,040)
Accrued restructuring and other charges	(104)	(960)
Deferred revenue	2,800	(209)
Other liabilities	(68)	50

Net cash provided by operating activities	8,290	3,886

Cash flows from investing activities:
Capital expenditures	(1,105)	(525)
Purchase of marketable securities	(60,911)	(38,049)
Maturities of marketable securities	21,393	44,084
Payments for acquisitions	(139)	(14,977)
Investment in promissory note receivable and minority interest	(1,100)	—
Capitalized software and website development costs	(3,407)	(1,205)

Net cash used in investing activities	(45,269)	(10,672)

Cash flows from financing activities:
Payments of capital lease obligations	(28)	(200)
Debt issuance costs	(2,848)	—
Issuance of convertible debt	82,500	—
Purchase of treasury stock	(11,250)	—
Proceeds from exercise of stock options	2,597	235

Net cash provided by financing activities	70,971	35

Net increase (decrease) in cash and cash equivalents	33,992	(6,751)
Cash and cash equivalents, beginning of period	13,336	17,247

Cash and cash equivalents, end of period	$47,328	$10,496

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

Revenue recognized in the TouchWorks™ business included in our software and related services segment, from software licensing arrangements where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for under American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts.” Allscripts recognizes such revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized as amounts become payable.

Revenue recognized in the TouchWorks™ and AIC businesses included in our software and related services segment, from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is accounted for under SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Such revenue is recognized upon shipment of the software or as services are performed, provided that persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. For agreements that are deemed to have extended payment terms, revenue is recognized as amounts become payable.

Certain of our customer arrangements in our software and related services and information services segments include multiple deliverables. We account for these arrangements in accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria are considered for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized on a straight-line basis over the term of the arrangement. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

As of September 30, 2004 and December 31, 2003, respectively, there was $1,679 and $1,066 of revenue earned on contracts in excess of billings, which is included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue as of September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Billings in excess of revenue earned on contracts in progress for software, services and support provided by the TouchWorks™ business included in our software and related services segment	$8,639	$4,765
Prepayments and billings in excess of revenue earned for interactive physician education sessions and transaction revenue services provided by the Physicians Interactive™ business included in our information services segment	4,150	4,849
Prepayments and billings in excess of revenue earned for document imaging and scanning products, services and support provided by the AIC business included in our software and related services segment	840	1,019
Other prepayments and billings in excess of revenue	130	326

Total deferred revenue	$13,759	$10,959

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

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted using the Black-Scholes option pricing model, reported net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$742	$(918)	$1,705	$(5,095)
Stock-based compensation cost included in Net income (loss), as reported	—	—	—	78
Stock-based compensation cost	(2,114)	(5,213)	(8,986)	(14,340)

Pro forma net loss	$(1,372)	$(6,131)	$(7,281)	$(19,357)

Net income (loss) per share—basic and diluted, as reported	$0.02	$(0.02)	$0.04	$(0.13)

Pro forma net loss per share—basic and diluted	$(0.04)	$(0.16)	$(0.19)	$(0.50)

4.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at September 30, 2004 and December 31, 2003 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	September 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash	$6,532	$3,609
Money market funds	15,687	2,232
U.S. government and agency debt obligations	6,996	—
Corporate debt securities	18,113	7,495

	47,328	13,336

Short-term marketable securities:
Corporate debt securities	9,330	2,164
U.S. government and agency debt obligations	5,895	1,271

	15,225	3,435

Long-term marketable securities:
Corporate debt securities	47,444	21,014
U.S. government and agency debt obligations	14,580	13,524

	62,024	34,538

Total cash, cash equivalents and marketable securities	$124,577	$51,309

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. Allscripts received approximately $79,652 in net proceeds from the offering after deduction for underwriting fees and professional expenses. Allscripts used approximately $11,250 of the net proceeds to repurchase approximately 1,399 shares of its common stock, which will be held in treasury, and will use the remaining net proceeds for general corporate purposes, which may include future additional share repurchases, acquisitions or other strategic investments (see Note 8).

5. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income, net of income tax, consist of unrealized gains and losses on Allscripts marketable securities of $(217) and $102, at September 30, 2004 and December 31, 2003, respectively. Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$742	$(918)	$1,705	$(5,095)
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of taxes	39	(193)	(319)	(331)

Comprehensive income (loss)	$781	$(1,111)	$1,386	$(5,426)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding:
Basic	38,803	38,628	39,146	38,509
Effect of dilutive securities (primarily stock options)	2,361	—	2,614	—

Diluted	41,164	38,628	41,760	38,509

FAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three and nine months ended September 30, 2003, due to Allscripts’ net loss, 946 and 392 dilutive securities, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

On September 30, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Effective December 15, 2004, contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, Earnings Per Share, regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. If the provisions of EITF 04-8 were effective for the three and nine months ended September 30, 2004, the as-if convertible 7,300 shares and interest expense related to the 3.5% convertible senior notes due 2024 that were issued in July 2004 would have been excluded from the basic and diluted earnings per share calculation as the effect would have been anti-dilutive.

7. Investment in Promissory Note Receivable and Minority Interest

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement (the “Note Purchase Agreement”) with Medem Inc. (“Medem”) and certain other investors (the “Co-Investors”). Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined or the filing of a registration statement with the SEC for public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. In addition, upon consummation of a Liquidity Event, each Promissory Note holder will receive, as a premium in addition to the repayment of the outstanding principal and interest due and payable under such Promissory Note, an amount equal to two (2) times the maximum amount that Medem may borrow under such Promissory Note. As of September 30, 2004, Allscripts funded $600 under the Note Purchase Agreement.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Note into 2,100 shares of Medem’s Series A Common Stock. Borrowings under the Promissory Note are not permitted (i) more than once per calendar quarter, (ii) later than the forty-fifth (45th) day after the end of the previous calendar quarter, and (iii) in amounts greater than $750 per calendar quarter, without the prior written consent of Allscripts and the majority of the Co-Investors. In addition, in order for Medem to make borrowings under the Promissory Note, Medem must have satisfied certain financial targets.

In connection with the transaction described above, Allscripts entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash. In addition, pursuant to the terms of such agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600. If Allscripts converts all of its Promissory Note and exercises its option to purchase an additional interest in Medem, it will own approximately 50.4% of the voting capital of Medem and 40.5% of all of the capital stock of Medem. The total investment in the Promissory Note and Share Purchase Agreement totaling $1,100 as of September 30, 2004 has been recorded under the cost basis of accounting in other assets on the consolidated balance sheet.

8. Long-Term Debt

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

Allscripts received approximately $79,652 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. The debt issuance costs of approximately $2,848 have been capitalized as an other asset and is being amortized as interest expense over five years using the effective interest method, through the first date that the holders have the option to require Allscripts to purchase the Notes. Long-term debt outstanding consists of the following:

	September 30, 2004	December 31, 2003
3.5% Senior Convertible Debt	$82,500	$—

Current portion of long-term debt	—	—

Total long-term debt	$82,500	$—

Interest expense for the three and nine month periods ended September 30, 2004 consisted of $676 in interest expense and $154 in debt issuance cost amortization. No interest expense was recorded for the three and nine month periods ended September 30, 2003.

9. Business Segments

FAS No. 131, “Disclosures about Segments of a Business Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services segment derives its revenue from the sale and installation of software that provides point-of-care decision support solutions, document imaging solutions, and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions and transaction revenue. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. In addition, Allscripts records corporate selling, general, and administrative expenses, amortization of intangibles, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of Allscripts’ operating segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Prepackaged medications	$11,811	$10,990	$35,391	$34,278
Software and related services	10,986	8,232	29,815	20,048
Information services	2,897	3,266	9,251	7,862

Total revenue	$25,694	$22,488	$74,457	$62,188

Income (loss) from operations:
Prepackaged medications	$1,767	$1,858	$5,688	$6,027
Software and related services	2,631	(623)	4,884	(4,100)
Information services	672	1,156	1,794	2,691
Unallocated corporate expenses	(3,883)	(3,649)	(10,681)	(10,795)

Income (loss) from operations	1,187	(1,258)	1,685	(6,177)
Net interest and other income, net	388	340	853	1,082
Interest expense	(833)	—	(833)	—

Income (loss) before income taxes	$742	$(918)	$1,705	$(5,095)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Overview

Allscripts Healthcare Solutions is a leading provider of clinical software, connectivity and information solutions for physicians. We provide three key product and service offerings, each of which focus on the physician. Our software and services segment is comprised primarily of our TouchWorks™ software business and our AIC electronic document imaging and scanning solutions business. TouchWorks™ is a modular electronic medical record (mEMR™) designed to enhance physician productivity using a Tablet PC, wireless handheld device or desktop workstation to automate the most common physician activities. Our acquisition of AIC in 2003, provides us with document imaging and scanning technology for TouchWorks™, and a product offering for physician practices that TouchWorks™ traditionally has not targeted. During March 2004, we announced a new downloadable electronic prescribing solution, TouchScript.NET™, designed specifically for small and independent physicians. The new TouchScript.NET product offering is included in our software and services segment. Our information services segment is comprised primarily of our Physicians Interactive™ (PI) business. PI links physicians with pharmaceutical companies, managed care and medical suppliers using interactive education sessions to provide product information. Our acquisition of certain assets and assumed liabilities of RxCentric during August 2003 have been fully integrated into the PI business. The RxCentric acquisition was made to expand our domestic client base and international market for our information services business. Finally, our prepackaged medications segment is comprised of our Allscripts Direct™ business. Allscripts Direct™ provides point-of-care medication and medical supply management solutions for physicians. We believe that our TouchWorks™, AIC and Physicians Interactive™ products and service offerings represent our largest potential for growth.

The composition of our revenue is as follows (unaudited):

	2004			2003
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Prepackaged medications	$11,811	$12,396	$11,184	$11,894	$10,990	$11,170	$12,118
Software and related services	10,986	9,934	8,895	8,318	8,232	6,020	5,796
Information services	2,897	3,278	3,076	3,441	3,266	2,480	2,116

Total revenue	$25,694	$25,608	$23,155	$23,653	$22,488	$19,670	$20,030

Cost of revenue for the software and related services segment consists primarily of the salaries, bonuses and benefits of our billable professionals, third party software costs, hardware costs, capitalized software amortization and other direct engagement costs. Cost of revenue for the information services segment consists primarily of salaries, bonuses and benefits of our program management and program development personnel, costs to recruit physicians and other program management costs. Cost of revenue for the prepackaged medications segment consists primarily of the cost of the medications, the salaries, bonuses and benefits for the repackaging personnel, shipping costs, repackaging facility costs and other costs.

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

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Prepackaged Medications

Prepackaged medications revenue increased by 7.5%, or $821, from $10,990 for the three months ended September 30, 2003 to $11,811 for the same period in 2004. Prepackaged medications revenue increased by 3.3%, or $1,113, from $34,278 for the nine months ended September 30, 2003 to $35,391 for the same period in 2004. The increase in revenue for both periods is due primarily to an increase in bulk sales to wholesale customers and a pricing increase in brand medications due to inflationary factors, offset by a decrease in revenue due to a change in product mix from more expensive brand medications to generic as a result of new generic vendor product offerings for 2004 and due to a decrease in the overall customer base as a result of competitive factors and trends experienced in the repackaging marketplace. We expect these factors in the sales environment to continue in the foreseeable future.

Gross profit for the prepackaged medications segment decreased by 4.8% for the three months ended September 30, 2004, from $2,300 in the third quarter of 2003 to $2,190 in same period in 2004. Gross profit for the prepackaged medications segment decreased by 6.3%, or $471, for the nine months ended September 30, 2004 from $7,435 in the first nine months of 2003 to $6,964 in same period in 2004. Gross profit as a percentage of revenue decreased to 18.5% in the third quarter of 2004 from 20.9% in the same period in 2003. Gross profit as a percentage of revenue decreased to 19.7% in the first nine months of 2004 from 21.7% in the same period in 2003. The decrease in gross profit and gross profit as a percentage of revenue for both periods in 2004 is due primarily to a change in the mix of revenue, reflecting an increase in bulk sales to wholesale customers which have a significantly lower gross margin than sales of prepackaged medications to our traditional physician customers. Gross profit for prepackaged medications only (i.e., excluding bulk sales to wholesale customers) as a percentage of revenue was 24.0% and 23.4% for the three and nine months ended September 30, 2004, respectively, as compared to 21.3% and 22.5% for the three and nine months ended September 30, 2003, respectively.

Operating expenses for prepackaged medications for the three months ended September 30, 2004 decreased by 4.3% from $442 during the three months ended September 30, 2003 to $423 for the same period in 2004. Operating expenses for prepackaged medications for the nine months decreased by 9.5% from $1,408 during the nine months ended September 30, 2003 to $1,275 for the same period in 2004. This decrease for the three and nine month period was primarily due to a reduction in headcount in the sales and services department.

Software and Related Services

Software and related services revenue for the three months ended September 30, 2004 increased by 33.5%, or $2,754, from $8,232 in the third quarter of 2003 to $10,986 in the same period of 2004. Software and related services revenue for the nine months ended September 30, 2004 increased by 48.7%, or $9,767, from $20,048 in the nine months of 2003 to $29,815 in the same period in 2004. The increase in both periods reflects the implementation of our integrated content and clinical workflow products to new customers during the twelve-month period ended September 30, 2004, as well as the add-on of additional software modules and the continuation and completion of implementations for existing customers. The increase in revenue during the three and nine month periods in 2004 also is reflective of AIC revenue from our electronic document imaging and scanning solutions. AIC was acquired in August 2003.

Gross profit for software and related services increased by 68.1%, or $3,000, from $4,405 in the third quarter of 2003 to $7,405 in the third quarter of 2004. Gross profit for software and related services increased by 106.3%, or $9,849, from $9,262 in the first nine months of 2003 to $19,111 in the same period in 2004. Gross profit as a percentage of revenue increased to 67.4% in the third quarter of 2004 from 53.5% in the same period in 2003. Gross profit as a percentage of revenue increased to 64.1% in the first nine months of 2004 from 46.2% in the same period in 2003. The increase in both gross profit and gross profit as a percentage of revenue for both periods in 2004 resulted from the increase in revenue during the three and nine months ended September 30, 2004, including the addition of AIC. In addition, the increase was due to our ongoing concentrated efforts to reduce our costs of implementation, training, and support. The gross profit improvement is also due to a decrease in depreciation expense from hardware used at our smaller physician sites. These gross profit and gross profit as a percentage of revenue improvements were partially offset by an increase in the amortization of capitalized software and an increase in revenue sharing royalties.

Operating expenses for software and related services for the three months ended September 30, 2004 decreased by 5.1%, or $254, from $5,028 in 2003 to $4,774 in 2004. Operating expenses for software and related services for the nine months increased by 6.5%, or $865, from $13,362 in 2003 to $14,227 in 2004. The decrease in operating expenses during the third quarter of 2004 was primarily due to a reduction in net marketing expenses resulting from an increase in third party marketing funding and due to an increase in capitalized development costs, partially offset by the additional operating expenses resulting from the AIC acquisition. The increase in operating expenses for the nine months ended September 30, 2004 was primarily the result of additional operating expenses from the AIC acquisition, which was offset by an increase in capitalized development costs during that period. All development costs are capitalized pursuant to Statement of Financial Accounting Standards (FAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” During the nine months ended September 30, 2004 and 2003, software development costs in the amount of $3,394 and $1,134, respectively, were capitalized.

Information Services

Information services revenue decreased by 11.3%, or $369, from $3,266 in the third quarter of 2003 to $2,897 in the same period in 2004. Information services revenue increased by 17.7%, or $1,389 from $7,862 in the nine months of 2003 to $9,251 in the nine months of 2004. The decrease in the information services revenue for the three months ended September 30, 2004 reflects pricing discounts that were given to our large domestic pharmaceutical customers and by a more difficult sales environment, resulting from the issues raised by the Office of Inspector General (“OIG”) in 2003 regarding physician marketing activities by pharmaceutical manufacturers. Such declines were partially offset by an increase in the number of e-detailing programs completed on a year over year basis. The increase in the information services revenue for the nine months ended September 30, 2004 primarily was due to an increase in the number of e-detailing programs completed on a year over year basis, an increase in transaction revenue, and the revenue contribution of RxCentric, which was acquired in August 2003. Such increases were partially offset by pricing discounts that were given to our large domestic pharmaceutical customers and by a more difficult sales environment, resulting from the OIG issues raised in 2003.

Gross profit for the information services segment for the three months ended September 30, 2004 decreased by 24.0% from $1,950 in the third quarter of 2003 to $1,482 in same period in 2004. Gross profit for the information services segment for the nine months ended September 30, 2004 decreased by 9.1%, from $4,663 in the nine months of 2003 to $4,237 in same period in 2004. Gross profit as a percentage of revenue decreased to 51.2% and 45.8% for the three and nine month periods ending September 30, 2004, respectively from 59.7% and 59.3% in the same periods in 2003. The decrease in both gross profit and gross profit as a percentage of revenue for both periods are the result of a more difficult sales environment as discussed above and a change in product mix as a result of the acquisition of RxCentric, whose products have a lower margin than the historical PI business contracts. In addition the adoption of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21) resulted in a decrease in gross profit and gross profit as a percentage of revenue due to transitional timing differences on the recognition of revenue for the three and nine months ended September 30, 2004 compared to the same periods in 2003 in which EITF No. 00-21 was not effective.

Operating expenses for information services for the three months ended September 30, 2004 increased from $794 in the third quarter of 2003 to $810 in the same period in 2004. Operating expenses for information services for the nine months ended September 30, 2004 increased from $1,972 in the nine months of 2003 to $2,444 in the same period in 2004. The increase in both periods was due primarily to the addition of operating expenses from our RxCentric acquisition.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended September 30, 2004 increased from $3,649 in the third quarter of 2003 to $3,883 in the same period of 2004. Unallocated corporate expenses for the nine months ended September 30, 2004 decreased from $10,795 in the nine months of 2003 to $10,681 in the same period of 2004. The increase in unallocated corporate expenses during the third quarter of 2004 was due primarily to an increase in intangible amortization expense due to the AIC and RxCentric acquisitions and an increase in overall corporate salary expense due to an increase in headcount. These additional costs incurred during the third quarter of 2004 were partially offset by a decrease in depreciation expense as a result of fixed assets that became fully depreciated subsequent to September 30, 2003. The decrease in unallocated corporate expenses during the nine months ended September 30, 2004 was due primarily to a decrease in depreciation expense as a result of fixed assets that became fully depreciated subsequent to September 30, 2003, a reduction in state fees in 2004 and proceeds received from a legal settlement in the first quarter of 2004, offset by an increase in intangible amortization expense due to the AIC and RxCentric acquisitions and an increase in overall corporate salary expense due to an increase in headcount.

Interest and Other Income

Interest income for the three months ended September 30, 2004 was $436 as compared to $322 for the same period in 2003. Interest income for the nine months ended September 30, 2004 was $873 as compared to $1,143 for the same period in 2003. The increase in interest income during the third quarter of 2004 reflects the net proceeds of $79,652 received in the private placement of $82,500 of 3.50% Senior Convertible Debentures completed in July 2004, offset by $11,250 of the net proceeds that were used to repurchase approximately 1.4 million shares of our common stock. The decrease in interest income for the nine months ended September 30, 2004 is primarily due to lower returns on our invested cash and marketable securities.

Liquidity and Capital Resources

At September 30, 2004 and December 31, 2003, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $124,577 and $51,309, respectively. This net increase of $73,268 reflects the net proceeds of $79,652 received in our convertible debt offering, net cash generated from operations of $8,290 and cash proceeds received from the exercise of stock options of $2,597, partially offset by capitalized software and website development costs of $3,407, $1,105 in capital expenditures, $1,100 used in the investment in a promissory note receivable and minority interest and $11,250 that was used to repurchase approximately 1.4 million shares of our common stock.

Our working capital increased by $41,125 during the nine months ended September 30, 2004, from $17,392 at December 31, 2003 to $58,517 as of September 30, 2004. The increase in working capital is due primarily to the net increase of $73,268 in our cash, cash equivalents and marketable securities for the nine-month period. At September 30, 2004, we had an accumulated deficit of $556,812.

Operating Activities

Net cash provided by operating activities was $8,290 for the nine months ended September 30, 2004, which was primarily due to our net income of $1,705 generated during the nine month period, net income reconciling items of $3,693, positive cash contribution from an improvement in inventory levels totaling $836, accounts payable improvement of $656, a benefit in prepaid expenses and other assets of $673 which is primarily due to the timing of prepayment insurance related items that were paid in 2003, and a net increase of $375 in deferred revenue and accounts receivable.

Investing Activities

Net cash used in investing activities was $45,269 for the nine months ended September 30, 2004, which primarily consisted of $39,518 in net purchases of marketable securities, $3,407 in capitalized software and website development costs, $1,100 investment in Medem, Inc., and $1,105 in capital expenditures.

Financing Activities

Net cash provided by financing activities was $70,971 for the nine months ended September 30, 2004, which was primarily due to the net proceeds of $79,652 received in our private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”), $2,597 in cash proceeds received from the exercise of stock options, partially offset by $11,250 that was used to repurchase approximately 1.4 million shares of our common stock.

Future Capital Requirements

Our primary future cash needs will be to fund working capital, service approximately $2,888 in interest payments on our Notes, capital expenditures in the range of $3,000 to $4,000 over the next four quarters, potential of $1,500 in additional Medem funding, product development, including our TouchScript.NET ™ product offering, sales and use tax considerations, and approximately $1,800 in remaining holdback payments related to our AIC acquisition. We had capital expenditures totaling $1,105 during the nine months ended September 30, 2004.

We believe that our cash flows from operations, our cash, cash equivalents, and marketable securities totaling approximately $124,577 as of September 30, 2004 will be sufficient to meet the anticipated cash needs of our current business for the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations at September 30, 2004 including the obligations relating to the relocation of our corporate headquarters scheduled for the fourth quarter of 2004 (see below), and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Total	Remainder of 2004	2005 –2006	2007-2008	2009+
Contractual obligations:
Non-cancelable capital leases	$130	$20	$110	$—	$—
Non-cancelable operating leases	7,698	353	2,699	2,217	2,429
3.5% Senior convertible debt	82,500	—	—	—	82,500
Acquisition payment obligation	1,800	—	1,800	—	—

Total contractual obligations	$92,128	$373	$4,609	$2,217	$84,929

Our acquisition payment obligation consists of a $1,800 holdback provision in connection with the acquisition of AIC. The holdback amount was established to provide for certain contingencies and financial items, as defined. We anticipate that we will make payment on this holdback obligation during the first quarter of 2005.

In July 2004, we completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”), we are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on July 15 and January 15 of each year, beginning on January 15, 2005. These Notes can be converted, in certain circumstances, into approximately 7.3 million shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events (see footnote 8 to the consolidated financial statements).

During the second quarter of 2004 we elected to reduce our Libertyville executive and operating facilities by approximately 17,800 square feet, effective on January 1, 2005. This reduction in facility space was made due to our planned move of our corporate headquarters to a new location in downtown Chicago during the fourth quarter of 2004. The majority of our operations will remain at the Libertyville location. The new corporate facility lease will consist of a ten-year lease for approximately 13,000 square feet.

In August 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement with Medem Inc. in the aggregate principal amount of $2,100 under which Medem may borrow up to $2,100 from Allscripts. We have funded $600 under the Note Purchase Agreement as of September 30, 2004, (see footnote 7 to the consolidated financial statements).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. Our 3.5% Senior Convertible debt bears a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation. As of September 30, 2004, we had cash, cash equivalents and marketable securities in financial instruments of $124,577. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2004, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,246.

Item 4. Controls and Procedures

As of September 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) In July 2004, Allscripts completed a private placement of $82.5 million of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes were initially sold to Banc of America Securities LLC and certain other initial purchasers pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes were offered and sold by the initial purchasers to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933, as amended. For further information regarding the offering and the Notes, see footnote 8 to the consolidated financial statements contained in Part I, Item 1 of this report (which is incorporated by reference herein).

(b) On July 6, 2004 Allscripts purchased 1.4 million shares of its common stock at $8.04 a share for a total of $11,250.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

See Index to Exhibits

(b)	Reports on Form 8-K

During the third quarter of 2004, we had Current Reports on Form 8-K as follows:

(1)	On July 15, 2004, we filed a report on Form 8-K under Item 5 and Item 7 in connection with the issuance of our 3.5% Convertible Debentures Due 2024.

(2)	On July 27, 2004, we furnished a report on Form 8-K under Item 12 in connection with the announcement of our second quarter 2004 earnings.

(3)	On August 19, 2004 , we furnished a report on Form 8-K under Item 5 in connection with our investment in Medem Inc.

(4)	On September 22, 2004, we filed a report on Form 8-K under Item 7.01 in connection with an investor presentation dated September 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Registrant)

By:	/s/ William J. Davis
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Date: November 9, 2004

Index to Exhibits

Exhibit Number	Description	References

4.1	Indenture dated as of July 6, 2004 between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004 (SEC file no. 333-49568)

4.2	Resale Registration Rights Agreement dated as of July 6, 2004 between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004 (SEC file no. 333-49568)

10.1	Amendment and Restatement of Allscripts Healthcare Solutions, Inc.’s Amended and Restated 1993 Stock Incentive Plan.	Incorporated herein by reference from Appendix B to the Allscripts Healthcare Solutions, Inc. Proxy Statement relating to its 2004 Annual Meeting of Stockholders, filed on April 29, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer