Form 10-K
period 2004-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2005-03-04
CIK 1124804

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32085

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4392754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Merchandise Mart Plaza, Suite 2024, Chicago, IL 60654

(Address of principal executive offices and zip code)

(312) 506-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $275,300,000.

The number of outstanding shares of the registrant’s Common Stock as of January 31, 2005, was 38,809,080.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2005 annual stockholders’ meeting are incorporated by reference into Part III.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

Allscripts Healthcare Solutions, Inc. (“Allscripts”) is a provider of clinical software, connectivity and information solutions that physicians use to improve healthcare. Our business groups provide unique solutions that inform physicians, delivering just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare by improving both the quality and efficiency of care. Our Clinical Solutions Group’s software applications include electronic health record (“EHR”), e-prescribing and document imaging solutions. Additionally, we provide healthcare product education and connectivity solutions for physicians and patients through our Physicians Interactive Group and medication fulfillment services through our Medication Services Group.

We report our financial results utilizing three business segments: software and related services segment, information services segment, and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our Clinical Solutions Group (“CSG”), such as TouchWorks™, TouchScript® and Impact.MD™. TouchWorks™ is an award-winning, EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities. It has the functionality to handle the complexities of large physician practices. TouchScript® is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy. Impact.MD™ is an electronic document imaging and scanning solution that serves as a repository for automated patient charts, office notes, lab results, explanation of benefits (“EOBs”) and referral letters among other paper-based documents. Both Impact.MD™ and TouchScript® can be starting points for medical groups to seamlessly transition over time to a complete EHR.

We plan to release another clinical solution product in the second quarter of 2005 called TouchChart™. It is a complete EHR solution designed specifically to meet the needs and workflow of small to mid-size physician practices, generally comprised of less than fifteen physicians.

In our information services segment, our key product offering is Physicians Interactive™ (“PI”). PI is a clinical education and information solution that links physicians with pharmaceutical companies and medical product suppliers using interactive education sessions to provide clinical product information to the physician. With the introduction of our Patients Interactive™ solution in February 2005, we now provide a clinical education and information solution that connects physicians to their patients through on-line, medication adherence and disease management programs. Patients Interactive™ is a solution used to educate patients about their condition and provides various on-line and off-line tools to improve patient outcomes and therapy adherence. As a result of our acquisition in August 2003 of certain assets and assumed liabilities of RxCentric Inc. (“RxCentric”), a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry, we have expanded our client base in the United States and have better access to the international market for our clinical and educational solutions. The RxCentric business has been fully integrated into our information services segment.

Finally, our prepackaged medications segment is comprised of our Medications Services Group (“MSG”), formerly known as Allscripts Direct™. This group provides point-of-care medication management and medical supply solutions for physicians and other healthcare providers.

Clinical Solutions Group: TouchWorks™, TouchChart™, TouchScript® and Impact.MD™

Through our own internal efforts and acquisitions, we have developed and offer a variety of point-of-care solutions that enable physicians to provide higher quality healthcare and deliver it more cost effectively. Our award-winning, TouchWorks™ EHR solution has garnered industry accolades and honors. It is a full EHR that integrates technology into the entire care process. TouchWorks™ uses wireless handheld devices, Tablet PCs or desktop workstations to automate the most common physician activities, including prescribing, dictating, document scanning, capturing charges, ordering lab tests and viewing results, providing patient education, and documenting clinical encounters. It has the functionality to handle the complexities of large physician practices. The TouchWorks™ modules are combined with a comprehensive tasking tool that helps physicians organize their practice flow.

Modules of the TouchWorks™ suite include the following:

Products/Modules	Description	Features
Base	Clinical automation, work-flow integration and clinical data repository	Clinical database, patient schedule, call processing and task lists for the physicians and their support teams

Charge	Automated encounter form	Point-of-care charge capture tool, LMRP and CCI review

Dictate	Electronic dictation capture	Digital voice capture, on-line tracking capabilities

Document	Electronic document management	Electronic review and signature, viewing and printing capabilities

Rx+	Medication management and prescription communication for ambulatory patients	Drug utilization review and plan-specific formulary checking, faxing, script standard pharmacy and mail order connectivity

Result	Display of clinical results	Online result retrieval, documentation of findings, flowsheets and graphs

Scan	Electronic document imaging	Enables a practice to maintain a completely paperless patient record by scanning paper documents into a chart

Order	Ordering of diagnostic tests, supplies and other items for ambulatory patients	Online ordering, medical necessity checking, problem list management, order-triggered tasking

Note	Structured clinical note creation and editing	Full note creation and management, structured templates, dictation markers, integrated E/M calculator, clinical content library

iHealth	Personal health records, secure email, and online patient education	Patient-facing online services that offers patients their own personal health record service, online treatment adherence programs, and secure email and online consultation

Pocket Library	Electronic clinical reference	Access to multiple on-line titles, colorful and clear illustrations, patient education features, framework to add content easily

Our TouchChart™ clinical solution, which will be released in second quarter of 2005, is designed for small to mid-size physician practices, generally comprised of less than fifteen physicians. It is a complete EHR solution that simplifies workflow and moves a healthcare organization toward paperless efficiency, while leveraging the physician’s investment in the existing practice management system. With its modular approach, the medical practice can add electronic prescribing, a point-of-care template driven note, electronic scanning and imaging, and other functionality when the medical practice is ready to take the next step in automation. TouchChart™ can be used on wireless devices enabling users to view patient information throughout the office, the hospital, and in satellite locations.

TouchScript® is an e-prescribing solution that helps physicians increase patient safety, reduce pharmacy callbacks and improve office efficiency during the prescribing process. The solution is available on wireless Pocket PC’s, desktop, laptop, or Tablet computers and allows physicians to access TouchScript® securely via the Internet to quickly prescribe, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy safely and securely.

Through our acquisition of Advanced Imaging Concepts, Inc. (“AIC”) in August 2003, we now provide an electronic document imaging and scanning solution called Impact.MD™. Impact.MD™ provides an electronic repository for all patient record information including patient charts, office notes, lab results, EOBs, and referral letters among other paper based documents. Impact.MD™ provides remote access from multiple locations, simultaneous user access, electronic annotations and signatures, desktop faxing capability, portability and mobility with wireless tablet PC implementation. Both Impact.MD™ and TouchScript® can be starting points for medical groups to seamlessly transition over time to a complete EHR.

We believe that the best way to improve the care management process is by focusing on and automating the most labor intensive, time consuming aspects of care delivery. Our clinical software is available on a variety of platforms that offer mobility, flexibility, and real-time connectivity, enabling us to provide an attractive set of benefits to our customers:

•	Ease of Adoption. Using a modular approach with TouchWorks™ or TouchChart™, our physician customers can start with one or a few modules before implementing the entire EHR. This strategy enables physicians to gain a level of confidence with initial modules, adding more functionality at their own pace, ultimately progressing to a full EHR. We believe that such ease of adoption leads to greater physician utilization and contributes to the success of our solutions.

•	Ease of Use. We have designed our clinical software solutions to be easy to use. Our clinical solutions enable a physician to rapidly complete such tasks as writing a prescription, dictating a note, scanning a document or documenting a charge depending upon the solution. Additionally, TouchWorks™ and TouchChart™ help the physician automatically document the patient encounter and the activities that occur during the patient visit, increasing accuracy while improving efficiency.

•	Accessibility. Physicians can instantly access our clinical solutions from a variety of locations, including the exam room, hospital, office or home. With TouchWorks™, one can perform such important tasks as dictation and charge capturing in an offline mode and immediately transfer those files once reconnected to the network. Our solutions run on tablet PCs, desktop workstations and other wireless devices.

•	Connectivity. Our clinical solutions provide valuable, objective information prior to, during and after the care process, enabling physicians to provide higher quality care and do so more cost effectively.

•	Return on Investment. Our clinical software streamlines complicated and cumbersome paper-based processes, which improves office efficiency, reduces overall costs, and provides physicians with a significant financial opportunity.

Competitive Advantage

We believe that we have several advantages over our current and potential competitors:

•	Breadth of Product Offering. Our suite of clinical software solutions includes electronic prescribing, document scanning, dictating, capturing charges, ordering lab tests and viewing results, providing patient education, and documenting clinical encounters, encompassing virtually all of the most common functions performed by a physician at the point of care. Each year, Allscripts continues to lead the industry in providing the necessary innovation that helps to deliver on the promise of quality healthcare.

•	Modularity. The ability to implement individual modules of our product enables physicians to start with the tools that solve their most pressing needs and provide opportunity for a measurable return on investment. This ability also results in increased physician utilization and offers clients additional payment schedule alternatives.

•	Paperless Innovation. Our document imaging and scanning solutions allow even the largest organizations to go completely paperless and provides Optical Character Recognition (“OCR”) technology to rapidly search for non-clinical documentation in seconds.

•	Deployment Performance. Leveraging a Six Sigma approach, we have radically decreased the amount of time it takes to implement an EHR. Utilizing our “3D implementation strategy”, we have been able to bring a practice of 100 physicians live in less than 30 days, demonstrating that EHRs can be implemented rapidly and effectively, even in very large practices.

•	Wireless Leaders. Using wireless handheld devices or desktop workstations, TouchWorks™ provided the first wireless platform that automated all of the most common physician activities including prescribing, capturing charges, dictating, ordering labs and viewing results, providing patient education, and taking clinical notes.

•	Award-Winning Solutions. Our clinical software solutions have garnered industry accolades and honors from various institutions. In 2004, a survey by KLAS Enterprises, LLC, a research and consulting firm specializing in monitoring and reporting the performance of healthcare’s information technology vendors, named TouchWorks™ as the top EHR solution on the market. We have also won awards at the TEPR (Towards an Electronic Patient Record) Conference for the last three consecutive years related to our TouchWorks™ and Impact.MD™ solutions.

•	Installed Base. Over 140 physician practices, representing over 1,000 clinics, have purchased TouchWorks™, including some of the country’s most prestigious medical groups.

•	Return on Investment. Based on increases in productivity, quality of care improvement, and greater practice revenue opportunities, customers have documented positive financial returns related to implementing our clinical software.

•	Strategic Alliance with IDX Systems. Pursuant to a strategic alliance agreement with IDX Systems Corporation (“IDX”), we are the exclusive partner for providing ambulatory, point-of-care clinical applications for IDX’s installed base of medium to large physician practices nationwide, representing over 138,000 potential physician prospects for TouchWorks™. The agreement with IDX runs through January 2011 and includes integration of our clinical applications into IDX practice management systems and joint product development.

Competition

Our industry is intensely competitive, rapidly evolving and subject to rapid technological change. A number of the companies that offer products or services that compete with one or more of our CSG products or services have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and may have more customers than we have. We may be unable to compete successfully against these organizations. We believe that we must gain significant market share with our products and services before our competitors introduce alternative products and services with features similar to ours.

We believe that while there are many companies that provide clinical applications for physicians, there is limited direct competition in providing comprehensive EHR solutions to physician practices that are easy to use, scalable, accessible anywhere and anytime, and deliver information and financial opportunity for physicians comparable to ours. However, several organizations offer components that overlap with certain components of our solutions and may become increasingly competitive with us in the future.

In this segment of our business, we face competition from several types of organizations, including the following:

•	physician practice management systems suppliers;

•	ambulatory EHR providers;

•	acute EHR providers; and

•	enterprise-wide application providers.

While many of these types of organizations are potential competitors, we believe that there are opportunities to establish strategic relationships, alliances, or distribution agreements with some of them. In addition, we expect that major software information systems companies and others specializing in the healthcare industry may offer products or services that are competitive with components of our solutions.

Physicians Interactive™ and Patients Interactive™

Pharmaceutical companies are introducing new therapies at an ever increasing rate. Busy physicians often do not have time to read journals or visit with pharmaceutical representatives to fully educate themselves on the new therapies that could potentially benefit their patients. We believe that PI addresses the educational needs of physicians that exist in this environment.

PI’s online suite of integrated clinical education programs, often referred to as e-Detailing, links physicians with pharmaceutical companies, medical product suppliers, and health plans, using interactive educational sessions to provide clinical product information and education. Available anytime and anywhere a physician has access to the Internet, each program takes advantage of PI’s physician relationships, experience, and proprietary process to deliver effective and physician-trusted programs. Our pharmaceutical company, medical device and managed care clients use PI programs to provide physicians with valuable and up-to-date information about various medications and medical products, as well as to collect market research feedback from physician opinion leaders and other experts.

To date, we believe that PI has launched and completed more interactive sessions than all other competitors combined. PI’s current client list includes eight of the world’s ten largest pharmaceutical companies, nearly all of which have launched several PI online programs. We have completed over 450 programs to nearly every physician specialty. We have launched over 80 programs in eleven international markets. In August 2003, we acquired certain assets of RxCentric, a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry. This acquisition has been fully integrated into our PI business and has expanded our client base in the United States and provided access to the international market.

In August 2004, we made an investment in Medem, Inc. (“Medem”), the nation’s premier physician-patient communications network, founded and governed by the American Medical Association and other leading medical societies. Through this strategic partnership, we have better reach for our PI product education offerings with access to an additional 90,000 physicians. In addition, the partnership provides the technology and resources for our development of patient adherence programs, including our newly announced offering, Patients Interactive™, which is a physician-directed, interactive care management program for patients that drives a better understanding and compliance to therapy. Our Patients Interactive™ solution has been integrated with our CSG TouchWorks™ product through its iHealth function, which provides patients secure online access to their own personal health record.

Competitive Advantage

We believe that we have several advantages over our current and potential competitors:

•	Experience. We have completed over 450 programs, providing us with the expertise to produce programs that meet the strategic and tactical marketing objectives of our clients.

•	Relationships. We have a physician-trusted service with access to over 500,000 physicians anytime. We also benefit from a large network of recruiting partners.

•	Results. PI consistently delivers the hard and soft data results our clients are seeking.

Our PI product offerings include:

Product	Description
PI e-Detailing™	Interactive web-based promotional and educational program targeted at physicians and other healthcare professionals to promote a client’s pharmaceutical product and educate participants on disease states.

PI OpinionLeader™	Interactive web-based program targeted at physician advocates and key opinion leaders to collect advice and opinions on pharmaceutical products/marketing messages and to educate and equip national, regional and local speakers.

PI Survey™	Interactive web-based market research program targeted at physicians and other healthcare professionals soliciting their opinions and feedback on pharmaceutical products, medical devices and disease states.

PI Convention™	Interactive solution for the physician convention and conference setting offering a live, one-on-one interaction between a pharmaceutical sales representative and physician.

Patients Interactive™	Physician-directed interactive care management program for patients, which leverages our TouchWorks™ footprint, as well as the Medem network of physicians, to bring patients an interactive program that drives better understanding and compliance to therapy.

Competition

Our industry is intensely competitive, rapidly evolving and subject to rapid technological change. We are seeing competition from larger companies leveraging their physician databases while attempting to compete with our PI business.

In this segment of our business, we face competition from several types of organizations, including the following:

•	clinical information and education providers, such as disease state management companies.

•	full service e-marketing companies;

•	companies who provide e-Detailing software; and

•	the in-house efforts of our clients, including health plans, pharmacy benefit managers (“PBMs”), and pharmaceutical companies.

Medications Solutions Group

Our MSG, formerly known as Allscripts Direct™, is a provider of point-of-care medication management solutions. It has over 15,000 physician customers nationwide and provides physician groups, urgent care clinics, and occupational health centers the ability to provide medications at the point of care. We believe that our MSG’s medication repackaging services increase safety, compliance, and confidentiality while strengthening the physician’s relationship with his or her patient, which can become a competitive advantage over time. MSG can also provide an additional revenue stream for physicians who process fee-for-service and online insurance claims for their patients.

Competition

Competitors of our MSG include other medication repackaging companies and bulk pharmaceutical distributors.

Backlog

At December 31, 2004 and 2003, our backlog for our software and related services segment and information services segment totaled approximately $67 million and $46 million, respectively. Approximately $30 million to

$35 million of the 2004 backlog is not expected to be realized during 2005. Our backlog information excludes our prepackaged medications segment due to the short term nature of a prepackaged medication order.

Employees

As of January 31, 2005, we employed 348 persons on a full-time basis, including 112 in customer service and support, 75 in sales and marketing, 30 in production and warehousing, 60 in product development and 71 in general and administrative. None of our employees are a member of a labor union or are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

Item 2. Properties

Our corporate headquarters is located in downtown Chicago, consists of approximately 13,000 square feet and includes corporate administration, finance, education, and some sales and marketing personnel. The corporate headquarters lease expires in December 2014.

Our repackaging and operating facilities are located in Libertyville, Illinois, in approximately 62,000 square feet of space under a lease that expires in June 2009. We lease an additional 4,000 square feet of space of repackaging facilities in Grayslake, Illinois, under a lease that expires in June 2007. We also maintain offices for sales, marketing, operations and development efforts in Louisville, Kentucky, with approximately 8,400 square feet under a lease that expires in December 2005; in Port Townsend, Washington, with approximately 2,900 square feet under a lease that expires in March 2005; and in Burlington, Vermont, with approximately 15,000 square feet under a lease that expires in January 2006. We believe that our facilities are adequate for our current operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

(Dollar amounts in thousands, except per share amounts)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Market for Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “MDRX.” The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock of Allscripts Healthcare Solutions, Inc. for the applicable periods as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2003
First Quarter	$2.75	$1.94
Second Quarter	$4.49	$2.40
Third Quarter	$5.18	$2.77
Fourth Quarter	$5.98	$3.94

Year Ended December 31, 2004
First Quarter	$9.99	$5.26
Second Quarter	$11.05	$7.50
Third Quarter	$9.00	$5.50
Fourth Quarter	$10.67	$8.64

Information regarding Allscripts’ equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the section entitled “Equity Compensation Plan Information” in Allscripts’ proxy statement to be filed pursuant to Regulation 14A within 120 days of Allscripts’ fiscal year end.

On January 31, 2005, we had 407 holders of record of common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

In July 2004, we completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). We received approximately $79,612 in net proceeds from the offering after deduction for underwriting fees and professional expenses. We used approximately $11,250 of the net proceeds to repurchase approximately 1,399 shares of our common stock, which will be held in treasury, and will use the remaining net proceeds for general corporate purposes, which may include future additional share repurchases, acquisitions or other strategic investments.

Item 6. Selected Financial Data

You should read the selected consolidated financial data shown below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the year-ended December 31, 2004 and the consolidated balance sheet data at December 31, 2004 are derived from the consolidated financial statements audited by Grant Thornton LLP that are included elsewhere in this report. The consolidated statements of operations data for the two years ended December 31, 2003 and the consolidated balance sheet data at December 31, 2003 are derived from the consolidated financial statements audited by KPMG LLP that are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001, and 2000 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2004	2003(1)	2002(3)	2001(2)(3)	2000
	(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$100,770	$85,841	$78,802	$70,917	$54,983
Cost of revenue	58,122	55,169	58,931	64,083	42,518
Restructuring and other charges	—	—	—	2,201	—

Gross profit	42,648	30,672	19,871	4,633	12,465
Operating expenses:
Selling, general and administrative expenses	37,653	36,058	36,412	57,908	43,183
Amortization of intangibles	1,752	951	540	55,095	24,062
Asset impairment charge	—	—	—	354,984	—
Restructuring and other charges	—	—	600	6,435	—
Write-off of acquired in-process research and development	—	—	—	3,000	13,729

Income (loss) from operations	3,243	(6,337)	(17,681)	(472,789)	(68,509)

Interest income	1,675	1,384	2,406	5,055	7,877
Interest expense	(1,717)	—	—	—	—
Other income (expense), net	(93)	(26)	42	259	(1,171)

Income (loss) from continuing operations before income taxes	3,108	(4,979)	(15,233)	(467,475)	(61,803)
Income tax benefit	—	—	—	48,544	—

Income (loss) from continuing operations	3,108	(4,979)	(15,233)	(418,931)	(61,803)
Income from discontinued operations	—	—	—	—	83
Gain from sale of discontinued operations	—	—	—	—	4,353

Net income (loss)	$3,108	($4,979)	($15,233)	($418,931)	($57,367)

Basic net income (loss) from continuing operations per share	$0.08	($0.13)	($0.40)	($11.07)	($2.22)

Diluted net income (loss) from continuing operations per share	$0.07	($0.13)	($0.40)	($11.07)	($2.22)

Weighted-average shares used in computing basic net income (loss) per share	38,979	38,621	38,337	37,835	27,900

Weighted-average shares used in computing diluted net income (loss) per share	41,592	38,621	38,337	37,835	27,900

Other Operating Data:
Prepackaged medication revenue	$44,733	$46,172	$49,298	$49,672	$41,567
Software and related services revenue	44,121	28,366	19,921	17,093	8,424
Information services revenue	11,916	11,303	9,583	4,152	4,992

Total revenue	$100,770	$85,841	$78,802	$70,917	$54,983

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$128,239	$51,309	$65,286	$78,290	$119,837
Working capital	34,914	17,392	44,426	46,361	105,114
Goodwill and intangible assets, net	24,546	26,359	4,793	5,516	149,690
Total assets	194,177	110,392	104,353	117,444	305,420
Long-term debt	82,500	—	—	—	—
Total stockholders’ equity	78,693	83,390	85,821	98,634	290,975

(1)	On August 1, 2003, Allscripts acquired 100% of the outstanding common stock of AIC. On August 8, 2003, Allscripts acquired certain assets and assumed certain liabilities of RxCentric (See Note 3 to the Consolidated Financial Statements).
(2)	On January 8, 2001, Allscripts acquired ChannelHealth, Inc. (“ChannelHealth”), a business unit of IDX. In addition to the acquisition, Allscripts and IDX entered into a 10-year strategic alliance whereby Allscripts became the exclusive provider of internet and point-of-care clinical applications sold by IDX to physician practices.
(3)	In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization, prioritize its initiatives around high-growth areas of its business, focus on profitability, reduce operating expenses, and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. During 2001, Allscripts recorded charges of $1,053 related to the termination of certain agreements and non-cancelable leases, $4,266 related to the termination of unprofitable customer contracts, and $3,317 related to severance and related benefits for workforce reduction. During 2002, Allscripts recorded $414 for severance costs in connection with the departure of the former chief financial officer and an additional charge of $186 for remaining workforce reductions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except per-share amounts)

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

Overview

Allscripts Healthcare Solutions, Inc. is a provider of clinical software, connectivity and information solutions that physicians use to improve healthcare. Our business groups provide unique solutions that inform physicians, delivering just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare by improving both the quality and efficiency of care. Our CSG software applications include EHR, e-prescribing and document imaging solutions. Additionally, we provide healthcare product education and connectivity solutions for physicians and patients through its Physicians Interactive Group and medication fulfillment services through our Medication Services Group.

We report our financial results utilizing three business segments: software and related services segment, information services segment, and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our Clinical Solutions Group, such as TouchWorks™, TouchScript® and Impact.MD™. TouchWorks™ is an award-winning, EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities. It has the functionality to handle the complexities of large physician practices. TouchScript® is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy. Impact.MD™ is an electronic document imaging and scanning solution that serves as a repository for automated patient charts, office notes, lab results, EOBs and referral letters among other paper-based documents. Both Impact.MD™ and TouchScript® can be starting points for medical groups to seamlessly transition over time to a complete EHR.

We plan to release another clinical solution product in the second quarter of 2005. The new product is called TouchChart™ and bridges the gap in our existing CSG product offerings. It is a complete EHR solution designed specifically to meet the needs and workflow of small to mid-size physician practices, generally comprised of less than fifteen physicians.

In our information services segment, our key product offering is Physicians Interactive™. PI is a clinical education and information solution that links physicians with pharmaceutical companies and medical product suppliers using interactive education sessions to provide clinical product information to the physician. With the introduction of our Patients Interactive™ solution in February 2005, we now provide a clinical education and information solution that connects physicians to their patients through on-line, medication adherence and disease management programs. Patients Interactive™ is a solution used to educate patients about their condition and provides various on-line and off-line tools to improve patient outcomes and therapy adherence. As a result of our acquisition in August 2003 of certain assets and assumed liabilities of RxCentric, a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry, we have expanded our client base in the United States and have better access to the international market for our clinical and educational solutions. The RxCentric business has been fully integrated into our information services segment.

Finally, our prepackaged medications segment is comprised of our Medications Services Group, formerly known as Allscripts Direct™. This group provides point-of-care medication management and medical supply solutions for physicians and other healthcare providers.

The composition of our revenue by segment is as follows:

	Quarter Ended
	2004				2003
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Unaudited)
Prepackaged medications	$9,342	$11,811	$12,396	$11,184	$11,894	$10,990	$11,170	$12,118
Software and related services	14,306	10,986	9,934	8,895	8,318	8,232	6,020	5,796
Information services	2,665	2,897	3,278	3,076	3,441	3,266	2,480	2,116

Total revenue	$26,313	$25,694	$25,608	$23,155	$23,653	$22,488	$19,670	$20,030

Cost of revenue for the prepackaged medication segment consists primarily of the cost of the medications, the salaries, bonuses and benefits for the repackaging personnel, shipping costs, repackaging facility costs and other costs. Cost of revenue for the software and related services segment consists primarily of the salaries, bonuses and benefits of our billable professionals, third party software costs, hardware costs, capitalized software amortization and other direct engagement costs. Cost of revenue for the information services segment consists primarily of salaries, bonuses and benefits of our program management and program development personnel, third party program development costs, costs to recruit physicians and other program management costs.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, non-capitalizable product development expenses, and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment.

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

Revenue Recognition

Revenue from software licensing arrangements where the service element is considered essential to the functionality of the other elements of the arrangement is accounted for under the provisions of American Institute of Certified Public Accountants’ Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts” (SOP 81-1). SOP 81-1 requires that management make estimates of the total value of the contract as well as the percentage of the contract that has been completed as of the end of each period. Changes in circumstances may cause management’s estimates of the value of the contract or the effort required to complete the services to change. The changes may cause us to adjust upward or downward the amount of revenue recognized or recognize less revenue than anticipated through the completion of the project.

Certain of our customer arrangements in our software and services segment and information services segment encompass multiple deliverables. We account for these arrangements in accordance with Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized on a straight-line basis over the term of the arrangement. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause us to adjust upward or downward the amount of revenue recognized under the arrangement. The adoption of EITF 00-21 during the second half of 2003 did not have a significant effect on our revenue recognition due to the methodology utilized prior to EITF 00-21 having very similar accounting treatment for multiple deliverables.

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

Investment in Promissory Note and Minority Interest

Allscripts holds an investment in Medem totaling $1,550 as of December 31, 2004. The investment has been accounted for under the cost basis of accounting and is recorded in other assets in the consolidated balance sheet. The investment consists of a $1,050 note receivable from and a $500 minority interest in Medem. The fair value of the investment is dependent upon the actual financial performance of Medem, its market value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record an impairment charge. During the year ended December 31, 2004, we performed an impairment test of the investment in Medem and determined that it was not impaired.

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

Results of Operations

The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Year Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	57.7	64.3	74.8

Gross profit	42.3	35.7	25.2
Operating expenses:
Selling, general and administrative expenses	37.4	42.0	46.2
Amortization of intangibles	1.7	1.1	0.7
Restructuring and other charges	—	—	0.7

Income (loss) from operations	3.2	(7.4)	(22.4)
Interest income	1.7	1.6	3.0
Interest expense	(1.7)	—	—
Other income (expense), net	(0.1)	—	0.1

Income (loss) from operations before income taxes	3.1	(5.8)	(19.3)
Provision for income taxes	—	—	—

Net income (loss)	3.1%	(5.8)%	(19.3)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Prepackaged Medications

Prepackaged medications revenue for the year ended December 31, 2004 decreased by 3.1%, or $1,439, from $46,172 in 2003 to $44,733 in 2004. The decrease in revenue is due to a change in product mix from more expensive brand medications to generic brand medications as a result of new generic vendor product offerings for 2004. It also is attributable to a decrease in the overall customer base as a result of competitive factors and trends experienced in the repackaging marketplace, as well as the impact of the Vioxx recall announced on September 30, 2004, which negatively affected revenue by approximately $716 in 2004. This decrease in revenue was offset by an increase in revenue to wholesale customers from $3,114 in 2003 to $7,751 in 2004.

Gross profit for the prepackaged medications segment for the year ended December 31, 2004 decreased by 8.9%, or $880, from $9,869 in 2003 to $8,989 in 2004. Gross profit as a percentage of revenue decreased to 20.1% in 2004 from 21.4% in 2003. The decrease in gross profit and gross profit as a percentage of revenue in 2004 is due primarily to a change in the mix of revenue, reflecting an increase in bulk sales to wholesale customers, which have a significantly lower gross margin than sales of prepackaged medications to our traditional physician customers. Gross profit for prepackaged medications excluding bulk sales to wholesale customers as a percentage of revenue was 23.7% and 22.7% for the year ended December 31, 2004 and 2003, respectively.

Operating expenses for prepackaged medications for the year ended December 31, 2004 decreased by $111, or 6.1%, from $1,825 in 2003 to $1,714 in 2004. This decrease was primarily due to a reduction in headcount in the sales and services department.

Software and Related Services

Software and related services revenue for the year ended December 31, 2004 increased 55.5%, or $15,755, from $28,366 in 2003 to $44,121 in 2004. The increase reflects the implementation of our integrated content and clinical solution products to new customers during 2004, as well as the add-on of additional software and services to our existing customers. The increase in revenue is also reflective of an increase in the average contract size for our EHR solutions during 2004 and due to a full year of revenue in 2004 from AIC, which we acquired in August 2003.

Gross profit for software and related services for the year ended December 31, 2004 increased 97.4%, or $13,947, from $14,316 in 2003 to $28,263 in 2004. Gross profit as a percentage of revenue increased to 64.1% in 2004 from 50.5% in 2003. The improvement in both gross profit and gross profit as a percentage of revenue in 2004 resulted from the overall increase in revenue in 2004, the full year effect of AIC’s results of operations in 2004, combined with our ongoing concentrated efforts to reduce our costs of implementation, training, and support. These improvements in gross profit and gross profit as a percentage of revenue were partially offset by an increase in the amortization of capitalized software.

Operating expenses for software and related services for the year ended December 31, 2004 increased 11.1%, or $1,964, from $17,666 in 2003 to $19,630 in 2004. The increase in operating expenses in 2004 was primarily the result of having AIC reflected in operations for the full year. The increase was offset by an increase in capitalized development costs. All development costs are capitalized pursuant to Statement of Financial Accounting Standards (FAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” In 2004 and 2003, we capitalized development costs of $3,949 and $2,400, respectively.

Information Services

Information services revenue for the year ended December 31, 2004 increased by 5.4%, or $613, from $11,303 in 2003 to $11,916 in 2004. The increase in information services revenue was primarily due to an increase in the number of e-detailing programs completed on a year-over-year basis, an increase in transaction revenue, and the revenue contribution of RxCentric, which was acquired in August 2003. Such increases were partially offset by pricing discounts that were given to our large domestic pharmaceutical customers and by a challenging sales environment, resulting from issues raised in 2003 by the Office of Inspector General (“OIG”) regarding physician marketing activities by pharmaceutical manufacturers.

Gross profit for the information services segment for the year ended December 31, 2004 decreased by 16.8%, or $1,091, from $6,487 in 2003 to $5,396 in 2004. Gross profit as a percentage of revenue decreased to 45.3% in 2004 from 57.4% in 2003. The decrease in both gross profit and gross profit as a percentage of revenue is the result of a challenging sales environment as discussed above and a change in product mix as a result of the acquisition of RxCentric, whose products have a lower margin than the historical PI business contracts. In addition, the adoption of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” resulted in a decrease in gross profit and gross profit as a percentage of revenue due to transitional timing differences on the recognition of revenue for 2004 compared to 2003 when EITF No. 00-21 was not effective.

Operating expenses for information services for the year ended December 31, 2004 were $3,142, compared to $2,977 in 2003. The $165, or 5.5% increase was primarily due to the addition of operating expenses from our RxCentric acquisition.

Corporate

Unallocated corporate expenses were $14,919 and $14,541 for the year ended December 31, 2004 and 2003, respectively. The $378, or 2.6% increase was due primarily to an increase in intangible amortization expense of $801 in 2004 when compared to 2003 due to the AIC and RxCentric acquisitions and an increase in overall corporate salary expense due to an increase in headcount. These additional costs of 2004 were partially offset by a decrease in depreciation expense as a result of fixed assets that became fully depreciated in 2004 and due to a decrease in the expense recorded for sales and use tax considerations in 2004 compared to 2003.

Interest income

Interest income for the year ended December 31, 2004 increased $291, or 21.0%, from $1,384 in 2003 to $1,675 in 2004. The increase is primarily related to interest income earned on the net proceeds received from the issuance of our Notes completed in July 2004. Total net proceeds of $79,612 were offset by $11,250, which we used to repurchase approximately 1,399 shares of our common stock.

Interest expense

We incurred $1,717 of interest expense for the year ended December 31, 2004 primarily related to the issuance of our Notes in July 2004. In connection with the issuance, we incurred $2,888 of debt issuance costs. The interest expense for 2004 includes amortization expense on the debt issuance costs of $313. We did not incur any interest expense or amortization of debt issuance costs in 2003 and 2002.

Income taxes

No tax provision or tax benefit for income taxes was recorded for the year ended December 31, 2004 or 2003 due to the fact that any current year income tax liability would be offset with the net operating loss carryforward, which results from prior year losses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Prepackaged Medications

Prepackaged medications revenue for the year ended December 31, 2003 decreased by 6.3%, or $3,126, from $49,298 in 2002 to $46,172 in 2003. The decrease reflects a reduction in the volume of prepackaged medications sold related to the termination of several less profitable customer relationships, the bankruptcy of a large customer during the first quarter of 2003, and lower revenue from occupational health customers, which tend to be more sensitive to general economic trends. This decrease in volume during 2003 was partially offset by pricing increases in both brand and generic prepackaged medications due to inflationary factors.

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

Operating expenses for prepackaged medications for the year ended December 31, 2003 increased by 9.5%, or $158, from $1,667 in 2002 to $1,825 in 2003. The increase was due primarily to wage increases for the employee base in 2003 and the addition of a new executive of operations during the second half of 2003.

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

Operating expenses for software and related services for the year ended December 31, 2003 increased by 6.0%, or $1,003, from $16,663 in 2002 to $17,666 in 2003. The increase in operating expenses was primarily the result of a reduction in vendor sponsorships during 2003 compared to 2002, an increase in consulting costs during 2003, and the addition of operating expenses from AIC. These increases were partially offset by lower costs as a result of workforce reductions that took place in the first half of 2002 aimed at improving efficiencies in light of acquisitions made during 2001 and 2000, and our decision to focus sales and service efforts on larger physician practices. During 2003 and 2002, development costs in the amount of $2,400 and $2,697, respectively, were capitalized pursuant to FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”

Information Services

Information services revenue for the year ended December 31, 2003 increased by 18.0%, or $1,720, from $9,583 in 2002 to $11,303 in 2003. The increase in information services revenue reflects an increase in the number of interactive physician education programs sold and completed, as well as the addition of revenue from our RxCentric acquisition in August 2003. Information services revenue grew at a slower pace in 2003 compared to 2002, at 18.0% and 130.8%, respectively. The decrease in the 2003 revenue growth rate was due primarily to pricing reductions given to our large pharmaceutical customers in 2003 and due to a more difficult sales environment resulting from the issues raised in 2003 by the Office of Inspector General regarding physician marketing activities by pharmaceutical manufacturers.

Gross profit for information services for the year ended December 31, 2003 increased 17.9%, or $985, from $5,502 in 2002 to $6,487 in 2003. The increase in gross profit was due to a higher number of physician education sessions completed in 2003 as compared to 2002, and increased efficiencies in our recruiting and program development processes. Gross profit as a percentage of revenue was flat on a year-over-year basis, at 57.4% in 2003 and 2002.

Operating expenses for information services for the year ended December 31, 2003 increased by 1.0%, or $30, from $2,947 in 2002 to $2,977 in 2003. The increase was due to the addition of expenses from our RxCentric acquisition, offset by reduced marketing efforts in emerging markets.

Corporate

Unallocated corporate expenses for the year ended December 31, 2003 decreased by 10.7%, or $1,734, from $16,275 in 2002 to $14,541 in 2003. This decrease was due primarily to workforce reductions, a reduction in bad debt expense due to improved accounts receivable management, a decrease in depreciation expense as a result of fixed assets that became fully depreciated in 2003 and a decrease in state franchise fees. These decreases in unallocated corporate expenses were partially offset by an accrual for sales and use tax considerations and an increase in intangible amortization expense due to the AIC acquisition.

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

Income Taxes

No tax provision or tax benefit for income taxes was recorded for the year ended December 31, 2003 and 2002 as we anticipated that annual income taxes payable would be minimal or zero. We provided a full valuation allowance for our net deferred tax assets.

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2004. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary.”

	Quarter Ended
	2004				2003
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(unaudited)
Statements of Operations Data:
Revenue	$26,313	$25,694	$25,608	$23,155	$23,653	$22,488	$19,670	$20,030
Cost of revenue	13,977	14,617	15,519	14,009	14,341	13,833	13,153	13,842

Gross profit	12,336	11,077	10,089	9,146	9,312	8,655	6,517	6,188
Operating expenses:
Selling, general and administrative expenses	10,337	9,453	9,103	8,760	9,084	9,618	8,804	8,552
Amortization of intangibles	441	437	445	429	388	295	134	134
Income (loss) from operations	1,558	1,187	541	(43)	(160)	(1,258)	(2,421)	(2,498)
Interest income	802	436	220	217	241	322	388	433

Interest expense	(884)	(833)	—	—	—	—	—	—
Other income (expense), net	(73)	(48)	(65)	93	35	18	(38)	(41)

Income (loss) before income taxes	1,403	742	696	267	116	(918)	(2,071)	(2,106)
Income taxes	—	—	—	—	—	—	—	—

Net income (loss)	$1,403	$742	$696	$267	$116	($918)	($2,071)	($2,106)

Net income (loss) per share-basic	$0.04	$0.02	$0.02	$0.01	$0.00	($0.02)	($0.05)	($0.05)

Net income (loss) per share-diluted	$0.03	$0.02	$0.02	$0.01	$0.00	($0.02)	($0.05)	($0.05)

Our quarterly gross profits improved during 2004 compared to 2003 primarily due to the growth in our higher margin software and related services revenue combined with the reduction of related costs of implementation, training, and support as a percentage of revenue. The gross margin improvements during 2004 were partially offset by an increase in the quarterly amortization of capitalized software in 2004 compared to 2003. In addition, the acquisition of AIC during August 2003 had a favorable impact on our gross margin for the second half of 2003 and all of 2004. The acquisition also had a favorable impact on our selling, general and administrative expenses as a percentage of revenue. We incurred interest expense in the second half of 2004, due to the issuance of the Notes. The proceeds from the Notes also attributed to the increase in interest income and interest expense in the second half of 2004.

Liquidity and Capital Resources

At December 31, 2004 and 2003, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $128,239 and $51,309, respectively. This net increase of $76,930 reflects the net proceeds of $79,612 received in our Notes offering, net cash generated from operations of $12,447 and cash proceeds received from the exercise of stock options of $4,136, partially offset by capitalized software and website development costs of $3,962, capital expenditures of $1,623, investment in a promissory note receivable from, and minority interest in, Medem, Inc. of $1,550 and $11,250 that was used to repurchase approximately 1,399 shares of our common stock in conjunction with our Notes issuance.

Our working capital increased by $17,522 during 2004 from $17,392 at December 31, 2003 to $34,914 as of December 31, 2004. The increase in working capital is due primarily to the net increase in our cash, cash equivalents and marketable securities for the year 2004. At December 31, 2004, we had an accumulated deficit of $555,410.

Operating Activities

Net cash provided by operating activities was $12,447 for the year ended December 31, 2004, which was primarily due to our net income of $3,108 generated during 2004, net income to cash reconciling items for depreciation and amortization of $4,972 and bad debt expense of $451, improvement in inventory levels totaling $877, a reduction in cash used for prepaid expenses and other assets of $741, and a net increase of $2,777 in accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities was $81,237 for the year ended December 31, 2004, which primarily consisted of $73,963 in net purchases of marketable securities, $3,962 in capitalized software and website development costs, the $1,550 investment in Medem, and $1,623 in capital expenditures.

Financing Activities

Net cash provided by financing activities was $72,426 for the year ended December 31, 2004, which was primarily due to the net proceeds of $79,612 received from the issuance of our Notes, and $4,136 in cash proceeds received from the exercise of stock options. These sources of cash were partially offset by $11,250 that was used to repurchase approximately 1,399 shares of our common stock in conjunction with our Notes issuance.

Future Capital Requirements

Our primary future cash needs will be to fund working capital, to service approximately $2,888 in interest payments on our Notes in 2005, capital expenditures in the range of $3,000 to $4,000 over the next twelve months, $1,050 in potential additional funding under the Medem promissory note agreement, product development, including our TouchChart™ product offering, sales and use tax considerations, and approximately $1,800 in remaining holdback payments related to our AIC acquisition.

We believe that our cash flow generated from operations in 2005 and our cash, cash equivalents, and marketable securities of $128,239 as of December 31, 2004, will be sufficient to meet the anticipated cash needs of our current business for the next twelve months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations in 2005, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Beyond 5 Years
Contractual obligations:
3.5% Notes	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Notes	57,028	2,888	5,776	5,776	42,588
Obligation under the Promissory Note Purchase Agreement	1,050	1,050	—	—	—
Non-cancelable capital leases	110	71	39	—	—
Non-cancelable operating leases	7,403	1,515	2,393	1,730	1,765
Acquisition payment obligations	1,800	1,800	—	—	—

Total contractual obligations	$149,891	$7,324	$8,208	$7,506	$126,853

In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on July 15 and January 15 of each year. These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events (see Note 7 to the Consolidated Financial Statements).

In August 2004, we entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem in the aggregate principal amount of $2,100 under which Medem may borrow up to $2,100. We have funded $1,050 under the Note Purchase Agreement as of December 31, 2004 (see Note 6 to the Consolidated Financial Statements).

During the second quarter of 2004, we elected to reduce our Libertyville facilities by approximately 18,000 square feet, effective on January 1, 2005. This reduction in facility space was made due to our planned move of our corporate headquarters to a new location in downtown Chicago during the fourth quarter of 2004. The majority of our operations will remain at the Libertyville location. The new corporate facility lease consists of a ten-year lease for approximately 13,000 square feet.

Our acquisition payment obligation consists of a $1,800 holdback provision in connection with the acquisition of AIC. The holdback amount was established to provide for certain contingencies and financial items, as defined. We expect to make payment on the full amount of the holdback obligation during the first quarter of 2005.

Recent Accounting Pronouncements

In March 2004, the EITF reached a final consensus on Issue 03-6, “Participating Securities and the Two Class Method under Financial Accounting Standards Board Statement 128.” Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company. Because we do not have any other issued securities other than our common stock, this change in computational methods has no impact on our earnings per share for any period in fiscal 2004 or any prior period.

In January 2003, the FASB initially issued interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 was revised in December 2003 when the FASB issued Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R) is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” that replaces FIN 46 and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004, which is as of March 31, 2004 for Allscripts. Allscripts adopted the provisions of FIN 46(R) as of January 1, 2004 and adoption did not have an effect on its results of operations or financial position.

In November 2004, the EITF reached a final conclusion on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (EITF 04-8). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF’s conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. Because our Notes are contingently convertible debt with a market price trigger, we will be required to comply with EITF 04-8 beginning in the first quarter of fiscal 2005. Had the conclusions of EITF 04-8 been effective as of December 31, 2004, there would have been no change in Allscripts’ reported earnings per share because the effect of its Notes was antidilutive.

In November 2004, the FASB issued FAS No 151, “Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing” (ARB 43), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is calendar year 2006 for Allscripts, and is applied prospectively. Allscripts does not expect the adoption of this standard to have a material affect on its consolidated financial statements.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of Accounting Principles Bulletin (APB) Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is third quarter 2005 for Allscripts. The provisions of this Statement shall be applied prospectively. Allscripts does not expect the adoption of this standard to have a material affect on its consolidated financial statements.

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment” (FAS 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The provisions of FAS 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for Allscripts. Allscripts intends to continue applying APB 25 to equity-based compensation awards until the effective date of FAS 123(R). At the effective date of FAS 123(R), Allscripts expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in Allscripts recognizing compensation cost based on the requirements of FAS 123(R) for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the FAS No. 123 pro forma footnote disclosure. Allscripts estimates the non-cash compensation charge for options granted through December 31, 2004, as a result of the adoption of FAS 123(R), to be in the range of $2.0 million to $3.0 million for the second half of 2005.

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

Risks Related to Allscripts Healthcare Solutions, Inc.

If physicians do not accept our products and services, or delay in making decisions regarding the purchase of our products and services, our growth will be adversely affected.

Our business model depends on our ability to sell our clinical software, Physicians Interactive™ products and our medication services. Physician acceptance of our products and services will require physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians will integrate our products and services into their office work flow or that participants in the pharmaceutical healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians and other healthcare participants or if we fail to position our services as a preferred method for pharmaceutical healthcare delivery and information management, our prospects for growth will be diminished.

The duration of the sales cycle for our clinical software solutions and physician education services depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, and is difficult to predict. Our marketing efforts with respect to large healthcare organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in the wake of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

We have historically experienced losses and we may not be profitable in the future.

We generated net income of $3,108 in 2004 and net losses of $4,979 in 2003 and $15,233 in 2002. We cannot be certain that we will generate sufficient revenues to maintain profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected. Because our business model is unproven, our operating history is not indicative of our future performance, and our business is difficult to evaluate.

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

In 2001, we entered into a ten-year strategic alliance agreement with IDX pursuant to which Allscripts and IDX agreed to coordinate product development and align our respective marketing processes. Under this agreement, IDX granted us the exclusive right to market, sell, license and distribute ambulatory point-of-care and clinical application products to IDX customers. This agreement does, however, permit IDX’s continued development and distribution of its own “LastWord (n/k/a CareCast)” or radiology products and services, subject to certain limitations. Our business strategy includes targeting current and prospective IDX customers and their affiliates. If we fail to successfully implement that business strategy, we may not be able to achieve projected results. If a material adverse change in our business, properties, results of operations or condition occurs, IDX may terminate the marketing restrictions in this agreement. If the strategic alliance agreement were terminated, our services might not be as attractive to IDX customers and we may not have access to this important customer base. In such an event, IDX might enter into arrangements that would allow our competitors to utilize IDX technology and IDX could compete against us, and we may not be able to align with another company to market and distribute our products on as favorable a basis as that represented by the IDX strategic alliance. If any of these situations were to occur, our expected revenues may be lower, and our business may be harmed. In addition, prior to the termination of this agreement, we cannot allow certain specified IDX direct competitors to market, distribute or sell our services, even if that agreement would benefit our business.

We also have a cross license and software maintenance agreement with IDX pursuant to which we granted IDX a non-exclusive, non-cancelable and non-terminable license to use, market and sublicense our products combined with IDX products, and IDX granted us a non-exclusive, non-cancelable and non-terminable license to use, market and sublicense IDX software for use with our products. If this agreement is terminated, we will not have access to certain IDX software, harming our ability to integrate our services with IDX systems and provide real-time data synchronization. This may make our systems less desirable to IDX customers and could harm our business.

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

If we are unable to successfully integrate our acquisition strategy, our ability to expand our product and service offerings and our customer base may be limited.

The successful integration of acquired businesses is critical to our success. Such acquisitions involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management’s attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of key employees of the acquired company and our inability to maintain the goodwill of the acquired businesses. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

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

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to intangible assets, all of which could have a material adverse effect on our business, financial condition, operating results and prospects. We have taken, and, if an impairment occurs, could take charges against earnings in connection with acquisitions.

If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business prospects will be adversely affected.

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

Our business plan is predicated on our proprietary systems and technology, including TouchWorks™, TouchChart™, TouchScript®, Impact.MD™ and physician education products. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of technology. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result.

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

We depend on independent content and service providers for many of the benefits we provide through our clinical software and our physician education applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews and the routing of transaction data to third-party payers. Any problems with our providers that result in interruptions of our services or a failure of our services to function as desired could damage our reputation in the marketplace and have a material adverse effect on our results of operations. We may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

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

We expect to derive a significant portion of our revenue from sales of prepackaged medications to physicians. We may be subject to pricing pressures with respect to our future sales of prepackaged medications arising from various sources, including practices of managed care organizations, Internet pharmacies, including those operating in Canada and other countries foreign to the United States, and government action affecting pharmaceutical reimbursement under Medicare. Our customers and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, and increase emphasis on competition and other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing of medications solutions experiences significant downward pressure, our business will be less profitable.

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

We are a defendant in numerous multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. In the event we are found liable in any lawsuits filed against us, and if our insurance coverage were inadequate to satisfy these liabilities, it could have a material adverse effect on our financial condition. See “Legal Proceedings.”

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

If we fail to maintain adequacy of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that in a number of situations, even though we may not be directly regulated by specific health care laws and regulations, our products must be capable of being used in a manner that complies with those laws and regulations by our customers. Inability of our customers to do so could affect the marketability of our products, our compliance with our customer contracts, or even expose us to direct liability on a theory that we had assisted our customers in a violation of health care laws or regulations. Because our business relationships with physicians are unique, and the healthcare electronic commerce industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers’ is uncertain. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. This industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition or results of operations. Future regulation of our business practices or those of our customers may adversely affect us.

Specific risks include, but are not limited to, risks relating to:

•

Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. New national standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for health care information. The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities. Generally, the HIPAA standards directly affect Covered Entities, defined as “health care providers, health care payers, and health care clearinghouses.” We have reviewed our activities and believe that we are a covered entity under HIPAA to the extent that we maintain a “group health plan” for the benefit of our employees. Such a plan, even if not a separate legal entity from us as its sponsor, is included in the HIPAA definition of covered entities. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA. We believe that we are not a covered entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad, generally encompassing companies that process or facilitate the processing of health information received from another entity in a non-standard format or containing nonstandard data content into standard elements or a standard transaction or vise-versa and there is, as yet, little interpretive guidance from the HIPAA regulators on this point. Accordingly, we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be material and adverse to our business and operations. In addition, the Privacy Standards affect third parties that create or access

Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written “satisfactory assurances” that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations to support the covered entity’s own HIPAA compliance. Most of our customers are Covered Entities and we function in many of our relationships as a business associate of those customers. We would face liability under our Business Associate Agreements, as it would under any other contractual agreement, if we do not comply with our business associate obligations. In addition, the federal agencies with enforcement authority have taken the position that a covered entity can be subject to HIPAA penalties and sanctions for a breach of a business associate agreement. The penalties for a violation of HIPAA by a covered entity are significant and could have a material adverse impact upon us, were such penalties ever to be imposed. Additionally, Covered Entities will be required to adopt a unique standard National Provider Identifier (NPI), for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, or will be, first, to require that our systems be capable of being operated by our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities must be in compliance with the Security Standards by April 20, 2005, and must use NPIs in standard transactions no later than the compliance dates, which are May 23, 2007, for all but small health plans and one year later for small health plans. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements, subject to the discussion of HIPAA above. In particular, we believe that our systems and products are capable of being used by our customers in compliance with the Transaction Standards and are, or will be, capable of being used by our customers in compliance with the Security Standards and the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of confidential medical information, we could be subject to liability, fines and lawsuits, termination of our customer contracts, or our operations could be shut down. Moreover, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the future impact of HIPAA on our business and operations. In the event that the Privacy Standards and other HIPAA compliance requirements change or are interpreted in a way that requires material change to the way in which we do business, it could have a material adverse effect on our business, results of operations and prospects. Additionally, certain state laws are not pre-empted by the HIPAA Standards and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage, and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at both the state and federal level. Such legislation may require holders of such information to implement additional security, reporting or other measures that may require substantial expenditures and may impose liability for a failure to comply with such requirements. In many cases, such proposed state legislation includes provisions that are not preempted by HIPAA. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

•

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of e-commerce in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on February 4th, 2005, the Department of Health and Human Services published its proposed “E-Prescribing and the Prescription Drug Program” regulations (“Draft E-Prescribing Regulations”). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). The Draft E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA electronic transaction standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards, as proposed, are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. As proposed, the standards will be binding on prescription drug plans participating in the MMA’s Prescription Drug Benefit but compliance will be voluntary for physicians and pharmacies. Comments on the Draft E-Prescribing Regulations are not due until April 5, 2005 and final E-Prescribing Regulations will be published thereafter. Until final regulations are published, we cannot fully assess the impact of the E-Prescribing Regulations on our products and services or on our customers. We believe that it is likely that aspects of our TouchWorks™ and TouchChart™ software tools could become subject to government regulation or could become indirectly affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive for us and for our customers. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable. We cannot predict the effect of possible future legislation and regulation.

•	Claims Transmission. As part of our services provided to physicians, our system will electronically transmit claims for prescription medications dispensed by a physician to many patients’ payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, for example, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that over-bills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customer is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. The HIPAA Transaction Standards and the HIPAA Security Standards, as discussed above, will also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations.

•	Medical Devices. The United States Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

•	register and list our products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

•	obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

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

•	eDetailing. Our pharmaceutical and medical device clients use PI eDetailing programs to provide physicians with valuable and up-to-date information about various medications and medical products, as well as to collect feedback from physician opinion leaders and other experts. Pharmaceutical marketing activities are subject to various regulatory and compliance initiatives, including an industry-sponsored ethics initiative developed by the Pharmaceutical Research and Manufacturers of America (“PhRMA Code”) and the final Compliance Program Guidance for Pharmaceutical Manufacturers issued on April 28, 2003, by the HHS Office of Inspector General (OIG). Such initiatives, some of which are required some of which are voluntary, articulate concerns, recommendations and standards concerning a variety of pharmaceutical product marketing activities and issues, including eDetailing, kickback concerns, discounts, switching arrangements, research/consulting/advisory payments, relationships with other healthcare providers, including physicians, and gifts/entertainment/other remuneration, among others. Additionally, as a sender of electronic mail in connection with some of our educational programs, we are subject to the CAN-SPAM Act of 2003 and other state and federal laws regulating senders of electronic mail for commercial purposes. We believe that our programs and activities comply with applicable laws and regulations, and are consistent with PhRMA Code and OIG recommendations and standards. However, if our physician educational programs and/or the funding thereof were found to be conducted in a manner inconsistent with such laws, regulations or initiatives, or if we are required to materially change to the way in which we do business in order in order to conform with such laws, regulations and initiatives, our business, results of operations and prospects would be adversely affected.

•	Licensure and Physician Dispensing. As a repackager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA’s “good manufacturing practices.” We are subject to periodic inspections of our facilities by regulatory authorities, and adherence to policies and procedures for compliance with applicable legal requirements. Because the FDA’s good manufacturing practices were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce. If we do not maintain all necessary licenses, or the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations against drug repackagers or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down.

•	While physician dispensing of medications for profit is allowed in most states, as highlighted above, it is limited in a few states. It is possible that certain states may enact further legislation or regulations prohibiting, restricting or further regulating physician dispensing. Similarly, while a July 2002 Opinion the American Medical Association’s Council on Ethical and Judicial Affairs (CEJA) provides in relevant part that “Physicians may dispense drugs within their office practices provided such dispensing primarily benefits the patient”, the AMA has historically taken inconsistent positions on physician dispensing and past Reports of the CEJA have opposed the in-office sale of health-related products by physicians, and it is possible that the CEJA may in the future oppose the in-office sale of health-related products by physicians. Any such state legislative prohibitions or CEJA opposition of physician dispensing could adversely affect us.

•	Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as “Stark II,” applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician’s dispensing of outpatient prescription drugs, provided that the physician meets the requirements of the exception. We believe that the physicians who use our system or dispense drugs distributed by us are aware of these requirements, but we do not monitor their compliance and have no assurance that our customers are in material compliance with Stark II, either pursuant to the in-office ancillary services exception or another applicable exception. If it were determined that the physicians who use our system or dispense pharmaceuticals purchased from us were not in compliance with Stark II, it could have a material adverse effect on our business, results of operations and prospects.

•	As a distributor of prescription drugs to physicians, we are subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods, including drugs, covered by the programs. The anti-kickback law provides a number of statutory exceptions and regulatory “safe harbors” for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws. If, however, it were determined that we, as a distributor of prescription drugs to physicians, were not in compliance with the federal anti-kickback statute, we could be subject to liability, and our operations could be curtailed. Moreover, if the activities of our customers or other entity with which we have a business relationship were found to constitute a violation of the federal anti-kickback law and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, we could be subject to sanction or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

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

Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products and services, the sales, service and implementation cycles for our clinical software products and physician education products and services and other factors described in this “Risk Factors” section of this report. For example, all other factors aside, sales of our prepackaged medications have historically been highest in the fall and winter months. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their debentures.

The conversion of some or all of our Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Recent changes in the accounting treatment of the Notes may cause us to report significant dilution of our earnings per share.

In November 2004, the EITF reached a final conclusion on Issue 04-8 that changed the accounting treatment for contingent convertible securities. As a result, the shares of common stock issuable upon conversion of the Notes must be included in any calculation of earnings per share on a fully diluted basis. This change will not impact our calculation of diluted earnings per share until we have sufficient net income to cause the inclusion of the shares into which the Notes may be convertible to be dilutive. At such time, this change will reduce our reported earnings per share, which may in turn have an adverse impact on the market price of our common stock and the Notes. As of December 31, 2004, this change did not impact our earnings per share because the effect was antidilutive.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

As of December 31, 2004, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of December 31, 2004, we had cash, cash equivalents and marketable securities in financial instruments of $128,239. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of December 31, 2004, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income by approximately $1,282.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Allscripts Healthcare Solutions, Inc. and subsidiaries (“the Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. as of December 31, 2004, and the results of its operations, its changes in stockholders’ equity and comprehensive income (loss) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

February 19, 2004

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,972	$13,336
Marketable securities	22,796	3,435
Accounts receivable, net of allowances of $3,010 and $3,128 in 2004 and 2003, respectively	21,382	18,219
Other receivables	627	237
Inventories	2,372	3,249
Prepaid expenses and other current assets	3,571	3,863

Total current assets	67,720	42,339
Long-term marketable securities	88,471	34,538
Fixed assets, net	2,366	2,237
Software development costs, net	6,270	4,040
Intangible assets, net	10,833	12,074
Goodwill	13,713	14,285
Other assets	4,804	879

Total assets	$194,177	$110,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,981	$6,082
Accrued expenses	9,568	5,558
Accrued compensation	2,650	2,244
Accrued restructuring and other charges	—	104
Deferred revenue	14,607	10,959

Total current liabilities	32,806	24,947
Long-term debt	82,500	—
Other liabilities	178	2,055

Total liabilities	115,484	27,002
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 40,114 and 39,050 shares issued and outstanding at December 31, 2004 and 2003, respectively	401	391
Less treasury stock:
$0.01 par value, 1,399 shares at December 31, 2004, 0 shares at December 31, 2003	(11,250)	—
Additional paid-in capital	645,541	641,415
Accumulated deficit	(555,410)	(558,518)
Accumulated other comprehensive income (loss)	(589)	102

Total stockholders’ equity	78,693	83,390

Total liabilities and stockholders’ equity	$194,177	$110,392

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenue:
Prepackaged medications	$44,733	$46,172	$49,298
Software and related services	44,121	28,366	19,921
Information services	11,916	11,303	9,583

Total revenue	100,770	85,841	78,802

Cost of revenue:
Prepackaged medications	35,744	36,303	40,044
Software and related services	15,858	14,050	14,806
Information services	6,520	4,816	4,081

Total cost of revenue	58,122	55,169	58,931

Gross profit	42,648	30,672	19,871

Operating expenses:
Selling, general and administrative expenses	37,653	36,058	36,412
Amortization of intangibles	1,752	951	540
Restructuring and other charges	—	—	600

Income (loss) from operations	3,243	(6,337)	(17,681)

Interest income	1,675	1,384	2,406
Interest expense	(1,717)	—	—
Other income (expense), net	(93)	(26)	42

Income (loss) from operations before income taxes	3,108	(4,979)	(15,233)

Provision for income tax	—	—	—

Net income (loss)	$3,108	($4,979)	($15,233)

Basic net income (loss) per share	$0.08	($0.13)	($0.40)

Diluted net income (loss) per share	$0.07	($0.13)	($0.40)

Weighted-average shares outstanding used in computing basic net income (loss) per share	38,979	38,621	38,337

Weighted-average shares outstanding used in computing diluted net income (loss) per share	41,592	38,621	38,337

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 2001	—	$—	38,050	$381	$636,755	($404)	34	($68)	($538,306)	$276	$98,634

Issuance of 379 shares of common stock, net of transaction costs			379	4	1,978						1,982
Issuance of 32 shares of common stock under option and warrant agreements			32		26						26
Retirement of 34 shares of common stock held in treasury			(34)		(68)		(34)	68			—
Compensation expense					3	326					329
Net loss									(15,233)		(15,233)
Unrealized gain on marketable securities, net of tax of $0										83	83

Balance at December 31, 2002	—	$—	38,427	$385	$638,694	($78)	—	$—	($553,539)	$359	$85,821

Issuance of 623 shares of common stock under option and warrant agreements			623	6	553						559
Compensation expense						78					78
Issuance of stock options in connection with acquisitions					2,168						2,168
Net loss									(4,979)		(4,979)
Unrealized loss on marketable securities, net of tax of $0										(257)	(257)

Balance at December 31, 2003	—	$—	39,050	$391	$641,415	$—	—	$—	($558,518)	$102	$83,390

Issuance of 1,064 shares of common stock under option agreements			1,064	10	4,126						4,136
Repurchase of common stock							(1,399)	(11,250)			(11,250)
Net income									3,108		3,108
Unrealized loss on marketable securities, net of tax of $0										(691)	(691)

Balance at December 31, 2004	—	$—	40,114	$401	$645,541	$—	(1,399)	($11,250)	($555,410)	($589)	$78,693

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,108	($4,979)	($15,233)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,972	4,932	5,558
Restructuring and other charges	—	—	600
Non-cash compensation expense	—	78	329
Realized gain on investments	(3)	(95)	(122)
Provision for doubtful accounts	451	558	896
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,633)	851	(5,043)
Other receivables	(390)	510	(76)
Inventories	877	739	2,450
Prepaid expenses and other assets	741	—	(117)
Accounts payable	(101)	1,301	(672)
Accrued expenses	2,552	1,539	36
Accrued compensation	406	(761)	(262)
Accrued restructuring and other charges	(104)	(1,036)	(1,807)
Deferred revenue	3,648	1,505	2,665
Other liabilities	(77)	63	28

Net cash provided by (used in) operating activities	12,447	5,205	(10,770)

Cash flows from investing activities:
Capital expenditures	(1,623)	(685)	(1,653)
Purchase of marketable securities	(112,262)	(52,162)	(35,473)
Maturities of marketable securities	38,299	61,881	31,805
Investment in promissory note receivable and minority interest	(1,550)	—	—
Capitalized software and website development costs	(3,962)	(2,400)	(2,697)
Payments for acquisitions, net of cash acquired	(139)	(16,084)	125

Net cash used in investing activities	(81,237)	(9,450)	(7,893)

Cash flows from financing activities:
Payments of capital lease obligations	(72)	(225)	(222)
Proceeds from issuance of long-term debt	79,612	—	—
Purchase of treasury stock	(11,250)	—	—
Proceeds from issuance of common stock, net of transaction costs	—	—	1,982
Proceeds from exercise of common stock options	4,136	559	26

Net cash provided by financing activities	72,426	334	1,786

Net increase (decrease) in cash and cash equivalents	3,636	(3,911)	(16,877)
Cash and cash equivalents, beginning of year	13,336	17,247	34,124

Cash and cash equivalents, end of year	$16,972	$13,336	$17,247

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share amounts)

1. Nature of Business

Allscripts Healthcare Solutions, Inc. (“Allscripts”) is a leading provider of clinical software, connectivity and information solutions that physicians use to improve healthcare. Our business groups provide unique solutions that inform physicians, delivering just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare improving both the quality and efficiency of care. Our Clinical Solutions Group’s software applications include electronic health record (“EHR”), e-prescribing and document imaging solutions. Additionally, we provide healthcare product education and connectivity solutions for physicians and patients through its Physicians Interactive™ Group and medication fulfillment services through our Medication Services Group.

We report our financial results utilizing three business segments: software and related services segment, information services segment, and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our Clinical Solutions Group (“CSG”), such as TouchWorks™, TouchScript® and Impact.MD™. TouchWorks™ is an award-winning, EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities. It has the functionality to handle the complexities of large physician practices. TouchScript® is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy. Impact.MD™ is an electronic document imaging and scanning solution that serves as a repository for automated patient charts, office notes, lab results, explanation of benefits (“EOBs”) and referral letters among other paper-based documents. Both Impact.MD™ and TouchScript® can be starting points for medical groups to seamlessly transition over time to a complete EHR.

We plan to release another clinical solution product in the second quarter of 2005 called TouchChart™. It is a complete EHR solution designed specifically to meet the needs and workflow of small to mid-size physician practices, generally comprised of less than fifteen physicians.

In our information services segment, our key product offering is Physicians Interactive™. PI is a clinical education and information solution that links physicians with pharmaceutical companies and medical product suppliers using interactive education sessions to provide clinical product information to the physician. With the introduction of our Patients Interactive™ solution in February 2005, we now provide a clinical education and information solution that connects physicians to their patients through on-line, medication adherence and disease management programs. Patients Interactive™ is a solution used to educate patients about their condition and provides various on-line and off-line tools to improve patient outcomes and therapy adherence. As a result of our acquisition in 2003 of certain assets and assumed liabilities of RxCentric, Inc. (“RXCentric”), a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry, we have expanded our client base in the United States and have better access to the international market for our clinical and educational solutions. The RxCentric Business has been fully integrated into our information services segment.

Finally, our prepackaged medications segment is comprised of our Medications Services Group, formerly known as Allscripts Direct™. This group provides point-of-care medication management and medical supply solutions for physicians and other healthcare providers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Stock-Based Compensation

At December 31, 2004, Allscripts had two stock-based employee compensation plans, which are more fully described in Note 10. Allscripts applies the provisions of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation” (FAS 123). As allowed by FAS 123, Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Bulletin (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25). Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans. Allscripts has adopted the disclosure provisions required by FAS No. 123.

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net income (loss) per share for the three years ended December 31, 2004 would have been as follows:

	2004	2003	2002
Net income (loss), as reported	$3,108	($4,979)	($15,233)
Stock-based compensation cost included in net income (loss), as reported	—	78	329
Stock-based compensation cost	(16,468)	(21,506)	(18,768)

Pro forma net loss	($13,360)	($26,407)	($33,672)

Basic net income (loss) per share, as reported	$0.08	($0.13)	($0.40)
Diluted net income (loss) per share, as reported	$0.07	($0.13)	($0.40)
Basic and diluted pro forma net loss per share	($0.34)	($0.68)	($0.88)

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

For purposes of the FAS 123 pro forma net loss and net loss per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in determining fair value are as follows:

	2004	2003	2002
Risk-free interest rate	2.78%	2.23%	3.95%
Option life (years)	2.4	3.8	4.0
Volatility	174%	110%	123%
Dividend rate	—%	—%	—%

For the years ended December 31, 2004, 2003 and 2002, the weighted-average fair value of options granted was $7.28, $2.62, and $2.41, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123 (Revised 2004), “Share-Based Payment” (FAS 123(R)) This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25 “Accounting for Stock Issued to Employees.” The provisions of FAS 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for Allscripts. Allscripts intends to continue applying APB 25 to equity-based compensation awards until the effective date of FAS 123(R). At the effective date of

FAS 123(R), Allscripts expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in Allscripts recognizing compensation cost based on the requirements of FAS 123(R) for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the FAS No. 123 pro forma footnote disclosure. Allscripts estimates the non-cash compensation charge for options granted through December 31, 2004, as a result of the adoption of FAS 123(R), to be in the range of $2.0 million to $3.0 million for the second half of 2005.

Revenue Recognition

Revenue from the prepackaged medications segment, from the sale of medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the provisions of FAS No. 48, “Revenue Recognition When Right of Return Exists.”

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts.” Allscripts recognizes revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable.

Prior to January 1, 2003, Allscripts’ previously disclosed policy was to recognize revenue on an output basis as contract milestones were reached. Allscripts has concluded that the input basis more closely reflects the revenue earnings process in accordance with accounting principles generally accepted in the United States of America.

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

Certain of our customer arrangements in our information services segment encompass multiple deliverables. We account for these arrangements in accordance with Emerging Issues Task Force (EITF) No. 00-21,” Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables is treated as one accounting unit and recognized on a straight-line basis over the term of the arrangement. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement. The adoption of EITF 00-21 during the second half of 2003 did not have a significant effect on our revenue recognition due to the methodology utilized prior to EITF 00-21 having very similar accounting treatment for multiple deliverables.

In accordance with EITF issued Consensus 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred,” revenue includes reimbursable expenses charged to our clients.

As of December 31, 2004 and 2003, respectively, there was $2,351 and $1,066 of revenue earned on contracts in excess of billings, which is included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	December 31,
	2004	2003
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by the CSG business included in our software and related services segment	$9,073	$5,784

Prepayments and billings in excess of revenue earned for interactive physician education sessions and transaction revenue services provided by the Physicians Interactive™ business included in our information services segment	5,140	4,849

Other prepayments and billings in excess of revenue	394	326

Total deferred revenue	$14,607	$10,959

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at December 31, 2004 and 2003 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	December 31,
	2004	2003
Cash and cash equivalents:
Cash	$10,093	$3,609
Money market funds	381	2,232
Corporate debt securities	6,498	7,495

	16,972	13,336

Short-term marketable securities:
Corporate debt securities	16,805	2,164
U.S. government and agency debt obligations	5,991	1,271

	22,796	3,435

Long-term marketable securities:
U.S. government and agency debt obligations	18,841	13,524
Corporate debt securities	69,630	21,014

	88,471	34,538

Total cash, cash equivalents and marketable securities	$128,239	$51,309

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. Allscripts received approximately $79,612 in net proceeds from the offering after deduction for underwriting fees and professional expenses. Allscripts used approximately $11,250 of the net proceeds to repurchase approximately 1,399 shares of its common stock, which are held in treasury, and will use the remaining net proceeds for general corporate purposes, which may include future additional share repurchases, acquisitions or other strategic investments (see Note 7).

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the designation at each balance sheet date. As of December 31, 2004 and 2003, marketable securities were classified as available-for-sale and carried at their fair value, with the unrealized gains and losses reported net-of-tax in a separate component of stockholders’ equity. The components of the net unrealized gain (loss) on marketable securities are as follows:

	As of December 31,
	2004	2003
Short-term marketable securities:
Gross unrealized gains	$2	$1
Gross unrealized losses	(60)	(2)

Net unrealized gain (loss)	(58)	(1)

Long-term marketable securities:
Gross unrealized gains	7	141
Gross unrealized losses	(538)	(38)

Net unrealized gain (loss)	(531)	103

Total net unrealized gain (loss) on marketable securities	($589)	$102

For the years ended December 31, 2004, 2003, and 2002, net realized gains were $3, $95, and $122, respectively.

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income. There were no other-than-temporary declines for the years ended December 31, 2004, 2003, and 2002.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Allscripts adopted the provisions of FAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. FAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Within six months of the adoption of FAS No. 142, Allscripts performed a transitional test to assess whether there was an indication that goodwill was impaired as of the date of adoption. No indicators of impairment for any reporting unit were identified as a result of the transitional impairment test. Allscripts has selected January 1 as the date of its annual impairment test of goodwill. No indicators of impairment were identified as a result of its annual impairment test performed on January 1, 2005.

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

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

As of January 1, 2002, Allscripts adopted FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This Statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated fair value of assets is determined by estimating the present value of future cash flows expected to be generated by the asset. Prior to the adoption of FAS 144, Allscripts accounted for long-lived assets in accordance with the provisions of FAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Investment in Promissory Note and Minority Interest

Allscripts holds an investment in Medem, Inc. totaling $1,550 as of December 31, 2004. The investment has been accounted for under the cost basis of accounting and is recorded in other assets on the consolidated balance sheet. The investment consists of a $1,050 note receivable from and a $500 minority interest in Medem. The fair value of the investment is dependent upon the actual financial performance of Medem, its market value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record an impairment charge. During the year ended December 31, 2004, we performed an impairment test of the investment in Medem and determined that it was not impaired.

Software Development Costs

Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. During 2004, 2003 and 2002, development costs in the amount of $3,949, $2,400, and $2,697, respectively, were capitalized. The unamortized balance of capitalized software at the end of 2004 and 2003 was $6,270 and $4,040, respectively. Upon the availability for general release, Allscripts commences amortization of the software on a product by product basis. Amortization is recorded based upon the greater of the ratio that current gross revenues for a product are to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product, including the period being reported on, which is estimated to be three years. Amortization of capitalized software development costs amounted to $1,719, $1,043, and $73 for 2004, 2003 and 2002, respectively. Software development costs of $4,145, $5,050, and $4,318 have been expensed in 2004, 2003 and 2002, respectively.

At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy Allscripts’ responsibility set forth at the time of sale.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income, net of income tax, consist of unrealized gains (losses) on Allscripts marketable securities of $(589) and $102, at December 31, 2004 and 2003, respectively.

The components of comprehensive income (loss) are as follows:

	2004	2003	2002
Net income (loss)	$3,108	($4,979)	($15,233)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(691)	(257)	83

Comprehensive income (loss)	$2,417	($5,236)	($15,150)

Net Income (Loss) Per Share

Allscripts accounts for net income (loss) per share in accordance with FAS No. 128, “Earnings per Share.” FAS No. 128 requires the presentation of “basic” income (loss) per share and “diluted” income (loss) per share. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options.

The components of the diluted weighted average common shares outstanding is as follows:

	December 31,
	2004	2003	2002
Weighted average shares outstanding:
Basic	38,979	38,621	38,337

Effect of dilutive securities (primarily stock options)	2,613	—	—

Diluted	41,592	38,621	38,337

FAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the year ended December 31, 2003 and 2002, due to Allscripts’ net loss, 608 and 607 dilutive securities, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

On September 30, 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). Effective December 15, 2004, contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, “Earnings Per Share.” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,300 shares and interest expense related to Allscripts’ Notes were excluded from the basic and diluted earnings per share calculation for the year ended December 31, 2004, as the effects were anti-dilutive.

Fair Value of Financial Instruments

Cash, cash equivalents and marketable securities are reported at their fair values in the balance sheets with the corresponding mark-to-market adjustments recorded as other comprehensive income (loss) in stockholders’ equity. The carrying amounts reported in the balance sheets for accounts receivable, investment in Medem, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments. Allscripts’ notes receivable from Medem and senior convertible debentures have interest rates that approximate current market values; therefore, the carrying value of both approximate fair value.

Risks and Uncertainties

Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with one major commercial bank and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements, if appropriate. The provision for doubtful accounts aggregated $451, $558 and $896 in 2004, 2003 and 2002, respectively.

The majority of revenue is derived from customers located in the United States. All long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in 2004, 2003 and 2002.

Allscripts purchases a majority of its drug inventories under a contractual agreement with one wholesaler/distributor, which accounted for approximately 88% and 84% of all inventory purchases during 2004 and 2003, respectively. At December 31, 2004 and 2003, approximately 42% and 56%, respectively, of accounts payable are related to these purchases. Allscripts is exposed to risk of loss of revenue and customers in the event of a breach of contract or nonperformance by this wholesaler/distributor resulting in restriction of or diminished availability of inventory. In addition, if Allscripts does not meet certain minimum purchasing requirements with its primary wholesaler/distributor, it may increase the prices that Allscripts pays under the agreement, in which case Allscripts would have the option to terminate the agreement. However, Allscripts does not anticipate that a breach of contract or any nonperformance will occur. In the event it does, Allscripts believes that there are several other available wholesalers/distributors, which would be able to provide the necessary inventories to Allscripts on a timely basis such that no material loss would occur. As of December 31, 2004, Allscripts believes that it has met all minimum purchase requirements as defined in the agreement with its primary wholesaler/distributor.

Allscripts provides its software customers with a standard product warranty beginning with live use of the software. If a software product is found to have a material defect that causes the product not to operate in accordance with the software specifications, Allscripts will deliver any necessary alterations to the customer.

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

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current year’s presentation.

Recent Accounting Pronouncements

In March 2004, the EITF reached a final consensus on Issue 03-6, “Participating Securities and the Two Class Method under FASB Statement 128.” Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company. Because Allscripts does not have any other issued securities other than common stock, this change in computational methods has no impact on Allscripts’ earnings per share for any period in fiscal 2004 or any prior period.

In January 2003, the FASB initially issued interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 was revised in December 2003 when the FASB issued Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R) is an interpretation of ARB No. 51, “Consolidated Financial Statements,” that replaces FIN 46 and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004, which is as of March 31, 2004 for Allscripts. Allscripts adopted the provision of FIN 46(R) as of January 1, 2004 and adoption did not have an effect on its results of operations or financial position.

In November 2004, the EITF reached a final conclusion on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF Issue 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF’s conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. Because Allscripts’ Notes are contingently convertible debt with a market price trigger, Allscripts will be required to comply with EITF Issue 04-8 beginning in the first quarter of fiscal 2005. Had the conclusions of EITF Issue 04-8 been effective as of December 31, 2004, there would have been no change in Allscripts’ reported earnings per share because the effect of Allscripts’ Notes was antidilutive.

In November 2004, the FASB issued FAS No 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” (ARB 43), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is calendar year 2006 for Allscripts, and is applied prospectively. Allscripts does not expect the adoption of this standard to have a material affect on its consolidated financial statements.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29, “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is third quarter 2005 for Allscripts. This Statement shall be applied prospectively. Allscripts does not expect the adoption of this standard to have a material affect on its consolidated financial statements.

3. Business Combinations

On August 1, 2003, Allscripts acquired 100% of the outstanding common stock of AIC, a provider of document imaging, scanning and management software for the medical industry. Allscripts acquired AIC to include its electronic document imaging and scanning solutions into its suite of clinical software product offerings. AIC’s results are included in Allscripts’ results of operations from the date of acquisition. The purchase price of $18,981 included the issuance of 474 common stock options in exchange for existing AIC common stock options, with a value of $1,242, and the granting of an additional 431 common stock options, with a value of $1,000. A purchase price holdback obligation totaling $1,800 was established to provide for certain contingencies and financial items, as defined. The holdback period is for eighteen months following the closing of the acquisition and the total liability of $1,800 has been recorded as of December 31, 2004. We expect to release the full amount of the holdback in the first quarter of 2005. At the date of acquisition, the estimated fair value of the total assets and liabilities acquired was approximately $21,050 and $2,069, respectively. Allscripts recorded $10,269 and $8,869 of goodwill and intangible assets, respectively, in connection with the acquisition. The $10,269 of goodwill, which was subsequently increased by $10 in 2004 due to additional acquisition obligations, was assigned to the software and related services segment. Of that total amount, none is expected to be deductible for tax purposes. Of the $8,869 of acquired intangible assets, $2,700 was assigned to registered trademarks, which are not subject to amortization. The remaining $6,169 has a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include proprietary technology of $4,600 (5-year weighted-average useful life), customer relationships of $1,520 (10-year weighted-average useful life) and employment agreements of $49 (2-year weighted-average useful life). A deferred tax liability of $3,454, based on the tax effects of non-goodwill intangibles related to the acquisition, was recorded.

On August 8, 2003, Allscripts acquired certain assets and assumed certain liabilities of RxCentric, a provider of technology-enabled sales and marketing solutions for the pharmaceutical industry. Allscripts acquired certain assets of RxCentric to expand its client base in the United States and in the international market for its information services business. The results of operations related to the acquisition of certain assets of RxCentric are included in Allscripts’ results of operations from the date of acquisition. At the date of acquisition, the estimated fair value of the total assets acquired and liabilities assumed was approximately $4,177 and $2,731, respectively. Allscripts recorded $3,283 and $60 of goodwill and intangible assets, respectively, in connection with the acquisition. The $3,283 of goodwill was assigned to the information services segment. Of that total amount, $3,283 is expected to be deductible for tax purposes. The original purchase price related to the acquisition was $1,446 in cash, subject to adjustment upon obtaining a third-party valuation of the intangible assets. A purchase price holdback obligation totaling $400 was established to provide for certain contingencies and financial items, as defined.

The third party valuation of the intangible assets was completed in first quarter 2004, and Allscripts allocated $440 of the original purchase price to an intangible asset for customer relationships, which will be amortized over a ten-year weighted average useful life. The finalization of the RxCentric asset valuation also resulted in $108 of additional goodwill. In addition, the $400 holdback obligation was settled for $150 in the second quarter of 2004, which resulted in a $250 purchase price adjustment to goodwill.

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

	Year Ended December 31,
	2003	2002
Revenue	$90,514	$84,848
Net loss	($6,250)	($21,413)
Net loss per share – basic and diluted	($0.16)	($0.56)

4. Fixed Assets

Fixed assets as of December 31 consist of the following:

	Estimated Useful Life	2004	2003
Office furniture and equipment	2-7 years	$12,833	$12,151
Service assets	2 years	9,071	9,138
Production and warehouse equipment	5-7 years	1,368	1,324
Leasehold improvements	4-7 years	3,057	2,093
Website development costs	2 years	397	397

		26,726	25,103
Less accumulated depreciation and amortization		(24,360)	(22,866)

Fixed assets, net		$2,366	$2,237

Depreciation and amortization expense was $1,492, $2,974 and $4,861 in 2004, 2003 and 2002, respectively.

5. Goodwill, Intangible Assets and Impairments

The following table summarizes goodwill and intangible assets by asset class. Goodwill at December 31, 2004, consisted of $594, $10,418, and $2,701 related to the prepackaged medications, software and related services, and information services segments, respectively. Goodwill at December 31, 2003, consisted of $594, $10,408, and $3,283 related to the prepackaged medications and software and related services, respectively. In

August 2003 Allscripts acquired AIC and RxCentric (see Note 3). The AIC acquisition resulted in $10,279 of goodwill and $8,869 of intangible assets, of which $2,700 was assigned to registered trademarks, which are not subject to amortization. The RxCentric acquisition resulted in $2,701 of goodwill and $500 of intangible assets.

Goodwill and intangible assets as of December 31 consist of the following:

	2004			2003
	Gross Assets	Accumulated Amortization	Intangible Assets, net	Gross Assets	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets
Proprietary technology	$4,600	$1,249	$3,351	$4,600	$314	$4,286
Customer relationships	2,020	303	1,717	1,580	87	1,493
Strategic agreements	4,745	1,680	3,065	4,745	1,150	3,595

	11,365	3,232	8,133	10,925	1,551	9,374

Unamortized intangible assets
Registered trademarks	2,700	—	2,700	2,700	—	2,700
Goodwill	13,713	—	13,713	14,285	—	14,285

	16,413	—	16,413	16,985	—	16,985

Total goodwill and intangible assets	$27,778	$3,232	$24,546	$27,910	$1,551	$26,359

The proprietary technology and customer base intangible assets are being amortized over their average useful lives of approximately 5 years and 10 years, respectively. The strategic agreements are being amortized over their contractual life, which is 10 years. Amortization expense related to the above intangible assets was $1,682 and $915 for the year ended December 31, 2004 and 2003, respectively. Allscripts estimates that the amortization expense will be approximately $1,725 per year for the next five years.

In 2001, Allscripts acquired ChannelHealth, Inc. (“ChannelHealth”) and accounted for the business combination under the purchase method of accounting. During 2002, Allscripts received a payment of $125 related to guarantees as part of the original terms of the acquisition.

6. Investment in Promissory Note Receivable and Minority Interest

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement with Medem and certain other investors (the “Co-Investors”). Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined, or the filing of a registration statement with the SEC for public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. In addition, upon consummation of a Liquidity Event, each Promissory Note holder will receive, as a premium in addition to the repayment of the outstanding principal and interest due and payable under such Promissory Note, an amount equal to two (2) times the maximum amount that Medem may borrow under such Promissory Note. As of December 31, 2004, Allscripts funded $1,050 under the Note Purchase Agreement. The note receivable balance is included in other assets on the consolidated balance sheet as of December 31, 2004.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Note into 2,100 shares of Medem’s Series A Common Stock. Borrowings under the Promissory Note are not permitted (i) more than once per calendar quarter, (ii) later than the forty-fifth day after the end of the previous calendar quarter, and (iii) in amounts greater than $750 per calendar quarter, without the prior written consent of Allscripts and the majority of the Co-Investors. In addition, in order for Medem to make borrowings under the Promissory Note, Medem must have satisfied certain financial targets.

In connection with the transaction described above, Allscripts entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash. In addition, pursuant to the terms of such agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600. If Allscripts converts all of its Promissory Note and exercises its option to purchase an additional interest in Medem, it will own approximately 50.4% of the voting capital of Medem and 40.5% of all of the capital stock of Medem. The total investment in the Promissory Note and Share Purchase Agreement totaling $1,550 as of December 31, 2004 has been accounted for under the cost basis of accounting and is recorded in other assets on the consolidated balance sheets.

7. Long-Term Debt

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

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

Allscripts received approximately $79,612 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. The debt issuance costs of approximately $2,888 have been capitalized as an other asset and is being amortized as interest expense over five years using the effective interest method, through the first date that the holders have the option to require Allscripts to purchase the Notes. Long-term debt outstanding as of December 31, 2004 consists solely of the principal balance on the notes of $82,500. No payments of principal are due until 2024. As of December 31, 2003, Allscripts did not have any long-term debt.

	December 31,
	2004	2003
3.5% senior convertible debt	$82,500	$—

Current portion of long-term debt	—	—

Total long-term debt	$82,500	$—

Interest expense for the year ended December 31, 2004 consists of $1,404 in interest expense related to the Notes and $313 in debt issuance cost amortization. No interest expense was recorded during 2003.

8. Income Taxes

There was no current or deferred federal or state income tax provision for the years ended December 31, 2004 and 2003.

The U.S. federal statutory tax rate differs from Allscripts’ effective tax rate for the years ended December 31 as follows:

	2004	2003	2002
U.S. federal statutory tax rate	34.0%	(34.0)%	(34.0)%
Items affecting federal income tax rate:
State taxes, net of federal benefit	5.5	(4.5)	(4.1)
Expired net operating loss	26.8	32.3	5.7
Other, net	4.0	3.2	(0.4)
Valuation allowance	(70.3)	3.0	32.8

Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31 are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$58,096	$58,993

Allowance for doubtful accounts	1,172	1,218
Restructuring	—	40
Fixed assets	599	1,101
Inventory	282	351
Goodwill amortization	449	517
Acquisition costs	24	96
Capital loss carryforwards	248	201
Unrealized losses on marketable securities	230	—
Other	108	19

Total deferred tax assets	61,208	62,536
Less: valuation allowance	(54,630)	(56,165)

Net deferred tax assets	6,578	6,371
Deferred tax liabilities:
Acquired intangibles	4,136	4,810
Software development costs	2,442	1,521
Unrealized gains on marketable securities	—	40

Total deferred tax liabilities	6,578	6,371

Net deferred tax assets (liabilities)	$—	$—

The valuation allowance as of December 31, 2004 and 2003 was $54,630 and $56,165, respectively. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was a decrease of $1,535 and $2,128, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2004, Allscripts had operating loss carryforwards available for federal income tax reporting purposes of approximately $149,156. The operating loss carryforwards expire between 2005 and 2023. Allscripts’ ability to utilize these operating loss carryforwards to offset future taxable income is dependent on a variety of factors, including possible limitations pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common stock, stock options, warrants and convertible preferred stock. At December 31, 2004, Allscripts had a capital loss carryforward of $636, which expires in 2006.

9. Common Stock

In connection with the private placement of the Notes, Allscripts received approximately $79,612 in net proceeds from the offering after deduction for underwriting fees and professional expenses. Allscripts used approximately $11,250 of the net proceeds to repurchase approximately 1,399 shares of its common stock, which are held in treasury.

In 2002, Allscripts sold a strategic partner 379 shares of Allscripts common stock at an average fair market value for the fifteen days preceding the transaction date for a purchase price of $1,982, net of related expenses of $18.

10. Stock Option Plans

At December 31, 2004, options to purchase 9,393 shares of common stock were authorized under Allscripts’ Amended and Restated 1993 Stock Incentive Plan (“1993 Plan”). The exercise price for shares under this plan is determined by Allscripts’ Board of Directors at the date of grant. All options must be exercised within ten years of the date of grant. The plan provides for exercise of options by payment of cash or mature shares of common stock. Options vest on various schedules, primarily on a straight-line basis over three and four year periods from the date of grant, and in certain circumstances upon a change in control. During 2004, and also in 2002, shareholders approved an increase of 1,000 shares of common stock to be available for issuance under the 1993 Plan. At December 31, 2004, Allscripts had reserved 7,276 shares of common stock for issuance upon exercise of outstanding options and 101 shares of common stock were available for future issuance under the 1993 Plan.

In January 2001, the Board of Directors approved the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan (“2001 Plan”). The plan provides for the issuance of up to 4,500 options to purchase common stock. The plan is administered by the Compensation Committee of the Board of Directors. The plan covers employees of Allscripts or its affiliates (excluding, however, any employee who is also serving as an officer or director of Allscripts or an affiliate) designated by the Board or the Compensation Committee as being eligible under the plan and non-employee consultants or contractors. The exercise price, term and vesting period of options issued under this plan are determined by the Compensation Committee at the time of grant. During 2003, the Board of Directors approved an increase of 1,500 shares of common stock to be available for issuance under the 2001 Plan. At December 31, 2004, Allscripts had reserved 3,600 shares of common stock for issuance upon exercise of outstanding options and 3 shares of common stock were available for future issuance under the 2001 Plan.

Total stock-based compensation expense included in selling, general and administrative expenses related to options issued to employees was $0, $78, and $329 for the years ended 2004, 2003, and 2002, respectively.

Option activity for the three years ended December 31, 2004 was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2001	6,571	$12.76	2,033	$14.84
Options granted	2,597	$3.01
Options exercised	(28)	$0.88
Options forfeited	(1,907)	$17.63

Balance at December 31, 2002	7,233	$8.02	2,749	$11.37
Options granted	4,588	$3.09
Options exercised	(623)	$0.89
Options forfeited	(895)	$9.45

Balance at December 31, 2003	10,303	$6.11	4,602	$8.50
Options granted	2,155	$9.16
Options exercised	(1,064)	$3.89
Options forfeited	(518)	$8.08

Balance at December 31, 2004	10,876	$6.84	6,503	7.86

Information regarding options outstanding at December 31, 2004 was as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.06 - $2.77	1,555	6.81	$1.88	984	$1.43
$2.80 - $3.04	340	6.67	$3.00	289	$2.99
$3.15 - $3.15	1,222	7.04	$3.15	754	$3.15
$3.19 - $3.45	46	7.26	$3.39	38	$3.43
$3.53 – $3.53	2,724	8.48	$3.53	1,268	$3.53
$3.65 - $5.62	59	7.85	$4.04	30	$4.07
$5.63 - $5.63	1,140	6.16	$5.63	827	$5.63
$6.40 – $7.73	1,430	8.22	$7.22	651	$6.98
$8.69 - $10.67	1,276	9.79	$10.27	578	$10.06
$11.25 - $79.75	1,084	4.93	$24.65	1,084	$24.65

	10,876	7.54	$6.84	6,503	$7.86

11. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense from operations was $1,326, $1,144 and $940 in 2004, 2003 and 2002, respectively.

Future minimum rental payments at December 31, 2004 under non-cancelable operating leases are as follows:

Year Ending December 31,
2005	$1,515
2006	1,220
2007	1,173
2008	1,034
2009	696
2010 and thereafter	1,765

Total future minimum lease payments	$7,403

12. Savings Plan

Allscripts’ employees who meet certain eligibility requirements can participate in Allscripts’ 401(k) Savings and Investment Plan. Under the plan, Allscripts may, at its discretion, match the employee contributions. Allscripts recorded expense related to its matching contributions in 2004, 2003, and 2002 of $377, $347, and $424, respectively.

13. Business Segments

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

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: prepackaged medications; software and related services; and information services. The software and related services segment derives its revenue from the sale and installation of clinical software that provides point-of-care decision support solutions, document imaging solutions, and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. In addition, Allscripts records corporate selling, general, and administration expenses, amortization of intangibles, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of Allscripts’ operating segments.

	2004	2003	2002
Revenue:
Prepackaged medications	$44,733	$46,172	$49,298
Software and related services	44,121	28,366	19,921
Information services	11,916	11,303	9,583

Total revenue	$100,770	$85,841	$78,802

Income (loss) from operations:
Prepackaged medications	$7,275	$8,044	$7,587
Software and related services	8,633	(3,350)	(11,548)
Information services	2,254	3,510	2,555
Unallocated corporate	(14,919)	(14,541)	(16,275)

Income (loss) from operations	3,243	(6,337)	(17,681)
Interest income, interest expense, and other income (expense), net	(135)	1,358	2,448

Income (loss) from operations before income taxes	$3,108	($4,979)	($15,233)

14. Restructuring and Other Charges

During 2004, Allscripts completed its restructuring plan that was announced in July 2001, which included workforce and overhead reductions and the termination of certain unprofitable strategic agreements and customer relationships. The restructuring plan contemplated the termination of approximately 232 employees across all business functions, of which all were terminated as of December 31, 2003. During 2002, an additional charge of $186 was recorded to satisfy the estimated remaining obligations as part of the workforce reduction. In addition, Allscripts recorded a charge in 2002 of $414 for severance costs in connection with the departure of the former chief financial officer.

A summary of the activity and balances of the restructuring and other charges reserve accounts is outlined as follows:

		Activity During the Year Ended December 31, 2002				Activity During the Year Ended December 31, 2003				Activity During the Year Ended December 31, 2004
	Balance at Dec. 31, 2001	Accrual	Write- offs	Cash Payments	Balance at Dec. 31, 2002	Accrual	Write- offs	Cash Payments	Balance at Dec. 31, 2003	Write- offs	Cash Payments	Balance at Dec. 31, 2004
Restructuring
Workforce reduction	$1,693	$186	$—	($1,400)	$479	$—	$—	($479)	$—	$—	$—	$—
Termination of agreements	658	—	—	(347)	311	—	—	(300)	11	(11)	—	—

Subtotal	2,351	186	—	(1,747)	790	—	—	(779)	11	(11)	—	—
Other Charges
Termination of unprofitable customer contracts	640	—	(640)	—	—	—	—	—	—	—	—	—
Executive departure	—	414	—	(64)	350	—	—	(257)	93	—	(93)	—

Total	$2,991	$600	($640)	($1,811)	$1,140	$—	$—	($1,036)	$104	($11)	($93)	$—

15. Supplemental Cash Flow Information

	2004	2003	2002
Noncash investing and financing activities:
In connection with the acquisition of AIC, issuance of 474 common stock replacement options and issuance of 431 common stock options with a fair value of approximately $1,242 and $1,000, respectively.	$—	$2,242	$—

16. Related Party Transactions

As a result of Allscripts’ acquisition of ChannelHealth from IDX, IDX owned approximately 19% of the common stock of Allscripts at December 31, 2004. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to IDX customers. During 2004, 2003 and 2002, Allscripts paid IDX $1,829, $980, and $894, respectively, pursuant to this agreement. In addition, Allscripts leases office space from IDX. During 2004, 2003 and 2002, Allscripts paid $359, $465, and $514, respectively, to IDX for the lease of the office space. In conjunction with Allscripts’ July 2001 restructuring plan, a payment of $300 was made to IDX during 2003 to terminate a lease expansion obligation. At December 31, 2004 and 2003, Allscripts had accounts payable and accruals of $502 and $646 due to IDX, respectively. During 2004 and 2003, Allscripts paid IDX approximately $12 and $27 for other marketing and consulting services. Allscripts also paid $140 in 2004 to IDX for billings and collections on behalf of IDX related to a certain customer contract to which IDX and Allscripts were parties. This transaction did not have any impact on Allscripts’ results of operations for the year ended December 31, 2004. Allscripts had accounts receivable from IDX totaling $707 and $163 at December 31, 2004 and 2003, respectively. These receivables resulted from certain customer contracts to which Allscripts and IDX were joint parties. During 2002, IDX paid Allscripts $125 to satisfy a guarantee pursuant to the ChannelHealth acquisition agreement and $676 related to marketing sponsorships and miscellaneous expense reimbursements.

One of Allscripts’ directors was a partner in the law firm of Akin, Gump, Strauss, Hauer and Feld, LLP. The firm was retained by Allscripts in 2003 and 2002 to provide legal services. Expenditures related to services provided by the firm were $5 and $14 in 2003 and 2002, respectively. The firm did not provide legal services for the Company in 2004. During 2004, the director became a partner at the law firm of Gardner Carton & Douglas, LLP, which has represented Allscripts in various matters since 1987. Expenditures related to services provided to Allscripts by this law firm were $57 for the year ended December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Allscripts Healthcare Solutions, Inc. and Subsidiaries referred to in our report dated March 4, 2005, which is included in Item 8 of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts included in Schedule II are presented for purposes of additional analysis and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

SUPPLEMENTAL SCHEDULE II

To the Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

Under date of February 19, 2004, we reported on the consolidated balance sheet of Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2003 and 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

February 19, 2004

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Schedule II

	Beginning Balance	Charged to Expense	Deductions	Ending Balance
Allowance for accounts receivable
Year ended December 31, 2004	$3,128	451	(569)	$3,010
Year ended December 31, 2003	$3,876	558	(1,306)	$3,128
Year ended December 31, 2002	$6,203	896	(3,223)	$3,876

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
Valuation allowance for deferred tax assets
Year ended December 31, 2004	$56,165	—	(1,535)	$54,630
Year ended December 31, 2003	$58,293	—	(2,128)	$56,165
Year ended December 31, 2002	$53,293	5,000	—	$58,293

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 16, 2004, we announced that we appointed Grant Thornton LLP as our independent accountants, replacing KPMG LLP. The decision to change auditors was not caused by any disagreement between Allscripts and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A that Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Allscripts Healthcare Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also in our opinion, Allscripts Healthcare Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Allscripts Healthcare Solutions, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 4, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors, executive officers and other key employees is included under the captions “Election of Directors”, “Meetings and Committees of the Board of Directors”, “Executive Officers”, and “Governance” in Allscripts’ proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding Section 16(a) reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Allscripts’ proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated by reference herein.

We have adopted a code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal accounting officer, controller, or persons performing similar functions (the “senior financial officers”). A copy of this code of conduct is posted on the investor relations portion of our website at www.allscripts.com. In the event the code of conduct is revised, or any waiver is granted under the code of conduct with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website.

Item 11. Executive Compensation

Information regarding executive and director compensation is included under the captions “Executive Compensation” and “Director Compensation” in Allscripts’ proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership is included under the caption “Ownership of Allscripts Common Stock” in Allscripts’ proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in Allscripts’ proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions is included under the caption “Certain Relationships and Related Party Transactions” in Allscripts’ proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the caption “Independent Public Accountants” in Allscripts’ proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

(a)(3) List of Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ GLEN E. TULLMAN Glen E. Tullman	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BERNARD GOLDSTEIN Bernard Goldstein	Director

/s/ PHILIP D. GREEN Philip D. Green	Director

/s/ M. FAZLE HUSAIN M. Fazle Husain	Director

/s/ MICHAEL J. KLUGER Michael J. Kluger	Director

/s/ ROBERT A. COMPTON Robert A. Compton	Director

/s/ M.L. GAMACHE M.L. Gamache	Director

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

2.1	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and ChannelHealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000

2.2	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and ChannelHealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

4.1	Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

Exhibit Number	Description	Reference

10.1†	Amendment and Restatement of Amended and Restated 1993 Stock Incentive Plan.	Incorporated herein by reference from Appendix B to the Allscripts Healthcare Solutions, Inc. Proxy Statement relating to its 2004 Annual Meeting of Stockholders, filed on April 29, 2004

10.2	Twelfth Restated Registration Agreement, dated as of June 18, 1999, by and among Allscripts, Inc., those Holders of Allscripts, Inc. Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred, Series F Preferred and Series G Preferred listed in Schedule I attached thereto, the Holders of the Extension Guaranty Warrants listed in Schedule II thereto, the Holders of the 1996 Extension Guaranty Warrants listed in Schedule II thereto, those Holders of Common listed in Schedule III thereto, the Holders of Series H Warrants and H Unit Common listed in Schedule IV thereto, the Holders of Extension Series H Warrants listed in Schedule IV thereto, the Holders of I Unit Common listed in Schedule V thereto and the Holders of Debenture Warrants listed in Schedule VI thereto.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 2 filed on June 29, 1999 (SEC file no. 333-78431)

10.3	Industrial Building Lease, dated April 30, 1997, between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

10.4	Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc., dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)

10.5	Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.6	Lease Agreement, dated as of September 17, 2004, between Allscripts, LLC and Merchandise Mart L.L.C.	Filed herewith

10.7†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.8†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Glen E. Tullman.	Filed herewith

Exhibit Number	Description	Reference

10.9†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.10†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Lee A. Shapiro.	Filed herewith

10.11†	Employment Agreement, dated as of October 8, 2002, between Allscripts Healthcare Solutions, Inc. and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.12†	Amendment, effective January 1, 2005, to Employment Agreement dated as of October 8, 2002 between Allscripts, LLC and William J. Davis.	Filed herewith

10.13†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.14†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey.	Filed herewith

10.15†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Scott Leisher.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.16†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Scott Leisher.	Filed herewith

10.17†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

10.18	Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.19	Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.20	Asset Purchase Agreement, dated as of July 13, 2000, by and between ChannelHealth Incorporated and IDX Systems Corporation.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

Exhibit Number	Description	Reference

10.21	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and ChannelHealth Incorporated, dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.22*	Pharmacy Services Prime Vendor Agreement for Allscripts Healthcare Solutions, Inc., dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Bruswig Drug Co.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.23	First Amendment, dated July 31, 2002, among Allscripts Healthcare Solutions, Inc., Bergen Brunswig Drug Company doing business as Amerisource Bergen and Allscripts, Inc., to	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
Pharmacy Services Prime Vendor Agreement, dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Company doing business as Amerisource Bergen.

10.24†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.25	Fourth amendment, dated May 20, 2004, to Lease Agreement between Lincoln Commerce Center Properties, LLC, as Landlord, and Allscripts, LLC, as Tenant.	Filed herewith

10.26	Amendment, Employment Agreement, dated as of October 8, 2002, between Allscripts Healthcare Solutions, Inc. and William J. Davis.	Filed herewith

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of Grant Thornton LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to the Commission’s grant of confidential treatment.