Form 10-Q
period 2005-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2005-05-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-32085

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4392754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

222 Merchandise Mart, Suite 2024

Chicago, IL 60654

(Address of principal executive offices)

(312) 506-1200

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

As of April 29, 2005, there were 41,049,411 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,262	$16,972
Marketable securities	34,058	22,796
Accounts receivable, net of allowances of $3,122 and $3,010 at March 31, 2005 and December 31, 2004, respectively	23,278	21,382
Other receivables	607	627
Inventories	2,169	2,372
Prepaid expenses and other current assets	3,815	3,571

Total current assets	89,189	67,720

Long-term marketable securities	71,066	88,471
Fixed assets, net	2,423	2,366
Software development costs, net	6,155	6,270
Intangible assets, net	10,438	10,833
Goodwill	13,713	13,713
Other assets	5,169	4,804

Total assets	$198,153	$194,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,527	$5,981
Accrued expenses	9,147	9,568
Accrued compensation	1,327	2,650
Deferred revenue	17,097	14,607

Total current liabilities	32,098	32,806

Other liabilities	256	178
Long-term debt	82,500	82,500

Total liabilities	114,854	115,484
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 41,045 and 40,114 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	411	401
Less treasury stock:
$0.01 par value, 1,399 shares at March 31, 2005 and December 31, 2004	(11,250)	(11,250)
Additional paid-in-capital	649,156	645,541
Accumulated deficit	(554,076)	(555,410)
Accumulated other comprehensive loss	(942)	(589)

Total stockholders’ equity	83,299	78,693

Total liabilities and stockholders’ equity	$198,153	$194,177

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenue:
Prepackaged medications	$9,835	$11,184
Software and related services	14,310	8,895
Information services	2,050	3,076

Total revenue	26,195	23,155

Cost of revenue:
Prepackaged medications	7,723	8,753
Software and related services	5,124	3,512
Information services	1,181	1,744

Total cost of revenue	14,028	14,009

Gross profit	12,167	9,146

Selling, general and administrative expenses	10,357	8,760
Amortization of intangible assets	436	429

Income (loss) from operations	1,374	(43)

Interest income	877	217
Interest expense	(907)	—
Other income (expense), net	(10)	93

Income before income taxes	1,334	267
Provision for income tax	—	—

Net income	$1,334	$267

Net income per share—basic and diluted	$0.03	$0.01

Weighted-average shares of common stock outstanding used in computing basic net income per share	39,073	39,169

Weighted-average shares of common stock outstanding used in computing diluted net income per share	42,171	41,869

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$1,334	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,569	1,204
Realized (gain) loss on investments	9	(113)
Provision for doubtful accounts	102	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,994)	982
Other receivables	20	8
Inventories	203	459
Prepaid expenses and other assets	1,314	1,042
Accounts payable	(1,454)	(22)
Accrued expenses	552	444
Accrued compensation	(1,323)	(1,208)
Accrued restructuring and other charges	—	(75)
Deferred revenue	2,490	(606)
Other liabilities	79	13

Net cash provided by operating activities	2,901	2,377

Cash flows from investing activities:
Capital expenditures	(437)	(308)
Purchase of marketable securities	(4,149)	(16,935)
Maturities of marketable securities	9,927	13,773
Payments for acquisitions	(982)	—
Investment in promissory note receivable	(450)	—
Capitalized software and website development costs	(611)	(1,322)

Net cash provided by (used in) investing activities	3,298	(4,792)

Cash flows from financing activities:
Payments of capital lease obligations	(16)	(7)
Payment of interest on long-term debt	(1,516)	—
Proceeds from exercise of stock options	3,623	1,090

Net cash provided by financing activities	2,091	1,083

Net increase (decrease) in cash and cash equivalents	8,290	(1,332)
Cash and cash equivalents, beginning of period	16,972	13,336

Cash and cash equivalents, end of period	$25,262	$12,004

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries (collectively referred to as “Allscripts”). All significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 31, 2004, was derived from Allscripts’ audited financial statements. The quarterly financial information presented herein should be read in conjunction with Allscripts’ audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2. Revenue Recognition

Revenue from the prepackaged medications segment, from the sale of medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the provisions of Financial Accounting Standards “FAS” No. 48, “Revenue Recognition When Right of Return Exists.”

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

Certain of our customer arrangements in our information services segment encompass multiple deliverables. We account for these arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting, and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables is treated as one accounting unit and recognized on a straight-line basis over the term of the arrangement. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

In accordance with EITF issued Consensus 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred,” revenue includes reimbursable expenses charged to our clients.

As of March 31, 2005 and December 31, 2004, respectively, there was $3,300 and $2,351 of revenue earned on contracts in excess of billings, which is included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

Deferred revenue consisted of the following:

	March 31, 2005	December 31, 2004
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by the Clinical Solutions Group business included in our software and related services segment	$12,174	$9,467

Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Physicians Interactive business included in our information services segment	4,923	5,140

Total deferred revenue	$17,097	$14,607

3. Stock-Based Compensation Cost

Allscripts applies the provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). As allowed by FAS 123, Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans. Allscripts has adopted the disclosure provisions required by FAS 123.

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net income (loss) per share for the three months ended March 31, 2005 and 2004, would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$1,334	$267
Stock-based compensation cost	(2,184)	(3,871)

Pro forma net loss	($850)	($3,604)

Net income per share—basic and diluted, as reported	$0.03	$0.01

Pro forma net loss per share—basic and diluted	($0.02)	($0.09)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. FAS 123(R) replaces FAS 123, “Accounting for Stock Based Compensation,” and supersedes APB 25 “Accounting for Stock Issued to Employees.”

As originally issued by the FASB, public companies subject to Securities and Exchange Commission (“SEC”) oversight were required to implement FAS 123(R) as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. As a result of action by the SEC in April 2005, the adoption of FAS 123(R) has been delayed to the beginning of a company’s next fiscal year. Accordingly, Allscripts will adopt FAS 123(R) as of January 1, 2006. Allscripts intends to continue applying APB 25 to equity-based compensation awards until such time. At the effective date of FAS 123(R), Allscripts expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in Allscripts recognizing compensation cost based on the requirements of FAS 123(R) for all equity-based compensation awards issued on and after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the FAS 123 pro forma footnote disclosure. Allscripts estimates the non-cash compensation charge for options granted through March 31, 2005, as the result of adoption of FAS 123(R), to be in the range of $4.0 million to $5.0 million for 2006.

4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at March 31, 2005 and December 31, 2004 consist of cash and highly liquid corporate debt securities with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term and long-term marketable securities held by Allscripts are as follows:

	March 31, 2005	December 31, 2004
Cash and cash equivalents:
Cash	$11,788	$10,093
Money market funds	480	381
Corporate debt securities	12,994	6,498

	25,262	16,972
Short-term marketable securities:
U.S. government and agency debt obligations	4,545	5,991
Corporate debt securities	29,513	16,805

	34,058	22,796
Long-term marketable securities:
U.S. government and agency debt obligations	15,143	18,841
Corporate debt securities	55,923	69,630

	71,066	88,471

Total cash, cash equivalents and marketable securities	$130,386	$128,239

5. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$1,334	$267
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of taxes	(353)	4

Comprehensive income	$981	$271

The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on Allscripts’ marketable securities of $942 and $589 at March 31, 2005 and December 31, 2004, respectively.

6. Net Income Per Share

Allscripts accounts for net income per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the presentation of “basic” income per share and “diluted” income per share. Basic income per share is computed by dividing net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options.

The components of the diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2005	2004
Weighted average shares outstanding:
Basic	39,073	39,169
Effect of dilutive securities (primarily stock options)	3,098	2,700

Diluted	42,171	41,869

On September 30, 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). Effective December 15, 2004, contingently convertible debt instruments are subject to the if-converted method under FAS No. 128, “Earnings Per Share,” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,300 shares and interest expense related to the 3.5% Senior Convertible Debentures due 2024 that were issued in July 2004 would have been excluded from diluted earnings per share calculation for the three months ended March 31, 2005, as the effects were anti-dilutive.

7. Investment in Promissory Note Receivable and Minority Interest

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem, Inc. (“Medem”) and certain other investors. Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the Note Purchase Agreement, or the filing of a registration statement with the SEC for public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. As of March 31, 2005 and December 31, 2004, Allscripts had funded $1,500 and $1,050, respectively, under the Note Purchase Agreement. The note receivable balance is included in other assets on the consolidated balance sheets as of March 31, 2005 and December 31, 2004.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Note into 2,100 shares of Medem’s Series A Common Stock. In connection with the transaction described above, Allscripts entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash. In addition, pursuant to the terms of such agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600. If Allscripts converts all of its Promissory Note and exercises its option to purchase an additional interest in Medem, it will own approximately 50.4% of the voting capital of Medem and 40.5% of all of the capital stock of Medem. The total investment in the Promissory Note and Share Purchase Agreement totaled $2,000 and $1,550 as of March 31, 2005 and December 31, 2004, respectively, and has been accounted for under the cost basis of accounting and is recorded in other assets on the consolidated balance sheets.

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

Allscripts received approximately $79,612 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. The debt issuance costs of approximately $2,888 have been capitalized as an other asset and is being amortized as interest expense over five years using the effective interest method, through the first date that the holders have the option to require Allscripts to purchase the Notes. Long-term debt outstanding as of March 31, 2005 and December 31, 2004 consists solely of the principal balance on the Notes of $82,500. No amounts on the principal are due until 2024.

	March 31, 2005	December 31, 2004
3.5% Senior convertible debt	$82,500	$82,500

Current portion of long-term debt	—	—

Total long-term debt	$82,500	$82,500

Interest expense for the three months ended March 31, 2005, primarily consists of $722 in interest expense related to the Notes and $155 in debt issuance cost amortization. No interest expense was recorded during the three months ended March 31, 2004.

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

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: prepackaged medications; software and related services; and information services. The software and related services segment derives its revenue from the sale and installation of clinical software that provides point-of-care decision support solutions, document imaging solutions, transaction fees associated with the use of clinical software, and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. In addition, Allscripts records corporate selling, general, and administration expenses, amortization of intangibles, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the valuation of the financial performance of Allscripts’ operating segments. In first quarter 2005, we classified transaction revenue of $200 in software and related services as opposed to information services, as classified in 2004, due to the reporting of transactions with the software that is responsible for generating the revenue.

	For the Three Months Ended March 31,
	2005	2004
Revenue:
Prepackaged medications	$9,835	$11,184
Software and related services	14,310	8,895
Information services	2,050	3,076

Total revenue	$26,195	$23,155

Profit from operations:
Prepackaged medications	$1,597	$2,024
Software and related services	3,902	789
Information services	149	474
Unallocated corporate expenses	(4,274)	(3,330)

Income (loss) from operations	1,374	(43)
Net interest and other income (expense)	(40)	310

Income before income taxes	$1,334	$267

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Overview

Allscripts Healthcare Solutions, Inc. (“Allscripts”) is a leading provider of clinical software, connectivity and information solutions that physicians use to improve healthcare. Our business groups provide unique solutions that inform physicians, delivering just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare improving both the quality and efficiency of care. We provide clinical software applications, including electronic health record (“EHR”), e-prescribing and document imaging solutions through our Clinical Solutions Group. Additionally, we provide healthcare product education and connectivity solutions for physicians and patients through our Physicians Interactive Group and prepackaged medication fulfillment services through our Medication Services Group.

We report our financial results utilizing three business segments: software and related services segment, information services segment, and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our Clinical Solutions Group, such as TouchWorks™, TouchScript® and Impact.MD™. TouchWorks is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities. It has the functionality to handle the complexities of large physician practices. TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy. Impact.MD is an electronic document imaging and scanning solution that serves as a repository for automated patient charts, office notes, lab results, explanation of benefits (“EOBs”) and referral letters among other paper-based documents. Both Impact.MD and TouchScript can be starting points for medical groups to seamlessly transition over time to a complete EHR.

We plan to release another clinical solution product in the second quarter of 2005 called TouchChart™. It is a complete EHR solution designed specifically to meet the needs and workflow of small to mid-size physician practices, generally comprised of less than fifteen physicians.

In our information services segment, our key product offering is Physicians Interactive™ (“PI”). PI is a clinical education and information solution that links physicians with pharmaceutical companies and medical product suppliers using interactive education sessions to provide clinical product information to the physician. With the introduction of our Patients Interactive™ solution in February 2005, we now provide a clinical education and information solution that connects physicians to their patients through on-line, medication adherence and disease management programs. Patients Interactive is a solution used to educate patients about their condition and provides various on-line and off-line tools to improve patient outcomes and therapy adherence. It also serves as a solution for payers, health plans, employers and pharmaceutical companies to reach patients through the physician, as opposed to bypassing the physician in their efforts to promote disease management and medication adherence.

Finally, our prepackaged medications segment is comprised of our Medications Services Group, formerly known as Allscripts Direct™. This group provides point-of-care medication management and medical supply solutions for physicians and other healthcare providers.

The composition of our revenue for the quarter ended March 31, 2005 and the quarters ended in 2004 is as follows (unaudited):

	2005	2004
	March 31	Dec. 31	Sept. 30	June 30	March 31
Prepackaged medications	$9,835	$9,342	$11,811	$12,396	$11,184
Software and related services	14,310	14,306	10,986	9,934	8,895
Information services	2,050	2,665	2,897	3,278	3,076

Total revenue	$26,195	$26,313	$25,694	$25,608	$23,155

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Prepackaged Medications

Prepackaged medications revenue decreased by 12.1%, or $1,349, from $11,184 for the three months ended March 31, 2004 to $9,835 for the same period in 2005. The decrease reflects a reduction in the volume of prepackaged medications sold to our customer base as a result of competitive factors and trends experienced in the repackaging marketplace. In addition, the effect of the Vioxx recall announced on September 30, 2004 and the current physician concern around other COX-2 inhibitors negatively affected revenue for the three months ended March 31, 2005. This decrease in revenue was partially offset by an increase in revenue to wholesale customers from $830 for the first quarter in 2004 to $1,508 in 2005 and price increases in both brand and generic prepackaged medications due to inflationary factors.

Gross profit for prepackaged medications for the three months ended March 31, 2005 decreased by 13.1%, or $319, from $2,431 in the first quarter of 2004 to $2,112 in same period in 2005. The decrease in gross profit is directly related to the reduction in the volume of prepackaged medications sold on a year over year basis, partially offset by pricing increases for both brand and generic medications. Gross profit as a percentage of revenue was flat at approximately 22.0% for both the first quarter of 2005 and 2004.

Operating expenses for prepackaged medications for the three months ended March 31, 2005 increased by 26.5%, or $108, from $407 during the first quarter of 2004 to $515 in the same period for 2005. The increase was primarily due to an increase in headcount and salary and benefits in the sales and marketing area.

Software and Related Services

Software and related services revenue for the three months ended March 31, 2005 increased by 60.9%, or $5,415, from $8,895 in 2004 to $14,310 in 2005. The increase is due to increases in average contract size and our installed customer base, as a result of the increase in demand for our EHR solutions. In addition, the increase reflects the classification of transaction revenue of $200 in software and related services as opposed to information services, as classified in 2004, due to the reporting of transactions with the software that is responsible for generating the revenue.

Gross profit for software and related services increased by 70.6%, or $3,803, from $5,383 in the first quarter of 2004 to $9,186 in the first quarter of 2005. Gross profit as a percentage of revenue increased to 64.2% in the first quarter of 2005 from 60.5% in the same period in 2004. The increases are a result of executing on the larger size contracts signed at the end of the fourth quarter of 2004, an increase in overall customer base and add-on license sales, combined with the reduction of our costs of implementation, training, and support by realizing improved efficiencies in those processes.

Operating expenses for software and related services for the first quarter in 2005 increased by 15.0%, or $690, from $4,594 in 2004 to $5,284 in 2005. The increase in operating expenses was primarily the result of adding additional sales and marketing resources to handle the increased demand for our EHR solutions, an increase in sales commissions, an increase in research and development expenditures, and a decrease in capitalized development costs. During the first quarter of 2005 and 2004, development costs in the amount of $523 and $1,322, respectively, were capitalized pursuant to FAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Information Services

Information services revenue decreased by 33.4%, or $1,026, from $3,076 in the first quarter of 2004 to $2,050 in 2005. This decrease is due to a lower number of e-detailing programs being completed during the first quarter of 2005 compared to the same period in 2004, as well as reduced pricing on a per e-detail basis. This is primarily due to the delayed timing of several key program launches and due to a challenging sales environment that we have been experiencing since the Office of Inspector General (“OIG”) raised certain issues regarding physician marketing activities by pharmaceutical manufacturers in 2003. In addition, we classified transaction revenue of $200 from information services to software and related services in first quarter 2005, as discussed above.

Gross profit for information services for the three months ended March 31, 2005 decreased 34.8%, or $463, from $1,332 in 2004 to $869 in 2005. Gross profit as a percentage of revenue decreased from 43.3% in the first quarter of 2004 to 42.4% for the first quarter of 2005. The decrease in both gross profit and gross profit as a percentage of revenue is due to lower revenue and a lower average price per e-detail in the first quarter of 2005 compared to the corresponding period in 2004.

Operating expenses for information services for the three months ended March 31, 2005 decreased by 16.1%, or $138, from $858 in 2004 to $720 in 2005. The decrease was primarily the result of lower research and development expenditures in the information services segment.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended March 31, 2005 increased by 28.3%, or $944, from $3,330 in the first quarter of 2004 to $4,274 in the same period of 2005. The increase was due to an overall increase in corporate salaries expense due to an increase in headcount and standard salary increases and due to the first quarter of 2004 reflecting proceeds of $400 received from a legal settlement.

Interest income

Interest income for the three months ended March 31, 2005 increased $660, from $217 in 2004 to $877 in 2005. The increase is primarily related to interest income earned on the net proceeds received from the issuance of our Notes completed in July 2004. Total net proceeds received from the offering amounted to $79,612, offset by $11,250, which we used for the repurchase of approximately 1,399 shares of our common stock.

Interest expense

We incurred $907 of interest expense for the three months ended March 31, 2005, primarily related to our Notes, which were issued in July 2004. In connection with the issuance, we incurred $2,888 of debt issuance costs. The interest expense for 2005 includes amortization expense of the debt issuance costs of $155. We did not incur any interest expense or amortization of debt issuance costs in the three months ended March 31, 2004.

Income taxes

No tax provision or tax benefit for income taxes was recorded for the three months ended March 31, 2005 and 2004, due to the fact that any current period income tax liability would be offset with the net operating loss carryforward, which resulted from prior year losses.

Liquidity and Capital Resources

At March 31, 2005 and December 31, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $130,386 and $128,239, respectively. This increase of $2,147 during the first quarter of 2005 was primarily due to $2,901 in net cash provided by operations during the first quarter of 2005.

Our working capital increased by $22,177 in the first quarter of 2005, from $34,914 at December 31, 2004 to $57,091 at March 31, 2005. The increase is primarily due to the increase in cash, cash equivalents and short-term marketable securities, due to a change in the mix of our marketable securities portfolio from long-term marketable securities to short-term marketable securities to benefit from more favorable short-term interest rates during the period, as well as a result of cash provided by operating activities. At March 31, 2005, we had an accumulated deficit of $554,076 compared to $555,410 at December 31, 2004.

Operating Activities

Net cash provided by operating activities was $2,901 for the first quarter of 2005, which was primarily generated from our first quarter 2005 net income of $1,334, adjusted for cash reconciling items of $1,680, an increase in accounts receivable of $1,994, and offset by a related increase in deferred revenue of $2,490, primarily resulting from billings and services performed on larger size deals in our Clinical Solutions Group. In addition, a decrease of prepayments and other assets of $1,314, an increase in payments of accounts payable and accrued expenses totaling $2,225, primarily due to the timing of vendor payments, commission payments, annual bonus payments and an increase in revenue sharing obligation, also contributed to the net cash provided by operating activities.

Investing Activities

Net cash provided by investing activities was $3,298 for the first quarter of 2005. This was the result of $5,778 in net purchases and maturities of marketable securities, offset by payments of $437 in capital expenditures, $982 in purchase price holdback payments related to our Advanced Imaging Concept, Inc. (AIC) acquisition, $450 of additional investment in Medem, and $611 in total capitalized software development costs.

Financing Activities

Net cash provided by financing activities was $2,091 for the first quarter of 2005, which was primarily due to proceeds from the exercise of stock options of $3,623 during the first quarter, offset by our first interest payment of $1,516 on our Notes.

Future Capital Requirements

Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $2,888 in interest payments on our Notes, fund capital expenditures in the range of $2,500 to $4,000, fund the remaining $600 under the Medem Promissory Note, and fund the remaining $818 related to the AIC acquisition holdback provision.

We believe that our cash flow from operations in 2005 and our cash, cash equivalents and marketable securities of $130,386 as of March 31, 2005 will be sufficient to meet the anticipated cash needs of our current business for the next twelve months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Beyond 5 Years
Contractual obligations:
3.5% Notes	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Notes	55,584	1,444	5,776	5,776	42,588
Non-cancelable operating leases	6,938	1,050	2,393	1,730	1,765
Acquisition payment obligation	818	818	—	—	—
Obligation under the Promissory Note Purchase Agreement	600	600	—	—	—
Non-cancelable capital leases	92	53	39	—	—

Total contractual obligations	$146,532	$3,965	$8,208	$7,506	$126,853

In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events (see Note 8 to the Consolidated Financial Statements).

At the end of 2004, we reduced our Libertyville facilities by approximately 18,000 square feet and moved our corporate headquarters to a new location in downtown Chicago. The majority of our operations remain at the Libertyville location. The new corporate facility lease consists of a ten-year lease for approximately 13,000 square feet.

Our acquisition payment obligation consists of $818 as of March 31, 2005. The original AIC acquisition holdback provision amounted to $1,800. In first quarter 2005, we paid $982 of the holdback provision and paid the remaining $818 during the second quarter of 2005.

In August 2004, we entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem in the aggregate principal amount of $2,100 under which Medem may borrow up to $2,100. We have funded $1,500 under the Note Purchase Agreement as of March 31, 2005 (see Note 7 to the Consolidated Financial Statements).

A full discussion of all critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of March 31, 2005, we had cash, cash equivalents and marketable securities in financial instruments of $130,386. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2005, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,304.

Item 4. Controls and Procedures

As of March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2005, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Registrant)

By:	/s/ William J. Davis
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 9, 2005

Index to Exhibits

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000

2.2	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.)	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.)	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.)	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.)	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

4.1	Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

10.1†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.2†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Glen E. Tullman	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.3†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.4	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.5†	Employment Agreement, dated as of October 8, 2002, between Allscripts Healthcare Solutions, Inc. and William J. Davis	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.6†	Amendment, effective January 1, 2005, to Employment Agreement dated as of October 8, 2002 between Allscripts, LLC and William J. Davis	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.7†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Joseph E. Carey	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.8†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.9†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Scott Leisher	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.10†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Scott Leisher	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.11	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed Herewith

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to the Commission’s grant of confidential treatment.