Form 10-Q
period 2005-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2005-08-05
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 41,645,594 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,779	$16,972
Marketable securities	44,814	22,796
Accounts receivable, net of allowances of $2,730 and $3,010 at June 30, 2005 and December 31, 2004, respectively	23,323	21,382
Other receivables	671	627
Inventories	1,929	2,372
Prepaid expenses and other current assets	3,733	3,571

Total current assets	111,249	67,720
Long-term marketable securities	53,286	88,471
Fixed assets, net	2,482	2,366
Software development costs, net	6,181	6,270
Intangible assets, net	9,993	10,833
Goodwill	13,760	13,713
Other assets	5,349	4,804

Total assets	$202,300	$194,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,693	$5,981
Accrued expenses	10,889	9,568
Accrued compensation	1,899	2,650
Deferred revenue	14,444	14,607

Total current liabilities	31,925	32,806
Other liabilities	348	178
Long-term debt	82,500	82,500

Total liabilities	114,773	115,484
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 41,549 and 40,114 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	415	401
Less treasury stock:
$0.01 par value, 1,399 shares at June 30, 2005 and December 31, 2004	(11,250)	(11,250)
Additional paid-in-capital	651,108	645,541
Accumulated deficit	(552,043)	(555,410)
Accumulated other comprehensive loss	(703)	(589)

Total stockholders’ equity	87,527	78,693

Total liabilities and stockholders’ equity	$202,300	$194,177

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Revenue:
Prepackaged medications	$11,489	$12,396	$21,324	$23,580
Software and related services	16,145	9,934	30,455	18,829
Information services	1,900	3,278	3,950	6,354

Total revenue	29,534	25,608	55,729	48,763

Cost of revenue:
Prepackaged medications	9,697	10,054	17,420	18,807
Software and related services	5,231	3,611	10,485	7,123
Information services	725	1,854	1,776	3,598

Total cost of revenue	15,653	15,519	29,681	29,528

Gross profit	13,881	10,089	26,048	19,235

Selling, general and administrative expenses	11,458	9,103	21,815	17,863
Amortization of intangible assets	436	445	872	874

Income from operations	1,987	541	3,361	498

Interest income	957	220	1,834	437
Interest expense	(898)	—	(1,805)	—
Other income (expense), net	(13)	(65)	(23)	28

Income before income taxes	2,033	696	3,367	963
Provision for income tax	—	—	—	—

Net income	$2,033	$696	$3,367	$963

Net income per share—basic	$0.05	$0.02	$0.09	$0.02

Net income per share—diluted	$0.05	$0.02	$0.08	$0.02

Weighted-average shares of common stock outstanding used in computing basic net income per share	39,824	39,469	39,451	39,319

Weighted-average shares of common stock outstanding used in computing diluted net income per share	43,144	42,431	42,585	42,113

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$3,367	$963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,125	2,422
Realized (gain) loss on investments	23	(72)
Provision for doubtful accounts	430	(123)
Changes in operating assets and liabilities:
Accounts receivable	(2,358)	(570)
Other receivables	(44)	(76)
Inventories	443	584
Prepaid expenses and other assets	76	1,362
Accounts payable	(1,288)	(452)
Accrued expenses	3,052	15
Accrued compensation	(751)	(563)
Deferred revenue	(163)	1,459
Other liabilities	170	(41)

Net cash provided by operating activities	6,082	4,908

Cash flows from investing activities:
Capital expenditures	(833)	(782)
Purchase of marketable securities	(6,525)	(19,135)
Maturities of marketable securities	19,543	20,504
Payments for acquisitions	(1,763)	(139)
Investment in promissory note receivable	(900)	—
Capitalized software and website development costs	(1,363)	(2,473)

Net cash provided by (used in) investing activities	8,159	(2,025)

Cash flows from financing activities:
Payments of capital lease obligations	(15)	(5)
Proceeds from exercise of stock options	5,581	2,125

Net cash provided by financing activities	5,566	2,120

Net increase in cash and cash equivalents	19,807	5,003
Cash and cash equivalents, beginning of period	16,972	13,336

Cash and cash equivalents, end of period	$36,779	$18,339

Supplemental disclosure of cash flow information:
Payment of interest on long-term debt	$1,516	$—

Payment of state income taxes	$36	$7

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries (collectively referred to as “Allscripts”). All significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 31, 2004 was derived from Allscripts’ audited financial statements. The quarterly financial information presented herein should be read in conjunction with Allscripts’ audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. This includes the reclassification of the $1,516 payment of interest on long-term debt, which was recorded under financing activities in the consolidated statements of cash flows in the Form 10-Q for the quarter ended March 31, 2005. We have reclassified the payment of interest on the long-term debt to be appropriately included in cash provided by operating activities for the consolidated statements of cash flows included in this Form 10-Q. This reclassification has no effect on reported net income or earnings per share for all periods affected by the reclassification.

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

As of June 30, 2005 and December 31, 2004, there were $3,721 and $2,351, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

Deferred revenue consisted of the following:

	June 30, 2005	December 31, 2004
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by the Clinical Solutions Group business included in our software and related services segment	$10,370	$9,467
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Physicians Interactive business included in our information services segment	4,074	5,140

Total deferred revenue	$14,444	$14,607

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

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net income (loss) per share for the three and six months ended June 30, 2005 and 2004, would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,033	$696	$3,367	$963
Stock-based compensation cost	(2,088)	(4,379)	(4,272)	(8,233)

Pro forma net loss	($55)	($3,683)	($905)	($7,270)

Net income per share—basic, as reported	$0.05	$0.02	$0.09	$0.02

Net income per share—diluted, as reported	$0.05	$0.02	$0.08	$0.02

Pro forma net loss per share—basic and diluted	($0.00)	($0.09)	($0.02)	($0.19)

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

As originally issued by the FASB, public companies subject to Securities and Exchange Commission (“SEC”) oversight were required to implement FAS 123(R) as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. As a result of action by the SEC in April 2005, the adoption of FAS 123(R) has been delayed to the beginning of a company’s next fiscal year. Accordingly, Allscripts will adopt FAS 123(R) as of January 1, 2006. Allscripts intends to continue applying APB 25 to equity-based compensation awards until such time. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the FAS 123 pro forma footnote disclosure. Allscripts estimates the non-cash compensation charge for options granted through June 30, 2005, as the result of adoption of FAS 123(R), to be in the range of $4.0 million to $5.0 million for 2006 and $0.5 million to $1.0 million for 2007.

FAS 123(R) allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have not yet determined which transition methodology we will use when we adopt FAS 123(R).

4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at June 30, 2005 and December 31, 2004 consist of cash and highly liquid corporate debt securities with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term and long-term marketable securities held by Allscripts are as follows:

	June 30, 2005	December 31, 2004
Cash and cash equivalents:
Cash	$15,258	$10,093
Money market funds	150	381
Corporate debt securities	21,371	6,498

	36,779	16,972
Short-term marketable securities:
U.S. government and agency debt obligations	4,555	5,991
Corporate debt securities	40,259	16,805

	44,814	22,796
Long-term marketable securities:
U.S. government and agency debt obligations	14,422	18,841
Corporate debt securities	38,864	69,630

	53,286	88,471

Total cash, cash equivalents and marketable securities	$134,879	$128,239

5. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,033	$696	$3,367	$963
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of taxes	241	(362)	(114)	(358)

Comprehensive income	$2,274	$334	$3,253	$605

The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on Allscripts’ marketable securities. The components of net unrealized gain (loss) on marketable securities is as follows:

	June 30, 2005	December 31, 2004
Short-term marketable securities:
Gross unrealized gains	$5	$2
Gross unrealized losses	(200)	(60)

Net unrealized losses	(195)	(58)

Long-term marketable securities:
Gross unrealized gains	6	7
Gross unrealized losses	(514)	(538)

Net unrealized losses	(508)	(531)

Total net unrealized loss on marketable securities	$(703)	$(589)

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

The components of the diluted weighted average common shares outstanding are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding:
Basic	39,824	39,469	39,451	39,319
Effect of dilutive securities	3,320	2,962	3,134	2,794

Diluted	43,144	42,431	42,585	42,113

On September 30, 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). Effective December 15, 2004, contingently convertible debt instruments are subject to the if-converted method under FAS No. 128, “Earnings Per Share,” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,300 shares and interest expense related to the 3.5% Senior Convertible Debentures due 2024 that were issued in July 2004 were excluded from diluted earnings per share calculation for the three and six months ended June 30, 2005, as the effects were anti-dilutive.

7. Investment in Promissory Note Receivable and Minority Interest

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem, Inc. (“Medem”) and certain other investors. Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the Note Purchase Agreement, or the filing of a registration statement with the SEC for public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. As of June 30, 2005 and December 31, 2004, Allscripts had funded $1,950 and $1,050, respectively, under the Note Purchase Agreement. The Promissory Note receivable balance is included in other assets on the consolidated balance sheets as of June 30, 2005 and December 31, 2004.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Note into 2,100 shares of Medem’s Series A Common Stock. In connection with the transaction described above, Allscripts entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash and is recorded in other assets on the consolidated balance sheets. In addition, pursuant to the terms of such agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600. If Allscripts converts all of its Promissory Note and exercises its option to purchase an additional interest in Medem, it will own approximately 50.4% of the voting capital of Medem and 40.5% of all of the capital stock of Medem. The total investment in the Promissory Note and Share Purchase Agreement totaled $2,340 and $1,550 as of June 30, 2005 and December 31, 2004, respectively, and has been accounted for under the cost basis of accounting.

8. Long-Term Debt

In July 2004, Allscripts completed a private placement of $82,500 of 3.5% Senior Convertible Debentures due 2024 (“Notes”). These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

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

Allscripts received approximately $79,612 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. The debt issuance costs of approximately $2,888 have been capitalized as an other asset and are being amortized as interest expense over five years using the effective interest method, through the first date that the holders have the option to require Allscripts to purchase the Notes. Long-term debt outstanding as of June 30, 2005 and December 31, 2004 consists solely of the principal balance on the Notes of $82,500. No amounts on the principal are due until 2024.

	June 30, 2005	December 31, 2004
3.5% Senior convertible debt	$82,500	$82,500

Current portion of long-term debt	—	—

Total long-term debt	$82,500	$82,500

For the three months ended June 30, 2005, interest expense consists primarily of $722 in interest expense related to the Notes and $155 in debt issuance cost amortization. For the six months ended June 30, 2005, interest expense consists primarily of $1,444 in interest expense related to the Notes and $310 in debt issuance cost amortization. No interest expense was recorded during the three and six months ended June 30, 2004.

The Notes became convertible on July 1, 2005, by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.63 for twenty consecutive days in the period beginning May 19, 2005 and ending on June 30, 2005. Such conversion option ends on September 30, 2005.

9. Related Party Transactions

During the first half of 2005, Allscripts entered into several contracts with Medem for its Interactive Health Record product (“iHealthRecord”) that resulted in an obligation to Medem of approximately $134 as of June 30, 2005. Allscripts recorded revenue of $30 and costs of $16 in its software and related services segment related to sales of the iHealthRecord. In addition, during the first half of 2005, Allscripts funded Medem $900 under the Note Purchase Agreement (see Note 7).

During the second quarter of 2005, Allscripts entered into a service contract with an email marketing software solutions company, of which one of our Board members serves as Chairman of the Board. The total amount of the obligation under the contract is $69. During the first half of 2005, Allscripts paid $21 under such service contract.

10. Business Segments

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

Allscripts currently organizes its business around groups of similar products, which results in three segments being reported: prepackaged medications; software and related services; and information services. The software and related services segment derives its revenue from the sale and installation of clinical software that provides point-of-care decision support solutions, document imaging solutions, transaction fees associated with the use of clinical software, and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. In addition, Allscripts records corporate selling, general, and administration expenses, amortization of acquired intangibles, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the reporting of the financial performance of Allscripts’ operating segments. We classified transaction revenue of $221 and $421 and related costs of $143 and $273 for the three and six months ended June 30, 2005, respectively, in software and related services as opposed to information services, as classified in 2004, due to the reporting of transactions with the software that is responsible for generating the revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Prepackaged medications	$11,489	$12,396	$21,324	$23,580
Software and related services	16,145	9,934	30,455	18,829
Information services	1,900	3,278	3,950	6,354

Total revenue	$29,534	$25,608	$55,729	$48,763

Income from operations:
Prepackaged medications	$1,304	$1,897	$2,901	$3,921
Software and related services	4,541	1,464	8,313	2,253
Information services	568	648	847	1,122
Unallocated corporate expenses	(4,426)	(3,468)	(8,700)	(6,798)

Income from operations	1,987	541	3,361	498
Net interest and other income, net	46	155	6	465

Income before income taxes	$2,033	$696	$3,367	$963

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Overview

Allscripts Healthcare Solutions, Inc. (“Allscripts”) is a leading provider of clinical software, connectivity and information solutions that physicians rely upon to improve the quality of healthcare. Our business groups provide unique solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare improving both the quality and efficiency of care. We provide clinical software applications, including electronic health record (“EHR”), e-prescribing and document imaging solutions through our Clinical Solutions Group. Additionally, we provide clinical education and information solutions for physicians and patients through our Physicians Interactive Group, along with physician-patient connectivity solutions through our partnership with Medem, Inc. (“Medem”). We also provide prepackaged medication fulfillment services through our Medication Services Group.

We report our financial results utilizing three business segments: software and related services segment; information services segment; and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our Clinical Solutions Group, such as TouchWorks™, TouchChart™, TouchScript® and Impact.MD™. TouchWorks is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities. It has the functionality to handle the complexities of large physician practices. TouchChart is an EHR solution designed to meet the needs and workflow of small to mid-size physician practices. TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy. Impact.MD is an electronic document imaging and scanning solution that serves as a repository for automated patient charts, office notes, lab results, explanation of benefits (“EOBs”) and referral letters among other paper-based documents. Both Impact.MD and TouchScript are starting points for medical groups to seamlessly transition over time to a complete EHR.

In our information services segment, our key product offering is Physicians Interactive™ (“PI”). PI is a clinical education and information solution that links physicians with pharmaceutical, biotech and medical device companies using interactive product educational sessions that promote more informed decision-making, increased efficiency, and ultimately higher quality patient care. With the introduction of our Patients Interactive™ solution in February 2005, we now provide a solution that transforms the way medication adherence and disease management programs are delivered. Patients Interactive places physicians at the heart of the solution and educates patients about their condition, while providing online and offline tools to help improve patient outcomes. Through our partnership with Medem, our Patients Interactive and TouchWorks solutions provide physicians and patients with a tool for secure online consultations, automated disease management services and personal health records.

Finally, our prepackaged medications segment is comprised of our Medications Services Group, formerly known as Allscripts Direct™. This group provides point-of-care medication management and medical supply solutions for physicians and other healthcare providers.

The composition of our revenue on a quarterly basis in the first half of 2005 and in 2004 is as follows (unaudited):

	2005		2004
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Prepackaged medications	$11,489	$9,835	$9,342	$11,811	$12,396	$11,184
Software and related services	16,145	14,310	14,306	10,986	9,934	8,895
Information services	1,900	2,050	2,665	2,897	3,278	3,076

Total revenue	$29,534	$26,195	$26,313	$25,694	$25,608	$23,155

Cost of revenue for the prepackaged medications segment consists primarily of the cost of the medications, cost of salaries, bonuses and benefits for repackaging personnel, shipping costs, repackaging facility costs and other costs. Cost of revenue for the software and related services segment consists primarily of salaries, bonuses and benefits of our billable professionals, third party software costs, hardware costs, capitalized software amortization and other direct engagement costs. Cost of revenue for the information services segment consists primarily of salaries, bonuses and benefits of our program management and program development personnel, third-party program development costs, costs to recruit physicians and other program management costs.

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

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Prepackaged Medications

Prepackaged medications revenue decreased by 7.3%, or $907, from $12,396 for the three months ended June 30, 2004, to $11,489 for the same period in 2005. Prepackaged medications revenue decreased by 9.6%, or $2,256, from $23,580 for the six months ended June 30, 2004, to $21,324 for the same period in 2005. The decrease in revenue for both periods reflects a reduction in the volume of prepackaged medications sold to our customer base as a result of competitive factors and trends experienced in the repackaging marketplace. In addition, the effect of the Vioxx recall announced on September 30, 2004 and the current physician concern around other COX-2 inhibitors negatively affected revenue for the three and six months ended June 30, 2005. This decrease in revenue was partially offset by price increases in brand prepackaged medications due to inflationary factors and an increase in revenue to wholesale customers from $2,423 in the second quarter of 2004 to $3,532 in the second quarter of 2005, and from $3,253 in the first half of 2004 to $5,040 in the first half of 2005.

Gross profit for prepackaged medications for the three months ended June 30, 2005 decreased $550, from $2,342 in the second quarter of 2004 to $1,792 in the same period of 2005. Gross profit for prepackaged medications for the six months ended June 30, 2005 decreased $869, from $4,773 in 2004 to $3,904 in the same period of 2005. Gross profit as a percentage of revenue decreased to 15.6% in the second quarter of 2005 from 18.9% in the same period of 2004. For the first half of 2005, gross profit as a percentage of revenue decreased to 18.3% in 2005 from 20.2% in 2004. The decrease in both gross profit and gross profit as a percentage of revenue for both periods is related to an overall reduction in the volume of prepackaged medications sold on a year over year basis, and due to an increase in lower margin revenue to wholesale customers, partially offset by pricing increases in brand medications.

Operating expenses for prepackaged medications for the three months ended June 30, 2005 increased by 9.7%, or $43, from $445 during the second quarter of 2004 to $488 in the same period of 2005. Operating expenses for prepackaged medications for the six months ended June 30, 2005 increased 17.7%, or $151, from $852 in the first half of 2004 to $1,003 in the first half of 2005. The increase in both periods was primarily due to an increase in headcount and related salary and benefits in sales and marketing.

Software and Related Services

Software and related services revenue for the three months ended June 30, 2005 increased by 62.5%, or $6,211, from $9,934 in 2004 to $16,145 in 2005. Software and related services revenue for the six months ended June 30, 2005 increased by 61.7%, or $11,626, from $18,829 in the first half of 2004 to $30,455 in the same period of 2005. The increase in both periods is due to an increase in our installed customer base, a slight increase in revenue from existing customers converting their subscriptions into licenses, and due to existing customers purchasing additional licenses to resell our software to local and regional small physician groups and to implement our software at additional internal sites. In addition, the increase in revenue reflects the classification of transaction revenue in software and related services as opposed to information services, as was classified in 2004, due to the reporting of transactions with the software that is responsible for generating the revenue.

Gross profit for software and related services increased by $4,591, from $6,323 in the second quarter of 2004 to $10,914 in the second quarter of 2005. Gross profit for software and related services increased $8,264, from $11,706 in the first half of 2004 to $19,970 in the same period of 2005. Gross profit as a percentage of revenue increased to 67.6% in the second quarter of 2005 from 63.7% in the same period of 2004. Gross profit as a percentage of revenue increased to 65.6% in the first half of 2005 from 62.2% in the same period of 2004. The increase in both gross profit and gross profit as a percentage of revenue for both periods in 2005 is a result of an increase in the overall customer base and add-on license sales, combined with the reduction of our costs of implementation, training, and royalties as a percent of revenue. In addition, the improvement in gross margins during 2005 reflects an increase in the number of customers converting subscription contracts to licenses and the recognition of higher margin revenue associated with add-on license sales to existing customers, including licenses purchased by such customers, for resale to external local and regional physician groups.

Operating expenses for software and related services for the three months ended June 30, 2005 increased by 31.2%, or $1,514, from $4,859 in 2004 to $6,373 in 2005. Operating expenses for software and related services for the six months ended June 30, 2005 increased by 23.3%, or $2,204, from $9,453 in 2004 to $11,657 in 2005. The increase for both periods was primarily the result of adding additional sales and marketing resources, an increase in commission expense and bad debt expense, an increase in research and development costs, combined with a decrease in capitalized development costs. During the six months ended June 30, 2005 and 2004, development costs in the amount of $1,145 and $2,210, respectively, were capitalized pursuant to FAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Information Services

Information services revenue decreased by 42.0%, or $1,378, from $3,278 in the second quarter of 2004 to $1,900 in the same period of 2005. Information services revenue decreased by 37.8%, or $2,404, from $6,354 in the first half of 2004 to $3,950 in the first half of 2005. The decrease in both periods is due to a decline in the number of e-detailing programs completed during 2005 compared to 2004, offset by the recognition of additional program early termination fees. The decrease in e-details in 2005 is primarily driven by the delayed timing of several key program launches and, in some cases, due to customer cancellations of second and third program sessions of a contract. In addition, the decrease reflects the classification of transaction revenue in software and related services as opposed to information services, as discussed above.

Gross profit for information services decreased 17.5%, or $249, from $1,424 in the second quarter of 2004 to $1,175 in the second quarter of 2005. Gross profit for information services decreased 21.1%, or $582, from $2,756 in the first half of 2004 to $2,174 in the first half of 2005. The decrease in gross profit for both periods is due to a lower number of e-detailing programs completed in the first half of 2005 compared to the corresponding period in 2004. Gross profit as a percentage of revenue increased for both periods. Gross profit as a percentage of revenue was 61.8% for the second quarter of 2005 compared to 43.4% in the second quarter of 2004. Gross profit as a percentage of revenue was 55.0% in the first half of 2005 compared to 43.4% in the first half of 2004. The increase in gross profit as a percentage of revenue for both periods is primarily due to the recognition of additional program early termination fees in the second quarter of 2005 and due to lower certificate reward redemption rate estimates based on historical experience.

Operating expenses for information services for the three months ended June 30, 2005 decreased by 21.8%, or $169, from $776 in 2004 to $607 in 2005. Operating expenses for information services for the first half of 2005 decreased by 18.8%, or $307, from $1,634 in 2004 to $1,327 for the same period in 2005. The decrease for both periods was primarily the result of lower research and development expenditures in the information services segment.

Unallocated Corporate Expenses

Unallocated corporate expenses for the second quarter of 2005 increased by 27.6%, or $958, from $3,468 in 2004 to $4,426 in the same period of 2005. Unallocated corporate expenses for the six months ended June 30, 2005 increased by 28.0%, or $1,902, from $6,798 in 2004 to $8,700 for the same period in 2005. The increase for both periods was due to an overall increase in corporate salary expense due to higher headcount and standard salary increases, as well as higher marketing expense. In addition, 2004 results reflect a $400 legal settlement received in first quarter of 2004, which was offset against corporate expenses.

Interest income

Interest income for the three months ended June 30, 2005 increased $737, from $220 in 2004 to $957 in 2005. Interest income for the six months ended June 30, 2005 increased $1,397, from $437 in 2004 to $1,834 in 2005. The increase in both periods is primarily related to interest income earned on the net proceeds received from the issuance of our Notes completed in July 2004. Total net proceeds received from the offering amounted to $79,612, offset by $11,250, which we used for the repurchase of approximately 1,399 shares of our common stock.

Interest expense

We incurred $898 and $1,805 of interest expense for the three and six months ended June 30, 2005, respectively, primarily related to our Notes, which were issued in July 2004. In connection with the issuance, we incurred $2,888 of debt issuance costs. The interest expense for 2005 includes amortization expense of the debt issuance costs of $155 and $310 for the three and six months ended June 30, 2005, respectively. We did not incur any interest expense or amortization of debt issuance costs in the three and six months ended June 30, 2004.

Income taxes

No tax provision or tax benefit for income taxes was recorded for the three and six months ended June 30, 2005 and 2004, due to the fact that any current period income tax liability is expected to be offset with the net operating loss carryforward, which resulted from prior year losses.

Liquidity and Capital Resources

At June 30, 2005 and December 31, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $134,879 and $128,239, respectively. The increase of $6,640 during the first six months of 2005 was primarily due to $6,082 in net cash provided by operations during the first half of 2005 and $5,581 of proceeds received from the exercise of stock options, partially offset by the payment of $1,763 in purchase price holdback to AIC, $900 in additional funding to Medem, $1,363 in capitalized software and website development costs, and $833 in capital expenditures.

Net cash provided by operating activities was $6,082 for the first half of 2005, which was primarily due to net income of $3,367, adjusted for non-cash reconciling items of $3,578, a net increase in accounts payable and accrued liabilities of $1,013, which includes the $1,516 payment of interest on our Notes in the first quarter of 2005, offset by an increase in accounts receivable of $2,358 as a result of higher sales volume experienced during the six months ended June 30, 2005 compared to the same period in 2004.

Our working capital increased by $44,410 in the six months ended June 30, 2005, from $34,914 at December 31, 2004 to $79,324 at June 30, 2005. The increase is mainly due to an increase in our cash, cash equivalents, and short-term marketable securities as a result of positive cash inflow from operating activities, as well as a change in the mix of our marketable securities portfolio from long-term marketable securities to short-term marketable securities to benefit from more favorable short-term interest rates during the period. At June 30, 2005, we had an accumulated deficit of $552,043 compared to $555,410 at December 31, 2004.

Future Capital Requirements

Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $2,888 in interest payments on our Notes, and fund capital expenditures in the range of $2,500 to $5,000.

We believe that our cash flow from operations in 2005 and our cash, cash equivalents and marketable securities of $134,879 as of June 30, 2005 will be sufficient to meet the anticipated cash needs of our current business for the next twelve months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Beyond 5 Years
Contractual obligations:
3.5% Notes	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Notes	55,584	1,444	5,776	5,776	42,588
Non-cancelable operating leases	6,599	711	2,393	1,730	1,765
Acquisition payment obligation	84	84	—	—	—
Obligation under the Promissory Note Purchase Agreement	150	150	—	—	—
Non-cancelable capital leases	74	35	39	—	—

Total contractual obligations	$144,991	$2,424	$8,208	$7,506	$126,853

In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. In January 2005, we made our first interest payment of $1,516 on our Notes. These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events (see Note 8 to the Consolidated Financial Statements). The Notes became convertible on July 1, 2005, by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.63 for twenty consecutive days in the period beginning May 19, 2005 and ending on June 30, 2005. Such conversion option ends on September 30, 2005. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

At the end of 2004, we reduced our Libertyville facilities by approximately 18,000 square feet and moved our corporate headquarters to a new location in downtown Chicago. The majority of our operations remain at the Libertyville location. The new corporate facility lease consists of a ten-year lease for approximately 13,000 square feet.

Our acquisition payment obligation consists of $84 as of June 30, 2005. The original AIC acquisition holdback provision amounted to $1,800. In the first half of 2005, we paid $1,763 of the holdback provision, which included $47 of accrued interest. The remaining payment of $84 will occur upon the receipt of the required acknowledgement from the AIC stockholders.

In August 2004, we entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem in the aggregate principal amount of $2,100 under which Medem may borrow up to $2,100. We have funded $1,950 under the Note Purchase Agreement as of June 30, 2005 (see Note 7 to the Consolidated Financial Statements). Subsequently in July 2005, we funded the remaining $150 to Medem.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and, accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of June 30, 2005, we had cash, cash equivalents and marketable securities in financial instruments of $134,879. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2005, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,349.

Item 4. Controls and Procedures

As of June 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2005, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At Allscripts’ Annual Meeting of Stockholders held on June 9, 2005, the stockholders (1) elected Glen E. Tullman and M. Fazle Husain as directors of Allscripts to hold office until the 2008 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); (2) approved an amendment to the Allscripts’ Amended and Restated 1993 Stock Incentive Plan; and (3) ratified the appointment of Grant Thornton LLP as Allscripts’ independent accountants. The votes were as follows:

	Votes for	Votes against	Withheld/Abstain
(1) Election of directors:
Glen E. Tullman	35,754,983	—	1,467,393
M. Fazle Husain	33,795,739	—	3,426,637
(2) Amendment to the Allscripts Amended and Restated 1993 Stock Incentive Plan	19,450,504	8,499,926	37,567
(3) Ratification of the appointment of Grant Thornton LLP	37,184,528	30,094	7,754

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

Date: August 5, 2005

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