Form 10-Q
period 2005-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2005-11-04
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

1-800-654-0889

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were 42,189,462 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,719	$16,972
Marketable securities	56,907	22,796
Accounts receivable, net of allowances of $2,627 and $3,010 at September 30, 2005 and December 31, 2004, respectively	26,765	21,382
Other receivables	565	627
Inventories	1,935	2,372
Prepaid expenses and other current assets	4,889	3,571

Total current assets	128,780	67,720

Long-term marketable securities	41,447	88,471
Fixed assets, net	2,597	2,366
Software development costs, net	6,423	6,270
Intangible assets, net	9,572	10,833
Goodwill	13,760	13,713
Other assets	5,307	4,804

Total assets	$207,886	$194,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,915	$5,981
Accrued expenses	10,042	9,568
Accrued compensation	1,112	2,650
Deferred revenue	15,103	14,607

Total current liabilities	31,172	32,806

Other liabilities	359	178
Long-term debt	82,500	82,500

Total liabilities	114,031	115,484
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 42,166 and 40,114 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	422	401
Less treasury stock:
$0.01 par value, 1,399 shares at September 30, 2005 and December 31, 2004	(11,250)	(11,250)
Additional paid-in-capital	654,980	645,541
Accumulated deficit	(549,103)	(555,410)
Deferred stock-based compensation	(414)	—
Accumulated other comprehensive loss	(780)	(589)

Total stockholders’ equity	93,855	78,693

Total liabilities and stockholders’ equity	$207,886	$194,177

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Revenue:
Prepackaged medications	$11,496	$11,811	$32,820	$35,391
Software and related services	16,462	10,986	46,917	29,815
Information services	2,680	2,897	6,630	9,251

Total revenue	30,638	25,694	86,367	74,457

Cost of revenue:
Prepackaged medications	9,753	9,621	27,173	28,427
Software and related services	6,114	3,581	16,599	10,704
Information services	1,511	1,415	3,287	5,014

Total cost of revenue	17,378	14,617	47,059	44,145

Gross profit	13,260	11,077	39,308	30,312

Selling, general and administrative expenses	10,025	9,453	31,840	27,316
Amortization of intangible assets	436	437	1,308	1,311

Income from operations	2,799	1,187	6,160	1,685

Interest income	1,064	436	2,898	873
Interest expense	(880)	(833)	(2,636)	(833)
Other income (expense), net	(43)	(48)	(115)	(20)

Income before income taxes	2,940	742	6,307	1,705
Provision for income tax	—	—	—	—

Net income	$2,940	$742	$6,307	$1,705

Net income per share—basic	$0.07	$0.02	$0.16	$0.04

Net income per share—diluted	$0.07	$0.02	$0.15	$0.04

Weighted-average shares of common stock outstanding used in computing basic net income per share	40,895	38,803	39,938	39,146

Weighted-average shares of common stock outstanding used in computing diluted net income per share	44,223	41,164	43,003	41,760

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$6,307	$1,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,782	3,567
Stock-based compensation expense	46	—
Realized (gain) loss on investments	43	(49)
Provision for doubtful accounts	351	175
Changes in operating assets and liabilities:
Accounts receivable	(5,722)	(2,425)
Other receivables	62	(159)
Inventories	437	836
Prepaid expenses and other assets	(945)	673
Accounts payable	(1,066)	656
Accrued expenses	2,224	1,090
Accrued compensation	(1,538)	(407)
Accrued restructuring and other charges	—	(104)
Deferred revenue	496	2,800
Other liabilities	197	(68)

Net cash provided by operating activities	5,674	8,290

Cash flows from investing activities:
Capital expenditures	(1,352)	(1,105)
Purchase of marketable securities	(19,471)	(60,911)
Maturities of marketable securities	32,139	21,393
Payments for acquisitions	(1,763)	(139)
Investment in promissory note receivable and minority interest	(1,050)	(1,100)
Capitalized software and website development costs	(2,379)	(3,407)

Net cash provided by (used in) investing activities	6,124	(45,269)

Cash flows from financing activities:
Payments of capital lease obligations	(49)	(28)
Debt issuance costs	—	(2,848)
Issuance of convertible debt	—	82,500
Purchase of treasury stock	—	(11,250)
Proceeds from exercise of stock options	8,998	2,597

Net cash provided by financing activities	8,949	70,971

Net increase in cash and cash equivalents	20,747	33,992
Cash and cash equivalents, beginning of period	16,972	13,336

Cash and cash equivalents, end of period	$37,719	$47,328

Supplemental disclosure of cash flow information:
Payment of interest on long-term debt	$2,960	$—

Payment of state income taxes	$36	$7

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries (collectively referred to as “Allscripts”). All intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 31, 2004 was derived from Allscripts’ audited financial statements. The quarterly financial information presented herein should be read in conjunction with Allscripts’ audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The unaudited interim consolidated financial statements have been prepared on a basis consistent with those consolidated financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year.

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

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts.” Allscripts recognizes revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable.

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

As of September 30, 2005 and December 31, 2004, there were $3,951 and $2,351, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms.

Deferred revenue consisted of the following:

	September 30, 2005	December 31, 2004
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by the Clinical Solutions Group business included in our software and related services segment	$11,668	$9,467
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Physicians Interactive business included in our information services segment	3,435	5,140

Total deferred revenue	$15,103	$14,607

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

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of equity-based compensation awards granted, reported net income per share for the three and nine months ended September 30, 2005 and 2004, would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$2,940	$742	$6,307	$1,705
Stock-based compensation cost included in net income, as reported	40	—	46	—
Stock-based compensation cost	(1,769)	(3,537)	(6,203)	(11,807)

Pro forma net income (loss)	$1,211	($2,795)	$150	($10,102)

Net income per share—basic, as reported	$0.07	$0.02	$0.16	$0.04

Net income per share—diluted, as reported	$0.07	$0.02	$0.15	$0.04

Pro forma net income (loss) per share—basic and diluted	$0.03	($0.07)	$0.00	($0.26)

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

Allscripts will adopt FAS 123(R) as of January 1, 2006. Allscripts intends to continue applying APB 25 to equity-based compensation awards until such time. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the FAS

123 pro forma footnote disclosure. For equity-based compensation awards granted through September 30, 2005, Allscripts estimates the non-cash compensation charge as the result of adopting FAS 123(R) to be in the range of $4.0 million to $5.0 million for 2006. After studying the potential impact of FAS 123(R), Allscripts is evaluating the possibility of accelerating the vesting of certain options that are expected to vest in 2006 and in the early part of 2007. Such acceleration would result in a non-cash, non-recurring compensation charge in the range of $750 to $900 in the fourth quarter of 2005. The benefit of accelerating the options would be a reduction in stock-based compensation expense in 2006 of approximately $3.5 million to approximately $4.0 million by such acceleration. If Allscripts proceeds with this acceleration, it would require approval from its Board of Directors.

FAS 123(R) allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. Allscripts has not yet determined which transition methodology it will use when it adopts FAS 123(R).

4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at September 30, 2005 and December 31, 2004 consist of cash and highly liquid corporate debt securities with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term and long-term marketable securities held by Allscripts are as follows:

	September 30, 2005	December 31, 2004
Cash and cash equivalents:
Cash	$15,504	$10,093
Money market funds	151	381
Corporate debt securities	22,064	6,498

	37,719	16,972
Short-term marketable securities:
U.S. government and agency debt obligations	5,387	5,991
Corporate debt securities	51,520	16,805

	56,907	22,796
Long-term marketable securities:
U.S. government and agency debt obligations	10,805	18,841
Corporate debt securities	30,642	69,630

	41,447	88,471

Total cash, cash equivalents and marketable securities	$136,073	$128,239

5. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,940	$742	$6,307	$1,705
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of taxes	(77)	39	(191)	(319)

Comprehensive income	$2,863	$781	$6,116	$1,386

The components of accumulated other comprehensive income, net of income tax, consist of net unrealized losses on Allscripts’ marketable securities. The components of net unrealized gain (loss) on marketable securities are as follows:

	September 30, 2005	December 31, 2004
Short-term marketable securities:
Gross unrealized gains	$6	$2
Gross unrealized losses	(242)	(60)

Net short-term unrealized losses	(236)	(58)

Long-term marketable securities:
Gross unrealized gains	—	7
Gross unrealized losses	(544)	(538)

Net long-term unrealized losses	(544)	(531)

Total net unrealized losses on marketable securities	($780)	($589)

6. Net Income Per Share

Allscripts accounts for net income per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the presentation of “basic” income per share and “diluted” income per share. Basic net income per share is computed by dividing net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted net income per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options.

The components of the diluted weighted average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding:
Basic	40,895	38,803	39,938	39,146
Effect of dilutive securities	3,328	2,361	3,065	2,614

Diluted	44,223	41,164	43,003	41,760

On September 30, 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). Effective December 15, 2004, contingently convertible debt instruments are subject to the if-converted method under FAS No. 128, “Earnings Per Share,” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,300 shares and interest expense related to the 3.5% Senior Convertible Debentures due 2024 that were issued in July 2004 were excluded from the diluted net income per share calculation for the three and nine months ended September 30, 2005 as the conversion effects were anti-dilutive.

7. Investment in Promissory Note Receivable and Minority Interest

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem, Inc. (“Medem”) and certain other investors. Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the Note Purchase Agreement, or the filing of a registration statement with the SEC for public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. As of September 30, 2005 and December 31, 2004, Allscripts had funded $2,100 and $1,050, respectively, under the Note Purchase Agreement. The Promissory Note receivable balance is included in other assets on the consolidated balance sheets as of September 30, 2005 and December 31, 2004.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Note into 2,100 shares of Medem’s Series A Common Stock. In connection with the transaction described above, Allscripts entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash and is recorded in other assets on the consolidated balance sheets as of September 30, 2005 and December 31, 2004. In addition, pursuant to the terms of such agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600. If Allscripts converts all of its Promissory Note and exercises its option to purchase an additional interest in Medem, it will own approximately 50.4% of the voting capital of Medem and 40.5% of all of the capital stock of Medem. The total net investment in the Promissory Note and Share Purchase Agreement totaled $2,490 and $1,550 as of September 30, 2005 and December 31, 2004, respectively, and has been accounted for under the cost basis of accounting.

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

Allscripts received approximately $79,652 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. The debt issuance costs of approximately $2,848 have been capitalized as an other asset and are being amortized as interest expense over five years using the effective interest method, through the first date that the holders have the option to require Allscripts to purchase the Notes. Long-term debt outstanding as of September 30, 2005 and December 31, 2004 consists solely of the principal balance on the Notes of $82,500. No amounts on the principal are due until 2024.

	September 30, 2005	December 31, 2004
3.5% Senior convertible debt	$82,500	$82,500
Current portion of long-term debt	—	—

Total long-term debt	$82,500	$82,500

For the quarter ended September 30, 2005 and 2004, interest expense consists primarily of $722 and $676, respectively, of interest expense incurred on the Notes and $157 and $154, respectively, of debt issuance cost amortization. For the nine months ended September 30, 2005 and 2004, interest expense consists primarily of $2,165 and $676, respectively, of interest expense incurred on the Notes and $469 and $154, respectively, of debt issuance cost amortization.

The Notes were convertible in third quarter of 2005 and continue to be convertible in fourth quarter of 2005 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.63 for twenty consecutive days in the 30 trading-day period ending on September 30, 2005. There were no Notes converted as of September 30, 2005.

9. Related Party Transactions

During the nine months ended September 30, 2005, Allscripts entered into several contracts with Medem for its Interactive Health Record product (“iHealthRecord”) that resulted in payments to Medem of approximately $642 as of September 30, 2005, of which $591 was included in prepaid expenses and other current assets in the consolidated balance sheets. Allscripts resells the iHealthRecord to Allscripts’ customers and accordingly recorded revenue of $48 and costs of $35 in its software and related services segment for the three months ended September 30, 2005. Allscripts recorded revenue of $78 and costs of $51 for the nine months ended September 30, 2005. In addition, during the three and nine months ended September 30, 2005, Allscripts funded $150 and $1,050, respectively, to Medem under the Note Purchase Agreement (see Note 7).

During the second quarter of 2005, Allscripts entered into a service contract with an email marketing software solutions company, of which one of our Board members serves as Chairman of the Board. The total amount of the obligation under the contract is $69. During the three and nine months ended September 30, 2005, Allscripts paid $17 and $38, respectively, under such service contract.

As a result of Allscripts’ acquisition of ChannelHealth from IDX, IDX owned approximately 17% of the common stock of Allscripts at September 30, 2005. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to IDX customers. Pursuant to this agreement, Allscripts paid IDX $337 and $474 during the three months ended September 30, 2005 and 2004, respectively, and $1,548 and $922 during the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, Allscripts had accrued $1,151 and $491, respectively, pursuant to this agreement.

Allscripts also leases office space from IDX and contracted with IDX for certain marketing and consulting services in 2005 and 2004. Allscripts paid $89 and $90 during the third quarter of 2005 and 2004, respectively, and $268 and $269 during the first nine months of 2005 and 2004, respectively, to IDX related to the lease. Allscripts also paid $7 and $0 during the third quarter of 2005 and 2004, respectively, and $18 and $3 during the first nine months of 2005 and 2004, respectively, to IDX for marketing and consulting services.

Allscripts paid $2 and $105 during the third quarter of 2005 and 2004, respectively, and $14 and $105 during the first nine months of 2005 and 2004, respectively, to IDX for billings and collections on behalf of IDX related to a certain customer contract to which IDX and Allscripts were joint parties. Allscripts also received payments from IDX amounting to $0 and $20 for the three months ended September 30, 2005 and 2004, respectively, and $856 and $33 for the nine months ended September 30, 2005 and 2004, respectively. These receipts resulted from certain customer contracts to which Allscripts and IDX were joint parties. Such transactions did not have any impact on Allscripts’ results of operations for both periods in 2005 and 2004.

One of Allscripts’ directors is a partner at the law firm of Gardner Carton & Douglas, LLP, which has represented Allscripts in various matters since 1987. Expenditures related to services provided to Allscripts by this law firm were $32 and $10 for the three months ended September 30, 2005 and 2004, respectively, and $73 and 52 for the nine months ended September 30, 2005 and 2004, respectively.

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

Allscripts currently organizes its business around groups of similar products, which results in three segments being reported: prepackaged medications; software and related services; and information services. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The software and related services segment derives its revenue from the sale and installation of clinical software that provides point-of-care decision support solutions, document imaging solutions, transaction fees associated with the use of clinical software, and the resale of related hardware. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. In addition, Allscripts records corporate selling, general, and administration expenses, amortization of acquired intangibles, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the reporting of the financial performance of Allscripts’ operating segments. We classified transaction revenue of $169 and $447 and related costs of $98 and $371 for the three and nine months ended September 30, 2005, respectively, in software and related services as opposed to information services, as classified in 2004, due to the reporting of transactions with the software that is responsible for generating the revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Prepackaged medications	$11,496	$11,811	$32,820	$35,391
Software and related services	16,462	10,986	46,917	29,815
Information services	2,680	2,897	6,630	9,251

Total revenue	$30,638	$25,694	$86,367	$74,457

Income from operations:
Prepackaged medications	$1,208	$1,767	$4,109	$5,689
Software and related services	5,163	2,631	13,476	4,393
Information services	485	672	1,332	1,793
Unallocated corporate expenses	(4,057)	(3,883)	(12,757)	(10,190)

Income from operations	2,799	1,187	6,160	1,685
Net interest and other income, net	141	(445)	147	20

Income before income taxes	$2,940	$742	$6,307	$1,705

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

We report our financial results utilizing three business segments: software and related services segment; information services segment; and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our Clinical Solutions Group, such as TouchWorks™, TouchChart™, and TouchScript®. TouchWorks is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab test and viewing results, documenting clinical encounters, and capturing charges, among others. It has the functionality to handle the complexities of large physician practices. TouchChart is an EHR solution designed to meet the needs and workflow of small to mid-size physician practices that is centered around paperless efficiency. TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy. TouchScript can be a starting point for medical groups to seamlessly transition over time to a complete EHR.

In our information services segment, our key product offerings are Physicians Interactive™ and Patients Interactive™. Physicians Interactive is a clinical education and information solution that links physicians with pharmaceutical, biotech and medical device companies using interactive product educational sessions that promote more informed decision-making, increased efficiency, and ultimately higher quality patient care. Patients Interactive is a solution that transforms the way medication adherence and disease management programs are delivered. Patients Interactive places physicians at the heart of the solution and educates patients about their condition, while providing online and offline tools to help improve patient outcomes. Through our partnership with Medem, our Patients Interactive and TouchWorks solutions provide physicians and patients with a tool for secure online consultations, automated disease management services and personal health records.

Finally, our prepackaged medications segment is comprised of our Medications Services Group. This group provides point-of-care medication management and medical supply solutions for physicians and other healthcare providers.

The composition of our revenue on a quarterly basis during the first nine months of 2005 and during 2004 is as follows (unaudited):

	2005			2004
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Prepackaged medications	$11,496	$11,489	$9,835	$9,342	$11,811	$12,396	$11,184
Software and related services	16,462	16,145	14,310	14,306	10,986	9,934	8,895
Information services	2,680	1,900	2,050	2,665	2,897	3,278	3,076

Total revenue	$30,638	$29,534	$26,195	$26,313	$25,694	$25,608	$23,155

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

Three and Nine months ended September 30, 2005 Compared to Three and Nine months ended September 30, 2004

Prepackaged Medications

Prepackaged medications revenue decreased 2.7%, or $315, from $11,811 for the three months ended September 30, 2004, to $11,496 in the same period in 2005. Prepackaged medications revenue decreased 7.3%, or $2,571, from $35,391 for the nine months ended September 30, 2004, to $32,820 in the same period in 2005. The decrease in revenue for both periods reflects a reduction in the volume of prepackaged medications sold to our customer base due to competitive factors and trends experienced in the repackaging marketplace and due to the Vioxx recall announced on September 30, 2004 and the current physician concern around other COX-2 inhibitors. We expect this current environment to continue in the foreseeable future. We also experienced a slight decline in revenue due to the effects of Hurricane Katrina. This decrease in revenue was partially offset by price increases in brand prepackaged medications due to inflationary factors and an increase in revenue to wholesale customers due to fulfilling available demand. Revenue from wholesale customers increased from $3,114 in the third quarter of 2004 to $3,810 in the third quarter of 2005, and from $6,367 in the nine month period ended September 30, 2004 to $8,849 in the same period in 2005.

Gross profit for prepackaged medications decreased 20.4%, or $447, for the three months ended September 30, 2005, from $2,190 in the third quarter of 2004 to $1,743 in the same period in 2005. Gross profit for prepackaged medications for the nine months ended September 30, 2005 decreased 18.9%, or $1,317, from $6,964 in the first nine months of 2004 to $5,647 in the same period in 2005. Gross profit as a percentage of revenue decreased to 15.2% in the third quarter of 2005 ok from 18.5% in the third quarter of 2004. For the nine months ended September 30, 2005, gross profit as a percentage of revenue decreased to 17.2% from 19.7% in the same period in 2004. The decrease in both gross profit and gross profit as a percentage of revenue for both periods is related to an overall reduction in the volume of prepackaged medications sold on a year over year basis and due to an increase in lower margin revenue to wholesale customers, offset by pricing increases in brand medications.

Operating expenses for prepackaged medications for the three months ended September 30, 2005 increased 26.5%, or $112, from $423 in the three months ended September 30, 2004 to $535 in the same period in 2005. Operating expenses for prepackaged medications for the nine months ended September 30, 2005 increased 20.6%, or $263, from $1,275 in the nine month period in 2004 to $1,538 in 2005. The increase in both periods was primarily due to an increase in headcount and related salary and benefits in sales and marketing.

Software and Related Services

Software and related services revenue for the three months ended September 30, 2005 increased 49.8%, or $5,476, from $10,986 in the third quarter of 2004 to $16,462 in the same period in 2005. Software and related services revenue for the nine months ended September 30, 2005 increased 57.4%, or $17,102, from $29,815 in the first nine months of 2004 to $46,917 in the same period in 2005. The increase in both periods is due to an increase in our installed customer base, an increase in revenue from existing customers converting their subscriptions into licenses, and existing customers purchasing additional licenses to resell our software to local and regional small physician groups and to implement our software at additional internal sites. In addition, the increase in revenue for both periods reflects an increase in hardware revenue due to larger customer contracts obtained in 2005 and due to the classification of transaction revenue in software and related services as opposed to information services, as was classified in 2004, due to the reporting of transactions with the software that is responsible for generating the revenue.

Gross profit for software and related services increased 39.7%, or $2,943, from $7,405 in the third quarter of 2004 to $10,348 in the third quarter of 2005. Gross profit for software and related services increased 58.6%, or $11,207, from $19,111 in the nine months ended September 30, 2004 to $30,318 in the same period in 2005. The increase in gross profit for both periods is a result of an increase in the overall customer base, combined with the reduction of our costs of implementation, training, and royalties as a percent of revenue. In addition, the improvement in gross profit during 2005 reflects an increase in the number of customers converting subscription contracts to licenses and the recognition of higher margin revenue associated with add-on license sales to existing customers, including licenses purchased by such customers for resale to external local and regional physician groups. Gross profit for software and related services as a percentage of revenue in the third quarter of 2005 decreased to 62.9% from 67.4% in the same period in 2004. The decrease is due to a larger percentage of our revenue being comprised of lower margin hardware sales offset by an increase in our overall customer base. Gross profit as a percentage of revenue for the nine months ended September 30, 2005 increased to 64.6% from 64.1% in the same nine-month period in 2004. The increase results from an increase in the overall customer base, combined with the reduction of our costs of implementation, training, and royalties as a percent of revenue. In addition, the improvement in gross profit as a percentage of revenue during the nine months ended September 30, 2005 reflects an increase in the number of customers converting subscription contracts to licenses and the recognition of higher margin revenue associated with add-on license sales to existing customers, including licenses purchased by such customers for resale to external local and regional physician groups.

Operating expenses for software and related services for the three months ended September 30, 2005 increased 8.6%, or $411, from $4,774 in the third quarter of 2004 to $5,185 in the third quarter of 2005. Operating expenses for software and related services for the nine months ended September 30, 2005 increased 14.4%, or $2,124, from $14,718 in the first nine months of 2004 to $16,842 in the same period in 2005. The increase for both periods was primarily the result of adding sales and marketing resources, an increase in commission expense and an increase in bad debt expense. During the nine months ended September 30, 2005 and 2004, development costs related to our software and related services segment in the amount of $2,075 and $3,394, respectively, were capitalized pursuant to FAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Information Services

Information services revenue decreased by 7.5%, or $217, from $2,897 in the third quarter of 2004 to $2,680 in the third quarter of 2005. Information services revenue decreased by 28.3%, or $2,621, from $9,251 in the first three quarters of 2004 to $6,630 in the first three quarters of 2005. The decrease in both periods is due to a decline in the number of e-detailing sessions completed during 2005 compared to 2004. Such decrease in e-detailing sessions reflects the delayed timing of several key program launches and, in some cases, due to customer cancellations of second and third program waves of a contract. The decrease in revenue also results from the classification of transaction revenue in software and related services as opposed to information serves, as discussed above. The decrease was offset by revenue recognized from program early termination fees, accelerated development revenue on cancelled programs, and revenue recorded in the third quarter of 2005 from the development and hosting of an e-marketing platform solution.

Gross profit for information services decreased 21.1%, or $313, from $1,482 in the third quarter of 2004 to $1,169 in the same period in 2005. Gross profit for information services for the nine months ended September 30, 2005 decreased 21.1%, or $894, from $4,237 in the first nine months of 2004 to $3,343 in the same period in 2005. Gross profit as a percentage of revenue decreased from 51.2% in the third quarter of 2004 to 43.6% in the third quarter of 2005. Gross profit as a percentage of revenue for the nine months ended September 30, 2005 increased to 50.4% from 45.8% in the same period in 2004. The decrease in gross profit for both periods and in gross profit as a percentage of revenue for the three months ended September 30, 2005 is due to a lower number of e-detailing programs completed in the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004, offset by the recognition of revenue and costs related to early program termination fees, accelerated development revenue on cancelled programs, and revenue from the development and hosting of an e-marketing platform. The increase in gross profit as a percentage of revenue for the nine months ended September 30, 2005 is primarily due to the recognition of additional program early termination fees, the recognition of accelerated development revenue on cancelled programs, lower certificate reward redemption rate estimates and revenue from the development and hosting of an e-marketing platform.

Operating expenses for information services decreased 15.6%, or $126, from $810 for the three months ended September 30, 2004 to $684 in the same period in 2005. Operating expenses for information services for the nine months ended September 30, 2005 decreased by 17.7%, or $433, from $2,444 in the first nine months of 2004 to $2,011 in the same period in 2005. The decrease in both periods was primarily the result of lower marketing expenditures and research and development expenditures in the information services segment.

Unallocated Corporate Expenses

Unallocated corporate expenses for the third quarter of 2005 increased 4.5%, or $174, from $3,883 in the third quarter of 2004 to $4,057 in the same period in 2005. Unallocated corporate expenses for the nine months ended September 30, 2005 increased 25.2%, or $2,567, from $10,190 in the first nine months of 2004 to $12,757 in the same period in 2005. The increase for both periods was due to an overall increase in corporate salary expense due to an increase in headcount and standard salaries, as well as an increase in marketing expense, offset by a decrease in bad debt expense due to the ability to collect on certain previously determined doubtful accounts. In addition, 2004 results reflect a $400 legal settlement received in first quarter of 2004, which was offset against corporate expenses.

Interest income

Interest income for the three months ended September 30, 2005 increased $628 from $436 in the three months ended September 30, 2004 to $1,064 in the same period in 2005. Interest income for the nine months ended September 30, 2005 increased $2,025 from $873 in the first nine months of 2004 to $2,898 in the same period in 2005. The increase in both periods is primarily related to interest income earned on the net proceeds received from the issuance of our Notes completed in July 2004 and more favorable interest rates. Total net proceeds received from the offering amounted to $79,652, offset by $11,250, which we used for the repurchase of approximately 1,399 shares of our common stock.

Interest expense

We incurred $880 and $833 of interest expense for the three months ended September 30, 2005 and 2004, respectively. We incurred $2,636 and $833 of interest expense for the nine months ended September 30, 2005 and 2004, respectively. Interest expense for both periods in 2005 and 2004 are primarily related to our Notes, which were issued in July 2004. In connection with the issuance, we incurred $2,848 of debt issuance costs. Interest expense for three months ended September 30, 2005 and 2004 includes amortization expense of the debt issuance costs of $157 and $154, respectively. Interest expense for nine months ended September 30, 2005 and 2004 includes amortization expense of the debt issuance costs of $469 and $154, respectively.

Income taxes

No tax provision or tax benefit for income taxes was recorded for the three and nine months ended September 30, 2005 and 2004, due to the fact that any current period income tax liability is expected to be offset with the net operating loss carryforward, which resulted from prior year losses.

Liquidity and Capital Resources

At September 30, 2005 and December 31, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $136,073 and $128,239, respectively. The increase of $7,834 during the first nine months of 2005 was primarily due to $5,674 in net cash provided by operations and $8,998 of proceeds received from the exercise of stock options, partially offset by the payment of $1,763 in purchase price holdback obligations related to the acquisition of Advanced Imaging Concepts, Inc. (“AIC”), additional funding of $1,050 to Medem, $2,379 in capitalized software and website development costs, and $1,352 in capital expenditures.

Net cash provided by operating activities was $5,674 for the nine months ended September 30, 2005, which was primarily due to net income of $6,307, adjusted for non-cash reconciling items of $5,222, offset by payments of interest on our Notes totaling $2,960 and an increase in accounts receivable of $5,722 as a result of higher sales volume experienced during the nine months ended September 30, 2005 compared to the same period in 2004.

Our working capital increased by $62,694 in the nine months ended September 30, 2005, from $34,914 at December 31, 2004 to $97,608 at September 30, 2005. The increase is mainly due to an increase in our cash, cash equivalents, and short-term marketable securities as a result of positive cash inflow from operating activities, as well as a change in the mix of our marketable securities portfolio from long-term marketable securities to short-term marketable securities to benefit from more favorable short-term interest rates during the period. In addition, our accounts receivables have increased primarily due to the increased sales volume experienced in our Clinical Solutions Group business included in our software and information services segment. At September 30, 2005, we had an accumulated deficit of $549,103 compared to $555,410 at December 31, 2004.

Future Capital Requirements

Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $2,888 in interest payments on our Notes, and fund capital expenditures in the range of $5,000 to $7,500.

We believe that our cash flow from operations in 2005 and our cash, cash equivalents and marketable securities of $136,073 as of September 30, 2005 will be sufficient to meet the anticipated cash needs of our current business for the next twelve months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Remainder of 2005	2006 –2007	2008-2009	2010+
Contractual obligations:
3.5% Notes	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Notes	54,140	—	5,776	5,776	42,588
Non-cancelable operating leases	6,038	389	2,154	1,730	1,765
Acquisition payment obligation	84	84	—	—	—
Non-cancelable capital leases	57	18	39	—	—
Other contractual obligations	302	52	250	—	—

Total contractual obligations	$143,121	$543	$8,219	$7,506	$126,853

In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events (see Note 8 to the Consolidated Financial Statements). The Notes were convertible in the third quarter of 2005 and continue to be convertible by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.63 for twenty consecutive days in the thirty-day period prior to September 30, 2005. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

At the end of 2004, we reduced our Libertyville facilities by approximately 18,000 square feet and moved our corporate headquarters to a new location in downtown Chicago. The majority of our operations remain at the Libertyville location. The new corporate facility lease consists of a ten-year lease for approximately 13,000 square feet.

Our acquisition payment obligation consists of $84 as of September 30, 2005. The original AIC acquisition holdback provision amounted to $1,800. In the first half of 2005, we paid $1,763 of the holdback provision, which included $47 of accrued interest. The remaining payment of $84 will occur upon the receipt of the required acknowledgement from the AIC stockholders.

Critical Accounting Policies

A full discussion of all critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Allscripts does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

We make these statements under the protection afforded us by Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and, accordingly, the fair value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of September 30, 2005, we had cash, cash equivalents and marketable securities in financial instruments of $136,073. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2005, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,361.

Item 4. Controls and Procedures

As of September 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were adequate and effective as of September 30, 2005.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2005, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 4, 2005

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