Form 10-K
period 2005-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2006-03-15
CIK 1124804

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(800) 654-0889

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $497,100,000.

The number of outstanding shares of the registrant’s Common Stock as of March 10, 2006 was 51,937,184.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2006 annual stockholders’ meeting are incorporated by reference into Part III.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2005 ANNUAL REPORT ON FORM 10-K

Allscripts Healthcare Solutions, Inc. was incorporated in the state of Delaware. In this report, “we,” “us,” “our” and “Allscripts” refer to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries as of December 31, 2005, unless the context indicates otherwise. Our trademarks or service marks include Allscripts®, the Allscripts logo, Canopy®, EmSTAT™, Enterprise eMarketing Solution™, HealthMatics®, Impact.MD™, Ntierprise®, Patients Interactive™, Physicians Interactive™, TouchChart™, TouchScript®, TouchWorks™. Other trademarks, service marks and trade names referred to in this report, or documents incorporated or incorporated by reference herein or therein, are the property of their respective owners.

Safe Harbor for Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties, including those discussed under the caption “Risk Factors.” We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and some of these statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “seek,” “plan,” “estimate,” “will,” “may,” “should” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans or intentions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. You should not rely upon these statements as facts.

We make these statements under the protection afforded by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I

Item 1. Business

Company Overview

Allscripts Healthcare Solutions, Inc. is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare. Our business groups provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. Our Clinical Solutions Group, the software and related services segment of our business, provides clinical software solutions, including electronic health record (“EHR”), electronic prescribing (“e-prescribing”) and document imaging solutions. Our Physicians Interactive Group, the information services segment of our business, provides clinical education and information solutions for physicians and patients, along with physician-patient connectivity solutions through our partnership with Medem, Inc. (“Medem”). Our Medication Services Group, the prepackaged medications segment of our business, provides prepackaged medication fulfillment solutions, which includes both medications and software for dispensing and inventory control.

On March 2, 2006, we acquired A4 Health Systems, Inc. (“A4”), a privately held company and a provider of clinical and practice management solutions to physician practice groups and hospital emergency departments. The A4 acquisition allows us to reach new markets: small and mid-sized physician practice groups seeking either a practice management system or a combined EHR and practice management solution, and hospitals seeking emergency department information systems (“EDIS”) or care management solutions. The A4 acquisition enables us to extend our product offerings by allowing us to independently offer an integrated solution that combines our EHR solution with A4’s practice management system, which we intend to market to customers outside of the IDX Systems Corporation (“IDX”) customer base (see Strategic Alliances). We believe that A4’s EDIS and care management solutions offer a natural connection to our ambulatory applications, facilitating the continuity of care between the acute and ambulatory healthcare settings.

Clinical Solutions

EHR/Practice Management Physician Practice Solutions. EHR solutions automate the collection and management of clinical data, allowing physician practice groups to enter, organize, and effectively utilize secure patient chart information at the point of care. EHR solutions also streamline practice-wide clinical workflow and communication and help physicians manage lab orders, results and other data. EHR solutions can improve healthcare quality and reduce costs by preventing medical errors, reducing paperwork and reducing administrative inefficiencies. Practice management systems automate administrative workflow, including scheduling, patient billing and collection and claims management. Practice management systems improve the efficiency of operations within a physician practice, particularly the financial aspects of the practice related to billing and reimbursement.

Hospital Emergency Department Solutions. Hospital emergency department information systems automate emergency room processes, including patient registration, triage, tracking and reporting. Hospital emergency department information systems enable hospitals to better manage patient flow and emergency department activity.

Care Management Solutions. Hospital care management programs automate processes related to case management, quality management and utilization management. Care management programs help hospitals manage length of stay, billing and claims processing, and patient care resources. The benefits of these solutions to hospitals include enhanced financial performance and improved patient outcomes. We believe there is relatively low penetration of care management solutions in the hospital market, and that there is a significant opportunity for us to penetrate this market.

Physicians Interactive

Clinical education and information solutions programs link physicians with pharmaceutical companies, medical product suppliers and health plans through e-mail, surveys, and online interactive programs. These web-based programs, often referred to as e-Detailing, use interactive sessions to provide product information and clinical education to physicians. Pharmaceutical companies leverage e-Detailing to assist in the marketing and sales efforts for their products. We believe that there is a significant opportunity for our clinical education and information solutions within this market. We believe that one of the drivers in this market is the growing need for pharmaceutical companies to communicate with physicians in more efficient and cost-effective ways. As more physicians access online resources, we believe that pharmaceutical companies are increasingly seeking to communicate with physicians directly through this highly effective channel. Our Physicians Interactive Group offers electronic marketing and educational programs to pharmaceutical companies, and delivers these programs to a network of physicians nationwide through an interactive web-based platform.

Medication Solutions

The market for the sale of prepackaged medications to physicians for on-site dispensing includes medications distributed for occupational health, workers compensation, urgent care and bariatric facilities. On-site dispensing offers provider organizations an opportunity to improve financial performance by adding an incremental source of revenue and reducing expenses related to prescription transmission, billing and processing. From a patient perspective, the dispensing of medications at the point of care provide an increased level of convenience, privacy and treatment compliance, whether in the physician’s office, at a clinic or at the patient’s place of employment.

Our Competitive Strengths

We believe that the following competitive strengths are the keys to our success:

First-Class Technologies That Enable Industry-Leading Solutions

We have been an innovator in the development and adoption of clinical solutions. We believe our clinical solutions provide the following advantages:

•	Accessibility. Physicians can instantly access our web-based clinical solutions from a variety of locations, including the exam room, hospital, office or home. With our EHR solutions, physicians can easily perform such important tasks as dictation and charge capturing in an offline mode and immediately transfer those files once reconnected to the network. Our solutions run on personal digital assistants, tablet PCs, desktop workstations and other wireless devices.

•	Connectivity. Our clinical solutions connect physicians to the valuable, objective information they need prior to, during and after the care process, enabling physicians to provide higher quality care and do so more cost effectively. We also provide efficiency to other participants in the care continuum by linking them to the physician.

•	Paperless Innovation. Our document imaging and scanning solutions allow even the largest organizations to manage information and documentation in a paperless environment and provide optical character recognition technology to rapidly retrieve information within the EHR.

•	Wireless Leadership. Using wireless handheld devices or desktop workstations, we believe that we have accelerated the use in healthcare of a wireless platform, automating all of the most common physician activities, including prescribing, capturing charges, dictating, ordering lab tests, viewing lab results, providing patient education and taking clinical notes.

•	Interoperability. Our products are designed to operate with existing installed systems, in both ambulatory and acute settings.

•	Modularity. The ability to implement individual modules of certain of our solutions enables physicians to start with the tools that solve their most pressing needs and provides an opportunity for a rapid return on investment.

•	Award-Winning Solutions. Our clinical software solutions have garnered numerous industry accolades and honors. In 2006, the Microsoft Healthcare Users Group (“MS-HUG”) selected Allscripts as “Best in Class” for Ambulatory Care for a second year in a row. Allscripts also earned a first-place award at the 2005 Emerging Technologies Healthcare Innovations Congress (“TETHIC”) Conference, in the category of Technology for the Improvement of Patient Outcomes. In 2004, a survey by KLAS Enterprises, LLC, a research and consulting firm specializing in monitoring and reporting the performance of healthcare’s information technology vendors, named TouchWorks as the top EHR solution. We have also won awards at the TEPR (Towards an Electronic Patient Record) Conference for our TouchWorks solution in 2004 and 2005.

Significant Installed Base

Over 170 physician practices, representing over 2,000 clinics nationwide and including some of the country’s most prestigious medical groups, have selected our EHR solution, TouchWorks. Our customer base has been extended to include another approximately 1,700 healthcare organizations nationally with the A4 acquisition, encompassing mostly small and mid-sized physician practice groups. Our significant installed base serves as a referral source for our prospective clients who are interested in purchasing an EHR solution.

Breadth of Product and Service Offering

We are a leading provider of clinical software, connectivity and information solutions that physicians use to improve the delivery and quality of healthcare. Our suite of clinical software solutions includes electronic health records, e-prescribing, and personal health records, encompassing virtually all of the most common functions performed by a physician at the point of care. With the A4 acquisition in March 2006, our product offerings are further broadened to include an integrated EHR and practice management solution for small to mid-sized physician groups, as well as EDIS to hospital emergency departments, and care management solutions to hospitals.

Integrated Solution and Product Offering with IDX

We have a strategic alliance agreement with IDX, a wholly owned subsidiary of General Electric Company (“GE”), which was entered into in January 2001 and amended in January 2006. Under this agreement, we are a preferred provider of ambulatory, point-of-care clinical EHR solutions to IDX’s installed base of medium to large physician practices nationwide, representing over 138,000 potential physician customers. As of

December 31, 2005, we had signed contracts with over 130 IDX Clients.

Sales and Marketing

We have experienced sales executives with extensive industry expertise. In the Clinical Solutions Group, we primarily sell directly to our customers, including to the IDX customer base, through our sales force. We also have targeted direct sales forces for our Physicians Interactive Group and our Medication Services Group. As of December 31, 2005, we had 57 full-time, sales and marketing employees, 48 of whom represented our direct sales force (including 39 direct sales personnel in our Clinical Solutions Group). As a result of the A4 acquisition on March 2, 2006, we added approximately 59 sales and marketing employees (51 direct sales forces) to our full-time employee headcount.

Products and Services

Clinical Solutions Group

Our Clinical Solutions Group provides the following clinical software solutions:

•	TouchWorks is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters, and capturing charges, among others. TouchWorks has the functionality to handle the complexities of large physician practices, while also addressing the needs of mid-sized physician practice groups.

•	TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy or mail order facility. TouchScript can be a starting point for medical groups to seamlessly transition over time to a complete EHR.

•	TouchChart (formerly Impact.MD) provides an electronic repository for all patient record information including patient charts, office notes, lab results, explanation of benefits, and referral letters among other paper based documents. As with TouchScript, TouchChart can be a starting point for medical groups seeking to seamlessly transition over time to a complete EHR.

As a result of the A4 acquisition on March 2, 2006, we now offer the following clinical solutions to physician practice groups and clinical solutions to hospital emergency and care management departments, as well as, practice management solutions to physician groups:

•	HealthMatics EHR is an electronic health record solution targeted at small to mid-sized physician practice groups. Like our TouchWorks EHR, this solution automates the most common physician activities, such as prescribing, clinical reporting, ordering lab tests and viewing results, and capturing charges. We also offer a disaster recovery solution that safeguards data and provides remote application access in the event of a failure at the primary system site.

•	HealthMatics Ntierprise is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. This system also provides multiple resource scheduling, instant reporting and referral tracking. Our electronic data interchange solution facilitates statement management processing, claims management processing, electronic remittances and appointment reminders.

•	HealthMatics ED and EmSTAT are emergency department information systems designed to manage patient flow through the emergency department by tracking patient location, activity and outstanding orders and procedures. These solutions guide emergency clinicians in entering consistent, complete and efficient documentation on patients and provide shareable, real-time, mobile access to patient information from registration to discharge.

•	Canopy is a web-based software solution that streamlines the patient care management process. Canopy automates utilization, case, discharge and quality management processes relating to patient hospital visits. These systems are based on an application service provider (“ASP”) model designed to provide ease of use and minimal IT staff involvement at the hospital.

Physicians Interactive Group

Our Physicians Interactive Group provides the following key solutions:

•	Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers, and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states. This promotes more informed decision-making, increased efficiency, and ultimately higher quality patient care. Other elements of the Physicians Interactive platform include e-surveys, clinical updates, resource centers, key opinion leader materials, and other physician relationship management services.

•	Patients Interactive is a web-based solution that enables physician-directed patient education, promoting medication adherence and compliance, and disease management. Through our partnership with Medem, our Patients Interactive and TouchWorks solutions also provide physicians and patients with a tool for secure online consultations, automated disease management services and personal health records.

•	Enterprise eMarketing Solution, which we recently introduced, provides pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The Enterprise eMarketing solution incorporates a full suite of online tools, including campaign management, physician communication and education, sample and rep requests, as well as e-Detailing opportunities. All of these tools are driven through a sophisticated physician-centric database that dynamically delivers customized information according to physician preferences.

Medication Services Group

Our Medication Services Group provides point-of-care medication management and medical supply solutions for physicians and other healthcare providers. With over 15,000 physician customers nationwide, our solutions enable physician groups, including occupational health, workers compensation, urgent care and bariatric facilities, to dispense medications at the point of care. Our medication repackaging solutions offer provider organizations an opportunity to improve financial performance by adding an incremental source of revenue and reducing expenses related to prescription transmission, billing and processing. From a patient perspective, our medication repackaging solutions provide an increased level of convenience, privacy and treatment compliance.

Research and Development

As of December 31, 2005, we had 56 employees in our research and development group. In addition, we engage the services of approximately 40 dedicated development professionals in India. The primary purposes of our research and development groups are to develop new features and enhancements to our respective solutions, ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community.

For the year ended December 31, 2005, we spent approximately 10% of our software and services revenue on related research and product development. We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release. Non-capitalizable research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

Competition

The market for our products and services is fragmented, intensely competitive and is characterized by rapidly evolving industry standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical, and marketing resources than us. We compete on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

Clinical Solutions Group

Our industry is intensely competitive and rapidly evolving in terms of both technology and product standards. There are numerous companies that offer EHR products and the marketplace remains fragmented. We face competition from several types of organizations, including providers of practice management solutions, ambulatory and acute EHR solutions, and enterprise-wide application solutions.

Our key competitors in the EHR and practice management markets include Cerner Corporation, eClinicalWorks Inc., Emdeon Corporation (formerly known as WebMD corporation), Epic Systems Corporation, GE, iMedica Corporation, McKesson Corporation, Misys Healthcare Systems and Quality Systems, Inc. In the hospital market, our key competitors are MedHost, Inc., Picis, Inc. and Wellsoft Corporation.

Physicians Interactive Group

We compete with several types of organizations, including clinical information and education providers, such as disease state management companies, full service e-marketing companies, companies who provide e-Detailing software, and the in-house efforts of our clients, including health plans, pharmacy benefit managers, and pharmaceutical companies. Our key competitors include Aptilon Inc., Dendrite International, Inc., Emdeon Corporation, Lathian Systems, Inc., Medsite, Inc., Quintiles Transnational Corp. and Ventiv Health, Inc.

Medication Services Group

Competitors of our Medication Services Group include other medication repackaging service and bulk pharmaceutical distributors. Our key competitors in this segment include Cardinal Health, Inc., DRx (a wholly-owned subsidiary of Purkinje, Inc.), McKesson Corporation, PD-Rx Pharmaceuticals, Inc., Pharmapac, Physicians Total Care, Inc., Southwood Pharmaceuticals, Inc. and various other regional distributors.

Strategic Alliances

Our key strategic relationships include the following:

•	IDX. We have a strategic alliance agreement with IDX and GE that was entered into with IDX in January 2001 and amended on January 18, 2006. Under this agreement, we are a preferred provider of ambulatory, point-of-care clinical EHR solutions to IDX’s installed base of medium to large physician practices nationwide, representing over 138,000 potential physician customers. The amended agreement with IDX and GE, which runs through January 2011, supports the ongoing integration and compatibility of the Allscripts and IDX products. We also have the right to offer our own integrated practice management and EHR solution outside of the IDX installed base. IDX owned approximately 17.3% of our common stock at December 31, 2005 and approximately 11.2% after giving effect to the public share offering of 8.4 million shares on February 28, 2006, the A4 acquisition on March 2, 2006 in which the purchase price was partially funded through the issuance of 3.5 million shares to former A4 shareholders, and the stock repurchase of 1.3 million shares from IDX on March 9, 2006.

•	Medem. Allscripts has a strategic partnership with Medem, Inc., a physician-patient communications network, founded and governed by the American Medical Association and 45 leading medical societies. Allscripts and Medem collaborate on distribution and expansion of interactive e-health solutions to physicians and their patients, with a focus on secure personal health records for patients, connecting to selected information from Allscripts’ electronic health record and e-prescribing solutions. Medem also provides personal interactive health records for patients, customizable web sites for physician practices with integrated HIPAA-compliant secure email, fee-based online clinical consultation software, and trusted, award-winning clinical content from America’s leading medical societies. We own approximately 1.9% of Medem and have the ability to increase this ownership to approximately 33.2% (41.1% of voting shares) if we exercise our option to purchase additional equity and exercise our right to convert our notes into additional equity. These percentages give effect to the additional $500,000 convertible secured promissory note funded in February 2006 under a contract signed in November 2005.

Employees

As of December 31, 2005, we employed 386 persons on a full-time basis, including 162 in customer service and support, 57 in sales and marketing, 31 in production and warehousing, 56 in product development and 80 in general and administrative. As a result of the A4 acquisition on March 2, 2006, we added approximately 393 persons on a full-time basis, including 206 in customer service and support, 59 in sales and marketing, 103 in product development and 25 in general and administrative. None of our employees is covered by a collective bargaining agreement or is represented by a labor union.

Backlog

At December 31, 2005 and 2004, our aggregate backlog for our software and information services segments totaled approximately $91 million and $67 million, respectively. Approximately $48 million to $52 million of the 2005 backlog is not expected to be realized during 2006. Our backlog information excludes our prepackaged medications segment due to the short-term nature of a prepackaged medication order and also excludes contracted maintenance beyond a twelve month horizon.

Financial Information About Segments

Financial information about our three segments is described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

Our website address is www.allscripts.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below and other information in this report and documents incorporated and deemed to be incorporated by reference in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

Risks Related to Our Business

If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services, our business, financial condition and results of operations will be adversely affected.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians and hospitals to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians and hospitals will integrate our products and services into their workflow or that participants in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants or if we fail to position our services as a preferred method for information management and pharmaceutical healthcare delivery, our business, financial condition and results of operations will be adversely affected.

If we are unable to successfully integrate businesses we acquire, our ability to expand our product and service offerings and our customer base may be limited.

In order to expand our product and service offerings and grow our business by reaching new customers, we may continue to acquire businesses that we believe are complementary. The successful integration of acquired businesses, including A4, is critical to our success. Such acquisitions, including the A4 acquisition, involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management’s attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of the acquired company’s key employees and our inability to maintain the goodwill of the acquired businesses. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

The successful implementation of our acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate their operations and technology successfully with our own and maintain the goodwill of the acquired business. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could also result in increased prices of acquisition targets.

Our business will be harmed if we cannot maintain our strategic alliance agreement and the cross license agreement with IDX or if we are unable to enter into and maintain relationships with IDX customers.

In 2001, we entered into a 10-year strategic alliance agreement with IDX pursuant to which we and IDX agreed to coordinate product development and align our respective marketing processes. Under this agreement, IDX had granted us the exclusive right to market, sell, license and distribute ambulatory point-of-care and clinical EHR solutions to IDX customers. On January 4, 2006, IDX was acquired by GE and on January 18, 2006, we, IDX and GE amended and restated our strategic alliance agreement. Under this amended agreement, the exclusivity provisions of the original agreement were modified such that, in addition to our solutions, GE may market its Centricity electronic health record ambulatory solution to IDX customers. After July 18, 2007, these exclusivity provisions will terminate and IDX may, but will not be required to, market our solutions to its customers. Further, under the original agreement, we were restricted from providing practice management systems. The amended agreement eliminates these restrictions, except that if we acquire a practice management system, we may not market or provide such system to the existing IDX customer base until July 18, 2007. Therefore, we are unable to market the practice management system acquired in the recent A4 acquisition to IDX customers until after that date. We have historically generated a significant portion of our bookings from IDX customers. In that regard, approximately 73% and 78% of TouchWorks bookings for the years ended December 31, 2005 and 2004, respectively, were from sales to members of IDX’s customer base. If we are unable to compete effectively against the Centricity product or are otherwise unable to maintain sales to IDX customers at the levels we have historically experienced, our revenues may decrease and our results of operations may be harmed. Additionally, if certain competitors of IDX or GE acquire us prior to July 18, 2007, the above-described restrictions on IDX’s ability to market products competitive to our products will terminate.

Under the amended agreement, we and IDX will continue to cooperate with respect to installation and implementation of one another’s products for common IDX and Allscripts customers and in the provision of customer support services to ensure that such products remain interoperable. If the amended agreement is terminated for any reason, or if IDX and GE were to fail to fulfill their obligations under the amended agreement, we would lose the benefits of the amended agreement, which could harm our business, financial condition and results of operations.

We also have a cross license and software maintenance agreement with IDX pursuant to which we granted IDX a non-exclusive, non-cancelable and non-terminable license to use, market and sublicense certain of our software combined with IDX products, and IDX granted us a non-exclusive, non-cancelable and non-terminable license to use, market and sublicense certain IDX software for use with our products. If the amended agreement is terminated, we will not have access to certain IDX software, harming our ability to integrate our services with IDX systems and provide real-time data synchronization. This may make our systems less desirable to IDX customers and could harm our business, financial condition and results of operations.

It is difficult to predict the sales cycle for our healthcare software solutions and physician education services.

The duration of the sales cycle for our healthcare software solutions and physician education services depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, and is difficult to predict. Our sales and marketing efforts with respect to hospitals and large healthcare organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could harm our business, financial condition and results of operations.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees we need to support our business.

Our ability to provide high-quality services to our clients depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and healthcare information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including clients and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to clients and competitors who may seek to recruit them and increases the costs of replacing them. If we fail to retain our employees, the quality of our services could diminish and this could have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations could be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Glen E. Tullman, our Chairman and Chief Executive Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves our employment, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel. We do not maintain keyman insurance for any of our key employees.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, our business, financial condition and results of operations will be adversely affected.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services. We cannot assure you that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the Internet and healthcare information markets are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business could suffer.

Because our business model has changed in recent years, our operating history is not indicative of our future performance, and our business is difficult to evaluate.

Because our business model has changed and evolved in recent years, we do not have an extensive operating history upon which you can evaluate our business, financial condition or results of operations. In implementing our business model, we significantly changed our business operations, sales and implementation practices, customer service and support operations and management focus. We also face new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets and the need to develop strategic relationships and pursue other strategic opportunities. In addition, as a result of the A4 acquisition on March 2, 2006, we face other risks related to our business model described below, including the risks described under “Risks Related to the Acquisition.”

Our business depends in part on and will continue to depend in part on our ability to establish and maintain additional strategic relationships.

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of healthcare and healthcare information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to:

•	extend the reach of our products and services to a larger number of physicians and hospitals and to other participants in the healthcare industry;

•	develop and deploy new products and services;

•	further enhance the Allscripts brand; and

•	generate additional revenue and cash flows.

Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions may result in potentially dilutive issuances of equity securities. In addition, future acquisitions may result in the incurrence of debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations. We have taken, and, if an impairment occurs, could take, charges against earnings in connection with acquisitions. In connection with the A4 acquisition, we expect to incur a restructuring charge of approximately $2 to $3 million; however, the actual charge may be greater than this amount.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer.

Complex software such as ours often contains undetected defects or errors. It is possible that such errors may be found after introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors might occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial release;

•	product liability claims;

•	delays in or loss of market acceptance of our solutions;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.

Furthermore, our customers might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, impact our reputation and cause significant customer relations problems.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers’ requirements.

We have experienced losses in the past and we may not remain profitable in the future.

We generated net income of approximately $9.7 million and $3.1 million in the years ended December 31, 2005 and 2004, respectively. We generated net losses of approximately $5.0 million and approximately $15.2 million in the years ended December 31, 2003 and 2002, respectively. We cannot be certain that we will generate sufficient revenues to maintain profitability in any future periods. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business, financial condition and results of operations will be adversely affected.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is fragmented, intensely competitive and is characterized by rapidly evolving industry standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

Our Clinical Solutions Group’s principal competitors include Cerner Corporation, eClinicalWorks Inc., Emdeon Corporation, formerly known as WebMD corporation, Epic Systems Corporation, GE, iMedica Corporation, McKesson Corporation, MedHost, Inc., Misys Healthcare Systems, Picis Inc., Quality Systems, Inc. and Wellsoft Corporation. A4 also competes with certain of these entities. We also face competition from providers of practice management solutions, ambulatory and acute EHR solutions, and enterprise-wide application solutions.

Our Physicians Interactive Group’s principal competitors include Aptilon Inc., Dendrite International, Inc., Emdeon Corporation, Lathian Systems, Inc., Medsite, Inc., Quintiles Transnational Corp. and Ventiv Health, Inc. We also face competition from clinical information and education providers, such as disease state management companies, full service e-marketing companies, companies who provide electronic detailing software, and the in-house efforts of our clients, including health plans, pharmacy benefit managers, and pharmaceutical companies.

Our Medication Services Group’s principal competitors include Cardinal Health, Inc., DRx (a wholly owned subsidiary of Purkinje, Inc.), McKesson Corporation, PD-Rx Pharmaceuticals, Inc., Pharmapac, Physicians Total Care, Inc., Southwood Pharmaceuticals, Inc. and various other regional distributors. We also face competition from providers of other medication repackaging service and bulk pharmaceutical distributors.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition and results of operations.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position may suffer.

Our business plan is predicated on our proprietary systems and technology and physician education products. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally do not have any patents on our technology. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of our technology. Misappropriation of our intellectual property would have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs and the diversion of management’s time and attention as a result.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We could be subject to intellectual property infringement claims as the number of our competitors grows and our applications’ functionality overlaps with competitive products. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

Factors beyond our control could cause interruptions in our operations, which would adversely affect our reputation in the marketplace and our business, financial condition and results of operations.

To succeed, we must be able to operate our systems without interruption. Certain of our communications and information services are provided through our third-party service providers. Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including without limitation: (1) power loss and telecommunications failures; (2) software and hardware errors, failures or crashes; (3) computer viruses and similar disruptive problems; and (4) fire, flood and other natural disasters.

Any significant interruptions in our services would damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

We may be liable for use of data we provide.

We provide data for use by healthcare providers in treating patients. Third-party contractors provide us with most of this data. If this data is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If our security is breached, we could be subject to liability, and customers could be deterred from using our services.

The difficulty of securely transmitting confidential information over the Internet has been a significant barrier to engaging in sensitive communications over the Internet. Our business relies on using the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter people from using the Internet for these purposes and from using our system to conduct transactions that involve transmitting confidential healthcare information.

It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to liability and regulatory action. We may need to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information.

If we are unable to obtain additional financing for our future needs, our ability to respond to competitive pressures may be impaired and our business, financial condition and results of operations could be adversely affected.

We cannot be certain that additional financing will be available to us on favorable terms, or at all. If adequate financing is not available or is not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited.

If our content and service providers fail to perform adequately, our reputation in the marketplace and our business, financial condition and results of operations could be adversely affected.

We depend on independent content and service providers for many of the benefits we provide through our clinical software and our physician education applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews and the routing of transaction data to third-party payers. If our services are interrupted as a result of any problems with our providers, our reputation in the marketplace could be damaged, which would have an adverse effect on our business, financial condition and results of operations. We may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

We also rely on independent content providers for the majority of the clinical, educational and other healthcare information that we provide. In addition, we depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. If these parties fail to develop and maintain high quality, attractive content, the value of our brand and our business, financial condition and results of operations could be impaired.

If we are forced to reduce our prices for prepackaged medications, our business, financial condition and results of operations could suffer.

We expect to continue to derive a significant portion of our revenue from sales of prepackaged medications to physicians. We may be subject to pricing pressures with respect to our future sales of prepackaged medications arising from various sources, including practices of managed care organizations, Internet pharmacies, including those operating in Canada and other countries outside the United States, and government action affecting pharmaceutical reimbursement under Medicare. Our customers and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers and increase emphasis on competition and other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing of prepackaged medications experiences significant downward pressure, our business will be less profitable and our results of operations would be adversely affected. In addition, because cash from sales of prepackaged medications funds some of our working capital requirements, reduced profitability with respect to prepackaged medications could require us to raise additional capital sooner than we would otherwise need.

If we are unable to maintain existing relationships and create new relationships with managed care payers, our business, financial condition and results of operations will be adversely affected.

We rely on managed care organizations to reimburse our physician customers for prescription medications dispensed in their offices. While many of the leading managed care payers and pharmacy benefit managers currently reimburse our physicians for in-office dispensing, none of these payers is under a long-term obligation to do so. If we are unable to increase the number of managed care payers that reimburse for in-office dispensing, or if some or all of the payers who currently reimburse physicians decline to do so in the future, utilization of our products and services would decrease and, therefore, our business, financial condition and results of operations will be adversely affected.

If we incur costs exceeding our insurance coverage in lawsuits pending against us or that are brought against us in the future, it could adversely affect our business, financial condition and results of operations.

We are a defendant in numerous multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. In the event we are found liable in any lawsuits filed against us, and if our insurance coverage were inadequate to satisfy these liabilities, it could have an adverse effect on our business, financial condition and results of operations. See “Business—Legal Proceedings.”

If our principal supplier fails or is unable to perform its contract with us, we may be unable to meet our commitments to our customers.

We currently purchase a majority of the medications that we repackage from AmerisourceBergen, pursuant to an agreement which expires on February 1, 2007, with an option to renew for an additional two years upon mutual agreement. If we do not meet certain minimum purchasing requirements, AmerisourceBergen may increase the prices that we pay under this agreement, in which case we would have the option to terminate the agreement. Although we believe that there are a number of other sources of supply of medications, if AmerisourceBergen fails or is unable to perform under our agreement, particularly at certain critical times during the year, we may be unable to meet our commitments to our customers, and our relationships with our customers could suffer.

Our failure to license and integrate third-party technologies could harm our business.

We depend upon licenses for some of the technology used in our solutions from third-party vendors, including Microsoft, and intend to continue licensing technologies from third parties. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, we might not be able to modify or adapt our own solutions.

If we do not maintain and expand our business with our existing customers, our business, financial condition and results of operations could be adversely affected.

Our business model depends on the success of our efforts to sell additional products and services to our existing customers. For example, certain of our Clinical Solutions Group customers initially purchase one or a limited number of our modules. These customers might choose not to expand their use of or purchase additional modules. In addition, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease.

Risks Related to Our Industry

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could shut down our operations or otherwise adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability on a theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians are unique, and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

•

Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. New national standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and the “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for healthcare information. The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health care providers, health care payers, and health care clearinghouses.” Generally, the HIPAA standards directly affect Covered Entities. We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a “group health plan” for the benefit of our employees. Such a plan, even if not a separate legal entity from us as its sponsor, is included in the HIPAA definition of Covered Entities. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA. We do not believe that we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be adverse to our business, financial condition and results of operations. In addition, the Privacy Standards affect third parties that create or access Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written satisfactory assurances that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations to support the Covered Entity’s own HIPAA compliance. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements if we do not comply with our Business Associate obligations. In addition, the federal agencies with enforcement authority have taken the position that a Covered Entity can be subject to HIPAA penalties and sanctions for a breach of a Business Associate Agreement. The penalties for a violation of HIPAA by a Covered Entity are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities will be required to adopt a unique standard National Provider Identifier (NPI) for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which are May 23, 2007 for all but small health plans and one year later for small health plans. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by our customers in compliance with the Transaction Standards and Security Standards and are, or will be, capable of being used by our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the full future impact of HIPAA on our business and operations. In the event that the HIPAA standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at both the state and federal level. Such legislation may require holders of such information to implement additional security, reporting or other measures that may require substantial expenditures and may impose liability for a failure to comply with such requirements. In many cases, such proposed state legislation includes provisions that are not preempted by HIPAA. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

•

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 4, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription

Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA electronic transaction standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EHR technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•	Claims Transmission. Our system electronically transmits claims for prescription medications dispensed by physicians to patients’ payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations.

•	Medical Devices. The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to register and list our products with the FDA; notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA’s policy with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

•

e-Detailing. Our pharmaceutical and medical device clients use Physicians Interactive e-Detailing programs to provide physicians with valuable and up-to-date information about various medications and medical products, as well as to collect feedback from physician opinion leaders and other experts. Pharmaceutical marketing activities are subject to various regulatory and compliance initiatives, including an industry-sponsored ethics initiative developed by the Pharmaceutical Research and Manufacturers of America (PhRMA Code) and the final Compliance Program Guidance for Pharmaceutical Manufacturers issued on April 28, 2003 by the HHS Office of Inspector General (OIG). Such initiatives, some of which are required and some of which are voluntary, articulate concerns, recommendations and standards concerning a variety of pharmaceutical product marketing activities and issues, including e-Detailing, kickbacks, discounts, switching arrangements, research/consulting/advisory payments, relationships with other healthcare providers, including physicians, and gifts/entertainment/other remuneration. Additionally, as a sender of electronic mail in connection with some of our educational programs, we are subject to the CAN-SPAM Act of 2003 and other state and federal laws regulating senders of electronic mail for commercial purposes. We believe that our programs and activities comply with applicable laws and regulations and are consistent with PhRMA Code and OIG initiatives. However, if our physician educational programs were found to be conducted in a manner inconsistent with such laws, regulations or initiatives, or if we are required to materially change the way in which we do business in order to conform with such laws, regulations and initiatives, our business, financial condition and results of operations would be adversely affected.

•	Licensure and Physician Dispensing. As a repackager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA’s “good manufacturing practices.” We are subject to periodic inspections of our facilities by regulatory authorities to confirm that we have policies and procedures in place in order to comply with applicable legal requirements. Because the FDA’s good manufacturing practices were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce. If we do not maintain all necessary licenses, or the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations against drug repackagers or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down.

•	While physician dispensing of medications for profit is allowed in most states, it is limited in a few states. It is possible that certain states may enact further legislation or regulations prohibiting, restricting or further regulating physician dispensing. Similarly, while in a July 2002 Opinion the American Medical Association’s Council on Ethical and Judicial Affairs (CEJA) provides, in relevant part, that “Physicians may dispense drugs within their office practices provided such dispensing primarily benefits the patient,” the American Medical Association has historically taken inconsistent positions on physician dispensing. Past reports of the CEJA have opposed the in-office sale of health-related products by physicians, and it is possible that the CEJA may in the future oppose the in-office sale of health-related products by physicians. Any such state legislative prohibitions or CEJA opposition of physician dispensing could adversely affect our business, financial condition and results of operations.

•	Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as “Stark II,” applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician’s dispensing of outpatient prescription drugs, provided that the physician meets specified requirements. We believe that the physicians who use our system or dispense drugs distributed by us are aware of these requirements, but we do not monitor their compliance and have no assurance that the physicians are in material compliance with Stark II. If it were determined that the physicians who use our system or dispense pharmaceuticals purchased from us were not in compliance with Stark II, it could have an adverse effect on our business, financial condition and results of operations.

•	As a distributor of prescription drugs to physicians, we are subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods, including drugs, covered by the programs. The anti-kickback law provides a number of statutory exceptions and regulatory “safe harbors” for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws. If, however, it were determined that we, as a distributor of prescription drugs to physicians, were not in compliance with the federal anti-kickback statute, we could be subject to liability, and our operations could be curtailed. Moreover, if the activities of our customers or other entity with which we have a business relationship were found to constitute a violation of the federal anti-kickback law and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, we could be subject to sanction or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and other initiatives at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. While no federal price controls are included in the Medicare Prescription Drug, Improvement and Modernization Act, any legislation that reduces physician incentives to dispense medications in their offices could adversely affect physician acceptance of our products. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHR’s, providing customers with incentives to adopt EHR solutions or developing a low-cost government sponsored EHR solution, such as VistA-Office EHR. In addition, the federal government and state governments, including Florida, have imposed or may in the future impose pedigree requirements for pharmaceutical distribution. Our medications business is required to comply with any current regulations relating to pharmaceutical distribution and will be required to comply with any future regulations and such compliance may impose additional costs on our business.

If the electronic healthcare information market fails to develop as quickly as expected, our business, financial condition and results of operations will be adversely affected.

The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be adversely affected.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.

Risks Related to the A4 Acquisition

The A4 acquisition is one of the largest acquisitions we have achieved to date. We will face challenges integrating A4’s operations and technology and may not realize anticipated benefits.

The A4 acquisition is our largest acquisition to date. There is a risk that, due to the size of the A4 acquisition, we will be unable to integrate A4 into our operations as effectively as we have with prior acquisitions, which would result in fewer benefits to us from this acquisition than currently anticipated as well as increased costs. For example, the integration of A4’s operations will require implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems, assimilating A4’s technology and operations and maintaining the customer base and goodwill of A4. To successfully integrate and fully benefit from A4’s technology, we must build sophisticated interfaces and successfully integrate A4’s practice management system. The integration of A4 will require the focused attention of our management team, including a significant commitment of their time and resources. The need for management to focus on integration matters could have an adverse impact on our business, financial condition and results of operations. If the integration is not successful, our business, financial condition and results of operations could be adversely affected.

We have assumed all of A4’s liabilities, including contingent liabilities. If these liabilities are greater than expected, or if there are unknown A4 obligations, our business, financial condition and results of operations could be adversely affected.

As a result of the A4 acquisition, we have assumed all of A4’s liabilities, including contingent liabilities. We may learn additional information about A4’s business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting that could affect our ability to comply with the Sarbanes-Oxley Act of 2002 or issues that could affect our ability to comply with other applicable laws and regulatory requirements, including laws and regulations governing the healthcare industry. As a result, we cannot assure you that the A4 acquisition will be successful. Among other things, if A4’s liabilities are greater than expected, or if there are obligations of A4 of which we were not aware at the time of completion of the acquisition, our business, financial condition and results of operations could be adversely affected.

We have limited indemnification rights from the A4 shareholders with respect to liabilities of A4. If we are responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

If we experience a higher than normal turnover rate for A4 employees, we may not be able to effectively integrate their operations and technology.

In order to successfully integrate A4’s operations and technology into our own, we will require the continued services of A4’s sales, software development and professional services employees. The pool of qualified personnel with experience working with or selling to acute and ambulatory care groups is limited. Competition for such qualified personnel can be intense, and we might not be successful in retaining A4’s employees. If we experience a higher than normal turnover rate for A4 employees, we may not be able to effectively integrate A4’s systems and operations.

We may fail to attract new customers or lose current customers as a result of the A4 acquisition.

The A4 acquisition may cause disruptions, including potential loss of customers and other business partners, in our or A4’s business, which could adversely affect our business, financial condition and results of operations. We may experience difficulty in supporting and transitioning A4’s customers, and, consequentially, certain of our current or potential new customers may cancel or defer requests for our services. In addition, certain of A4’s healthcare technology solutions target markets in which we have limited direct prior experience, including the market for practice and care management solutions and offerings to hospitals and smaller physician practice groups. If we fail to attract new customers or generate additional business from our current customers, we may not achieve our planned growth.

If A4 has failed or fails to comply with existing laws, government regulations and industry initiatives applicable to its operations, we could be harmed.

As a participant in the highly regulated healthcare industry, A4’s operations, as well as those of its customers, are or may be subject to federal, state and local government regulation. If A4 has failed or fails to comply with healthcare laws and regulations, or A4’s products cannot be used by its customers in a manner that complies with healthcare laws and regulations, we could be subject to penalties for such violations and otherwise may be harmed.

Risks Related to Our Common Stock

Because of certain features of our outstanding 3.50% convertible senior debentures and anti-takeover provisions under Delaware law and in our organizational documents, a takeover of us may be difficult, and you may be prevented from obtaining an optimal price for our shares of common stock in the event of a takeover of us.

We are required to increase the conversion rate on our 3.50% convertible senior debentures that are converted in connection with certain change of control transactions that occur on or prior to July 15, 2009, which effectively increases the cost of a takeover of the company. In addition, in the event of a change of control of the company, subject to certain exceptions, holders of the debentures have the right to require us to repurchase in cash all or any portion of their debentures. These features may in certain circumstances make more difficult or discourage such a takeover. Additionally, certain provisions of Delaware law and our amended and restated certificate of incorporation, as amended, and by-laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions:

•	authorize the issuance of preferred stock that can be created and issued by our board of directors without prior stockholder approval to increase the number of outstanding shares and deter or prevent a takeover attempt;

•	prohibit common stockholder action by written consent, thereby requiring all common stockholder actions to be taken at a meeting of our common stockholders;

•	prohibit cumulative voting in the election of directors, which would otherwise enable less than a majority of stockholders to elect director candidates;

•	limit the ability of stockholders to call special meetings of stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	provide for a classified board of directors, expanding the time required to change the composition of a majority of directors.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control of us.

Future sales of our common stock in the public market could adversely affect the trading price of our common stock that we may issue and our ability to raise funds in new securities offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of March 10, 2006, we had approximately:

•	51,937,184 shares of common stock outstanding;

•	3,333 shares of common stock reserved for issuance upon exercise of outstanding warrants;

•	8,017,804 shares of common stock reserved and available for issuance pursuant to stock options and other awards outstanding under our stock plans at a weighted average exercise price of $7.22 per share;

•	752,857 additional shares of common stock reserved and available for issuance under our stock plans;

•	395,000 shares of unvested restricted common stock to employees and directors; and

•	7,329,424 shares of common stock reserved for issuance upon conversion of our outstanding 3.50% convertible senior debentures. The number of shares issuable upon conversion of these debentures is subject to adjustment from time to time pursuant to anti-dilution provisions.

On February 21, 2006, we entered into a purchase agreement with GE, IDX and IDX Investment Corporation, a wholly owned subsidiary of IDX (which entities we collectively refer to as the “GE Entities”), pursuant to which we agreed to repurchase from IDX 1,250,000 shares of our common stock. The repurchase of these shares closed on March 9, 2006. The terms of the purchase agreement also provide that the GE Entities will not sell any of the remaining shares of our common stock owned by them for 60 days starting on February 22, 2006, which was the date we priced on our public offering of stock, subject to certain exceptions. On March 10, 2006, IDX beneficially owned 5,827,138 shares of our common stock or approximately 11.2% of our outstanding shares. We are a party to a stock rights and restrictions agreement with IDX which may impose restrictions on the ability of the GE Entities to sell shares of our common stock after the expiration of the 60-day period described above and the manner of such future sales. However, the GE Entities retain the ability to sell substantial amounts of our common stock in the public market. Sales of substantial amounts of our common stock by the GE Entities in the public market, or the perception that such sales could occur, could adversely affect the prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity related securities.

In connection with our acquisition strategy, we may issue shares of our common stock as consideration in other acquisition transactions. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

Our outstanding 3.50% convertible senior debentures are convertible at the option of the holders into shares of our common stock, subject to the certain conditions set forth in the indenture governing these debentures. Any shares of common stock issued on conversion of these debentures and subsequently sold will be freely tradable in the public markets without restriction. In addition, we will be required to repurchase these debentures following certain change in control events relating to us, and the holders of these debentures will have the option to require us to purchase all or a portion of their debentures on July 15, 2009, July 15, 2014 and July 15, 2019. The conversion of these debentures into common stock or the issuance of common stock to pay the purchase price of any such debentures could result in the issuance of a substantial number of shares of our common stock and substantial dilution to our stockholders.

Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.

Our board of directors is authorized to issue up to 1,000,000 shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights (except that shares of preferred stock may not have more than one vote per share), dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to the holders of our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.

If we fail to maintain the adequacy of our internal controls, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could have an adverse effect on the price of our common stock.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock is volatile and could fluctuate significantly in response to the factors described above and other factors, many of which are beyond our control, including:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new services or products by our competitors or us;

•	changes in financial estimates by securities analysts;

•	conditions and trends in the electronic healthcare information, Internet, e-commerce and pharmaceutical markets; and

•	general market conditions and other factors.

In addition, the stock markets, especially the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many technology companies and Internet-related companies in particular. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions such as recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. Volatility in the market price for our common stock may result in the filing of securities class action litigation.

Our quarterly operating results may vary.

Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, some of which we have no control over, including customers’ budgetary constraints and internal acceptance procedures, seasonal variances in demand for our products and services, the sales, service and implementation cycles for our clinical software products and physician education products and services, potential downturns in the healthcare market and in economic conditions generally, and other factors described in this “Risk Factors” section. For instance, all other factors aside, sales of our prepackaged medications have historically been highest in the third and fourth quarters. Sales of our software products have also historically been highest in the fourth quarter.

We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue than expected, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. In addition, our product sales cycle for larger sales is lengthy and unpredictable, making it difficult to estimate our future bookings for any given period. If we do not achieve projected booking targets for a given period, securities analysts may change their recommendations on our common stock. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Conversion of the 3.50% convertible senior debentures will dilute the ownership interest of our stockholders, including holders who had previously converted their debentures.

The conversion of some or all of our 3.50% convertible senior debentures will dilute the ownership interests of our stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Chicago, consists of approximately 13,000 square feet and includes corporate administration, finance, education, and some sales and marketing personnel. The corporate headquarters lease expires in December 2014.

Our repackaging and operating facilities are located in Libertyville, Illinois, in approximately 62,000 square feet of space under a lease that expires in June 2009. We lease an additional 4,000 square feet of space of repackaging facilities in Grayslake, Illinois, under a lease that expires in June 2007. We also maintain offices for sales, marketing, operations and development efforts in Louisville, Kentucky, with approximately 8,400 square feet under a lease that expires in June 2006; in Port Townsend, Washington, with approximately 2,900 square feet under a lease that expires in March 2007; and in Burlington, Vermont, with approximately 15,000 square feet under a lease that expires in September 2006.

As a result of the A4 acquisition on March 2, 2006, we own the former corporate headquarters of A4 in Cary, North Carolina, consisting of approximately 55,000 square feet. We also lease an approximately 7,400 square foot warehouse facility in Morrisville, North Carolina, which expires in September 2010, approximately 4,900 square feet of office space in Austin, Texas under a lease that expires in January 2008, approximately 1,800 square feet of office space in Round Rock, Texas under a lease that expires in October 2007, approximately 15,200 square feet of office space in Nashua, New Hampshire under a lease that expires in October 2008 and approximately 3,000 square feet of office space in Novi, Michigan under a lease that expires in August 2007. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

Beginning in 1999, we became a defendant in various multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, we are one of many defendants, including manufacturers and other distributors of these drugs. We do not believe we have significant liability incident to the distribution or repackaging of these drugs, and we have tendered defense of these lawsuits to our insurance carrier for handling. In addition, we have been indemnified by the primary manufacturer of the drugs at issue in these cases. We believe that it is unlikely that we are responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability we will have with respect to the claims made in these lawsuits. If our insurance coverage and our indemnity from the drug manufacturer is inadequate to satisfy any resulting liability, we will have to defend these lawsuits and be responsible for the damages, if any, that we suffer as a result of these lawsuits. We do not believe that the outcome of these lawsuits will have a material adverse effect on our financial condition or results of operations.

In addition, we are involved in litigation incidental to our respective businesses from time to time. We are not currently involved in any litigation in which we believe an adverse outcome would have a material adverse effect on our business, financial condition, results of operations or prospects.

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

	High	Low
Year Ended December 31, 2005
First Quarter	$14.97	$9.36
Second Quarter	$17.25	$12.67
Third Quarter	$18.73	$15.97
Fourth Quarter	$17.73	$13.17

Year Ended December 31, 2004
First Quarter	$10.00	$5.26
Second Quarter	$11.05	$7.50
Third Quarter	$9.00	$5.50
Fourth Quarter	$10.67	$8.64

On January 31, 2006, we had approximately 295 holders of record of common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available cash to finance our operations and do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant.

There were no repurchases of common stock during the fourth quarter of 2005, however, we did repurchase 1,250 shares of common stock from IDX on March 9, 2006. We paid $21,078, which is based on 95% of the February 22, 2006 public offering price of $17.75.

Item 6. Selected Financial Data

You should read the selected consolidated financial data shown below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the two years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from the consolidated financial statements audited by Grant Thornton LLP, which are included elsewhere in this report. The consolidated statements of operations data for the year ended December 31, 2003 are derived from the consolidated financial statements audited by KPMG LLP, which are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002, and 2001 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2005	2004	2003(1)	2002(2)	2001(2)(3)
	(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$120,564	$100,770	$85,841	$78,802	$70,917
Cost of revenue	65,689	58,122	55,169	58,931	64,083
Restructuring and other charges	—	—	—	—	2,201

Gross profit	54,875	42,648	30,672	19,871	4,633
Operating expenses:
Selling, general and administrative expenses	43,304	37,653	35,980	36,083	57,407
Amortization of intangibles	1,744	1,752	951	540	55,095
Stock-based compensation expense	604	—	78	329	501
Asset impairment charge	—	—	—	—	354,984
Restructuring and other charges	—	—	—	600	6,435
Write-off of acquired in-process research and development	—	—	—	—	3,000

Income (loss) from operations	9,223	3,243	(6,337)	(17,681)	(472,789)

Interest income	4,128	1,675	1,384	2,406	5,055
Interest expense	(3,516)	(1,717)	—	—	—
Other income (expense), net	(125)	(93)	(26)	42	259

Income (loss) before income taxes	9,710	3,108	(4,979)	(15,233)	(467,475)
Income tax benefit	—	—	—	—	48,544

Net income (loss)	$9,710	$3,108	($4,979)	($15,233)	($418,931)

Net income (loss) per share—basic	$0.24	$0.08	($0.13)	($0.40)	($11.07)

Net income (loss) per share—diluted	$0.23	$0.07	($0.13)	($0.40)	($11.07)

Adjusted net income (loss) per share—diluted(4)	$0.24	$0.07	($0.13)	($0.40)	($11.07)

Weighted-average shares used in computing basic net income (loss) per share	40,045	38,979	38,621	38,337	37,835

Weighted-average shares used in computing diluted net income (loss) per share	43,068	41,592	38,621	38,337	37,835

Other Operating Data:
Software and related services revenue	$65,166	$44,121	$28,366	$19,921	$17,093
Prepackaged medication revenue	45,609	44,733	46,172	49,298	49,672
Information services revenue	9,789	11,916	11,303	9,583	4,152

Total revenue	$120,564	$100,770	$85,841	$78,802	$70,917

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$146,063	$128,239	$51,309	$65,286	$78,290
Working capital	113,317	34,914	17,392	44,426	46,361
Goodwill and intangible assets, net	22,911	24,546	26,359	4,793	5,516
Total assets	220,964	194,177	110,392	104,353	117,444
Long-term debt	82,500	82,500	—	—	—
Total stockholders’ equity	98,419	78,693	83,390	85,821	98,634

(1)	On August 1, 2003, Allscripts acquired 100% of the outstanding common stock of AIC. On August 8, 2003, Allscripts acquired certain assets and assumed certain liabilities of RxCentric.
(2)	In July 2001, Allscripts announced and began implementation of a restructuring plan to realign its organization, prioritize its initiatives around high-growth areas of its business, focus on profitability, reduce operating expenses, and focus sales and service efforts on larger physician practices, academic medical centers, and integrated delivery networks. During 2001, Allscripts recorded charges of $1,053 related to the termination of certain agreements and non-cancelable leases, $4,266 related to the termination of unprofitable customer contracts, and $3,317 related to severance and related benefits for workforce reduction. During 2002, Allscripts recorded $414 for severance costs in connection with the departure of the former chief financial officer and an additional charge of $186 for remaining workforce reductions.
(3)	On January 8, 2001, Allscripts acquired ChannelHealth, Inc. (“ChannelHealth”), a business unit of IDX. In addition to the acquisition, Allscripts and IDX entered into a 10-year strategic alliance, which was amended on January 18, 2006.
(4)	On December 30, 2005, our Board of Directors approved a plan to accelerate vesting of certain options to purchase approximately 1,291 shares of our common stock awarded under our stock plans that were due to fully vest by August 1, 2007. The exercise prices of the affected stock options range from $2.77 to $10.67 per share. As a result of the acceleration, we recognized an additional non-cash, non-recurring stock-based compensation expense of approximately $518. Management believes that the presentation of adjusted net income per share—diluted is useful to provide investors with a more direct comparison of changes in our results of operations over the periods shown without the effect of this non-operating, non-recurring charge. A reconciliation of adjusted net income per share—diluted to net income per share—diluted is as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per-share data)
Net income (loss)	$9,710	$3,108	($4,979)	($15,233)	($418,931)
Add: Stock-based compensation charge for acceleration of options	518	—	—	—	—

Net income (loss) excluding stock-based compensation charge for acceleration of options	$10,228	$3,108	($4,979)	($15,233)	($418,931)

Net income (loss) per share—diluted	$0.23	$0.07	($0.13)	($0.40)	($11.07)
Add: Stock-based compensation charge for acceleration of options	0.01	—	—	—	—

Adjusted net income (loss) per share—diluted	$0.24	$0.07	($0.13)	($0.40)	($11.07)

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

Overview

Allscripts Healthcare Solutions, Inc. is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare. Our business groups provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide clinical software applications, including EHR, e-prescribing and document imaging solutions through our Clinical Solutions Group. Additionally, we provide clinical education and information solutions for physicians and patients through our Physicians Interactive Group, along with physician-patient connectivity solutions through our partnership with Medem. We also provide prepackaged medication fulfillment services through our Medication Services Group.

We report our financial results utilizing three business segments: software and related services segment; information services segment; and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our Clinical Solutions Group, such as TouchWorks and TouchScript offerings. TouchWorks is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters, and capturing charges, among others. TouchWorks has the functionality to handle the complexities of large physician practices, while also addressing the needs of mid-sized physician practice groups. TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy or mail order facility. TouchScript can be a starting point for medical groups to seamlessly transition over time to a complete EHR.

On March 2, 2006, we completed our acquisition of A4, which will allow us to reach new markets such as the small and mid-sized physician practice groups that are seeking either a practice management system or a combined EHR and practice management solution and hospitals that are seeking EDIS and care management solutions. The A4 acquisition will also enable us to extend our product offerings by allowing us to independently offer an integrated solution that combines our EHR solution with A4’s practice management system. We intend to classify A4’s operating results in the software and related services segment as of the date of acquisition.

In our information services segment, our key product offerings are Physicians Interactive, Patients Interactive and Enterprise eMarketing Solution, which we recently introduced. Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers, and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states, which promotes more informed decision-making, increased efficiency, and ultimately higher quality patient care. Other elements of the Physicians Interactive platform include e-surveys, clinical updates, resource centers, key opinion leader materials, and other physician relationship management services. Patients Interactive is a web-based solution that enables physician-directed patient education, promoting medication adherence and compliance, and disease management. Through our partnership with Medem, our Patients Interactive and TouchWorks solutions also provide physicians and patients with a tool for secure online consultations, automated disease management services and personal health records. Enterprise eMarketing Solution provides pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The Enterprise eMarketing solution incorporates a full suite of online tools, including campaign management, physician communication and education, sample and rep requests, as well as e-Detailing opportunities.

Finally, our prepackaged medications segment is comprised of our Medication Services Group. This group provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers.

The composition of our revenue by segment is as follows:

	Quarter Ended
	2005				2004
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Unaudited)
Software and related services	$18,249	$16,462	$16,145	$14,310	$14,306	$10,986	$9,934	$8,895
Prepackaged medications	12,789	11,496	11,489	9,835	9,342	11,811	12,396	11,184
Information services	3,159	2,680	1,900	2,050	2,665	2,897	3,278	3,076

Total revenue	$34,197	$30,638	$29,534	$26,195	$26,313	$25,694	$25,608	$23,155

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

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, stock-based compensation expense, facilities costs, depreciation and amortization, general operating expenses, non-capitalizable product development expenses, and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment.

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

Revenue Recognition

Revenue from software licensing arrangements where the service element is considered essential to the functionality of the other elements of the arrangement is accounted for under the provisions of American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires that management make estimates of the total value of the contract as well as the percentage of the contract that has been completed as of the end of each period. Changes in circumstances may cause management’s estimates of the value of the contract or the effort required to complete the services to change. The changes may cause us to adjust upward or downward the amount of revenue recognized or recognize less revenue than anticipated through the completion of the project.

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

Investment in Promissory Note and Minority Interest

Allscripts holds an investment in Medem totaling $2,600 as of December 31, 2005. The investment has been accounted for under the cost basis of accounting and is recorded in other assets in the consolidated balance sheet. The investment consists of a $2,100 note receivable from and a $500 minority interest in Medem. The fair value of the investment is dependent upon the actual financial performance of Medem, its market value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record an impairment charge.

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

Results of Operations

The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Year Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	54.5	57.7	64.3

Gross profit	45.5	42.3	35.7
Operating expenses:
Selling, general and administrative expenses	35.9	37.4	41.9
Amortization of intangibles	1.5	1.7	1.1
Stock-based compensation expense	0.5	—	0.1

Income (loss) from operations	7.6	3.2	(7.4)
Interest income	3.4	1.7	1.6
Interest expense	(2.9)	(1.7)	—
Other income (expense), net	(0.1)	(0.1)	—

Income (loss) from operations before income taxes	8.0	3.1	(5.8)
Provision for income taxes	—	—	—

Net income (loss)	8.0%	3.1%	(5.8)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Software and Related Services

Software and related services revenue for the year ended December 31, 2005 increased 47.7%, or $21,045, from $44,121 in 2004 to $65,166 in 2005. The increase is attributable to an increase in our installed customer base, an increase in hardware revenue as a result of obtaining certain large contracts in 2005 and an increase in maintenance revenue, as customers typically continue maintenance with us. We also experienced a number of existing customers converting their subscription contracts into licenses in 2005, and certain existing customers purchasing additional software licenses to resell to local and regional small physician groups.

Gross profit for software and related services for the year ended December 31, 2005 increased 47.4%, or $13,396, from $28,263 in 2004 to $41,659 in 2005. The increase in gross profit is a result of an increase in the overall installed customer base, an increase in hardware revenue, and an increase in maintenance revenue, combined with the continued focus in reducing our costs of implementation and training, and due to a decrease in royalties as a percent of revenue. In addition, the improvement in gross profit during 2005 reflects an increase in the number of customers converting subscription contracts to licenses and the recognition of higher margin revenue associated with add-on license sales to existing customers, including licenses purchased by such customers for resale to external local and regional physician groups. Gross profit for software and related services as a percentage of revenue decreased from 64.1% in 2004 to 63.9% in 2005. This slight decrease is due to a larger percentage of our 2005 revenue being comprised of lower margin hardware sales and due to the recognition of additional capitalized software amortization as a percentage of 2005 revenue.

Operating expenses for software and related services for the year ended December 31, 2005 increased 18.5%, or $3,624, from $19,630 in 2004 to $23,254 in 2005. The increase is primarily the result of an increase in compensation and commissions expense, as we expanded our sales and marketing resources in 2005 to meet increased demand for our EHR solutions, an increase in bad debt expense, which is attributable to our increase in revenue, and due to lower capitalized software costs. We capitalized $2,796 and $3,949 of software development costs for the years ended December 31, 2005 and 2004, respectively, pursuant to Financial Accounting Standards (“FAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” These increases were offset by lower non-capitalizable research and development expense in 2005 compared to 2004.

Prepackaged Medications

Prepackaged medications revenue for the year ended December 31, 2005 increased 2.0%, or $876, from $44,733 in 2004 to $45,609 in 2005. The increase is primarily due to an increase in revenue from wholesale customers from $7,751 in 2004 compared to $13,202 in 2005, as a result of fulfilling available demand, and due to the inclusion of flu vaccine sales in the fourth quarter of 2005, that were not available to us in the fourth quarter of 2004 because of the lack of supply in the United States as a result of manufacturing problems by one of the main flu vaccine suppliers. These increases were offset by lost sales of COX-2 inhibitors that resulted from the Vioxx recall announced on September 30, 2004 and lost sales as a result of Hurricane Katrina.

Gross profit for prepackaged medications for the year ended December 31, 2005 decreased 15.9%, or $1,426, from $8,989 in 2004 to $7,563 in 2005. Gross profit as a percentage of revenue decreased from 20.1% in 2004 to 16.6% in 2005. The decrease in both gross profit and gross profit as a percentage of revenue is due to an overall reduction in the volume of prepackaged medications sold on a year over year basis and an increase in lower margin revenue to wholesale customers.

Operating expenses for prepackaged medications for the year ended December 31, 2005 increased $112, or 6.5%, from $1,714 in 2004 to $1,826 in 2005. The increase is primarily due to an increase in sales and marketing headcount and related salary and benefits.

Information Services

Information services revenue for the year ended December 31, 2005 decreased 17.8%, or $2,127, from $11,916 in 2004 to $9,789 in 2005. The decrease is due to a decline in the number of e-detailing sessions completed during 2005 compared to 2004. The decrease in e-detailing sessions reflects the challenging sales environment experienced in 2004 as a result of the Office of Inspector General highlighting certain issues regarding physician marketing activities by pharmaceutical manufacturers in 2003 and, in some cases, customer cancellations of second and third program waves of a contract. The decrease was offset by revenue recognized from program early termination fees, accelerated development revenue on cancelled programs, and revenue recorded from the development and hosting of an e-marketing platform solution.

Gross profit for information services increased 4.8%, or $257, from $5,396 in 2004 to $5,653 in 2005. Gross profit as a percentage of revenue increased from 45.3% in 2004 to 57.7% in 2005. The increases in both gross profit and gross profit as a percentage of revenue are primarily due to the recognition of additional program early termination fees, the recognition of development revenue on cancelled programs, lower certificate reward redemption rate estimates and revenue from certain higher-margin programs, offset by a lower number of e-detailing programs completed in 2005 compared to 2004.

Operating expenses for information services decreased 7.4%, or $232, from $3,142 in 2004 to $2,910 in 2005. The decrease is primarily the result of lower marketing expenditures, a higher level of capitalizable research and development efforts and lower commission expense, which is reflective of the revenue decrease in the information services segment.

Unallocated Corporate Expenses

Unallocated corporate expenses for the year ended December 31, 2005 increased 18.4%, or $2,743, from $14,919 in 2004 to $17,662 in 2005. The increase is due to an overall increase in corporate salaries expense, which is reflective of an increase in headcount in order to support the growth of our business, standard salary increases, additional marketing expenses and information system consulting expenses related to improvements in our operating systems, offset by a decrease in bad debt expense due to the ability to collect on certain previously determined doubtful accounts. The results of 2005 also reflect a $518 non-cash, stock-based compensation charge in the fourth quarter of 2005 related to the accelerated vesting of certain options. In addition, 2004 results reflect a $400 legal settlement received in first quarter of 2004, which was offset against corporate expenses.

Interest Income

Interest income for the year ended December 31, 2005 increased 146.4%, or $2,453, from $1,675 in 2004 to $4,128 in 2005. The increase is primarily related to interest income earned for the full year of 2005 on the net proceeds received from the issuance of our Senior Convertible Debentures (“Notes”) completed in July 2004 and due to positive cash flow generated in 2005 which resulted in additional investment purchases, as well as more favorable interest rates experienced in 2005 than in 2004. Total net proceeds received from the 2004 offering amounted to $79,612, offset by $11,250, which we used for the repurchase of approximately 1,399 shares of our common stock.

Interest Expense

We incurred $3,516 and $1,717 of interest expense for the years ended December 31, 2005 and 2004, respectively. The increase in interest expense is the result of our Notes being outstanding for the full year of 2005 compared to 2004. In connection with the issuance, we incurred $2,888 of debt issuance costs. Interest expense for both periods includes debt issuance cost amortization expense of $628 and $313 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes

No tax provision or tax benefit for income taxes was recorded for the year ended December 31, 2005 or 2004 due to the fact that any current year income tax liability would be offset by the net operating loss carryforward, which resulted from prior year losses.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

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

Income Taxes

No tax provision or tax benefit for income taxes was recorded for the year ended December 31, 2004 or 2003 due to the fact that any current year income tax liability would be offset by the net operating loss carryforward, which resulted from prior year losses.

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2005. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature except the non-cash, stock-based compensation charge incurred in the 4th quarter as discussed above, that are necessary for a fair presentation of the results for these periods. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary.”

	Quarter Ended
	2005				2004
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(unaudited)
Statements of Operations Data:
Revenue	$34,197	$30,638	$29,534	$26,195	$26,313	$25,694	$25,608	$23,155
Cost of revenue	18,630	17,378	15,653	14,028	13,977	14,617	15,519	14,009

Gross profit	15,567	13,260	13,881	12,167	12,336	11,077	10,089	9,146
Operating expenses:
Selling, general and administrative expenses	11,510	9,979	11,458	10,357	10,337	9,453	9,103	8,760
Stock-based compensation expense	558	46	—	—	—	—	—	—
Amortization of intangibles	436	436	436	436	441	437	445	429

Income (loss) from operations	3,063	2,799	1,987	1,374	1,558	1,187	541	(43)
Interest income	1,230	1,064	957	877	802	436	220	217
Interest expense	(880)	(880)	(878)	(878)	(884)	(833)	—	—
Other income (expense), net	(10)	(43)	(33)	(39)	(73)	(48)	(65)	93

Income before income taxes	3,403	2,940	2,033	1,334	1,403	742	696	267
Income taxes	—	—	—	—	—	—	—	—

Net income	$3,403	$2,940	$2,033	$1,334	$1,403	$742	$696	$267

Net income per share—basic	$0.08	$0.07	$0.05	$0.03	$0.04	$0.02	$0.02	$0.01

Net income per share—diluted	$0.08	$0.07	$0.05	$0.03	$0.03	$0.02	$0.02	$0.01

Our quarterly gross profits improved during 2005 compared to 2004 primarily due to the growth in our higher margin software and related services revenue, combined with the reduction of related costs of implementation, training, and royalties as a percent of revenue. The gross margin improvements during 2005 were partially offset by an increase in the quarterly amortization of capitalized software in 2005 compared to 2004 and the increase in lower margin wholesale revenue in 2005 compared to 2004 in our prepackaged medications segment.

Starting in the third quarter of 2005, we incurred stock-based compensation expense related to the issuance of restricted stock. In the fourth quarter of 2005, we incurred a $518 (approximately $0.01 per share) non-cash, stock-based compensation charge related to the accelerated vesting of certain options. We incurred interest expense starting in the second half of 2004 due to the issuance of the Notes. The proceeds from the Notes also attributed to the increase in interest income and interest expense in the second half of 2004.

Liquidity and Capital Resources

At December 31, 2005 and 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $146,063 and $128,239, respectively. The increase of $17,824 is primarily due to $16,507 in net cash provided by operations and $9,482 of proceeds received from the exercise of stock options, partially offset by the payment of $1,716 in purchase price holdback obligations related to the acquisition of AIC, additional funding of $1,050 to Medem, $3,186 in capitalized software and website development costs, and $1,958 in capital expenditures.

Net cash provided by operating activities was $16,507 for the year ended December 31, 2005, which was primarily due to net income of $9,710, adjusted for non-cash reconciling items of $7,736, an increase in accounts payable and accruals of $5,987, offset by payments of interest on our Notes totaling $2,960 and an increase in accounts receivable of $8,402, as a result of higher sales volume experienced during 2005 compared to 2004.

Our working capital increased by $78,403 during the year ended December 31, 2005 from $34,914 at December 31, 2004 to $113,317 at December 31, 2005. The increase is mainly due to an increase in our cash, cash equivalents, and short-term marketable securities as a result of positive cash inflow from operating activities, as well as a change in the mix of our marketable securities portfolio from long-term marketable securities to short-term marketable securities, which was done in anticipation of the A4 acquisition. At December 31, 2005, we had an accumulated deficit of $545,700 compared to $555,410 at December 31, 2004.

Future Capital Requirements

At December 31, 2005, we had cash, cash equivalents and marketable securities of $146,063. On March 2, 2006, we acquired all of the outstanding equity interests in A4 for approximately $283,775, which is subject to a working capital adjustment as defined in the Merger Agreement (estimated to be an additional payment of $11,400 as of February 28, 2006), of which $215,000 was paid in cash and approximately $68,775 was paid through the issuance of 3,500 shares of our common stock (based on the last reported sale price of $19.65 per share of our common stock on the Nasdaq National Market (“Nasdaq”) on March 2, 2006). The cash component of the A4 purchase price was partially funded through the completion of our public offering of 8,395 shares of our common stock on February 28, 2006, which generated approximately $140,711 in net proceeds after deducting underwriting discounts and commissions and estimated expenses. All of the proceeds received from the sale of common stock were used to fund the acquisition of A4.

On March 9, 2006, we repurchased 1,250 shares of our common stock from IDX. We paid approximately $21,078 for the shares, which is based on the February 22, 2006 public offering price of $17.75 and after deducting a standard underwriting discount and commission. On February 7, 2006, we also funded an additional convertible secured promissory note from Medem in a principal amount of $500 under a contract signed in November 2005.

We believe that our cash flow from operations in 2006 and our remaining net cash, cash equivalents and marketable securities will be sufficient to meet our working capital, capital expenditures, and contractual obligations and investment needs of our current business for the next twelve months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations in 2006, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations as of December 31, 2005 and those known through the date of this report and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	2006	2007-2008	2009-2010	2011+
Contractual obligations:
Cash purchase price for A4 common stock	$215,000	$215,000	$—	$—	$—
Estimated A4 acquisition working capital adjustment	11,400	11,400	—	—	—
A4 acquisition related costs	4,000	4,000	—	—	—
Share repurchase from IDX	21,078	21,078	—	—	—
3.5% Notes*	82,500	—	—	—	82,500
Semi-annual interest due on the 3.5% Notes*	54,140	2,888	5,776	5,776	39,700
Acquisition payment obligation*	84	84	—	—	—
Non-cancelable operating leases*	6,527	1,975	2,091	1,032	1,429
Obligation under Medem Promissory Note Purchase Agreement*	500	500	—	—	—
Other contractual obligations*	1,305	596	709	—	—

Total contractual obligations	$396,534	$257,521	$8,576	$6,808	$123,629

*	Indicates a contractual obligation as of December 31, 2005.

On March 2, 2006, we acquired all of the outstanding equity interests in A4 for approximately $283,775 which is subject to a working capital adjustment as defined in the Merger Agreement (estimated to be an additional payment of $11,400 as of February 28, 2006), of which $215,000 was paid in cash and approximately $68,775 was paid through the issuance of 3,500 shares of our common stock (based on the last reported sale price of $19.65 per share of our common stock on the Nasdaq on March 2, 2006). The cash component of the A4 purchase price was partially funded through the completion of our public offering of 8,395 shares of our common stock on February 28, 2006, which generated approximately $140,711 in net proceeds after deducting underwriting discounts and commissions and estimated expenses. As a result of the A4 acquisition, we incurred investment banking fees, a loan commitment fee for securing bridge financing, legal, accounting, and other deal related obligations of approximately $4,000 that will be paid in 2006.

In connection with the A4 acquisition, we assumed certain commitments and contractual obligations, including operating leases, a note payable and a purchase commitment to purchase perpetual software licenses. We anticipate total obligations under these contracts approximate $4,800 to $5,000 to be paid over the next ten years. These obligations are not included in the table above.

On March 9, 2006, we repurchased 1,250 shares of our common stock from IDX. We paid $21,078, which is based on 95% of the February 22, 2006 public offering price of $17.75 and after deducting a standard underwriting discount and commission. On February 7, 2006, we funded an additional convertible note from Medem in a principal amount of $500 under a contract signed in November 2005.

In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. The Notes were convertible in the third and fourth quarter of 2005, however, cease to be convertible beginning on January 1, 2006 by virtue of the last reported sale price for Allscripts’ common stock not having exceeded $14.63 for twenty consecutive days in the thirty-day period prior to December 31, 2005. No notes were converted during the period the Notes were convertible. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

Our AIC acquisition payment obligation consists of $84 as of December 31, 2005. The original AIC acquisition holdback provision amounted to $1,800. In the first half of 2005, we paid $1,763 of the holdback provision, which included $47 of accrued interest. The remaining payment of $84 will occur upon the receipt of the required acknowledgement from the AIC stockholders.

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of December 31, 2005 and 2004, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $125. As of December 31, 2005 and 2004, no amounts had been drawn on the letters of credit.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. FAS 123(R) replaces FAS 123 and supersedes APB 25. Allscripts continued to apply APB 25 to equity-based compensation awards through December 31, 2005 and will adopt FAS 123(R) as of January 1, 2006 using the modified prospective transition method. Allscripts estimates the non-cash compensation charge for unvested options as of December 31, 2005 to be approximately $450 for 2006.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 requires restatement of prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, FAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Allscripts does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In June 2005, EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Allscripts is evaluating this EITF as it relates to leasehold improvements acquired in the A4 acquisition completed on March 2, 2006.

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Allscripts does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

As of December 31, 2005, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of December 31, 2005, we had cash, cash equivalents and marketable securities in financial instruments of $146,063. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of December 31, 2005, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income by approximately $1,461.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. as of December 31, 2005 and 2004, and the results of its operations, its changes in stockholders’ equity and comprehensive income (loss) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment and the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Allscripts Healthcare Solutions, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

February 19, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A that Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Allscripts Healthcare Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO. Also in our opinion, Allscripts Healthcare Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Allscripts Healthcare Solutions, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 15, 2006

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$60,905	$16,972
Marketable securities	54,408	22,796
Accounts receivable, net of allowances of $2,337 and $3,010 in 2005 and 2004, respectively	29,244	21,382
Other receivables	502	627
Inventories	2,174	2,372
Prepaid expenses and other current assets	5,811	3,571

Total current assets	153,044	67,720
Long-term marketable securities	30,750	88,471
Fixed assets, net	2,753	2,366
Software development costs, net	6,409	6,270
Intangible assets, net	9,151	10,833
Goodwill	13,760	13,713
Other assets	5,097	4,804

Total assets	$220,964	$194,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,630	$5,981
Accrued expenses	11,489	9,568
Accrued compensation	2,302	2,650
Deferred revenue	17,306	14,607

Total current liabilities	39,727	32,806
Long-term debt	82,500	82,500
Other liabilities	318	178

Total liabilities	122,545	115,484
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 42,302 and 40,114 shares issued and 40,873 and 38,715 shares outstanding at December 31, 2005 and 2004, respectively	423	401
Less treasury stock:
$0.01 par value, 1,399 shares at December 31, 2005 and 2004	(11,250)	(11,250)
Additional paid-in capital	655,980	645,541
Unearned compensation	(374)	—
Accumulated deficit	(545,700)	(555,410)
Accumulated other comprehensive loss	(660)	(589)

Total stockholders’ equity	98,419	78,693

Total liabilities and stockholders’ equity	$220,964	$194,177

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Software and related services	$65,166	$44,121	$28,366
Prepackaged medications	45,609	44,733	46,172
Information services	9,789	11,916	11,303

Total revenue	120,564	100,770	85,841
Cost of revenue:
Software and related services	23,507	15,858	14,050
Prepackaged medications	38,046	35,744	36,303
Information services	4,136	6,520	4,816

Total cost of revenue	65,689	58,122	55,169
Gross profit	54,875	42,648	30,672
Operating expenses:
Selling, general and administrative expenses	43,304	37,653	35,980
Amortization of intangibles	1,744	1,752	951
Stock-based compensation expense	604	—	78

Income (loss) from operations	9,223	3,243	(6,337)
Interest income	4,128	1,675	1,384
Interest expense	(3,516)	(1,717)	—
Other expense, net	(125)	(93)	(26)

Income (loss) from operations before income taxes	9,710	3,108	(4,979)

Provision for income tax	—	—	—

Net income (loss)	$9,710	$3,108	($4,979)

Net income (loss) per share—basic	$0.24	$0.08	($0.13)

Net income (loss) per share—diluted	$0.23	$0.07	($0.13)

Weighted-average shares outstanding used in computing basic net income (loss) per share	40,045	38,979	38,621

Weighted-average shares outstanding used in computing diluted net income (loss) per share	43,068	41,592	38,621

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 2002	—	$—	38,427	$385	$638,694	($78)	—	$—	($553,539)	$359	$85,821

Issuance of 623 shares of common stock under option and warrant agreements	—	—	623	6	553	—	—	—	—	—	559
Compensation expense	—	—	—	—	—	78	—	—	—	—	78
Issuance of stock options in connection with acquisitions	—	—	—	—	2,168	—	—	—	—	—	2,168
Net loss	—	—	—	—	—	—	—	—	(4,979)	—	(4,979)
Unrealized loss on marketable securities, net of tax of $0	—	—	—	—	—	—	—	—	—	(257)	(257)

Balance at December 31, 2003	—	$—	39,050	$391	$641,415	$—	—	$—	($558,518)	$102	$83,390

Issuance of 1,064 shares of common stock under option agreements	—	—	1,064	10	4,126	—	—	—	—	—	4,136
Repurchase of common stock	—	—	—	—	—	—	(1,399)	(11,250)	—	—	(11,250)
Net income	—	—	—	—	—	—	—	—	3,108	—	3,108
Unrealized loss on marketable securities, net of tax of $0	—	—	—	—	—	—	—	—	—	(691)	(691)

Balance at December 31, 2004	—	$—	40,114	$401	$645,541	$—	(1,399)	($11,250)	($555,410)	($589)	$78,693

Issuance of 2,158 shares of common stock under option agreements	—	—	2,158	22	9,460	—	—	—	—	—	9,482
Unearned compensation expense related to restricted stock issuance	—	—	30	—	461	(374)	—	—	—	—	87
Stock-based compensation expense related to stock option acceleration	—	—	—	—	518	—	—	—	—	—	518
Net income	—	—	—	—	—	—	—	—	9,710	—	9,710
Unrealized loss on marketable securities, net of tax of $0	—	—	—	—	—	—	—	—	—	(71)	(71)

Balance at December 31, 2005	—	$—	42,302	$423	$655,980	($374)	(1,399)	($11,250)	($545,700)	($660)	$98,419

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,710	$3,108	($4,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,528	4,972	4,932
Stock-based compensation expense	604	—	78
Realized (gain) loss on investments	51	(3)	(95)
Provision for doubtful accounts	553	451	558
Changes in operating assets and liabilities:
Accounts receivable	(8,402)	(3,633)	851
Other receivables	125	(390)	510
Inventories	198	877	739
Prepaid expenses and other assets	(1,702)	741	—
Accounts payable	2,649	(101)	1,301
Accrued expenses	3,686	2,552	1,539
Accrued compensation	(348)	406	(761)
Accrued restructuring and other charges	—	(104)	(1,036)
Deferred revenue	2,699	3,648	1,505
Other liabilities	156	(77)	63

Net cash provided by operating activities	16,507	12,447	5,205
Cash flows from investing activities:
Capital expenditures	(1,958)	(1,623)	(685)
Purchase of marketable securities	(25,907)	(112,262)	(52,162)
Maturities of marketable securities	51,872	38,299	61,881
Investment in promissory note receivable and minority interest	(1,050)	(1,550)	—
Capitalized software and website development costs	(3,186)	(3,962)	(2,400)
Payments for acquisitions	(1,763)	(139)	(16,084)

Net cash provided by (used in) investing activities	18,008	(81,237)	(9,450)
Cash flows from financing activities:
Payments of capital lease obligations	(64)	(72)	(225)
Debt issuance costs	—	(2,888)	—
Issuance of convertible debt	—	82,500	—
Purchase of treasury stock	—	(11,250)	—
Proceeds from exercise of common stock options	9,482	4,136	559

Net cash provided by financing activities	9,418	72,426	334

Net increase (decrease) in cash and cash equivalents	43,933	3,636	(3,911)
Cash and cash equivalents, beginning of year	16,972	13,336	17,247

Cash and cash equivalents, end of year	$60,905	$16,972	$13,336

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share amounts)

1. Nature of Business

Allscripts Healthcare Solutions, Inc. (“Allscripts”) is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare. Our business groups provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide clinical software applications, including electronic health record (“EHR”), electronic prescribing (“e-prescribing”) and document imaging solutions through our Clinical Solutions Group. Additionally, we provide clinical education and information solutions for physicians and patients through our Physicians Interactive Group, along with physician-patient connectivity solutions through our partnership with Medem, Inc. (“Medem”). We also provide prepackaged medication fulfillment services through our Medication Services Group.

We report our financial results utilizing three business segments: software and related services segment; information services segment; and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our Clinical Solutions Group, such as TouchWorks and TouchScript offerings. TouchWorks is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters, and capturing charges, among others. TouchWorks has the functionality to handle the complexities of large physician practices, while also addressing the needs of mid-sized physician practice groups. TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy or mail order facility. TouchScript can be a starting point for medical groups to seamlessly transition over time to a complete EHR.

On March 2, 2006, we completed our acquisition of A4 Health Systems, Inc. (“A4”), which will allow us to reach new markets such as the small and mid-sized physician practice groups that are seeking either a practice management system or a combined EHR and practice management solution and hospitals that are seeking emergency department information systems (“EDIS”) or care management solutions. The A4 acquisition will also enable us to extend our product offerings by allowing us to independently offer an integrated solution that combines our EHR solution with A4’s practice management system. We intend to classify A4’s operating results in the software and related services segment as of the date of acquisition.

In our information services segment, our key product offerings are Physicians Interactive, Patients Interactive and Enterprise eMarketing Solution, which we recently introduced. Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers, and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states, which promotes more informed decision-making, increased efficiency, and ultimately higher quality patient care. Other elements of the Physicians Interactive platform include e-surveys, clinical updates, resource centers, key opinion leader materials, and other physician relationship management services. Patients Interactive is a web-based solution that enables physician-directed patient education, promoting medication adherence and compliance, and disease management. Through our partnership with Medem, our Patients Interactive and TouchWorks solutions also provide physicians and patients with a tool for secure online consultations, automated disease management services and personal health records. Enterprise eMarketing Solution provides pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The Enterprise eMarketing solution incorporates a full suite of online tools, including campaign management, physician communication and education, sample and rep requests, as well as e-Detailing opportunities.

Finally, our prepackaged medications segment is comprised of our Medication Services Group. This group provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Stock-Based Compensation

Allscripts applies the provisions of Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). As allowed by FAS 123, Allscripts has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense has been recognized based on the intrinsic value of compensatory options or shares granted under the plans. Allscripts has adopted the disclosure provisions required by FAS 123.

Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock awards granted, reported net income (loss) per share for the three years ended December 31, 2005 would have been as follows:

	2005	2004	2003
Net income (loss), as reported	$9,710	$3,108	($4,979)
Stock-based compensation cost related to the issuance of stock awards included in net income (loss), as reported	87	—	78
Stock-based compensation cost	(13,083)	(16,468)	(21,506)

Pro forma net loss	($3,286)	($13,360)	($26,407)

Net income (loss) per share—basic, as reported	$0.24	$0.08	($0.13)

Net income (loss) per share—diluted, as reported	$0.23	$0.07	($0.13)

Pro forma net loss per share—basic and diluted	($0.08)	($0.34)	($0.68)

Under FAS 123, compensation expense representing fair value of the stock award is recognized over the vesting period.

For purposes of the FAS 123 pro forma net loss and net loss per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in determining fair value are as follows:

	2005	2004	2003
Risk-free interest rate	3.23%	2.78%	2.23%
Volatility	150%	174%	110%
Dividend rate	—%	—%	—%
Option life (years)	2.7	2.4	3.8

For the years ended December 31, 2005, 2004 and 2003, the weighted-average fair value of options granted was $9.40, $7.28, and $2.62, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. FAS 123(R) replaces FAS 123 and supersedes APB 25. Allscripts continued to apply APB 25 to equity-based compensation awards through December 31, 2005 and will adopt FAS 123(R) as of January 1, 2006 using the modified prospective transition method. Allscripts estimates the non-cash compensation charge for unvested options as of December 31, 2005 to be approximately $450 for 2006.

On December 30, 2005, Allscripts’ Board of Directors approved the accelerated vesting of certain options to purchase approximately 1,291 shares of common stock that were due to fully vest by August 1, 2007. The primary purpose of the accelerated vesting was to eliminate future stock-based employee compensation expense of approximately $5,500 that the Company would have otherwise recognized under FAS 123(R). The exercise prices of the affected stock options range from $2.77 to $10.67 per share. As a result of the acceleration, Allscripts recognized an additional non-cash, non-recurring, stock-based compensation charge of approximately $518 on December 30, 2005.

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

As of December 31, 2005 and 2004, respectively, there were $6,668 and $2,351 of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	December 31,
	2005	2004
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by the Clinical Solutions Group included in our software and related services segment	$12,860	$9,467
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Physicians Interactive Group included in our information services segment	4,446	5,140

Total deferred revenue	$17,306	$14,607

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at December 31, 2005 and 2004 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	December 31,
	2005	2004
Cash and cash equivalents:
Cash	$24,274	$10,093
Money market funds	1,367	381
Corporate debt securities	35,264	6,498

	60,905	16,972
Short-term marketable securities:
U.S. government and agency debt obligations	13,151	5,991
Corporate debt securities	41,257	16,805

	54,408	22,796
Long-term marketable securities:
U.S. government and agency debt obligations	7,810	18,841
Corporate debt securities	22,940	69,630

	30,750	88,471

Total cash, cash equivalents and marketable securities	$146,063	$128,239

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the designation at each balance sheet date. As of December 31, 2005 and 2004, marketable securities were classified as available-for-sale and carried at their fair value, with the unrealized gains and losses reported net-of-tax in a separate component of stockholders’ equity. The components of the net unrealized gain (loss) on marketable securities are as follows:

	As of December 31,
	2005	2004
Short-term marketable securities:
Gross unrealized gains	$14	$2
Gross unrealized losses	(258)	(60)

Net short-term unrealized losses	(244)	(58)
Long-term marketable securities:
Gross unrealized gains	—	7
Gross unrealized losses	(416)	(538)

Net long-term unrealized losses	(416)	(531)

Total net unrealized losses on marketable securities	($660)	($589)

For the years ended December 31, 2005, 2004, and 2003, net realized gains (losses) were ($51), $3, and $95, respectively.

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in other expense, net. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income. There were no other-than-temporary declines for the years ended December 31, 2005, 2004, and 2003.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), but instead tested for impairment at least annually. FAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Allscripts has selected January 1 as the date of its annual impairment test of goodwill. No indicators of impairment were identified as a result of its annual impairment test performed on January 1, 2006.

Intangible assets with estimable useful lives are stated at cost and are amortized using the straight-line method over the remaining estimated economic lives of those assets, including the period being reported on.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), Allscripts reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Investment in Promissory Note and Minority Interest

Allscripts holds an investment in Medem totaling $2,600 and $1,550 as of December 31, 2005 and 2004, respectively. The investment has been accounted for under the cost basis of accounting and is recorded in other assets on the consolidated balance sheets. The investment at December 31, 2005 and 2004 consists of a $2,100 and $1,050 note receivable, respectively, and a $500 minority interest in Medem. The fair value of the investment is dependent upon the actual financial performance of Medem, its market value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record an impairment charge.

Software Development Costs

Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. During 2005, 2004, and 2003, software development costs in the amount of $3,186, $3,949, and $2,400, respectively, were capitalized. The unamortized balance of capitalized software at the end of 2005 and 2004 was $6,409 and $6,270, respectively. Upon the availability for general release, Allscripts commences amortization of the software on a product by product basis. Amortization is recorded based upon the greater of the ratio that current gross revenues for a product are to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product, including the period being reported on, which is estimated to be three years. Amortization of capitalized software development costs amounted to $3,047, $1,719, and $1,043 for 2005, 2004, and 2003, respectively. Software development costs of $3,765, $4,316, and $5,050 have been expensed in 2005, 2004, and 2003, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on Allscripts marketable securities of ($660) and ($589), at December 31, 2005 and 2004, respectively.

The components of comprehensive income (loss) are as follows:

	2005	2004	2003
Net income (loss)	$9,710	$3,108	($4,979)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(71)	(691)	(257)

Comprehensive income (loss)	$9,639	$2,417	($5,236)

Net Income (Loss) Per Share

Allscripts accounts for net income (loss) per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the presentation of “basic” income (loss) per share and “diluted” income (loss) per share. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options.

The components of diluted weighted average common shares outstanding is as follows:

	December 31,
	2005	2004	2003
Weighted average shares outstanding:
Basic	40,045	38,979	38,621
Effect of dilutive securities	3,023	2,613	—

Diluted	43,068	41,592	38,621

FAS 128 requires all anti-dilutive securities, including stock options, be excluded from the diluted earnings per share computation. Because of Allscripts’ net loss for the year ended December 31, 2003, 608 dilutive securities were excluded from the diluted loss per share calculation because the inclusion would have been anti-dilutive.

On September 30, 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). Effective December 15, 2004, contingently convertible debt instruments are subject to the if-converted method under FAS 128, “Earnings Per Share,” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,300 shares and interest expense related to Allscripts’ Notes were excluded from the basic and diluted earnings per share calculation for the years ended December 31, 2005 and 2004, as the effects were anti-dilutive.

Fair Value of Financial Instruments

Cash, cash equivalents and marketable securities are reported at their fair values in the balance sheets with the corresponding mark-to-market adjustments recorded as other comprehensive income (loss) in stockholders’ equity. The carrying amounts reported in the balance sheets for accounts receivable, investment in Medem, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments. Allscripts’ notes receivable from Medem and senior convertible debentures have interest rates that approximate current market values; therefore, the carrying value of both approximate fair value. Letters of credit fair value amounts are based on fees currently charged on similar agreements.

Risks and Uncertainties

Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with one major commercial bank and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements, if appropriate. The provision for doubtful accounts aggregated $553, $451, and $558 in 2005, 2004, and 2003, respectively.

The majority of revenue is derived from customers located in the United States. All long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in 2005, 2004, and 2003.

Allscripts purchases a majority of its drug inventories under a contractual agreement with one wholesaler/distributor, which accounted for approximately 92% and 88% of all inventory purchases during 2005 and 2004, respectively. At December 31, 2005 and 2004, approximately 66% and 42%, respectively, of accounts payable are related to these purchases. Allscripts is exposed to risk of loss of revenue and customers in the event of a breach of contract or nonperformance by this wholesaler/distributor resulting in restriction of or diminished availability of inventory. In addition, if Allscripts does not meet certain minimum purchasing requirements with its primary wholesaler/distributor, it may increase the prices that Allscripts pays under the agreement, in which case Allscripts would have the option to terminate the agreement. However, Allscripts does not anticipate that a breach of contract or any nonperformance will occur. In the event it does, Allscripts believes that there are several other available wholesalers/distributors, which would be able to provide the necessary inventories to Allscripts on a timely basis such that no material loss would occur. As of December 31, 2005, Allscripts believes that it has met all minimum purchase requirements as defined in the agreement with its primary wholesaler/distributor.

Allscripts provides its software customers with a standard product warranty beginning with live use of the software. If a software product is found to have a material defect that causes the product not to operate in accordance with the software specifications, Allscripts will deliver any necessary alterations to the customer.

Beginning in 1999, Allscripts became a defendant in various multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has significant liability incident to the distribution or repackaging of these drugs, and Allscripts has tendered defense of these lawsuits to our insurance carrier for handling. In addition, Allscripts has been indemnified by the primary manufacturer of the drugs at issue in these cases. Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts’ insurance coverage and its indemnity from the drug manufacturer is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that it suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, FAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Allscripts does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Allscripts is evaluating this EITF as it relates to leasehold improvements acquired in the A4 acquisition completed on March 2, 2006.

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Allscripts does not expect the adoption of this standard to have a material effect on its financial statements.

3. Business Combinations

On August 1, 2003, Allscripts acquired 100% of the outstanding common stock of Advanced Imaging Concepts Inc. (“AIC”), a provider of document imaging, scanning and management software for the medical industry. AIC’s results are included in Allscripts’ results of operations from the date of acquisition. The purchase price of $18,981 included the issuance of 474 common stock options in exchange for existing AIC common stock options, with a value of $1,242, and the granting of an additional 431 common stock options, with a value of $1,000. A purchase price holdback obligation totaling $1,800 was established to provide for certain contingencies and financial items, as defined. The holdback period was for eighteen months following the closing of the acquisition. All of the holdback obligation has been paid as of December 31, 2005, with the exception for $84, which will be paid upon the receipt of required acknowledgment from the AIC stockholders. The holdback obligation of $84 and $1,800 as of December 31, 2005 and 2004, respectively, is included in accrued expenses in the consolidated balance sheets.

At the date of acquisition, the estimated fair value of the total assets and liabilities acquired was approximately $21,050 and $2,069, respectively. Allscripts recorded $10,269 and $8,869 of goodwill and intangible assets, respectively, in connection with the acquisition. The $10,269 of goodwill, which was subsequently increased by $11 in 2004 and $47 in 2005 due to additional acquisition obligations, was assigned to the software and related services segment. Of that total amount, none is expected to be deductible for tax purposes. Of the $8,869 of acquired intangible assets, $2,700 was assigned to registered trademarks, which are not subject to amortization. The remaining $6,169 has a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include proprietary technology of $4,600 (5-year weighted-average useful life), customer relationships of $1,520 (10-year weighted-average useful life) and employment agreements of $49 (2-year weighted-average useful life). A deferred tax liability of $3,454, based on the tax effects of non-goodwill intangibles related to the acquisition, was recorded.

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

The following unaudited pro forma financial information presents the combined results of operations of Allscripts, AIC and RxCentric as if the acquisitions had occurred as of January 1, 2003. The unaudited pro forma financial information is not necessarily indicative of what consolidated results of operations actually would have been had the acquisitions been completed at the date indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

Year Ended December 31, 2003
Revenue	$90,514
Net loss	($6,250)
Net loss per share—basic and diluted	($0.16)

On March 2, 2006, we acquired all of the outstanding equity interests in A4 for approximately $283,775, which is subject to a working capital adjustment as defined in the Merger Agreement (estimated to be an additional payment of $11,400 at February 28, 2006), of which $215,000 was paid in cash and approximately $68,775 was paid through the issuance of 3,500 shares of our common stock (see Note 17.)

4. Fixed Assets

Fixed assets as of December 31 consist of the following:

	Estimated Useful Life	2005	2004
Office furniture and equipment	2-7 years	$14,973	$12,833
Service assets	2 years	9,073	9,071
Production and warehouse equipment	5-7 years	1,374	1,368
Leasehold improvements	4-7 years	2,946	3,057
Website development costs	2 years	397	397

		28,763	26,726
Less accumulated depreciation and amortization		(26,010)	(24,360)

Fixed assets, net		$2,753	$2,366

Depreciation and amortization expense was $1,650, $1,492, and $2,974 in 2005, 2004, and 2003, respectively.

5. Goodwill, Intangible Assets and Impairments

The following table summarizes goodwill and intangible assets by asset class. Goodwill at December 31, 2005, consists of $10,465, $594, and $2,701 related to the software and related services, prepackaged medications and information services segments, respectively. Goodwill at December 31, 2004, consists of $10,418, $594, and $2,701 related to the software and related services, prepackaged medications, and information services segments, respectively. In August 2003 Allscripts acquired AIC and RxCentric (see Note 3). The AIC acquisition resulted in $10,327 of goodwill and $8,869 of intangible assets, of which $2,700 was assigned to registered trademarks, which are not subject to amortization. The RxCentric acquisition resulted in $2,701 of goodwill and $500 of intangible assets.

Goodwill and intangible assets as of December 31 consist of the following:

	2005			2004
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets
Proprietary technology	$4,600	$2,184	$2,416	$4,600	$1,249	$3,351
Customer relationships	2,020	519	1,501	2,020	303	1,717
Strategic agreements	4,745	2,211	2,534	4,745	1,680	3,065

	11,365	4,914	6,451	11,365	3,232	8,133

Unamortized intangible assets
Registered trademarks	2,700	—	2,700	2,700	—	2,700
Goodwill	13,760	—	13,760	13,713	—	13,713

	16,460	—	16,460	16,413	—	16,413

Total goodwill and intangible assets	$27,825	$4,914	$22,911	$27,778	$3,232	$24,546

The proprietary technology and customer base intangible assets are being amortized over their average useful lives of approximately 5 years and 10 years, respectively. The strategic agreements are being amortized over their contractual life, which is 10 years. For both years ended December 31, 2005 and 2004, amortization expense related to the intangible assets amounted to $1,682. Estimated amortization expense for the intangible assets that existed as of December 31, 2005 is as follows:

Year Ended December 31
2006	$1,639
2007	1,638
2008	1,248
2009	702
2010	702

6. Investment in Promissory Note Receivable and Minority Interest

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem and certain other investors. Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the Note Purchase Agreement, or the filing of a registration statement with the SEC for public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. As of December 31, 2005 and 2004, Allscripts had funded $2,100 and $1,050, respectively, under the Note Purchase Agreement. The Promissory Note receivable balance is included in other assets in the consolidated balance sheets as of December 31, 2005 and 2004. In February 2006, Allscripts funded an additional $500 convertible secured promissory note under a contract signed in November 2005 (see Note 17).

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Note into 2,100 shares of Medem’s Series A Common Stock. In connection with the transaction described above, Allscripts entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash and is recorded in other assets on the consolidated balance sheets as of December 31, 2005 and 2004. In addition, pursuant to the terms of such agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600.

As of December 31, 2005, we owned 3.1% of the voting capital of Medem and 1.9% of the capital stock of Medem. If we convert the entire promissory note and exercise our full option to purchase additional equity in Medem, we will own approximately 38.9% of the voting capital of Medem and 31.9% of the capital stock of Medem. The total investment in the Promissory Note and Share Purchase Agreement totaled $2,600 and $1,550 as of December 31, 2005 and 2004, respectively, and has been accounted for under the cost basis of accounting.

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

Allscripts received approximately $79,612 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. The debt issuance costs of approximately $2,888 have been capitalized as an other asset and is being amortized as interest expense over five years using the effective interest method, through the first date that the holders have the option to require Allscripts to purchase the Notes. Long-term debt outstanding as of December 31, 2005 and 2004 consists solely of the principal balance on the notes of $82,500. No payments of principal are due until 2024.

	December 31,
	2005	2004
3.5% senior convertible debt	$82,500	$82,500

Current portion of long-term debt	—	—

Total long-term debt	$82,500	$82,500

Interest expense for the years ended December 31, 2005 and 2004 consists of $2,888 and $1,404 in interest expense related to the Notes, respectively, and $628 and $313 in debt issuance cost amortization, respectively.

8. Income Taxes

There was no current or deferred federal or state income tax provision for the three years ended December 31, 2005. The U.S. federal statutory tax rate differs from Allscripts’ effective tax rate for the years ended December 31 as follows:

	2005	2004	2003
U.S. federal statutory tax rate	34.0%	34.0%	(34.0)%
Items affecting federal income tax rate:
State taxes, net of federal benefit	5.2	5.5	(4.5)
Expired net operating loss	4.1	26.8	32.3
Other, net	1.7	4.0	3.2
Valuation allowance	(45.0)	(70.3)	3.0

Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$65,179	$58,096

Allowance for doubtful accounts	899	1,172
Fixed assets	425	599
Inventory	221	282
Goodwill	80	449
Acquisition costs	—	24
Capital loss carryforwards	—	248
Unrealized losses on marketable securities	257	230
Other	181	108

Total deferred tax assets	67,242	61,208
Less: valuation allowance	(61,284)	(54,630)

Net deferred tax assets	5,958	6,578
Deferred tax liabilities:
Acquired intangibles	3,462	4,136
Software development costs	2,496	2,442

Total deferred tax liabilities	5,958	6,578

Net deferred tax assets (liabilities)	$—	$—

The valuation allowance as of December 31, 2005 and 2004 was $61,284 and $54,630, respectively. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $6,654 and a decrease of $1,535, respectively. As a result of the A4 acquisition on March 2, 2006 (see Note 17), and the resulting forecasted net income of the combined company, Allscripts’ management is evaluating the possible reversal of its deferred tax asset valuation allowance in conjunction with the purchase accounting for the A4 acquisition.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2005, Allscripts had operating loss carryforwards available for federal income tax reporting purposes of approximately $167,340. The operating loss carryforwards expire between 2006 and 2023. Allscripts’ ability to utilize these operating loss carryforwards to offset future taxable income is dependent on a variety of factors, including possible limitations pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common stock, stock options, warrants and convertible preferred stock.

9. Common Stock

In connection with the private placement of the Notes in July of 2004, Allscripts received approximately $79,612 in net proceeds from the offering after deduction for underwriting fees and professional expenses. Allscripts used approximately $11,250 of the net proceeds to repurchase approximately 1,399 shares of its common stock, which are held in treasury as of December 31, 2005 and 2004.

On February 28, 2006, Allscripts completed a public offering of 8,395 shares of common stock and received net proceeds of $140,711. On March 2, 2006, we issued 3,500 shares of common stock in connection with the A4 acquisition. On March 9, 2006, Allscripts repurchased 1,250 shares of common stock from IDX for $21,078 (see Note 17).

10. Stock Award Plans

At December 31, 2005, options to purchase 10,093 shares of common stock were authorized under Allscripts’ Amended and Restated 1993 Stock Incentive Plan (“1993 Plan”). The exercise price for shares under this plan is determined by Allscripts’ Board of Directors at the date of grant. All options or restricted stock issued under the plan must be exercised within ten years of the date of grant. Options and restricted stock vest on various schedules, primarily on a straight-line basis over three and four year periods from the date of grant, and in certain circumstances upon a change in control. The plan provides for exercise of options by payment of cash or mature shares of common stock. During 2005 and 2004, shareholders approved an increase of 700 shares and 1,000 shares, respectively, of common stock to be available for issuance under the 1993 Plan. At December 31, 2005, Allscripts had reserved 6,098 shares of common stock for issuance upon exercise of outstanding options and 856 shares of common stock were available for future issuance under the 1993 Plan.

In January 2001, the Board of Directors approved the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan (“2001 Plan”). The plan provides for the issuance of up to 4,500 options to purchase common stock. The plan is administered by the Compensation Committee of the Board of Directors. The plan covers employees of Allscripts or its affiliates (excluding, however, any employee who is also serving as an officer or director of Allscripts or an affiliate) designated by the Board or the Compensation Committee as being eligible under the plan and non-employee consultants or contractors. The exercise price, term and vesting period of options issued under this plan are determined by the Compensation Committee at the time of grant. During 2003, the Board of Directors approved an increase of 1,500 shares of common stock to be available for issuance under the 2001 Plan. At December 31, 2005, Allscripts had reserved 2,420 shares of common stock for issuance upon exercise of outstanding options and 102 shares of common stock were available for future issuance under the 2001 Plan.

On December 30, 2005 Allscripts’ Board of Directors approved the accelerated vesting of certain options to purchase approximately 1,291 shares of common stock that were due to fully vest by August 1, 2007. The Company estimates that approximately $5,500 of future compensation expense that otherwise would be recognized under FAS 123(R) was eliminated. The exercise prices of the affected stock options range from $2.77 to $10.67 per share. As a result of the acceleration, Allscripts recognized an additional non-cash, non-recurring, stock-based compensation charge of approximately $518 on December 30, 2005.

Total stock-based compensation expense related to options issued to employees was $518, $0, and $78 for the years ended 2005, 2004, and 2003, respectively.

Option activity for the three years ended December 31, 2005 was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2002	7,233	$8.02	2,749	$11.37
Options granted	4,588	$3.09
Options exercised	(623)	$0.89
Options forfeited	(895)	$9.45

Balance at December 31, 2003	10,303	$6.11	4,602	$8.50
Options granted	2,155	$9.16
Options exercised	(1,064)	$3.89
Options forfeited	(518)	$8.08

Balance at December 31, 2004	10,876	$6.84	6,503	7.86
Options granted	41	$11.99
Options exercised	(2,158)	$4.39
Options forfeited	(216)	$10.36

Balance at December 31, 2005	8,543	$7.39	8,356	7.38

Information regarding options outstanding at December 31, 2005 was as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.06 - $2.77	1,045	6.52	$2.00	1,040	$2.00
$2.80 - $3.45	999	5.88	$3.12	995	$3.12
$3.47 - $3.53	2,382	7.48	$3.53	2,382	$3.53
$3.63 - $5.63	921	5.23	$5.58	907	$5.61
$5.65 - $7.73	1,067	7.19	$7.22	994	$7.25
$8.69 - $10.67	1,173	8.79	$10.25	1,091	$10.30
$11.25 - $34.98	815	4.14	$22.41	806	$22.48
$34.99 - $79.75	141	4.10	$45.38	141	$45.38

	8,543	6.70	$7.39	8,356	$7.38

During 2005, management awarded 30 shares of restricted stock with a fair value of $15.38 to certain employees under the 1993 Plan. The restricted stock has an average three-year vesting term and, upon termination, any unvested shares will be forfeited. The fair value of the restricted stock on the date of the grant is amortized ratably over the vesting period. Total stock-based compensation expense related to restricted stock issued to employees was $87 for the year ended December 31, 2005, and $0 for the years ended December 31, 2004 and 2003.

11. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense from operations was $1,489, $1,326, and $1,144 in 2005, 2004, and 2003, respectively. Rent expense is net of sublease rental income of $36, $0, and $0 in 2005, 2004, and 2003, respectively.

Future minimum rental payments at December 31, 2005 under non-cancelable operating leases, net of sublease rental income of $159 and $126 in 2006 and 2007, respectively, are as follows:

Year Ending December 31,
2006	$1,975
2007	1,058
2008	1,034
2009	696
2010	335
2011 and thereafter	1,429

Total future minimum lease payments	$6,527

In connection with the Allscripts’ lease agreement of its corporate facilities, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of December 31, 2005 and 2004, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $125. As of December 31, 2005 and 2004, no amounts had been drawn on the letter of credit.

12. Savings Plan

Allscripts’ employees who meet certain eligibility requirements can participate in Allscripts’ 401(k) Savings and Investment Plan. Under the plan, Allscripts may, at its discretion, match the employee contributions. Allscripts recorded expense related to its matching contributions in 2005, 2004, and 2003 of $361, $377, and $347, respectively.

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

Allscripts currently organizes its business around groups of similar products, which results in three reportable segments being reported: software and related services; prepackaged medications; and information services. The software and related services segment derives its revenue from the sale and installation of clinical software that provides point-of-care decision support solutions, document imaging solutions, and the resale of related hardware. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. In addition, Allscripts records corporate selling, general, and administration expenses, amortization of intangibles, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of Allscripts’ operating segments.

	2005	2004	2003
Revenue:
Software and related services	$65,166	$44,121	$28,366
Prepackaged medications	45,609	44,733	46,172
Information services	9,789	11,916	11,303

Total revenue	$120,564	$100,770	$85,841

Income (loss) from operations:
Software and related services	$18,405	$8,633	($3,350)
Prepackaged medications	5,737	7,275	8,044
Information services	2,743	2,254	3,510
Unallocated corporate	(17,662)	(14,919)	(14,541)

Income (loss) from operations	9,223	3,243	(6,337)
Interest income, interest expense, and other income (expense), net	487	(135)	1,358

Income (loss) from operations before income taxes	$9,710	$3,108	($4,979)

14. Restructuring and Other Charges

During 2004, Allscripts completed its restructuring plan that was announced in July 2001, which included workforce and overhead reductions and the termination of certain unprofitable strategic agreements and customer relationships. A summary of the activity and balances of the restructuring and other charges reserve accounts is outlined as follows:

	Balance at Dec. 31, 2002	Write-offs	Cash Payments	Balance at Dec. 31, 2003	Write-offs	Cash Payments	Balance at Dec. 31, 2004
Restructuring
Workforce reduction	$479	$—	($479)	$—	$—	$—	$—
Termination of agreements	311	—	(300)	11	(11)	—	—

Subtotal	790	—	(779)	11	(11)	—	—

Other Charges
Executive departure	350	—	(257)	93	—	(93)	—

Total	$1,140	$—	($1,036)	$104	($11)	($93)	$—

15. Supplemental Disclosure of Cash Flow Information

	2005	2004	2003
Payment of interest on long-term debt	$2,960	$—	$—
Payment of state income taxes	88	7	—
Noncash investing and financing activities:
In connection with the acquisition of AIC, issuance of 474 common stock replacement options and issuance of 431 common stock options with a fair value of approximately $1,242 and $1,000, respectively.	—	—	2,242

16. Related Party Transactions

During the year ended December 31, 2005, Allscripts entered into several contracts with Medem for its Interactive Health Record product (“iHealthRecord”) that resulted in payments to Medem of approximately $642 and an accrual to Medem of $145 as of December 31, 2005, of which $648 is included in prepaid expenses and other current assets in the consolidated balance sheets. Allscripts resells the iHealthRecord to Allscripts’ customers and accordingly recorded revenue of $221 and costs of $139 for the year ended December 31, 2005. In addition, during the year ended December 31, 2005, Allscripts funded $1,050, respectively, to Medem under the Note Purchase Agreement (see Note 7).

During the second quarter of 2005, Allscripts entered into a service contract with ExactTarget, an email marketing solutions company, of which one of our Board members serves as Chairman of the Board. The total amount of the obligation under the contract is $69. As of December 31, 2005, Allscripts had accrued $7 and paid $39 under such service contract.

IDX owned approximately 17% of Allscripts’ common stock at December 31, 2005. As part of a 10-year strategic alliance agreement as amended on January 18, 2006, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to IDX customers. Pursuant to this obligation, Allscripts paid IDX approximately $2,059, $1,829, and $980 during 2005, 2004, and 2003, respectively. Allscripts also leases office space from IDX and contracted with IDX for certain marketing and consulting services in 2005, 2004 and 2003. Allscripts paid IDX approximately $357, $359, and $465 for lease of office space and use of the facility’s infrastructure for the years 2005, 2004, and 2003, respectively, and $47, $12, and $27 for marketing and consulting services for the years 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, Allscripts had accounts payable and accruals with IDX of $1,596 and $502, respectively.

Allscripts and IDX were also joint parties under certain customer contracts in 2005 and 2004. Allscripts paid IDX approximately $14 and $140 for billings and collections on behalf of IDX related to such contracts in 2005 and 2004, respectively. IDX paid us approximately $904 and $88 for billings and collections on our behalf related to such contracts in 2005 and 2004, respectively. Such transactions did not have any impact on Allscripts results of operations for both years.

One of Allscripts’ directors is a partner at the law firm of Gardner Carton & Douglas, LLP, which has represented Allscripts in various matters since 1987. Payments made to the law firm were $75 and $57 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, Allscripts had accounts payable and accruals with the law firm of $5 and $0, respectively.

Our Chief Executive Officer serves on the Advisory Board of Acquirent, LLC, a telemarketer and a reseller of our e-prescribing solution. During the year ended December 31, 2005, we paid $43 and had accrued $28 as of December 31, 2005 to this company.

17. Subsequent Events

Medem Note Purchase

On February 7, 2006, we funded an additional convertible secured promissory note from Medem in a principal amount of $500 under a contract signed in November 2005. If we convert the entire promissory note and exercise our full option to purchase additional equity in Medem, we will own approximately 41.1% of the voting capital of Medem and 33.2% of the capital stock of Medem. We continue to account for this investment under the cost basis of accounting.

Public Offering of Common Stock

On February 28, 2006, we completed our offering of 8,395 shares of common stock and received approximately $140,711 in net proceeds, based on a public offering price of $17.75 per share after deducting underwriting discounts and commissions and estimated expenses. Of the 8,395 shares issued, 1,399 shares were issued from treasury. All of the proceeds received from the sale of common stock were used to fund the acquisition of A4.

Acquisition of A4 Health Systems, Inc.

On January 18, 2006, we entered into an agreement of merger (“Merger Agreement”) with A4. The Merger Agreement provides for a business combination whereby a newly formed, wholly-owned subsidiary of Allscripts will be merged with and into A4, with A4 surviving the merger. We consummated the merger with A4 on March 2, 2006. A4 develops and provides EHR and practice management solutions to small and mid-sized physician practice groups, EDIS to hospital emergency departments, and care management solutions to hospitals.

Pursuant to the Merger Agreement, and subject to the terms and conditions of the Merger Agreement, on March 2, 2006 we acquired all of the outstanding equity interests (including options) of A4 for aggregate merger consideration of $215,000 in cash and 3,500 shares of Allscripts common stock, subject to a purchase price adjustment based on positive working capital as defined in the Merger Agreement (estimated to be an additional payment of $11,400 as of February 28, 2006). Our acquisition of A4 will be accounted for as a business combination under SFAS No. 141. Assets acquired and liabilities assumed will be recorded at their fair values. The total preliminary purchase price (subject to adjustment), of which the estimated working capital adjustment has been determined using unaudited financial results as of September 30, 2005 and is subject to adjustment as defined in the Merger Agreement, is $294,175 including acquisition related transaction costs, and is comprised of:

Acquisition of the outstanding common stock of A4 (cash of $215,000, working capital cash of $6,400 as of September 30, 2005, and 3,500 Allscripts shares at $19.65 per share, the last sale price of our common stock on March 2, 2006)	$290,175
Acquisition related transaction costs	4,000

Total preliminary purchase price	$294,175

Acquisition related transaction costs include our estimate of investment banking fees, loan commitment fee for securing bridge financing, legal and accounting fees and other external costs directly related to the A4 acquisition.

Under business combination accounting, the total preliminary purchase price will be allocated to A4’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon our management’s preliminary valuation, the total purchase price will be allocated as follows:

Goodwill	$161,475
Identifiable intangible assets	80,500
Net tangible assets	30,100
Net deferred tax assets	22,100

Total preliminary purchase price	$294,175

Repurchase of Common Stock

On March 9, 2006, we repurchased 1,250 shares of our common stock directly from GE, IDX, and IDX Investment Corporation, a wholly-owned subsidiary of IDX. We paid $21,078, which is based on 95% of the February 22, 2006 public offering price of $17.75.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Allscripts Healthcare Solutions, Inc. and Subsidiaries referred to in our report dated March 15, 2006, which is included in Item 8 of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts included in Schedule II are presented for purposes of additional analysis and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

SUPPLEMENTAL SCHEDULE II

To the Board of Directors and Stockholders

Allscripts Healthcare Solutions, Inc.:

Under date of February 19, 2004, we reported on the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Allscripts Healthcare Solutions, Inc. and subsidiaries (the Company) for the year ended December 31, 2003. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

February 19, 2004

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Schedule II

	Beginning Balance	Charged to Expense	Deductions	Ending Balance
Allowance for accounts receivable
Year ended December 31, 2005	$3,010	553	(1,226)	$2,337
Year ended December 31, 2004	$3,128	451	(569)	$3,010
Year ended December 31, 2003	$3,876	558	(1,306)	$3,128

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
Valuation allowance for deferred tax assets
Year ended December 31, 2005	$54,630	—	6,654	$61,284
Year ended December 31, 2004	$56,165	—	(1,535)	$54,630
Year ended December 31, 2003	$58,293	—	(2,128)	$56,165

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B. Other Information

On January 17, 2006, pursuant to the Company’s Amended and Restated 1993 Stock Incentive Plan approved at the Company’s 2005 annual meeting of stockholders, each of the following executive officers of the Company received an award of restricted stock in the following amounts: Glen E. Tullman, Chief Executive Officer - 29,091 shares, Lee A. Shapiro, President - 21,818 shares, Joseph E. Carey, Chief Operating Officer - 18,182 shares, William J. Davis, Chief Financial Officer - 18,182 shares and Laurie McGraw, President of Clinical Solutions Group - 12,121 shares. One-half of these awards was issued on January 17, 2006 and one-half will be issued on July 17, 2006, with the exception of Laurie McGraw’s award, of which the entire amount of the award was issued on January 17, 2006. These awards vest in 25% increments on each anniversary of the date of the award and become fully vested upon a change in control. Each non-employee director received an award of restricted stock of 3,030 shares. Robert A. Compton, as lead director, received an additional award of 3,030 shares and each of Michael J. Kluger and Marcel L. Gamache received an additional award of 1,515 shares. These awards vest in 25% increments on each anniversary of the date of the award and become fully vested upon a change in control or if the director is not re-elected at the expiration of his term.

With respect to fiscal year 2005, each of the following executive officers received bonuses in the following amounts: Glen E. Tullman—$112,647, Lee A. Shapiro—$97,099, Joseph E. Carey—$88,072, William J. Davis—$89,847, and Laurie McGraw - $60,021.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors, executive officers and other key employees is included under the captions “Election of Directors”, “Meetings and Committees of the Board of Directors”, “Executive Officers”, and “Governance” in Allscripts’ proxy statement for the 2006 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding Section 16(a) reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Allscripts’ proxy statement for the 2006 Annual Meeting of Stockholders and is incorporated by reference herein.

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

Item 11. Executive Compensation

Information regarding executive and director compensation is included under the captions “Executive Compensation” and “Director Compensation” in Allscripts’ proxy statement for the 2006 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership is included under the caption “Ownership of Allscripts Common Stock” in Allscripts’ proxy statement for the 2006 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in Allscripts’ proxy statement for the 2006 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions is included under the caption “Certain Relationships and Related Party Transactions” in Allscripts’ proxy statement for the 2006 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the caption “Independent Public Accountants” in Allscripts’ proxy statement for the 2006 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

(a)(3) List of Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/S/ GLEN E. TULLMAN Glen E. Tullman	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BERNARD GOLDSTEIN Bernard Goldstein	Director

/s/ PHILIP D. GREEN Philip D. Green	Director

/s/ M. FAZLE HUSAIN M. Fazle Husain	Director

/s/ MICHAEL J. KLUGER Michael J. Kluger	Director

/s/ ROBERT A. COMPTON Robert A. Compton	Director

/s/ M.L. GAMACHE M.L. Gamache	Director

/s/ JOHN P. MCCONNELL John P. McConnell	Director

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and ChannelHealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000

2.2	First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and ChannelHealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

2.3	Agreement of Merger, dated as of January 18, 2006, by and among Allscripts Healthcare Solutions, Inc., Quattro Merger Sub Corp., A4 Health Systems, Inc. and John P. McConnell, in his capacity as Shareholder Representative.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 23, 2006

3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

4.1	Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

Exhibit Number	Description	Reference
10.1†	Amendment and Restatement of Amended and Restated 1993 Stock Incentive Plan.	Incorporated herein by reference from Appendix B to the Allscripts Healthcare Solutions, Inc. Proxy Statement relating to its 2005 Annual Meeting of Stockholders, filed on April 28, 2005

10.2	Twelfth Restated Registration Agreement, dated as of June 18, 1999, by and among Allscripts, Inc., those Holders of Allscripts, Inc. Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred, Series F Preferred and Series G Preferred listed in Schedule I attached thereto, the Holders of the Extension Guaranty Warrants listed in Schedule II thereto, the Holders of the 1996 Extension Guaranty Warrants listed in Schedule II thereto, those Holders of Common listed in Schedule III thereto, the Holders of Series H Warrants and H Unit Common listed in Schedule IV thereto, the Holders of Extension Series H Warrants listed in Schedule IV thereto, the Holders of I Unit Common listed in Schedule V thereto and the Holders of Debenture Warrants listed in Schedule VI thereto.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 2 filed on June 29, 1999 (SEC file no. 333-78431)

10.3	Industrial Building Lease, dated April 30, 1997, between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

10.4	Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc., dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)

10.5	Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.6	Lease Agreement, dated as of September 17, 2004, between Allscripts, LLC and Merchandise Mart L.L.C.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.7	Fourth amendment, dated May 20, 2004, to Lease Agreement between Lincoln Commerce Center Properties, LLC, as Landlord, and Allscripts, LLC, as Tenant.	Incorporated herein by reference from Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.8†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit Number	Description	Reference
10.9†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.10†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.11†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.12†	Employment Agreement, dated as of October 8, 2002, between Allscripts Healthcare Solutions, Inc. and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.13†	Amendment, effective January 1, 2005, to Employment Agreement dated as of October 8, 2002 between Allscripts, LLC and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.14†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.15†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.16†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Scott Leisher.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.17†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Scott Leisher.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.18†	Employment Agreement, dated as of January 31, 2003, between Allscripts, Inc. and Laurie McGraw.	Filed herewith

10.19†	Amendment, effective April 17, 2003, to Employment Agreement dated as of January 31, 2003 between Allscripts, Inc. and Laurie McGraw.	Filed herewith

10.20†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

Exhibit Number	Description	Reference

10.21	Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.22	Amended and Restated Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 18, 2006.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 19, 2006

10.23	Asset Purchase Agreement, dated as of July 13, 2000, by and between ChannelHealth Incorporated and IDX Systems Corporation.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

10.24	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and ChannelHealth Incorporated, dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.25*	Pharmacy Services Prime Vendor Agreement for Allscripts Healthcare Solutions, Inc., dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Co.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.26	First Amendment, dated July 31, 2002, among Allscripts Healthcare Solutions, Inc., Bergen Brunswig Drug Company doing business as Amerisource Bergen and Allscripts, Inc., to Pharmacy Services Prime Vendor Agreement, dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Company doing business as Amerisource Bergen.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.27†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.28†	Executive Management Bonus Program 2006.	Filed herewith

10.29†	Form of Restricted Stock Award Agreement (Directors).	Filed herewith

10.30†	Form of Restricted Stock Award Agreement (Officers and Employees).	Filed herewith

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

23.2	Consent of KPMG LLP	Filed herewith

Exhibit Number	Description	Reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to the Commission’s grant of confidential treatment.