Form 10-Q
period 2006-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2006-05-10
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(800) 654-0889

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2006, there were 52,115,672 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,225	$60,905
Marketable securities	13,726	54,408
Accounts receivable, net of allowances of $3,453 and $2,337 at March 31, 2006 and December 31, 2005, respectively	43,366	29,244
Other receivables	162	502
Deferred taxes, net	7,200	—
Inventories	4,063	2,174
Prepaid expenses and other current assets	6,877	5,811

Total current assets	110,619	153,044
Long-term marketable securities	17,812	30,750
Property and equipment, net	12,182	2,753
Software development costs, net	6,777	6,409
Deferred taxes, net	28,232	—
Intangible assets, net	86,907	9,151
Goodwill	181,104	13,760
Other assets	5,779	5,097

Total assets	$449,412	$220,964

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,144	$8,630
Accrued expenses	16,822	11,489
Accrued compensation	5,226	2,302
Current portion of long-term debt	243	—
Deferred revenue	37,459	17,306

Total current liabilities	71,894	39,727
Long-term debt	85,637	82,500
Other liabilities	309	318

Total liabilities	157,840	122,545
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 52,059 and 42,302 shares issued and 52,059 and 40,873 shares outstanding at March 31, 2006 and December 31, 2005, respectively	521	423
Less treasury stock:
$0.01 par value, 0 and 1,399 shares at March 31, 2006 and December 31, 2005, respectively	—	(11,250)
Additional paid-in-capital	835,874	655,980
Accumulated deficit	(544,377)	(545,700)
Unearned compensation	—	(374)
Accumulated other comprehensive loss	(446)	(660)

Total stockholders’ equity	291,572	98,419

Total liabilities and stockholders’ equity	$449,412	$220,964

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenue:
Software and related services	$28,314	$14,310
Prepackaged medications	11,510	9,835
Information services	2,380	2,050

Total revenue	42,204	26,195

Cost of revenue:
Software and related services	11,481	5,124
Prepackaged medications	9,326	7,723
Information services	1,272	1,181

Total cost of revenue	22,079	14,028

Gross profit	20,125	12,167

Selling, general and administrative expenses	16,401	10,357
Stock-based compensation expense	407	—
Amortization of intangible assets	1,370	436

Income from operations	1,947	1,374

Interest expense	(895)	(877)
Interest income	1,199	877
Other expense, net	(118)	(40)

Income before income taxes	2,133	1,334
Provision for income tax	810	—

Net income	$1,323	$1,334

Net income per share—basic and diluted	$0.03	$0.03

Weighted-average shares of common stock outstanding used in computing basic net income per share	44,903	39,073

Weighted-average shares of common stock outstanding used in computing diluted net income per share	47,974	42,171

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,323	$1,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,734	1,569
Stock-based compensation expense	407	—
Write-off of capitalized software	290	—
Realized loss on investments	118	9
Provision for doubtful accounts	324	102
Changes in operating assets and liabilities:
Accounts receivable	(1,950)	(1,994)
Other receivables	340	20
Inventories	475	203
Prepaid expenses and other assets	(349)	1,314
Accounts payable	1,052	(1,454)
Accrued expenses	2,066	(964)
Accrued compensation	(877)	(1,323)
Deferred revenue	3,313	2,490
Other liabilities	(30)	79

Net cash provided by operating activities	9,236	1,385

Cash flows from investing activities:
Capital expenditures	(1,190)	(437)
Capitalized software and website development costs	(1,389)	(611)
Investment in promissory note receivable	(500)	(450)
Purchase of marketable securities	—	(4,149)
Maturities of marketable securities	53,665	9,927
Payment for purchase of A4 Health Systems, Inc. and related transaction costs (net of $21,742 cash acquired)	(207,920)	—
Payments for other acquisitions	—	(982)

Net cash provided by (used in) investing activities	(157,334)	3,298

Cash flows from financing activities:
Payments of capital lease obligations	(15)	(16)
Net proceeds received in issuance of common stock	140,991	—
Repurchase of common stock from related party	(21,078)	—
Proceeds from exercise of common stock options	2,520	3,623

Net cash provided by financing activities	122,418	3,607

Net increase (decrease) in cash and cash equivalents	(25,680)	8,290
Cash and cash equivalents, beginning of period	60,905	16,972

Cash and cash equivalents, end of period	$35,225	$25,262

Supplemental disclosure of cash flow information:
Payment of interest on long term debt	$1,444	$1,516

Non-cash investing and financing information:
Common stock issued in connection with the acquisition of A4 Health Systems, Inc.	$68,775	—
Assumption of secured promissory note in connection with the A4 acquisition	$3,400	—
Issuance of common stock from treasury	$11,250	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on March 15, 2006. Operating results for the three-months ended March 31, 2006 are not necessarily indicative of the results for the full year. Certain of the 2005 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

2. Acquisitions

On March 2, 2006, Allscripts completed its acquisition of A4 Health Systems, Inc. (“A4”), whereby Allscripts acquired all of the outstanding equity interests of A4 for aggregate consideration of $215,000 in cash and 3,500 shares of Allscripts common stock. An additional payment of approximately $11,360, which is subject to adjustment pursuant to the terms in the related merger agreement, was made by Allscripts in respect of A4’s estimated level of working capital. The A4 acquisition enables Allscripts to reach new markets such as small and mid-sized physician practice groups that seek either a practice management system or a combined electronic health record (“EHR”) and practice management solution, and hospitals that seek emergency department information systems and care management solutions.

The A4 acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

The results of operations of A4 have been included in the accompanying unaudited consolidated statements of operations from the date of the A4 acquisition. The total purchase price for the acquisition, subject to finalization of the working capital adjustment as defined in the merger agreement, is as follows:

Cash consideration to A4 shareholders (cash payment of $215,000 and additional preliminary working capital payment of $11,360)	$226,360
Fair value of Allscripts shares issued to A4 shareholders (3,500 Allscripts common shares at $19.65 per share, the last sale price of Allscripts common stock on March 2, 2006)	68,775
Acquisition-related transaction costs	4,358

Total purchase price	$299,493

The above purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. The Company is in the process of obtaining a third party valuation of certain intangible assets. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the A4 acquisition.

The purchase price has been preliminarily allocated based on management’s estimates as follows:

Current assets, including $21,742 of cash acquired in the acquisition	$37,518
Property and equipment, net	8,791
Intangible assets	79,110
Non-current other assets	25
Goodwill	226,328
Current liabilities, excluding current portion of long term debt	(26,127)
Current and long-term debt	(3,400)
Deferred tax liabilities, net	(22,752)

Net assets acquired	$299,493

In connection with the acquisition of A4, management determined under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize the majority of its deferred tax assets. Accordingly, management reversed $58,984 of its valuation allowance against goodwill in purchase accounting for the A4 acquisition.

Of the $79,110 intangible assets acquired, $40,000 was assigned to developed technology rights with a weighted-average useful life of approximately 8 years, $20,800 was assigned to customer relationships with a useful life of 15 years, $15,210 was assigned to registered trade marks with a useful life of 10 years, $1,400 was assigned to A4’s backlog with a useful life of six months, $1,200 was assigned to non-competition agreements with a useful life of 2 years, and $500 was assigned to proprietary technology with a useful life of 5 years. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were A4’s history of profitability and high operating margins, strong sales force and overall employee base, and leadership position in the healthcare information market.

The following unaudited pro forma information assumes the A4 acquisition occurred on January 1, 2005. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the A4 acquisition occurred as of January 1, 2005, nor of future results of operations. The unaudited pro forma results for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Total revenue	$57,215	$42,150
Net income	$3,575	($669)
Earnings per share:
Basic	$0.07	($0.01)
Diluted	$0.06	($0.01)

The unaudited pro forma information for the three months ended March 31, 2006 and 2005 include the following adjustments:

•	Increases to amortization expense of $1,079 and $2,658 for the three months ended March 31, 2006 and 2005, respectively, related to management’s preliminary estimate of the fair value of intangible assets acquired as a result of the A4 acquisition less the elimination of original amortization recorded by A4.

•	Decreases to interest income of $885 and $608 for the three months ended March 31, 2006 and 2005, respectively, as a result of lower cash, cash equivalents and marketable securities balances at January 1, 2006 and 2005.

•	A transfer from Allscripts’ selling, general and marketing expense of $1,021 in the first quarter 2006 to the first quarter of 2005 related to non-recurring A4 integration costs.

•	An increase in revenue of $495 in the first quarter of 2006 and a decrease in revenue of $1,485 for the first quarter of 2005 relating to deferred revenue purchase accounting adjustments.

•	An increase to the tax provision of $1,381 for the three months ended March 31, 2006 to reflect a 38% tax provision on a proforma basis.

•	The weighted average number of shares outstanding used for the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005, assumes that the 8,395 shares issued in connection with Allscripts’ common stock offering completed in February 2006, in order to partially fund the cash portion of the A4 purchase price, occurred on January 1, 2005, and that the 3,500 shares issued to A4 shareholders as part of the consideration to acquire A4 occurred on January 1, 2005.

3. Stock-Based Compensation

Effective January 1, 2006, Allscripts adopted the provisions of SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Allscripts previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”), both of which were superseded by SFAS 123(R).

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), employee stock-based compensation was not reflected in Allscripts’ net income because all stock options granted under Allscripts’ equity plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, Allscripts’ net income for the three months ended March 31, 2005 does not reflect employee stock-based compensation.

The pro forma disclosures required by SFAS 123 and SFAS 148 for the three months ended March 31, 2005 are as follows:

Three Months Ended March 31, 2005
Net income, as reported	$1,334
Stock-based compensation cost	(2,184)

Pro forma net loss	($850)

Net income per share—basic and diluted, as reported	$0.03

Pro forma net loss per share—basic and diluted	($0.02)

Impact of the Adoption of SFAS 123(R)

Allscripts has elected to adopt the modified prospective application transition method as permitted by SFAS 123(R). Accordingly, during the three months ended March 31, 2006, Allscripts recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. For the three months ended March 31, 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with SFAS 123(R) was as follows:

Three Months Ended March 31, 2006
Stock-based compensation:
Restricted stock	$271
Stock options	136

Total stock-based compensation	$407

Effect on net income	$407

Effect on net income per share:
Basic	$0.01

Diluted	$0.01

Had the company not adopted SFAS 123(R) and continued to account for stock awards under APB 25, stock-based compensation expense related to awards of restricted stock would have been $308 for the three months ended March 31, 2006 under the provisions of APB 25.

In Allscripts’ pro forma disclosures prior to the adoption of SFAS 123(R), Allscripts accounted for forfeitures upon occurrence, and, using this method, Allscripts had an unrecorded deferred stock-based compensation balance related to stock options of $718 before estimated forfeitures as of January 1, 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pursuant to SFAS 123(R), as of January 1, 2006 Allscripts estimated that the stock-based compensation for options not expected to vest was $154, and, therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to $564 after estimated forfeitures.

As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $428 after estimated forfeitures, and such amount will be recognized over an estimated weighted average amortization period of 1.4 years.

No stock-based compensation has been capitalized for the three months ended March 31, 2006 or at January 1, 2006, when the provisions of SFAS 123(R) were adopted.

Allscripts did not grant any stock options during the three months ended March 31, 2006. The fair value of stock options granted prior to January 1, 2006 was determined using the Black-Scholes option pricing model. The weighted average assumptions used in determining such fair values for the three months ended March 31, 2005 are as follows:

Three Months Ended March 31, 2005
Risk-free interest rate	2.70%
Volatility	121%
Dividend rate	— %
Option life (years)	2.0

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2003	10,303	$6.11	4,602	$8.50
Options granted	2,155	$9.16
Options exercised	(1,064)	$3.89
Options forfeited	(518)	$8.08

Balance at December 31, 2004	10,876	$6.84	6,503	$7.86
Options granted	41	$11.99
Options exercised	(2,158)	$4.39
Options forfeited	(216)	$10.36

Balance at December 31, 2005	8,543	$7.39	8,356	$7.38
Options granted	—	$—
Options exercised	(541)	$4.65
Options forfeited	(110)	$34.24

Balance at March 31, 2006	7,892	$7.31	7,748	$7.28

The aggregate intrinsic value of stock options outstanding as of March 31, 2006 was $93,807, which is based on Allscripts’ closing stock price of $18.31 as of March 31, 2006. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested, in-the-money stock options as of March 31, 2006 was 7,083, with an intrinsic value of $92,400.

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $7,504. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was $2,520. Allscripts settles employee stock option exercises with newly issued common shares.

In accordance with SFAS 123(R), we charged $371 of unearned compensation related to unvested awards of restricted stock against additional paid-in-capital on the date of adoption. During the three months ended March 31, 2006, management awarded 303 shares of restricted stock to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with an average fair value of $16.31 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with the Company, any unvested shares of restricted stock will be forfeited. The fair value of the shares of restricted stock on the date of the grant is amortized ratably over the vesting period. Total stock-based compensation expense related to restricted stock issued to employees was $271 and $0 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, $4,065 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards. All outstanding shares of restricted stock were unvested at March 31, 2006.

4. Revenue Recognition

Revenue from Allscripts’ sales of pharmaceutical products, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers customers the right to return pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the provisions of FAS No. 48, “Revenue Recognition When Right of Return Exists.”

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts.” Allscripts recognizes such revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. If any such software licensing arrangement is deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. Maintenance and support revenue from software licensing arrangements is recognized over the term of the applicable support agreement based on vendor-specific objective evidence of fair value of the maintenance and support revenue, which is generally based upon contractual renewal rates.

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

Certain of Allscripts’ customer arrangements in its information services segment encompass multiple deliverables. Allscripts accounts for these arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting, and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria is considered separately for each separate unit of accounting.

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

In accordance with EITF issued Consensus 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred,” revenue includes reimbursable expenses charged to Allscripts’ clients.

As of March 31, 2006 and December 31, 2005, there were $6,191 and $6,668, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	March 31, 2006	December 31, 2005
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by Allscripts’ Clinical Solutions Group and included in the software and related services segment	$15,729	$12,860
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by A4 and included in Allscripts’ software and related services segment	17,483	—
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ Physicians Interactive Group and included in the information services segment	4,247	4,446

Total deferred revenue	$37,459	$17,306

5. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at March 31, 2006 and December 31, 2005 consist of cash and highly liquid corporate debt securities with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term and long-term marketable securities held by Allscripts are as follows:

	March 31, 2006	December 31, 2005
Cash and cash equivalents:
Cash	$23,386	$24,274
Money market funds	10,842	1,367
Corporate debt securities	997	35,264

	35,225	60,905
Short-term marketable securities:
U.S. government and agency debt obligations	9,601	13,151
Corporate debt securities	4,125	41,257

	13,726	54,408
Long-term marketable securities:
U.S. government and agency debt obligations	6,743	7,810
Corporate debt securities	11,069	22,940

	17,812	30,750

Total cash, cash equivalents and marketable securities	$66,763	$146,063

6. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$1,323	$1,334
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of taxes	214	(353)

Comprehensive income	$1,537	$981

The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on Allscripts’ marketable securities. The components of net unrealized gain (loss) on marketable securities are as follows:

	March 31, 2006	December 31, 2005
Short-term marketable securities:
Gross unrealized gains	$—	$14
Gross unrealized losses	(158)	(258)

Net short-term unrealized losses	(158)	(244)
Long-term marketable securities:
Gross unrealized gains	—	—
Gross unrealized losses	(288)	(416)

Net long-term unrealized losses	(288)	(416)

Total net unrealized losses on marketable securities	($446)	($660)

7. Common Stock

Public Offering of Common Stock

On February 28, 2006, Allscripts completed its offering of 8,395 shares of common stock and received approximately $140,991 in net proceeds therefrom, based on a public offering price of $17.75 per share after deducting underwriting discounts and commissions and professional expenses. Of the 8,395 shares issued, 1,399 shares were issued from treasury. All of the net proceeds received from the sale of common stock were used to fund the acquisition of A4.

Acquisition of A4 Health Systems, Inc.

On March 2, 2006, Allscripts acquired all of the outstanding equity interests of A4 for aggregate consideration of $230,718 in cash, which includes $4,358 of acquisition-related transaction costs and an additional cash payment of $11,360, subject to adjustment as defined in the merger agreement, related to A4’s estimated level of working capital, and the issuance of 3,500 shares of Allscripts common stock.

Repurchase of Common Stock

On March 9, 2006, Allscripts repurchased 1,250 shares of its common stock directly from IDX Investment Corporation, a wholly owned subsidiary of General Electric Company. Allscripts paid $21,078, which is based on 95% of the February 28, 2006 public offering price of $17.75.

8. Net Income Per Share

Allscripts accounts for net income per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires the presentation of “basic” income per share and “diluted” income per share. Basic income per share is computed by dividing net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options and unvested restricted stock. The components of the diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average shares outstanding:
Basic	44,903	39,073
Effect of dilutive securities (primarily stock options)	3,071	3,098

Diluted	47,974	42,171

In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), contingently convertible debt instruments are subject to the if-converted method under FAS 128, “Earnings Per Share,” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,300 shares and interest expense related to the 3.5% Senior Convertible Debentures due 2024 that were issued in July 2005 were excluded from the basic and diluted earnings per share calculation for the three months ended March 31, 2006 and 2005, as the effects were anti-dilutive.

9. Investment in Promissory Note Receivable and Minority Interest

In August 2004, Allscripts entered into a convertible secured promissory note purchase agreement (“2004 Note Purchase Agreement”) with Medem, Inc. (“Medem”) and certain other investors. Under the 2004 Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“2004 Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the 2004 Note Purchase Agreement, or the filing of a registration statement with the SEC for the public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. As of December 31, 2005, Allscripts had funded the full $2,100 under the 2004 Note Purchase Agreement. The Promissory Note receivable balance is included in other assets in the consolidated balance sheets as of March 31, 2006 and December 31, 2005.

In connection with the transaction described above, Allscripts entered into a share purchase agreement with Medem (“Share Purchase Agreement”) pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash, and the estimated fair market value of these shares is recorded in other assets on the consolidated balance sheets as of March 31, 2006 and December 31, 2005. In addition, pursuant to the terms of the Share Purchase Agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600.

In November 2005, Allscripts entered into an additional convertible secured promissory note purchase agreement (“2005 Note Purchase Agreement”) with Medem and certain other investors. Under the 2005 Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $500 (“2005 Promissory Note” and together with the 2004 Promissory Note, “Promissory Notes”) under which Medem may borrow up to $500 from Allscripts. The 2005 Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The 2005 Promissory Note becomes due and payable upon the earlier to occur of (i) a Liquidity Event, as defined above, and (ii) December 31, 2007. As of March 31, 2006, Allscripts had funded the full $500 under the 2005 Note Purchase Agreement.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Notes into 2,317 shares of Medem’s Series A Common Stock. If Allscripts converts the Promissory Notes and exercises its full option to purchase additional equity in Medem, Allscripts will own approximately 41.1% of the voting capital of Medem and 33.2% of the capital stock of Medem. Allscripts continues to account for this investment under the cost basis of accounting. The total investment in the Promissory Notes and Share Purchase Agreement totaled $3,100 and $2,600 as of March 31, 2006 and December 31, 2005, respectively.

10. Long-Term Debt

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. No payments of principal on the Notes are due until 2024.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined in the indenture relating to the Notes. Upon conversion, Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

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

In connection with the acquisition of A4, Allscripts assumed a secured promissory note with an aggregate principal amount of $3,400 as of March 2, 2006, maturing on October 31, 2015. The promissory note bears interest at 7.85% per annum, and principal and interest are due monthly. In the event of prepayment in full or in part, Allscripts will be subject to a prepayment fee of 1% or more, as described in the related promissory note agreement, of the amount of principal prepaid on the promissory note. The promissory note is secured by the former corporate facilities of A4 and any lease or rental payments as defined in the related agreements.

Long-term debt outstanding as of March 31, 2006 consists of the principal balance on the Notes of $82,500 and the principal balance on the secured promissory note of $3,137. Long-term debt outstanding as of December 31, 2005 consists of the principal balance on the Notes of $82,500.

	March 31, 2006	December 31, 2005
3.5% Senior convertible debt	$82,500	$82,500
7.85% Secured promissory note	3,380	—

Total debt	85,880	82,500
Less: Current portion	243	—

Long-term debt, net of current portion	$85,637	$82,500

Interest expense for the three months ended March 31, 2006 and 2005, consists of $744 and $722, respectively, in interest expense related to the Notes and the secured promissory note and $151 and $155, respectively, in debt issuance cost amortization.

11. Income Taxes

As a result of the A4 acquisition in March 2006, management has determined under the provisions of SFAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize the majority of its deferred tax assets. Accordingly, management reversed $58,984 of its valuation allowance against goodwill in purchase accounting for the A4 acquisition. Approximately $2,300 of the tax valuation allowance was not reversed during the first quarter of 2006 due to management’s assessment as of March 31, 2006 of potential limitations on Allscripts net operating losses (“NOL”) pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. The $2,300 in remaining tax valuation reserve as of March 31, 2006 is management’s estimate as of March 31, 2006 of the potential NOL limitations. The Section 382 analysis will be completed during the second quarter of 2006, and Allscripts will make any necessary adjustments to goodwill in purchase accounting at that time. For the three months ended March 31, 2006, Allscripts recorded a tax provision of $810, using an effective tax rate of 38%.

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

Allscripts organizes its business around groups of similar products, which results in three reportable segments: software and related services, prepackaged medications, and information services. The software and related services segment derives its revenue from the sale and installation of software solutions, including EHR, practice management, electronic prescribing (“e-prescribing”), document imaging, emergency department and care management solutions, as well as transaction fees associated with the use of the software and the resale of related hardware. The prepackaged medications segment derives its revenue from the repackaging, sale, and distribution of medications and medical supplies. The information services segment primarily derives its revenue from the sale of interactive physician education sessions. Allscripts does not report its assets by segment. Allscripts does not allocate interest income, interest expense, other income or income taxes to its operating segments. In addition, Allscripts records corporate selling, general, and administration expenses, amortization of intangibles, restructuring and other related charges in its unallocated corporate costs. These costs are not included in the financial results of Allscripts’ operating segments.

	For the Three Months Ended March 31,
	2006	2005
Revenue:
Software and related services	$28,314	$14,310
Prepackaged medications	11,510	9,835
Information services	2,380	2,050

Total revenue	$42,204	$26,195

Profit from operations:
Software and related services	$6,423	$3,902
Prepackaged medications	1,349	1,597
Information services	338	149
Unallocated corporate expenses	(6,163)	(4,274)

Income from operations	1,947	1,374
Net interest and other income (expense)	186	(40)

Income before income taxes	$2,133	$1,334

13. Related Party Transactions

Medem Note Purchase

On February 7, 2006, Allscripts funded an additional convertible secured promissory note from Medem in the principal amount of $500 under the 2005 Note Purchase Agreement (see Note 9).

Repurchase of Common Stock

IDX, which is wholly owned by GE, owned approximately 11.2% of our common stock as of March 31, 2006. On March 9, 2006, we repurchased 1,250 shares of Allscripts common stock directly from IDX. Allscripts paid $21,078, which is based on 95% of the February 28, 2006 public offering price of $17.75.

Relationship with Med3000, Inc. and Trip Logics

John P. McConnell, the Chief Executive Officer and Chairman of the Board of A4 prior to Allscripts’ acquisition of A4, became one of our directors in connection with the acquisition of A4. Mr. McConnell serves on the board of directors of Med3000, Inc. (“Med3000”) and has an ownership interest of approximately 11% in Med3000. Allscripts has a license and distribution agreement with Med3000 pursuant to which Med3000 possesses the right to market, resell and sublicense Allscripts’ electronic health record solutions to its customers. As of the date of this report, Med3000 has agreed to purchase from Allscripts approximately $1,000 of hardware, software and related services. For the three months ended March 31, 2006, Allscripts recognized $573 of revenue under such contract. As of March 31, 2006, Allscripts had $233 in accounts receivable with Med3000. Mr. McConnell’s spouse is an owner of Trip Logics, a travel agency used by A4. As of March 31, 2006, Allscripts had $2 in accounts payable to Trip Logics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This report and statements we make or our representatives make contain forward-looking statements that involve risks and uncertainties, including those discussed below and elsewhere in this report. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Recognize these statements for what they are and do not rely upon them as facts. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.

We make forward-looking statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements. In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. For a detailed discussion of the risks, assumptions and uncertainties that may affect us, see our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 15, 2006 and available at www.sec.gov.

Overview

Allscripts Healthcare Solutions, Inc. (together with its wholly-owned subsidiaries, “Allscripts”) is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare. Our business groups provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide clinical software applications, including electronic health record (“EHR”), practice management, electronic prescribing (“e-prescribing”), document imaging and emergency department and care management solutions through our Clinical Solutions Group. Additionally, we provide clinical product education and connectivity solutions for physicians and patients through our Physicians Interactive Group, along with physician-patient connectivity solutions through our partnership with Medem. We also provide medication fulfillment services through our Medication Services Group. We report our financial results utilizing three business segments: software and related services segment, prepackaged medications segment and information services segment.

The software and related services segment includes clinical software solutions offered by our Clinical Solutions Group, such as TouchWorks and TouchScript. TouchWorks is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters, and capturing charges, among others. TouchWorks has the functionality to handle the complexities of large physician practices, while also addressing the needs of mid-sized physician practice groups. TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy or mail order facility. TouchScript can be a starting point for medical groups to transition over time to a complete EHR.

On March 2, 2006, we completed our acquisition of A4 Health Systems, Inc., one of the leading providers of healthcare information technology solutions. The acquisition of A4 allows us to reach new markets such as small and mid-sized physician practice groups that seek either a practice management system or a combined EHR and practice management solution, and hospitals that seek emergency department information systems and care management solutions. The A4 acquisition also enables us to extend our existing product offerings by allowing us to independently offer an integrated solution that combines our TouchWorks EHR solution with A4’s practice management system. A4’s operating results have been classified in the software and related services segment as of the date of acquisition.

In our information services segment, the key products offered by our Physicians Interactive Group are Physicians Interactive, Patients Interactive and Enterprise eMarketing Solution. Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers, and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states, which promotes more informed decision-making, increased efficiency, and ultimately higher quality patient care. Other elements of the Physicians Interactive platform include e-surveys, clinical updates, resource centers, key opinion leader materials, and other physician relationship management services. Patients Interactive is a web-based solution that enables physician-directed patient education, promoting medication adherence and compliance, and disease management. Through our partnership with Medem, our Patients Interactive and TouchWorks solutions also provide physicians and patients with a tool for secure online consultations, automated disease management services and personal health records. Enterprise eMarketing Solution provides pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The Enterprise eMarketing Solution incorporates a full suite of online tools, including campaign management, physician communication and education, sample and rep requests and e-Detailing opportunities.

Finally, our prepackaged medications segment is comprised of our Medication Services Group. This group provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers.

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2006	2005
	March 31	Dec. 31	Sept. 30	June 30	March 31
Software and related services	$28,314	$18,249	$16,462	$16,145	$14,310
Prepackaged medications	11,510	12,789	11,496	11,489	9,835
Information services	2,380	3,159	2,680	1,900	2,050

Total revenue	$42,204	$34,197	$30,638	$29,534	$26,195

Cost of revenue for the software and related services segment consists primarily of salaries, bonuses and benefits of our billable professionals, third-party software costs, hardware costs, capitalized software amortization and other direct engagement costs. Cost of revenue for the prepackaged medications segment consists primarily of the cost of the medications, cost of salaries, bonuses and benefits for repackaging personnel, shipping costs, repackaging facility costs and other costs. Cost of revenue for the information services segment consists primarily of salaries, bonuses and benefits of our program management and program development personnel, third-party program development costs, costs to recruit physicians and other program management costs.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation, general operating expenses, non-capitalizable product development expenses, and selling and marketing expenses. The first quarter of 2006 also included non-recurring integration costs related to the A4 acquisition. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment.

Adoption of New Accounting Standard

On January 1, 2006, Allscripts adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to recognize stock-based compensation expense related to all stock awards issued to employees, including options, in the statement of operations based on their fair values on the date of the grant and after applying an estimated forfeiture rate. The stock-based compensation expense is to be recognized over the period in which an employee is required to provide service in exchange for the stock award. Additionally, for any unvested awards outstanding at the adoption date, SFAS 123(R) requires recognition of compensation expense, after applying a forfeiture rate, over the remaining vesting period of the stock-based award.

Allscripts adopted the modified prospective application transition method as provided by SFAS 123(R). Accordingly, during the three months ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. For the three months ended March 31, 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with SFAS 123(R) was $407, or $0.01 per share.

Prior to the adoption of SFAS 123(R), our stock-based compensation awards were accounted for under the recognition and measurement provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations” (“APB 25”). Under the intrinsic value method described in APB 25, no compensation expense was recorded because the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant. The fair value of stock options granted prior to the adoption of SFAS 123(R) was estimated at the date of grant using the Black-Scholes option-pricing model. No stock options were granted to employees in the three months ended March 31, 2006. Allscripts’ management does not expect to grant options to employees in the future, and instead, expects to use awards of restricted stock as stock-based incentives to employees.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Software and Related Services

Software and related services revenue for the three months ended March 31, 2006 increased 97.9%, or $14,004, from $14,310 in 2005 to $28,314 in 2006. Of this increase, $8,130 in revenue is attributable to our acquisition of A4 in March 2006. The remaining increase of $5,874, or 41.1% is attributable to an increase in our installed customer base, an increase in related maintenance revenue, and an increase in hardware revenue as a result of obtaining certain large contracts during the fourth quarter of 2005 and the first quarter of 2006.

Gross profit for software and related services increased 83.2%, or $7,647, from $9,186 in the first quarter of 2005 to $16,833 in the first quarter of 2006. This increase in gross profit is a result of an increase in the overall installed customer base and related maintenance revenue, an increase in hardware revenue, and the contribution of gross profit from A4 since the date of acquisition, combined with a decrease in third-party royalties as a percent of revenue. Gross profit as a percentage of revenue decreased from 64.2% in the first quarter of 2005 to 59.5% for the same period in 2006. This decrease is due to the contribution of gross profit from the A4 product line, which tends to have lower margins than our traditional overall software and related services product lines and a larger percentage of our first quarter 2006 revenue being comprised of lower-margin hardware sales as a result of obtaining certain large contracts during the fourth quarter of 2005 and the first quarter of 2006.

Operating expenses for software and related services for the first quarter of 2006 increased 97.0%, or $5,126, from $5,284 in 2005 to $10,410 in 2006. This increase in operating expenses is primarily the result of the inclusion of operating expenses from A4 since the acquisition, which added $2,639 to such expenses, and the inclusion of $951 of additional amortization expense related to the acquired intangible assets from A4. The remaining increase of $1,536, or 29.1%, is attributable to an increase in our overall sales, marketing, and product support resources to handle the increased demand for our EHR and other clinical solutions products, and an increase in product research and development activity, of which $1,201 and $523, respectively, were capitalized pursuant to Statement of Financial Accounting Standard “SFAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment.

Prepackaged Medications

Prepackaged medications revenue increased 17.0%, or $1,675, from $9,835 for the three months ended March 31, 2005 to $11,510 for the same period in 2006. The increase is primarily due to an increase in revenue from wholesale customers from $1,508 in first quarter of 2005 to $2,538 in the same period of 2006, and an increase in sales to our direct customer base.

Gross profit for prepackaged medications for the three months ended March 31, 2006 increased 3.4%, or $72, from $2,112 in the first quarter of 2005 to $2,184 in the same period in 2006. This increase in gross profit is related to an overall increase in prepackaged medication revenue, offset by an increase in lower-margin revenue to wholesale customers. Gross profit as a percentage of revenue decreased from 21.5% in the first quarter of 2005 to 19.0% in the same period of 2006. The decrease in gross profit as a percentage of revenue is primarily due to an increase in lower-margin revenue from wholesale customers as a percentage of total revenue.

Operating expenses for prepackaged medications for the three months ended March 31, 2006 increased 62.1%, or $320, from $515 in the first quarter of 2005 to $835 in the same period for 2006. The increase was primarily due to an increase in our sales and marketing resources and due to an increase in bad debt expense.

Information Services

Information services revenue increased by 16.1%, or $330, from $2,050 in the first quarter of 2005 to $2,380 in the same period of 2006. The increase in revenue is primarily attributable to platform development and license fees generated in the first quarter of 2006, which were absent in the comparable period in 2005.

Gross profit for information services for the three months ended March 31, 2006 increased 27.5%, or $239, from $869 in 2005 to $1,108 in 2006. Gross profit as a percentage of revenue increased from 42.4% in the first quarter of 2005 to 46.6% in the first quarter of 2006. Such increase is attributable to an overall increase in revenue and improved margins related to platform development and license fees.

Operating expenses for information services for the three months ended March 31, 2006 increased 6.9%, or $50, from $720 in the first quarter of 2005 to $770 in the same period of 2006. The increase is primarily the result of an increase in marketing expenses, salaries and commissions.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended March 31, 2006 increased 44.2%, or $1,889, from $4,274 in the first quarter of 2005 to $6,163 in the same period of 2006. The increase was primarily due to $1,021 in non-recurring integration costs related to the A4 acquisition, an increase in corporate salaries and bonus expense, costs to improve our information systems, and an increase in legal expense.

Interest income

Interest income for the three months ended March 31, 2006 increased 36.7%, or $322, from $877 in the first quarter of 2005 to $1,199 in the same period of 2006. The increase is primarily related to more favorable short-term interest rates on a comparable basis, offset by a decrease in interest income during March 2006 due to a decrease in overall cash and marketable securities resulting from the A4 acquisition and the repurchase of 1,250 shares of Allscripts common stock from IDX Investment Corporation (“IDX”), a subsidiary of General Electric Company (“GE”).

Interest expense

Interest expense for the three months ended March 31, 2006 increased $18, from $877 in the first quarter of 2005 to $895 in the same period of 2006. The increase is primarily due to interest incurred on the secured promissory note assumed in the A4 acquisition.

Income taxes

As a result of the A4 acquisition in March 2006, management has determined under the provisions of SFAS No. 109 “Accounting for Income Taxes” that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize the majority of its deferred tax assets. Accordingly, we reversed $58,984 of our tax valuation allowance against goodwill in purchase accounting for the A4 acquisition. Approximately $2,300 of the tax valuation allowance was not reversed during the first quarter of 2006 due to management’s assessment as of March 31, 2006 of potential limitations on our net operating losses (“NOL”) pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. The $2,300 in remaining tax valuation reserve as of March 31, 2006 is our estimate as of March 31, 2006 of the potential NOL limitations. The Section 382 analysis will be completed during the second quarter of 2006, and we will make any necessary adjustments to goodwill in purchase accounting at that time. For the three months ended March 31, 2006, we recorded a tax provision of $810, using an effective tax rate of 38%.

Liquidity and Capital Resources

At March 31, 2006 and December 31, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $66,763 and $146,063, respectively. The decrease of $79,300 is primarily due to the following:

Operating activities

For the three months ended March 31, 2006, we generated $9,236 in net cash provided by operations compared to $1,385 for the same period in 2005. This increase of $7,851 is primarily due to an increase in non-cash reconciling items of $3,873, which is attributable to an increase of $407 in stock based compensation, the incurrence of $290 in non-cash A4 integration costs, an increase in depreciation and amortization of $1,165 primarily due to A4 purchased intangibles and an increase of $222 in bad debt provision, primarily due to the increase in revenue. The increase in cash provided by operations is also due to an increase of $5,536 in accounts payable and accrued expenses on a quarter over quarter basis, primarily due to the growth of our business and costs incurred in connection with the A4 acquisition.

Investing activities

On March 2, 2006, we acquired all of the outstanding equity interests in A4 for approximately $299,493, of which $230,718 was paid in cash to former A4 shareholders during the first quarter of 2006 of which $4,358 consists of acquisition-related transaction costs. The remaining $68,775 of consideration was paid through the issuance of 3,500 shares of our common stock (based on the last reported sale price of $19.65 per share of our common stock on the Nasdaq National Market on March 2, 2006). The cash component of the purchase price was offset by $21,742 of cash obtained from the A4 acquisition. A total of $1,056 of cash purchase price is unpaid and has been accrued for as of March 31, 2006.

During the three months ended March 31, 2006, we used $1,190 of cash for capital expenditures and, on February 7, 2006, we funded an additional convertible secured promissory note for the benefit of Medem in a principal amount of $500, under a contract signed in November 2005.

Financing activities

On February 28, 2006, we completed our public offering of 8,395 shares of our common stock, which generated approximately $140,991 in net proceeds after deducting underwriting discounts and commissions and transaction costs. All of the proceeds received from the sale of common stock were used to fund the acquisition of A4.

On March 9, 2006, we repurchased 1,250 shares of Allscripts common stock directly from IDX. We paid $21,078, which is based on 95% of the February 28, 2006 public offering price of $17.75.

For the three months ended March 31, 2006, we received $2,520 from the exercise of stock options.

Allscripts’ working capital decreased by 65.8%, or 74,592, for the three months ended March 31, 2006, from $113,317 at December 31, 2005 to $38,725 at March 31, 2006. The decrease is due to a decrease in cash, cash equivalents and short-term marketable securities, which is primarily the result of funding the net cash component of the A4 acquisition totaling $207,920 and the repurchase of 1,250 shares of common stock from IDX totaling $21,078, offset by the net proceeds of $140,991 received in our common stock offering and by cash provided by operating activities. At March 31, 2006, we had an accumulated deficit of $544,377, compared to $545,700 at December 31, 2005.

Future Capital Requirements

We believe that our cash flow from operations in 2006 and our cash, cash equivalents and marketable securities of $66,763 as of March 31, 2006 will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $3,184 in interest payments on our debt instruments, fund capital expenditures in the range of $6,500 to $8,000, and fund contractual obligations and investment needs of our current business.

We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations in 2006, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations as of March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
3.5% Senior Convertible Debentures	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Senior Convertible Debentures	52,696	1,444	5,776	5,776	39,700
7.85% secured promissory note	3,380	181	537	628	2,034
Monthly interest due on the 7.85% secured promissory note	1,451	194	463	372	422
Non-cancelable operating leases	7,260	1,804	2,900	1,127	1,429
Acquisition payment obligations	1,140	1,140	—	—	—
Other contractual obligations	769	60	709	—	—

Total contractual obligations	$149,196	$4,823	$10,385	$7,903	$126,085

In July 2004, we completed the private placement of our Senior Convertible Debentures (“Notes”). We are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. The Notes became convertible on April 1, 2006 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the thirty-day period prior to March 31, 2006. The Notes were convertible in the third and fourth quarters of 2005; however, no notes were converted during those periods. The timing of our obligation on the Notes to fund interest payments or make principal payments on the Notes may change based on whether the holders elect to convert the Notes. In addition, we may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

In connection with the acquisition of A4, Allscripts assumed a secured promissory note with an aggregate principal amount of $3,400 as of March 2, 2006, maturing on October 31, 2015. The promissory note bears interest at 7.85% per annum, and principal and interest are due monthly. In the event of prepayment in full or in part, Allscripts will be subject to a prepayment fee of 1% or more, as described in the related promissory note agreement, of the amount of principal prepaid on the promissory note. The promissory note is secured by the former corporate facilities of A4 and any lease or rental payments as defined in the related agreements.

As of March 31, 2006, $1,056 and $84 of the consideration related to the A4 acquisition and the August 2003 Advanced Imaging Concepts, Inc. (“AIC”) acquisition, respectively, had not been paid. Payment on the remaining AIC obligation will occur upon the receipt of the required acknowledgement from the AIC stockholders.

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by the lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of March 31, 2006 and December 31, 2005, no amounts had been drawn on the letter of credit. Thus, no such obligations are included in the table above.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $125. As of March 31, 2006 and December 31, 2005, no amounts had been drawn on the letters of credit. Thus, no such obligations are included in the table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of March 31, 2006, we had cash, cash equivalents and marketable securities in financial instruments of $66,763. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2006, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $668.

Item 4. Controls and Procedures

As of March 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that due to our acquisition of A4 on March 2, 2006, A4’s operating results were consolidated into Allscripts’ operating results.

PART II. OTHER INFORMATION

Item 2C. Unregistered Sales of Equity Securities, Use of Proceeds and Stock Repurchases

The following table summarizes repurchases of our common stock in the three months ended March 31, 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1-31, 2006	—		—	—	—
February 1-28, 2006	—		—	—	—
March 1-31, 2006	1,250	(1)	$16.86	—	—

Total	1,250		$16.86	—	—

(1) On March 9, 2006, we repurchased 1,250 shares of Allscripts common stock directly from IDX. Allscripts paid $21,078, which is based on 95% of the February 28, 2006 public offering price of $17.75.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
(Registrant)

By:	/s/ William J. Davis
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 10, 2006

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

2.1

Agreement of Merger, dated as of January 18, 2006, by and among Allscripts Healthcare Solutions, Inc., Quattro Merger Sub Corp., A4 Health Systems, Inc. and John P. McConnell, in his capacity as shareholder

Representative

Incorporated herein by reference to Exhibit 2.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 23, 2006

3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.	Incorporated herein by reference to Exhibit 4.1 to the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-3 filed on November 18. 2005 (SEC file no. 333-129816)

3.2	By-laws of Allscripts Healthcare Solutions, Inc.	Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 filed on December 7, 2000 (SEC file no. 333-49568)

4.1	Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024	Incorporated herein by reference to Exhibit 4.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024	Incorporated herein by reference to Exhibit 4.2 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

10.1	Amended and Restated Strategic Alliance Agreement, dated as of January 18, 2006, by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation	Incorporated herein by reference to Exhibit 99.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 19, 2006

10.2	Purchase Agreement, dated as of February 21, 2006, by and among Allscripts Healthcare Solutions, Inc., General Electric Company, IDX Systems Corporation and IDX Investment Corporation	Incorporated herein by reference to Exhibit 99.2 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on February 21, 2006

10.3	Promissory Note, dated October 25, 2000, by K-5 Associates, LLC in favor of GE Life and Annuity Assurance Company	Filed herewith

10.4	Loan Assumption Agreement, dated August 1, 2005, by and among GE Life and Annuity Assurance Company, K-5 Associates, LLC, Robert S. Kadis, Harold L. Kadis and A4 Realty, LLC	Filed herewith

10.5	Unconditional Guaranty, dated August 1, 2005, by A4 Health Systems, Inc. to and for the benefit of GE Life and Annuity Assurance Company	Filed herewith

10.6	Noncompetition, Nonsolicitation and Stock Sale Forbearance Agreement, dated as of January 18, 2006, by and among Allscripts Healthcare Solutions, Inc., John P. McConnell and McConnell Venture Partners Fund, LLC	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith