Form 10-Q
period 2006-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2006-08-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 52,385,811 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$32,978	$60,905
Marketable securities	14,212	54,408
Accounts receivable, net of allowances of $4,104 and $2,337 at June 30, 2006 and December 31, 2005, respectively	44,610	29,244
Other receivables	150	502
Deferred taxes, net	5,467	—
Inventories	5,124	2,174
Prepaid expenses and other current assets	6,800	5,811

Total current assets	109,341	153,044

Long-term marketable securities	18,626	30,750
Property and equipment, net	12,821	2,753
Software development costs, net	8,176	6,409
Deferred taxes, net	28,305	—
Intangible assets, net	83,641	9,151
Goodwill	182,801	13,760
Other assets	5,356	5,097

Total assets	$449,067	$220,964

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,434	$8,630
Accrued expenses	20,218	11,489
Accrued compensation	2,616	2,302
Current portion of long-term debt	248	—
Deferred revenue	32,967	17,306

Total current liabilities	66,483	39,727
Long-term debt	85,573	82,500
Other liabilities	313	318

Total liabilities	152,369	122,545
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 52,385 shares issued and outstanding at June 30, 2006; 42,302 shares issued and 40,873 shares outstanding as of December 31, 2005, respectively	524	423
Less treasury stock:
$0.01 par value, 0 and 1,399 shares at June 30, 2006 and December 31, 2005, respectively	—	(11,250)
Additional paid-in-capital	838,074	655,980
Accumulated deficit	(541,547)	(545,700)
Unearned compensation	—	(374)
Accumulated other comprehensive loss	(353)	(660)

Total stockholders’ equity	296,698	98,419

Total liabilities and stockholders’ equity	$449,067	$220,964

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
Revenue:
Software and related services	$46,745	$16,145	$75,059	$30,455
Prepackaged medications	10,508	11,489	22,018	21,324
Information services	2,761	1,900	5,141	3,950

Total revenue	60,014	29,534	102,218	55,729
Cost of revenue:
Software and related services	18,504	5,231	29,985	10,485
Prepackaged medications	8,716	9,697	18,042	17,420
Information services	1,522	725	2,794	1,776

Total cost of revenue	28,742	15,653	50,821	29,681

Gross profit	31,272	13,881	51,397	26,048

Selling, general and administrative expenses	22,706	11,458	39,107	21,815
Stock-based compensation expense	416	—	823	—
Amortization of intangible assets	3,281	436	4,651	872

Income from operations	4,869	1,987	6,816	3,361
Interest expense	(940)	(881)	(1,835)	(1,758)
Interest income	639	957	1,838	1,834
Other expense, net	(8)	(30)	(126)	(70)

Income before income taxes	4,560	2,033	6,693	3,367
Provision for income taxes	1,733	—	2,543	—

Net income	$2,827	$2,033	$4,150	$3,367

Net income per share—basic	$0.05	$0.05	$0.09	$0.09

Net income per share—diluted	$0.05	$0.05	$0.08	$0.08

Weighted-average shares of common stock outstanding used in computing basic net income per share	52,202	39,824	48,573	39,451

Weighted-average shares of common stock outstanding used in computing diluted net income per share	55,282	43,144	51,665	42,585

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$4,150	$3,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,537	3,125
Stock-based compensation expense	823	—
Write-off of capitalized software	290	—
Realized loss on investments	126	23
Provision for doubtful accounts	1,471	430
Changes in operating assets and liabilities:
Accounts receivable	(4,334)	(2,358)
Other receivables	352	(44)
Inventories	(586)	443
Prepaid expenses and other assets	106	76
Deferred taxes	1,660	—
Accounts payable	(658)	(1,288)
Accrued expenses	1,517	3,052
Accrued compensation	315	(751)
Deferred revenue	(1,179)	(163)
Other liabilities	160	170

Net cash provided by operating activities	11,750	6,082
Cash flows from investing activities:
Capital expenditures	(2,598)	(833)
Capitalized software and website development costs	(3,502)	(1,363)
Investment in promissory note receivable	(500)	(900)
Purchase of marketable securities	(3,508)	(6,525)
Maturities of marketable securities	55,942	19,543
Payment for A4 Health Systems, Inc. and related transaction costs (net of $21,742 cash acquired)	(209,718)	—
Payments for other acquisitions	—	(1,763)

Net cash provided by (used in) investing activities	(163,884)	8,159
Cash flows from financing activities:
Payments of capital lease obligations	(14)	(15)
Net proceeds received in issuance of common stock	140,674	—
Repurchase of common stock from a related party	(21,078)	—
Proceeds from exercise of common stock options	4,625	5,581

Net cash provided by financing activities	124,207	5,566

Net increase (decrease) in cash and cash equivalents	(27,927)	19,807
Cash and cash equivalents, beginning of period	60,905	16,972

Cash and cash equivalents, end of period	$32,978	$36,779

Non-cash investing and financing information:
Common stock issued in connection with the acquisition of A4 Health Systems, Inc.	$68,775	$—
Assumption of secured promissory note in connection with the A4 acquisition	$3,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on March 15, 2006. Operating results for the three-months and six-months ended June 30, 2006 are not necessarily indicative of the results for the full year. Certain of the 2005 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

2. Acquisitions

On March 2, 2006, Allscripts completed its acquisition of A4 Health Systems, Inc. (“A4”), whereby Allscripts acquired all of the outstanding equity interests of A4 for aggregate consideration of $215,000 in cash and 3,500 shares of Allscripts common stock. An additional payment of approximately $12,730, was made by Allscripts to A4 shareholders in respect of A4’s level of working capital at closing. The A4 acquisition enables Allscripts to reach new markets such as small and mid-sized physician practice groups that seek either an electronic health record (“EHR”) or a combined EHR and practice management system, and hospitals that seek emergency department information systems and care management solutions.

The A4 acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

The results of operations of A4 have been included in the accompanying unaudited consolidated statements of operations from the date of the A4 acquisition. The total purchase price for the acquisition is as follows:

Cash consideration to A4 shareholders (cash payment of $215,000 and additional working capital payment of $12,730)	$227,730
Fair value of Allscripts shares issued to A4 shareholders (3,500 Allscripts common shares at $19.65 per share, the last sale price of Allscripts common stock on March 2, 2006)	68,775
Acquisition-related transaction costs	4,685

Total purchase price	$301,190

The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. The Company obtained a third party valuation of certain intangible assets. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the A4 acquisition.

The purchase price has been allocated as follows:

Current assets, including $21,742 of cash acquired in the acquisition	$37,518
Property and equipment, net	8,791
Intangible assets	79,110
Non-current other assets	25
Goodwill	228,025
Current liabilities, excluding current portion of long term debt	(26,127)
Current and long-term debt	(3,400)
Deferred tax liabilities, net	(22,752)

Net assets acquired	$301,190

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

The following unaudited pro forma information assumes the A4 acquisition occurred on January 1, 2005. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the A4 acquisition occurred as of January 1, 2005, nor of future results of operations. The unaudited pro forma results for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenue	$60,898	$48,584	$118,113	$91,589
Net income	$3,808	$11,728	$14,050	$20,786
Earnings per share:
Basic	$0.07	$0.23	$0.27	$0.41
Diluted	$0.07	$0.22	$0.25	$0.39

The unaudited pro forma information for the three months and six months ended June 30, 2006 and 2005 include the following adjustments:

•	Increase (decrease) to amortization expense of ($699) and $2,658 for the three months ended June 30, 2006 and 2005, respectively, and $374 and $5,316 for the six months ended June 30, 2006 and 2005, respectively, related to management’s estimate of the fair value of intangible assets acquired as a result of the A4 acquisition less the elimination of original amortization recorded by A4.

•	Decrease to interest income of $0 and $754 for the three months ended June 30, 2006 and 2005, respectively, $574 and $1,428 for the six months ended June 30, 2006 and 2005, respectively, as a result of lower cash, cash equivalents and marketable securities balances at January 1, 2006 and 2005 as a result of assuming the acquisition of A4 occurred on January 1, 2005.

•	A transfer from Allscripts’ selling, general and marketing expense of $1,021 in the six months ended June 30, 2006 to the six months ended June 30, 2005 related to non-recurring A4 integration costs.

•	An increase (decrease) in revenue of $884 and ($630) for the three months ended June 30, 2006 and 2005, respectively, and $1,379 and ($1,260) for the six months ended June 30, 2006 and 2005, respectively, relating to the timing of deferred revenue purchase accounting adjustments.

•	An increase to the tax provision of $602 and $5,942 for the three months ended June 30, 2006 and 2005, respectively, and $6,068 and $10,676 for the six months ended June 30, 2006 and 2005, respectively, to reflect a 38% tax provision on a proforma basis.

•	The weighted average number of shares outstanding used for the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 assumes that the 8,395 shares issued in connection with Allscripts’ common stock offering completed in February 2006, in order to partially fund the cash portion of the A4 purchase price, and the 3,500 shares issued to A4 shareholders as part of the consideration to acquire A4 occurred on January 1, 2005.

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

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), employee stock-based compensation was not reflected in Allscripts’ net income because all stock options granted under Allscripts’ equity plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, Allscripts’ net income for the three months and six months ended June 30, 2005 does not reflect employee stock-based compensation.

The pro forma disclosures required by SFAS 123 and SFAS 148 for the three months and six months ended June 30, 2005 are as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$2,033	$3,367
Stock-based compensation cost	(2,088)	(4,272)

Pro forma net loss	($55)	($905)

Net income per share—basic, as reported	$0.05	$0.09

Net income per share—diluted, as reported	$0.05	$0.08

Pro forma net loss per share—basic and diluted	$0.00	($0.02)

Impact of the Adoption of SFAS 123(R)

Allscripts has elected to adopt the modified prospective application transition method as permitted by SFAS 123(R). Accordingly, during the three months and six months ended June 30, 2006, Allscripts recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. During the three and six months ended June 30, 2006, stock-based compensation expense of $416 and $823, respectively was recorded in operating expenses. Previously reported amounts have not been restated. For the three and six months ended June 30, 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with SFAS 123(R) was as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation:
Restricted stock	$313	$584
Stock options	103	239

Total stock-based compensation	$416	$823

Effect on net income	$416	$823

Effect on net income per share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

In Allscripts’ pro forma disclosures prior to the adoption of SFAS 123(R), Allscripts accounted for forfeitures upon occurrence, and, using this method, Allscripts had an unrecorded deferred stock-based compensation balance related to stock options of $718 before estimated forfeitures as of January 1, 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pursuant to SFAS 123(R), as of January 1, 2006, Allscripts estimated that the stock-based compensation for options not expected to vest was $154, therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to $564 after estimated forfeitures.

As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $394 after estimated forfeitures, and such amount will be recognized over an estimated weighted average amortization period of approximately nine months.

No stock-based compensation has been capitalized for the six months ended June 30, 2006 or at January 1, 2006, when the provisions of SFAS 123(R) were adopted.

Allscripts did not grant any stock options during the six months ended June 30, 2006. The fair value of stock options granted prior to January 1, 2006 was determined using the Black-Scholes option pricing model. The weighted average assumptions used in determining such fair values for the six months ended June 30, 2005 are as follows:

Six Months Ended June 30, 2005
Risk-free interest rate	3.01%
Volatility	139%
Dividend rate	—%
Option life (years)	2.42

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2003	10,303	$6.11	4,602	$8.50
Options granted	2,155	$9.16
Options exercised	(1,064)	$3.89
Options forfeited	(518)	$8.08

Balance at December 31, 2004	10,876	$6.84	6,503	$7.86
Options granted	41	$11.99
Options exercised	(2,158)	$4.39
Options forfeited	(216)	$10.36

Balance at December 31, 2005	8,543	$7.39	8,356	$7.38
Options granted	—	$—
Options exercised	(856)	$5.40
Options forfeited	(120)	$33.67

Balance at June 30, 2006	7,567	$7.30	7,468	$7.29

The aggregate intrinsic value of stock options outstanding as of June 30, 2006 was $84,891, which is based on Allscripts’ closing stock price of $17.55 as of June 30, 2006. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested, in-the-money stock options as of June 30, 2006 was 7,468, with an intrinsic value of $83,959.

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $9,609. The total cash received from employees as a result of employee stock option exercises during the three and six months ended June 30, 2006 was $4,489, net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

In accordance with SFAS 123(R), we charged $374 of unearned compensation related to unvested awards of restricted stock against additional paid-in-capital on the date of adoption. During the six months ended June 30, 2006, management awarded 334 shares of restricted stock to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with an average fair value of $16.46 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with the Company, any unvested shares of restricted stock will be forfeited. As of June 30, 2006, 358 shares of restricted stock were outstanding, of which 349 were unvested. The fair value of the shares of restricted stock on the date of the grant is amortized ratably over the vesting period. As of June 30, 2006, $4,223 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

4. Employee Stock Purchase Plan

On May 30, 2006, the Shareholders at the Annual Meeting of Stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 1, 2006 and allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last day of the offering period. Offering periods under the ESPP are three months in duration and begin on each January 1, April 1, July 1, and October 1. Shares will be purchased on the last day of each offering period at a price of 95% of fair market value of the common stock for such date as reported on Nasdaq. The aggregate number of shares of Allscripts common stock that may be issued under the ESPP may not exceed 250,000 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25,000 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by Allscripts in the open market and held as treasury shares. Allscripts will treat the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). There were no shares purchased under the ESPP as of June 30, 2006.

5. Revenue Recognition

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

As of June 30, 2006 and December 31, 2005, there were $12,118 and $6,668, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	June 30, 2006	December 31, 2005
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by Allscripts’ Clinical Solutions Group and included in the software and related services segment	$12,380	$12,860
Prepayments and billings in excess of revenue earned on contracts in progress for software, services and support provided by A4 and included in Allscripts’ software and related services segment	16,735	—
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ Physicians Interactive Group and included in the information services segment	3,852	4,446

Total deferred revenue	$32,967	$17,306

6. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at June 30, 2006 and December 31, 2005 consist of cash and highly liquid corporate debt securities with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term and long-term marketable securities held by Allscripts are as follows:

	June 30, 2006	December 31, 2005
Cash and cash equivalents:
Cash	$21,972	$24,274
Money market funds	11,006	1,367
Corporate debt securities	—	35,264

	32,978	60,905
Short-term marketable securities:
U.S. government and agency debt obligations	9,646	13,151
Corporate debt securities	4,566	41,257

	14,212	54,408
Long-term marketable securities:
U.S. government and agency debt obligations	6,021	7,810
Corporate debt securities	12,605	22,940

	18,626	30,750

Total cash, cash equivalents and marketable securities	$65,816	$146,063

7. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,827	$2,033	$4,150	$3,367
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of taxes	93	241	307	(114)

Comprehensive income	$2,920	$2,274	$4,457	$3,253

The components of accumulated other comprehensive income, net of income tax, consist of unrealized gains (losses) on Allscripts’ marketable securities. The components of net unrealized gain (loss) on marketable securities are as follows:

	June 30, 2006	December 31, 2005
Short-term marketable securities:
Gross unrealized gains	$—	$14
Gross unrealized losses	(94)	(258)

Net short-term unrealized losses	(94)	(244)
Long-term marketable securities:
Gross unrealized gains	—	—
Gross unrealized losses	(259)	(416)

Net long-term unrealized losses	(259)	(416)

Total net unrealized losses on marketable securities	($353)	($660)

8. Common Stock

Public Offering of Common Stock

On February 28, 2006, Allscripts completed its offering of 8,395 shares of common stock and received approximately $140,674 in net proceeds, based on a public offering price of $17.75 per share after deducting underwriting discounts and commissions and professional expenses. Of the 8,395 shares issued, 1,399 shares were issued from treasury. All of the net proceeds received from the sale of common stock were used to fund the acquisition of A4.

Acquisition of A4 Health Systems, Inc.

On March 2, 2006, Allscripts acquired all of the outstanding equity interests of A4 for aggregate consideration of $232,415 in cash, which includes $4,685 of acquisition-related transaction costs, an additional working capital cash payment of $12,370, and the issuance of 3,500 shares of Allscripts common stock.

Repurchase of Common Stock

On March 9, 2006, Allscripts repurchased 1,250 shares of its common stock directly from IDX Investment Corporation, a wholly owned subsidiary of General Electric Company. Allscripts paid $21,078, which is based on 95% of the February 22, 2006 public offering price of $17.75.

9. Net Income Per Share

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding:
Basic	52,202	39,824	48,573	39,451
Effect of dilutive securities	3,080	3,320	3,092	3,134

Diluted	55,282	43,144	51,665	42,585

In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), contingently convertible debt instruments are subject to the if-converted method under FAS 128, “Earnings Per Share,” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,300 shares and interest expense related to the 3.5% Senior Convertible Debentures due 2024 that were issued in July 2005 were excluded from the basic and diluted earnings per share calculation for the three months and six months ended June 30, 2006 and 2005, as the effects were anti-dilutive.

10. Investment in Promissory Note Receivable and Minority Interest

In August 2004, Allscripts entered into a convertible secured promissory note purchase agreement (“2004 Note Purchase Agreement”) with Medem, Inc. (“Medem”) and certain other investors. Under the 2004 Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“2004 Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the 2004 Note Purchase Agreement, or the filing of a registration statement with the SEC for the public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. As of December 31, 2005, Allscripts had funded the full $2,100 under the 2004 Note Purchase Agreement. The Promissory Note receivable balance is included in other assets in the consolidated balance sheets as of June 30, 2006 and December 31, 2005.

In connection with the transaction described above, Allscripts entered into a share purchase agreement with Medem (“Share Purchase Agreement”) pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash, and the estimated fair market value of these shares is recorded in other assets on the consolidated balance sheets as of June 30, 2006 and December 31, 2005. In addition, pursuant to the terms of the Share Purchase Agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600.

In November 2005, Allscripts entered into an additional convertible secured promissory note purchase agreement (“2005 Note Purchase Agreement”) with Medem and certain other investors. Under the 2005 Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $500 (“2005 Promissory Note” and together with the 2004 Promissory Note, “Promissory Notes”) under which Medem may borrow up to $500 from Allscripts. The 2005 Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The 2005 Promissory Note becomes due and payable upon the earlier to occur of (i) a Liquidity Event, as defined above, and (ii) December 31, 2007. As of June 30, 2006, Allscripts had funded the full $500 under the 2005 Note Purchase Agreement.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Notes into 2,317 shares of Medem’s Series A Common Stock. If Allscripts converts the Promissory Notes and exercises its full option to purchase additional equity in Medem, Allscripts will own approximately 41.1% of the voting capital of Medem and 33.2% of the capital stock of Medem. Allscripts continues to account for this investment under the cost basis of accounting. The total investment in the Promissory Notes and Share Purchase Agreement totaled $3,100 and $2,600 as of June 30, 2006 and December 31, 2005, respectively.

11. Long-Term Debt

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. Subject to the rights of holders of the Notes to require Allscripts to repurchase the Notes as described below, no payments of principal on the Notes are due until 2024.

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

The Notes were convertible in second quarter of 2006 and continue to be convertible in the third quarter of 2006 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on June 30, 2006. There were no Notes converted as of June 30, 2006.

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

Long-term debt outstanding as of June 30, 2006 and December 31, 2005 consists of the following:

	June 30, 2006	December 31, 2005
3.5% Senior convertible debt	$82,500	$82,500
7.85% Secured promissory note	3,321	—

Total debt	85,821	82,500
Less: Current portion	248	—

Long-term debt, net of current portion	$85,573	$82,500

Interest expense for the three months ended June 30, 2006 and 2005, consists of $788 and $722, respectively, in interest expense related to the Notes and the secured promissory note and $152 and $159, respectively, in debt issuance cost amortization. Interest expense for the six months ended June 30, 2006 and 2005, consists of $1,531 and $1,444, respectively, in interest expense related to the Notes and the secured promissory note and $304 and $314, respectively, in debt issuance cost amortization.

12. Income Taxes

As a result of the A4 acquisition in March 2006, management has determined under the provisions of SFAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize the majority of its deferred tax assets. Accordingly, management reversed $58,984 of its valuation allowance against goodwill in purchase accounting for the A4 acquisition. Approximately $2,300 of the tax valuation allowance was not reversed during the first six months of 2006 due to management’s assessment as of June 30, 2006 of potential limitations on Allscripts net operating losses (“NOL”) pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. The $2,300 in remaining tax valuation reserve as of June 30, 2006 is management’s estimate as of June 30, 2006 of the potential Section 382 NOL limitations. For the three and six months ended June 30, 2006, Allscripts recorded a tax provision of $1,733 and $2,543, respectively, using an effective tax rate of 38%.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Software and related services	$46,745	$16,145	$75,059	$30,455
Prepackaged medications	10,508	11,489	22,018	21,324
Information services	2,761	1,900	5,141	3,950

Total revenue	$60,014	$29,534	$102,218	$55,729

Income from operations:
Software and related services	$12,327	$4,541	$19,700	$8,313
Prepackaged medications	811	1,304	2,162	2,901
Information services	300	568	637	847
Unallocated corporate expenses	(8,569)	(4,426)	(15,683)	(8,700)

Income from operations	4,869	1,987	6,816	3,361
Net interest and other income, net	(309)	46	(123)	6

Income before income taxes	$4,560	$2,033	$6,693	$3,367

14. Related Party Transactions

Medem Note Purchase

On February 7, 2006, Allscripts funded an additional convertible secured promissory note from Medem in the principal amount of $500 under the 2005 Note Purchase Agreement (see Note 10).

Repurchase of Common Stock

On March 9, 2006, we repurchased 1,250 shares of Allscripts common stock directly from IDX, which is wholly owned by GE. Allscripts paid $21,078, which is based on 95% of the February 22, 2006 public offering price of $17.75. As of June 30, 2006, IDX owned approximately 4.6% of Allscripts common stock.

Relationship with Med3000, Inc. and Trip Logics

John P. McConnell, the Chief Executive Officer and Chairman of the Board of A4 prior to Allscripts’ acquisition of A4, became one of our directors in connection with the acquisition of A4. Mr. McConnell serves on the board of directors of Med3000, Inc. (“Med3000”) and has an ownership interest of approximately 11% in Med3000. Allscripts has a license and distribution agreement with Med3000 pursuant to which Med3000 possesses the right to market, resell and sublicense Allscripts’ electronic health record solutions to its customers. As of the date of this report, Med3000 has agreed to purchase from Allscripts approximately $1,000 of hardware, software and related services. For the three and six months ended June 30, 2006, Allscripts recognized $331 and $749 of revenue, respectively, under such contract. As of June 30, 2006, Allscripts had $66 in accounts receivable with Med3000. Mr. McConnell’s spouse is an owner of Trip Logics, a travel agency used by A4. As of June 30, 2006, Allscripts had $2 in accounts payable to Trip Logics.

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

Overview

Allscripts Healthcare Solutions, Inc. (together with its wholly owned subsidiaries, “Allscripts”) is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare. Our business groups provide innovative solutions that inform physicians with just right, just in time information™, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care.

We provide clinical software applications, including electronic health record (“EHR”), practice management, electronic prescribing (“e-prescribing”), document imaging and emergency department and care management solutions through our Clinical Solutions Group. Additionally, we provide clinical product education and connectivity solutions for physicians and patients through our Physicians Interactive™ Group, along with physician-patient connectivity solutions through our partnership with Medem. We also provide medication fulfillment services through our Medication Services Group. We report our financial results utilizing three business segments: software and related services segment, prepackaged medications segment and information services segment.

The software and related services segment includes clinical software solutions offered by our Clinical Solutions Group, such as TouchWorks™, TouchScript™ and Impact.MD. TouchWorks is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters, and capturing charges, among others. TouchWorks has the functionality to handle the complexities of large physician practices, while also addressing the needs of mid-sized physician practice groups. TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe medications. TouchScript can be a starting point for medical groups to transition over time to a complete EHR. Impact.MD is a complete document management solution that can simplify practice workflow and move healthcare organizations toward paperless efficiency, while leveraging the investment of an existing practice management system.

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

As a result of our acquisition of A4, our portfolio now includes HealthMatics® EHR, HealthMatics Ntierprise, HealthMatics ED and EmSTAT and Canopy. HealthMatics EHR is an electronic health record solution targeted at small to mid-sized physician practice groups. HealthMatics Ntierprise is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. HealthMatics ED and EmSTAT are emergency department information systems designed to manage patient flow through the emergency department by tracking patient location, activity and outstanding orders and procedures. Canopy is a web-based software solution that streamlines the patient care management process and automates utilization, case, discharge and quality management processes relating to patient hospital visits.

In our information services segment, the key products offered are Physicians Interactive and Enterprise eMarketing Solution. Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers, and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states, which promotes more informed decision-making, increased efficiency, and ultimately higher quality patient care. Other elements of the Physicians Interactive platform include e-surveys, clinical updates, resource centers, key opinion leader materials, and other physician relationship management services. Enterprise eMarketing Solution provides pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The Enterprise eMarketing Solution incorporates a full suite of online tools, including campaign management, physician communication and education, sample and rep requests and e-Detailing opportunities.

Finally, our prepackaged medications segment is comprised of our Medication Services Group. This group provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers.

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2006		2005
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Software and related services	$46,745	$28,314	$18,249	$16,462	$16,145	$14,310
Prepackaged medications	10,508	11,510	12,789	11,496	11,489	9,835
Information services	2,761	2,380	3,159	2,680	1,900	2,050

Total revenue	$60,014	$42,204	$34,197	$30,638	$29,534	$26,195

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

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation, general operating expenses, non-capitalizable product development expenses, and selling and marketing expenses. The first half of 2006 also included non-recurring integration costs related to the A4 acquisition. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment.

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

Allscripts adopted the modified prospective application transition method as provided by SFAS 123(R). Accordingly, during the six months ended June 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. For the three and six months ended June 30, 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with SFAS 123(R) was $416, or $0.01 per share, and $823, or $0.02 per share, respectively.

Prior to the adoption of SFAS 123(R), our stock-based compensation awards were accounted for under the recognition and measurement provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations” (“APB 25”). Under the intrinsic value method described in APB 25, no compensation expense was recorded because the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant. The fair value of stock options granted prior to the adoption of SFAS 123(R) was estimated at the date of grant using the Black-Scholes option-pricing model. No stock options were granted to employees in the six months ended June 30, 2006. Allscripts’ management does not expect to grant options to employees in the future, and instead, expects to use awards of restricted stock as stock-based incentives to employees.

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Software and Related Services

Software and related services revenue for the three months ended June 30, 2006 increased 189.5%, or $30,600, from $16,145 in 2005 to $46,745 in 2006. Software and related services revenue for the six months ended June 30, 2006 increased 146.5%, or $44,604 from $30,455 in the first half of 2005 to $75,059 in the same period of 2006. Of the three and six month increase, a total of $23,404 and $31,534, respectively, in revenue is attributed to revenue generated by A4 since the March 2, 2006 acquisition. The remaining increase of $7,196 and $13,070, or 44.6% and 42.9%, is attributable to an increase in our installed customer base, an increase in related maintenance revenue, and an increase in hardware revenue.

Gross profit for software and related services increased 158.8%, or $17,327, from $10,914 in the second quarter of 2005 to $28,241 in the second quarter of 2006. Gross profit for software and related services increased 125.7%, or $25,104, from $19,970 in the first half of 2005 to $45,074 in the same period of 2006. This increase in gross profit is a result of an increase in the overall installed customer base and related maintenance revenue, an increase in hardware revenue, and the contribution of gross profit from A4 since the date of acquisition. Gross profit as a percentage of revenue decreased from 67.6% in the second quarter of 2005 to 60.4% for the same period in 2006. Gross profit as a percentage of revenue decreased to 60.1% in the first half of 2006 from 65.6% in the same period of 2005. These decreases are due to the contribution of gross profit from the A4 product line, which tends to have lower margins than our traditional overall software and related services product lines and due to a larger percentage of our three and six month revenue in 2006 being comprised of lower-margin hardware sales when compared to the same period a year ago.

Operating expenses for software and related services for the second quarter of 2006 increased 149.7%, or $9,541, from $6,373 in 2005 to $15,914 in 2006. Operating expenses for software and related services for the six months ended June 30, 2006 increased by 117.7%, or $13,717, from $11,657 in 2005 to $25,374 in 2006. These increases in operating expenses are primarily the result of the inclusion of operating expenses from A4 since the acquisition, an increase in our overall sales, marketing, and product support resources to handle the increased demand for our EHR and other clinical solutions products, and an increase in product research and development activity. The remaining increase pertains to capitalized software of $2,960 for the six months ended June 30, 2006 and $1,145 for the same period in 2005, which was capitalized pursuant to Statement of Financial Accounting Standard “SFAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment.

Prepackaged Medications

Prepackaged medications revenue decreased by 8.5%, or $981, from $11,489 for the three months ended June 30, 2005 to $10,508 for the same period in 2006. Prepackaged medications revenue increased by 3.3%, or $694, from $21,324 for the six months ended June 30, 2005 to $22,018 for the same period in 2006. The three month decrease in revenue is largely due to a decrease in revenue from wholesaler customers. The six month increase in revenue is primarily due to an 8.2% increase in revenue from direct customers from $15,057 in first half of 2005 to $16,292 in the same period of 2006, offset by the previously mentioned decrease in wholesaler customer sales. The increase in revenue to direct customers is largely attributed to the volume of Tamiflu sales during the first six months of 2006, which were absent in the comparable period of 2005.

Gross profit for prepackaged medications for the three months ended June 30, 2006 remained unchanged at $1,792, in the second quarter of 2005 and 2006. Gross profit for prepackaged medications for the six months ended June 30, 2006 increased 1.8%, or $72, from $3,904 in 2005 to $3,976 in the same period of 2006. Gross profit as a percentage of revenue increased from 15.6% in the second quarter of 2005 to 17.1% in the same period of 2006. Gross profit as a percentage of revenue slightly decreased from 18.3% during the first half of 2005 to 18.1% in the same period of 2006. The increase in gross profit for the first half of 2006 compared to 2005 is related to an overall increase in prepackaged medication revenue, and a decrease in lower-margin sales to wholesale customers. The increase in gross margin as a percentage of revenue for the second quarter of 2006 is primarily due to an increase in revenue from direct customers.

Operating expenses for prepackaged medications for the three months ended June 30, 2006 increased 101.0%, or $493, from $488 in the second quarter of 2005 to $981 in the same period for 2006. Operating expenses for prepackaged medications for the six months ended June 30, 2006 increased 80.9%, or $811, from $1,003 in the second quarter of 2005 to $1,814 in the same period for 2006. The increase was primarily due to an increase in bad debt expense and an increase in sales commissions.

Information Services

Information services revenue increased by 45.3%, or $861, from $1,900 in the second quarter of 2005 to $2,761 in the second quarter of 2006. Information services revenue increased by 30.2%, or $1,191, from $3,950 in the first half of 2005 to $5,141 in the same period of 2006. The increase in revenue for both periods is primarily attributable to platform development and license fees generated in 2006, which were absent in the comparable periods in 2005. The increases were also driven by an increase in the number of e-detailing programs running during both periods in 2006 when compared to 2005.

Gross profit for information services for the three months ended June 30, 2006 increased 5.4%, or $64, from $1,175 in 2005 to $1,239 in 2006. Gross profit for information services for the six months ended June 30, 2006 increased 8.0%, or $173, from $2,174 in 2005 to $2,347 in 2006. Gross profit as a percentage of revenue decreased from 61.8% in the second quarter of 2005 to 44.9% in the second quarter of 2006. Gross profit as a percentage of revenue decreased from 55.0% in the first six months of 2005 to 45.7% in the comparable period of 2006. The decrease in gross profit as a percentage of revenue for both periods is primarily due to the recognition of non-recurring program early termination fees during the first six months of 2005, which compares to lower termination fees in 2006. We also recognized a lower certificate reward redemption rate in the first six months of 2005, which resulted in lower cost of revenue when compared to the same period in 2006. We expect the gross profit in the Information Services business as a percentage of revenue for future quarterly periods to be reflective of the average gross margin rates experienced during the first and second quarter of 2006.

Operating expenses for information services for the three months ended June 30, 2006 increased 54.7%, or $332, from $607 in the second quarter of 2005 to $939 in the same period of 2006. Operating expenses for information services for the six months ended June 30, 2006 increased 28.9%, or $383, from $1,327 in the first half of 2005 to $1,710 in the same period of 2006. The increase in both periods is primarily the result of an increase in both periods in promotional and marketing expense, bad debt, and employee compensation.

Unallocated Corporate Expenses

Unallocated corporate expenses for the second quarter of 2006 increased 93.6%, or $4,143, from $4,426 in the second quarter of 2005 to $8,569 in the same period of 2006. Unallocated corporate expenses for the six months ended June 30, 2006 increased by 80.3%, or $6,983, from $8,700 in 2005 to $15,683 in the same period of 2006. The increase in both periods during 2006 primarily relates to the increased intangible asset amortization expense relating to the A4 acquisition, an increase in corporate salaries and bonus expense and costs to improve our information systems. In addition, the six months ended June 30, 2006 also included $1,021 in non-recurring integration costs related to the A4 acquisition.

Interest income

Interest income for the three months ended June 30, 2006 decreased 33.2%, or $318, from $957 in the second quarter of 2005 to $639 in the same period of 2006. Interest income for the six months ended June 30, 2006 of $1,838 was consistent with the same period in 2005. The decrease in interest income during the second quarter of 2006 is attributed to a decrease in overall cash and marketable securities resulting from the A4 acquisition and the repurchase of 1,250 shares of Allscripts common stock from IDX Investment Corporation (“IDX”), a subsidiary of General Electric Company (“GE”). Interest income for the six months ended June 30, 2006 was comparable to the prior period in 2005 due to an increase in interest rates during 2006 and increased cash flows from operations generated in 2006 compared to 2005.

Interest expense

Interest expense for the three months ended June 30, 2006 increased $59, from $881 in the second quarter of 2005 to $940 in the same period of 2006. Interest expense for the six months ended June 30, 2006 increased $77, from $1,758 in 2005 to $1,835 in 2006. The increase is primarily due to interest expense incurred on the $3,321 secured promissory note assumed in the A4 acquisition.

Income taxes

As a result of the A4 acquisition in March 2006, management has determined under the provisions of SFAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize the majority of its deferred tax assets. Accordingly, management reversed $58,984 of its valuation allowance against goodwill in purchase accounting for the A4 acquisition. Approximately $2,300 of the tax valuation allowance was not reversed during the first six months of 2006 due to management’s assessment as of June 30, 2006 of potential limitations on Allscripts net operating losses (“NOL”) pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. The $2,300 in remaining tax valuation reserve as of June 30, 2006 is management’s estimate as of June 30, 2006 of the potential Section 382 NOL limitations. For the three and six months ended June 30, 2006, Allscripts recorded a tax provision of $1,733 and $2,543, respectively, using an effective tax rate of 38%.

Liquidity and Capital Resources

At June 30, 2006 and December 31, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $65,816 and $146,063, respectively. The decrease of $80,247 is primarily due to the following:

Operating activities

For the six months ended June 30, 2006, we generated $11,750 in net cash provided by operations, compared to $6,082 for the same period in 2005. This improvement of $5,668 is primarily due to a net income improvement of $783 and an increase in non-cash reconciling items, which is attributable to an increase in depreciation and amortization of $4,412 primarily due to the amortization of the A4 purchase intangibles, an increase of $1,041 in our bad debt provision primarily due to the increase in customer base and increased billings, an increase of $823 in stock based compensation, and the incurrence of $290 in non-cash A4 integration costs. The increase in cash from operations is partially offset by a decrease of $1,976 in accounts receivable and $1,016 in deferred revenue primarily due to the growth of our business, a decrease in inventory of $1,029 and a decrease of $905 in accounts payable and accrued expenses.

Investing activities

On March 2, 2006, we acquired all of the outstanding equity interests in A4 for approximately $301,190, $227,730 of which was paid in cash to A4 shareholders and $4,685 of which consists of acquisition-related transaction costs. The remaining $68,775 of consideration was paid through the issuance of 3,500 shares of our common stock (based on the last reported sale price of $19.65 per share of our common stock on the Nasdaq National Market on March 2, 2006). The cash component of the purchase price was offset by $21,742 of cash obtained from the A4 acquisition. A total of $955 of cash purchase price is unpaid and has been accrued for as of June 30, 2006.

During the six months ended June 30, 2006, we used $2,598 of cash for capital expenditures, $3,502 for capitalized software development costs and, on February 7, 2006, we funded an additional $500 convertible secured promissory note relating to our investment in Medem, Inc.

Financing activities

On February 28, 2006, we completed our public offering of 8,395 shares of our common stock, which generated approximately $140,674 in net proceeds after deducting underwriting discounts and commissions and transaction costs. All of the proceeds received from the sale of common stock were used to fund the acquisition of A4.

On March 9, 2006, we repurchased 1,250 shares of Allscripts common stock directly from IDX. We paid $21,078, which is based on 95% of the February 22, 2006 public offering price of $17.75.

For the six months ended June 30, 2006, we received $4,625 in proceeds from the exercise of stock options.

Allscripts’ working capital decreased by 62.2%, or 70,459, for the six months ended June 30, 2006, from $113,317 at December 31, 2005 to $42,858 at June 30, 2006. The decrease is due to a decrease in cash, cash equivalents and short-term marketable securities, which is primarily the result of funding the net cash component of the A4 acquisition totaling $209,718 and the repurchase of 1,250 shares of common stock from IDX totaling $21,078, offset by the net proceeds of $140,674 received in our common stock offering and by cash provided by operating activities. At June 30, 2006, we had an accumulated deficit of $541,547, compared to $545,700 at December 31, 2005.

Future Capital Requirements

We believe that our cash, cash equivalents and marketable securities of $65,816 as of June 30, 2006 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $3,144 in interest payments on our debt instruments, fund capital expenditures in the range of $6,500 to $8,000, and fund contractual obligations and investment needs of our current business.

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

The following table summarizes our significant contractual obligations as of June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
3.5% Senior Convertible Debentures	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Senior Convertible Debentures	52,696	1,444	5,776	5,776	39,700
7.85% secured promissory note	3,321	122	537	628	2,034
Monthly interest due on the 7.85% secured promissory note	1,387	128	463	372	424
Non-cancelable operating leases	7,260	1,804	2,900	1,127	1,429
Acquisition payment obligations	1,039	1,039	—	—	—
Other contractual obligations	1,089	380	709	—	—

Total contractual obligations	$149,292	$4,917	$10,385	$7,903	$126,087

In July 2004, we completed the private placement of our Senior Convertible Debentures (“Notes”). We are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. The Notes became convertible on April 1, 2006 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the thirty-day period prior to March 31, 2006. The Notes were convertible in the third and fourth quarters of 2005; however, no notes were converted during those periods. The timing of our obligation on the Notes to fund interest payments or make principal payments on the Notes may change based on whether the holders elect to convert the Notes. We may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts. As such, Allscripts may elect to redeem some or all of the Notes.

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

As of June 30, 2006, $955 and $84 of the consideration related to the A4 acquisition and the August 2003 Advanced Imaging Concepts, Inc. (“AIC”) acquisition, respectively, had not been paid. Payment on the remaining A4 obligation is expected during the second half of 2006. Payment on the remaining AIC obligation will occur upon the receipt of the required acknowledgement from the AIC stockholders.

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by the lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of June 30, 2006 and December 31, 2005, no amounts had been drawn on the letter of credit. Thus, no such obligations are included in the table above.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $125. As of June 30, 2006 and December 31, 2005, no amounts had been drawn on the letters of credit. Thus, no such obligations are included in the table above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes and promissory note bear a fixed interest rate and, accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligations.

As of June 30, 2006, we had cash, cash equivalents and marketable securities in financial instruments of $65,816. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2006, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $658.

Item 4.	Controls and Procedures

As of June 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that due to our acquisition of A4 on March 2, 2006, A4’s operating results were consolidated into Allscripts’ operating results.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At Allscripts’ Annual Meeting of Stockholders held on May 30, 2006, the stockholders (1) elected Marcel L. “Gus” Gameche, Bernard Goldstein and Philip D. Green as directors of Allscripts to hold office until the 2009 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); (2) approved the Allscripts’ Employee Stock Purchase Plan; and (3) ratified the appointment of Grant Thornton LLP as Allscripts’ independent accountants. The votes were as follows:

	Votes for	Votes Against	Withheld/Abstain	Broker Non-vote
(1) Election of directors:
Marcel L. “Gus” Gameche	38,431,746	—	2,391,746	—
Bernard Goldstein	39,923,950	—	899,542	—
Philip D. Green	37,669,196	—	3,154,296	—
(2) Allscripts’ Employee Stock Purchase Plan	23,018,689	1,826,398	87,347	15,891,058
(3) Ratification of the appointment of Grant Thornton LLP	40,658,422	23,698	141,372	—

Each of Robert A. Compton, Michael J. Kluger and John P. McConnell will continue as a director until the 2007 Annual Meeting. Each of M. Fazle Husain and Glen E. Tullman will continue as a director until the 2008 Annual Meeting.

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

Date: August 9, 2006

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith