Form 10-Q
period 2006-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2006-11-08
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2006, there were 53,671,363 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$35,734	$60,905
Marketable securities	11,250	54,408
Accounts receivable, net of allowances of $3,944 and $2,337 at September 30, 2006 and December 31, 2005, respectively	57,394	29,244
Other receivables	219	502
Deferred taxes, net	3,464	—
Inventories	3,609	2,174
Prepaid expenses and other current assets	9,106	5,811

Total current assets	120,776	153,044

Long-term marketable securities	24,510	30,750
Property and equipment, net	13,560	2,753
Software development costs, net	9,987	6,409
Deferred taxes, net	28,305	—
Intangible assets, net	80,611	9,151
Goodwill	182,802	13,760
Other assets	5,168	5,097

Total assets	$465,719	$220,964

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,703	$8,630
Accrued expenses	17,800	11,489
Accrued compensation	8,197	2,302
Current portion of long-term debt	253	—
Deferred revenue	33,732	17,306

Total current liabilities	73,685	39,727
Long-term debt	85,508	82,500
Other liabilities	346	318

Total liabilities	159,539	122,545
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 53,657 shares issued and outstanding at September 30, 2006; 42,302 shares issued and 40,873 shares outstanding as of December 31, 2005, respectively	536	423
Less treasury stock:
$0.01 par value, 0 and 1,399 shares at September 30, 2006 and December 31, 2005, respectively	—	(11,250)
Additional paid-in-capital	844,135	655,980
Accumulated deficit	(538,288)	(545,700)
Unearned compensation	—	(374)
Accumulated other comprehensive loss	(203)	(660)

Total stockholders’ equity	306,180	98,419

Total liabilities and stockholders’ equity	$465,719	$220,964

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
Revenue:
Software and related services	$49,534	$16,462	$124,593	$46,917
Prepackaged medications	10,438	11,496	32,456	32,820
Information services	2,219	2,680	7,360	6,630

Total revenue	62,191	30,638	164,409	86,367
Cost of revenue:
Software and related services	21,631	6,114	51,616	16,599
Prepackaged medications	8,802	9,753	26,844	27,173
Information services	1,202	1,511	3,996	3,287

Total cost of revenue	31,635	17,378	82,456	47,059

Gross profit	30,556	13,260	81,953	39,308

Selling, general and administrative expenses	21,330	10,025	60,437	31,840
Stock-based compensation expense	617	—	1,440	—
Amortization of intangible assets	3,045	436	7,696	1,308

Income from operations	5,564	2,799	12,380	6,160
Interest expense	(940)	(880)	(2,775)	(2,636)
Interest income	657	1,064	2,495	2,898
Other expense, net	(8)	(43)	(134)	(115)

Income before income taxes	5,273	2,940	11,966	6,307
Provision for income taxes	2,011	—	4,554	—

Net income	$3,262	$2,940	$7,412	$6,307

Net income per share—basic	$0.06	$0.07	$0.15	$0.16

Net income per share—diluted	$0.06	$0.07	$0.14	$0.15

Weighted-average shares of common stock outstanding used in computing basic net income per share	53,048	40,895	50,081	39,938

Weighted-average shares of common stock outstanding used in computing diluted net income per share	55,676	44,223	52,572	43,003

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$7,412	$6,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,026	4,782
Stock-based compensation expense	1,440	46
Write-off of capitalized software	290	—
Realized loss on investments	134	43
Provision for doubtful accounts	2,323	351
Changes in operating assets and liabilities:
Accounts receivable	(17,970)	(5,722)
Other receivables	283	62
Inventories	929	437
Prepaid expenses and other assets	(2,007)	(945)
Deferred taxes	3,663	—
Accounts payable	2,611	(1,066)
Accrued expenses	(947)	2,224
Accrued compensation	5,896	(1,538)
Deferred revenue	(415)	496
Other liabilities	131	197

Net cash provided by operating activities	15,799	5,674
Cash flows from investing activities:
Capital expenditures	(4,088)	(1,352)
Capitalized software and website development costs	(6,086)	(2,379)
Investment in promissory note receivable	(500)	(1,050)
Purchase of marketable securities	(14,622)	(19,471)
Maturities of marketable securities	64,336	32,139
Payment for A4 Health Systems, Inc. and related transaction costs (net of $21,742 cash acquired)	(209,670)	—
Payments for other acquisitions	—	(1,763)

Net cash provided by (used in) investing activities	(170,630)	6,124
Cash flows from financing activities:
Payments of capital lease obligations	(15)	(49)
Net proceeds received in issuance of common stock	140,675	—
Repurchase of common stock from a related party	(21,078)	—
Proceeds from employee stock purchase plan, net	143	—
Proceeds from exercise of common stock options	9,935	8,998

Net cash provided by financing activities	129,660	8,949

Net increase (decrease) in cash and cash equivalents	(25,171)	20,747
Cash and cash equivalents, beginning of period	60,905	16,972

Cash and cash equivalents, end of period	$35,734	$37,719

Non-cash investing and financing information:
Common stock issued in connection with the acquisition of A4 Health Systems, Inc.	$68,775	$—
Assumption of secured promissory note in connection with the A4 acquisition	$3,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on March 15, 2006. Operating results for the three-months and nine-months ended September 30, 2006 are not necessarily indicative of the results for the full year. Certain of the 2005 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

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

The purchase price has been allocated as follows:

Current assets, including $21,742 of cash acquired in the acquisition	$37,518
Property and equipment, net	8,791
Intangible assets	79,110
Non-current other assets	25
Goodwill (before deferred tax adjustment—see Note 12)	228,025
Current liabilities, excluding current portion of long-term debt	(26,127)
Current and long-term debt	(3,400)
Deferred tax liabilities, net	(22,752)

Net assets acquired	$301,190

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

Of the $79,110 intangible assets acquired, $40,000 was assigned to developed technology rights with a weighted-average useful life of approximately 8 years, $20,800 was assigned to customer relationships with a useful life of 15 years, $15,210 was assigned to registered trade marks with a useful life of 10 years, $1,400 was assigned to A4’s backlog with a useful life of six months, $1,200 was assigned to non-competition agreements with a useful life of 2 years, and $500 was assigned to proprietary technology with a useful life of 5 years. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were A4’s history of profitability and high operating margins, strong sales force and overall employee base, and leadership position in the healthcare information technology market.

The following unaudited pro forma information assumes the A4 acquisition occurred on January 1, 2005. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the A4 acquisition occurred as of January 1, 2005, nor of future results of operations. The unaudited pro forma results for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenue	$63,075	$48,768	$181,188	$140,357
Net income	$4,099	$1,633	$5,781	$3,438
Earnings per share:
Basic	$0.08	$0.03	$0.11	$0.07
Diluted	$0.07	$0.03	$0.10	$0.06

The unaudited pro forma information for the three months and nine months ended September 30, 2006 and 2005 include the following adjustments:

•	Increase (decrease) to amortization expense of ($466) and $2,853 for the three months ended September 30, 2006 and 2005, respectively, and $38 and $8,326 for the nine months ended September 30, 2006 and 2005, respectively, related to management’s estimate of the fair value of intangible assets acquired as a result of the A4 acquisition less the elimination of original amortization recorded by A4.

•	Decrease to interest income of $0 and $785 for the three months ended September 30, 2006 and 2005, respectively, and $1,258 and $2,062 for the nine months ended September 30, 2006 and 2005, respectively, as a result of lower cash, cash equivalents and marketable securities balances at January 1, 2006 and 2005 as a result of assuming the acquisition of A4 occurred on January 1, 2005.

•	A transfer from Allscripts’ selling, general and marketing expense of $1,021 in the nine months ended September 30, 2006 to the nine months ended September 30, 2005 related to non-recurring A4 integration costs.

•	An increase (decrease) in revenue of $884 and ($630) for the three months ended September 30, 2006 and 2005, respectively, and $2,263 and ($1,890) for the nine months ended September 30, 2006 and 2005, respectively, relating to the timing of deferred revenue purchase accounting adjustments.

•	An increase (decrease) to the tax provision of $513 and ($801) for the three months ended September 30, 2006 and 2005, respectively, and ($1,000) and ($1,759) for the nine months ended September 30, 2006 and 2005, respectively, to reflect a 38% tax provision on a proforma basis.

•	The weighted average number of shares outstanding used for the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 assumes that the 8,395 shares issued in connection with Allscripts’ common stock offering completed in February 2006, in order to partially fund the cash portion of the A4 purchase price, and the 3,500 shares issued to A4 shareholders as part of the consideration to acquire A4 occurred on January 1, 2005.

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

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), employee stock-based compensation was not reflected in Allscripts’ net income because all stock options granted under Allscripts’ equity plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, Allscripts’ net income for the three months and nine months ended September 30, 2005 does not reflect employee stock-based compensation.

The pro forma disclosures required by SFAS 123 and SFAS 148 for the three months and nine months ended September 30, 2005 are as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$2,940	$6,307
Stock-based compensation cost	(1,729)	(6,157)

Pro forma net income	$1,211	$150

Net income per share—basic, as reported	$0.07	$0.16

Net income per share—diluted, as reported	$0.07	$0.15

Pro forma net income per share—basic and diluted	$0.03	$0.00

Impact of the Adoption of SFAS 123(R)

Allscripts has elected to adopt the modified prospective application transition method as permitted by SFAS 123(R). Accordingly, during the three and nine months ended September 30, 2006, Allscripts recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. During the three and nine months ended September 30, 2006, stock-based compensation expense of $617 and $1,440, respectively was recorded in operating expenses. Previously reported amounts have not been restated. For the three and nine months ended September 30, 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with SFAS 123(R) was as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation:
Restricted stock	$529	$1,113
Stock options	88	327

Total stock-based compensation	$617	$1,440

Effect on net income	$617	$1,440

Effect on net income per share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

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

As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $307 after estimated forfeitures, and such amount will be recognized over an estimated weighted average amortization period of approximately nine months.

No stock-based compensation has been capitalized for the nine months ended September 30, 2006 or at January 1, 2006, when the provisions of SFAS 123(R) were adopted.

Allscripts did not grant any stock options during the nine months ended September 30, 2006. The fair value of stock options granted prior to January 1, 2006 was determined using the Black-Scholes option pricing model. The weighted average assumptions used in determining such fair values for the nine months ended September 30, 2005 are as follows:

Nine Months Ended September 30, 2005
Risk-free interest rate	3.01%
Volatility	139%
Dividend rate	—%
Option life (years)	2.42

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2003	10,303	$6.11	4,602	$8.50
Options granted	2,155	$9.16
Options exercised	(1,064)	$3.89
Options forfeited	(518)	$8.08

Balance at December 31, 2004	10,876	$6.84	6,503	$7.86
Options granted	41	$11.99
Options exercised	(2,158)	$4.39
Options forfeited	(216)	$10.36

Balance at December 31, 2005	8,543	$7.39	8,356	$7.38
Options granted	—	$—
Options exercised	(2,129)	$4.67
Options forfeited	(132)	$30.87

Balance at September 30, 2006	6,282	$7.93	6,226	$7.92

The aggregate intrinsic value of stock options outstanding as of September 30, 2006 was $95,814, which is based on Allscripts’ closing stock price of $22.48 as of September 30, 2006. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested, in-the-money stock options as of September 30, 2006 was 6,226, with an intrinsic value of $95,069.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $32,462. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 was $9,935, net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

In accordance with SFAS 123(R), we charged $374 of unearned compensation related to unvested awards of restricted stock against additional paid-in-capital on the date of adoption. During the nine months ended September 30, 2006, management awarded 693 shares of restricted stock to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with an average fair value of $18.70 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited. As of September 30, 2006, 693 shares of restricted stock were outstanding, of which 690 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of September 30, 2006, $9,306 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

4. Employee Stock Purchase Plan

On May 30, 2006, the Shareholders at the Annual Meeting of Stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 1, 2006 and allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last day of the offering period. Offering periods under the ESPP are three months in duration and begin on each January 1, April 1, July 1, and October 1. Shares will be purchased on the last day of each offering period at a price of 95% of fair market value of the common stock on such date as reported on Nasdaq. The aggregate number of shares of Allscripts common stock that may be issued under the ESPP may not exceed 250 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by Allscripts in the open market and held as treasury shares. Allscripts will treat the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). As of September 30, 2006, 8 shares were issued under the ESPP, which resulted in $143 in net proceeds.

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

As of September 30, 2006 and December 31, 2005, there were $9,882 and $6,668, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	September 30, 2006	December 31, 2005
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts and included in the software and related services segment	$14,502	$11,644
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts and included in the software and related services segment	15,107	1,216
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ Physicians Interactive business unit and included in the information services segment	4,123	4,446

Total deferred revenue	$33,732	$17,306

6. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at September 30, 2006 and December 31, 2005 consist of cash and highly liquid corporate debt securities with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term and long-term marketable securities are invested in overnight repurchase agreements, money market funds and corporate debt securities. The carrying values of cash and cash equivalents, short-term and long-term marketable securities held by Allscripts are as follows:

	September 30, 2006	December 31, 2005
Cash and cash equivalents:
Cash	$18,353	$24,274
Money market funds	17,381	1,367
Corporate debt securities	—	35,264

	35,734	60,905
Short-term marketable securities:
U.S. government and agency debt obligations	7,350	13,151
Corporate debt securities	3,900	41,257

	11,250	54,408
Long-term marketable securities:
U.S. government and agency debt obligations	5,634	7,810
Corporate debt securities	18,876	22,940

	24,510	30,750

Total cash, cash equivalents and marketable securities	$71,494	$146,063

7. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$3,262	$2,940	$7,412	$6,307
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of taxes	150	(77)	457	(191)

Comprehensive income	$3,412	$2,863	$7,869	$6,116

The components of accumulated other comprehensive income, net of income tax, consist of unrealized gains (losses) on Allscripts’ marketable securities. The components of net unrealized gain (loss) on marketable securities are as follows:

	September 30, 2006	December 31, 2005
Short-term marketable securities:
Gross unrealized gains	$—	$14
Gross unrealized losses	(9)	(258)

Net short-term unrealized losses	(9)	(244)
Long-term marketable securities:
Gross unrealized gains	2	—
Gross unrealized losses	(196)	(416)

Net long-term unrealized losses	(194)	(416)

Total net unrealized losses on marketable securities	$(203)	$(660)

8. Common Stock

Public Offering of Common Stock

On February 28, 2006, Allscripts completed its offering of 8,395 shares of common stock and received approximately $140,675 in net proceeds, based on a public offering price of $17.75 per share after deducting underwriting discounts and commissions and professional expenses. Of the 8,395 shares issued, 1,399 shares were issued from treasury. All of the net proceeds received from the sale of common stock were used to fund the acquisition of A4.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding:
Basic	53,048	40,895	50,081	39,938
Effect of dilutive securities	2,628	3,328	2,491	3,065

Diluted	55,676	44,223	52,572	43,003

In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), contingently convertible debt instruments are subject to the if-converted method under FAS 128, “Earnings Per Share,” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,300 shares and interest expense related to the 3.5% Senior Convertible Debentures due 2024 that were issued in July 2005 were excluded from the basic and diluted earnings per share calculation for the three months and nine months ended September 30, 2006 and 2005, as the effects were anti-dilutive.

10. Investment in Promissory Note Receivable and Minority Interest

In August 2004, Allscripts entered into a convertible secured promissory note purchase agreement (“2004 Note Purchase Agreement”) with Medem, Inc. (“Medem”) and certain other investors. Under the 2004 Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,100 (“2004 Promissory Note”) under which Medem may borrow up to $2,100 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the 2004 Note Purchase Agreement, or the filing of a registration statement with the SEC for the public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. As of December 31, 2005, Allscripts had funded the full $2,100 under the 2004 Note Purchase Agreement. The Promissory Note receivable balance is included in other assets in the consolidated balance sheets as of September 30, 2006 and December 31, 2005.

In connection with the transaction described above, Allscripts entered into a share purchase agreement with Medem (“Share Purchase Agreement”) pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash, and the estimated fair market value of these shares is recorded in other assets on the consolidated balance sheets as of September 30, 2006 and December 31, 2005. In addition, pursuant to the terms of the Share Purchase Agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600.

In November 2005, Allscripts entered into an additional convertible secured promissory note purchase agreement (“2005 Note Purchase Agreement”) with Medem and certain other investors. Under the 2005 Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $500 (“2005 Promissory Note” and together with the 2004 Promissory Note, “Promissory Notes”) under which Medem may borrow up to $500 from Allscripts. The 2005 Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The 2005 Promissory Note becomes due and payable upon the earlier to occur of (i) a Liquidity Event, as defined above, and (ii) December 31, 2007. As of September 30, 2006, Allscripts had funded the full $500 under the 2005 Note Purchase Agreement.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Notes into 2,317 shares of Medem’s Series A Common Stock. If Allscripts converts the Promissory Notes and exercises its full option to purchase additional equity in Medem, Allscripts will own approximately 34.1% of the voting capital stock of Medem and 28.8% of the capital stock of Medem. Allscripts continues to account for this investment under the cost basis of accounting. The total investment in the Promissory Notes and Share Purchase Agreement totaled $3,100 and $2,600 as of September 30, 2006 and December 31, 2005, respectively.

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

The Notes were convertible in third quarter of 2006 and continue to be convertible in the fourth quarter of 2006 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on September 30, 2006. There were no Notes converted as of September 30, 2006.

Allscripts received approximately $79,524 in net proceeds from the offering after deduction for issuance costs consisting of underwriting fees and professional expenses. The debt issuance costs of approximately $2,976 have been capitalized as an other asset and are being amortized as interest expense over five years using the effective interest method, through the first date that the holders have the option to require Allscripts to purchase the Notes.

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

Long-term debt outstanding as of September 30, 2006 and December 31, 2005 consists of the following:

	September 30, 2006	December 31, 2005
3.5% Senior convertible debt	$82,500	$82,500
7.85% Secured promissory note	3,261	—

Total debt	85,761	82,500
Less: Current portion	253	—

Long-term debt, net of current portion	$85,508	$82,500

Interest expense for the three months ended September 30, 2006 and 2005, consists of $789 and $723, respectively, in interest expense related to the Notes and the secured promissory note and $151 and $157, respectively, in debt issuance cost amortization. Interest expense for the nine months ended September 30, 2006 and 2005, consists of $2,320 and $2,166, respectively, in interest expense related to the Notes and the secured promissory note and $455 and $470, respectively, in debt issuance cost amortization.

12. Income Taxes

As a result of the A4 acquisition in March 2006, management has determined under the provisions of SFAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize the majority of its deferred tax assets. Accordingly, management reversed $58,984 of its valuation allowance against goodwill in purchase accounting for the A4 acquisition. Approximately $2,300 of the tax valuation allowance was not reversed due to management’s assessment of potential limitations on Allscripts net operating losses (“NOL”) pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. The $2,300 in remaining tax valuation reserve as of September 30, 2006 is management’s estimate of the potential Section 382 NOL limitations. For the three and nine months ended September 30, 2006, Allscripts recorded a tax provision of $2,011 and $4,554, respectively, using an effective tax rate of 38%.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Software and related services	$49,534	$16,462	$124,593	$46,917
Prepackaged medications	10,438	11,496	32,456	32,820
Information services	2,219	2,680	7,360	6,630

Total revenue	$62,191	$30,638	$164,409	$86,367

Income from operations:
Software and related services	$12,593	$5,163	$32,294	$13,476
Prepackaged medications	1,035	1,208	3,196	4,109
Information services	(23)	485	613	1,332
Unallocated corporate expenses	(8,041)	(4,057)	(23,723)	(12,757)

Income from operations	5,564	2,799	12,380	6,160
Net interest and other income, net	(291)	141	(414)	147

Income before income taxes	$5,273	$2,940	$11,966	$6,307

14. Related Party Transactions

Medem Note Purchase

On February 7, 2006, Allscripts funded an additional convertible secured promissory note from Medem in the principal amount of $500 under the 2005 Note Purchase Agreement (see Note 10).

Repurchase of Common Stock

On March 9, 2006, Allscripts repurchased 1,250 shares of its common stock directly from IDX, which is wholly owned by GE. Allscripts paid $21,078, which is based on 95% of the February 22, 2006 public offering price of $17.75. As of September 30, 2006, IDX has no ownership interest in Allscripts common stock.

ExactTarget Agreement

On July 31, 2006, Allscripts entered into an agreement with ExactTarget, with whom Allscripts shares a mutual board member. Over the next twelve months, Allscripts expects to pay approximately $100 to ExactTarget for use of ExactTarget’s enterprise software and services.

Relationship with Med3000, Inc. and Trip Logics

The Chief Executive Officer and Chairman of the Board of A4 prior to Allscripts’ acquisition of A4, became one of our directors in connection with the acquisition of A4. Such director also serves on the board of directors of Med3000, Inc. (“Med3000”) and has an ownership interest of approximately 8% in Med3000. Allscripts has a license and distribution agreement with Med3000 pursuant to which Med3000 possesses the right to market, resell and sublicense Allscripts’ electronic health record solutions to its customers. As of September 30, 2006, Med3000 has agreed to purchase from Allscripts approximately $1,650 of hardware, software and related services. For the three and nine months ended September 30, 2006, Allscripts recognized $171 and $915 of revenue, respectively, under such contract. As of September 30, 2006, Allscripts had $608 in accounts receivable with Med3000. That same director’s spouse is an owner of Trip Logics, a travel agency used by A4. Allscripts paid $22 to Trip Logics during the nine months ended September 30, 2006 and had $2 in accounts payable to Trip Logics as of September 30, 2006.

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

The software and related services segment includes clinical software solutions such as our award-winning products TouchWorks™, TouchScript™ and Impact.MD. TouchWorks is an EHR solution designed to enhance physician productivity using tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters, and capturing charges, among others. TouchWorks has the functionality to handle the complexities of large physician practices, while also addressing the needs of mid-sized physician practice groups. TouchScript is an e-prescribing solution that physicians can access securely via the Internet to quickly, safely and securely prescribe medications. TouchScript can be a starting point for medical groups to transition over time to a complete EHR. Impact.MD is a complete document management solution that can simplify practice workflow and move healthcare organizations toward paperless efficiency, while leveraging the investment of an existing practice management system.

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

As a result of our acquisition of A4, our clinical software portfolio now includes HealthMatics® EHR, HealthMatics Ntierprise, HealthMatics ED and EmSTAT and Canopy. HealthMatics EHR is an electronic health record solution targeted at small to mid-sized physician practice groups. HealthMatics Ntierprise is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. HealthMatics ED and EmSTAT are emergency department information systems designed to manage patient flow through the emergency department by tracking patient location, activity and outstanding orders and procedures. Canopy is a web-based software solution that streamlines the patient care management process and automates utilization, case, discharge and quality management processes relating to patient hospital visits.

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

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2006			2005
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Software and related services	$49,534	$46,745	$28,314	$18,249	$16,462	$16,145	$14,310
Prepackaged medications	10,438	10,508	11,510	12,789	11,496	11,489	9,835
Information services	2,219	2,761	2,380	3,159	2,680	1,900	2,050

Total revenue	$62,191	$60,014	$42,204	$34,197	$30,638	$29,534	$26,195

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

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation, general operating expenses, non-capitalizable product development expenses, and selling and marketing expenses. The first nine months of 2006 also included non-recurring integration costs related to the A4 acquisition. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment.

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

Allscripts adopted the modified prospective application transition method as provided by SFAS 123(R). Accordingly, during the nine months ended September 30, 2006, Allscripts recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. For the three and nine months ended September 30, 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with SFAS 123(R) was $617, or $0.01 per share, and $1,440, or $0.03 per share, respectively.

Prior to the adoption of SFAS 123(R), our stock-based compensation awards were accounted for under the recognition and measurement provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations” (“APB 25”). Under the intrinsic value method described in APB 25, no compensation expense was recorded because the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant. The fair value of stock options granted prior to the adoption of SFAS 123(R) was estimated at the date of grant using the Black-Scholes option-pricing model. No stock options were granted to employees in the nine months ended September 30, 2006. Allscripts does not expect to grant options to employees in the future, and instead, expects to use awards of restricted stock as stock-based incentives to employees.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Allscripts is currently evaluating the effect that this interpretation will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the fiscal year ending December 31, 2006. Allscripts is currently evaluating the impact of SAB 108 on the Company’s consolidated financial statements.

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Software and Related Services

Software and related services revenue for the three months ended September 30, 2006 increased 200.9%, or $33,072, from $16,462 in the three months ended September 30, 2005 to $49,534 in the same period of 2006. Software and related services revenue for the nine months ended September 30, 2006 increased 165.6%, or $77,676 from $46,917 in the first nine months of 2005 to $124,593 in the same period of 2006. Of the three and nine month increase, a total of $23,842 and $55,376, respectively, is attributed to revenue generated by A4 since the March 2, 2006 acquisition. The remaining increase of $9,230 and $22,300, or 56.1% and 47.5%, respectively, is attributable to an increase in our installed customer base, sales of EHR and e-prescribing software and related services to new customers, an increase in related maintenance revenue, and an increase in hardware revenue.

Gross profit for software and related services increased 169.6%, or $17,555, from $10,348 in the third quarter of 2005 to $27,903 in the third quarter of 2006. Gross profit for software and related services increased 140.7%, or $42,659, from $30,318 in the first nine months of 2005 to $72,977 in the same nine-month period of 2006. The increases in gross profit are a result of an increase in the overall installed customer base and related maintenance revenue, sales of EHR and e-prescribing software and related services to new customers, an increase in hardware revenue, and the contribution of gross profit from A4 since the date of acquisition. Gross profit as a percentage of revenue decreased from 62.9% in the third quarter of 2005 to 56.3% for the same three-month period in 2006. Gross profit as a percentage of revenue decreased to 58.6% in the first nine months of 2006 from 64.6% in the same nine-month period of 2005. These decreases are primarily due to a larger percentage of our three and nine month 2006 revenue being comprised of lower-margin hardware sales. Software and related service revenue in 2006 included approximately 17.3% of hardware revenue versus 14.6% for the same three-month period in 2005 and 15.3% of hardware revenue versus 12.1% for the respective nine-month periods ended September 30, 2006 and 2005. During the third quarter of 2006 we consummated an unusually large hardware sale, representing approximately $2,000 in revenue. Excluding this transaction, hardware revenue comprises 13.6% and 13.8% of total software and related services revenue for the three and nine months ended September 30, 2006, respectively. Gross profit as a percentage of revenue was also adversely impacted due to the contribution of gross profit from the A4 product line, which tends to have lower margins than our traditional overall software and related services product lines.

Operating expenses for software and related services for the third quarter of 2006 increased 195.3%, or $10,125 from $5,185 in the third quarter of 2005 to $15,310 in the third quarter of 2006. Operating expenses for software and related services for the nine months ended September 30, 2006 increased by 141.6%, or $23,841, from $16,842 in the nine months ended September 30, 2005 to $40,683 in the nine months ended September 30, 2006. These increases in operating expenses are primarily the result of the inclusion of operating expenses from A4 since Allscripts’ acquisition of A4, as well as increases in product research and development activity, overall compensation as our employee base continues to grow, and bad debt expense. Such increases in product research and development were offset by an increase in capitalized software. We had capitalized software of $4,975 for the nine months ended September 30, 2006 and $2,075 for the same period in 2005, which was capitalized pursuant to Statement of Financial Accounting Standard

“SFAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The increase in capitalized software is largely attributed to the development of TouchWorks version 11 and upgrades to our e-prescribing software.

Prepackaged Medications

Prepackaged medications revenue decreased by 9.2%, or $1,058, from $11,496 for the three months ended September 30, 2005 to $10,438 for the same three-month period in 2006. Prepackaged medications revenue decreased by 1.1%, or $364, from $32,820 for the nine months ended September 30, 2005 to $32,456 for the same period in 2006. The decreases in revenue are largely due to a decrease in revenue from wholesaler customers.

Gross profit for prepackaged medications for the three months ended September 30, 2006 decreased by 6.1%, or $107, from $1,743 in the third quarter of 2005 to $1,636 in the same period in 2006. Gross profit for prepackaged medications for the nine months ended September 30, 2006 was consistent with the same nine-month period in 2005. Gross profit as a percentage of revenue increased from 15.2% in the third quarter of 2005 to 15.7% in the same three-month period of 2006. Gross profit as a percentage of revenue was 17.3% during the first nine months of 2006 which was consistent with the same period of 2005. The increase in gross profit as a percentage of revenue for the three-month period in 2006 is related to a decrease in lower-margin sales to wholesale customers.

Operating expenses for prepackaged medications for the three months ended September 30, 2006 increased 12.3%, or $66, from $535 in the third quarter of 2005 to $601 in the same period for 2006. Operating expenses for prepackaged medications for the nine months ended September 30, 2006 increased 57.1%, or $878, from $1,538 in 2005 to $2,416 in the same period for 2006. The increase in both periods is due to an increase in sales commissions and an increase in bad debt expense.

Information Services

Information services revenue decreased by 17.2%, or $461, from $2,680 in the third quarter of 2005 to $2,219 in the third quarter of 2006. Information services revenue increased by 11.0%, or $730, from $6,630 in the first nine months of 2005 to $7,360 in the same period of 2006. The three month decrease is due to the timing of launch for certain e-detailing programs, with fewer programs launched during the third quarter of 2006 than during the same period of 2005. The nine month increase in revenue is primarily attributable to platform development and license fees generated in 2006, which were minimal in the comparable period in 2005.

Gross profit for information services for the three months ended September 30, 2006 decreased 13.0%, or $152, from $1,169 in 2005 to $1,017 in 2006. Gross profit for information services for the nine months ended September 30, 2006 was consistent with 2005. Gross profit as a percentage of revenue increased from 43.6% in the third quarter of 2005 to 45.8% in the third quarter of 2006. Gross profit as a percentage of revenue decreased from 50.4% in the first nine months of 2005 to 45.7% in the comparable period of 2006. The gross profit as a percentage of revenue increase during the three month period in 2006 is primarily due to a more favorable revenue mix of higher margin e-detailing and convention programs in 2006 when compared to the same three-month period in 2005. The decrease in gross profit as a percentage of revenue for the nine month period in 2006 is primarily due to the recognition of non-recurring program early termination fees during the first nine months of 2005, which compares to lower termination fees in 2006. We also recognized a lower e-detail program certificate reward redemption rate in the first nine months of 2005, which resulted in lower cost of revenue when compared to the same period in 2006.

Operating expenses for information services for the three months ended September 30, 2006 increased 52.0%, or $356, from $684 in the third quarter of 2005 to $1,040 in the same period of 2006. Operating expenses for information services for the nine months ended September 30, 2006 increased 36.8%, or $740, from $2,011 in the first nine months of 2005 to $2,751 in the same period of 2006. The increase in both periods is primarily the result of an increase in employee compensation and bad debt.

Unallocated Corporate Expenses

Unallocated corporate expenses for the third quarter of 2006 increased 98.2%, or $3,984, from $4,057 in the third quarter of 2005 to $8,041 in the same period of 2006. Unallocated corporate expenses for the nine months ended September 30, 2006 increased by 86.0%, or $10,966, from $12,757 in 2005 to $23,723 in the same period of 2006. The increase in both periods during 2006 primarily relates to the increased intangible asset amortization expense relating to the A4 acquisition, an increase in corporate salaries, bonus expense, stock-based compensation, costs to improve our information systems, and an increase in facilities expense resulting from expansion of our corporate office. In addition, the nine months ended September 30, 2006 also included $1,021 in non-recurring integration costs related to the A4 acquisition that were recognized in the first quarter of 2006.

Interest income

Interest income for the three months ended September 30, 2006 decreased 38.3%, or $407, from $1,064 in the third quarter of 2005 to $657 in the same period of 2006. Interest income for the nine months ended September 30, 2006 decreased 13.9%, or $403, from $2,898 in 2005 to $2,495 in the same period of 2006. The decrease in interest income for both periods is attributed to a decrease in overall cash and marketable securities resulting from the A4 acquisition and the repurchase of 1,250 shares of Allscripts common stock from IDX Investment Corporation (“IDX”), a subsidiary of General Electric Company (“GE”), slightly offset by an increase in interest rates during 2006.

Interest expense

Interest expense for the three months ended September 30, 2006 increased by $60, from $880 in the third quarter of 2005 to $940 in the same period of 2006. Interest expense for the nine months ended September 30, 2006 increased by $139, from $2,636 in 2005 to $2,775 in 2006. The increase in both periods is primarily due to interest expense incurred on the $3,261 secured promissory note assumed in the A4 acquisition.

Income taxes

As a result of the A4 acquisition in March 2006, management has determined under the provisions of SFAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize the majority of its deferred tax assets. Accordingly, management reversed $58,984 of its valuation allowance against goodwill in purchase accounting for the A4 acquisition. Approximately $2,300 of the tax valuation allowance was not reversed due to management’s assessment of potential limitations on Allscripts net operating losses (“NOL”) pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. The $2,300 in remaining tax valuation reserve as of September 30, 2006 is management’s estimate of the potential Section 382 NOL limitations. For the three and nine months ended September 30, 2006, Allscripts recorded a tax provision of $2,011 and $4,554, respectively, using an effective tax rate of 38%.

Liquidity and Capital Resources

At September 30, 2006 and December 31, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $71,494 and $146,063, respectively. The decrease of $74,569 is reflective of the following:

Operating activities

For the nine months ended September 30, 2006, we generated $15,799 in net cash provided by operations, compared to $5,674 for the same period in 2005. This net improvement of $10,125 is due primarily to a net income improvement of $1,105 along with an increase in non-cash reconciling items of $10,991, offset by a net working capital decrease of $1,971.

Investing activities

On March 2, 2006, we acquired all of the outstanding equity interests in A4 for approximately $301,190, of which $227,730 was paid in cash to A4 shareholders and $4,685 was incurred in acquisition-related transaction costs. The remaining $68,775 of consideration was paid through the issuance of 3,500 shares of our common stock (based on the last reported sale price of $19.65 per share of our common stock on the Nasdaq National Market on March 2, 2006). The cash component of the purchase price was offset by $21,742 of cash obtained from the A4 acquisition. A total of $1,003 of cash purchase price is unpaid and has been accrued for as of September 30, 2006.

During the nine months ended September 30, 2006, we used $4,088 of cash for capital expenditures, $6,086 for capitalized software development costs and and we funded an additional $500 convertible secured promissory note relating to our investment in Medem, Inc.

Financing activities

On February 28, 2006, we completed our public offering of 8,395 shares of our common stock, which generated approximately $140,675 in net proceeds after deducting underwriting discounts and commissions and transaction costs. All of the proceeds received from the sale of common stock were used to fund the acquisition of A4.

On March 9, 2006, we repurchased 1,250 shares of Allscripts common stock directly from IDX. We paid $21,078, which is based on 95% of the February 22, 2006 public offering price of $17.75.

For the nine months ended September 30, 2006, we received $9,935 in proceeds from the exercise of stock options.

Allscripts’ working capital decreased by 58.4%, or $66,226, for the nine months ended September 30, 2006, from $113,317 at December 31, 2005 to $47,091 at September 30, 2006. The decrease is due to a decrease in cash, cash equivalents and short-term marketable securities resulting primarily from funding the net cash component of the A4 acquisition totaling $209,670 and the repurchase of 1,250 shares of common stock from IDX totaling $21,078, offset by the net proceeds of $140,675 received in our common stock offering and by cash provided by operating activities. At September 30, 2006, we had an accumulated deficit of $538,288, compared to $545,700 at December 31, 2005.

Future Capital Requirements

We believe that our cash, cash equivalents and marketable securities of $71,494 as of September 30, 2006 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $3,144 in interest payments on our debt instruments, fund capital expenditures in the range of $6,500 to $8,000, and fund contractual obligations and investment needs of our current business.

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

The following table summarizes our significant contractual obligations as of September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
3.5% Senior Convertible Debentures	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Senior Convertible Debentures	51,252	—	5,776	5,776	39,700
7.85% secured promissory note	3,261	62	537	628	2,034
Monthly interest due on the 7.85% secured promissory note	1,323	64	463	372	424
Non-cancelable operating leases	7,850	1,214	3,167	1,408	2,061
Acquisition payment obligations	1,087	1,087	—	—	—
Other contractual obligations	1,448	670	778	—	—

Total contractual obligations	$148,721	$3,097	$10,721	$8,184	$126,719

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

In connection with our acquisition of A4, we assumed a secured promissory note with an aggregate principal amount of $3,400 as of March 2, 2006, maturing on October 31, 2015. The promissory note bears interest at 7.85% per annum, and principal and interest are due monthly. In the event of prepayment in full or in part, Allscripts will be subject to a prepayment fee of 1% or more, as described in the related promissory note agreement, of the amount of principal prepaid on the promissory note. The promissory note is secured by the former corporate facilities of A4 and any lease or rental payments as defined in the related agreements.

As of September 30, 2006, $1,003 and $84 of the consideration related to the A4 acquisition and the August 2003 Advanced Imaging Concepts, Inc. (“AIC”) acquisition, respectively, had not been paid. Payment on the remaining A4 obligation is expected during the fourth quarter of 2006. Payment on the remaining AIC obligation will occur upon the receipt of the required acknowledgement from the AIC stockholders.

In connection with Allscripts’ corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by the lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of September 30, 2006 and December 31, 2005, no amounts had been drawn on the letter of credit. Thus, no such obligations are included in the table above.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $300. As of September 30, 2006 and December 31, 2005, no amounts had been drawn on the letters of credit. Thus, no such obligations are included in the table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes and promissory note bear a fixed interest rate and, accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligations.

As of September 30, 2006, we had cash, cash equivalents and marketable securities in financial instruments of $71,494. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2006, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $715.

Item 4. Controls and Procedures

As of September 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that due to our acquisition of A4 on March 2, 2006, A4’s operating results were consolidated into Allscripts’ operating results.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC. (Registrant)

By:	/S/ WILLIAM J. DAVIS
William J. Davis Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2006

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
10.1	Second Amendment to Employment Agreement dated as of July 7, 2006 between Allscripts LLC and Glen E. Tullman	Incorporated herein by reference to Exhibit 10.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.2	Second Amendment to Employment Agreement dated as of July 7, 2006 between Allscripts LLC and Lee Shapiro	Incorporated herein by reference to Exhibit 10.2 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.3	Second Amendment to Employment Agreement dated as of July 7, 2006 between Allscripts LLC and Joseph E. Carey	Incorporated herein by reference to Exhibit 10.3 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.4	Second Amendment to Employment Agreement dated as of July 7, 2006 between Allscripts LLC and William J. Davis	Incorporated herein by reference to Exhibit 10.4 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.5	Second Amendment to Employment Agreement dated as of July 7, 2006 between Allscripts LLC and Laurie McGraw	Incorporated herein by reference to Exhibit 10.5 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith