Form 10-Q
period 2007-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2007-05-10
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(866) 358-6869

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

As of April 30, 2007, there were 55,356,264 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$44,221	$42,461
Marketable securities	20,653	14,553
Accounts receivable, net of allowances of $3,844 and $4,234 at March 31, 2007 and December 31, 2006, respectively	57,380	55,579
Deferred taxes, net	29,884	27,437
Inventories	4,257	3,247
Prepaid expenses and other current assets	12,980	10,620

Total current assets	169,375	153,897

Long-term marketable securities	25,142	26,024
Fixed assets, net	15,129	14,094
Software development costs, net	15,871	12,285
Intangible assets, net	75,488	78,050
Goodwill	184,124	188,261
Other assets	4,889	4,999

Total assets	$490,018	$477,610

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,585	$9,294
Accrued expenses	20,972	17,861
Accrued compensation	3,077	8,685
Deferred revenue	43,562	35,549
Current portion of long-term debt	263	258

Total current liabilities	75,459	71,647
Long-term debt	85,373	85,441
Deferred taxes, net	3,294	3,915
Other liabilities	2,010	357

Total liabilities	166,136	161,360
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 54,968 shares issued and outstanding at March 31, 2007; 54,358 shares issued and shares outstanding as of December 31, 2006, respectively	549	543
Additional paid-in-capital	852,764	849,628
Accumulated deficit	(529,338)	(533,805)
Accumulated other comprehensive loss	(93)	(116)

Total stockholders’ equity	323,882	316,250

Total liabilities and stockholders’ equity	$490,018	$477,610

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Software and related services	$51,240	$28,314
Prepackaged medications	10,229	11,510
Information services	3,553	2,380

Total revenue	65,022	42,204
Cost of revenue:
Software and related services	22,382	11,481
Prepackaged medications	8,308	9,326
Information services	2,059	1,272

Total cost of revenue	32,749	22,079

Gross profit	32,273	20,125

Selling, general and administrative expenses	22,374	16,808
Amortization of intangible assets	2,576	1,370

Income from operations	7,323	1,947
Interest expense	(933)	(895)
Interest income	1,049	1,199
Other expense, net	(12)	(118)

Income before income taxes	7,427	2,133
Provision for income taxes	2,960	810

Net income	$4,467	$1,323

Net income per share—basic	$0.08	$0.03

Net income per share—diluted	$0.08	$0.03

Weighted-average shares of common stock outstanding used in computing basic net income per share	54,639	44,903

Weighted-average shares of common stock outstanding used in computing diluted net income per share	64,462	47,974

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March,
	2007	2006
Cash flows from operating activities:
Net income	$4,467	$1,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,440	2,734
Stock-based compensation expense	656	407
Write-off of capitalized software	—	290
Realized loss on investments	12	118
Provision for doubtful accounts	818	324
Changes in operating assets and liabilities:
Accounts receivable	(2,692)	(1,610)
Inventories	(1,010)	475
Prepaid expenses and other assets	(2,280)	(349)
Deferred taxes	2,960	—
Accounts payable	(1,709)	1,052
Accrued expenses	3,021	2,066
Accrued compensation	(5,473)	(877)
Deferred revenue	8,013	3,313
Other liabilities	(14)	(30)

Net cash provided by operating activities	11,209	9,236
Cash flows from investing activities:
Capital expenditures	(1,494)	(1,190)
Capitalized software and website development costs	(4,974)	(1,389)
Investment in promissory note receivable	—	(500)
Purchase of marketable securities	(9,111)	—
Maturities of marketable securities	3,904	53,665
Payment for A4 Health Systems, Inc. and related transaction costs (net of $21,742 cash acquired in 2006)	(265)	(207,920)

Net cash used in investing activities	(11,940)	(157,334)
Cash flows from financing activities:
Payments of capital lease obligations	—	(15)
Net proceeds received in issuance of common stock	—	140,991
Repurchase of common stock from a related party	—	(21,078)
Proceeds from employee stock purchase plan, net	267	—
Proceeds from exercise of common stock options	2,224	2,520

Net cash provided by financing activities	2,491	122,418

Net increase (decrease) in cash and cash equivalents	1,760	(25,680)
Cash and cash equivalents, beginning of period	42,461	60,905

Cash and cash equivalents, end of period	$44,221	$35,225

Non-cash investing and financing information:
Common stock issued in connection with the acquisition of A4 Health Systems, Inc.	—	$68,775
Assumption of secured promissory note in connection with the A4 acquisition	—	$3,400
Issuance of common stock from treasury	—	$11,250

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on March 1, 2007. Operating results for the three-months ended March 31, 2007 are not necessarily indicative of the results for the full year. Certain of the 2006 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

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

As of March 31, 2007 and December 31, 2006, there were $7,413 and $8,942, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	March 31, 2007	December 31, 2006
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts and included in the software and related services segment	$12,221	$16,264
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts and included in the software and related services segment	24,776	14,676
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ physicians interactive business unit and included in the information services segment	6,565	4,609

Total deferred revenue	$43,562	$35,549

3. Acquisitions

On March 2, 2006, Allscripts completed its acquisition of A4 Health Systems, Inc. (“A4”), whereby Allscripts acquired all of the outstanding equity interests of A4 for aggregate consideration of $215,000 in cash and 3,500 shares of Allscripts common stock. An additional payment of approximately $12,730 was made by Allscripts to A4 shareholders in respect of A4’s level of working capital at closing. The A4 acquisition enables Allscripts to reach new markets such as small and mid-sized physician practice groups that seek either an electronic health record (“EHR”) or a combined EHR and practice management system, and hospitals that seek emergency department information systems and care management solutions.

The A4 acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

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

The purchase price has been allocated as follows:

Current assets, including $21,742 of cash acquired in the acquisition	$43,546
Property and equipment	8,791
Intangible assets	79,110
Non-current other assets	25
Goodwill (before deferred tax adjustment of $61,284)	223,964
Current liabilities, excluding current portion of long term debt	(26,494)
Current and long-term debt	(3,400)
Deferred tax liabilities, net	(22,752)
Other Liabilities (see note 10)	(1,600)

Net assets acquired	$301,190

In connection with the acquisition of A4 and during the three months ended March 31, 2006, management determined under the provisions of FAS No. 109, “Accounting for Income Taxes” (“FAS 109”), that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize its deferred tax assets. Accordingly, management reversed $61,284 of its valuation allowance against goodwill in purchase accounting for the A4 acquisition.

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

The following unaudited pro forma information assumes the A4 acquisition occurred on January 1, 2006. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the A4 acquisition occurred as of January 1, 2006, nor of future results of operations. No pro forma adjustments are required for the three months ended March 31, 2007. The unaudited pro forma results for the three months ended March 31, 2006 are as follows:

Three Months Ended March 31, 2006
Total revenue	$56,196
Net loss	($5,546)
Earnings per share:
Basic	($0.11)
Diluted	($0.11)

The unaudited pro forma information for the three months ended March 31, 2006 include the following adjustments:

•

Increase to amortization expense of $1,772 for the three months ended March 31, 2006, related to management’s estimate of the fair value of intangible assets acquired as a result of the A4 acquisition less the elimination of original amortization recorded by A4.

•

Decrease to interest income of $634 for the three months ended March 31, 2006, as a result of lower cash, cash equivalents and marketable securities balances at January 1, 2006 as a result of assuming the acquisition of A4 occurred on January 1, 2006.

•	A decrease in revenue of $524 for the three months ended March 31, 2006, relating to the timing of deferred revenue purchase accounting adjustments.

•	The elimination of $810 in tax provision due to a net loss position for the three months ended March 31, 2006.

•

The weighted average number of shares outstanding used for the computation of basic and diluted earnings per share for the three months ended March 31, 2006 assumes that the issuance of 8,395 shares in connection with Allscripts’ common stock offering completed in February 2006, in order to partially fund the cash portion of the A4 purchase price, and the 3,500 shares issued to A4 shareholders as part of the consideration to acquire A4 occurred on January 1, 2006.

4. Stock-Based Compensation

Effective January 1, 2006, Allscripts adopted the provisions of FAS No. 123 (Revised), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

Impact of the Adoption of FAS 123(R)

Allscripts has elected to adopt the modified prospective application transition method as permitted by FAS 123(R). Accordingly, during the three months ended March 31, 2007 and 2006, Allscripts recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of FAS 123. For the three months ended March 31, 2007 and 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with FAS 123(R) was as follows:

	Three Months Ended March 31,
	2007	2006
Stock-based compensation:
Restricted stock	$584	$271
Stock options	72	136

Total stock-based compensation	$656	$407

Effect on net income	$656	$407

Effect on net income per share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $137 after estimated forfeitures, and such amount will be recognized over an estimated weighted average amortization period of approximately nine months. Allscripts did not grant any stock options during the three months ended March 31, 2007 or 2006.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2005	8,543	$7.39	8,356	$7.38
Options granted	—	$—
Options exercised	(2,815)	$5.11
Options forfeited	(196)	$30.46

Balance at December 31, 2006	5,532	$7.81	5,485	$7.80
Options granted	—	$—
Options exercised	(550)	$5.03
Options forfeited	(58)	$29.57

Balance at March 31, 2007	4,924	$7.85	4,901	$7.85

The aggregate intrinsic value of stock options outstanding as of March 31, 2007 was $95,507, which is based on Allscripts’ closing stock price of $26.81 as of March 31, 2007. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested, in-the-money stock options as of March 31, 2007 was 4,901, with an intrinsic value of $95,127.

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $10,660. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2007 was $2,224 net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

No shares of restricted stock were granted during the three months ended March 31, 2007. All awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited. As of March 31, 2007, 741 shares of restricted stock had been awarded, of which 592 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of March 31, 2007, $7,958 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) became effective on July 1, 2006 and allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last day of the offering period. Offering periods under the ESPP are three months in duration and begin on each January 1, April 1, July 1, and October 1. Shares will be purchased on the last day of each offering period at a price of 95% of fair market value of the common stock on such date as reported on Nasdaq. The aggregate number of shares of Allscripts common stock that may be issued under the ESPP may not exceed 250 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by Allscripts in the open market and held as treasury shares. Allscripts will treat the ESPP as a non-compensatory plan in accordance with FAS No. 123(R). During the three months ended March 31, 2007, 10 shares were issued under the ESPP, which resulted in $267 in net proceeds.

5. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at March 31, 2007 and December 31, 2006 consist of cash and money market funds. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	Mach 31, 2007	December 31, 2006
Cash and cash equivalents:
Cash	$35,668	$34,314
Money market funds	8,553	8,147

	44,221	42,461
Short-term marketable securities:
Corporate debt securities	20,653	14,553

	20,653	14,553
Long-term marketable securities:
U.S. government and agency debt obligations	4,309	5,027
Corporate debt securities	20,833	20,997

	25,142	26,024

Total cash, cash equivalents and marketable securities	$90,016	$83,038

6. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$4,467	$1,323
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	23	214

Comprehensive income	$4,490	$1,537

The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on Allscripts marketable securities. The components of the net unrealized loss on marketable securities are as follows:

	March 31, 2007	December 31, 2006
Short-term marketable securities:
Gross unrealized gains	$4	$3
Gross unrealized losses	(2)	—

Net short-term unrealized gains	2	3
Long-term marketable securities:
Gross unrealized gains	1	3
Gross unrealized losses	(96)	(122)

Net long-term unrealized losses	(95)	(119)

Total net unrealized losses on marketable securities	($93)	($116)

7. Net Income Per Share

Allscripts accounts for net income per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the presentation of “basic” income per share and “diluted” income per share. Basic income per share is computed by dividing the net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options, restricted stock awards and the as-if converted 7,329 shares related to Allscripts’ 3.50% Senior Convertible Debentures due 2024.

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2007	2006
Net earnings available for diluted per-share calculation:
Net income	$4,467	$1,323
Interest expense on 3.5% Senior Convertible Notes, net of tax	523	—

Net earnings available for diluted per-share calculation	$4,990	$1,323

	Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding:
Basic weighted average common shares	54,639	44,903
Dilutive effect of options and restricted stock awards	2,494	3,071
Dilutive effect of 3.50% Senior Convertible Debentures	7,329	—

Diluted weighted average common shares	64,462	47,974

Under the provisions of EITF 04-8, the as-if converted 7,329 shares and interest expense related to Allscripts’ 3.50% Senior Convertible Debentures due 2024 were excluded from the three months ended March 31, 2006, as the effects were anti-dilutive.

8. Investment in Promissory Note Receivable and Minority Interest

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem and certain other investors. Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,600 (“Promissory Note”) under which Medem may borrow up to $2,600 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the Note Purchase Agreement, or the filing of a registration statement with the SEC for public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. As of March 31, 2007 and 2006, Allscripts had funded $2,600 under the Note Purchase Agreement. The Promissory Note receivable balance is included in other assets in the consolidated balance sheets as of March 31, 2007 and December 31, 2006.

At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Note into 2,600 shares of Medem’s Series A Common Stock. In connection with the transaction described above, Allscripts entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock for an aggregate purchase price equal to $500 in cash and is recorded in other assets on the consolidated balance sheets as of March 31, 2007 and December 31, 2006. In addition, pursuant to the terms of such agreement, Allscripts has a three-year option to acquire an additional interest in Medem for an aggregate price of $600.

As of March 31, 2007, we owned 3.1% of the voting capital and capital stock of Medem. If we convert the entire promissory note and exercise our full option to purchase additional equity in Medem, we will own approximately 34.5% of the voting capital of Medem and 29.7% of the capital stock of Medem. The total investment in the Promissory Note and Share Purchase Agreement totaled $3,100 as of March 31, 2007 and December 31, 2006, and has been accounted for under the cost basis of accounting.

9. Long-Term Debt

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into 7,329 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. The Notes were convertible in the first quarter in 2007 and 2006 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on March 31 for each respective year. No notes were converted as of March 31, 2007. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

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

Long-term debt outstanding as of March 31, 2007 and December 31, 2006 consists of the following:

	March 31 2007	December 31 2006
3.5% Senior convertible debt	$82,500	$82,500
7.85% Secured promissory note	3,136	3,199

Total debt	85,636	85,699
Less: Current portion of long-term debt	263	258

Total long-term debt	$85,373	$85,441

Interest expense for the three months ended March 31, 2007 and 2006 consists of $784 and $744, respectively, and $149 and $151 in debt issuance cost amortization, respectively.

10. Income Taxes

Allscripts adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, Allscripts recorded an approximate $273 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of goodwill in relation to the A4 acquisition on March 2, 2006. As of January 1, 2007, the gross amount of unrecognized tax benefits was $6,700 of which $6,400 was recorded as a reduction to certain tax carryovers. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,600. All remaining amounts would be adjustments to goodwill.

Allscripts recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense and has also accrued amounts as adjustments to goodwill. Allscripts had approximately $1,300 in interest and penalties related to unrecognized tax benefits accrued as of January 1, 2007. It is unlikely that the balance of the unrecognized tax benefits will change in any material amount in the next 12 months.

Allscripts and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. Tax years 1992 and forward remain open for examination for federal tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at March 31, 2007 will remain subject to examination until the respective tax year is closed. The statute is similarly open for state income tax purposes.

11. Business Segments

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

	For the Three Months Ended March 31,
	2007	2006
Revenue:
Software and related services	$51,240	$28,314
Prepackaged medications	10,229	11,510
Information services	3,553	2,380

Total revenue	$65,022	$42,204

Income from operations:
Software and related services	$11,387	$6,423
Prepackaged medications	1,229	1,349
Information services	459	338
Unallocated corporate	(5,752)	(6,163)

Income from operations	7,323	1,947
Interest income, interest expense, and other income (expense), net	104	186

Income from operations before income taxes	$7,427	$2,133

12. Related Party Transactions

The Chief Executive Officer and Chairman of the Board of A4 prior to Allscripts’ acquisition of A4, became one of our directors in connection with the acquisition of A4. Such director also serves on the Board of Directors of Med3000, Inc. (“Med3000”) and has an ownership interest of approximately 8% in Med3000. Allscripts has a license and distribution agreement with Med3000 pursuant to which Med3000 possesses the right to market, resell and sublicense Allscripts’ electronic health record solutions to its customers. As of March 31, 2007, Med3000 has agreed to purchase from Allscripts approximately $1,765 of hardware, software and related services. For the three months ended March 31, 2007, Allscripts recognized $117 of revenue under such contracts. As of March 31, 2007, Allscripts had $528 in accounts receivable with Med3000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Allscripts Healthcare Solutions, Inc. is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide clinical software applications, including Electronic Health Record (EHR), practice management, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and document imaging solutions through our clinical solutions businesses. Additionally, we provide clinical education and information solutions for physicians and patients through our physicians interactive unit, along with physician-patient connectivity solutions through our partnership with Medem. We also provide prepackaged medication fulfillment services through our medication services unit.

We report our financial results utilizing three business segments: software and related services segment; information services segment; and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our clinical solutions businesses, including Canopy, HealthMatics, TouchWorks and TouchScript offerings. TouchWorks Electronic Health Record is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. TouchWorks Practice Management combines scheduling and financial management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. TouchWorks EHR and TouchWorks PM, which are offered individually and as a combined solution, both have the functionality to handle the complexities of large physician practice groups with 25 or more physicians.

For physician practice groups with fewer than 25 physicians that are seeking an EHR, a practice management system, or a combined EHR and practice management solution, we offer our HealthMatics EHR, Ntierprise Practice Management and HealthMatics Office, which combines the two offerings into one complete solution for clinical and back-office automation.

Our solution, eRxNOW, is an easy-to-use, web-based solution that is safe, secure, requires no downloading and no new hardware. eRxNOW is accessible by Internet on computers, handheld devices and cell phones and is offered free of charge to every prescriber in America via the National ePrescribing Patient Safety Initiative, a coalition of companies led by Allscripts.

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

In our information services segment, our key product offerings are Physicians Interactive and Physician Relationship Management Platform (“PRMP”). Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states, which promotes more informed decision-making, increased efficiency and ultimately higher quality patient care. Other elements of the Physicians Interactive unit include e-surveys, clinical updates, resource centers, key opinion leader materials and other physician relationship management services. Our PRMP solution provides pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The PRMP incorporates a full suite of online tools, including campaign management, physician communication and education and sample and rep requests, as well as e-Detailing opportunities.

Finally, our prepackaged medications segment is comprised of our medication services unit. This business provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers.

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2007	2006
	March 31	Dec. 31	Sept. 30	June 30	March 31
Software and related services	$51,240	$48,910	$49,534	$46,745	$28,314
Prepackaged medications	10,229	11,232	10,438	10,508	11,510
Information services	3,553	3,418	2,219	2,761	2,380

Total revenue	$65,022	$63,560	$62,191	$60,014	$42,204

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (FAS) No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this interpretation as required on January 1, 2007. As a result of adoption, an estimated tax liability and related interest of $1,600 has been recorded as of March 31, 2007 (see Note 10 to the consolidated financial statements).

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. We adopted SAB 108 as of December 31, 2006 as required, and the adoption did not have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, Fair Value Measurements. FAS 157, as required, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the accounting and disclosure requirements of FAS 157 and plans to adopt it as required at the beginning of its fiscal year 2008.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Software and Related Services

Software and related services revenue for the three months ended March 31, 2007 increased 81.0%, or $22,926, from $28,314 in 2006 to $51,240 in 2007. We acquired A4 Health Systems, Inc. (“A4”) on March 2, 2006 which is reported in our software and services segment. Our first quarter of 2006 includes only one month of A4 revenue. If the acquisition had occurred on January 1, 2006, we would have recorded a total of $42,306 in revenue during the first quarter of 2006 resulting in a total revenue increase of $8,934 in 2007 when compared to the same three-month period of 2006. When we include A4 results for the three months ended March 31, 2006 and compare the combined results to the quarter ended March 31, 2007, the revenue increase reflects the overall growth experienced in the software and services segment, and is largely driven by an increase in software revenue, support and maintenance revenue and an increase in hardware shipments during the first quarter of 2007.

Gross profit for software and related services for the quarter ended March 31, 2007 increased 71.4%, or $12,025, from $16,833 in 2006 to $28,858 in 2007. The increase in gross profit is primarily a result of the contribution of A4’s gross profit for all of the first quarter of 2007 compared to only one month of activity during the first quarter of 2006. If the A4 acquisition had occurred on January 1, 2006, Allscripts would have recorded a total of $25,277 in gross profit during the three months ended March 31, 2006, an increase of $3,581 when compared to the same period of 2007. The increase in the first quarter of 2007 when compared to the same period of 2006 is driven by an overall increase in revenue as well as an increase in higher margin support and maintenance revenue. Gross profit for software and related services as a percentage of revenue decreased from 59.5% during the first three months of 2006 to 56.1% for the same period in 2007. Our gross profit as a percentage of revenue was adversely affected due to the contribution of gross profit from the A4 product line for three months in the first quarter of 2007, which tends to have lower margins than our traditional overall software and related services product lines.

Operating expenses for software and related services for the three months ended March 31, 2007 increased $7,061 from $10,410 in 2006 to $17,471 in 2007. Assuming the A4 acquisition was consummated on January 1, 2006, the total operating expenses incurred during the first quarter of 2006 would have been $30,529, or $15,329 when excluding deal-related expenses, resulting in an increase in operating expenses of $2,142. The increase is primarily the result of an increase of approximately $424 in compensation related costs and an increase of approximately $657 in bad debt expense which is largely related to an increase in our specific reserve for a few customers. These increases in operating costs for 2007 reflect the overall growth experienced in the software and services business and also reflect an increase of approximately 40 headcount additions since the first quarter of 2006. We had capitalized software of $3,974 during the first quarter of 2007 and $1,201 for the same period in 2006, which was capitalized pursuant to Statement of Financial Accounting Standard “FAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The increase in capitalized software is largely attributed to the development of TouchWorks version 11, including $1,700 in third-party contracted clinical content development, and upgrades to our e-prescribing software.

Prepackaged Medications

Prepackaged medications revenue for the three months ended March 31, 2007 decreased 11.1%, or $1,281, from $11,510 in 2006 to $10,229 in 2007. The decrease is primarily due to management’s continued focus in reducing lower margin revenue from wholesaler customers, which decreased from approximately $2,538 in 2006 to approximately $1,679 in 2007, and due to the absence of approximately $500 of Tamiflu vaccine sales in the first quarter of 2007.

Gross profit for prepackaged medications for the three months ended March 31, 2007 decreased 12.0%, or $263, from $2,184 in 2006 to $1,921 in 2007. Gross profit as a percentage of revenue remained consistent at 19% in the first quarter of 2006 and 2007. The decrease in gross profit is due to the lack of Tamiflu vaccine sales in the first quarter of 2007 and due to an increase in headcount additions.

Operating expenses for prepackaged medications for the quarter ended March 31, 2007 decreased $143, from $835 in 2006 to $692 in 2007. The decrease is primarily due to the recognition of approximately $150 in bad debt expense in the first quarter of 2006 primarily relating to one wholesaler customer, which did not recur in the comparable period of 2007.

Information Services

Information services revenue for the three months ended March 31, 2007 increased 49.3%, or $1,173, from $2,380 in 2006 to $3,553 in 2007. This improvement is primarily attributed to the increase in e-Detailing revenue due to the launch of approximately 35 e-Detailing programs in 2007 when compared to approximately 25 launches during the same period of 2006. The balance of the increase is related to the development and hosting of a larger number of Physician Relationship Management Platform (“PRMP”) solutions in 2007 as compared to the same period in 2006.

Gross profit for information services increased 34.8%, or $386, from $1,108 for the three months ended March 31, 2006 to $1,494 for the comparable period in 2007. Gross profit as a percentage of revenue decreased from 46.6% in the first quarter of 2006 to 42.0% in 2007. The decrease in gross profit as a percentage of revenue is primarily due to an increase of approximately 10 headcount additions due to the reclassification of certain revenue producing headcount from operating expenses to cost of revenue. We also incurred additional costs in 2007 related to the development of more client-specific PRMP solutions when compared to the first quarter of 2006.

Operating expenses for information services increased 34.4%, or $265, from $770 in the first quarter of 2006 to $1,035 in the same period of 2007. The increase is primarily due to an increase of approximately $86 in compensation related costs due to headcount additions for the growth of the PRMP business as well as an increase in sales commissions resulting from the sales and revenue growth.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended March 31, 2007 decreased $411 or 6.7%, from $6,163 in 2006 to $5,752 in 2007. The decrease in 2007 primarily relates to a decrease of approximately $1,215 in corporate salaries and bonus expense as well as the occurrence of non-recurring A4 integration costs during the first quarter of 2006 totaling $1,021. This increase is slightly offset by $2,449 in increased intangible asset amortization recognized in the first quarter of 2007 relating to the A4 acquisition when compared to one month of amortization recorded in the first quarter of 2006.

Interest income

Interest income for the first quarter of 2007 decreased 12.5%, or $150, from $1,199 in 2006 to $1,049 in 2007. The decrease in interest income is attributed to a decrease in overall cash and marketable securities resulting from the A4 acquisition, partially offset by cash generated from operations.

Interest expense

Interest expense for the first quarter of 2007 increased 4.2%, from $895 in 2006 to $933 in 2007. The increase is primarily due to interest expense incurred on the $3,400 secured promissory note assumed in the A4 acquisition during the first quarter of 2006.

Income taxes

As a result of the A4 acquisition in March 2006, management determined under the provisions of FAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize its deferred tax assets. Accordingly, management reversed all of its $61,284 valuation allowance against goodwill in purchase accounting for the A4 acquisition. In connection with the reversal of its valuation allowance in purchase accounting, approximately $5,656 of net operating losses (“NOL”) were written-off pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. A tax provision of $2,960 and $810 were recorded for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

At March 31, 2007 and December 31, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $90,016 and $83,038, respectively. The increase of $6,978 is reflective of the following:

Operating activities

For the three months ended March 31, 2007, we generated $11,209 in net cash provided by operations, compared to $9,236 for the same period in 2006. This net improvement of $1,973 is due primarily to an increase of $3,144 in net income and related non-cash reconciling adjustments of $2,053, offset by a net working capital decrease of $3,224.

Investing activities

During the quarter ended March 31, 2007, we used $4,974 for capitalized software development costs, which included $1,700 in third-party contracted clinical content development and $1,494 of cash for capital expenditures.

Financing activities

For the quarter ended March 31, 2007, we received $2,224 in proceeds from the exercise of stock options and $267 in proceeds from purchases of stock under our employee stock purchase plan.

Allscripts’ working capital increased by 14.2%, or $11,666, for the three months ended March 31, 2007, from $82,250 at December 31, 2006 to $93,916 at March 31, 2007. The increase is primarily due to an increase in cash, cash equivalents and short-term marketable securities, the proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan and by cash provided by operating activities. At March 31, 2007, we had an accumulated deficit of $529,338, compared to $533,805 at December 31, 2006.

Future Capital Requirements

We believe that our cash, cash equivalents and marketable securities of $90,016 as of March 31, 2007 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $1,624 in interest payments on our debt instruments, fund capital expenditures, contractual obligations, and investment needs of our current business.

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

The following table summarizes our significant contractual obligations as of March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
3.5% Senior Convertible Debentures (1)	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Senior Convertible Debentures (1)	49,808	1,444	5,776	5,776	36,812
Development contract (2)	12,300	2,406	6,026	3,868	—
7.85% secured promissory note	3,136	195	581	679	1,681
Monthly interest due on the 7.85% secured promissory note	1,197	180	419	321	277
Non-cancelable operating leases	13,008	2,283	3,990	2,694	4,041
Acquisition payment obligations (3)	503	503	—	—	—
Other contractual obligations	1,332	1,002	330	—	—

Total contractual obligations	$163,784	$8,013	$17,122	$13,338	$125,311

(1)	In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into 7,329 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. The Notes were convertible during the first quarter of 2007 by virtue of the last reported sale price for Allscripts’ common sock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on the prior fiscal year end date. No notes were converted as of March 31, 2007. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.
(2)	On December 1, 2006, we entered into a $14,000 software content development agreement with a partner to assist in the development of TouchWorks clinical content. The partner is developing customer content for use within Allscripts solutions by medical professionals. Upon acceptance of contracted deliverables, Allscripts will provide payment for the development efforts over the next five years, with the final deliverable to be completed by September 30, 2011. Allscripts paid $1,700 to this partner during the first quarter of 2007.

(3)	As of March 31, 2007, $419 and $84 of the consideration related to the A4 acquisition and the August 2003 Advanced Imaging Concepts, Inc. (“AIC”) acquisition, respectively, had not been paid. Payment on the remaining A4 obligation is expected to be paid in 2007. Payment on the remaining AIC obligation will occur upon the receipt of the required acknowledgement from the AIC stockholders.

Upon adoption of FIN 48 on January 1, 2007 (see Note 10 to the consolidated financial statements), Allscripts determined that approximately $1,600 of tax and interest should be recorded in other liabilities as of January 1, 2007. This liability consists of approximately $273 in income taxes and approximately $1,300 in interest and penalties through March 31, 2007. The tax liability has been excluded from the contractual obligation table above due to the fact that the timing of the potential settlement of this liability, if any, is unknown as of March 31, 2007.

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of March 31, 2007 and 2006, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $300. As of March 31, 2007 and 2006, no amounts had been drawn on the letters of credit.

Forward-Looking Statements

This Management’s Discussion and Analysis and certain other sections of this Form 10-Q may contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007. Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of March 31, 2007, we had cash, cash equivalents and marketable securities in financial instruments of $90,016. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2007, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $900.

Item 4. Controls and Procedures

As of March 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2007 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(Share amounts in thousands)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
January 1, 2007 – March 31, 2007	19	$28.52

Total	19	$28.52

(1)	Shares withheld for tax liabilities upon vesting of restricted stock awards.

Item 5. Other Information

On May 4, 2007, the Company’s subsidiary, Allscripts LLC, and Joseph E. Carey entered into a Third Amendment (the “Amendment”) to that certain employment agreement dated as of July 8, 2002 and amended as of December 31, 2004 and July 7, 2006 (as amended, the “Employment Agreement”). The Third Amendment confirms that, as of April 17, 2007, Mr. Carey ceased to act as Chief Operating Officer of the Company, but will remain an employee and continue to transition his duties as Chief Operating Officer to the Company’s management team and his successor. Mr. Carey’s base salary is adjusted to $12,000 per annum. Although the term of the Employment Agreement continues until June 30, 2007, the Third Amendment eliminates any severance payments or other benefits that Mr. Carey would receive upon the termination of the Employment Agreement for any reason prior to that date. The foregoing summary is qualified in its entirety by reference to the Third Amendment, a copy of which is attached to this report as Exhibit 10.21 hereto.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 10, 2007

INDEX TO EXHIBITS

Exhibit Number		Description	Reference
2.1		Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and ChannelHealth Incorporated.	Incorporated herein by reference from the Allscripts, Inc. Current Report on Form 8-K filed on July 27, 2000

2.2		First Amendment to Agreement and Plan of Merger, entered into as of November 29, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and ChannelHealth Incorporated.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

2.3		Agreement of Merger, dated as of January 18, 2006, by and among Allscripts Healthcare Solutions, Inc., Quattro Merger Sub Corp., A4 Health Systems, Inc. and John P. McConnell, in his capacity as Shareholder Representative.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 23, 2006

3.1		Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.3		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.4		Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

4.1		Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2		Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

10.1	†	Amendment and Restatement of Amended and Restated 1993 Stock Incentive Plan.	Incorporated herein by reference from Appendix B to the Allscripts Healthcare Solutions, Inc. Proxy Statement relating to its 2005 Annual Meeting of Stockholders, filed on April 28, 2005

10.2		Twelfth Restated Registration Agreement, dated as of June 18, 1999, by and among Allscripts, Inc., those Holders of Allscripts, Inc. Series A	Incorporated herein by reference from the Allscripts, Inc. Registration
		Preferred, Series B Preferred, Series C Preferred, Series D Preferred, Series F Preferred and Series G Preferred listed in Schedule I attached thereto, the Holders of the Extension Guaranty Warrants listed in Schedule II thereto, the Holders of the 1996 Extension Guaranty Warrants listed in Schedule II thereto, those Holders of Common listed in Schedule III thereto, the Holders of Series H Warrants and H Unit Common listed in Schedule IV thereto, the Holders of Extension Series H Warrants listed in Schedule IV thereto, the Holders of I Unit Common listed in Schedule V thereto and the Holders of Debenture Warrants listed in Schedule VI thereto.	Statement on Form S-1 as part of Amendment No. 2 filed on June 29, 1999 (SEC file no. 333-78431)

10.3		Industrial Building Lease, dated April 30, 1997, between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

10.4		Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc., dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)

10.5		Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.6		Lease Agreement, dated as of September 17, 2004, between Allscripts, LLC and Merchandise Mart L.L.C.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.7		First amendment, dated May 17, 2006, to Lease Agreement between Allscripts, LLC, as Tenant and Merchandise Mart L.L.C, as Landlord.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.8		Fourth amendment, dated May 20, 2004, to Lease Agreement between Lincoln Commerce Center Properties, LLC, as Landlord, and Allscripts, LLC, as Tenant.	Incorporated herein by reference from Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.9	†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.10	†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.11	†	Amendment, effective July 7, 2006, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.12	†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.13	†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.14	†	Amendment, effective July 7, 2006, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.15	†	Employment Agreement, dated as of October 8, 2002, between Allscripts Healthcare Solutions, Inc. and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.16	†	Amendment, effective January 1, 2005, to Employment Agreement dated as of October 8, 2002 between Allscripts, LLC and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.17	†	Amendment, effective July 7, 2006, to Employment Agreement dated as of October 8, 2002 between Allscripts, LLC and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.18	†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.19	†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.20	†	Amendment, effective July 7, 2006, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.21	†	Amendment, effective May 4, 2007, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey.	Filed herewith

10.22	†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Scott Leisher.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.23	†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Scott Leisher.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.24	†	Employment Agreement, dated as of January 31, 2003, between Allscripts, Inc. and Laurie McGraw.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005

10.25	†	Amendment, effective April 17, 2003, to Employment Agreement dated as of January 31, 2003 between Allscripts, Inc. and Laurie McGraw.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005

10.26	†	Amendment, effective July 7, 2006, to Employment Agreement dated as of January 31, 2003 between Allscripts, Inc. and Laurie McGraw.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.26	†	Employment Agreement, dated as of February 28, 2006, between Allscripts, Inc. and David Bond.	Filed herewith

10.27	†	Employment Agreement, dated as April 24, 2007, between Allscripts, Inc. and Benjamin Bulkley.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on April 24, 2007

10.28	†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

10.29		Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.30		Amended and Restated Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 18, 2006.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 19, 2006

10.31		Asset Purchase Agreement, dated as of July 13, 2000, by and between ChannelHealth Incorporated and IDX Systems Corporation.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

10.32		Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and ChannelHealth Incorporated, dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.33	*	Pharmacy Services Prime Vendor Agreement for Allscripts Healthcare Solutions, Inc., dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Co.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.34		First Amendment, dated July 31, 2002, among Allscripts Healthcare Solutions, Inc., Bergen Brunswig Drug Company doing business as Amerisource Bergen and Allscripts, Inc., to Pharmacy Services Prime Vendor Agreement, dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Company doing business as Amerisource Bergen.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.35	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.36	†	Form of Restricted Stock Award Agreement (Directors).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.37	†	Form of Restricted Stock Award Agreement (Officers and Employees).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.38	†	Amendment and Restatement of Amended and Restated 1993 Stock Incentive Plan	Incorporated herein by reference from Appendix B to the Allscripts Healthcare Solutions, Inc. Proxy Statement relating to its 2007 Annual Meeting of Stockholders, filed on April 30, 2007.

10.39	†	Amendment to Form of Restricted Stock Award Agreement	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.40	†	Executive Management Bonus Program 2006	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2		Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to the Commission’s grant of confidential treatment.