Form 10-Q
period 2007-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2007-08-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 56,097,146 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$40,376	$42,461
Marketable securities	26,992	14,553
Accounts receivable, net of allowances of $3,845 and $4,234 at June 30, 2007 and December 31, 2006, respectively	69,610	55,579
Deferred taxes, net	26,716	27,437
Inventories	4,012	3,247
Prepaid expenses and other current assets	15,021	10,620

Total current assets	182,727	153,897

Long-term marketable securities	19,734	26,024
Fixed assets, net	17,111	14,094
Software development costs, net	18,540	12,285
Intangible assets, net	72,927	78,050
Goodwill	184,124	188,261
Other assets	4,308	4,999

Total assets	$499,471	$477,610

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,267	$9,294
Accrued expenses	16,496	17,861
Accrued compensation	5,205	8,685
Deferred revenue	38,613	35,549
Current portion of long-term debt	268	258

Total current liabilities	72,849	71,647
Long-term debt	85,304	85,441
Deferred taxes, net	3,294	3,915
Other liabilities	2,022	357

Total liabilities	163,469	161,360
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 56,073 shares issued and outstanding at June 30, 2007; 54,358 shares issued and shares outstanding as of December 31, 2006, respectively	560	543
Additional paid-in-capital	858,805	849,628
Accumulated deficit	(523,310)	(533,805)
Accumulated other comprehensive loss	(53)	(116)

Total stockholders’ equity	336,002	316,250

Total liabilities and stockholders’ equity	$499,471	$477,610

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Revenue:
Software and related services	$54,681	$46,745	$105,921	$75,059
Prepackaged medications	10,939	10,508	21,168	22,018
Information services	4,421	2,761	7,974	5,141

Total revenue	70,041	60,014	135,063	102,218
Cost of revenue:
Software and related services	22,797	18,504	45,179	29,985
Prepackaged medications	9,141	8,716	17,449	18,042
Information services	2,632	1,522	4,691	2,794

Total cost of revenue	34,570	28,742	67,319	50,821

Gross profit	35,471	31,272	67,744	51,397

Selling, general and administrative expenses	25,425	23,122	47,799	39,930
Amortization of intangible assets	2,576	3,281	5,152	4,651

Income from operations	7,470	4,869	14,793	6,816
Interest expense	(930)	(940)	(1,863)	(1,835)
Interest income and other, net	1,106	631	2,143	1,712
Gain on sale of equity investment	2,392	—	2,392	—

Income before income taxes	10,038	4,560	17,465	6,693
Provision for income taxes	4,010	1,733	6,970	2,543

Net income	$6,028	$2,827	$10,495	$4,150

Net income per share—basic	$0.11	$0.05	$0.19	$0.09

Net income per share—diluted	$0.10	$0.05	$0.18	$0.08

Weighted-average shares of common stock outstanding used in computing basic net income per share	55,648	52,202	55,146	48,573

Weighted-average shares of common stock outstanding used in computing diluted net income per share	64,802	55,282	64,327	51,665

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,495	$4,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,101	7,537
Stock-based compensation expense	1,280	823
Write-off of capitalized software	—	290
Gain on sale of equity investment	(2,392)	—
Realized loss on investments	35	126
Provision for doubtful accounts	1,377	1,471
Changes in operating assets and liabilities:
Accounts receivable	(15,489)	(3,982)
Inventories	(765)	(586)
Prepaid expenses and other assets	(4,021)	106
Deferred taxes	6,128	1,660
Accounts payable	2,965	(658)
Accrued expenses	(1,454)	1,517
Accrued compensation	(3,345)	315
Deferred revenue	3,064	(1,179)
Other liabilities	(63)	160

Net cash provided by operating activities	6,916	11,750
Cash flows from investing activities:
Capital expenditures	(5,104)	(2,598)
Capitalized software	(8,035)	(3,502)
Investment in promissory note receivable	—	(500)
Sale of equity investment	2,592	—
Purchase of marketable securities	(17,485)	(3,508)
Maturities of marketable securities	11,373	55,942
Payment for A4 Health Systems, Inc. and related transaction costs (net of $21,742 cash acquired in 2006)	(265)	(209,718)

Net cash used in investing activities	(16,924)	(163,884)
Cash flows from financing activities:
Payments of capital lease obligations	—	(14)
Net proceeds received in issuance of common stock	—	140,674
Repurchase of common stock from a related party	—	(21,078)
Proceeds from employee stock purchase plan, net	470	—
Proceeds from exercise of common stock options	7,453	4,625

Net cash provided by financing activities	7,923	124,207

Net decrease in cash and cash equivalents	(2,085)	(27,927)
Cash and cash equivalents, beginning of period	42,461	60,905

Cash and cash equivalents, end of period	$40,376	$32,978

Non-cash investing and financing information:
Common stock issued in connection with the acquisition of A4 Health Systems, Inc.	—	$68,775
Assumption of secured promissory note in connection with the A4 acquisition	—	$3,400
Issuance of common stock from treasury	—	$11,250

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on March 1, 2007. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results for the full year. Certain of the 2006 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

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

As of June 30, 2007 and December 31, 2006, there were $15,375 and $8,942, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	June 30, 2007	December 31, 2006
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts and included in the software and related services segment	$11,898	$16,264
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts and included in the software and related services segment	21,738	14,676
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ physicians interactive business unit and included in the information services segment	4,977	4,609

Total deferred revenue	$38,613	$35,549

3. Acquisitions

On March 2, 2006, Allscripts acquired A4 Health Systems, Inc. (“A4”), whereby Allscripts acquired all of the outstanding equity interests of A4 for aggregate consideration of $215,000 in cash and 3,500 shares of Allscripts common stock. An additional payment of approximately $12,730 was made by Allscripts to A4 shareholders in respect of A4’s level of working capital at closing. The A4 acquisition enables Allscripts to reach new markets such as small and mid-sized physician practice groups that seek either an electronic health record (“EHR”) or a combined EHR and practice management system, and hospitals that seek emergency department information systems and care management solutions.

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

The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s valuation of their current fair values. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the A4 acquisition.

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

The following unaudited pro forma information assumes the A4 acquisition occurred on January 1, 2006. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the A4 acquisition occurred as of January 1, 2006, nor of future results of operations. No pro forma adjustments are required for the three months ended June 30, 2006 and 2007 and for the six months ended June 30, 2007 due to the A4 results being completely recognized in the periods presented. The unaudited pro forma results for the six months ended June 30, 2006 are as follows:

Six Months Ended June 30, 2006
Total revenue	$116,210
Net loss	($583)
Earnings per share:
Basic	($0.01)
Diluted	($0.01)

The unaudited pro forma information for the six months ended June 30, 2006 includes the following adjustments:

•

Increase to intangible amortization expense of $1,772 for the six months ended June 30, 2006 related to management’s estimate of the fair value of intangible assets acquired as a result of the A4 acquisition less the elimination of original amortization recorded by A4.

•

Decrease to interest income of $231 for the six months ended June 30, 2006 as a result of lower cash, cash equivalents and marketable securities balances at January 1, 2006 as a result of assuming the acquisition of A4 occurred on January 1, 2006.

•	A decrease in revenue of $524 for the six months ended June 30, 2006 relating to the timing of deferred revenue purchase accounting adjustments.

•	The elimination of the tax provision due to a net loss position for the six months ended June 30, 2006.

•

The weighted average number of shares outstanding used for the computation of basic and diluted earnings per share for the six months ended June 30, 2006 assumes that the issuance of 8,395 shares in connection with Allscripts’ common stock offering completed in February 2006, in order to partially fund the cash portion of the A4 purchase price, and the 3,500 shares issued to A4 shareholders as part of the consideration to acquire A4 occurred on January 1, 2006.

4. Stock-Based Compensation

Effective January 1, 2006, Allscripts adopted the provisions of FAS No. 123 (Revised), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

Impact of the Adoption of FAS 123(R)

Allscripts has elected to adopt the modified prospective application transition method as permitted by FAS 123(R). Accordingly, during the three and six months ended June 30, 2007 and 2006, Allscripts recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of FAS 123. For the three and six months ended June 30, 2007 and 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with FAS 123(R) was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Stock-based compensation:
Restricted stock	$578	$313	$1,162	$584
Stock options	45	103	117	239

Total stock-based compensation	$623	$416	$1,279	$823

Effect on net income, net of tax	$374	$258	$767	$510

Effect on net income per share:
Basic	$0.01	$0.00	$0.01	$0.01

Diluted	$0.01	$0.00	$0.01	$0.01

FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $95 after estimated forfeitures, and such amount will be recognized over an estimated weighted average amortization period of approximately six months. Allscripts did not grant any stock options during the three or six months ended June 30, 2007 or 2006.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2005	8,543	$7.39	8,356	$7.38
Options granted	—	$—
Options exercised	(2,815)	$5.11
Options forfeited	(196)	$30.46

Balance at December 31, 2006	5,532	$7.81	5,485	$7.80
Options granted	—	$—
Options exercised	(1,643)	$4.87
Options forfeited	(58)	$29.57

Balance at June 30, 2007	3,831	$8.73	3,808	$8.72

The aggregate intrinsic value of stock options outstanding as of June 30, 2007 was $66,699, which is based on Allscripts’ closing stock price of $25.48 as of June 30, 2007. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested, in-the-money stock options as of June 30, 2007 was 3,808, with an intrinsic value of $66,354.

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was $28,622. The total cash received by the Company as a result of employee stock option exercises during the six months ended June 30, 2007 was $7,453 net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

During the six months ended June 30, 2007, Allscripts granted 317 shares of restricted stock. All awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited. As of June 30, 2007, 1,058 shares of restricted stock had been awarded, of which 884 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of June 30, 2007, $7,379 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) became effective on July 1, 2006 and allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last day of the offering period. Offering periods under the ESPP are three months in duration and begin on each January 1, April 1, July 1, and October 1. Shares will be purchased on the last day of each offering period at a price of 95% of fair market value of the common stock on such date as reported on Nasdaq. The aggregate number of shares of Allscripts common stock that may be issued under the ESPP may not exceed 250 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by Allscripts in the open market and held as treasury shares. Allscripts treats the ESPP as a non-compensatory plan in accordance with FAS No. 123(R). During the six months ended June 30, 2007, 18 shares were issued under the ESPP, which resulted in $470 in net proceeds.

5. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at June 30, 2007 and December 31, 2006 consist of cash and money market funds. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	June 30, 2007	December 31, 2006
Cash and cash equivalents:
Cash	$16,963	$34,314
Money market funds	23,413	8,147

	40,376	42,461
Short-term marketable securities:
U.S. government and agency debt obligations	1,100	—
Corporate debt securities	25,892	14,553

	26,992	14,553
Long-term marketable securities:
U.S. government and agency debt obligations	3,599	5,027
Corporate debt securities	16,135	20,997

	19,734	26,024

Total cash, cash equivalents and marketable securities	$87,102	$83,038

6. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$6,028	$2,827	$10,495	$4,150
Other comprehensive income:
Unrealized gain on marketable securities	40	93	63	307

Comprehensive income	$6,068	$2,920	$10,558	$4,457

The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on Allscripts marketable securities. The components of the net unrealized loss on marketable securities are as follows:

	June 30, 2007	December 31, 2006
Short-term marketable securities:
Gross unrealized gains	$7	$3
Gross unrealized losses	(1)	—

Net short-term unrealized gains	6	3
Long-term marketable securities:
Gross unrealized gains	2	3
Gross unrealized losses	(61)	(122)

Net long-term unrealized losses	(59)	(119)

Total net unrealized losses on marketable securities	($53)	($116)

7. Net Income Per Share

Allscripts accounts for net income per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the presentation of “basic” income per share and “diluted” income per share. Basic income per share is computed by dividing the net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options, restricted stock awards and the as-if converted 7,329 shares related to Allscripts’ 3.5% Senior Convertible Debentures due 2024.

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings available for diluted per-share calculation:
Net income	$6,028	$2,827	$10,495	$4,150
Interest expense on 3.5% Senior Convertible Debentures, net of tax	523	—	1,046	—

Net earnings available for diluted per-share calculation	$6,551	$2,827	$11,541	$4,150

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding:
Basic weighted average common shares	55,648	52,202	55,146	48,573
Dilutive effect of options and restricted stock awards	1,825	3,080	1,852	3,092
Dilutive effect of 3.5% Senior Convertible Debentures	7,329	—	7,329	—

Diluted weighted average common shares	64,802	55,282	64,327	51,665

Under the provisions of EITF 04-8, the as-if converted 7,329 shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were excluded from the three and six months ended June 30, 2006, as the effects were anti-dilutive.

8. Equity Investment

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem and certain other investors. Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,600 (“Promissory Note”) under which Medem may borrow up to $2,600 from Allscripts. The Promissory Note bears interest at an annual rate of 3% and is payable on a quarterly basis. The Promissory Note becomes due and payable upon the earlier to occur of (i) a sale of Medem, as defined in the Note Purchase Agreement, or the filing of a registration statement with the SEC for public offering of any class of securities of Medem (a “Liquidity Event”), and (ii) August 12, 2007. At any time on or prior to maturity, Allscripts may convert all (but not a portion) of the Promissory Note into shares of Medem’s Series A Common Stock.

In connection with the transaction described above, Allscripts entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock, shares of Medem’s Series B Common Stock, and a three-year option to acquire an additional interest in Medem, all for an aggregate purchase price equal to $500 in cash (the “Share Purchase Agreement”). Pursuant to the Share Purchase Agreement Allscripts had the right to purchase an additional (i) 118 shares of Series A Common Stock, par value of $0.001 per share, of Medem, and (ii) 1,061 shares of Series B Common Stock, par value of $0.001 per share, of Medem for an exercise price of $600. As of March 31, 2007, we owned 3.1% of the voting capital of Medem and 1.9% of the capital stock of Medem and the total investment in the Promissory Note and Share Purchase Agreement totaled $3,100.

On May 28, 2007, Allscripts entered into an Option Purchase Agreement (the “Option Agreement”) with Medem. Pursuant to the Option Agreement and subject to customary conditions contained therein, Allscripts agreed to sell to Medem the irrevocable three-year option held by Allscripts for a total purchase price of $2,592. The fair value of the three-year option was estimated at approximately $200 at the time of investment on August 18, 2004. The sale of the option resulted in a gain of approximately $2,392 and is recorded in Allscripts’ operating results for the three months ended June 30, 2007. In addition, on May 28, 2007, Allscripts converted the Promissory Note into 2,317 shares of Medem’s Series A Common Stock.

As of June 30, 2007, Allscripts owns 2,338 shares or 18.5% of Medem’s Series A Voting Common Stock and 91 shares or 1.8% of Medem’s Series B Common Stock (combined 13.7% equity ownership). Allscripts’ total investment in Medem is $2,900 and $3,100 under the cost basis of accounting as of June 30, 2007 and December 31, 2006, respectively, and is recorded in other assets on the consolidated balance sheets.

9. Long-Term Debt

In July 2004, Allscripts completed a private placement of $82,500 of 3.5% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into 7,329 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. The Notes were convertible during the second quarter of 2007 and 2006 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on June 30 for each respective year. The notes were not converted as of June 30, 2007 or June 30, 2006. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

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

Long-term debt outstanding as of June 30, 2007 and December 31, 2006 consists of the following:

	June 30, 2007	December 31, 2006
3.5% Senior convertible debt	$82,500	$82,500
7.85% Secured promissory note	3,072	3,199

Total debt	85,572	85,699
Less: Current portion of long-term debt	268	258

Total long-term debt	$85,304	$85,441

Interest expense for the three months ended June 30, 2007 and 2006 consists of $782 and $788, respectively, and $148 and $152 in debt issuance cost amortization, respectively. Interest expense for the six months ended June 30, 2007 and 2006 consists of $1,567 and $1,531, respectively, and $296 and $304 in debt issuance cost amortization, respectively.

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

Allscripts and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. Tax years 1992 and forward remain open for examination for federal tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at June 30, 2007 will remain subject to examination until the respective tax year is closed. The statute is similarly open for state income tax purposes.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Software and related services	$54,681	$46,745	$105,921	$75,059
Prepackaged medications	10,939	10,508	21,168	22,018
Information services	4,421	2,761	7,974	5,141

Total revenue	70,041	60,014	135,063	102,218

Income from operations:
Software and related services	$14,060	$12,327	$25,447	$19,700
Prepackaged medications	950	811	2,179	2,162
Information services	596	300	1,055	637
Unallocated corporate expenses	(8,136)	(8,569)	(13,888)	(15,683)

Income from operations	7,470	4,869	14,793	6,816
Interest income, interest expense, and other income (expense), net	176	(309)	280	(123)
Gain on sale of equity investment	2,392	—	2,392	—

Income before income taxes	$10,038	$4,560	$17,465	$6,693

12. Related Party Transactions

The Chief Executive Officer and Chairman of the Board of A4 prior to Allscripts’ acquisition of A4, became one of our directors in connection with the acquisition of A4. Such director also serves on the Board of Directors of Med3000, Inc. (“Med3000”) and has an ownership interest of approximately 8% in Med3000. Allscripts has a license and distribution agreement with Med3000 pursuant to which Med3000 possesses the right to market, resell and sublicense Allscripts’ electronic health record solutions to its customers. As of June 30, 2007, Med3000 has agreed to purchase from Allscripts approximately $1,745 of hardware, software and related services. For the three and six months ended June 30, 2007, Allscripts recognized $80 and $205, respectively of revenue under such contracts. As of June 30, 2007, Allscripts had $312 in accounts receivable with Med3000.

13. Subsequent Event

On July 10, 2007, Allscripts acquired a certain number of practice management customer contracts from Source Medical for approximately $11,600. Source Medical provides highly specialized, comprehensive outpatient information solutions and services for more than 3,500 ambulatory surgery centers, rehabilitation clinics and diagnostic imaging centers nationwide. Management is currently assessing the current fair value of the assets acquired, including any intangible assets.

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

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2007		2006
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Software and related services	$54,681	$51,240	$48,910	$49,534	$46,745	$28,314
Prepackaged medications	10,939	10,229	11,232	10,438	10,508	11,510
Information services	4,421	3,553	3,418	2,219	2,761	2,380

Total revenue	$70,041	$65,022	$63,560	$62,191	$60,014	$42,204

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We are currently evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, Fair Value Measurements. FAS 157, as required, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the accounting and disclosure requirements of FAS 157 and we plan to adopt it as required at the beginning of our fiscal year 2008.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (FAS) No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this interpretation as required on January 1, 2007 (see Note 10 to the consolidated financial statements).

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Software and Related Services

Software and related services revenue for the three months ended June 30, 2007 increased $7,936, or 17.0%, from $46,745 in 2006 to $54,681 in 2007. Software and related services revenue for the six months ended June 30, 2007 increased $30,862, or 41.1%, from $75,059 in 2006 to $105,921 in 2007. The quarterly increase in revenue is primarily due to an increase in add-on license revenue and an increase in maintenance fees recognized due to an increase in our installed customer base. We acquired A4 Health Systems, Inc. (“A4”) on March 2, 2006 which is reported in our software and services segment. Our results for the first six months of 2006 includes four months of A4 revenue. If the acquisition had occurred on January 1, 2006, we would have recorded a total of $89,051 in revenue during the first half of 2006 resulting in a total revenue increase of $16,870, or 18.9%, in 2007 when compared to the same six-month period of 2006. Such increase reflects the overall growth experienced in the software and services segment, and is largely driven by an increase in software revenue recognized from performing implementation services, add-on license revenue, and support and maintenance revenue.

Gross profit for software and related services increased $3,643, or 12.9%, from $28,241 in the second quarter of 2006 to $31,884 in the same period of 2007. Gross profit also increased $15,668, or 34.8%, from $45,074 in the first half of 2006 to $60,742 in the first half of 2007. The three and six month gross profit increases are due to additional higher margin add-on license and maintenance revenue when compared to the same periods of 2006. The six month increase in gross profit is also a result of the contribution of A4’s gross profit for all six months of 2007 compared to four months of activity during the first half of 2006. Gross profit for software and related services as a percentage of revenue decreased from 60.4% during the second quarter of 2006 to 58.3% for the same period in 2007. The year over year quarterly decrease in gross profit is primarily due to an increase in compensation of revenue-generating headcount and overall revenue mix. Gross profit for software and related services as a percentage of revenue decreased from 60.1% in the first half of 2006 to 57.3% for the same period in 2007. Our gross profit as a percentage of revenue for the first six months of 2007 was adversely affected by the contribution of gross profit from the A4 product line for the full six months in the first half of 2007, as these products tend to have lower margins than our traditional overall software and related services product lines.

Operating expenses for software and related services for the second quarter ended June 30, 2007 increased $1,910, or 12.0%, from $15,914 in 2006 to $17,824 in 2007. Operating expenses for software and related services for the six months ended June 30, 2007 increased by $9,921, or 39.1%, from $25,374 in 2006 to $35,295 in 2007. Assuming the A4 acquisition was consummated on January 1, 2006, the total operating expenses incurred during the first six months of 2006 would have been $45,493, or $30,293 when excluding acquisition-related expenses which includes certain bonuses, resulting in an increase in operating expenses of $5,002 in 2007. The increase in operating expenses during the second quarter and the first half of 2007 compared to the same periods in 2006 is primarily due to an increase in compensation relating to new headcount additions, an increase in commission expense and related travel costs resulting from increased sales activity in 2007, and the addition of operating costs associated with our National ePrescribing Patient Safety Initiative (“NEPSI”) which were not present in the same period last year. We capitalized software development cost of $6,740 during the first half of 2007 and $2,960 for the same period in 2006, which were capitalized pursuant to Statement of Financial Accounting Standard “FAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The increase in capitalized software is largely attributed to the development of TouchWorks version 11, including third-party contracted clinical content development, and upgrades to our e-prescribing software.

Prepackaged Medications

Prepackaged medications revenue for the three months ended June 30, 2007 increased 4.1%, or $431, from $10,508 in 2006 to $10,939 in 2007. Prepackaged medications revenue for the six months ended June 30, 2007 decreased 3.9%, or $850, from $22,018 in 2006 to $21,168 in 2007. The three month increase in 2007 is due to an increase in sales to our direct customer base. The six month decrease in 2007 is primarily due to management’s continued focus in reducing lower margin revenue from wholesaler customers, which decreased from approximately $4,800 in the first six months of 2006 to approximately $3,900 in the same period of 2007, as well as the absence of Tamiflu sales in the first six months of 2007 when compared to the same period of 2006, offset by an increase in sales to our direct customer base.

Gross profit for prepackaged medications for the three months ended June 30, 2007 remained constant at $1,800 in the second quarter of 2007 and 2006. Gross profit for prepackaged medications for the six months ended June 30, 2007 decreased $257, or 6.5%, from $3,976 in 2006 to $3,719 in 2007. Gross profit as a percentage of revenue decreased from 17.1% in the second quarter of 2006 to 16.4% in the second quarter of 2007. Gross profit as a percentage of revenue decreased from 18.1% in the first half of 2006 to 17.6% during the first half of 2007. The six month decrease in gross profit is primarily due to the lack of Tamiflu vaccine sales in 2007 and the three and six month decrease in gross profit as a percentage of revenue is due to an increase in headcount additions as certain revenue-producing headcount were reclassified from operating expenses to cost of revenue.

Operating expenses for prepackaged medications for the quarter ended June 30, 2007 decreased $133, or 13.6%, from $981 in 2006 to $848 in 2007. Operating expenses for prepackaged medications for the six months ended June 30, 2007 decreased $274, or 15.1%, from $1,814 in 2006 to $1,540 in 2007. The decrease in both periods is primarily due to the reduction of approximately $250 and $400 in bad debt expense in the second quarter and the first half of 2007, respectively, when compared to the comparable periods of 2006, primarily relating to one wholesaler customer in 2006.

Information Services

Information services revenue for the three months ended June 30, 2007 increased $1,660, or 60.1%, from $2,761 in 2006 to $4,421 in 2007. Information services revenue for the six months ended June 30, 2007 increased $2,833, or 55.1%, from $5,141 in 2006 to $7,974 in 2007. The improvement is primarily attributed to the development and hosting of a larger number of Physician Relationship Management Platform (“PRMP”) solutions in 2007.

Gross profit for information services increased $550, or 44.4%, from $1,239 for the three months ended June 30, 2006 to $1,789 for the comparable period in 2007. During the first half of 2007, gross profit for information services increased $936, or 39.9%, from $2,347 in 2006 to $3,283 for the comparable period in 2007. The increase in gross profit for both reported periods is due to higher revenue driven by a large number of PRMP solutions. Gross profit as a percentage of revenue decreased from 44.9% in the second quarter of 2006 to 40.5% in the same period of 2007. Gross profit as a percentage of revenue decreased from 45.7% in the first half of 2006 to 41.2% in the same period of 2007. The decrease in gross profit as a percentage of revenue is primarily due to headcount additions including the reclassification of certain revenue producing headcount from operating expenses to cost of revenue and additional costs in the first half of 2007 related to the development of more client-specific PRMP solutions when compared to the same period of 2006.

Operating expenses for information services increased $254, or 27.1%, from $939 in the second quarter of 2006 to $1,193 in the same period of 2007. Operating expenses for information services increased $518, or 30.3%, during the first half of the year from $1,710 in the first six months of 2006 to $2,228 in the same period of 2007. Both the three and six month increases are primarily due to an increase in compensation related costs due to headcount additions to support the growth of the PRMP business as well as an increase in sales commissions resulting from sales and revenue growth.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended June 30, 2007 decreased $433, or 5.1%, from $8,569 in 2006 to $8,136 in 2007. Unallocated corporate expenses for the six months ended June 30, 2007 decreased $1,795, or 11.4%, from $15,683 in 2006 to $13,888 in 2007. The three month decrease in unallocated corporate expenses primarily relates to a decrease in bonus related expense in the second quarter of 2007 when compared to the same period of 2006. The decrease in the first half of 2007 primarily relates to the occurrence of certain non-recurring A4 integration costs during the first half of 2006, totaling $1,021, and due to an overall reduction in bonus expense for the first half of 2007 compared to the same period of 2006.

Interest income

Interest and other income for the second quarter of 2007 increased $475, or 75.3%, from $631 in 2006 to $1,106 in the comparable period of 2007. Interest and other income for the six months ended June 30, 2007 increased $431, or 25.2%, from $1,712 in 2006 to $2,143 in the comparable period of 2007. The increase in interest income for both reported periods is attributed to an increase in overall cash and marketable securities from $65,816 on June 30, 2006 to $87,102 on June 30, 2007.

Interest expense

Interest expense for the three months ended June 30, 2007 decreased slightly from $940 in 2006 to $930 in 2007 and increased 1.5% during the six months ended June 30, 2007, from $1,835 in 2006 to $1,863 in the comparable period of 2007. The three month decrease is due to a slightly lower debt issuance cost expense, which decreases over time. The six month increase in interest expense is primarily due to inclusion of a full six months of interest expense incurred in 2007 on the $3,400 secured promissory note assumed in the A4 acquisition when compared to only four months of interest expense recognized in 2006.

Gain on sale of equity investment

During the second quarter of 2007 we entered into an Option Purchase Agreement with Medem and agreed to sell to Medem for a total purchase price of $2,592 an irrevocable three-year option held by Allscripts to purchase additional shares of Medem’s common stock. The sale of the option resulted in a gain of approximately $2,392 and is recorded in our operating results for the three months ended June 30, 2007.

Income taxes

As a result of the A4 acquisition in March 2006, management determined under the provisions of FAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize its deferred tax assets. Accordingly, management reversed all of its $61,284 valuation allowance against goodwill in purchase accounting for the A4 acquisition. In connection with the reversal of its valuation allowance in purchase accounting, approximately $5,656 of net operating losses (“NOL”) were written off pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. Tax provisions of $4,010 and $1,733 were recorded for the three months ended June 30, 2007 and 2006, respectively, and $6,970 and $2,543 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007 and December 31, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $87,102 and $83,038, respectively. The increase of $4,064 is reflective of the following:

Operating activities

For the six months ended June 30, 2007, we generated $6,916 in net cash provided by operations, compared to $11,750 in the same period of 2006. The decrease in operating cash flow of $4,834 is due to an increase of $6,345 in net income, a decrease in related non-cash reconciling adjustments of $846, and a net working capital decrease of $10,333 which is primarily due to a negative change in accounts receivable resulting from the timing of our contractual billing terms and also due to downtime experienced in invoice processing as we upgraded our financial accounting system in April 2007.

Investing activities

During the six months ended June 30, 2007, we used $8,035 for capitalized software development costs which included approximately $2,500 in third-party contracted clinical content development and included costs incurred to upgrade our financial accounting systems. We also used $5,104 of cash for capital expenditures, which was offset with a gain of $2,592 from the sale of an equity interest in Medem.

Financing activities

For the first half of 2007, we received $7,453 in proceeds from the exercise of stock options and $470 in proceeds from purchases of stock under our employee stock purchase plan.

Allscripts’ working capital increased by 33.6%, or $27,628, during the six months ended June 30, 2007, from $82,250 at December 31, 2006 to $109,878 at June 30, 2007. The increase is primarily due to an increase in cash, cash equivalents and short-term marketable securities, an increase in accounts receivable, the proceeds from the sale of our equity investment, the proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan and by cash provided by operating activities. At June 30, 2007, we had an accumulated deficit of $523,310, compared to $533,805 at December 31, 2006.

Future Capital Requirements

We believe that our cash, cash equivalents and marketable securities of $87,102 as of June 30, 2007 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $3,119 in interest payments on our debt instruments, and fund capital expenditures, contractual obligations and investment needs of our current business.

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

The following table summarizes our significant contractual obligations as of June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Remaining 2007	2008-2009	2010-2011	2012+
Contractual obligations:
3.5% Senior Convertible Debentures (1)	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Senior Convertible Debentures (1)	49,808	1,444	5,776	5,776	36,812
Non-cancelable operating leases	11,881	1,156	3,990	2,694	4,041
Development contract (2)	11,498	1,604	6,026	3,868	—
7.85% secured promissory note	3,072	131	581	679	1,681
Monthly interest due on the 7.85% secured promissory note	1,135	118	419	321	277
Acquisition payment obligations (3)	503	503	—	—	—
Other contractual obligations	1,225	895	330	—	—

Total contractual obligations	$161,622	$5,851	$17,122	$13,338	$125,311

(1)	In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into 7,329 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. The Notes were convertible during the second quarter of 2007 by virtue of the last reported sale price for Allscripts’ common sock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on the prior fiscal year end date. No notes were converted as of June 30, 2007. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.
(2)	On December 1, 2006, we entered into a $14,000 software content development agreement with a partner to assist in the development of TouchWorks clinical content. The partner is developing customer content for use within Allscripts solutions by medical professionals. Upon acceptance of contracted deliverables, Allscripts will provide payment for the development efforts over the next five years, with the final deliverable to be completed by September 30, 2011. Allscripts paid $2,500 to this partner during the first six months of 2007.
(3)	As of June 30, 2007, $419 and $84 of the consideration related to the A4 acquisition and the August 2003 Advanced Imaging Concepts, Inc. (“AIC”) acquisition, respectively, had not been paid. Payment on the remaining A4 obligation is expected to be paid in 2007. Payment on the remaining AIC obligation will occur upon the receipt of the required acknowledgement from the AIC stockholders.

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of June 30, 2007 and 2006, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $300. As of June 30, 2007 and 2006, no amounts had been drawn on the letters of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of June 30, 2007, we had cash, cash equivalents and marketable securities in financial instruments of $87,102. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2007, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $871.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Changes in Internal Control

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

During the second quarter of 2007, Allscripts completed its testing and implementation of a new Enterprise Resource Planning (“ERP”) system and a new contract repository system, both of which A4 Health Systems, Inc. had in place prior to the acquisition. The Company also changed to a new third-party payroll processor for its employees and implemented a new payroll system in the first quarter of 2007. As a result of these system changes, several of the Company’s internal controls over financial reporting and related processes were modified and / or redesigned to conform with and support the new systems. It is anticipated that the implementation of these new systems will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. Testing of the controls related to these new systems is ongoing and is included in the scope of management’s assessment of its internal controls over financial reporting for 2007. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(Share amounts in thousands)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
April 1, 2007 – April 30, 2007	2	$27.32
May 1, 2007 – May 31, 2007	—	$—
June 1, 2007 – June 30, 2007	—	$—

Total	2	$27.32

(1)	Shares withheld for tax liabilities upon vesting of restricted stock awards.

Item 4. Submission of Matters to a Vote of Security Holders

At Allscripts’ Annual Meeting of Stockholders held on June 19, 2007, the stockholders (1) elected Robert A. Compton, Michael J. Kluger and John P. McConnell as directors of Allscripts to hold office until the 2010 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); (2) approved the Amendment to the Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan to increase the number of shares we may issue under the plan by 1,500,000; and (3) ratified the appointment of Grant Thornton LLP as Allscripts’ independent registered public accounting firm for 2007. The votes were as follows:

	Votes for	Votes Against	Withheld/Abstain	Broker Non-vote
(1) Election of directors:
Robert A. Compton	51,283,793	—	1,420,134	—
Michael J. Kluger	50,936,265	—	1,767,662	—
John P. McConnell	51,031,952	—	1,671,975	—
(2) Amendment to the Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan	37,622,138	3,363,359	845,469	10,872,961
(3) Ratification of the appointment of Grant Thornton LLP	52,633,454	58,645	11,829	—

Item 5. Other Information

On August 3, 2007, David A Bond, President the Company’s HealthMatics business unit, gave notice of his intention to resign from the Company. The effective date of such resignation is expected to be January 31, 2008.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2007.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 9, 2007

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith