Form 10-Q
period 2007-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2007-11-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 56,784,161 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$31,968	$42,461
Marketable securities	28,384	14,553
Accounts receivable, net of allowances of $3,511 and $4,234 at September 30, 2007 and December 31, 2006, respectively	81,225	55,579
Deferred taxes, net	24,391	27,437
Inventories	4,370	3,247
Prepaid expenses and other current assets	16,920	10,620

Total current assets	187,258	153,897

Long-term marketable securities	14,673	26,024
Fixed assets, net	16,662	14,094
Software development costs, net	19,720	12,285
Intangible assets, net	74,717	78,050
Goodwill	181,397	188,261
Other assets	4,552	4,999

Total assets	$498,979	$477,610

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$14,695	$9,294
Accrued expenses	15,701	17,861
Accrued compensation	4,228	8,685
Deferred revenue	41,084	35,549
Current portion of long-term debt	274	258

Total current liabilities	75,982	71,647
Long-term debt	85,234	85,441
Deferred taxes, net	3,266	3,915
Other liabilities	2,207	357

Total liabilities	166,689	161,360
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 56,772 shares issued and outstanding at September 30, 2007; 54,358 shares issued and shares outstanding as of December 31, 2006, respectively	567	543
Additional paid-in-capital	850,951	849,628
Accumulated deficit	(519,186)	(533,805)
Accumulated other comprehensive loss	(42)	(116)

Total stockholders’ equity	332,290	316,250

Total liabilities and stockholders’ equity	$498,979	$477,610

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Revenue:
Software and related services	$58,985	$49,534	$164,906	$124,593
Prepackaged medications	10,904	10,438	32,072	32,456
Information services	3,555	2,219	11,529	7,360

Total revenue	73,444	62,191	208,507	164,409
Cost of revenue:
Software and related services	25,017	21,631	70,196	51,616
Prepackaged medications	9,223	8,802	26,672	26,844
Information services	2,408	1,202	7,099	3,996

Total cost of revenue	36,648	31,635	103,967	82,456

Gross profit	36,796	30,556	104,540	81,953

Selling, general and administrative expenses	27,173	21,947	74,972	61,877
Amortization of intangible assets	2,757	3,045	7,909	7,696

Income from operations	6,866	5,564	21,659	12,380
Interest expense	(927)	(940)	(2,790)	(2,775)
Interest income and other, net	934	649	3,077	2,361
Gain on sale of equity investment	—	—	2,392	—

Income before income taxes	6,873	5,273	24,338	11,966
Provision for income taxes	2,749	2,011	9,719	4,554

Net income	$4,124	$3,262	$14,619	$7,412

Net income per share—basic	$0.07	$0.06	$0.26	$0.15

Net income per share—diluted	$0.07	$0.06	$0.25	$0.14

Weighted-average shares of common stock outstanding used in computing basic net income per share	56,191	53,048	55,500	50,081

Weighted-average shares of common stock outstanding used in computing diluted net income per share	65,225	55,676	64,541	52,572

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$14,619	$7,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,090	12,026
Stock-based compensation expense	2,790	1,440
Write-off of capitalized software	—	290
Gain on sale of equity investment	(2,392)	—
Realized loss on investments	41	134
Provision for doubtful accounts	1,787	2,323
Changes in operating assets and liabilities:
Accounts receivable	(27,514)	(17,687)
Inventories	(1,123)	929
Prepaid expenses and other assets	(7,055)	(2,007)
Deferred taxes	8,425	3,663
Accounts payable	5,393	2,611
Accrued expenses	(2,669)	(947)
Accrued compensation	(4,471)	5,896
Deferred revenue	5,535	(415)
Other liabilities	59	131

Net cash provided by operating activities	8,515	15,799
Cash flows from investing activities:
Capital expenditures	(6,113)	(4,088)
Capitalized software	(10,104)	(6,086)
Investment in promissory note receivable	—	(500)
Sale of equity investment	2,592	—
Purchase of marketable securities	(17,485)	(14,622)
Maturities of marketable securities	15,043	64,336
Payment for A4 Health Systems, Inc. and related transaction costs (net of $21,742 cash acquired in 2006)	(265)	(209,670)
Payments for other acquisitions and related transaction costs	(11,331)	—

Net cash used in investing activities	(27,663)	(170,630)
Cash flows from financing activities:
Payments of capital lease obligations	—	(15)
Net proceeds received in issuance of common stock	—	140,675
Repurchase of common stock from a related party	—	(21,078)
Proceeds from employee stock purchase plan, net	665	143
Net proceeds from exercise of common stock options	7,990	9,935

Net cash provided by financing activities	8,655	129,660

Net decrease in cash and cash equivalents	(10,493)	(25,171)
Cash and cash equivalents, beginning of period	42,461	60,905

Cash and cash equivalents, end of period	$31,968	$35,734

Non-cash investing and financing information:
Common stock issued in connection with the acquisition of A4 Health Systems, Inc.	—	$68,775
Assumption of secured promissory note in connection with the A4 acquisition	—	$3,400
Issuance of common stock from treasury	—	$11,250

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on March 1, 2007. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results for the full year. Certain of the 2006 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

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

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software in accordance with SOP 97-2 assuming all other revenue recognition criteria have been met. In certain instances, the ultimate end-user customers of the VARs will separately contract with Allscripts to perform implementation services relating to the software purchased. Under the provisions of SOP 97-2 these two independent transactions are accounted for separately with the software sold to the VARs being recognized upon software delivery and the implementation services contracted separately with the end-user VAR customers being recognized as the work is performed.

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

As of September 30, 2007 and December 31, 2006, there were $13,539 and $8,942, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	September 30, 2007	December 31, 2006
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts and included in the software and related services segment	$17,710	$16,264
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts and included in the software and related services segment	18,747	14,676
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ physicians interactive business unit and included in the information services segment	4,627	4,609

Total deferred revenue	$41,084	$35,549

3. Acquisitions

A4 Health Systems

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

The results of operations of A4 have been included in the accompanying consolidated statements of operations from the date of the A4 acquisition. The total purchase price for the acquisition is as follows:

Cash consideration to A4 shareholders (cash payment of $215,000 and additional working capital payment of $12,730)	$227,730
Fair value of Allscripts shares issued to A4 shareholders (3,500 Allscripts common shares at $16.93 per share, the five day average of Allscripts common stock of the public announcement date of January 19, 2006)	59,255
Acquisition-related transaction costs	4,685

Total purchase price	$291,670

The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s valuation of their current fair values. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the A4 acquisition.

The purchase price has been allocated as follows:

Current assets, including $21,742 of cash acquired in the acquisition	$43,546
Property and equipment	8,791
Intangible assets	79,110
Non-current other assets	25
Goodwill (before deferred tax adjustment of $61,284)	214,444
Current liabilities, excluding current portion of long term debt	(26,494)
Current and long-term debt	(3,400)
Deferred tax liabilities, net	(22,752)
Other Liabilities (see note 10)	(1,600)

Net assets acquired	$291,670

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

The following unaudited pro forma information assumes the A4 acquisition occurred on January 1, 2006. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the A4 acquisition occurred as of January 1, 2006, nor of future results of operations. No pro forma adjustments are required for the three months ended September 30, 2006 and 2007 and for the nine months ended September 30, 2007 due to the A4 results being completely recognized in the periods presented. The unaudited pro forma results for the nine months ended September 30, 2006 are as follows:

Nine Months Ended September 30, 2006
Total revenue	$178,401
Net income	$2,908
Earnings per share:
Basic	$0.05
Diluted	$0.05

The unaudited pro forma information for the nine months ended September 30, 2006 includes the following adjustments:

•

Increase to intangible amortization expense of $1,772 for the nine months ended September 30, 2006 related to management’s estimate of the fair value of intangible assets acquired as a result of the A4 acquisition less the elimination of original amortization recorded by A4.

•

Decrease to interest income of $231 for the nine months ended September 30, 2006 as a result of lower cash, cash equivalents and marketable securities balances at January 1, 2006 as a result of assuming the acquisition of A4 occurred on January 1, 2006.

•	A decrease in revenue of $524 for the nine months ended September 30, 2006 relating to the timing of deferred revenue purchase accounting adjustments.

•

The weighted average number of shares outstanding used for the computation of basic and diluted earnings per share for the nine months ended September 30, 2006 assumes that the issuance of 8,395 shares in connection with Allscripts’ common stock offering completed in February 2006, in order to partially fund the cash portion of the A4 purchase price, and the 3,500 shares issued to A4 shareholders as part of the consideration to acquire A4 occurred on January 1, 2006.

During the three months ended September 30, 2007, Allscripts made an immaterial adjustment to the value recorded for the A4 acquisition. Allscripts originally based its valuation of the Allscripts shares issued to A4 shareholders on the average closing price of the stock of Allscripts on March 2, 2006, the date of the consummation of the A4 acquisition. In conformity with SFAS 141 and EITF 99-12, Allscripts has adjusted the total purchase price to reflect the average closing price of Allscripts stock for the five trading days commencing two trading days before, and ending two trading days after, the date of the first public announcement of the A4 acquisition on January 19, 2006. This change in valuation resulted in a decrease in goodwill and additional paid in capital of $9,520.

SourceMedical Solutions, Inc.

On July 10, 2007, Allscripts entered into an asset purchase agreement to acquire a certain number of practice management customer contracts from SourceMedical Solutions, Inc. for approximately $11,500. SourceMedical provides comprehensive outpatient information solutions and services for more than 3,500 ambulatory surgery centers, rehabilitation clinics and diagnostic imaging centers nationwide. The purchase price of approximately $11,500 includes a contingent payment of $200 which is not an Allscripts obligation until SourceMedical meets certain deliverables, as defined, by December 31, 2007. The net purchase price of approximately $11,300 has been recorded as of September 30, 2007 and has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s best estimates of the current fair values. A total of approximately $6,800 has been preliminarily allocated to goodwill and the remaining $4,500 allocated to intangible assets with an estimated useful life of five years. Allscripts is in the process of obtaining a third party valuation of certain intangible assets. The final valuation of net assets will be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles. The results of operations of SourceMedical have been included in the accompanying consolidated statements of operations from the date of the SourceMedical acquisition.

4. Stock-Based Compensation

Effective January 1, 2006, Allscripts adopted the provisions of FAS No. 123 (Revised), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

Impact of the Adoption of FAS 123(R)

Allscripts has elected to adopt the modified prospective application transition method as permitted by FAS 123(R). Accordingly, during the three and nine months ended September 30, 2007 and 2006, Allscripts recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of FAS 123. For the three and nine months ended September 30, 2007 and 2006, the effect on Allscripts’ results of operations of recording stock-based compensation in accordance with FAS 123(R) was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Stock-based compensation:
Restricted stock	$1,445	$529	$2,609	$1,113
Stock options	64	88	181	327

Total stock-based compensation	$1,509	$617	$2,790	$1,440

Effect on net income, net of tax	$905	$383	$1,674	$893

Effect on net income per share:
Basic	$0.02	$0.01	$0.03	$0.02

Diluted	$0.01	$0.01	$0.03	$0.02

FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $54 after estimated forfeitures, and such amount will be recognized over an estimated weighted average amortization period of approximately nine months. Allscripts did not grant any stock options during the three or nine months ended September 30, 2007 or 2006.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2005	8,543	$7.39	8,356	$7.38
Options granted	—	$—
Options exercised	(2,815)	$5.11
Options forfeited	(196)	$30.46

Balance at December 31, 2006	5,532	$7.81	5,485	$7.80
Options granted	—	$—
Options exercised	(1,778)	$4.80
Options forfeited	(59)	$29.41

Balance at September 30, 2007	3,695	$8.90	3,685	$8.89

The aggregate intrinsic value of stock options outstanding as of September 30, 2007 was $69,090, which is based on Allscripts’ closing stock price of $27.03 as of September 30, 2007. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested, in-the-money stock options as of September 30, 2007 was 3,685, with an intrinsic value of $68,963.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $33,242. The total cash received by the Company as a result of employee stock option exercises during the nine months ended September 30, 2007 was $7,990 net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

During the nine months ended September 30, 2007, Allscripts granted 482 shares of restricted stock. All awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited. As of September 30, 2007, 1,223 shares of restricted stock had been awarded, of which 910 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of September 30, 2007, $14,465 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) became effective on July 1, 2006 and allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last day of the offering period. Offering periods under the ESPP are three months in duration and begin on each January 1, April 1, July 1, and October 1. Shares will be purchased on the last day of each offering period at a price of 95% of fair market value of the common stock on such date as reported on Nasdaq. The aggregate number of shares of Allscripts common stock that may be issued under the ESPP may not exceed 250 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by Allscripts in the open market and held as treasury shares. Allscripts treats the ESPP as a non-compensatory plan in accordance with FAS No. 123(R). During the nine months ended September 30, 2007, 26 shares were issued under the ESPP, which resulted in $665 in net proceeds.

5. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at September 30, 2007 and December 31, 2006 consist of cash and money market funds. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	September 30, 2007	December 31, 2006
Cash and cash equivalents:
Cash	$15,796	$34,314
Money market funds	16,172	8,147

	31,968	42,461
Short-term marketable securities:
Corporate debt securities	28,384	14,553

	28,384	14,553
Long-term marketable securities:
U.S. government and agency debt obligations	3,123	5,027
Corporate debt securities	11,550	20,997

	14,673	26,024

Total cash, cash equivalents and marketable securities	$75,025	$83,038

6. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,124	$3,262	$14,619	$7,412
Other comprehensive income:
Unrealized gain on marketable securities, net of taxes	11	150	74	457

Comprehensive income	$4,135	$3,412	$14,693	$7,869

The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on Allscripts marketable securities. The components of the net unrealized loss on marketable securities, net of tax, are as follows:

	September 30, 2007	December 31, 2006
Short-term marketable securities:
Gross unrealized gains	$2	$3
Gross unrealized losses	(7)	—

Net short-term unrealized gains	(5)	3
Long-term marketable securities:
Gross unrealized gains	2	3
Gross unrealized losses	(39)	(122)

Net long-term unrealized losses	(37)	(119)

Total net unrealized losses on marketable securities	($42)	($116)

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

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings available for diluted per-share calculation:
Net income	$4,124	$3,262	$14,619	$7,412
Interest expense on 3.5% Senior Convertible Debentures, net of tax	521	—	1,563	—

Net earnings available for diluted per-share calculation	$4,645	$3,262	$16,182	$7,412

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding:
Basic weighted average common shares	56,191	53,048	55,500	50,081
Dilutive effect of options and restricted stock awards	1,705	2,628	1,712	2,491
Dilutive effect of 3.5% Senior Convertible Debentures	7,329	—	7,329	—

Diluted weighted average common shares	65,225	55,676	64,541	52,572

Under the provisions of EITF 04-8, the as-if converted 7,329 shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were excluded from the three and nine months ended September 30, 2006 as the effects were anti-dilutive.

8. Equity Investment

On August 18, 2004, Allscripts entered into a Convertible Secured Promissory Note Purchase Agreement (“Note Purchase Agreement”) with Medem and certain other investors. Under the Note Purchase Agreement, Allscripts acquired a convertible secured promissory note in the aggregate principal amount of $2,600 (“Promissory Note”) under which Medem borrowed $2,600 from Allscripts. On May 28, 2007, Allscripts converted the Promissory Note into 2,317 shares of Medem’s Series A Common Stock.

In connection with the Note Purchase Agreement described above, Allscripts also entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock, shares of Medem’s Series B Common Stock, and a three-year option to acquire an additional interest in Medem, all for an aggregate purchase price equal to $500 in cash (the “Share Purchase Agreement”). Pursuant to such three-year option in the Share Purchase Agreement Allscripts had the right to purchase an additional (i) 118 shares of Series A Common Stock, par value of $0.001 per share, of Medem, and (ii) 1,061 shares of Series B Common Stock, par value of $0.001 per share, of Medem for an exercise price of $600.

On May 28, 2007, Allscripts entered into an Option Purchase Agreement (the “Option Agreement”) with Medem. Pursuant to the Option Agreement, Allscripts sold to Medem the irrevocable three-year option held by Allscripts for a total purchase price of $2,592. The fair value of the three-year option was estimated at approximately $200 at the time of investment on August 18, 2004. The sale of the option resulted in a gain of approximately $2,392 and is recorded in Allscripts’ operating results for the nine months ended September 30, 2007.

As of September 30, 2007, Allscripts owns 2,338 shares or 18.7% of Medem’s Series A Voting Common Stock and 91 shares or 4.6% of Medem’s Series B Common Stock (combined 16.8% equity ownership). Allscripts’ total investment in Medem is $2,900 and $3,100 under the cost basis of accounting as of September 30, 2007 and December 31, 2006, respectively, and is recorded in other assets on the consolidated balance sheets.

9. Long-Term Debt

In July 2004, Allscripts completed a private placement of $82,500 of 3.5% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into 7,329 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. The Notes were convertible during the third quarter of 2007 and 2006 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on September 30 for each respective year. The notes were not converted as of September 30, 2007 or September 30, 2006. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

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

Long-term debt outstanding as of September 30, 2007 and December 31, 2006 consists of the following:

	September 30, 2007	December 31, 2006
3.5% Senior convertible debt	$82,500	$82,500
7.85% Secured promissory note	3,008	3,199

Total debt	85,508	85,699
Less: Current portion of long-term debt	274	258

Total long-term debt	$85,234	$85,441

Interest expense for the three months ended September 30, 2007 and 2006 consists of $781 and $789, respectively, and $146 and $151 in debt issuance cost amortization, respectively. Interest expense for the nine months ended September 30, 2007 and 2006 consists of $2,347 and $2,320, respectively, and $443 and $455 in debt issuance cost amortization, respectively.

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

Allscripts and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. Tax years 1992 and forward remain open for examination for federal tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at September 30, 2007 will remain subject to examination until the respective tax year is closed. The statute is similarly open for state income tax purposes.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Software and related services	$58,985	$49,534	$164,906	$124,593
Prepackaged medications	10,904	10,438	32,072	32,456
Information services	3,555	2,219	11,529	7,360

Total revenue	73,444	62,191	208,507	164,409

Income from operations:
Software and related services	$16,997	$12,593	$50,636	$32,294
Prepackaged medications	762	1,035	2,941	3,196
Information services	(49)	(23)	1,006	613
Unallocated corporate expenses	(10,844)	(8,041)	(32,924)	(23,723)

Income from operations	6,866	5,564	21,659	12,380
Interest income, interest expense, and other income (expense), net	7	(291)	287	(414)
Gain on sale of equity investment	—	—	2,392	—

Income before income taxes	$6,873	$5,273	$24,338	$11,966

12. Related Party Transactions

The Chief Executive Officer and Chairman of the Board of A4 prior to Allscripts’ acquisition of A4, John McConnell, became one of our directors in connection with the acquisition of A4. Mr. McConnell also serves on the Board of Directors of Med3000, Inc. (“Med3000”) and has an ownership interest of approximately 8% in Med3000 as of September 30, 2007. Allscripts has a license and distribution agreement with Med3000 pursuant to which Med3000 possesses the right to market, resell and sublicense Allscripts’ electronic health record solutions to its customers. As of September 30, 2007, Med3000 has agreed to purchase from Allscripts approximately $2,378 of hardware, software and related services. For the three and nine months ended September 30, 2007, Allscripts recognized $92 and $475, respectively, of revenue under such contracts. As of September 30, 2007, Allscripts had $372 in accounts receivable with Med3000.

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

Another Allscripts clinical solution, eRxNOW, is an easy-to-use, web-based eprescribing solution that is safe, secure, requires no downloading and no new hardware. eRxNOW is accessible by Internet on computers, handheld devices and cell phones and is offered free of charge to every prescriber in America via the National ePrescribing Patient Safety Initiative, a coalition of companies led by Allscripts.

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

In our information services segment, our key product offerings are Physicians Interactive and Physician Relationship Management Platform (“PRMP”). Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states, which promotes more informed decision-making, increased efficiency and ultimately higher quality patient care. Other elements of the Physicians Interactive unit include e-surveys, clinical updates, resource centers, key opinion leader materials and other physician relationship management services. Our PRMP solution provides pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The PRMP incorporates a full suite of online tools, including campaign management, physician communication and education and sample and sales representative requests, as well as e-Detailing opportunities.

Finally, our prepackaged medications segment is comprised of our medication services unit. This business provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers.

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2007			2006
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Software and related services	$58,985	$54,681	$51,240	$48,910	$49,534	$46,745	$28,314
Prepackaged medications	10,904	10,939	10,229	11,232	10,438	10,508	11,510
Information services	3,555	4,421	3,553	3,418	2,219	2,761	2,380

Total revenue	$73,444	$70,041	$65,022	$63,560	$62,191	$60,014	$42,204

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

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management, sales and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, non-capitalizable product development expenses and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment.

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

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Software and Related Services

Software and related services revenue for the three months ended September 30, 2007 increased $9,451, or 19.1%, from $49,534 in 2006 to $58,985 in 2007. Software and related services revenue for the nine months ended September 30, 2007 increased $40,313, or 32.4%, from $124,593 in 2006 to $164,906 in 2007. The quarterly increase in revenue is primarily due to an increase in add-on license revenue, software sales to partners and value-added resellers and an increase in maintenance fees recognized due to an increase in our installed customer base, offset by a decrease in revenue from our lower margin hardware revenue. We acquired A4 Health Systems, Inc. (“A4”) on March 2, 2006 which is reported in our software and services segment. Our results for the first nine months of 2006 include seven months of A4 revenue. If the acquisition had occurred on January 1, 2006, we would have recorded a total of $138,585 in revenue during the first nine months of 2006 resulting in a total revenue increase of $26,321, or 19.0%, in 2007 when compared to the same nine-month period of 2006. Such increase reflects the overall growth experienced in the software and services segment, and is largely driven by an increase in software revenue recognized from performing implementation services, add-on license revenue, software sales to partners and value-added resellers and support and maintenance revenue.

Gross profit for software and related services increased $6,065, or 21.7%, from $27,903 in the third quarter of 2006 to $33,968 in the same period of 2007. Gross profit also increased $21,733, or 29.8%, from $72,977 in the first nine months of 2006 to $94,710 in the first nine months of 2007. The three and nine month gross profit increases are due to additional higher margin add-on license and maintenance revenue and a reduction in lower-margin hardware sales when compared to the same periods of 2006. The nine month increase in gross profit is also a result of the contribution of A4’s gross profit for all nine months of 2007 compared to seven months of activity during the first nine months of 2006. Gross profit for software and related services as a percentage of revenue increased from 56.3% during the third quarter of 2006 to 57.6% for the same period in 2007. The year over year increase in gross profit is primarily due to an improvement in overall revenue mix. Gross profit for software and related services as a percentage of revenue decreased from 58.6% in the first nine months of 2006 to 57.4% for the same period in 2007. Our gross profit as a percentage of revenue for the first nine months of 2007 was adversely affected by the contribution of gross profit from the A4 product line for the full nine months of 2007 compared to only seven months of contribution in 2006 as these products tend to have lower margins than our traditional overall software and related services product lines.

Operating expenses for software and related services for the third quarter ended September 30, 2007 increased $1,661, or 10.8%, from $15,310 in 2006 to $16,971 in 2007. Operating expenses for software and related services for the nine months ended September 30, 2007 increased by $3,391, or 8.3%, from $40,683 in 2006 to $44,074 in 2007. Assuming the A4 acquisition was consummated on January 1, 2006, the total operating expenses incurred during the first nine months of 2006 would have been $60,802, or $45,602 when excluding acquisition-related expenses which includes certain bonuses. The increase in operating expenses during the third quarter and the first nine months of 2007 compared to the same respective periods in 2006 is primarily due to an increase in stock-based compensation relating to additional restricted stock offerings and new headcount additions, an increase in commission expense and expenses related to our annual Allscripts Client Experience conference, which was hosted in the third quarter of 2007. The addition of operating costs associated with our National ePrescribing Patient Safety Initiative (“NEPSI”) which were not present in the same period last year, also contributed to the increase in operating expenses. We capitalized software development costs of $9,043 during the first nine months of 2007 and $4,975 for the same period in 2006, which were capitalized pursuant to Statement of Financial Accounting Standard “FAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The increase in capitalized software is largely attributed to the development of TouchWorks version 11, including third-party contracted clinical content development.

Prepackaged Medications

Prepackaged medications revenue for the three months ended September 30, 2007 increased 4.5%, or $466, from $10,438 in 2006 to $10,904 in 2007. Prepackaged medications revenue for the nine months ended September 30, 2007 decreased 1.2%, or $384, from $32,456 in 2006 to $32,072 in 2007. The three month increase in 2007 is due to an increase in sales to our direct customer base. The nine month decrease in 2007 is primarily due to management’s continued focus in reducing lower margin revenue from wholesaler customers, which decreased from approximately $7,000 in the first nine months of 2006 to approximately $6,100 in the same period of 2007, as well as the absence of Tamiflu sales in the first nine months of 2007 when compared to the same period of 2006. Both decreases were offset by an increase in sales to our direct customer base.

Gross profit for prepackaged medications for the three months ended September 30, 2007 increased 2.8%, from $1,636 in the third quarter of 2006 to $1,681 in the same period of 2007. Gross profit for prepackaged medications for the nine months ended September 30, 2007 decreased 3.8%, from $5,612 in 2006 to $5,400 in 2007. Gross profit as a percentage of revenue decreased from 15.7% in the third quarter of 2006 to 15.4% in the third quarter of 2007. Gross profit as a percentage of revenue decreased from 17.3% in the first nine months of 2006 to 16.8% during the first nine months of 2007. The nine month decrease in gross profit is primarily due to the lack of Tamiflu vaccine sales in 2007. The three and nine month decrease in gross profit as a percentage of revenue is also due to an increase in headcount additions as certain revenue-producing headcount were reclassified from operating expenses to cost of revenue in 2007.

Operating expenses for prepackaged medications for the quarter ended September 30, 2007 increased $318, or 52.9%, from $601 in 2006 to $919 in 2007. Operating expenses for prepackaged medications for the nine months ended September 30, 2007 increased $43, or 1.8%, from $2,416 in 2006 to $2,459 in 2007. The increase in both periods is primarily due to an increase in sales commissions and an increase in bad debt expense when compared to the comparable periods of 2006. Both increases were offset by the previously mentioned reclassification of certain revenue-producing headcount to cost of revenue.

Information Services

Information services revenue for the three months ended September 30, 2007 increased $1,336, or 60.2%, from $2,219 in 2006 to $3,555 in 2007. Information services revenue for the nine months ended September 30, 2007 increased $4,169, or 56.6%, from $7,360 in 2006 to $11,529 in 2007. The revenue improvement is attributed to the development and hosting of a larger number of Physician Relationship Management Platform (“PRMP”) solutions in the three and nine months ended September 30, 2007 when compared to the same periods of 2006.

Gross profit for information services increased $130, or 12.8%, from $1,017 for the three months ended September 30, 2006 to $1,147 for the comparable period in 2007. During the first nine months of 2007, gross profit for information services increased $1,066, or 31.7%, from $3,364 in 2006 to $4,430 for the comparable period in 2007. The increase in gross profit for both reported periods is due to higher revenue driven by a large number of PRMP solutions. Gross profit as a percentage of revenue decreased from 45.8% in the third quarter of 2006 to 32.3% in the same period of 2007. Gross profit as a percentage of revenue decreased from 45.7% in the first nine months of 2006 to 38.4% in the same period of 2007. The decrease in gross profit as a percentage of revenue is primarily due to headcount additions including the reclassification of certain revenue producing headcount from operating expenses to cost of revenue in 2007. There were also additional costs incurred in the third quarter of 2007 and in the first nine months of 2007 related to the development and implementation of more client-specific PRMP solutions when compared to the same periods of 2006.

Operating expenses for information services increased $156, or 15.0%, from $1,040 in the third quarter of 2006 to $1,196 in the same period of 2007. Operating expenses for information services increased $673, or 24.5%, during the first nine months of the year from $2,751 in the first nine months of 2006 to $3,424 in the same period of 2007. Both the three and nine month increases are primarily due to an increase in compensation related costs due to headcount additions to support the growth of the PRMP business as well as an increase in sales commissions resulting from sales and revenue growth.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended September 30, 2007 increased $2,803, or 34.9%, from $8,041 in 2006 to $10,844 in 2007. Unallocated corporate expenses for the nine months ended September 30, 2007 increased $9,201, or 38.8%, from $23,723 in 2006 to $32,924 in 2007. The three and nine month increase in unallocated corporate expenses primarily relates to an increase in compensation related to additional headcount and restricted stock grants, an increase in facility costs and an increase in depreciation expense related to our new Enterprise Resource Planning (“ERP”) system which was absent in the comparable period of 2006. The increase is also due to intangible amortization expense related to the SourceMedical acquisition that was absent in the comparable periods of 2006.

Interest income

Interest and other income for the third quarter of 2007 increased $285, or 43.9%, from $649 in 2006 to $934 in the comparable period of 2007. Interest and other income for the nine months ended September 30, 2007 increased $716, or 30.3%, from $2,361 in 2006 to $3,077 in the comparable period of 2007. The increase in interest income for both reported periods is attributed to an increase in overall cash and marketable securities from $71,494 on September 30, 2006 to $75,025 on September 30, 2007.

Interest expense

Interest expense for the three months ended September 30, 2007 decreased from $940 in 2006 to $927 in 2007 and increased slightly during the nine months ended September 30, 2007, from $2,775 in 2006 to $2,790 in the comparable period of 2007. The three month decrease is due to lower debt issuance cost expense, which decreases over time. The nine month increase in interest expense is primarily due to inclusion of a full nine months of interest expense incurred in 2007 on the $3,400 secured promissory note assumed in the A4 acquisition when compared to only seven months of interest expense recognized in 2006.

Gain on sale of equity investment

During the second quarter of 2007 we entered into an Option Purchase Agreement with Medem and agreed to sell to Medem for a total purchase price of $2,592, an irrevocable three-year option held by Allscripts to purchase additional shares of Medem’s common stock. The sale of the option resulted in a gain of approximately $2,392 and is recorded in our operating results for the nine months ended September 30, 2007.

Income taxes

As a result of the A4 acquisition in March 2006, management determined under the provisions of FAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize its deferred tax assets. Accordingly, management reversed all of its $61,284 valuation allowance against goodwill in purchase accounting for the A4 acquisition. In connection with the reversal of its valuation allowance in purchase accounting, approximately $5,656 of net operating losses (“NOL”) were written off pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. Tax provisions of $2,749 and $2,011 were recorded for the three months ended September 30, 2007 and 2006, respectively, and $9,719 and $4,554 for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At September 30, 2007 and December 31, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $75,025 and $83,038, respectively. The decrease of $8,013 is reflective of the following:

Operating activities

For the nine months ended September 30, 2007, we generated $8,515 in net cash provided by operations, compared to $15,799 in the same period of 2006. The decrease in operating cash flow of $7,284 is due to an increase of $7,207 in net income, an increase in related non-cash reconciling adjustments of $1,103, and a net working capital decrease of $15,594. The net working capital decrease resulted primarily from an increase in prepaid and other current assets and an increase in our accounts receivable due to large milestone billings and due to the size of our average license agreements, which continue to increase.

Investing activities

During the nine months ended September 30, 2007, we acquired a number of customer contracts from SourceMedical for approximately $11,300, and we used $10,104 for capitalized software development costs which included approximately $3,300 in third-party contracted clinical content development. We also used $6,113 of cash for capital expenditures, which was offset with a gain of $2,592 from the sale of an equity interest in Medem.

Financing activities

For the first nine months of 2007, we received $7,990 in net proceeds from the exercise of stock options and $665 in proceeds from purchases of stock under our employee stock purchase plan.

Allscripts’ working capital increased by 35.3%, or $29,026, during the nine months ended September 30, 2007, from $82,250 at December 31, 2006 to $111,276 at September 30, 2007. The increase is primarily due to an increase in accounts receivable, the proceeds from the sale of our equity investment, the proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan and from cash provided by operating activities. At September 30, 2007, we had an accumulated deficit of $519,186, compared to $533,805 at December 31, 2006.

Future Capital Requirements

We believe that our cash, cash equivalents and marketable securities of $75,025 as of September 30, 2007 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $3,114 in interest payments on our debt instruments, and fund capital expenditures, contractual obligations and investment needs of our current business.

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

The following table summarizes our significant contractual obligations as of September 30, 2007 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Remaining 2007	2008-2009	2010-2011	2012+
Contractual obligations:
3.5% Senior Convertible Debentures (1)	$82,500	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Senior Convertible Debentures (1)	48,364	—	5,776	5,776	36,812
Non-cancelable operating leases	13,219	594	4,471	3,101	5,053
Development contract (2)	10,696	802	6,026	3,868	—
7.85% secured promissory note	3,008	67	581	679	1,681
Monthly interest due on the 7.85% secured promissory note	1,076	59	419	321	277
Acquisition payment obligations (3)	503	503	—	—	—
Other contractual obligations	951	162	789	—	—

Total contractual obligations	$160,317	$2,187	$18,062	$13,745	$126,323

(1)	In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into 7,329 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. The Notes were convertible during the third quarter of 2007 by virtue of the last reported sale price for Allscripts’ common sock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on September 30, 2007. No notes were converted as of September 30, 2007. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may elect to convert the Notes if they are called for redemption. In addition, holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.
(2)	On December 1, 2006, we entered into a $14,000 software content development agreement with a partner to assist in the development of TouchWorks clinical content. The partner is developing customer content for use within Allscripts solutions by medical professionals. Upon acceptance of contracted deliverables, Allscripts will provide payment for the development efforts over the next five years, with the final deliverable to be completed by September 30, 2011. Allscripts paid $3,300 to this partner during the first nine months of 2007.
(3)	As of September 30, 2007, $419 and $84 of the consideration related to the A4 acquisition and the August 2003 Advanced Imaging Concepts, Inc. (“AIC”) acquisition, respectively, had not been paid. Payment on the remaining A4 obligation is expected to be paid in 2007. Payment on the remaining AIC obligation will occur upon the receipt of the required acknowledgement from the AIC stockholders.

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of September 30, 2007 and 2006, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $300. As of September 30, 2007 and 2006, no amounts had been drawn on the letters of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. Our Notes bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

As of September 30, 2007, we had cash, cash equivalents and marketable securities in financial instruments of $75,025. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2007, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $750.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Changes in Internal Control

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(Share amounts in thousands)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
July 1, 2007 – July 31, 2007	4	$24.94
August 1, 2007 – August 31, 2007	—	$—
September 1, 2007 – September 30, 2007	—	$—

Total	4	$24.94

(1)	Shares withheld for tax liabilities upon vesting of restricted stock awards.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2007.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 9, 2007

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith