Form 10-K
period 2007-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2008-02-29
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(866) 358-6869

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by Nasdaq National Market, was approximately $1,416,900,000.

The number of outstanding shares of the registrant’s Common Stock as of February 15, 2008 was 56,908,319.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2008 annual stockholders’ meeting are incorporated by reference into Part III.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2007 ANNUAL REPORT ON FORM 10-K

Allscripts Healthcare Solutions, Inc. was incorporated in the state of Delaware. In this report, “we,” “us,” “our” and “Allscripts” refer to Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries as of December 31, 2007, unless the context indicates otherwise. Our trademarks or service marks include Allscripts with logo®, EmSTAT™, Physician Relationship Management Platform™, HealthMatics®, Impact.MD®, Physicians Interactive®, TouchChart™, TouchScript®, TouchWorks®, NEPSISM, Canopy® and eRx NOW™. Other trademarks, service marks and trade names referred to in this report, or documents incorporated or incorporated by reference herein or therein, are the property of their respective owners.

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

PART I

Item 1. Business

Company Overview

Allscripts Healthcare Solutions, Inc. is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. The software and related services segment of our business provides clinical software solutions, including electronic health record (“EHR”), electronic prescribing (“e-prescribing”), practice management, emergency department information system (“EDIS”), hospital care management solutions, and document imaging solutions. Our information services segment, through our Physicians Interactive business unit, provides clinical education and information solutions for physicians and patients. The prepackaged medications segment of our business provides prepackaged medication fulfillment solutions, which includes both medications and software for dispensing and inventory control.

On December 31, 2007, we acquired Extended Care Information Network, Inc. (“ECIN”), a privately held company and leading provider of hospital care management and discharge planning software. The ECIN acquisition combines two industry leaders in care management and enables Allscripts to connect another key component of the healthcare delivery system—the exchange of patient information between hospital case managers, physicians outside the hospital, and the growing number of post-acute care facilities nationwide. ECIN’s web-based “software as a service” solutions automate and streamline the entire care management process in hospitals, from admission through discharge, resulting in increased productivity, improved patient throughput and better outcomes. ECIN has a client base of more than 500 hospitals and nearly 5,500 post-acute care facilities—nursing homes, assisted living and other facilities to whom hospitals refer patients in need of long-term care or short-term residential-based rehabilitation. Along with Allscripts existing Canopy care management solution, the acquisition gives us one of the largest installed bases of care management clients in the nation, with nearly 700 combined hospitals, as well as one of the largest networks of post-acute care facilities. Both care management solutions are deployed using an application service provider (ASP) model designed for rapid implementation with minimal use of hospital IT support staff.

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

Hospital Care Management Solutions. Hospital care management programs automate processes related to case management, quality management and utilization management. Care management programs help hospitals manage length of stay, billing and claims processing, and patient care resources. The benefits of these solutions to hospitals include enhanced financial performance and improved patient outcomes. We believe there is relatively low penetration of care management solutions in the hospital market, and that there is a significant opportunity for us to penetrate this market. Another key element of the care management process is arranging for the transfer of patients to post-acute facilities. We believe that there is a significant opportunity for our ECIN clinical information solutions within this market, in part because the federal government and other stakeholders are moving towards requiring the automation of Medicare patient information exchanged between hospitals and the providers to whom they refer discharged patients.

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

•

Award-Winning and Certified Solutions. Our clinical software solutions have garnered numerous industry accolades and honors. In 2007, the prestigious KLAS Top 20: Year-End 2007 Report, a closely watched industry measure of product and service performance, ranked Allscripts TouchWorks Electronic Health Record (EHR) first among EHR applications for practices with between 26 and 100 physicians. Allscripts HealthMatics ED emergency department information system (EDIS) and HealthMatics EHR also ranked highly, placing Allscripts in the top three in the major segments in which it competes. Our TouchWorks and HealthMatics EHRs are certified by the Certification Commission for Healthcare Information Technology (“CCHIT”) and our e-prescribing solutions have attained SureScripts advanced certification for pharmacy interoperability. Also, in 2007, Fortune Magazine named Allscripts 23rd among the fastest growing companies in the nation, one of only seven companies in the healthcare sector. Likewise, in 2007, one Allscripts customer was recognized as HIMSS Physician of the Year and two customers received Malcolm Baldridge Quality Award, America’s highest honor for performance excellence.

Significant Installed Base

Over 40,000 physicians and thousands more healthcare professionals in over 4,000 clinics and 700 hospitals nationwide have selected our EHR and hospital-based solutions. Our significant installed base, including some of the country’s most prestigious medical groups and hospitals in the nation, serves as a reference source for our prospective clients who are interested in purchasing an EHR or hospital solution.

Breadth of Product and Service Offering

We are a leading provider of clinical software, connectivity and information solutions that physicians use to improve the delivery and quality of healthcare. Our suite of clinical software solutions includes electronic health records, e-prescribing, and personal health records, encompassing virtually all of the most common functions performed by a physician at the point of care. Our product offerings also include an integrated practice management solution for physician groups, as well as EDIS for hospital emergency departments, and care management solutions for hospitals.

Sales and Marketing

We have experienced sales executives with extensive industry expertise. In the clinical solutions business unit, we primarily sell directly to our customers through our sales force. We also have targeted direct sales forces for our physicians interactive and our medication services business units. As of December 31, 2007, we employed 146 full-time sales and marketing employees.

Products and Services

Clinical Solutions

Our clinical solutions business units provide the following clinical software solutions:

•	TouchWorks Electronic Health Record is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. TouchWorks has the functionality to handle the complexities of large physician practices, while also addressing the needs of mid-sized physician practice groups. Our Touchworks EHR is certified by CCHIT.

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

•

TouchScript is an e-prescribing solution that physicians can access via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information and send prescriptions directly to a pharmacy or mail order facility. TouchScript can be a starting point for medical groups to seamlessly transition over time to a complete EHR.

•

eRx NOW is an easy-to-use, web-based e-prescribing solution that is safe, secure, requires no downloading and no new hardware. The eRx NOW solution offers all of the functionality of TouchScript in an Application Service Provider (“ASP”) model that is accessible by the Internet on computers, handheld devices and cell phones. The software is being offered free of charge to every prescriber in America in furtherance of the National ePrescribing Patient Safety Initiative, a collaborative initiative introduced and led by us to enhance patient safety and reduce preventable medication errors. Like TouchScript, eRx NOW can be a starting point for medical groups to seamlessly transition over time to a complete EHR.

•

Impact.MD provides an electronic repository for all patient record information including patient charts, office notes, lab results, explanation of benefits and referral letters among other paper based documents. As with TouchScript and eRx NOW, Impact.MD can be a starting point for medical groups seeking to seamlessly transition over time to a complete EHR.

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

•

ECIN, like Canopy, automates the patient utilization and case management processes for hospitals while generating an immediate return on investment by improving length of stay and revenue recovery. ECIN also improves hospital throughput by automating patient referrals to post acute-care facilities, eliminating costly, manual communications. Additionally, extended-care providers benefit from ECIN by electronically receiving referrals from hospitals, and electronically communicating their ability to accept the patient. We intend to combine the best elements of Canopy and ECIN in a new Allscripts Care Management product.

Physicians Interactive

Our physicians interactive business unit provides the following key solutions:

•

Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states. This promotes more informed decision-making, increased efficiency and ultimately higher quality patient care. Other elements of the Physicians Interactive offerings include e-surveys, clinical updates, resource centers, key opinion leader materials and other physician relationship management services.

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

Medication Services

Our medication services business unit provides point-of-care medication management and medical supply solutions for physicians and other healthcare providers. With approximately 9,000 physician customers nationwide, our solutions enable physician groups, including occupational health, workers compensation, urgent care and bariatric facilities, to dispense medications at the point of care. Our medication repackaging solutions offer provider organizations an opportunity to improve financial performance by adding an incremental source of revenue and reducing expenses related to prescription transmission, billing and processing. From a patient perspective, our medication repackaging solutions provide an increased level of convenience, privacy and treatment compliance.

Research and Development

As of December 31, 2007, we had 209 employees in research and development. In addition, we engage the services of approximately 67 dedicated development professionals in India. The primary purposes of our research and development groups are to develop new features and enhancements to our respective solutions, ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community.

For the year ended December 31, 2007, we spent approximately 12% of our software and services revenue on related research and product development. Our clinical solutions business unit capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is available for general release. Non-capitalizable research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

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

Our key competitors in the EHR and practice management markets include Athenahealth Inc.

Cerner Corporation, eClinicalWorks Inc., Eclipsys Corp, Epic Systems Corporation, GE, iMedica Corporation, McKesson Corporation, Misys Healthcare Systems, Picis, Inc., Quality Systems,Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

Our key competitors in the EDIS market include MedHost, Meditech, Picis and WellSoft. In the care management market, primary competitors include eDischarge, Maxsys Ltd., Meditech, Midas+ and ProviderLink.

New safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape, as such new safe harbors and exceptions allow hospitals and certain other donors to donate certain items and services used in electronic prescription systems and electronic health records systems. These new safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our clinical solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute EHR solutions, whose hospital customers may seek to donate their existing acute EHR solutions to physicians for use in ambulatory settings. However, as of December 31, 2007, we have not experienced significant competition from acute EHR solutions, as physician groups seem to prefer an EHR designed specifically for the ambulatory market.

Physicians Interactive

We compete with several types of organizations, including clinical information and education providers, such as disease state management companies, full service e-marketing companies, companies who provide e-Detailing software, and the in-house efforts of our clients, including health plans, pharmacy benefit managers and pharmaceutical companies. Our key competitors include Aptilon Inc., Dendrite International, Inc., Lathian Systems, Inc., Quintiles Transnational Corp. Ventiv Health, Inc. and WebMD Corporation.

Medication Services

Our competitors include other medication repackaging service and bulk pharmaceutical distributors. Our key competitors in this segment include Cardinal Health, Inc., Dispensing Solutions, Inc., DRx (a wholly owned subsidiary of Purkinje, Inc.), McKesson Corporation, PD-Rx Pharmaceuticals, Inc., Pharmapac, Physicians Total Care, Inc., Southwood Pharmaceuticals, Inc. and various other regional distributors.

Strategic Alliances

Our key strategic relationships include the following:

•

IDX. We have a strategic alliance agreement with IDX and General Electric (“GE”) that was entered into with IDX in January 2001 and amended on January 18, 2006. The amended agreement with IDX and GE, which runs through July 2012, supports the ongoing integration and compatibility of the Allscripts and IDX products.

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

Employees

As of December 31, 2007, we employed 1,155 persons on a full-time basis, including 236 in customer service and support, 146 in sales and marketing, 57 in production and warehousing, 209 in product development, 333 in product deployment, and 174 in general and administrative. None of our employees is covered by a collective bargaining agreement or is represented by a labor union.

Backlog

At December 31, 2007 and 2006, our aggregate backlog for our software and information services segments totaled approximately $275 million and $211 million, respectively. Approximately $97 million to $102 million of our ending 2007 backlog is not expected to be realized during 2008. Our backlog information excludes our prepackaged medications segment due to the short-term nature of a prepackaged medication order and also excludes contracted maintenance beyond a twelve month horizon.

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

In order to expand our product and service offerings and grow our business by reaching new customers, we may continue to acquire businesses that we believe are complementary. The successful integration of acquired businesses, including ECIN and A4, is critical to our success. Such acquisitions, including both the ECIN and A4 acquisitions, involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management’s attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of the acquired company’s key employees and our inability to maintain the goodwill of the acquired businesses. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

The successful implementation of our acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate their operations and technology successfully with our own and maintain the goodwill of the acquired business. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial resources than we have. Competition for these acquisition targets could also result in increased prices of acquisition targets.

Our business will be harmed if we are unable to enter into and maintain relationships with IDX customers.

In 2001, we entered into a 10-year strategic alliance agreement with IDX pursuant to which we and IDX agreed to coordinate product development and align our respective marketing processes. Under this agreement,

IDX had granted us the exclusive right to market, sell, license and distribute ambulatory point-of-care and clinical EHR solutions to IDX customers. On January 4, 2006, IDX was acquired by GE and on January 18, 2006, we, IDX and GE amended and restated our strategic alliance agreement. Under this amended agreement, the exclusivity provisions of the original agreement were modified such that, in addition to our solutions, GE may market its Centricity electronic health record ambulatory solution to IDX customers. These exclusivity provisions expired on July 18, 2007 and IDX is no longer required to market our solutions to its customers. We have historically generated a significant portion of our bookings from IDX customers. If we are unable to compete effectively against the Centricity product or are otherwise unable to maintain sales to IDX customers at the levels we have historically experienced, our revenues may decrease and our results of operations may be significantly harmed.

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

It is difficult to predict the sales cycle and implementation schedule for our healthcare software solutions and physician education services.

The duration of the sales cycle and implementation schedule for our healthcare software solutions and physician education services depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, which is difficult to predict. Our sales and marketing efforts with respect to hospitals and large healthcare organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could harm our business, financial condition and results of operations. If customers take longer than we expect to implement our solutions, our recognition of related revenue would be delayed, which would adversely affect our business, financial condition and results of operations.

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

Our clinical solutions business unit’s principal competitors include Athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Eclipsys Corp. Epic Systems Corporation, GE, iMedica Corporation, McKesson Corporation, Misys Healthcare Systems, Picis, Inc., Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

Our key competitors in the EDIS market include MedHost, Meditech, Picis and WellSoft. In the care management market, primary competitors include eDischarge, Maxsys Ltd., Meditech, Midas+ and ProviderLink.

Our physicians interactive business unit’s principal competitors include Aptilon Inc., Dendrite International, Inc., Lathian Systems, Inc., Quintiles Transnational Corp. Ventiv Health, Inc. and WebMD Corporation. We also face competition from clinical information and education providers, such as disease state management companies, full service e-marketing companies, companies who provide electronic detailing software, and the in-house efforts of our clients, including health plans, pharmacy benefit managers, and pharmaceutical companies.

Our medication services business unit’s principal competitors include Cardinal Health, Inc., Dispensing Solutions, Inc. DRx (a wholly owned subsidiary of Purkinje, Inc.), McKesson Corporation, PD-Rx Pharmaceuticals, Inc., Pharmapac, Physicians Total Care, Inc., Southwood Pharmaceuticals, Inc. and various other regional distributors. We also face competition from providers of other medication repackaging service and bulk pharmaceutical distributors.

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

We are and may continue to be subject to intellectual property infringement claims as the number of our competitors grows and our applications’ functionality overlaps with competitive products. We do not believe that we have infringed or are infringing on any proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot assure you that infringement claims will not be asserted against us in the future. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

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

It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to possible liability and regulatory action. We may need to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information.

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

We are a defendant in lawsuits arising in the ordinary course of business. In the event we are found liable in any lawsuits filed against us, and if our insurance coverage were inadequate to satisfy these liabilities, it could have an adverse effect on our business, financial condition and results of operations.

If our principal supplier of medications fails or is unable to perform its contract with us, we may be unable to meet our commitments to our customers.

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

Specific risks include, but are not limited to, risks relating to:

•

Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and the “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for healthcare information. The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health care providers, health care payers, and health care clearinghouses.” Generally, the HIPAA standards directly affect Covered Entities. We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a “group health plan” for the benefit of our employees. Such a plan, even if not a separate legal entity from us as its sponsor, is included in the HIPAA definition of Covered Entities. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA. We do not believe that we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be adverse to our business, financial condition and results of operations. In addition, the Privacy and Security Standards affect third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security standards, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations to support the Covered Entity’s own HIPAA compliance. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements if we do not comply with our Business Associate obligations. In addition, the federal agencies with enforcement authority have taken the position that a Covered Entity can be subject to HIPAA civil penalties and sanctions for a breach of a Business Associate Agreement. The penalties for a violation of HIPAA by a Covered Entity are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities will be required to adopt a unique standard National Provider Identifier (NPI) for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which was May 23, 2007 for all but small health plans and is one year later for small health plans. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by our customers in compliance with the Transaction Standards and Security Standards and are, or will be, capable of being used by our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the full future impact of HIPAA on our business and operations. In the event that the HIPAA standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at both the state and federal level. Such legislation may require holders of such information to implement additional security, reporting or other measures that may require substantial expenditures and may impose liability for a failure to comply with such requirements. In many cases, such proposed state legislation includes provisions that are not preempted by HIPAA. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

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

•

Licensure and Physician Dispensing. As a repackager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA’s “good manufacturing practices.” We are subject to periodic inspections of our facilities by regulatory authorities to confirm that we have policies and procedures in place in order to comply with applicable legal requirements. Because the FDA’s good manufacturing practices were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce. If we do not maintain all necessary licenses, or the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations against drug repackagers or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down. In addition to registration/licensure and “good manufacturing practices” compliance issues, federal and certain state laws require recordkeeping and a drug pedigree when a company is involved in the distribution of prescription drugs. Under the pedigree requirements, each person who is engaged in the wholesale distribution of a prescription drug in interstate commerce, who is not the manufacturer or an authorized distributor of record for that drug, must provide to the person who receives the drug, a pedigree for that drug. A drug pedigree is a statement of origin that identifies each prior sale, purchase, or trade of a drug. State laws in this area are not consistent with respect to their requirements, and thus the company needs to carefully monitor legal developments in this area. To the extent we are found to violate any applicable federal or state law related to drug pedigree requirements, any such violation could adversely affect our business.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of February 15, 2008, we had approximately:

•	56,908,319 shares of common stock outstanding;

•	3,333 shares of common stock reserved for issuance upon exercise of outstanding warrants;

•

4,428,790 shares of common stock reserved and available for issuance pursuant to stock options and other awards outstanding under our stock plans at a weighted average exercise price of $8.95 per share;

•	1,398,764 additional shares of common stock reserved and available for issuance under our stock plans;

•	1,255,646 shares of unvested restricted common stock to employees and directors; and

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

If we fail to comply with financial covenants under the Credit Facility entered into in connection with the ECIN acquisition, our results of operation and financial condition could be adversely affected.

Our Credit Facility entered into in connection with the ECIN acquisition contains certain financial covenants, including interest coverage and total leverage ratios. If we fail to comply with these covenants, an event of default may occur, resulting in, among other things, the requirement to immediately repay all outstanding amounts owed thereunder, which could have an adverse effect on our results of operation, financial condition or the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Chicago, Illinois and consists of approximately 25,500 square feet and includes corporate administration, finance, legal, education, and some sales and marketing personnel. The corporate headquarters lease expires in July 2015.

Our repackaging and operating facilities are located in Libertyville, Illinois, in approximately 62,000 square feet of space under a lease that expires in June 2009 and we are temporarily utilizing approximately 17,700 square feet of space in Libertyville under a lease that expires March 2008. We lease an additional 4,000 square feet of space of repackaging facilities in Grayslake, Illinois, under a lease that expires in June 2009. We also maintain offices for sales, marketing, operations and development efforts in Louisville, Kentucky, with approximately 11,300 square feet under a lease that expires in July 2017; in Burlington, Vermont, with approximately 31,500 square feet under a lease that expires in December 2014; and in Honolulu, HI with approximately 2,000 square feet under a lease that expires November 2010.

As a result of the A4 acquisition on March 2, 2006, we own the former corporate headquarters of A4 in Cary, North Carolina, consisting of approximately 55,000 square feet. We also lease approximately 10,200 square feet of office space in Cary, North Carolina expiring February 2012; an approximately 7,400 square foot warehouse facility in Morrisville, North Carolina, which expires in September 2010; approximately 1,800 square feet of office space in Austin, Texas under a lease that expires in January 2011; approximately 1,800 square feet of office space in Round Rock, Texas under a lease that expires in October 2010; and approximately 15,200 square feet of office space in Nashua, New Hampshire under a lease that expires in October 2008. We believe that our facilities are adequate for our current operations.

As a result of the ECIN acquisition on December 31, 2007, we lease approximately 13,600 square feet of office space in Chicago, Illinois consisting of administration, implementation and sales and marketing personnel. The ECIN Chicago lease expires October 31, 2013.

Item 3. Legal Proceedings

We are from time to time involved in litigation incidental to our respective businesses. We are not currently involved in any litigation in which we believe an adverse outcome would have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

(Dollar and share amounts in thousands, except per share amounts)

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

	High	Low
Year Ended December 31, 2007
First Quarter	$30.99	$24.62
Second Quarter	$27.49	$22.61
Third Quarter	$27.80	$22.44
Fourth Quarter	$27.80	$17.13

Year Ended December 31, 2006
First Quarter	$19.65	$13.85
Second Quarter	$18.74	$16.06
Third Quarter	$22.78	$16.79
Fourth Quarter	$28.89	$21.94

On February 15, 2008, we had approximately 540 holders of record and approximately 26,000 beneficial owners of common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available cash to finance our operations and do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant.

During the year ended December 31, 2007, we repurchased 124 shares of common stock upon employee vesting of restricted stock awards for $716, which was based upon the closing stock price on each respective vesting date. Also, we repurchased 1,250 shares of common stock from IDX on March 9, 2006 for $21,078, which was based on 95% of the February 22, 2006 public offering price for our common stock of $17.75.

Performance Graph

The following graph compares the cumulative 5-year total return provided to stockholders on Allscripts Healthcare Solutions, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2002 and its relative performance is tracked through 12/31/2007.

Cumulative Total Return

	12/02	6/03	12/03	6/04	12/04	6/05	12/05	6/06	12/06	6/07	12/07
Allscripts Healthcare Solutions, Inc.	100.00	154.81	222.59	328.03	446.44	694.98	560.67	734.31	1129.29	1066.11	812.55
NASDAQ Composite	100.00	120.21	149.75	154.24	164.64	155.46	168.60	167.47	187.83	201.89	205.22
NASDAQ Health Services	100.00	112.42	135.61	144.59	168.24	186.77	184.41	174.86	186.06	191.05	181.42

The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the three years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data at December 31, 2007 and 2006 are derived from the consolidated financial statements audited by Grant Thornton LLP, which are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004 and 2003 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2007(1)	2006(2)	2005	2004	2003(3)
	(In thousands, except per-share data) (Unaudited)
Consolidated Statements of Operations Data:
Revenue	$281,908	$227,969	$120,564	$100,770	$85,841
Cost of revenue	141,495	112,031	65,689	58,122	55,169

Gross profit	140,413	115,938	54,875	42,648	30,672
Operating expenses:
Selling, general and administrative expenses	101,666	85,798	43,908	37,653	36,058
Amortization of intangibles	10,636	10,272	1,744	1,752	951

Income (loss) from operations	28,111	19,868	9,223	3,243	(6,337)
Interest and other income, net	3,961	3,163	4,003	1,582	1,358
Interest expense	(3,715)	(3,712)	(3,516)	(1,717)	—
Gain on sale of equity investment	2,392	—	—	—	—

Income (loss) before income taxes	30,749	19,319	9,710	3,108	(4,979)
Income tax expense	10,186	7,424	—	—	—

Net income (loss)	$20,563	$11,895	$9,710	$3,108	($4,979)

Net income (loss) per share—basic	$0.37	$0.23	$0.24	$0.08	($0.13)

Net income (loss) per share—diluted	$0.35	$0.22	$0.23	$0.07	($0.13)

Weighted-average shares used in computing basic net income (loss) per share	55,712	51,058	40,045	38,979	38,621

Weighted-average shares used in computing diluted net income (loss) per share	64,671	53,367	43,068	41,592	38,621

Other Operating Data:
Software and related services revenue	$222,673	$173,503	$65,166	$44,121	$28,366
Prepackaged medication revenue	43,959	43,688	45,609	44,733	46,172
Information services revenue	15,276	10,778	9,789	11,916	11,303

Total revenue	$281,908	$227,969	$120,564	$100,770	$85,841

	As of December 31,
	2007(1)	2006(2)	2005	2004	2003(3)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$63,003	$83,038	$146,063	$128,239	$51,309
Working capital	75,067	82,250	113,317	34,914	17,392
Goodwill and intangible assets, net	347,955	266,311	22,911	24,546	26,359
Total assets	578,143	477,610	220,964	194,177	110,392
Long-term debt	135,162	85,441	82,500	82,500	—
Total stockholders’ equity	340,640	316,250	98,419	78,693	83,390

(1)	On December 31, 2007, Allscripts completed its acquisition of Extended Care Information Network, Inc. (“ECIN”), whereby Allscripts acquired ECIN for aggregate consideration of approximately $93,495 in cash.
(2)	On March 2, 2006, Allscripts completed its acquisition of A4 Health Systems, Inc. (“A4”), whereby Allscripts acquired all of the outstanding equity interests of A4 for aggregate consideration of $227,730 in cash and 3,500 shares of Allscripts common stock.
(3)	On August 1, 2003, Allscripts acquired 100% of the outstanding common stock of AIC. On August 8, 2003, Allscripts acquired certain assets and assumed certain liabilities of RxCentric.

31

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share amounts)

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

We report our financial results utilizing three business segments: software and related services segment; information services segment; and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our clinical solutions and hospital solutions businesses, such as HealthMatics, TouchWorks, TouchScript, Canopy, EmStat, Healthmatics ED and ECIN offerings. TouchWorks Electronic Health Record is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. TouchWorks Practice Management combines scheduling and financial management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. TouchWorks EHR and TouchWorks PM, which are both offered individually and as a combined solution, have the functionality to handle the complexities of large physician practice groups with 25 or more physicians.

For physician practice groups with fewer than 25 physicians that are seeking an EHR, a practice management system, or a combined EHR and practice management solution, we offer our HealthMatics EHR, Ntierprise Practice Management and HealthMatics Office, which combines the two offerings into one complete solution for clinical and back-office automation.

TouchScript is an e-prescribing solution that physicians can access via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy or mail order facility. TouchScript can be a starting point for medical groups to seamlessly transition over time to a complete EHR. Another e-prescribing offering, eRx NOW, is an easy-to-use, web-based solution that is safe, secure, requires no downloading and no new hardware. eRx NOW is accessible by Internet on computers, handheld devices and cell phones and is offered free of charge to every prescriber in America via the National ePrescribing Patient Safety Initiative, a collaborative initiative introduced and led by us to enhance patient safety and reduce preventable medication errors.

Our offerings for hospitals that are seeking EDIS and care management solutions include HealthMatics ED, EmSTAT and Canopy. HealthMatics ED electronically streamlines processes for large hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting.

EmSTAT offers similar functionality for streamlining the Emergency Department care process in small hospitals. Canopy is a Web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits. On December 31, 2007, we acquired Extended Care Information Network, Inc. (“ECIN”), a provider of hospital care management and discharge planning software. ECIN’s web-based solutions include Utilization Management, Discharge Planning and Case Management systems that assist hospitals in streamlining case management workflow, increasing productivity, improving patient throughput and reducing length of stay.

In our information services segment, our key product offerings are Physicians Interactive and Physician Relationship Management Platform (“PRMP”). Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states, which promotes more informed decision-making, increased efficiency and ultimately higher quality patient care. Other elements of the Physicians Interactive offerings include e-surveys, clinical updates, resource centers, key opinion leader materials and other physician relationship management services. PRMP provides pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The PRMP incorporates a full suite of online tools, including campaign management, physician communication and education and sample and rep requests, as well as e-Detailing opportunities.

Finally, our prepackaged medications segment is comprised of our medication services business unit. This business unit provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers.

The composition of our revenue by segment is as follows:

	Quarter Ended
	2007				2006
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Unaudited)
Software and related services	$57,767	$58,985	$54,681	$51,240	$48,910	$49,534	$46,745	$28,314
Prepackaged medications	11,887	10,904	10,939	10,229	11,232	10,438	10,508	11,510
Information services	3,747	3,555	4,421	3,553	3,418	2,219	2,761	2,380

Total revenue	$73,401	$73,444	$70,041	$65,022	$63,560	$62,191	$60,014	$42,204

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

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, non-capitalizable product development expenses and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment. Expenses for the year ended December 31, 2006 include non-recurring expenses related to the A4 acquisition.

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

Certain of Allscripts’ customer arrangements in its information services segment encompass multiple deliverables. Allscripts accounts for these arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the deliverables meet the separation criteria in EITF 00-21, the deliverables are separated into separate units of accounting, and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return

34

relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria is considered separately for each separate unit of accounting.

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

Investment in Medem

Allscripts holds an investment in Medem totaling $2,900 as of December 31, 2007. The investment has been accounted for under the cost basis of accounting and is recorded in other assets in the consolidated balance sheet. The fair value of the investment is dependent upon the actual and forecast financial performance of Medem, its market indicators of value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record an impairment charge.

On May 28, 2007, Allscripts entered into an Option Purchase Agreement (the “Option Agreement”) with Medem. Pursuant to the Option Agreement, Allscripts sold to Medem the irrevocable three-year option held by Allscripts for a total purchase price of $2,592. The fair value of the three-year option was estimated at approximately $200 at the time of investment on August 18, 2004. The sale of the option resulted in a gain of approximately $2,392 and is recorded in Allscripts’ operating results for the year ended December 31, 2007.

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

During the third quarter of 2007, we made an immaterial adjustment to the value recorded for the A4 acquisition. We originally based our valuation of the Allscripts shares issued to A4 shareholders on the average closing price of the stock of Allscripts on March 2, 2006, the date of the consummation of the A4 acquisition. In conformity with SFAS 141 and EITF 99-12, we have adjusted the total purchase price to reflect the average closing price of our stock for the five trading days commencing two trading days before, and ending two trading days after, the date of the first public announcement of the A4 acquisition on January 19, 2006. This change in valuation resulted in a decrease in goodwill and additional paid in capital of $9,520.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, we recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognizes a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.

As of December 31, 2007 and 2006, we recognized a net deferred tax asset of $10,471 and $23,522, respectively. Net deferred tax assets are primarily comprised of net deductible temporary differences and net operating loss carryforwards that are available to reduce taxable income in future periods. As of December 31, 2007 and 2006, we consider it more likely than not that we will have taxable income in the future to allow us to realize our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies.

Results of Operations

The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	50.2	49.1	54.5

Gross profit	49.8	50.9	45.5
Operating expenses:
Selling, general and administrative expenses	36.0	37.7	36.4
Amortization of intangibles	3.8	4.5	1.5

Income from operations	10.0	8.7	7.6
Interest and other income, net	1.4	1.4	3.3
Interest expense	(1.3)	(1.6)	(2.9)
Gain on sale of equity investment	0.8	—	—

Income from operations before income taxes	10.9	8.5	8.0
Provision for income taxes	(3.6)	(3.3)	—

Net income	7.3%	5.2%	8.0%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Software and Related Services

Software and related services revenue for the year ended December 31, 2007 increased 28.3%, or $49,170, from $173,503 in 2006 to $222,673 in 2007. The increase is attributable to a full year effect of A4 in 2007, an increase in revenue recorded for add-on software sales to existing customers, an increase in related support and maintenance revenue due to the increase in our installed customer base and an increase in hardware revenue, offset by a decrease in software and implementation services revenue accounted for under percentage of completion. The decrease in software and implementation services revenue is primarily due to slower than expected deployment schedules of TouchWorks version 11.0, which management believes will continue into 2008.

Gross profit for software and related services for the year ended December 31, 2007 increased 23.9%, or $24,655, from $103,152 in 2006 to $127,807 in 2007. The increase in gross profit is primarily a result of add-on software sales to existing customers and an increase in support and maintenance revenue which are traditionally higher-margin products. Gross profit for software and related services as a percentage of revenue decreased from 59.5% in 2006 to 57.4% in 2007. Allscripts’ gross profit as a percentage of revenue has been adversely impacted due to the contribution of gross profit from the A4 product line, which tends to have lower margins than our traditional overall software and related services product lines, during all twelve months of 2007, compared to only ten months in 2006. In addition, the gross profit as a percentage of revenue was negatively affected by pricing pressures in the HealthMatics business driven by competitors and by the incremental deployment effort related to TouchWorks version 11.0 software that was experienced during the second half of 2007 when compared to the same period of 2006.

Operating expenses for software and related services for the year ended December 31, 2007 increased $13,833 from $49,054 in 2006 to $62,887 in 2007. Assuming the A4 acquisition was consummated on January 1, 2006, the total operating expense incurred during 2006 would have been $69,173 or $53,973 when excluding acquisition-related expenses which includes certain bonuses, resulting in a year-over-year increase of $8,914. The increase in operating expenses during the full twelve months of 2007 compared to the same period in 2006 is primarily the result of an increase of approximately $10,700 in compensation-related costs, as well as an increase in travel and marketing expenses as our existing and prospective customer base continues to grow. These increases in operating costs for 2007 reflect the overall growth experienced in the software and services business and also reflect increased headcount during 2007. A total of $2,042 and $1,093 was recorded for stock-based compensation in 2007 and 2006, respectively.

We had capitalized software costs of $13,338 in 2007 and $7,446 for the same period in 2006, which was capitalized pursuant to Statement of Financial Accounting Standard “SFAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The increase in capitalized software is largely attributed to the development of TouchWorks version 11.0, which launched in June 2007, TouchWorks version 11.1, third party contracted clinical content development of approximately $5,200, the inclusion of approximately $1,400 of capitalized software related to our A4 businesses and upgrades to our e-prescribing software when compared to the year ended December 31, 2006. The amortization expense for capitalized software that has been generally released as of December 31, 2007 is expected to be approximately $5,800, $5,000, $3,000, $1,200, and $0 for the five years ended December 31, 2012, respectively.

Prepackaged Medications

Prepackaged medications revenue for the year ended December 31, 2007 increased $271, from $43,688 in 2006 to $43,959 in 2007. The increase is due to an increase in prepackaged medications revenue of approximately $331, driven primarily by new business, offset somewhat by management’s focus in reducing lower-margin revenue from wholesaler customers. Total medication units shipped in 2007 increased slightly from approximately 2.4 million units shipped in 2006 compared to approximately 2.6 million units shipped in 2007.

Gross profit for prepackaged medications for the year ended December 31, 2007 decreased 5.9%, or $440, from $7,425 in 2006 to $6,985 in 2007. Gross profit as a percentage of revenue decreased from 17.0% in 2006 to 15.9% in 2007. The decrease in gross profit is due to an increase in compensation of approximately $300 and an increase in medication material costs due to the sale of more generic than brand medications. The decrease in gross profit as a percentage of revenue is primarily due to an increase in headcount additions as certain revenue-producing headcount were reclassified from operating expenses to cost of revenue in 2007.

Operating expenses for prepackaged medications for the year ended December 31, 2007 increased slightly by $135, from $3,124 in 2006 to $3,259 in 2007. The increase is primarily due to an increase of approximately $131 in sales commissions and an increase in compensation expense of $321 due to increased headcount, offset by a decrease of $366 in bad debt expense, primarily relating to one wholesaler customer in 2006.

Information Services

Information services revenue for the year ended December 31, 2007 increased 41.7%, or $4,498, from $10,778 in 2006 to $15,276 in 2007. This improvement is primarily attributed to the recognition of a full twelve months of revenue related to the development and hosting of several PRMP solutions during the year ended December 31, 2007. We recognized a partial year of revenue for these PRMP solutions in 2006 due to the timing of contract signings in 2006. Revenue from e-Detailing sessions remained consistent on a year-over-year basis.

Gross profit for information services increased 4.8%, or $260, from $5,361 in 2006 to $5,621 in 2007. Gross profit as a percentage of revenue decreased from 49.7% in 2006 to 36.8% in 2007. The decrease in gross profit as a percentage of revenue is primarily due to an increase in the number of hosted PRMP solutions, which is traditionally a lower-margin product than our e-Detailing solution.

Operating expenses for information services decreased $82, from $4,016 in 2006 to $3,934 in 2007. The decrease is primarily due to a decrease in compensation related charges of $141 caused by a decrease in headcount and is slightly offset by an increase in depreciation expense.

Unallocated Corporate Expenses

Unallocated corporate expenses for the year ended December 31, 2007 increased by $2,346 from $39,876 in 2006 to $42,222 in 2007. The increase in 2007 primarily relates to an increase in depreciation expense related to our new general ledger system which was placed into service during the second quarter of 2007, but absent in the comparable period of 2006, as well as an increase in our facilities costs as we expanded our corporate facilities. Operating expenses for 2006 included $1,021 in non-recurring integration costs related to the A4 acquisition that was recognized in the first quarter of 2006. Amortization of intangibles increased by $364, from $10,272 in 2006 to $10,636 in 2007. This increase is primarily due to acquisition-related amortization for our July 10, 2007 acquisition of Source Medical Solutions, Inc. in which we recorded approximately $345 of amortization during 2007.

Interest Income and Interest Expense

Interest and other income for 2007 increased 25.2%, or $798, from $3,163 in 2006 to $3,961 in 2007. The increase in interest income is attributed to an increase in the average cash and marketable securities balances during 2007 when compared to 2006. The cash and marketable securities balances were lower in 2006 due to the timing of the A4 acquisition and the repurchase of 1,250 shares of Allscripts common stock from IDX, a subsidiary of GE. Interest expense remained constant during 2007 and 2006 at $3,715 and $3,712, respectively.

Income taxes

We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recorded an approximate $273 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of goodwill in relation to the A4 acquisition on March 2, 2006. As of December 31, 2007, the gross amount of unrecognized tax benefits was $6,400, of which $6,400 was recorded as a reduction to certain tax carryovers. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,600. All remaining amounts would be adjustments to goodwill.

We also recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense and have also accrued amounts as adjustments to goodwill. We had approximately $1,300 in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2007. It is unlikely that the balance of the unrecognized tax benefits will change in any material amount in the next 12 months.

During the first quarter of 2006, management reversed $61,284 of its net operating loss valuation allowance against goodwill in purchase accounting for the A4 acquisition in 2006. In connection with the reversal of its valuation allowance in purchase accounting, we wrote off approximately $5,656 of net operating losses (“NOL”) pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses.

A tax provision of $10,186 and $7,424 were recorded for the years ended December 31, 2007 and 2006, respectively. The 2007 tax provision includes the benefit of approximately $2,089 in Federal research and development tax credits relating to a study performed on tax years 1998 through 2007 which principally reduced the effective tax rate from 38.4% in 2006 to 33.1% in 2007.

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

Gross profit for software and related services for the year ended December 31, 2006 increased 147.6%, or $61,493, from $41,659 in 2005 to $103,152 in 2006. The increase in gross profit is primarily a result of an increase in revenue recorded for software and implementation services accounted for under percentage of completion, add-on software sales to existing customers, an increase in support and maintenance revenue and the contribution of gross profit from A4 since the date of acquisition. Gross profit for software and related services as a percentage of revenue decreased from 63.9% in 2005 to 59.5% in 2006. Allscripts’ gross profit as a percentage of revenue was adversely impacted in 2006 due to the contribution of gross profit from the A4 product line, which tends to have lower margins than our traditional overall software and related services product lines. In addition, the gross margin was negatively affected by an increase of approximately $6,600 in lower-margin hardware revenue in 2006, which included one large hardware transaction for $2,000 with a customer in the third quarter of 2006.

Operating expenses for software and related services for the year ended December 31, 2006 increased $25,800 from $23,254 in 2005 to $49,054 in 2006. Of the increase, a total of $18,938 is attributed to A4 operating expenses since the March 2, 2006 acquisition, which includes $247 of stock-based compensation. The remaining increase of $6,862 is primarily the result of an increase of approximately $3,157 in compensation related costs, an increase of $1,173 in commissions, $812 in bad debt expense, $534 in travel related costs, and $846 in stock-based compensation. These increases in operating costs for 2006 reflect the overall growth experienced in the software and services business and also reflect an increase of approximately 36 headcount additions during 2006. A total of $1,093 and $0 was recorded for stock-based compensation in 2006 and 2005, respectively.

We had capitalized software costs of $7,446 in 2006 and $2,796 for the same period in 2005, which was capitalized pursuant to Statement of Financial Accounting Standard “SFAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The increase in capitalized software is largely attributed to the development of TouchWorks version 11 and upgrades to our e-prescribing software.

Prepackaged Medications

Prepackaged medications revenue for the year ended December 31, 2006 decreased 4.2%, or $1,921, from $45,609 in 2005 to $43,688 in 2006. The decrease is primarily due to management’s focus in reducing lower-margin revenue from wholesaler customers, which decreased from approximately $13,202 in 2005 to approximately $9,523 in 2006. This $3,679 decrease in wholesaler revenue was partially offset by an increase in prepackaged medications revenue of approximately $1,758, which was primarily driven by new business and an overall increase in average selling price of approximately 5% on a year-over-year basis. Total medication units shipped in 2006 and 2005 remained relatively consistent at 2.4 million units.

Gross profit for prepackaged medications for the year ended December 31, 2006 decreased 1.8%, or $138, from $7,563 in 2005 to $7,425 in 2006. Gross profit as a percentage of revenue increased from 16.6% in 2005 to 17.0% in 2006. The decrease in gross profit is due to the decrease in revenue as noted and the increase in gross profit as a percentage of revenue is due to management’s focus on decreasing lower-margin sales to wholesaler customers.

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

Unallocated Corporate Expenses

Unallocated corporate expenses for the year ended December 31, 2006 increased $22,214, from $17,662 in 2005 to $39,876 in 2006. The increase in 2006 primarily relates to $8,229 in A4 unallocated corporate expenses, $8,573 in increased intangible asset amortization relating to the A4 acquisition and an increase of approximately $815 in corporate salaries and bonus expense. There was a net increase of $450 in stock-based compensation primarily due to the forfeiture rate adjustment related to the accelerated option vesting during the fourth quarter of 2005. In addition, the increase in corporate costs in 2006 reflects an increase of $811 in facilities expense resulting from expansion of our corporate office and an increase in consulting related costs of $975 for the improvement of our information systems and other related projects. Operating expenses for 2006 included $1,021 in non-recurring integration costs related to the A4 acquisition that was recognized in the first quarter of 2006.

Interest Income

Interest income for 2006 decreased 19.9%, or $820, from $4,128 in 2005 to $3,308 in 2006. The decrease in interest income is attributed to a decrease in overall cash and marketable securities resulting from the A4 acquisition and the repurchase of 1,250 shares of Allscripts common stock from IDX, a subsidiary of GE, partially offset by cash generated from operations and an increase in interest rates during 2006.

Interest Expense

Interest expense for 2006 increased 5.6%, or $196, from $3,516 in 2005 to $3,712 in 2006. The increase is primarily due to interest expense incurred on the $3,400 secured promissory note assumed in the A4 acquisition.

Income Taxes

As a result of the A4 acquisition in March 2006, management determined under the provisions of SFAS 109, “Accounting for Income Taxes”, that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize its deferred tax assets. Accordingly, management reversed all of its $61,284 valuation allowance against goodwill in purchase accounting for the A4 acquisition. In connection with the reversal of its valuation allowance in purchase accounting, approximately $5,656 of net operating losses were written-off pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the future utilization of net operating losses. A tax provision of $7,424 and $0 were recorded for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the valuation allowance was $0 and $61,284, respectively.

41

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2007. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature that are necessary for a fair presentation of the results for these periods. The operating results for any quarter should not be relied upon to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary.”

	Quarter Ended
	2007				2006
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Amounts in thousands, except per share amounts) (Unaudited)
Statements of Operations Data:
Revenue	$73,401	$73,444	$70,041	$65,022	$63,560	$62,191	$60,014	$42,204
Cost of revenue (a)	37,528	36,648	34,570	32,749	29,544	31,666	28,742	22,079

Gross profit	35,873	36,796	35,471	32,273	34,016	30,525	31,272	20,125
Operating expenses:
Selling, general and administrative expenses (b)	26,694	27,173	25,425	22,374	23,952	21,916	23,122	16,808
Amortization of intangibles	2,727	2,757	2,576	2,576	2,576	3,045	3,281	1,370

Income from operations	6,452	6,866	7,470	7,323	7,488	5,564	4,869	1,947
Interest and other income, net	884	934	1,106	1,037	802	649	631	1,081
Interest expense	(925)	(927)	(930)	(933)	(937)	(940)	(940)	(895)
Gain on sale of equity investment	—	—	2,392	—	—	—	—	—

Income before income taxes	6,411	6,873	10,038	7,427	7,353	5,273	4,560	2,133
Income taxes	467	2,749	4,010	2,960	2,870	2,011	1,733	810

Net income	$5,944	$4,124	$6,028	$4,467	$4,483	$3,262	$2,827	$1,323

Net income per share—basic	$0.11	$0.07	$0.11	$0.08	$0.08	$0.06	$0.05	$0.03

Net income per share—diluted	$0.10	$0.07	$0.10	$0.08	$0.08	$0.06	$0.05	$0.03

(a)	Includes stock-based compensation expense of $329, $247, $103 and $82 for the three months ended December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively. All stock-based compensation expense was recorded to the selling, general and administrative expense category during the year ended December 31, 2006.

(b)	Includes stock-based compensation expense of $1,216, $1,262, $523, $574, $888, $617, $416 and $407 for the three months ended December 31, 2007, September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

Liquidity and Capital Resources

At December 31, 2007 and December 31, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $63,003 and $83,038, respectively. The decrease of $20,035 is reflective of the following:

Operating activities

For the year ended December 31, 2007, we generated $30,517 in net cash provided by operations, compared to $27,413 in 2006. This net improvement of $3,104 is due primarily to an increase of $14,687 in net income and related non-cash reconciling adjustments, offset by a net working capital change of $11,583.

Investing activities

On December 31, 2007, we acquired ECIN for approximately $93,495, of which $8,946 was unpaid and accrued at December 31, 2007, less ECIN cash acquired of approximately $5,009. We also paid $12,005 for acquisition costs related to the Source Medical and other acquisitions.

During the year ended December 31, 2007, we used $7,745 of cash for capital expenditures and $13,918 for capitalized software development costs, which includes $3,300 of third party clinical content development and approximately $1,400 of capitalized software costs incurred by our A4 business. We used $5,674 and $9,106 in the year ended December 31, 2006 to fund capital expenditures and capitalized software costs, respectively. In addition, during the second quarter of 2007 we received $2,592 from the sale of an equity interest in Medem.

Financing activities

Simultaneously with the closing of the ECIN acquisition on December 31, 2007, Allscripts entered into a $60,000 Credit Agreement, providing for an unsecured commitment that matures on January 1, 2012 (the “Credit Facility”). On December 31, 2007, Allscripts borrowed $49,952, net of fees, under the Credit Facility and the net proceeds received by Allscripts were used to partially finance the acquisition of ECIN.

For the year ended December 31, 2007, we received $10,169 in proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan.

Allscripts’ working capital decreased by 8.7%, or $7,175, for the year ended December 31, 2007, from $82,250 at December 31, 2006 to $75,067 at December 31, 2007. The decrease is primarily due to a decrease in short-term and long-term marketable securities resulting primarily from funding $79,540 of the ECIN acquisition, offset by the net proceeds of $49,952 received from our Credit Facility, $10,169 in proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan and by cash provided by operating activities. At December 31, 2007, we had an accumulated deficit of $513,242, compared to $533,805 at December 31, 2006.

Future Capital Requirements

We believe that our cash, cash equivalents and marketable securities of $63,003 as of December 31, 2007 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $5,900 in interest payments on our debt instruments, fund capital expenditures, contractual obligations and investment needs of our current business.

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

The following table summarizes our significant contractual obligations as of December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	2008	2009	2010	2011	2012	2013+
Contractual obligations:
3.5% Senior Convertible Debentures (1)	$82,500	$—	$—	$—	$—	$—	$82,500
Semi-annual interest due on the 3.5% Senior Convertible Debentures (1)	48,365	2,888	2,888	2,888	2,888	2,888	33,925
Revolving Credit Facility (2)	50,000	—	—	—	—	50,000	—
Estimated quarterly interest due on Revolving Credit Facility (2)	11,340	2,835	2,835	2,835	2,835	—	—
Development contract (3)	10,696	4,616	2,212	2,212	1,656	—	—
7.85% secured promissory note	2,941	279	302	326	353	381	1,300
Monthly interest due on the 7.85% secured promissory note	1,017	221	198	174	147	119	158
Non-cancelable operating leases	12,963	2,616	2,025	1,651	1,550	1,409	3,712
Acquisition payment obligations (4)	9,282	9,282	—	—	—	—	—
Other contractual obligations	2,965	2,632	167	166	—	—	—

Total contractual obligations	$232,069	$25,369	$10,627	$10,252	$9,429	$54,797	$121,595

Liabilities for net unrecognized tax benefits which totaled $7,650 as of December 31, 2007 have been excluded from the table above since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(1)

In July 2004, we completed the private placement of our Notes and are obligated to pay approximately $1,444 in interest payments every six months under the Notes, payable on January 15 and July 15 of each year. These Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events. The Notes were convertible during all quarters in 2007 by virtue of the last reported sale price for Allscripts’ common sock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on each fiscal quarter end date. No Notes were converted as of December 31, 2007. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. In addition, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

(2)	On December 31, 2007, Allscripts entered into a Credit Agreement by and among Allscripts, Allscripts LLC, A4 Health Systems, Inc., A4 Realty, LLC and ECIN as Borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, J.P. Morgan Securities, Inc. as sole lead arranger, and certain other financial institutions from time to time named therein. The Credit Facility provides for a total unsecured commitment of $60,000 and matures on January 1, 2012. The Credit Facility is available in the form of letters of credit and revolving loans. As of December 31, 2007, $50,000 in borrowings were outstanding and $0 in letters of credit were outstanding under the Credit Facility. The proceeds received by Allscripts under the Credit Facility were used to partially finance the acquisition of ECIN described in Note 3. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis. The interest rate for the Credit Facility will initially bear interest at LIBOR plus 0.80% and thereafter will be based upon Allscripts’ leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year, commencing with the date of delivery of Allscripts’ financial statements for the fiscal quarter ending June 30, 2008, pursuant to the terms of the Credit Facility. Future variable interest payments are estimated based on December 31, 2007 interest rates.
(3)	On December 1, 2006, we entered into a $14,000 software content development agreement with a partner to assist in the development of TouchWorks clinical content. The partner will be developing customer content for use within Allscripts solutions by medical professionals. Upon acceptance of contracted deliverables, Allscripts will provide payment for the development efforts over the next four years, with the final deliverable to be completed by September 30, 2011.
(4)	As of December 31, 2007, $8,946, $252 and $84 of the consideration related to the ECIN acquisition, the A4 acquisition and the August 2003 Advanced Imaging Concepts, Inc. (“AIC”) acquisition, respectively, had not been paid. Allscripts paid the remaining ECIN obligation in January 2008. Payment on the remaining A4 obligation is expected to be paid in 2008. Payment on the remaining AIC obligation will occur upon the receipt of the required acknowledgement from the AIC stockholders.

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of December 31, 2007 and 2006, no amounts had been drawn on the letter of credit.

In connection with our acquisition of ECIN, we assumed a $100 irrevocable letter of credit with a lending institution. A security deposit in the form of a letter of credit is specified in ECIN’s Chicago office lease agreement. The letter of credit contains an automatic renewal provision that requires notice of non-renewal to the beneficiary no later than 60 days prior to the current expiration date. The letter of credit expires on June 29, 2008. Under the ECIN Chicago office lease agreement, we have the right to reduce the letter of credit over time to $75 on November 1, 2008 and to $50 on November 1, 2009.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $300. As of December 31, 2007 and 2006, no amounts had been drawn on the letters of credit.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the Financial Accounting Standards Board issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Most of the provisions in FAS 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS 157. We plan to adopt FAS 159 as required at the beginning of our fiscal year 2008 and management does not believe the adoption will have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“FAS 157”). FAS 157, as required, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt FAS 157 as required at the beginning of our fiscal year 2008 and management does not believe the adoption will have a material effect on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (FAS) No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this interpretation as required on January 1, 2007 (see Note 8 to the consolidated financial statements).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

As of December 31, 2007, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Our Senior Convertible Debentures and secured promissory note bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. Allscripts is also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the $50,000 of cash acquired from our bank Credit Facility on December 31, 2007. Based upon our balance of $50,000 of debt against our Credit Facility as of December 31, 2007, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $500.

As of December 31, 2007, we had cash, cash equivalents and marketable securities in financial instruments of $63,003. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of December 31, 2007, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $630.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders’

Allscripts Healthcare Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. (a Delaware Corporation) and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, An interpretation of FASB statement No. 109,” on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allscripts Healthcare Solutions, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders’

Allscripts Healthcare Solutions, Inc.

We have audited Allscripts Healthcare Solutions, Inc. (a Delaware Corporation) and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allscripts Healthcare Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on Allscripts Healthcare Solutions, Inc. and Subsidiaries internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In conducting management’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded from its assessment the operations of Extended Care Information Networks, Inc. (“ECIN”) due to the acquisition that occurred on December 31, 2007, the last day of the Company’s fiscal year. As the ECIN assets accounted for approximately 3 percent of consolidated assets and did not impact consolidated total revenue due to the December 31, 2007 acquisition date and management’s decision to exclude ECIN’s results from the consolidated statement of operations, our audit of internal control over financial reporting of Allscripts Healthcare Solutions, Inc. did not include an evaluation of the internal control over financial reporting of ECIN.

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

In our opinion, Allscripts Healthcare Solutions, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allscripts Healthcare Solutions, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 29, 2008

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$43,785	$42,461
Marketable securities	5,759	14,553
Accounts receivable, net of allowances of $4,190 and $4,234 in 2007 and 2006, respectively	81,351	55,579
Deferred taxes, net	16,650	27,437
Inventories	4,178	3,247
Prepaid expenses and other current assets	17,401	10,620

Total current assets	169,124	153,897
Long-term marketable securities	13,459	26,024
Fixed assets, net	18,238	14,094
Software development costs, net	24,115	12,285
Intangible assets, net	107,503	78,050
Goodwill	240,452	188,261
Other assets	5,252	4,999

Total assets	$578,143	$477,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,911	$9,294
Accrued expenses	17,266	17,861
Accrued acquisition obligation	8,946	—
Accrued compensation	5,441	8,685
Deferred revenue	45,940	35,549
Current portion of long-term debt	279	258
Other current liabilities	274	—

Total current liabilities	94,057	71,647
Long-term debt	135,162	85,441
Deferred taxes, net	6,179	3,915
Other liabilities	2,105	357

Total liabilities	237,503	161,360
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock:
$0.01 par value, 151,500 shares authorized; 56,918 issued and outstanding at December 31, 2007; 54,358 issued and outstanding at December 31, 2006	569	543
Less treasury stock:
$0.01 par value, no shares outstanding at December 31, 2007 and 2006	—	—
Additional paid-in capital	853,402	849,628
Accumulated deficit	(513,242)	(533,805)
Accumulated other comprehensive loss	(89)	(116)

Total stockholders’ equity	340,640	316,250

Total liabilities and stockholders’ equity	$578,143	$477,610

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Software and related services	$222,673	$173,503	$65,166
Prepackaged medications	43,959	43,688	45,609
Information services	15,276	10,778	9,789

Total revenue	281,908	227,969	120,564
Cost of revenue:
Software and related services	94,866	70,351	23,507
Prepackaged medications	36,974	36,263	38,046
Information services	9,655	5,417	4,136

Total cost of revenue	141,495	112,031	65,689

Gross profit	140,413	115,938	54,875

Operating expenses:
Selling, general and administrative expenses	101,666	85,798	43,908
Amortization of intangibles	10,636	10,272	1,744

Income from operations	28,111	19,868	9,223
Interest and other income, net	3,961	3,163	4,003
Interest expense	(3,715)	(3,712)	(3,516)
Gain on sale of equity investment	2,392	—	—

Income from operations before income taxes	30,749	19,319	9,710

Provision for income tax	10,186	7,424	—

Net income	$20,563	$11,895	$9,710

Net income per share—basic	$0.37	$0.23	$0.24

Net income per share—diluted	$0.35	$0.22	$0.23

Weighted-average shares outstanding used in computing basic net income per share	55,712	51,058	40,045

Weighted-average shares outstanding used in computing diluted net income per share	64,671	53,367	43,068

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 2004	—	$—	40,114	$401	$645,541	$—	(1,399)	($11,250)	($555,410)	($589)	$78,693

Issuance of 2,158 shares of common stock under option agreements	—	—	2,158	22	9,460	—	—	—	—	—	9,482
Unearned compensation expense related to restricted stock issuance	—	—	30	—	461	(374)	—	—	—	—	87
Stock-based compensation expense related to stock option acceleration	—	—	—	—	518	—	—	—	—	—	518
Net income	—	—	—	—	—	—	—	—	9,710	—	9,710
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	(71)	(71)

Balance at December 31, 2005	—	$—	42,302	$423	$655,980	($374)	(1,399)	($11,250)	($545,700)	($660)	$98,419

Issuance of 2,815 shares of common stock under option agreements	—	—	2,815	28	14,349	—	—	—	—	—	14,377
Issuance of 10 shares of common stock under restricted stock agreements	—	—	10	—	—	—	—	—	—	—	—
Retirement of 30 share certificates of restricted stock	—	—	(30)	—	—	—	—	—	—	—	—
Issuance of 3,500 shares for A4 purchase	—	—	3,500	35	68,740	—	—	—	—	—	68,775
Unearned compensation expense related to restricted stock issuance	—	—	—	—	(374)	374	—	—	—	—	—
Stock-based compensation expense related to stock options and restricted stock issuance	—	—	—	—	2,328	—	—	—	—	—	2,328
Issuance of 15 shares of common stock under the Employee Stock Purchase Plan	—	—	15	—	315	—	—	—	—	—	315
Issuance of 6,996 shares of common stock under the February 2006 Allscripts share offering	—	—	6,996	70	130,240	—	1,399	11,250	—	—	141,560
Costs incurred related to the February 2006 Allscripts shares offering	—	—	—	—	(885)	—	—	—	—	—	(885)
Repurchase of 1,250 shares of common stock from General Electric (IDX)	—	—	(1,250)	(13)	(21,065)	—	—	—	—	—	(21,078)
Net income	—	—	—	—	—	—	—	—	11,895	—	11,895
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	544	544

Balance at December 31, 2006	—	$—	54,358	$543	$849,628	$—	—	—	($533,805)	($116)	$316,250

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Issuance of 1,915 shares of common stock under option agreements	—	—	1,915	19	9,262	—	—	—	—	—	9,281
Issuance of 731 shares of common stock under restricted stock award agreements	—	—	731	7	(7)	—	—	—	—	—	—
Repurchase of common stock under restricted stock award agreements	—	—	(124)	—	(716)	—	—	—	—	—	(716)
Stock-based compensation expense related to stock options and restricted stock issuance	—	—	—	—	3,808	—	—	—	—	—	3,808
Issuance of 38 shares of common stock under the Employee Stock Purchase Plan	—	—	38	—	881	—	—	—	—	—	881
A4 Health Systems, Inc. purchase accounting adjustment	—	—	—	—	(9,454)	—	—	—	—	—	(9,454)
Net income	—	—	—	—	—	—	—	—	20,563	—	20,563
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	27	27

Balance at December 31, 2007	—	$—	56,918	$569	$853,402	$—	—	$—	($513,242)	($89)	$340,640

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$20,563	$11,895	$9,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,468	16,455	6,528
Stock-based compensation expense	3,808	2,328	604
Write-off of capitalized software	—	290	—
Realized (gain) loss on investments	77	145	51
Provision for doubtful accounts	2,604	3,180	553
Deferred taxes	9,317	6,465	—
Gain on sale of equity investment	(2,392)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(25,179)	(16,510)	(8,277)
Inventories	(931)	1,291	198
Prepaid expenses and other assets	(5,553)	(3,385)	(1,702)
Accounts payable	5,732	(1,798)	2,649
Accrued expenses	(2,962)	(809)	3,686
Accrued compensation	(4,259)	6,383	(348)
Deferred revenue	8,381	1,403	2,699
Other current liabilities	(157)	80	156

Net cash provided by operating activities	30,517	27,413	16,507
Cash flows from investing activities:
Capital expenditures	(7,745)	(5,674)	(1,958)
Capitalized software and website development costs	(13,918)	(9,106)	(3,186)
Purchase of marketable securities	(20,480)	(29,053)	(25,907)
Maturities of marketable securities	41,782	74,026	51,872
Investment in promissory note receivable and minority interest	—	(500)	(1,050)
Sale of equity investment.	2,592	—	—
Net payments for purchase of Extended Care Information Network, Inc.	(79,540)	—	—
Net payments for purchase of A4 Health Sytems, Inc.	(265)	(209,824)	—
Payments for other acquisitions	(11,740)	—	(1,763)

Net cash provided by (used in) investing activities	(89,314)	(180,131)	18,008
Cash flows from financing activities:
Payments of capital lease obligations	—	(15)	(64)
Proceeds from exercise of common stock options	9,280	14,377	9,482
Net proceeds received in issuance of common stock	—	140,675	—
Repurchase of common stock from a related party	—	(21,078)	—
Proceeds from employee stock purchase plan, net	889	315	—
Net proceeds from revolving Credit Facility	49,952	—	—

Net cash provided by financing activities	60,121	134,274	9,418

Net increase (decrease) in cash and cash equivalents	1,324	(18,444)	43,933
Cash and cash equivalents, beginning of year	42,461	60,905	16,972

Cash and cash equivalents, end of year	$43,785	$42,461	$60,905

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share amounts)

1. Nature of Business

Allscripts Healthcare Solutions, Inc. (“Allscripts”) is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare principally in the United States. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide clinical software applications, including Electronic Health Record (EHR), practice management, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and document imaging solutions through our clinical solutions and hospital solutions businesses. Additionally, we provide clinical education and information solutions for physicians and patients through our physicians interactive business unit. We also provide prepackaged medication fulfillment services through our medication services business unit.

We report our financial results utilizing three business segments: software and related services segment; information services segment; and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our clinical solutions business unit, such as HealthMatics, TouchWorks, and TouchScript offerings as well as the hospital solutions business unit, such as Canopy, Healthmatics ED and ECIN products. TouchWorks Electronic Health Record is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. TouchWorks Practice Management combines scheduling and financial management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. TouchWorks EHR and TouchWorks PM, which are offered individually and as a combined solution, both have the functionality to handle the complexities of large physician practice groups with 25 or more physicians.

For physician practice groups with fewer than 25 physicians that are seeking an EHR, a practice management system, or a combined EHR and practice management solution, we offer our HealthMatics EHR, Ntierprise Practice Management and HealthMatics Office, which combines the two offerings into one complete solution for clinical and back-office automation.

TouchScript is an e-prescribing solution that physicians can access via the Internet to quickly, safely and securely prescribe medications, check for drug interactions, access medication histories, review drug reference information, and send prescriptions directly to a pharmacy or mail order facility. TouchScript can be a starting point for medical groups to seamlessly transition over time to a complete EHR. Another e-prescribing offering, eRx NOW, is an easy-to-use, web-based solution that is safe, secure, requires no downloading and no new hardware. eRx NOW is accessible by Internet on computers, handheld devices and cell phones and is offered free of charge to every prescriber in America via the National ePrescribing Patient Safety Initiative, a collaborative initiative introduced and led by us to enhance patient safety and reduce preventable medication errors.

Our offerings for hospitals that are seeking EDIS and care management solutions include HealthMatics ED, EmSTAT, Canopy and ECIN. HealthMatics ED electronically streamlines processes for large hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT offers similar functionality for streamlining the Emergency Department care process in small hospitals. ECIN offers Internet-based products and services that streamline the data capture and communication process for hospitals, enhance the admissions process for extended care providers (“ECPs”) and assist consumers in locating ECPs and information on senior health issues. Canopy is a Web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits.

In our information services segment, our key product offerings are Physicians Interactive and Physician Relationship Management Platform (“PRMP”) solutions. Physicians Interactive is a web-based solution that connects physicians with pharmaceutical companies, medical device manufacturers and biotech companies. One element of this solution, often referred to as e-Detailing, uses interactive sessions to provide clinical education and information to physicians about medical products and disease states, which promotes more informed decision-making, increased efficiency and ultimately higher quality patient care. Other elements of the Physicians Interactive offerings include e-surveys, clinical updates, resource centers, key opinion leader materials, and other physician relationship management services. Through our partnership with Medem, our TouchWorks solution also provides physicians and patients with a tool for secure online consultations, automated disease management services and personal health records. PRMP solutions provide pharmaceutical companies with a turnkey system to build an electronic dialogue and manage ongoing relationships with physicians. The PRMP solution incorporates a full suite of online tools, including campaign management, physician communication and education and sample and rep requests, as well as e-Detailing opportunities.

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

Stock-Based Compensation

Effective January 1, 2006, Allscripts adopted the provisions of SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Allscripts previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”), both of which were superseded by SFAS 123(R) (See Note 9).

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

Certain of our customer arrangements in our information services segment encompass multiple deliverables. We account for these arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the deliverables meet the separation criteria in EITF 00-21, the deliverables are separated into separate units of accounting, and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria is considered separately for each separate unit of accounting.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on EITF No. 06-3 (“EITF 06-3), “How Taxes Collected from customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).” Allscripts presents any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis. We did not modify our accounting policy in connection with the adoption of EITF 06-3, and therefore the adoption of this EITF did not have an impact on our consolidated results of operations or financial condition.

As of December 31, 2007 and 2006, there was $18,400 and $8,942, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	December 31,
	2007	2006
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts and included in the software and related services segment	$25,669	$16,264
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts and included in the software and related services segment	15,623	14,676
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ physicians interactive business unit and included in the information services segment	4,648	4,609

Total deferred revenue	$45,940	$35,549

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at December 31, 2007 and 2006 consist of cash and money market funds with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	December 31,
	2007	2006
Cash and cash equivalents:
Cash	$43,017	$34,314
Money market funds	768	8,147

	43,785	42,461
Short-term marketable securities:
Corporate debt securities	5,759	14,553

	5,759	14,553
Long-term marketable securities:
U.S. government and agency debt obligations	2,724	5,027
Corporate debt securities	10,735	20,997

	13,459	26,024

Total cash, cash equivalents and marketable securities	$63,003	$83,038

The long-term U.S. government and corporate debt securities have contractual maturities ranging from 13 months to 27 years and all long-term marketable securities have weighted average maturities of less than two years. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the designation at each balance sheet date. As of December 31, 2007 and 2006, marketable securities were classified as available-for-sale and carried at their fair value, with the unrealized gains and losses reported net of tax in a separate component of stockholders’ equity. The components of the net unrealized gain (loss) on marketable securities are as follows, all net of tax:

	As of December 31,
	2007	2006
Short-term marketable securities:
Gross unrealized gains	$—	$3
Gross unrealized losses	(1)	—

Net short-term unrealized gains	(1)	3
Long-term marketable securities:
Gross unrealized gains	9	3
Gross unrealized losses	(97)	(122)

Net long-term unrealized losses	(88)	(119)

Total net unrealized losses on marketable securities	($89)	($116)

For the years ended December 31, 2007, 2006, and 2005, net realized losses were ($77), ($145), and ($51), respectively.

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in other expense, net. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income. There were no other-than-temporary declines for the years ended December 31, 2007, 2006, and 2005.

Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition of Allscripts’ customer base and general economic conditions. Allscripts reviews the collectibility of individual accounts and assesses the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allscripts does not have any off-balance-sheet credit exposure related to its customers.

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

Allscripts has selected January 1 as the date of its annual impairment test of goodwill. No indicators of impairment were identified as a result of its annual impairment test performed on January 1, 2008.

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

Investment in Promissory Note and Minority Interest

Allscripts holds an investment in Medem totaling $2,900 and $3,100 as of December 31, 2007 and 2006, respectively. The investment has been accounted for under the cost basis of accounting and is recorded in other assets on the consolidated balance sheets. The investment at December 31, 2006 consists of a $2,600 note receivable and a $500 minority interest in Medem. During the year ended December 31, 2007, Allscripts converted the $2,600 note receivable into 2,317 shares of Medem common stock (See Note 6 to the consolidated financial statements). The fair value of the investment is dependent upon the actual financial performance of Medem, its market value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, an impairment charge would be recorded. At December 31, 2007 and 2006, the investment has not been impaired.

Software Development Costs

Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. During 2007, 2006 and 2005, software development costs in the amount of $15,820, $9,106, and $3,186, respectively, were capitalized including $5,200 of third party clinical content development and approximately $1,400 of capitalized software costs related to our A4 businesses. The unamortized balance of capitalized software at the end of 2007 and 2006 was $24,115 and $12,285, respectively. Upon the availability for general release, Allscripts commences amortization of the software on a product by product basis. Amortization is recorded based upon the greater of the ratio that current gross revenues for a product are to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product, including the period being reported on, which is estimated to be three years. Amortization of capitalized software development costs amounted to $5,520, $3,060, and $3,047 for 2007, 2006, and 2005, respectively. Software development costs of $13,142, $10,760, and $3,765 have been expensed in 2007, 2006, and 2005, respectively.

At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy Allscripts’ responsibility set forth at the time of sale. For the years ending December 31, 2007, 2006 and 2005, capitalized software of $0, $290 and $0 was written off, respectively.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets or liabilities are established for temporary differences between financial and tax reporting bases and for tax carryforward items and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

Manufacturer Rebates

Rebates from suppliers are recorded as a reduction of cost of revenue and are generally recognized on an estimated basis upon shipment of the product to customers. The difference between the amount estimated and the amount actually received is reflected prospectively as a change of estimate. These revisions have not historically been material.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on Allscripts marketable securities of ($89) and ($116), at December 31, 2007 and 2006, respectively.

The components of comprehensive income are as follows:

	2007	2006	2005
Net income	$20,563	$11,895	$9,710
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	27	544	(71)

Comprehensive income	$20,590	$12,439	$9,639

Net Income Per Share

Allscripts accounts for net income per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the presentation of “basic” income per share and “diluted” income per share. Basic income per share is computed by dividing the net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options, restricted stock awards and conversion of the Senior Convertible Debentures.

The components of diluted weighted average common shares outstanding are as follows:

	December 31,
	2007	2006	2005
Weighted average shares outstanding:
Basic	55,712	51,058	40,045
Dilutive effect of options and restricted stock awards	1,630	2,309	3,023
Dilutive effect of 3.5% Senior Convertible Debentures	7,329	—	—

Diluted	64,671	53,367	43,068

On September 30, 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). Effective December 15, 2004, contingently convertible debt instruments are subject to the if-converted method under FAS 128, “Earnings Per Share,” regardless of the contingent features included in the instrument assuming the shares are not anti-dilutive. Under the provisions of EITF 04-8, the as-if convertible 7,329 shares and interest expense related to Allscripts’ Notes were excluded from years ended December 31, 2006 and 2005 as the effects were anti-dilutive.

Fair Value of Financial Instruments

Cash, cash equivalents and marketable securities are reported at their fair values in the balance sheets with the corresponding mark-to-market adjustments recorded as other comprehensive income (loss) in stockholders’ equity. The carrying amounts reported in the balance sheets for accounts receivable, investment in Medem, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments. Allscripts’ senior convertible debentures and secured promissory note have interest rates that approximate current market values; therefore, the carrying value of both approximate fair value. Letters of credit fair value amounts are based on fees currently charged on similar agreements.

Risks and Uncertainties

Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with two major commercial banks and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements, if appropriate. The provision for bad debt expense aggregated $2,604, $3,180 and $553 in 2007, 2006, and 2005, respectively.

The majority of revenue is derived from customers located in the United States. All long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in 2007, 2006, and 2005.

Allscripts purchases a majority of its drug inventories under a contractual agreement with one wholesaler/ distributor, which accounted for approximately 89% and 92% of all inventory purchases during the years ended December 2007 and 2006, respectively. At December 31, 2007 and 2006, approximately 23% and 22%, respectively, of accounts payable are related to these purchases. Allscripts is exposed to risk of loss of revenue and customers in the event of a breach of contract or nonperformance by this wholesaler/distributor resulting in restriction of or diminished availability of inventory. In addition, if Allscripts does not meet certain minimum purchasing requirements with its primary wholesaler/distributor, it may increase the prices that Allscripts pays under the agreement, in which case Allscripts would have the option to terminate the agreement. However, Allscripts does not anticipate that a breach of contract or any nonperformance will occur. In the event it does, Allscripts believes that there are several other available wholesalers/distributors, which would be able to provide the necessary inventories to Allscripts on a timely basis such that no material loss would occur. As of December 31, 2007, Allscripts believes that it has met all minimum purchase requirements as defined in the agreement with its primary wholesaler/distributor.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the Financial Accounting Standards Board issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement

No. 115, (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Most of the provisions in FAS 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS 157. We plan to adopt FAS 159 as required at the beginning of our fiscal year 2008 and management does not believe the adoption will have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157, as required, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt FAS 157 as required at the beginning of our fiscal year 2008 and management does not believe the adoption will have a material effect on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (FAS) No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this interpretation as required on January 1, 2007 (see Note 8 to the consolidated financial statements).

3. Business Combinations

Extended Care Information Network, Inc.

On December 31, 2007, Allscripts completed its acquisition of Extended Care Information Networks, Inc. (“ECIN”), whereby Allscripts acquired ECIN for $90,000 in cash, a preliminary net working capital payment of $2,870 and $625 of acquisition-related transaction costs for a total of $93,495. As of December 31, 2007, $8,946 of the total purchase price was unpaid, and this balance was paid in January 2008. ECIN is a provider of hospital care management and discharge planning. The ECIN acquisition positions Allscripts to benefit from recent trends that are driving the automation of healthcare information and the manner in which it is exchanged between hospitals, physicians outside the hospital, and postacute care facilities. The acquisition will help connect the exchange of patient information between hospital case managers, physicians outside the hospital and post-acute care facilities. In connection with the ECIN acquisition, Allscripts created a new hospital solutions group designed to provide products and services under one umbrella, combining ECIN with Allscripts’ existing emergency department information systems and its care management solution, Canopy.

The ECIN acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

The results of operations of ECIN have not been included in the accompanying consolidated statements of operations due to the December 31, 2007 acquisition date and one day of ECIN’s operations has been deemed insignificant to our consolidated statements of operations. The total purchase price for the acquisition, subject to finalization of the working capital adjustment as defined in the merger agreement, is $93,495 and is broken down as follows:

Cash paid for acquisition of ECIN (includes consideration to shareholders, payment of ECIN indebtedness and certain ECIN transaction costs)	$90,000
Preliminary net working capital payment	2,870
Acquisition-related transaction costs	625

Total purchase price	$93,495

The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. The Company is in the process of finalizing the valuation of certain intangible assets. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the ECIN acquisition.

The purchase price has been allocated as follows:

Acquired cash	$5,009
Accounts receivable, net	3,278
Prepaids and other current assets	667
Fixed assets and other long-term assets	3,876
Goodwill	63,431
Intangible assets	31,170
Deferred tax liability, net	(9,746)
Accounts payable and accrued liabilities	(1,863)
Deferred revenue	(2,010)
Other liabilities	(317)

Net assets acquired	$93,495

Goodwill was determined based on the residual difference between the purchase cost and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were ECIN’s history of profitability and high operating margins, strong sales force and overall employee base, and leadership position in the healthcare information technology market. We have preliminarily allocated $63,431 to goodwill and $31,170 to intangible assets. Of the $31,170 intangible assets acquired, $11,620 was assigned to developed technology rights with a useful life of 7 years, $750 was assigned to trade names with a useful life of 18 months, $12,860 was assigned to customer relationships with hospitals with a useful life of 20 years, $5,000 was assigned to customer relationships with extended care facilities with a useful life of 15 years and $940 was assigned to ECIN’s sales backlog with a useful life of 3 years.

The following unaudited pro forma information for Allscripts assumes the ECIN acquisition occurred on January 1, 2006. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of income had the ECIN acquisition occurred on January 1, 2006, nor of future results of operations. The unaudited pro forma results for the two years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Total revenue	$300,174	$241,744
Net income	$16,150	$8,119
Earnings per share:
Basic	$0.29	$0.16
Diluted	$0.28	$0.15

The unaudited pro forma information for the years ended December 31, 2007 and 2006 include the following adjustments:

•

Increase to amortization expense of $3,450 for both the years ended December 31, 2007 and 2006 related to management’s estimate of the fair value of intangible assets acquired as a result of the ECIN acquisition.

•

Decrease to interest income of $1,078 for both the years ended December 31, 2007 and 2006 as a result of lower cash, cash equivalents and marketable securities balances at January 1, 2007 and 2006 assuming the acquisition of ECIN occurred on January 1, 2006.

•

Increase to interest expense of $3,064 for both the years ended December 31, 2007 and 2006 as a result of assuming the $50,000 of long-term debt was incurred on January 1, 2006 in connection with the ECIN acquisition. The increase in interest expense is offset by a decrease in interest expense of $792 and $524 due to Allscripts paying the balance of ECIN’s long-term debt in connection with the ECIN acquisition, which is assumed to have taken place on January 1, 2006.

•	A decrease in revenue of $664 for both the years ended December 31, 2007 and 2006 relating to the timing of deferred revenue purchase accounting adjustments.

•

An increase (decrease) to the tax provision of $536 and ($353) for the years ended December 31, 2007 and 2006, respectively, to reflect a 40% and 38% tax provision for 2007 and 2006, respectively, on a pro forma basis.

Source Medical Solutions, Inc.

On July 10, 2007, Allscripts entered into an asset purchase agreement to acquire a certain number of practice management customer contracts from SourceMedical Solutions, Inc. for approximately $11,685. SourceMedical provides comprehensive outpatient information solutions and services for more than 3,500 ambulatory surgery centers, rehabilitation clinics and diagnostic imaging centers nationwide.

The purchase price of $11,685 has been recorded as of December 31, 2007 and has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s best estimates of the current fair values. A total of approximately $2,429 has been allocated to goodwill and $8,846 has been allocated to intangible assets with the remaining value attributed to tangible assets. Of the $8,846 intangible assets acquired, $7,280 was assigned to customer relationships with a useful life of 20 years, $1,260 was allocated to developed technology rights with an estimated useful life of 8 years and $306 was assigned to transition services with a useful life of 1 year. The results of operations of SourceMedical have been included in the accompanying consolidated statements of operations from the date of the SourceMedical acquisition.

The Source Medical acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

A4 Health Systems, Inc

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

The results of operations of A4 have been included in the accompanying consolidated statements of operations from the date of the A4 acquisition. The total purchase price of $291,670 has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values.

The results of operations of A4 have been included in the accompanying consolidated statements of operations from the date of the A4 acquisition. The total purchase price for the acquisition is as follows:

Cash consideration to A4 shareholders (cash payment of $215,000 and additional working capital payment of $12,730)	$227,730
Fair value of Allscripts shares issued to A4 shareholders (3,500 Allscripts common shares at $16.93 per share, the five day average of Allscripts common stock of the public announcement date of January 19, 2006)	59,255
Acquisition-related transaction costs	4,685

Total purchase price	$291,670

The purchase price has been allocated as follows:

Current assets, including $21,742 of cash acquired in the acquisition	$43,546
Property and equipment	8,791
Intangible assets	79,110
Non-current other assets	25
Goodwill (before deferred tax adjustment of $61,284—See Note 8)	214,444
Current liabilities, excluding current portion of long term debt	(26,494)
Current and long-term debt	(3,400)
Deferred tax liabilities, net	(22,752)
Other liabilities (See Note 8)	(1,600)

Net assets acquired	$291,670

In connection with the acquisition of A4, management determined under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize its deferred tax assets. Accordingly, management reversed $61,284 of its valuation allowance against goodwill in purchase accounting for the A4 acquisition during the 2006 fiscal year.

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

During the year ended December 31, 2007, Allscripts made an immaterial adjustment to the value recorded for the A4 acquisition. Allscripts originally based its valuation of the Allscripts shares issued to A4 shareholders on the average closing price of the stock of Allscripts on March 2, 2006, the date of the consummation of the A4 acquisition. In conformity with SFAS 141 and EITF 99-12, Allscripts has adjusted the total purchase price to reflect the average closing price of Allscripts stock for the five trading days commencing two trading days before, and ending two trading days after, the date of the first public announcement of the A4 acquisition on January 19, 2006. This change in valuation resulted in a decrease in goodwill and additional paid in capital of $9,520.

4. Fixed Assets

Fixed assets as of December 31 consist of the following:

	Estimated Useful Life	2007	2006
Office furniture and equipment	2-7 years	$36,231	$25,493
Service assets	2 years	2,766	2,766
Production and warehouse equipment	5-7 years	1,440	1,410
Leasehold improvements	4-7 years	10,007	9,552
Website development costs	2 years	397	397
Buildings	2 years	5,290	5,290
Land	—	1,439	1,377
Construction in progress	—	287	667

		57,857	46,952
Less accumulated depreciation and amortization		(39,619)	(32,858)

Fixed assets, net		$18,238	$14,094

Depreciation and amortization expense was $5,237, $3,129, and $1,650 in 2007, 2006, and 2005, respectively.

5. Goodwill, Intangible Assets and Impairments

The following table summarizes goodwill and intangible assets by asset class. Goodwill at December 31, 2007, consists of $237,157, $594, and $2,701 related to the software and related services, prepackaged medications and information services segments, respectively. Goodwill at December 31, 2006, consists of $184,966, $594, and $2,701 related to the software and related services, prepackaged medications, and information services segments, respectively. In July 2007, Allscripts entered into an asset purchase agreement with SourceMedical Solutions, Inc., which resulted in $2,429 of goodwill and $8,846 of intangible assets. On December 31, 2007, Allscripts acquired Extended Care Information Network, Inc., resulting in $63,431 of goodwill and $31,170 of intangible assets (see Note 3). In March 2006, Allscripts acquired A4 Health Systems, resulting in $174,501 of goodwill (after deferred tax adjustment—see Note 8) and $79,110 of intangible assets.

Goodwill and intangible assets as of December 31 consist of the following:

	2007			2006
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets
Proprietary technology	$74,274	$16,388	$57,886	$60,310	$9,156	$51,154
Customer relationships	50,241	4,957	45,284	24,160	3,073	21,087
Strategic agreements	12,482	10,849	1,633	12,482	9,373	3,109

	136,997	32,194	104,803	96,952	21,602	75,350

Unamortized intangible assets
Registered trademarks	2,700	—	2,700	2,700	—	2,700
Goodwill	240,452	—	240,452	188,261	—	188,261

	243,152	—	243,152	190,961	—	190,961

Total goodwill and intangible assets	$380,149	$32,194	$347,955	$287,913	$21,602	$266,311

The proprietary technology, customer base and strategic agreement intangible assets are being amortized over their average useful lives. Allscripts recorded amortization expense related to the intangible assets amounting to $10,636 and $10,272 for the years ended December 31, 2007 and 2006, respectively. Estimated amortization expense for the intangible assets that exist as of December 31, 2007 is as follows:

Year Ended December 31
2008	$13,181
2009	12,331
2010	12,331
2011	11,445
2012	11,412
2013 and thereafter	44,103

Total	$104,803

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

On May 28, 2007, Allscripts entered into an Option Purchase Agreement (the “Option Agreement”) with Medem. Pursuant to the Option Agreement, Allscripts sold to Medem the irrevocable three-year option held by Allscripts for a total purchase price of $2,592. The fair value of the three-year option was estimated at approximately $200 at the time of investment on August 18, 2004. The sale of the option resulted in a gain of approximately $2,392 and is recorded in Allscripts’ operating results for the year ended December 31, 2007.

As of December 31, 2007, Allscripts owns 2,338 shares, or 18.7%, of Medem’s Series A Voting Common Stock and 91 shares, or 4.6%, of Medem’s Series B Common Stock (combined 16.8% equity ownership). Allscripts’ total investment in Medem is $2,900 and $3,100 under the cost basis of accounting as of December 31, 2007 and 2006, respectively, and is recorded in other assets on the consolidated balance sheets.

7. Long-Term Debt and Bank Credit Facility

On December 31, 2007, Allscripts entered into a new Credit Agreement which provides for a total unsecured commitment of $60,000 and matures on January 1, 2012. The Credit Facility is available in the form of letters of credit and revolving loans. As of December 31, 2007, $50,000 in borrowings were outstanding and $0 in letters of credit were outstanding under the Credit Agreement. The proceeds received by Allscripts under the Credit Facility were used to partially finance the acquisition of ECIN described in Note 3. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis. The interest rate for the Credit Facility will initially bear interest at LIBOR plus 0.80% and thereafter will be based upon Allscripts’ leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year, commencing with the date of delivery of Allscripts’ financial statements for the fiscal quarter ending June 30, 2008, pursuant to the terms of the Credit Facility.

Allscripts received approximately $49,952 in net proceeds under the Credit Facility after deduction for debt issuance costs. The debt costs of $48 have been capitalized as an other asset and are being amortized as interest expense over four years using the effective interest method.

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. The Notes were convertible during all quarters in 2007 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on each fiscal quarter end date. No notes were converted as of December 31, 2007. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. Upon conversion, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

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

Long-term debt outstanding as of December 31, 2007 and 2006 consists of the following:

	December 31,
	2007	2006
3.5% Senior convertible debt	$82,500	$82,500
7.85% Secured promissory note	2,941	3,199
Long-term revolving Credit Facility, LIBOR plus 0.80% interest	50,000	—

Total debt	135,441	85,699
Less: Current portion of long-term debt	279	258

Total long-term debt, net of current portion	$135,162	$85,441

The table below presents long-term debt maturities as of December 31, 2007.

Fiscal Year	3.5% Senior convertible debt	Long-term revolving Cedit Facility, LIBOR plus 0.80% interest	7.85% Secured promissory note	Less: Current portion of long-term debt	Total
2008	$—	$—	$279	($279)	$—
2009	—	—	302	—	302
2010	—	—	326	—	326
2011	—	—	353	—	353
2012 and thereafter	82,500	50,000	1,681	—	134,181

Total	$82,500	$50,000	$2,941	($279)	$135,162

Interest expense for the years ended December 31, 2007 and 2006 was $3,127 and $3,109, respectively, and $588 and $603 in debt issuance cost amortization, respectively.

8. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current:
Federal	$—	$—	$—
State	290	538	—
Deferred:
Federal	8,301	5,407	—
State	1,595	1,479	—

	$10,186	$7,424	$—

	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	34.0%
Items affecting federal income tax rate:
State taxes, net of federal benefit	4.6	4.3	5.2
Research and development credit	(6.8)	—	—
Expired net operating loss	—	—	4.1
Deferred tax rate increase	(0.6)	(1.9)	—
Other, net	0.9	1.0	1.7
Valuation allowance	—	—	(45.0)

Effective income tax rate	33.1%	38.4%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$46,958	$53,601
Allowance for doubtful accounts	1,449	1,689
Fixed assets	622	368
Inventory	205	266
Stock-based compensation	2,779	1,152
Accrued compensation	942	1,113
Interest	533	—
Deferred revenue	1,726	545
Research and development tax credit	2,089	—
Alternative minimum tax	476	—
Other	502	76

Total deferred tax assets	58,281	58,810

Deferred tax liabilities:
Acquired intangibles	38,866	30,462
Software development costs	8,944	4,826

Total deferred tax liabilities	47,810	35,288

Net deferred tax assets	$10,471	$23,522

The net deferred tax asset (liability) is classified in the consolidated balance sheet as of December 31, 2007 and 2006 as follows:

	2007	2006
Current deferred tax assets	$16,704	$27,437
Current deferred tax liabilities	(54)	—

Current deferred tax asset, net	$16,650	$27,437

Non-current deferred tax assets	$47,718	$31,774
Non-current deferred tax liabilities	(53,897)	(35,689)

Non-current deferred tax liability, net	($6,179)	($3,915)

Net deferred tax asset	$10,471	$23,522

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as either current or non-current based on the classification of the related liability or asset for financial reporting.

In connection with the acquisition of A4, management determined under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), that it is more likely than not that Allscripts will generate adequate taxable income for the foreseeable future to realize its deferred tax assets. Accordingly, management reversed its $61,284 valuation allowance against goodwill in purchase accounting for the A4 acquisition. As of December 31, 2007 and 2006 we consider it more likely than not that we will have taxable income in the future to allow us to realize our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies.

At December 31, 2007 and 2006, Allscripts had operating loss carryforwards available for federal income tax reporting purposes of approximately $177,603 and $176,771, respectively. The operating loss carryforwards expire between the tax years ending 2008 through 2026. Allscripts’ ability to utilize these operating loss carryforwards to offset future taxable income is dependent on a variety of factors, including possible limitations pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common stock, stock options, warrants and convertible preferred stock.

We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recorded an approximate $273 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of goodwill in relation to the A4 acquisition on March 2, 2006. As of December 31, 2007, the gross amount of unrecognized tax benefits was $6,400 of which $6,400 was recorded as a reduction to certain tax carryovers. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,600. All remaining amounts would be adjustments to goodwill.

Allscripts’ total amount of unrecognized tax benefits at the beginning and end of the period are as follows:

Total
Balance at January 1, 2007	$8,000
Reductions as a result of a lapse of applicable statute of limitations	(350)

Balance at December 31, 2007	$7,650

We recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense and have also accrued amounts as adjustments to goodwill. We had approximately $1,300 in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2007. It is unlikely that the balance of the unrecognized tax benefits will change in any material amount in the next 12 months.

9. Stock Award Plans

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

Allscripts treats the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). During the years ended December 31, 2007 and 2006, 38 and 15 shares were issued under the ESPP which resulted in $889 and $315 in net proceeds, respectively.

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), employee stock-based compensation was not reflected in Allscripts’ net income because all stock options granted under Allscripts’ equity plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma disclosures required by SFAS 123 and SFAS 148 for the year ended December 31, 2005 are as follows:

2005
Net income, as reported	$9,710
Stock-based compensation cost related to the issuance of stock awards included in net income (loss), as reported	87
Stock-based compensation cost	(13,083)

Pro forma net loss	($3,286)

Net income per share—basic, as reported	$0.24

Net income per share—diluted, as reported	$0.23

Pro forma net loss per share—basic and diluted	($0.08)

Impact of the Adoption of SFAS 123(R)

Allscripts elected to adopt the modified prospective application transition method as permitted by SFAS 123(R). Accordingly, during the years ended December 31, 2007 and 2006, Allscripts recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. The effect on Allscripts’ results of operations of recording stock-based compensation in accordance with SFAS 123(R) was as follows:

	Year ended December 31,
	2007	2006
Stock-based compensation:
Restricted stock	$3,628	$1,540
Stock options	180	289

Total stock-based compensation	$3,808	$1,829

Effect on net income, net of tax	$2,285	$1,134

Effect on net income per share:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

On December 30, 2005, our Board of Directors approved a plan to accelerate vesting of certain options to purchase approximately 1,291 shares of our common stock awarded under our stock plans that were due to fully vest by August 1, 2007. As a result of the acceleration, we recognized an additional, non-cash, non-recurring stock-based compensation expense of approximately $518 in the year ended December 31, 2005, based on an estimated forfeiture rate. During 2006, we calculated the actual stock option forfeiture rate, which resulted in an additional expense of $499 to be recorded in the year ended December 31, 2006. Therefore, total stock-based compensation expense of $2,328 was recorded in operating expenses during the year ended December 31, 2006.

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

As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $39 after estimated forfeitures, and such amount will be recognized over an estimated weighted average amortization period of approximately fifteen months.

No stock-based compensation has been capitalized for the twelve months ended December 31, 2007, the twelve months ended December 31, 2006 or at January 1, 2006, when the provisions of SFAS 123(R) were adopted.

Allscripts did not grant any stock options during the twelve months ended December 31, 2007 or 2006. The fair value of stock options granted prior to January 1, 2006 was determined using the Black-Scholes option pricing model. The weighted average assumptions used in determining such fair values for the twelve months ended December 31, 2005 are as follows:

Twelve Months Ended December 31, 2005
Risk-free interest rate	3.23%
Volatility	150%
Dividend rate	—%
Option life (years)	2.72

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2004	10,876	$6.84	6,503	$7.86
Options granted	41	$11.99
Options exercised	(2,158)	$4.39
Options forfeited	(216)	$10.36

Balance at December 31, 2005	8,543	$7.39	8,356	$7.38
Options granted	—	$—
Options exercised	(2,815)	$5.11
Options forfeited	(196)	$30.46

Balance at December 31, 2006	5,532	$7.81	5,485	$7.80
Options granted	—	$—
Options exercised	(1,915)	$4.85
Options forfeited	(62)	$29.00

Balance at December 31, 2007	3,555	$9.02	3,550	$9.02

The aggregate intrinsic value of stock options outstanding as of December 31, 2007 was $41,521, which is based on Allscripts’ closing stock price of $19.42 as of December 31, 2007. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested, in-the-money stock options as of December 31, 2007 was 3,550, with an intrinsic value of $41,506.

The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $22,364. The total cash received from employees as a result of employee stock option exercises during the twelve months ended December 31, 2007 was $9,280 net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

Information regarding stock options outstanding at December 31, 2007 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.06—$2.80	367	5.32	$2.64	367	$2.64
$3.00—$3.53	998	5.25	$3.47	998	$3.47
$5.62—$5.63	452	3.17	$5.63	452	$5.63
$6.40—$6.88	322	3.57	$6.76	322	$6.76
$7.40—$9.49	410	6.42	$8.61	410	$8.61
$10.25—$10.67	452	7.00	$10.64	452	$10.64
$11.25—$26.74	276	2.60	$17.97	271	$18.00
$27.57—$79.75	278	1.95	$34.68	278	$34.68

	3,555	4.73	$9.02	3,550	$9.02

During the year ended December 31, 2007, management awarded 525 shares of restricted stock units to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with a weighted average fair value of $24.87 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited. As of December 31, 2007, 1,266 restricted stock awards and units combined had been awarded, of which 937 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of December 31, 2007, $13,720 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock outstanding at December 31, 2007 and changes during the twelve months then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2006	666	$18.18
Awarded	525	$24.87
Vested	(158)	$18.23
Forfeited	(92)	$20.78

Non-vested restricted stock at December 31, 2007	941	$21.65

10. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense from operations was $3,276, $3,062, and $1,489 in 2007, 2006, and 2005, respectively. Rent expense is net of sublease rental income of $109, $145, and $36 in 2007, 2006, and 2005, respectively.

Future minimum rental payments at December 31, 2007 under non-cancelable operating leases are as follows:

Year Ending December 31,
2008	$2,616
2009	2,025
2010	1,651
2011	1,550
2012	1,409
2013 and thereafter	3,712

Total future minimum lease payments	$12,963

In connection with the Allscripts’ lease agreement of its corporate facilities, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of December 31, 2007 and 2006, no amounts had been drawn on the letter of credit.

In connection with our acquisition of ECIN, we assumed a $100 irrevocable letter of credit with a lending institution. A security deposit in the form of a letter of credit is specified in ECIN’s Chicago office lease agreement. The letter of credit contains an automatic renewal provision that requires notice of non-renewal to the beneficiary no later than 60 days prior to the current expiration date. The letter of credit expires on June 29, 2008. Under the ECIN Chicago office lease agreement, we have the right to reduce the letter of credit over time to $75 on November 1, 2008 and to $50 on November 1, 2009.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $300. As of December 31, 2007 and 2006, no amounts had been drawn on the letter of credit.

11. Savings Plan

Allscripts’ employees who meet certain eligibility requirements can participate in Allscripts’ 401(k) Savings and Investment Plan. Under the plan, Allscripts may, at its discretion, match the employee contributions. Allscripts recorded expense related to its matching contributions in 2007, 2006, and 2005 of $1,198, $862, and $361, respectively.

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

	2007	2006 (1)	2005
Revenue:
Software and related services	$222,673	$173,503	$65,166
Prepackaged medications	43,959	43,688	45,609
Information services	15,276	10,778	9,789

Total revenue	$281,908	$227,969	$120,564

Income from operations:
Software and related services	$64,920	$54,098	$18,405
Prepackaged medications	3,726	4,301	5,737
Information services	1,687	1,345	2,743
Unallocated corporate	(42,222)	(39,876)	(17,662)

Income from operations	28,111	19,868	9,223
Interest and other income (expense), net	246	(549)	487
Gain on sale of equity investment	2,392	—	—

Income from operations before income taxes	$30,749	$19,319	$9,710

(1)	Income from operations reflects a reclassification of $8,229 of A4 corporate expenses from the software and related services segment to the unallocated corporate expense segment.

13. Supplemental Disclosure of Cash Flow Information

	2007	2006	2005
Payment of interest on long-term debt	$3,109	$3,149	$2,960
Payment of income taxes	1,233	127	88

14. Related Party Transactions

Allscripts’ Chief Executive Officer and a member and chairman of Allscripts’ board of directors, was the Chairman of ECIN’s board of directors and a stockholder of ECIN holding approximately 2.33% of ECIN’s common stock on a fully diluted basis at the time the acquisition of ECIN was consummated. He received the same per share consideration as the other selling stockholders of ECIN (equaling approximately 2.33% of the total consideration being paid to equityholders of ECIN).

During the year ended December 31, 2007, Allscripts entered into several contracts with Medem for its Interactive Health Record product (“iHealthRecord”) that resulted in payments to Medem of approximately $1,127. As of December 31, 2007, Allscripts has a balance of $2,753 of prepayments to Medem for iHealthRecord licenses included in prepaid expenses and other current assets in the consolidated balance sheets, which includes a $410 payment accrual to Medem. During the years ended December 31, 2006 and 2005, respectively, Allscripts made payments to Medem totaling $406 and $642 of which $714 and $648 is included in prepaid expenses and other current assets in the respective consolidated balance sheets. Allscripts resells the iHealthRecord to Allscripts’ customers and accordingly recorded revenue of $157, $404 and $221 and costs of $121, $281 and $139 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, during the years ended December 31, 2007, 2006 and 2005, Allscripts funded $0, $500 and $1,050, respectively, to Medem under the Note Purchase Agreement (see Note 6).

During the second quarter of 2005, Allscripts entered into a service contract with ExactTarget, an email marketing solutions company, of which one of our Board members serves as Chairman of the Board. On July 31, 2006, Allscripts renewed the agreement with ExactTarget. Allscripts has paid Exact Target $104, $56 and $39 during the years ended December 31, 2007, 2006 and 2005, respectively, and accrued $20 and $24 for use of ExactTarget’s enterprise software and services as of December 31, 2007 and 2006, respectively.

The Chief Executive Officer and Chairman of the Board of A4 prior to Allscripts’ acquisition of A4 became one of our directors in connection with the acquisition of A4. Such director also serves on the Board of Directors of Med3000, Inc. (“Med3000”) and has an ownership interest of approximately 8% in Med3000. Allscripts has a license and distribution agreement with Med3000 pursuant to which Med3000 possesses the right to market, resell and sublicense Allscripts’ electronic health record solutions to its customers. As of December 31, 2007, Med3000 has agreed to purchase from Allscripts approximately $2,558 of hardware, software and related services. For the year ended December 31, 2007, Allscripts recognized $425 of revenue under such contracts. As of December 31, 2007, Allscripts had $217 in accounts receivable with Med3000. As of December 31, 2006, Med3000 has agreed to purchase from Allscripts approximately $1,650 of hardware, software and related services. For the year ended December 31, 2006, Allscripts recognized $1,062 of revenue under such contracts. As of December 31, 2006, Allscripts had $321 in accounts receivable with Med3000.

Our Chief Executive Officer serves on the Advisory Board of Acquirent, LLC, a telemarketer and a reseller of our e-prescribing solution. During the years ended December 31, 2007, 2006 and 2005, we paid $33, $149 and $43, respectively, to this company and had $0 and $34 accrued as of December 31, 2007 and 2006, respectively.

15. Results by Quarter (Unaudited)

	Quarter Ended
	2007				2006
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Amounts in thousands, except per share amounts) (Unaudited)
Statements of Operations Data:
Revenue	$73,401	$73,444	$70,041	$65,022	$63,560	$62,191	$60,014	$42,204
Cost of revenue (a)	37,528	36,648	34,570	32,749	29,544	31,666	28,742	22,079

Gross profit	35,873	36,796	35,471	32,273	34,016	30,525	31,272	20,125
Operating expenses:
Selling, general and administrative expenses (b)	26,694	27,173	25,425	22,374	23,952	21,916	23,122	16,808
Amortization of intangibles	2,727	2,757	2,576	2,576	2,576	3,045	3,281	1,370

Income from operations	6,452	6,866	7,470	7,323	7,488	5,564	4,869	1,947
Interest and other income, net	884	934	1,106	1,037	802	649	631	1,081
Interest expense	(925)	(927)	(930)	(933)	(937)	(940)	(940)	(895)
Gain on sale of equity investment	—	—	2,392	—	—	—	—	—

Income before income taxes	6,411	6,873	10,038	7,427	7,353	5,273	4,560	2,133
Income taxes	467	2,749	4,010	2,960	2,870	2,011	1,733	810

Net income	$5,944	$4,124	$6,028	$4,467	$4,483	$3,262	$2,827	$1,323

Net income per share—basic	$0.11	$0.07	$0.11	$0.08	$0.08	$0.06	$0.05	$0.03

Net income per share—diluted	$0.10	$0.07	$0.10	$0.08	$0.08	$0.06	$0.05	$0.03

(a)	Includes stock-based compensation expense of $329, $247, $103 and $82 for the three months ended December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively. All stock-based compensation expense was recorded to the selling, general and administrative expense category during the year ended December 31, 2006.

(b)	Includes stock-based compensation expense of $1,216, $1,262, $523, $574, $888, $617, $416 and $407 for the three months ended December 31, 2007, September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.:

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Allscripts Healthcare Solutions, Inc. and Subsidiaries referred to in our report dated February 29, 2008, which is included in Item 8 of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts included in Schedule II are presented for purposes of additional analysis and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 29, 2008

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Schedule II

	Beginning Balance	Charged to Expense	Deductions	Ending Balance
Allowance for accounts receivable
Year ended December 31, 2007	$4,234	2,604	(2,648)	$4,190
Year ended December 31, 2006	$2,337	3,180	(1,283)	$4,234
Year ended December 31, 2005	$3,010	553	(1,226)	$2,337

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
Valuation allowance for deferred tax assets
Year ended December 31, 2007	$—	—	—	$—
Year ended December 31, 2006	$61,284	—	(61,284)	$—
Year ended December 31, 2005	$54,630	—	6,654	$61,284

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

Allscripts’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment the December 31, 2007 acquisition of ECIN, which accounted for approximately 3 percent of consolidated total assets and did not impact our consolidated total revenue due to the December 31, 2007 acquisition date and management’s decision to exclude ECIN’s results from our consolidated statement of operations. Based on this assessment, management has determined that the company’s internal control over financial reporting was effective as of December 31, 2007.

Grant Thornton LLP, an independent registered public accounting firm, also performed an audit of the company’s effectiveness of Allscripts’ internal control over financial reporting as of December 31, 2007. Their report expresses an unqualified opinion on the effectiveness of Allscripts’ internal control over financial reporting as of December 31, 2007. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and other key employees is included under the captions “Election of Directors” and “Executive Officers” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein. Information regarding the audit committee members, any audit committee financial experts and the code of conduct is included under the captions “Meetings and Committees of the Board of Directors” and “Governance—Code of Conduct” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding Section 16(a) reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

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

Item 11. Executive Compensation

Information regarding executive and director compensation in response to this item is included in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Compensation Committee Report” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership is included under the caption “Ownership of Allscripts Common Stock” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related party transactions is included under the caption “Certain Relationships and Related Party Transactions” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Corporate Governance—Director Independence” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the caption “Independent Public Accountants” in Allscripts’ proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

(a)(3) List of Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2008 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ GLEN E. TULLMAN Glen E. Tullman	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BERNARD GOLDSTEIN Bernard Goldstein	Director

/s/ PHILIP D. GREEN Philip D. Green	Director

/s/ M. FAZLE HUSAIN M. Fazle Husain	Director

/s/ MICHAEL J. KLUGER Michael J. Kluger	Director

/s/ ROBERT A. COMPTON Robert A. Compton	Director

/s/ M.L. GAMACHE M.L. Gamache	Director

/s/ JOHN P. MCCONNELL John P. McConnell	Director

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
2.1	Agreement of Merger, dated as of January 18, 2006, by and among Allscripts Healthcare Solutions, Inc., Quattro Merger Sub Corp., A4 Health Systems, Inc. and John P. McConnell, in his capacity as Shareholder Representative.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 23, 2006

2.2	Stock Purchase Agreement, dated as of December 31, 2007, by and among Allscripts Healthcare Solutions, Inc., Battleship Acquisition Corp., the Selling Parties thereto and NICE Shareholder Representative, LLC.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 7, 2008

2.3	Option Purchase Agreement, dated as of May 28, 2007 between Allscripts Healthcare Solutions, Inc. and Medem, Inc.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 8-K filed on May 31, 2007.

3.1	Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

3.4	Bylaws of Allscripts Healthcare Solutions, Inc. (formerly named Allscripts Holding, Inc.).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Registration Statement on Form S-4 as part of Amendment No. 1 filed on December 7, 2000 (SEC file no. 333-49568)

4.1	Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

Exhibit Number	Description	Reference

10.1†	Allscripts Healthcare Solutions, Inc., 1993 Stock Incentive Plan (As Amended and Restated Effective February 28, 2007).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 8-K filed on June 25, 2007.

10.2	Industrial Building Lease, dated April 30, 1997, between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

10.3	Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc., dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)

10.4	Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.5	Lease Agreement, dated as of September 17, 2004, between Allscripts, LLC and Merchandise Mart L.L.C.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.6	First amendment, dated May 17, 2006, to Lease Agreement between Allscripts, LLC, as Tenant and Merchandise Mart L.L.C, as Landlord.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.7	Second Amendment, dated August 31, 2007, to Lease Agreement between Allscripts LLC, as Tenant and Merchandise Mart L.L.C., as Landlord.	Filed herewith

10.8	Credit Agreement, dated December 31, 2007, by and among Allscripts Healthcare Solutions, Inc., Allscripts LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc. each as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as lead arranger	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 8-K filed on January 7, 2008.

10.9†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.10†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.11†	Amendment, effective July 7, 2006, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Glen E. Tullman.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

Exhibit Number	Description	Reference

10.12†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.13†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.14†	Amendment, effective July 7, 2006, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Lee A. Shapiro.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.15†	Employment Agreement, dated as of October 8, 2002, between Allscripts Healthcare Solutions, Inc. and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.16†	Amendment, effective January 1, 2005, to Employment Agreement dated as of October 8, 2002 between Allscripts, LLC and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.17†	Amendment, effective July 7, 2006, to Employment Agreement dated as of October 8, 2002 between Allscripts, LLC and William J. Davis.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.18†	Employment Agreement, dated as of July 8, 2002, between Allscripts Healthcare Solutions, Inc. and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.19†	Amendment, effective January 1, 2005, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.20†	Amendment, effective July 7, 2006, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.21†	Amendment, effective May 4, 2007, to Employment Agreement dated as of July 8, 2002 between Allscripts, LLC and Joseph E. Carey.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.22†	Employment Agreement, dated as of January 31, 2003, between Allscripts, LLC and Laurie McGraw.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005

10.23†	Amendment, effective April 17, 2003, to Employment Agreement dated as of January 31, 2003 between Allscripts, LLC and Laurie McGraw.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005

Exhibit Number	Description	Reference

10.24†	Amendment, effective July 7, 2006, to Employment Agreement dated as of January 31, 2003 between Allscripts, LLC and Laurie McGraw.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 13, 2006

10.25†	Employment Agreement, dated as of February 28, 2006, between Allscripts, LLC and David Bond.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.26†	Employment Agreement, dated as April 24, 2007, between Allscripts, Inc. and Benjamin Bulkley.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on April 24, 2007

10.27†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

10.28	Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.29	Amended and Restated Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 18, 2006.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 19, 2006

10.30	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and ChannelHealth Incorporated, dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.31*	Pharmacy Services Prime Vendor Agreement for Allscripts Healthcare Solutions, Inc., dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Co.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.32	First Amendment, dated July 31, 2002, among Allscripts Healthcare Solutions, Inc., Bergen Brunswig Drug Company doing business as Amerisource Bergen and Allscripts, Inc., to Pharmacy Services Prime Vendor Agreement, dated as of February 1, 2002, between Allscripts Healthcare Solutions, Inc. and Bergen Brunswig Drug Company doing business as Amerisource Bergen.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.33†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.34†	Form of Restricted Stock Award Agreement (Directors).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit Number	Description	Reference

10.35†	Form of Restricted Stock Award Agreement (Officers and Employees).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.36†	Amendment to Form of Restricted Stock Award Agreement	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.37†	Form of Restricted Stock Unit Agreement (Directors)	Filed herewith

10.38†	Form of Restricted Stock Unit Agreement (Officers and Employees)	Filed herewith

10.39†	Executive Management Bonus Program 2006	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to the Commission’s grant of confidential treatment.