Form 10-K/A
period 2007-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2008-04-25
CIK 1124804

UNITED STATES

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Common Stock as of April 11, 2008 was 57,099,705.

Documents Incorporated by Reference: Not applicable.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2007 ANNUAL REPORT ON FORM 10-K/A

Allscripts Healthcare Solutions, Inc.’s Form 10-K for the year ended December 31, 2007 (the “Original Filing”) was filed with the Securities and Exchange Commission on February 29, 2008. Allscripts Healthcare Solutions, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2007 pursuant to General Instruction G(3) to Form 10-K for the purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. As a result of this Form 10-K amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Seven directors currently serve on our Board of Directors, a majority of whom are Independent Directors in accordance with the regulations of the Securities and Exchange Commission and the listing standards of Nasdaq Global Select Market (“Nasdaq”). The directors are divided into three classes. Each director serves for a term of three years, until a qualified successor director has been elected, or until he resigns or is removed by the Board.

Set forth below is a brief description of the business experience of each current Director:

M. Fazle Husain, 43, was elected to our Board of Directors in April 1998. Mr. Husain is a Managing Director of Metalmark Capital, a division of Citigroup Alternative Investments. Prior to joining Metalmark, Mr. Husain was with Morgan Stanley & Co. for 18 years, where he was a Managing Director in the private equity and venture capital investment business. Mr. Husain has served on the board of directors of several public and private healthcare businesses, including Cross Country Healthcare, Cardiac Pathways, Enterprise Systems, Suros Surgical, The Medicines Company, SouthernCare Hospice, Cambridge Heart and Vanguard Health Systems.

Glen E. Tullman, 48, joined Allscripts as Chief Executive Officer in August 1997 to lead our transition into the Healthcare Information Sector. In May 1999, Mr. Tullman became our Chairman of the Board. Prior to joining Allscripts, from October 1994 to July 1997, Mr. Tullman was Chief Executive Officer of Enterprise Systems, Inc., a healthcare information services company providing resource management solutions to large integrated healthcare networks. From 1983 to 1994, Mr. Tullman served in a number of management roles, including President and Chief Operating Officer, of CCC Information Services, Inc., a provider of information systems to property and casualty insurers. Mr. Tullman currently serves on the International Board of the Juvenile Diabetes Research Foundation.

Marcel L. “Gus” Gamache, 65, was elected to our Board of Directors in August 2003. From 1994 to 2005, Mr. Gamache was President and Chief Executive Officer of ConnectiCare, a Farmington, Connecticut-based managed care company serving more than 270,000 members in Connecticut and western Massachusetts. Prior to his work at ConnectiCare, Mr. Gamache was employed for 19 years at Blue Cross and Blue Shield of Massachusetts where he served as internal auditor, Controller and Senior Vice President for Information Services. Mr. Gamache currently serves on the board of directors of a number of privately-held companies.

Bernard Goldstein, 77, was elected to our Board of Directors in 2001. From 1979 to 1996, Mr. Goldstein was a Managing Director of Broadview International, LLC, a financial services firm specializing in merger and acquisition transactions for communications, IT, and media companies. Thereafter, he served as a director of Broadview until 2002. He is a past President of the Information Technology Association of America, the industry trade association of the computer service industry, and past Chairman of the Information Technology Foundation. Mr. Goldstein was a director of Apple Computer Inc. until August 1997, and a director of Sungard Data Systems, Inc. until 2005.

Philip D. Green, 57, was elected to our Board of Directors in 1992. Mr. Green is President, Strategic Business Initiatives, at the University of Pittsburgh Medical Center (“UPMC”). Before joining UPMC in July 2006, Mr. Green was a partner with the law firm of Gardner Carton & Douglas, LLP since June 2004. From June 2000 until June 2004, Mr. Green was a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P. From 1989 until June 2000, Mr. Green was a partner with the law firm of Green, Stewart, Farber & Anderson, P.C., of which Mr. Green was a founding partner. From 1978 through 1989, Mr. Green was a partner in the Washington, D.C. based law firm of Schwalb, Donnenfeld, Bray & Silbert, P.C. Mr. Green serves on the board of directors of I-trax, Inc.

Robert A. Compton, 52, was elected to our Board of Directors in August 2003. In 2005, Mr. Compton founded Vontoo Corporation, an on-demand, permission-based voice messaging company and currently serves as its Chief Executive Officer. Previously, he was Founder and Chief Executive Officer of NoInk Communications, a provider of handheld and web-based software solutions for pharmaceutical and medical device sales professionals, from 2002 until the company’s sale in 2004. From 1999 to January 2000, Mr. Compton was President of the Neurologic Technologies Division of Medtronic, Inc., a medical technology company. From 1997 until 1999, Mr. Compton was President and Chief Operating Officer of Sofamor Danek Group, Inc., a medical device manufacturer, which was acquired by Medtronic, Inc. in January 1999. From 1988 until 1997, Mr. Compton served as general partner of CID Equity Partners, a venture capital firm. Mr. Compton currently serves as the Chairman of the Board on the board of directors of Exact Target.

Michael J. Kluger, 51, was elected to our Board of Directors in 1994. Since November 2001, Mr. Kluger has been a Managing Director of Altaris Capital Partners LLC, a private equity healthcare firm. From 1992 until November 2001, Mr. Kluger served as a Managing Director of Liberty Capital Partners, Inc., a New York investment management firm and the general partner of Liberty Partners, L.P. From June 2001 to March 2005, Mr. Kluger served on the board of directors of ConnectiCare, Inc.

EXECUTIVE OFFICERS

Following is certain information about the executive officers of Allscripts, based on information furnished by them.

Glen E. Tullman, 48, joined Allscripts as Chief Executive Officer in August 1997 to lead our transition into the Healthcare Information Sector. In May 1999, Mr. Tullman became our Chairman of the Board. Prior to joining Allscripts, from October 1994 to July 1997, Mr. Tullman was Chief Executive Officer of Enterprise Systems, Inc., a healthcare information services company providing resource management solutions to large integrated healthcare networks. From 1983 to 1994, Mr. Tullman served in a number of management roles, including President and Chief Operating Officer, of CCC Information Services, Inc., a provider of information systems to property and casualty insurers. Mr. Tullman currently serves on the International Board of the Juvenile Diabetes Research Foundation.

William J. Davis, 40, became our Chief Financial Officer in October 2002, and is responsible for Allscripts’ financial operations as well as our human resource and MIS operations. Mr. Davis was the Chief Financial Officer of Lante Corporation, an Internet consulting company, from 2000 until August 2002 and was Controller of Lante Corporation from 1999 through 2000. From 1991 through 1999, Mr. Davis was a Senior Manager in the Technology Group of PriceWaterhouseCoopers LLP. Mr. Davis currently serves on the board of directors of Systems Xcellence, Inc.

Lee A. Shapiro, 52, became President of Allscripts in 2002 and has been with Allscripts since April 2000. Mr. Shapiro has directed our strategic initiatives, including our acquisitions of A4 Health Systems, Inc., ChannelHealth Incorporated, Advanced Imaging Concepts, Inc. and RxCentric. Prior to joining Allscripts, Mr. Shapiro was the Chief Operating Officer of Douglas Elliman-Beitler, a commercial office management and development company, where he directed all business activities throughout the United States. Previously, Mr. Shapiro was President of SES Properties, Inc., a closely held, fully integrated real estate company based in Carlsbad, California. Concurrently, Mr. Shapiro formed City Financial Bancorp and served as its Vice Chairman, responsible for acquisition of financial institutions, financing, regulatory issues, legal affairs, review and restructuring of operations and the ultimate sale of the company. Mr. Shapiro also practiced commercial law at Barack, Ferrazzano, Kirschbaum, Perlman & Nagelberg, a Chicago law firm.

Benjamin E. Bulkley, 44, joined the company as Chief Operating Officer in April 2007. Mr. Bulkley was most recently Senior Vice President of Global Commercial Operations for Invitrogen Corporation, a provider of essential life science technologies for disease research and drug discovery. Prior to joining Invitrogen

Corporation in October 2003, Mr. Bulkley spent 16 years at General Electric Company (“GE”), most recently as Vice President of Global Services for GE’s Medical Systems Information Technologies division. Mr. Bulkley has served on the board of directors of the California Healthcare Institute, The Analytical and Life Science Systems Association (ALSSA), and also San Diego’s CONNECT.

Laurie A.S. McGraw, 44, joined Allscripts in January 2001 as a result of Allscripts’ acquisition of IDX Systems Corporation’s ChannelHealth subsidiary. Ms. McGraw has served as the President of Allscripts’ Touchworks business unit since July 2004. She has spent the past fifteen years focused on clinical automation in various roles running implementations, sales and service groups with both IDX and Allscripts. Ms. McGraw has previously served on the 2004 Board of Examiners for the Baldrige National Quality Program and is currently on the board of directors for the AeA, a non-profit technology trade association.

Donato J. Tramuto, 51, joined Allscripts in November 2006 as President of the Allscripts Physicians Interactive business unit. Mr. Tramuto was the former CEO of i3 Global, the Pharmaceutical Business Unit of Ingenix, a UnitedHealth Group Company. Prior to joining UnitedHealth Group in 2004, Mr. Tramuto was one of the founders of Protocare, Inc., a leading provider of customized health care solutions, and served as the CEO and President of Protocare Sciences, the Pharmaceutical Data and Services Division of Protocare, Inc. In 2002, Mr. Tramuto spearheaded the sale of Protocare Sciences to Analytical Sciences.

John G. Cull, 46, was appointed President of our Medication Services business unit in July 2003. From 1991 to 2003, Mr. Cull served in various roles at Allscripts including Controller, Senior Vice President of Finance, Secretary, Treasurer and, from 1995 to 1998, Chief Financial Officer. From 1986 to 1991, Mr. Cull served as Controller of Federated Foods, Inc., a food brokerage company. Prior to joining Federated Foods, Mr. Cull was employed by Arthur Andersen and Co.

Jeff A. Surges, 40, joined Allscripts in December 2007 in connection with Allscripts’ acquisition of Extended Care Information Network, Inc. (“ECIN”). Mr. Surges currently is the President of the Allscripts’ Hospital Solutions Group, a business unit that combines our emergency department information systems and our care management solutions under one umbrella. Mr. Surges has nearly 20 years of experience managing high-growth technology companies in the healthcare and information services industries, most recently serving as President and Chief Executive Officer of ECIN before being acquired by Allscripts. Prior to joining ECIN in October 1999, Mr. Surges was General Manager of McKessonHBOC’s Resource Management Group, a supply management and healthcare information technology company. Mr. Surges joined HBOC in 1997 in connection with its acquisition of Enterprise Systems, Inc.

Code of Conduct

Allscripts has adopted a Code of Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers. Our Code of Conduct requires that all of our directors, officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in Allscripts’ best interest. We maintain a current copy of our Code of Conduct, and will promptly post any amendments to or waivers of our Code of Conduct, on our website at www.allscripts.com. Stockholders may request a written copy of the Code of Conduct by contacting our Secretary, Lee Shapiro, at the corporate address shown on the cover of this Form 10K/A.

In furtherance of our procedures to ensure compliance with the Sarbanes Oxley Act of 2002, each of our employees is required to complete an annual on-line, interactive education program concerning policies of our Code of Conduct.

Audit Committee

The Audit Committee is responsible for ensuring the integrity of the financial information reported by Allscripts. In accordance with its written charter, the Audit Committee is directly responsible for appointment, compensation, retention and oversight of the work of the independent auditor, approves the scope of annual audits performed by the independent auditor and reviews the results of those audits. In addition, the Audit Committee oversees the accounting and financial reporting process of Allscripts and meets with management, the independent auditors and Allscripts internal staff to review audit results and opinions, as well as financial, accounting and internal control matters. Michael J. Kluger, Marcel L. “Gus” Gamache and Bernard Goldstein serve on the Audit Committee. Mr. Kluger serves as the Chairman of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is independent in accordance with the regulations of the Securities and Exchange Commission and the listing standards of Nasdaq. In addition, the Board of Directors has determined that each member of the Audit Committee has a working familiarity with basic finance and accounting practices, including the ability to read and understand financial statements. Finally, the Board of Directors has determined that Mr. Goldstein is an “audit committee financial expert” under the rules of the Securities and Exchange Commission. The Audit Committee has adopted a charter that specifies the composition and responsibilities of the committee. A copy of the Audit Committee Charter is posted on our website at www.allscripts.com and is available to stockholders upon written request made to our Secretary at the corporate address shown on the front cover of this Form 10K/A.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and 10% stockholders to file reports of ownership and changes of ownership of Allscripts’ common stock with the Securities and Exchange Commission. Based on a review of copies of these reports and amendments provided to us and written representations from executive officers and directors, we believe that, during 2007 and during the subsequent period through the date of this Form 10K/A (except as previously disclosed in our proxy statement dated April 30, 2007), the following reports were not filed on a timely basis: Mr. Cull—two reports relating to two transactions, Mr. Bulkley—one report relating to one transaction, Mr. Leisher—one report relating to one transaction and Mr. Tramuto—one report relating to one transaction.

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

Philip D. Green, M. Fazle Husain and Michael J. Kluger are the members of the Compensation Committee. The Board of Directors has determined that each member of the Committee is independent as defined in Rule 4200(a)(15) of the Nasdaq’s listing standards. Pursuant to the Compensation Committee charter, the Compensation Committee has the sole authority to determine the compensation of the Company’s Chief Executive Officer, to review and approve the compensation of the Company’s other executive officers, and to review the compensation of the Company’s directors and recommend changes in the directors’ compensation to the Board of Directors. The Committee also oversees the administration of the Company’s incentive compensation plans, equity-based compensation plans and any material employee benefit, bonus, retirement, severance or other compensation plan. During 2007, the Compensation Committee met five times. The Committee has adopted a charter that specifies the composition and responsibilities of the Committee, which is posted on our website at www.allscripts.com and is available to stockholders upon written request made to our Secretary at the corporate address shown on the cover of this Form 10K/A.

Executive Pay Policy

The Compensation Committee seeks to establish and implement a compensation system for the Company’s executive officers that is performance-oriented and designed to meet the following objectives:

•	Enable the Company to attract, motivate and retain its executive officers by providing incentives which are competitive in the executive market;

•	Reward outstanding performance for an individual’s direct contribution to company and business unit goals;

•	Provide long-term incentive compensation through equity grants;

•	Provide for compensation that is both externally competitive and internally equitable; and

•	Ensure our officers’ compensation is aligned with our corporate strategies and business objectives, and the long-term interest of our stockholders.

The principal components of the compensation program for the Company’s executive officers are base salary, quarterly cash payments under an annual bonus award plan and long-term incentive compensation in the form of restricted stock. The Company also provides a 401(k) retirement savings plan with matching contributions, group health and welfare plans, group term life insurance and severance benefits upon a termination of employment under certain circumstances, including following a change of control of the Company. The Company does not maintain supplemental retirement programs or defined benefit pension plans for its executive officers because the Committee believes that the existing compensation arrangements enable the Company’s executive officers to adequately plan for their retirement.

Under the direction of the Compensation Committee, the Company has entered into employment agreements with each of its Named Executive Officers (“NEOs”). Based on its experience with the Company, the Committee believes that employment agreements with shorter terms and annual performance reviews promote better performance by Company executives. One component of the NEO employment agreements is the severance arrangements. Each employment agreement provides for the payment of specified severance benefits upon termination of the Named Executive Officer’s employment with the Company under certain circumstances. The Committee believes that it is necessary to enter into severance arrangements in order to attract and retain qualified executive officers. For a detailed discussion of the Company’s employment agreements with its Named Executive Officers, see “Narrative to Summary Compensation Table and Plan-Based Awards Table” included in this Form 10K/A.

Specific Compensation Programs

The Compensation Committee believes that the Company’s compensation programs for its executive officers are competitive and appropriately designed to attract and retain key employees, reward performance and promote long-term shareholder value. The Committee plans to continue to review the compensation payable to the Company’s executive officers, periodically evaluate the Company’s compensation practices against competitive data and to make changes to the Company’s compensation structure to ensure that the programs are designed and implemented to achieve the Committee’s stated goals.

The Compensation Committee relies on various sources of information to establish and maintain the Company’s compensation programs and also relies on the experience and knowledge it has gained over the years from the administration of the Company’s compensation programs. The Committee also considers information and recommendations provided to it by management, including benchmarking data that management has obtained from third parties. No executive officer participates in the Committee’s deliberations over any component of his or her own compensation. The Compensation Committee has evaluated the base salary, annual bonus plan and long-term incentive compensation for various members of senior management of the Company, including the Named Executive Officers. In particular, the Compensation Committee has compared Allscripts’ compensation programs for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), President and Chief Operating Officer (“COO”) against those offered by a group of companies that include other healthcare software companies and general software companies in our peer group. The Compensation Committee has used the information to assist it in evaluating the levels and competitiveness of the Company’s compensation structure and meeting the Committee’s stated compensation objectives. The Compensation Committee compared the compensation levels of the CEO, CFO, President and COO with a peer group consisting of the following companies:

Healthcare Software Companies	Software Companies
Eclipsys Corporation	Quest Software, Inc.
The Trizetto Group, Inc.	Informatica Corporation
Quality Systems, Inc.	Wind River Systems, Inc.
Cerner Corporation	MicroStrategy, Inc.
Progress Software Corporation
Verint Systems, Inc.
Lawson Software, Inc.

Allscripts engaged an outside firm to prepare a compensation analysis report that was provided to the Compensation Committee in January 2008. The compensation analysis report used data made available from Equilar, Inc., a nationally recognized executive compensation database, and it compared the compensation of Allscripts’ CEO, CFO, President and COO to the compensation of similar executives at the companies included in the peer group listed above. The compensation figures in the analysis were prepared with information available as of January 21, 2008 and are reported for each company’s last fiscal year furnished in a proxy statement. Due to the timing of proxy filings this translates to using data points in the compensation report which are generally two years old.

Using the data compiled in the Equilar compensation study, our executive officers fall in the following compensation ranges when compared to the peer group. The metrics evaluated to arrive at total compensation include salary, annual bonus, stock awards and stock options valued at grant date fair value and other compensation as reported in the “Summary Compensation Table” included in this Form 10K/A.

	CEO	CFO	President	COO
Minimum 2006 Total Compensation	$623,400	$339,300	$364,600	$520,400
Maximum 2006 Total Compensation	$4,918,800	$5,069,700	$1,747,800	$8,848,000
Average 2006 Total Compensation	$1,939,000	$1,456,800	$1,036,100	$2,042,900
Allscripts 2006 Total Compensation	$1,103,500	$784,700	$885,500	$759,800
Allscripts Ranking	6 of 12	9 of 12	7 of 11	8 of 11
Allscripts Percentile	50th	28th	41st	23rd

Based on the compensation data gathered in January 2008 with respect to the most recently reported fiscal year and with the rationale of more closely aligning compensation to that of the peer group, the minimum and maximum total target annual compensation amounts, based on salary, bonus, long-term incentive compensation, retirement and perquisites, shown in the table below were recommended by the firm for the following Allscripts’ executives:

Title	Minimum Total Target Annual Compensation	Maximum Total Target Annual Compensation	2007 Actual Compensation Awarded (1)	2007 Compensation Had Target Bonus Been Achieved (2)
Chief Executive Officer	$1,250,000	$2,600,000	$608,000	$845,500
Chief Financial Officer	$650,000	$1,100,000	$487,521	$687,521
President	$962,500	$1,500,000	$505,019	$705,019
Chief Operating Officer	$962,500	$1,500,000	$482,275	$682,275

(1)	Figures obtained from the “Summary Compensation Table” included in this Form 10K/A.
(2)	Allscripts’ incentive compensation plan is designed to reward individuals for superior achievement over and above the expected, day-to-day performance of their respective job duties and responsibilities. In 2007, Allscripts’ revenue topped $280 million and its net income reached $20 million compared to revenue of $228 million and net income of $12 million in 2006. Despite this revenue and net income growth, Allscripts’ shares, as of December 31, 2007 were trading approximately 35-40% lower than the 52-week high during 2007, after failing to meet quarterly market expectations since June 2007. Due to our stock performance and since the 2007 financial targets were not met, no cash incentives were paid to the NEOs during 2007, however, Mr. Bulkley is contractually entitled to a $50,000 cash bonus but Mr. Bulkley has voluntarily deferred the receipt of such bonus until he provides further notice to Allscripts. This column includes the compensation that would have been awarded to the respective executive officers had their target bonus, 50% of their salary, been awarded in 2007.

As is evident in the table above and based on the peer group, Allscripts executive compensation (including and excluding the target bonus) falls below the minimum total target annual compensation range, with the exception of Allscripts’ CFO. Based on Allscripts’ overall financial growth, the compensation analysis above and for other reasons summarized under “Executive Pay Policy” in this Form 10K/A, the Compensation Committee increased Allscripts’ executive salaries as described below, effective February 15, 2008, and issued restricted stock to our executives during January 2008 to bring our executive compensation packages more in line with target compensation ranges.

Base Salary. Base salaries are paid to the Company’s executive officers to compensate them for the performance of their respective job duties and responsibilities. The Committee reviews base salaries of the Company’s executive officers on an annual basis. In setting annual base salaries, the Committee takes into consideration the Company’s overall financial and operating performance in the prior year, the Company-wide target for base salary increases for all employees, market and competitive salary information, changes in the scope of an executive officer’s job responsibilities and other relevant factors. The Committee also reviews the executive officer’s performance and the performance of the divisions, business units and departments for which he or she is responsible. For the Chief Executive Officer, the Committee evaluates the Chief Executive Officer’s performance and determines the salary adjustment. For the other executive officers, the Committee receives an evaluation from the Chief Executive Officer on the executive officer’s performance and a recommendation for a salary adjustment.

Using the data compiled in the Equilar compensation study, our executive officers fall in the following salary ranges when compared to the peer group defined above using data compiled for the year ended December 31, 2006:

	CEO	CFO	President	COO
Minimum 2006 Salary	$150,000	$208,800	$206,400	$111,700
Maximum 2006 Salary	$848,800	$400,000	$450,000	$450,000
Average 2006 Salary	$494,700	$300,200	$345,100	$317,100
Allscripts 2006 Salary	$375,000	$290,000	$315,000	$290,000
Allscripts Ranking	10 of 12	8 of 12	6 of 11	8 of 11
Allscripts Percentile	15th	38th	45th	30th

Based on the annual reviews of the Company’s executive officers during 2006 and 2007 and the competitive salary information disclosed above, the Compensation Committee approved the base salary increases for the Named Executive Officers set forth below. Each salary adjustment for 2007 was effective as of January 1, 2007, with the exception of Mr. Bulkley, who has an effective date of April 24, 2007 which coincides with his hire date. The Compensation Committee determined the 2008 salary increases and stock grants based on a number of considerations, including an analysis of compensation arrangements at a number of comparable healthcare software and general software companies, the Company’s year-over-year performance in revenue growth and earnings as compared to prior years and that of other comparable companies, the relative complexity of the business challenges faced by management and the environment in which the Company competes and the absence of equity grants to many of the officers over the prior 18 months. The salary adjustments for 2008 are effective as of February 15, 2008 although, due to the fact that the Company did not meet revenue and net income targets for 2007, the NEOs have voluntarily foregone the increases until the NEOs provide further notice:

Name	2006 Salary	2007 Salary	2008 Salary
Glen E. Tullman, Chairman and Chief Executive Officer	$375,000	$475,000	$700,000
William J. Davis, Chief Financial Officer	290,000	400,000	420,000
Lee A. Shapiro, President	315,000	400,000	475,000
Benjamin E. Bulkley, Chief Operating Officer	—	400,000	420,000
Laurie A.S. McGraw, President TouchWorks business unit	245,000	290,000	325,000

Annual Employee Incentive Compensation Plan. We have one cash bonus plan, the Executive Management Bonus Plan (“EMBP”), in which NEOs participate. This plan, which is described below, provides cash compensation to NEOs only if, and to the extent that, performance conditions set by the Compensation Committee are met.

The EMBP applies to all NEOs and provides for payment ranges and targets based on attainment of three performance objectives:

1. Corporate or Business Unit revenue attainment (32% weighting)

2. Corporate or Business Unit operating income attainment (48% weighting)

3. Quarterly attainment of individual objectives (20% weighting)

Performance objectives for the EMBP are developed through a systematic process. Based on a review of business plans, management, including the NEOs, develops preliminary recommendations for Compensation Committee review. The Committee reviews management’s preliminary recommendations and establishes final financial targets and individual objectives. In establishing final targets, the Committee strives to ensure that the incentives provided pursuant to the EMBP are consistent with the strategic goals set by the Board, that the goals set based on the financial budget are sufficiently ambitious so as to provide a meaningful incentive and that bonus payments, assuming target levels of budgeted performance are attained, will be consistent with the overall NEO compensation program established by the Committee. If target levels of performances are attained, the payout is generally 50% of base salary. For 2007, the revenue goal to receive a target EMBP payout was $331 million and the operating income target, before inclusion of bonus expense, stock-based compensation expense and deal-related amortization, was $73 million.

Allscripts incentive compensation plan is designed to reward individuals for superior achievement over and above the expected, day-to-day performance of their respective job duties and responsibilities. In 2007, Allscripts’ revenue topped $280 million and its net income reached $20 million compared to revenue of $228 million and net income of $12 million in 2006. Despite this revenue and net income growth, Allscripts’ shares, as of December 31, 2007 were trading approximately 35-40% lower than the 52-week high during 2007, after failing to meet quarterly market expectations since June 2007. Due to our stock performance and since the 2007 financial targets were not met, no cash incentives were paid to the NEOs during 2007, however, Mr. Bulkley is contractually entitled to a $50,000 cash bonus but Mr. Bulkley has voluntarily deferred the receipt of such bonus until he provides further notice to Allscripts. The Committee reserves the discretion to reduce or not pay bonuses under the EMBP even when the relevant performance targets are met.

The incentive awards under the EMBP are generally determined and paid on a quarterly basis, 45 days following the end of the latest fiscal quarter. The Chief Executive Officer submits his recommendations for incentive awards for the executive officers other than himself to the Committee for their review and approval based on the ranges and targets identified in the plan, the performance measures discussed above and the Chief Executive Officer’s assessment of the individual’s achievements and objectives attainment. In accordance with the Compensation Committee charter and established practice, the quarterly cash incentive award for the Chief Executive Officer is determined solely by the Committee in closed session outside the presence of the Chief Executive Officer.

Stock-Based Awards. Under our Amended and Restated 1993 Stock Incentive Plan, the Compensation Committee may grant executive officers and other employees incentive and non-qualified stock options, restricted stock and other forms of stock-based awards. On January 1, 2006, Allscripts adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to recognize stock-based compensation expense related to all stock awards issued to employees, including options, in the statement of operations based on their fair values on the date of the grant and after applying an estimated forfeiture rate. Due to the accounting requirements mandated by the adoption of FAS 123(R), Allscripts does not expect to grant options to employees in the future, and instead, expects to use awards of restricted stock and restricted stock units as stock-based incentives to employees. The issuance of restricted stock for the Company’s executive officers is subject to the Committee’s discretion and is generally tied to the overall financial and operating performance of the Company, the individual performance of the executive officer and the performance of the business unit, department or function for which he or she is responsible. Restricted stock awards generally vest 25% on each of the first four anniversary dates from the date of grant. The holders of restricted shares, but not unvested restricted stock units, are entitled to vote and receive dividends, if any, declared and paid on the Company’s common stock.

The Committee believes its Stock Incentive Plan and the related issuance of restricted stock is consistent with its stated objective of establishing an executive compensation system program that aligns the long-term interest of our executive officers with those of our stockholders.

The Compensation Committee awarded the 2008 stock grants set forth below based on a number of considerations, including an analysis of compensation arrangements at a number of comparable healthcare software and general software companies, the Company’s year-over-year performance in revenue growth and earnings as compared to prior years and that of other comparable companies, the relative complexity of the business challenges faced by management and the environment in which the Company competes, the absence of equity grants to many of the Officers over the prior 18 months and the desirability of using equity grants to further align the interests of management with the stockholders of the Company. The Compensation Committee approved the restricted stock award grants set forth below in 2007 and 2008.

	Grant Date	Number of Shares
Glen E. Tullman	01/25/08	133,067
William J. Davis	01/25/08	33,266
Lee A. Shapiro	01/25/08	49,900
Benjamin E. Bulkley	06/19/07	21,922
	10/09/07	21,598
	01/25/08	49,900
Laurie A.S. McGraw	01/25/08	33,266

All of the foregoing awards are subject to the Company’s standard four-year vesting schedule. All equity-based awards are made by the Compensation Committee. The Committee does not delegate this responsibility to executive officers. The Compensation Committee has not selected a particular time each year in which equity-based awards are granted. There is no program, plan, or practice to time grants to our executives in coordination with the release of material non-public information. All stock option and restricted stock grants to executive officers have been in amounts approved solely by the Compensation Committee, a committee of independent directors. The exercise price of all stock option grants to executive officers has been the closing market price on the date of the grant.

Perquisites

Allscripts generally does not provide its Named Executive Officers with significant perquisites and personal benefits in excess of $10,000. However, during 2007, Allscripts reimbursed Mr. Bulkley and Ms. McGraw for the expenses incurred to relocate to the corporate office located in Chicago, Illinois.

The total perquisites provided to each NEO are described in footnote 4 to the “Summary Compensation Table” included in this Form 10K/A and includes relocation expense payments and parking expense payments.

Severance Arrangements in Employment Agreements

Allscripts has entered into severance arrangements as a component of the employment agreements with members of our senior management team, including the NEOs. These agreements provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Constructive Discharge,” as these terms are defined in the employment agreements. For our NEOs, “Constructive Discharge” includes a termination by the executive following a “Change of Control” (as defined in their respective employment agreements). A termination following a “Change of Control” generally results in the NEOs receiving additional compensation. Additional information regarding the employment agreements, including a quantification of benefits that would have been received by our NEOs had termination occurred on December 31, 2007, is found under the heading “Potential Payments upon Termination or Change-of-Control” in this Form 10K/A.

The Committee believes that these severance and change of control arrangements are an important part of overall compensation for our NEOs. The Committee believes that these agreements will help to secure the continued employment and dedication of our NEOs, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change of control. The Committee also believes that these agreements are important as a recruitment and retention device, as many of the companies with which we compete for executive talent have similar agreements in place for their senior employees.

Tax Considerations

Under Internal Revenue Code Section 162(m), a company generally may not deduct compensation in excess of $1,000,000 paid to the Chief Executive Officer and the other four most highly compensated officers. Certain “performance based compensation” is not included in compensation for purposes of the limit. The structure of Allscripts’ executive compensation program has not historically given rise to Section 162(m) concerns, although it could do so in 2008 and in future years. The Compensation Committee recognizes the desirability of preserving the deductibility of payments made to the Named Executive Officers and will continue to assess the impact of Section 162(m) on its compensation practices. However, the Compensation Committee believes that it must maintain flexibility in its approach in order to structure a program that is the most effective in attracting, motivating and retaining the Company’s key executives.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Allscripts Healthcare Solutions, Inc. oversees Allscripts’ compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 and the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE

Philip D. Green (Chairman)
M. Fazle Husain
Michael J. Kluger

SUMMARY COMPENSATION TABLE

The following table shows the total compensation of Allscripts’ Chief Executive Officer, Chief Financial Officer and President, one of the three other most highly compensated executive officers for 2007 and 2006, as well as Allscripts’ two other most highly compensated executive officers in 2007. We refer to these five individuals as “Named Executive Officers” or “NEOs” in this Form 10K/A.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Glen E. Tullman	2007	475,000	—	121,512	—	11,488	608,000
Chief Executive Officer	2006	375,000	47,084	88,007	179,060	7,950	697,101

William J. Davis,	2007	400,000	—	75,956	—	11,565	487,521
Chief Financial Officer	2006	290,000	38,040	55,001	140,165	7,520	530,726

Lee A. Shapiro	2007	400,000	—	91,137	—	13,882	505,019
President	2006	315,000	37,950	66,011	153,167	8,565	580,693

Benjamin E. Bulkley Chief Operating Officer (5)	2007	274,359	50,000	128,539	—	29,377	482,275

Laurie A.S.McGraw President, TouchWorks business unit (6)	2007	290,000	—	49,814	—	85,336	425,150

(1)	The cash bonuses paid to our Named Executive Officers in 2006 were awarded in recognition of the successful completion of the acquisition of A4 Health Systems, Inc. No cash bonuses were paid in respect of 2007, except that Mr. Bulkley is contractually entitled to a $50,000 cash bonus under his employment agreement, although Mr. Bulkley has voluntarily deferred receipt of the payment until he provides further notice.
(2)	Dollar value in the “Stock Awards” column represents the amount the Company recognized in 2006 and 2007, respectively, as expense for financial statement purposes in accordance with FAS 123(R) with respect to restricted stock awards granted in 2006 and 2007, applying the same assumptions used in the Company’s financial statements and accompanying notes; except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions. See Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the relevant assumptions used in calculating these amounts pursuant to FAS 123(R). For further information on these awards, see the “2007 Grants of Plan-Based Awards” table in this Form 10K/A.
(3)	These amounts reflect payments under our Executive Management Bonus Plan (“EMBP”) and are based upon the attainment of pre-established performance objectives. No incentive amounts were earned under the EMBP during 2007.
(4)	The amounts reported under “All Other Compensation” include relocation and parking perquisites, 401(k) matching contributions and taxable benefits for premiums paid for group life insurance as follows:

	Relocation Expense Payments ($)	Parking Expense Payments ($)	401(k) Matching Contribution ($)	Group Life Insurance Taxable Benefits ($)	Total ($)
Glen E. Tullman	—	3,468	7,750	270	11,488
William J. Davis	—	3,468	7,917	180	11,565
Lee A. Shapiro	—	3,468	10,000	414	13,882
Benjamin E. Bulkley	25,774	—	3,333	270	29,377
Laurie A.S. McGraw	77,341	867	6,948	180	85,336

(5)	Mr. Bulkley was hired as Chief Operating Officer on April 24, 2007.
(6)	Ms. McGraw was not a Named Executive Officer in 2006.

2007 GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding non-equity incentive plan awards and restricted stock awards granted in 2007 to the Named Executive Officers. With the exception of the grants of restricted stock shown below to Mr. Bulkley, no equity-based awards were made in 2007.

Name	Grant Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards ($) (1)	All Other Stock Awards: Number of Shares of Restricted Stock (#) (2)		Grant Date Fair Value of Stock Awards ($)
Glen E. Tullman	—	237,500	—		—
William J. Davis	—	200,000	—		—
Lee A. Shapiro	—	200,000	—		—
Benjamin E. Bulkley	—	200,000	—		—
	06/19/2007		21,922	(3)	572,822
	10/09/2007		21,598	(4)	576,235
Laurie A.S.McGraw	—	116,000	—		—

(1)	The amounts set forth in this column reflect the target cash incentive compensation amounts, which is 50% of annual salary for all NEOs except Ms. McGraw who had a target cash incentive payout of 40% of her annual salary and is based upon achievement of performance goals at target levels under our EMBP. The Company does not establish threshold or maximum payouts. No cash incentive payments were made under our EMBP for 2007.
(2)	The amounts set forth in this column reflect the number of shares of restricted stock granted under our Amended and Restated 1993 Stock Incentive Plan.
(3)	These shares vest in four equal annual installments beginning on April 24, 2008.
(4)	These shares vest in four equal annual installments beginning one year after the grant date.

Narrative to Summary Compensation Table and Plan-Based Awards Table

Employment Agreements

Allscripts entered into employment agreements with Messrs. Tullman and Shapiro effective July 8, 2002 and amended effective January 1, 2005 and July 7, 2006, with Mr. Davis effective October 8, 2002 and amended effective January 1, 2005 and July 7, 2006, with Mr. Bulkley effective April 24, 2007 and with Ms. McGraw effective January 31, 2003 and amended effective April 17, 2003 and July 7, 2006. In the case of Messrs. Tullman, Shapiro, Davis and Ms. McGraw, the term of the agreement will expire on December 31, 2008, but Allscripts may renew each agreement for additional one-year periods. Mr. Bulkley’s agreement has an initial term of one year, expiring April 24, 2008 but may be renewed for additional one year periods upon written notice from the Company.

Under the employment agreements, as amended, each of the Named Executive Officers are entitled to receive the following base salaries in 2008 although, due to the fact the Company did not meet financial targets for 2007, the NEOs have voluntarily foregone the increases until the NEOs provide further notice:

Name	2008 Salary
Glen E. Tullman, Chairman and Chief Executive Officer	$700,000
William J. Davis, Chief Financial Officer	420,000
Lee A. Shapiro, President	475,000
Benjamin E. Bulkley, Chief Operating Officer	420,000
Laurie A.S. McGraw, President TouchWorks business unit	325,000

Each executive is also entitled to a performance bonus subject to the sole discretion of, and based upon criteria selected by, the Chief Executive Officer, the Board of Directors or a committee of the Board of Directors. Each executive’s target performance bonus, if any, is equal to 50% of his base salary with the exception of Ms. McGraw who had a target bonus of 40% of her annual salary through 2007, but may, based on performance, exceed such amount. Under the employment agreements, as amended, with each Named Executive Officer, non-renewal of an executive’s employment agreement by Allscripts will be deemed to be a termination without

Cause. If we terminate Messrs. Tullman, Davis or Shapiro without Cause (including a non-renewal of an executive’s employment agreement by Allscripts) or if any of them terminates his employment for Constructive Discharge (as each of those terms is defined in the employment agreements) he will be entitled to severance in an amount equal to two years’ base salary. Should Mr. Bulkley be terminated without Cause (including a non-renewal of his employment agreement by Allscripts) or if Mr. Bulkley terminates his employment for Constructive Discharge (as each of those terms is defined in the employment agreements), he is entitled to one month of severance for each month of employment, up to a maximum of 12 months, paid monthly. If we terminate Ms. McGraw without Cause (including a non-renewal of her employment agreement by Allscripts) or if she terminates her employment for Constructive Discharge (as each of those terms is defined in the employment agreements), she will be entitled to severance in an amount equal to one year of base salary. Each NEO will also be entitled to any salary accrued but not yet paid as of the termination date, the unpaid performance bonus, if any, for the calendar year preceding the termination date and any performance bonus for the calendar year in which the termination date occurs (as determined and payable had there been no termination). Messrs. Tullman, Davis and Shapiro are entitled to the continuation of health benefits for a period of 24 months following the termination date and Mr. Bulkley and Ms. McGraw are entitled to the continuation of health benefits for a period of 12 months following the termination date and all NEOs are entitled to the acceleration of the vesting of all stock option or other stock awards granted with the exception of Mr. Bulkley whose employment agreement does not provide for accelerated vesting.

Under the employment agreements, as amended, following a Change of Control (as defined in the employment agreements), each of the NEOs may terminate his or her employment for Constructive Discharge or in the case of Ms. McGraw, if she is not offered a comparable job within 50 miles of her then current location. Under those circumstances, each NEO is entitled to a severance payment equal to two times his then in effect base salary and his target performance bonus, with the exception of Ms. McGraw who is entitled to a lump sum severance payment equal to one time her then in effect base salary and has no provision in her employment agreement for a bonus payment following a Change of Control. Additionally, a Change of Control triggers the acceleration of the vesting of all stock option or other stock awards granted to the NEOs. The term “Change of Control” includes changes in control of Allscripts Healthcare Solutions, Inc. or its principal subsidiary, Allscripts, LLC. In the event that any payment by us to the NEOs would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we have agreed to pay such executive an amount, net of taxes, equal to such excise tax amount.

The employment agreements also provide that each of Messrs. Tullman, Davis, Shapiro and Bulkley will not compete with Allscripts during the term of his employment and (other than in the case of a termination by Allscripts without Cause or a termination by such executive for Constructive Discharge) for two years thereafter. Ms. McGraw’s employment agreement provides that she will not compete with Allscripts during the term of her employment and (other than in the case of a termination by Allscripts without Cause or a termination by Ms. McGraw for Constructive Discharge) for one year thereafter.

For a quantification of benefits payable upon termination or a change of control, see “Potential Payments Upon Termination or Change-of-Control” in this Form 10K/A.

Restricted Stock

The Compensation Committee elected to grant Mr. Bulkley 21,922 and 21,598 restricted stock units on June 19, 2007 and October 9, 2007, respectively. The June 19, 2007 grant was communicated to Mr. Bulkley upon his April 24, 2007 hire date, but was subject to shareholder approval of an amendment to the Allscripts stock incentive plan to increase the number of shares that may be issued thereunder. Therefore, the restricted stock was approved and granted immediately following our June 19, 2007 annual meeting of shareholders using the closing stock price on June 19, 2007 of $26.13 to value the award. The June 19, 2007 stock grant vests in four equal annual installments beginning on April 24, 2008. The October 9, 2007 restricted stock grant vests 25% on each of the first four anniversaries of the grant date. In the event of a “Change of Control” of Allscripts, as defined in the Restricted Stock Award Agreements relating to such grants, vesting of the stock awards will accelerate such that the unvested portion of the awards will vest immediately. Any dividends are subject to the same restrictions as the underlying shares.

Stock Options

The Compensation Committee did not grant any stock options to the Named Executive Officers during 2007 and does not intend to grant stock options in the future.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by each of the Named Executive Officers at December 31, 2007.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Glen E. Tullman	3,889	—	$5.63	3/1/2011
President and Chief Executive Officer	125,000	—	$6.75	7/26/2011
	206,000	—	$3.53	6/24/2013
	75,000	—	$9.49	4/1/2014
	150,000	—	$10.67	12/31/2014
					21,816	(4)	423,667

William J. Davis	108,000	—	$3.53	6/24/2013
Chief Financial Officer	35,000	—	$9.49	4/1/2014
	50,000	—	$10.67	12/31/2014
					13,636	(4)	264,811

Lee A. Shapiro	50,000	—	$13.31	9/27/2010
President	25,500	—	$6.88	12/15/2010
	125,000	—	$5.63	3/1/2011
	25,000	—	$6.75	7/26/2011
	51,126	—	$3.53	6/24/2013
	35,000	—	$9.49	4/1/2014
	75,000	—	$10.67	12/31/2014
					16,362	(4)	317,750

Benjamin E. Bulkley
Chief Operating Officer					43,520	(3)	845,158

Laurie A.S. McGraw	5,903	—	$29.65	11/15/2009
President, Clinical	67	—	$27.57	8/25/2010
Solutions Group	50,000	—	$5.63	3/1/2011
	20,000	—	$6.75	7/26/2011
	59,758	—	$3.53	6/24/2013
	20,000	—	$9.49	4/1/2014
	15,000	—	$10.57	12/30/2014
	10,000	—	$10.67	12/31/2014
					9,090	(5)	176,528

Note: Multiple awards have been aggregated where the expiration date and the exercise and/or base price of the instruments are identical.

(1)	The amounts set forth in this column reflect the number of shares of unvested restricted stock granted under our Amended and Restated 1993 Stock Incentive Plan.

(2)	The amounts set forth in this column equal the number of shares of restricted stock indicated multiplied by the closing price of our common stock ($19.42) on December 31, 2007. The amounts assume all of the shares of restricted stock will vest based upon continued service.
(3)	Restricted stock was granted in two installments, 21,922 shares granted on April 24, 2007 (and approved at the annual shareholder meeting on June 19, 2007 valued at $26.13 per share, which is equal to the closing price of Allscripts stock on June 19, 2007) and 21,598 shares granted on October 9, 2007. Each issuance vests in four equal annual installments, with the June grant vesting period beginning on April 24, 2008 and the October grant vesting period beginning on the first anniversary of the October 9 Grant Date.
(4)	Restricted stock was granted in two equal annual installments, 50% on January 17, 2006 and 50% on July 17, 2006. The remaining unvested shares will vest in three equal annual installments of the respective grant date beginning on January 17, 2008.
(5)	Restricted stock was granted on January 17, 2006 and the remaining unvested shares will vest in three equal annual installments on January 17, 2008, 2009 and 2010.

2007 OPTION EXERCISES AND STOCK VESTED

The following table sets forth; (i) the number of shares of Allscripts common stock acquired during 2007 upon the exercise of stock options and the value realized upon exercise and (ii) the number of shares acquired upon vesting of restricted stock awards and the value realized upon vesting.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (3)
Glen E. Tullman	388,111	8,744,620	7,274	194,543
William J. Davis	82,000	1,894,416	4,546	121,583
Lee A. Shapiro	128,874	3,067,409	5,456	145,920
Benjamin E. Bulkley (4)	—	—	—	—
Laurie A.S. McGraw	60,242	1,433,857	3,031	86,535

(1)	Values reflect the difference between the market price of the underlying securities at exercise and the exercise price of the options.
(2)	Of the amounts shown in this column, Allscripts’ withheld the following shares to cover tax withholding obligations: Mr. Tullman—1,071 shares, Mr. Davis—669 shares, Mr. Shapiro—803 shares and Ms. McGraw—1,019 shares.
(3)	The value realized equals the fair market value of Allscripts common stock on the vesting date, multiplied by the number of shares vested.
(4)	Mr. Bulkley has no outstanding options and did not vest in any restricted stock awards during 2007 due to his hire date of April 24, 2007 and also due to our standard restricted stock awards vesting schedule in four equal annual installments, beginning one year after the grant date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The information below describes the estimated value of the potential payments that would have become payable to each Named Executive Officer assuming a termination of employment or change of control and termination of employment had occurred on December 31, 2007 based upon the closing price of Allscripts’ common stock on December 31, 2007 of $19.42, given the Named Executive Officers’ compensation as of such date. For information regarding the employment agreements with each NEO, including a description of each NEO’s rights upon termination of his or her employment under different circumstances and of the noncompetition covenants contained in the employment agreements, see “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” in this Form 10K/A.

Payments Due to Termination Without Cause by Allscripts or Constructive Discharge by Executive (Includes Non-renewal of Employment Agreement by Allscripts and excludes Change of Control)

	Base Salary ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Health Benefits ($) (3)	Outplacement Services ($)	Vesting of Stock Options ($) (4)	Vesting of Stock Awards ($) (5)
Glen E. Tullman	950,000	237,500	8,886	—	—	423,667
William J. Davis	800,000	200,000	13,686	—	—	264,811
Lee A. Shapiro	800,000	200,000	8,886	—	—	317,750
Benjamin E. Bulkley	266,667	50,000	4,443	10,000	—	—
Laurie A.S. McGraw	290,000	—	4,443	—	—	176,528

(1)	Messrs. Tullman, Davis and Shapiro are entitled to two times their respective salary as of December 31, 2007, payable over a twenty-four month period. During his first year of employment, Mr. Bulkley is entitled to 1 month of severance for each month of employment, up to twelve months, payable over a twelve-month period. Mr. Bulkley’s payout would be for eight months of employment (May—December 2007), assuming a change of control Without Cause or Constructive Discharge by Mr. Bulkley had occurred on December 31, 2007. Ms. McGraw is entitled to her current year’s base salary, payable over a twelve-month period.
(2)	Per the employment agreements, each of Messrs. Tullman, Davis and Shapiro would be entitled to his target performance bonus related to the year ended December 31, 2007. Mr. Bulkley would have been entitled to his $50,000 guaranteed bonus and Ms. McGraw would be entitled to the actual performance bonus that would have been payable to her in 2007 if her employment were terminated, in this case $0.
(3)	Messrs. Tullman, Davis and Shapiro are entitled to the continuance of 24 months of health benefits following the termination date. Mr. Bulkley and Ms. McGraw are entitled to the continuation of benefits for 12 months from the date of termination.
(4)	The termination without Cause or by Constructive Discharge allows for the acceleration of the vesting of all stock options granted. All stock options were vested as of December 31, 2005 and therefore no acceleration of options would apply to a termination at December 31, 2007.
(5)	The termination without Cause or by Constructive Discharge allows for the acceleration of the vesting of all stock awards granted with the exception of Mr. Bulkley whose employment agreement does not provide for accelerated vesting. The value of the accelerated stock awards is computed by multiplying the number of unvested shares by $19.42, the closing price of Allscripts common stock on December 31, 2007.

Payments Due to Termination Following a Change of Control

	Base Salary ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Health Benefits ($) (3)	Outplacement Services ($)	Vesting of Stock Options ($) (4)	Vesting of Stock Awards ($) (5)
Glen E. Tullman	950,000	475,000	8,886	—	—	423,667
William J. Davis	800,000	400,000	13,686	—	—	264,811
Lee A. Shapiro	800,000	400,000	8,886	—	—	317,750
Benjamin E. Bulkley	800,000	400,000	4,443	10,000	—	845,158
Laurie A.S. McGraw	290,000	—	4,443	—	—	176,528

(1)	Messrs. Tullman, Davis, Shapiro and Bulkley are entitled to a lump sum payment of two times their respective salary as of December 31, 2007. Ms. McGraw is entitled to a lump sum payment totaling her base salary as of December 31, 2007.
(2)	Per their employment agreements, Messrs. Tullman, Davis, Shapiro and Bulkley are entitled to twice their target performance bonus related to the year ended December 31, 2007. Ms. McGraw has no provision in her employment agreement for a bonus payment upon a Change of Control.

(3)	Messrs. Tullman, Davis, and Shapiro are entitled to the continuance of 24 months of health benefits following the termination date. Mr. Bulkley and Ms. McGraw are entitled to the continuance of 12 months of health benefits following the termination date.
(4)	The termination due to Change of Control allows for the acceleration of the vesting of all stock options granted. All stock options were vested as of December 31, 2005 and therefore no acceleration of options would apply to a termination at December 31, 2007.
(5)	The termination due to Change of Control allows for the acceleration of the vesting of all stock awards granted. The market value of the accelerated stock awards is computed by multiplying the number of unvested shares by $19.42, the closing price of Allscripts common stock on December 31, 2007.

Payments Due to Termination With Cause by Allscripts, Upon Non-renewal by Executive or by Death or Disability

There were no accrued but unpaid salary amounts and no accrued but unpaid performance bonus at December 31, 2007 and therefore, there would have been no payments made to the executives assuming a termination With Cause on December 31, 2007.

Change of Control Without a Termination Event

Under award agreements held by the Named Executive Officers, all unvested stock options and restricted stock awards will immediately vest upon the occurrence of a Change of Control (as defined in the award agreement). The first two tables above set forth the value at December 31, 2007 of the acceleration of unvested restricted stock held by the Named Executive Officers, which is determined by multiplying the unvested shares by $19.42, the closing price of Allscripts common stock on December 31, 2007.

DIRECTOR COMPENSATION

Each non-employee director is paid $1,500 for each Board of Directors meeting attended in person, and each director is reimbursed for travel expenses incurred when attending meetings. Under our Amended and Restated 1993 Stock Incentive Plan, directors who are not Allscripts employees are eligible to receive stock awards in the form of stock options, restricted stock or restricted stock units at the discretion of the Board of Directors or the Compensation Committee. Mr. Tullman, who is our Chairman and Chief Executive Officer, does not receive any additional compensation for services as a director.

2007 Non-Employee Director Compensation Table

The table below summarizes compensation for non-employee directors during 2007.

	Year	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(3)(4)	Total ($)
Robert A. Compton	2007	4,500	24,907	29.407
Marcel L. “Gus” Gamache	2007	4,500	18,692	23,192
Bernard Goldstein	2007	6,000	12,462	18,462
Philip D. Green	2007	6,000	12,462	18,462
M. Fazle Husain	2007	6,000	12,462	18,462
Michael J. Kluger	2007	6,000	18,677	24,677
John P. McConnell (5)	2007	3,000	—	3,000

(1)	This column reports the amount of cash compensation earned in 2007. Each non-employee director receives a fee of $1,500 for attendance at Board meetings. No fees are paid for telephonic meetings. We reimburse each non-employee director for expenses associated with attending Board and committee meetings and other Board-related activities.

(2)	The dollar value represents the amount Allscripts recognized for financial statement reporting purposes in 2007 in accordance with Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (FAS 123(R)) for restricted stock awards granted on January 17, 2006, applying the same assumptions used in the Company’s financial statements and accompanying notes; except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions. The restricted stock awards vest 25% on each of the first four anniversary dates from the grant date. Such awards become fully vested in the event of a “Change of Control” of Allscripts, as defined in the Restricted Stock Award Agreements relating to such grants, and, as to each director, in the event such director is not re-elected to the Allscripts Board of Directors. Any dividends are subject to the same restrictions as the underlying shares. All shares of restricted stock issued to a director are included in such director’s beneficial ownership of Allscripts common stock, as of April 11, 2008, with the exception of John McConnell, who resigned from the board on March 17, 2008 and is excluded from the beneficial ownership table included in Item 12 below. See Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding the application of FAS 123(R).
(3)	The following table displays the restricted stock held by non-employee directors as of December 31, 2007:

	Grant Date of Stock Award	Shares of Restricted Stock(#)	Grant Date Fair Value($)
Robert A. Compton	1/17/2006	6,060	99,626
Marcel L. “Gus” Gamache	1/17/2006	4,545	74,720
Bernard Goldstein	1/17/2006	3,030	49,813
Philip D. Green	1/17/2006	3,030	49,813
M. Fazle Husain	1/17/2006	3,030	49,813
Michael J. Kluger	1/17/2006	4,545	74,720

(4)	The table in footnote 3 shows the aggregate number of shares of restricted stock held by each non-employee director as of December 31, 2007. Mr. McConnell did not hold any shares of restricted stock. The aggregate number of options held by each non-employee director as of December 31, 2007 was as follows:

Number of Options Outstanding as of December 31, 2007
Robert A. Compton	35,000
Marcel L. “Gus” Gamache	50,000
Bernard Goldstein	55,000
Philip D. Green	70,200
M. Fazle Husain	—
Michael J. Kluger	90,000
John P. McConnell	—

(5)	Mr. McConnell submitted his letter of resignation on March 17, 2008 and is no longer serving on the Allscripts Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Allscripts common stock beneficially owned as of April 11, 2008 by:

•	our “Named Executive Officers” or “NEOs”;

•	each director;

•	all directors and executive officers as a group; and

•	each stockholder that we know to own beneficially more than 5% of Allscripts common stock based on information filed with the Securities and Exchange Commission.

Beneficial ownership is a technical term broadly defined by the Securities and Exchange Commission (“SEC”) to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares that the holder can vote or transfer and stock options and warrants that are exercisable currently or become exercisable within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding Allscripts common stock owned by a particular stockholder, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage of ownership is based on 57,099,705 total shares of Allscripts common stock outstanding as of April 11, 2008. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

Named Executive Officers and Directors (1)	Shares of Common Stock Beneficially Owned(2)(3)	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class
Glen E. Tullman	437,471	559,889	997,360	1.7
William J. Davis	27,513	193,000	220,513	*
Lee A. Shapiro	36,643	389,959	426,602	*
Benjamin E. Bulkley	—	5,481	5,481	*
Laurie A.S. McGraw	16,409	180,728	197,137	*
Robert A. Compton	53,420	35,000	88,420	*
Marcel L. “Gus” Gamache	4,545	50,000	54,545	*
Bernard Goldstein	113,028	—	113,028	*
Philip D. Green	28,940	70,200	99,140	*
M. Fazle Husain	40,177	—	40,177	*
Michael J. Kluger	30,745	90,000	120,745	*
All directors and executive officers as a group (15 persons)	876,780	1,866,102	2,742,882	4.7

5% Stockholders	Shares of Common Stock Beneficially Owned	Percent of Class
Waddell & Reed Financial Inc. (4)	5,401,275	9.5
FMR LLC (5)	4,718,022	8.3
Franklin Resources, Inc. (6)	3,125,700	5.5

*	Amount represents less than 1% of our common stock.
(1)	Unless otherwise set forth in the following footnotes, the address of each beneficial owner is 222 Merchandise Mart Plaza, Suite 2024, Chicago, IL 60654.
(2)	Includes unvested shares of restricted stock awards that are subject to risk of forfeiture as follows: Mr. Tullman—18,180 shares; Mr. Davis—11,363 shares; Mr. Shapiro—13,635 shares; Ms. McGraw— 6,060 shares; Mr. Compton—3,029 shares; Mr. Gamache—2,271 shares; Mr. Goldstein—1,514 shares; Mr. Green—1,514 shares; Mr. Husain—1,514 shares; and Mr. Kluger—2,272 shares; and all directors and executive officers as a group (15 persons)—80,035.
(3)	Beneficial ownership does not include unvested shares of restricted stock units as follows: Mr. Tullman—133,067 shares; Mr. Davis—33,266 shares; Mr. Shapiro—49,900 shares; Mr. Bulkley—93,420 shares (although 5,481 of these shares are exercisable within 60 days); Ms. McGraw—33,266 shares; and all directors and executive officers as a group (15 persons)—403,891.
(4)	Based upon information contained in a Schedule 13G filed with the SEC on February 1, 2008, Waddell & Reed Financial Inc. and related entities have sole voting and dispositive power with respect to 5,401,275 shares as of December 31, 2007. The address for Waddell & Reed Financial Inc. is 6300 Lamar Avenue, Overland Park, KS 66202.
(5)	Based upon information contained in a Schedule 13G filed with the SEC on March 10, 2008, FMR LLC and related entities have sole voting power with respect to 1,600 shares and sole dispositive power with respect to 4,718,022 shares as of February 29, 2008. The address for FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(6)	Based upon information contained in a Schedule 13G filed with the SEC on February 4, 2008, Franklin Resources, Inc. and related parties have sole voting power with respect to 3,118,700 shares and sole dispositive power with respect to 3,125,700 shares as of December 31, 2007. The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 about Allscripts common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans, including our Amended and Restated 1993 Stock Incentive Plan and our 2001 Non-statutory Stock Option Plan. Stockholders did not approve the 2001 Non-statutory Stock Option Plan, which is described below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	2,834,457	$9.07	1,350,518	(2)
Equity compensation plans not approved by security holders	1,013,124	$4.82	124,146
Total (1)	3,847,581	$7.79	1,474,664

(1)	Excludes 184,757 shares subject to options outstanding pursuant to the ChannelHealth Incorporated 1999 Stock Option Plan, which we assumed in connection with our 2001 acquisition of ChannelHealth Incorporated (the “ChannelHealth Options”). The ChannelHealth Options have a weighted-average exercise price of $29.83 per share.
(2)	Number of shares available for issuance under the Amended and Restated 1993 Stock Incentive Plan. Awards available for issuance include options, stock appreciation rights, restricted stock and restricted stock units.

2001 Non-statutory Stock Option Plan

The Board originally adopted the 2001 Non-statutory Stock Option Plan (the “2001 Plan”) on January 31, 2001 and amended the Plan from time to time prior to June 30, 2003. The 2001 Plan was not approved by our stockholders. The 2001 Plan will terminate on January 31, 2011. Currently, the Board of Directors may amend or terminate the 2001 Plan at any time, subject to Nasdaq stockholder approval requirements. Under the 2001 Plan, the Compensation Committee may grant stock options to key individuals performing services for us, including employees (other than officers or directors), consultants and independent contractors.

Since its inception, 4,500,000 shares of common stock have been reserved for issuance under the 2001 Plan. At December 31, 2007, there were 1,013,124 shares of common stock reserved for issuance upon exercise of options and 124,146 shares available for future issuance under the 2001 Plan. The number of shares underlying options made to any one participant in a calendar year may not exceed 1,000,000 shares. The number of shares that can be issued and the number of shares subject to outstanding options may be adjusted in the event of a stock split, stock dividend, recapitalization or other similar event affecting the number of shares of our outstanding common stock.

The Compensation Committee administers the 2001 Plan. Subject to the specific provisions of the 2001 Plan, the Compensation Committee determines award eligibility, timing, amount and terms of the options. The Compensation Committee also interprets the 2001 Plan, establishes rules and regulations under the 2001 Plan and makes all other determinations necessary or advisable for the 2001 Plan’s administration. Options under the 2001 Plan must be nonqualified stock options. The Compensation Committee may specify any period of time following the date of grant during which options are exercisable, so long as the exercise period is not more than 10 years. Upon exercise, the option holder may pay the exercise price in such form as the Compensation Committee shall provide. Unless otherwise permitted by the Internal Revenue Code and Rule 16b-3 under the Securities Exchange Act of 1934 and approved in advance by the Compensation Committee, an option under the 2001 Plan may not be sold, assigned or otherwise transferred during its holder’s lifetime.

Item 13. Certain Relationships and Related Transactions and Director Independence

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We refer to transactions with these related persons as “related party transactions.” In accordance with our written policy, the Audit Committee is responsible for the review and approval of each related party transaction exceeding $120,000. The Audit Committee considers all relevant factors when determining whether to approve a related party transaction including, without limitation, whether the terms of the proposed transaction are at least as favorable to us as those that might be achieved with an unaffiliated third party. Among other relevant factors, the Audit Committee considers the following:

•	the size of the transaction and the amount of consideration payable to a related person;

•	the nature of the interest of the applicable executive officer, director or 5% stockholder in the transaction;

•	whether the transaction may involve a conflict of interest;

•	whether the transaction involves the provision of goods or services to us that are available from unaffiliated third parties; and

•

whether the proposed transaction is on terms and made under circumstances that are at least as favorable to us as would be available in comparable transactions with or involving unaffiliated third parties.

All related party transactions below have been approved by the Audit Committee in conjunction with our policy described above with the exception of the ECIN acquisition which was approved by a special committee of the Board of Directors.

Glen Tullman, Allscripts’ Chief Executive Officer and a member and chairman of Allscripts’ Board of Directors, was the Chairman of ECIN’s board of directors and a stockholder of ECIN holding approximately 2.33% of ECIN’s common stock on a fully diluted basis at the time Allscripts’ acquisition of ECIN was consummated. Mr. Tullman received the same per share consideration as the other selling stockholders of ECIN (equaling approximately 2.33% of the total consideration being paid to equityholders of ECIN).

Glen Tullman, Allscripts’ Chief Executive Officer, served on the Advisory Board of Acquirent, LLC, a telemarketer and a reseller of our e-prescribing solution through December 31, 2007. During the years ended December 31, 2007 and 2006, we paid $33,000 and $149,000, respectively, to this company and had $0 and $34,000 accrued as of December 31, 2007 and 2006, respectively.

The Chief Executive Officer and Chairman of the Board of A4 Health Systems, Inc. (“A4”) prior to Allscripts’ acquisition of A4 became one of our directors in connection with the acquisition of A4, although he resigned from Allscripts’ board in March 2008. Such director also serves on the board of directors of Med3000,

Inc. (“Med3000”) and has an ownership interest of approximately 8% in Med3000. Allscripts has a license and distribution agreement with Med3000 pursuant to which Med3000 possesses the right to market, resell and sublicense Allscripts’ electronic health record solutions to its customers. As of December 31, 2007, Med3000 has agreed to purchase from Allscripts approximately $2,558,000 of hardware, software and related services. For the year ended December 31, 2007, Allscripts recognized $425,000 of revenue under such contracts. As of December 31, 2007, Allscripts had $217,000 in accounts receivable with Med3000. As of December 31, 2006, Med3000 has agreed to purchase from Allscripts approximately $1,650,000 of hardware, software and related services. For the year ended December 31, 2006, Allscripts recognized $1,062,000 of revenue under such contracts. As of December 31, 2006, Allscripts had $321,000 in accounts receivable with Med3000.

Warren Tullman, the brother of our Chief Executive Officer, Glen E. Tullman, is employed as a Senior Vice President at Allscripts. During 2007, Mr. Warren Tullman received compensation including a base salary of $140,000, commission payments totaling $204,700 and was granted 1,115 shares of restricted stock.

Director Independence

Each of our directors other than Mr. Tullman qualifies as “independent” in accordance with Nasdaq. The Nasdaq definition of independence includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. As required by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by each director and by Allscripts with regard to each director’s business and personal activities as they may relate to Allscripts and Allscripts’ management. With respect to Mr. Compton, the Board considered that he serves as Chairman of the Board of an e-mail marketing solutions company to which Allscripts has paid less than $105,000 during each of the last two years. In addition, with respect to Mr. Goldstein, Mr. Compton and Mr. Green, the Board considered that each of these directors held an investment of less than 0.1% in ECIN, which was acquired by Allscripts on December 31, 2007. The Board of Directors concluded that each of Mr. Compton, Mr. Gamache, Mr. Goldstein, Mr. Green, Mr. Husain and Mr. Kluger are independent within the meaning of independence under the listing standards of Nasdaq. Allscripts’ Corporate Governance Guidelines require the independent members of the Board of Directors to meet at least twice per year in executive sessions without management.

Item 14. Principal Accountant Fees and Services

The Audit Committee has re-appointed Grant Thornton LLP as Allscripts’ independent registered public accounting firm to audit and report on the financial statements and internal control over financial reporting for the fiscal year ending December 31, 2008.

Disclosure of Independent Accountant Fees

The following table shows the fees billed for audit, audit-related, tax and all other services rendered in 2007 and 2006 by Grant Thornton LLP, our principal independent public accountants for these years:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit fees (a)	$776,877	$651,946
Audit-related Fees	—	—
Tax fees	—	—
All other fees	—	—

	$776,877	$651,946

(a)	Audit fees

Audit fees include fees for the audit of the annual financial statements, the audit of internal control over financial reporting, the reviews of financial statements included in Allscripts’ quarterly Form 10-Qs, fees in connection with our Form S-3 filings and fees related to our acquisition of ECIN and A4.

Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of the following four categories of service to the Audit Committee for approval.

1. Audit services include audit work performed on the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2. Audit-related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent auditor’s tax personnel, including tax analysis, assisting with coordination of execution of tax related activities primarily in the area of corporate development, supporting other tax related regulatory requirements, and tax compliance and reporting.

4. Other fees are those associated with services not captured in the other categories. As a general matter, Allscripts no longer requests such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves independent auditor services within each category. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budgeted fees periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) List of Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2008.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 25, 2008 by the following persons on behalf of the Registrant in the capacities indicated.

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