Form 10-Q
period 2008-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2008-05-12
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 57,055,096 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,721	$43,785
Marketable securities	10,196	5,759
Accounts receivable, net of allowances of $5,199 and $4,190 at March 31, 2008 and December 31, 2007, respectively	80,997	81,351
Deferred taxes, net	17,700	16,650
Inventories	6,300	4,178
Prepaid expenses and other current assets	19,534	17,401

Total current assets	178,448	169,124
Long-term marketable securities	7,464	13,459
Fixed assets, net	21,209	18,238
Software development costs, net	25,509	24,115
Intangible assets, net	104,070	107,503
Goodwill	240,545	240,452
Other assets	4,498	5,252

Total assets	$581,743	$578,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,284	$15,911
Accrued expenses	18,753	17,266
Accrued acquisition obligation	—	8,946
Accrued compensation	4,862	5,441
Deferred revenue	55,589	45,940
Current portion of long-term debt	285	279
Other current liabilities	—	274

Total current liabilities	93,773	94,057
Long-term debt	135,089	135,162
Deferred taxes, net	8,236	6,179
Other liabilities	2,198	2,105

Total liabilities	239,296	237,503
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 56,948 issued and outstanding at March 31, 2008; 56,918 issued and outstanding at December 31, 2007	569	569
Additional paid-in capital	855,203	853,402
Accumulated deficit	(513,162)	(513,242)
Accumulated other comprehensive loss	(163)	(89)

Total stockholders’ equity	342,447	340,640

Total liabilities and stockholders’ equity	$581,743	$578,143

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Software and related services	$58,618	$51,240
Prepackaged medications	9,595	10,229
Information services	3,876	3,553

Total revenue	72,089	65,022
Cost of revenue:
Software and related services	25,919	22,382
Prepackaged medications	7,613	8,308
Information services	2,516	2,059

Total cost of revenue	36,048	32,749
Gross profit	36,041	32,273
Operating expenses:
Selling, general and administrative expenses	31,393	22,374
Amortization of intangibles	3,439	2,576

Income from operations	1,209	7,323
Interest expense	(1,644)	(933)
Interest income	570	1,049
Other expense, net	(5)	(12)

Income from operations before income taxes	130	7,427

Provision for income tax	50	2,960

Net income	$80	$4,467

Net income per share—basic	$0.00	$0.08

Net income per share—diluted	$0.00	$0.08

Weighted-average shares outstanding used in computing basic net income per share	56,503	54,639

Weighted-average shares outstanding used in computing diluted net income per share	57,503	64,462

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$80	$4,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,721	4,440
Stock-based compensation expense	1,959	656
Realized loss on investments	5	12
Provision for doubtful accounts	1,014	818
Deferred taxes	1,007	2,960
Changes in operating assets and liabilities:
Accounts receivable	(660)	(2,692)
Inventories	(2,122)	(1,010)
Prepaid expenses and other assets	(582)	(2,280)
Accounts payable	(1,627)	(1,709)
Accrued expenses	283	3,021
Accrued compensation	(579)	(5,473)
Deferred revenue	9,649	8,013
Other current liabilities	(218)	(14)

Net cash provided by operating activities	14,930	11,209
Cash flows from investing activities:
Capital expenditures	(4,272)	(1,494)
Capitalized software	(3,518)	(4,974)
Purchase of marketable securities	—	(9,111)
Maturities of marketable securities	1,479	3,904
Net payments for purchase of Extended Care Information Systems, Inc.	(8,976)	—
Net payments for purchase of A4 Health Systems, Inc.	—	(265)

Net cash used in investing activities	(15,287)	(11,940)
Cash flows from financing activities:
Proceeds from exercise of common stock options	118	2,224
Proceeds from employee stock purchase plan, net	175	267

Net cash provided by financing activities	293	2,491

Net increase (decrease) in cash and cash equivalents	(64)	1,760
Cash and cash equivalents, beginning of period	43,785	42,461

Cash and cash equivalents, end of period	$43,721	$44,221

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on February 29, 2008. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year. Certain of the 2007 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

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

As of March 31, 2008 and December 31, 2007, there was $15,213 and $18,400, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	March 31, 2008	December 31, 2007
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts and included in the software and related services segment	$21,365	$25,669
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts and included in the software and related services segment	31,314	15,623
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ physicians interactive business unit and included in the information services segment	2,910	4,648

Total deferred revenue	$55,589	$45,940

3. Business Combinations

Misys Healthcare Systems, LLC

On March 17, 2008, Allscripts entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Misys plc (“Misys”), a public limited company incorporated under the laws of England and Wales, Misys Healthcare Systems, LLC (“MHS”), a North Carolina limited liability company and wholly-owned indirect subsidiary of Misys and Patriot Merger Company, LLC, a North Carolina limited liability company and wholly-owned subsidiary of Allscripts (“Patriot”).

The Merger Agreement provides for (i) the purchase by Misys or its affiliated designee of either approximately 18,957 or 18,857 shares of Allscripts common stock for $17.50 per share or a minimum of $330,000 (“the Share Purchase”) and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company (the “Merger” and together with the Share Purchase, the “Transactions”). At the effective time of, and as a result of the Merger, each issued and outstanding limited liability company interest of MHS shall be cancelled and converted into the right to receive that number of newly issued shares of Allscripts common stock that, together with the shares of Allscripts common stock to be purchased by Misys or its affiliated designee in the Share Purchase, shall equal 54.5% of the aggregate number of Allscripts fully-diluted shares. Pursuant to the Merger Agreement, Allscripts will declare and pay a special cash dividend of $330,000, in the aggregate, to holders of Allscripts common stock as of the close of business on the business day immediately prior to the date on which the Merger is consummated.

Consummation of the Transactions is subject to various conditions, including, without limitation, the approval by the stockholders of the Company and the shareholders of Misys, respectively, no legal impediment, the receipt of required regulatory approvals, the absence of a material adverse effect on the Company and MHS, and, unless Misys makes the tax election specified in the Merger Agreement, the receipt of an opinion from legal counsel that the Merger constitutes a tax-free reorganization under Section 368(a) of the Internal Revenue Code. There is not a financing condition to the consummation of the Transactions.

Extended Care Information Network, Inc.

On December 31, 2007, Allscripts completed its acquisition of Extended Care Information Network, Inc. (“ECIN”), for a total of $93,525 (which includes repayment of ECIN’s indebtedness and transaction expenses). ECIN is a provider of hospital care management and discharge planning solutions. In connection with the ECIN acquisition, Allscripts created a new hospital solutions group designed to provide products and services under one umbrella, combining ECIN with Allscripts’ existing emergency department information systems and its care management solution, Canopy.

The ECIN acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

The results of operations of ECIN are included in the accompanying consolidated statements of operations for the three months ended March 31, 2008. The total purchase price for the acquisition, subject to finalization of the working capital adjustment as defined in the merger agreement, is $93,525 and is broken down as follows:

Cash paid for acquisition of ECIN (includes consideration to shareholders, payment of ECIN indebtedness and certain ECIN transaction costs)	$90,000
Preliminary net working capital payment	2,870
Acquisition-related transaction costs	655

Total preliminary purchase price	$93,525

The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the ECIN acquisition.

The purchase price has been allocated as follows:

Acquired cash	$5,723
Accounts receivable, net	3,065
Prepaids and other current assets	667
Fixed assets and other long-term assets	3,876
Goodwill	63,337
Intangible assets	31,170
Deferred tax liability, net	(9,746)
Accounts payable and accrued liabilities	(1,989)
Deferred revenue	(2,261)
Other liabilities	(317)

Net assets acquired	$93,525

Goodwill was determined based on the residual difference between the purchase cost and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were ECIN’s history of profitability and high operating margins, strong sales force and overall employee base, and leadership position in the healthcare information technology market. We have allocated $63,337 to goodwill and $31,170 to intangible assets. Of the $31,170 intangible assets acquired, $11,620 was assigned to developed technology rights with a useful life of 7 years, $750 was assigned to trade names with a useful life of 18 months, $11,680 was assigned to customer relationships with hospitals with a useful life of 20 years, $4,370 was assigned to customer relationships with extended care facilities with a useful life of 15 years and $2,750 was assigned to ECIN’s sales backlog with a useful life of 54 months.

The following unaudited pro forma information for Allscripts assumes the ECIN acquisition occurred on January 1, 2007. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of income had the ECIN acquisition occurred on January 1, 2007, nor of future results of operations. The unaudited pro forma results for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Total revenue	$72,089	$73,257
Net income	$80	$4,522
Earnings per share:
Basic	$0.00	$0.08
Diluted	$0.00	$0.07

The unaudited pro forma information for the three months ended March 31, 2007 include the following adjustments:

•	Increase to amortization expense of $912 related to management’s estimate of the fair value of intangible assets acquired as a result of the ECIN acquisition.

•	Decrease to interest income of $467 as a result of lower cash, cash equivalents and marketable securities balances assuming the acquisition of ECIN occurred on January 1, 2007.

•

Increase to interest expense of $711 as a result of assuming the $50,000 of long-term debt incurred in connection with the ECIN acquisition was incurred on January 1, 2007. This increase in interest expense is offset by a decrease in interest expense of $275 due to Allscripts paying the balance of ECIN’s long-term debt in connection with the ECIN acquisition, which is assumed to have taken place on January 1, 2007.

•	A decrease in revenue of $258 relating to the timing of deferred revenue purchase accounting adjustments.

•	An increase to the tax provision of $54 to reflect a 40% tax provision for 2007 on a pro forma basis.

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

The purchase price of $11,685 has been recorded as of March 31, 2008 and has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s best estimates of the current fair values. A total of approximately $2,429 has been allocated to goodwill and $8,846 has been allocated to intangible assets with the remaining value attributed to tangible assets. Of the $8,846 intangible assets acquired, $7,280 was assigned to customer relationships with a useful life of 20 years, $1,260 was allocated to developed technology rights with an estimated useful life of 8 years and $306 was assigned to transition services with a useful life of 1 year. The results of operations of SourceMedical have been included in the accompanying consolidated statements of operations from the date of the SourceMedical acquisition. The Source Medical acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

4. Stock-Based Compensation

Impact of the Adoption of SFAS 123(R)

Allscripts elected to adopt the modified prospective application transition method as permitted by SFAS 123(R). Accordingly, during the three months ended March 31, 2008 and 2007, Allscripts recorded stock-based compensation cost in accordance with SFAS 123(R) as follows:

	Three Months Ended March 31,
	2008	2007
Stock-based compensation:
Restricted stock	$1,955	$584
Stock options	4	72

Total stock-based compensation	$1,959	$656

Effect on net income, net of tax	$1,195	$394

Effect on net income per share:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

Stock Options

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2008 and 2007, the unrecorded deferred stock-based compensation balance related to stock options was $32 and $137, respectively, after estimated forfeitures. Allscripts did not grant any stock options during the three months ended March 31, 2008 or 2007.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2006	5,532	$7.81	5,485	$7.80
Options granted	—	$—
Options exercised	(1,915)	$4.85
Options forfeited	(62)	$29.00

Balance at December 31, 2007	3,555	$9.02	3,550	$9.02
Options granted	—	$—
Options exercised	(28)	$4.28
Options forfeited	(19)	$23.62

Balance at March 31, 2008	3,508	$8.94	3,504	$8.93

The aggregate intrinsic value of stock options outstanding as of March 31, 2008 was $13,479, which is based on Allscripts’ closing stock price of $10.32 as of March 31, 2008. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested and exercisable stock options as of March 31, 2008 was 3,504, with an intrinsic value of $13,479.

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $106. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2008 was $118 net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

Restricted Stock Awards and Units

During the three months ended March 31, 2008, management awarded 436 shares of restricted stock units to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with a weighted average fair value of $15.04 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited. As of March 31, 2008, 1,701 restricted stock awards and units combined had been awarded, of which 1,246 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of March 31, 2008, $16,770 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock outstanding at March 31, 2008 and changes during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2007	941	$21.65
Awarded	436	$15.04
Vested	(78)	$17.62
Forfeited	(47)	$22.19

Unvested restricted stock at March 31, 2008	1,252	$19.58

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

Allscripts treats the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). During the three months ended March 31, 2008 and 2007, 18 and 10 shares were issued under the ESPP which resulted in $175 and $267 in net proceeds, respectively.

5. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at March 31, 2008 and December 31, 2007 consist of cash and money market funds with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	December 31,
	March 31, 2008	December 31, 2007
Cash and cash equivalents:
Cash	$41,260	$43,017
Money market funds	2,461	768

	43,721	43,785
Short-term marketable securities:
Corporate debt securities	10,196	5,759

	10,196	5,759
Long-term marketable securities:
U.S. government and agency debt obligations	2,591	2,724
Corporate debt securities	4,873	10,735

	7,464	13,459

Total cash, cash equivalents and marketable securities	$61,381	$63,003

6. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$80	$4,467
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(74)	23

Comprehensive income	$6	$4,490

The components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on Allscripts marketable securities. The components of the net unrealized loss on marketable securities, net of tax, are as follows:

	March 31, 2008	December 31, 2007
Short-term marketable securities:
Gross unrealized gains	$5	$—
Gross unrealized losses	(18)	(1)

Net short-term unrealized gains	(13)	(1)
Long-term marketable securities:
Gross unrealized gains	32	9
Gross unrealized losses	(93)	(97)

Net long-term unrealized losses	(61)	(88)

Total net unrealized losses on marketable securities	($74)	($89)

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

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2008	2007
Net earnings available for diluted per-share calculation:
Net income	$80	$4,467
Interest expense on 3.5% Senior Convertible Notes, net of tax	—	523

Net earnings available for diluted per-share calculation	$80	$4,990

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding:
Basic weighted average common shares	56,503	54,639
Dilutive effect of options and restricted stock awards	1,000	2,494
Dilutive effect of 3.50% Senior Convertible Debentures	—	7,329

Diluted weighted average common shares	57,503	64,462

Under the provisions of EITF 04-8, the as-if converted 7,329 shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were excluded from the three months ended March 31, 2008 as the effects were anti-dilutive.

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

On May 28, 2007, Allscripts entered into an Option Purchase Agreement (the “Option Agreement”) with Medem. Pursuant to the Option Agreement, Allscripts sold to Medem the irrevocable three-year option held by Allscripts for a total purchase price of $2,592. The fair value of the three-year option was estimated at approximately $200 at the time of investment on August 18, 2004 and the sale of the option resulted in a gain of approximately $2,392.

As of March 31, 2008, Allscripts owns 2,338 shares, or 18.7%, of Medem’s Series A Voting Common Stock and 91 shares, or 4.6%, of Medem’s Series B Common Stock (combined 16.8% equity ownership). Allscripts’ total investment in Medem is $2,900 under the cost basis of accounting as of March 31, 2008 and December 31, 2007 and is recorded in other assets on the consolidated balance sheets.

9. Long-Term Debt and Bank Credit Facility

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. The Notes were convertible during the quarter ended March 31, 2007 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on each fiscal quarter end date but were not convertible during the quarter ended March 31, 2008. No notes were converted as of March 31, 2008. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. Upon conversion, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

On December 31, 2007, Allscripts and its subsidiaries entered into a new credit agreement the (“Credit Facility”) with JPMorgan Chase Bank, N.A., as sole administrative agent, which provides for a total unsecured commitment of $60,000 and matures on January 1, 2012. The Credit Facility is available in the form of letters of credit and revolving loans. As of March 31, 2008 and December 31, 2007, $50,000 in borrowings were outstanding and $0 in letters of credit were outstanding under the Credit Facility. The proceeds received by Allscripts under the Credit Facility were used to partially finance the acquisition of ECIN described in Note 3. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis. The interest rate for the Credit Facility will initially bear interest at LIBOR plus 0.80% and thereafter will be based upon Allscripts’ leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year, commencing with the date of delivery of Allscripts’ financial statements for the fiscal quarter ending June 30, 2008, pursuant to the terms of the Credit Facility.

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

Long-term debt outstanding as of March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
3.5% Senior convertible debt	$82,500	$82,500
Long-term revolving Credit Facility, LIBOR plus 0.80% interest	50,000	50,000
7.85% Secured promissory note	2,874	2,941

Total debt	135,374	135,441
Less: Current portion of long-term debt	285	279

Total long-term debt, net of current portion	$135,089	$135,162

Interest expense for the three months ended March 31, 2008 and 2007 was $1,495 and $784, respectively, and $149 in debt issuance cost amortization for both periods.

10. Income Taxes

Allscripts adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recorded an approximate $273 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of goodwill in relation to the A4 acquisition on March 2, 2006. As of January 1, 2007, the gross amount of unrecognized tax benefits was $6,400 of which $6,400 was recorded as a reduction to certain tax carryovers. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,600. All remaining amounts would be adjustments to goodwill.

Allscripts recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense and have also accrued amounts as adjustments to goodwill. Allscripts had approximately $1,300 in interest and penalties related to unrecognized tax benefits accrued as of March 31, 2008. It is unlikely that the balance of the unrecognized tax benefits will change in any material amount in the next 12 months.

Allscripts and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. Tax years 1993 and forward remain open for examination for federal tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at March 31, 2008 will remain subject to examination until the respective tax year is closed. The statute is similarly open for state income tax purposes.

At December 31, 2007 and 2006, Allscripts had operating loss carryforwards available for federal income tax reporting purposes of approximately $207,740 and $208,223, respectively. The operating loss carryforwards expire between the tax years ending 2008 through 2026. Allscripts’ ability to utilize these operating loss carryforwards to offset future taxable income is dependent on a variety of factors, including possible limitations pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common stock, stock options, warrants and convertible preferred stock.

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

	For the Three Months Ended March 31,
	2008	2007
Revenue:
Software and related services	$58,618	$51,240
Prepackaged medications	9,595	10,229
Information services	3,876	3,553

Total revenue	$72,089	$65,022

Income from operations:
Software and related services	$14,624	$14,211
Prepackaged medications	1,222	1,229
Information services	349	459
Unallocated corporate	(14,986)	(8,576)

Income from operations	1,209	7,323
Interest income, interest expense, and other income (expense), net	(1,079)	104

Income from operations before income taxes	$130	$7,427

12. Fair Value of Financial Instruments

On January 1, 2008, Allscripts adopted SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations or cash flow, Allscripts is now required to provide additional disclosures as part of its financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The estimated fair values of cash equivalents and available-for-sale securities reported in the consolidated financial statements have been determined using Level 1 which represents quoted prices in active markets for identical assets.

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

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2008	2007
	March 31	Dec. 31	Sept. 30	June 30	March 31
Software and related services	$58,618	$57,767	$58,985	$54,681	$51,240
Prepackaged medications	9,595	11,887	10,904	10,939	10,229
Information services	3,876	3,747	3,555	4,421	3,553

Total revenue	$72,089	$73,401	$73,444	$70,041	$65,022

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

Merger Agreement

On March 17, 2008, Allscripts entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Misys plc (“Misys”), a public limited company incorporated under the laws of England and Wales, Misys Healthcare Systems, LLC (“MHS”), a North Carolina limited liability company and wholly-owned indirect subsidiary of Misys and Patriot Merger Company, LLC, a North Carolina limited liability company and wholly-owned subsidiary of Allscripts (“Patriot”).

The Merger Agreement provides for (i) the purchase by Misys or its affiliated designee of either approximately 18,957 or 18,857 shares of Allscripts common stock for $17.50 per share or a minimum of $330,000 (“the Share Purchase”) and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company (the “Merger” and together with the Share Purchase, the “Transactions”). At the effective time of, and as a result of the Merger, each issued and outstanding limited liability company interest of MHS shall be cancelled and converted into the right to receive that number of newly issued shares of Allscripts common stock that, together with the shares of Allscripts common stock to be purchased by Misys or its affiliated designee in the Share Purchase, shall equal 54.5% of the aggregate number of Allscripts fully-diluted shares. Pursuant to the Merger Agreement, Allscripts will declare and pay a special cash dividend of $330,000, in the aggregate, to holders of Allscripts common stock as of the close of business on the business day immediately prior to the date on which the Merger is consummated.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Most of the provisions in FAS 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS 157. We adopted FAS 159 as required at the beginning of our fiscal year 2008 and the adoption did not have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“FAS 157”). FAS 157, as required, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted FAS 157 as required at the beginning of our fiscal year 2008 and the adoption did not have a material effect on our consolidated financial statements.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Software and Related Services

Software and related services revenue for the three months ended March 31, 2008 increased 14.4%, or $7,378, from $51,240 during the three months ended March 31, 2007 to $58,618 during the same period in 2008. The net increase is attributable to an increase in software revenue contributed by increased sales to smaller physician practices, an increase in support and maintenance revenue due to the increase in our installed customer base and due to revenue contributed by ECIN which we acquired on December 31, 2007. This increase was partially offset by a decrease in software and implementation services revenue accounted for under percentage of completion due to slower than expected deployment schedules of TouchWorks version 11.0, which management believes will continue during 2008.

Gross profit for software and related services for the three months ended March 31, 2008 increased 13.3%, or $3,841, from $28,858 during the first quarter of 2007 to $32,699 in the same period of 2008. The increase in gross profit is primarily a result of an increase in support and maintenance revenue which is traditionally higher-margin relative to other revenue streams and due to the ECIN margin contribution for the first quarter of 2008. Gross profit for software and related services as a percentage of revenue decreased slightly from 56.3% during the first three months of 2007 to 55.8% in the first quarter of 2008. The gross profit as a percentage of revenue during the first quarter of 2008 was negatively affected by the incremental deployment effort related to TouchWorks version 11.0 software that was experienced during the first quarter of 2008 when compared to the same period of 2007.

Operating expenses for software and related services for the three months ended March 31, 2008 increased $3,428 from $14,647 in the first quarter of 2007 to $18,075 in the same period of 2008. The net increase in operating expenses during the first quarter of 2008 compared to the same period in 2007 is primarily the result of an increase in compensation-related costs due to increased headcount resulting from the growth of the business and due to the addition of ECIN employees for all of the first quarter, an increase in travel and marketing expenses, an increase in bad debt expense, and a full quarter of other ECIN operating expenses, partially offset by a decrease in consulting costs.

We had capitalized software costs of $3,467 during the first quarter of 2008 and $3,974 for the same period in 2007, which was capitalized pursuant to Statement of Financial Accounting Standard “SFAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The net decrease in capitalized software of $507 is primarily due to approximately $950 of less costs capitalized during the first quarter of 2008 on TouchWorks version 11.1 compared to costs capitalized on TouchWorks version 11.0 during the same period in 2007 and approximately $170 in less capitalized costs for e-prescribing software during the first quarter of 2008 compared to the same period in 2007, offset by an increase of approximately $560 in capitalized costs during the first quarter of 2008 related to our HealthMatics, Canopy, and ECIN product development.

Prepackaged Medications

Prepackaged medications revenue for the three months ended March 31, 2008 decreased $634, from $10,229 in 2007 to $9,595 in the same period of 2008. The decrease is primarily due to management’s focus in reducing lower-margin revenue from wholesaler customers in which a reduction of approximately $645 in wholesaler revenue was experienced during the first quarter of 2008 in comparison to the same period in 2007.

Gross profit for prepackaged medications for the three months ended March 31, 2008 increased 3.2%, or $61, from $1,921 in the first quarter of 2007 to $1,982 in the same period of 2008. Gross profit as a percentage of revenue increased from 18.8% in the first quarter of 2007 to 20.7% in the first three months of 2008. The increase in gross profit and gross profit as a percentage of revenue is primarily due to the reduction in lower-margin revenue from wholesaler customers experienced in the first quarter of 2008.

Operating expenses for prepackaged medications for the three months ended March 31, 2008 increased by $68, from $692 in 2007 to $760 in 2008. The increase is primarily due to an increase in compensation expense and sales commissions due to increased headcount, offset by a decrease in bad debt expense.

Information Services

Information services revenue for the three months ended March 31, 2008 increased 9.0%, or $323, from $3,553 in the first quarter of 2007 to $3,876 in the same period of 2008. This improvement is primarily attributed to the increase of revenue recognized related to the development and hosting of several PRMP solutions during the first quarter of 2008 when compared to the same period in 2007.

Gross profit for information services decreased 9.0%, or $134, from $1,494 in the first quarter of 2007 to $1,360 in the same period in 2008. Gross profit as a percentage of revenue decreased from 42.0% in the first quarter of 2007 to 35.1% in the same period in 2008. The decrease in gross profit and gross profit as a percentage of revenue is primarily due to an increase in the number of hosted PRMP solutions, which is traditionally a lower-margin product than our e-Detailing solution.

Operating expenses for information services for the three months ended March 31, 2008 and 2007 remained consistent at $1,011 and $1,035, respectively.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended March 31, 2008 increased by $6,410 from $8,576 in the first quarter of 2007 to $14,986 in the same period in 2008. Excluding approximately $2,658 in acquisition related expenses relating to the transactions contemplated by the Merger Agreement with Misys plc and other integration related expenses, unallocated corporate expenses for the first quarter of 2008 increased by $3,752 to $12,328. This increase primarily relates to an increase in compensation related costs of $1,500 resulting from an increase in headcount and the ECIN acquisition, an increase in deal related amortization of $863 relating to the ECIN acquisition, an increase in travel expenses, depreciation expense, consulting costs, and an increase in our facilities costs as we expanded our corporate facilities and due to the addition of ECIN facilities.

Interest Income and Interest Expense

Interest and other income recognized during the first three months of 2008 decreased 45.5%, or $472, from $1,037 in the first quarter of 2007 to $565 in the same period in 2008. The decrease in interest income is attributed to the net cash of $37,802 used for the purchase of ECIN as of December 31, 2007, which represents total net cash used of $87,802 less $50,000 borrowed under the Credit Facility.

Interest expense recognized during the first three months of 2008 increased $711, from $933 in the first quarter of 2007 to $1,644 in the same period in 2008. The increase in interest expense is due to the new Credit Facility we entered into on December 31, 2007 which provides for a total unsecured commitment of $60,000 and matures on January 1, 2012. As of March 31, 2008, $50,000 in borrowings were outstanding under the Credit Facility and the net proceeds received were used towards the net cash purchase price of $87,802 related to the purchase of ECIN as of December 31, 2007.

Income taxes

A tax provision of $50 and $2,960 were recorded for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

At March 31, 2008 and December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $61,381 and $63,003, respectively. The decrease of $1,622 is reflective of the following:

Operating activities

For the three months ended March 31, 2008, we generated $14,930 in net cash provided by operations, compared to $11,209 in the same period of 2007. This net improvement of $3,721 is due primarily to an increase in net working capital of $6,288 offset by a decrease of $2,567 in net income and related non-cash reconciling adjustments.

Investing activities

During the quarter ended March 31, 2008, we used $4,272 of cash for capital expenditures and $3,518 for capitalized software development costs. In addition, we made additional ECIN acquisition payments of $8,976 in January 2008. We used $1,494 and $4,974 in the quarter ended March 31, 2007 to fund capital expenditures and capitalized software costs, respectively.

Financing activities

For the three months ended March 31, 2008 and 2007, we received $293 and $2,491 in proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan, respectively.

Allscripts’ working capital increased by 12.8%, or $9,608, for the three months ended March 31, 2008, from $75,067 at December 31, 2007 to $84,675 at March 31, 2008. The increase is primarily due to an increase in short-term marketable securities of $4,437 resulting primarily from cash generated from operations, an increase in inventories of $2,122, and an increase in prepaid assets of $2,133. At March 31, 2008, we had an accumulated deficit of $513,162, compared to $513,242 at December 31, 2007.

Future Capital Requirements

We believe that our cash, cash equivalents and marketable securities of $61,381 as of March 31, 2008 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $6,000 in interest payments on our debt instruments, pay acquisition expenses related to the Transactions with Misys plc, fund capital expenditures, contractual obligations and investment needs of our current business.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include all statements other than those made solely with respect to historical fact. Forward-looking statements may be identified by words such as “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, “should”, “seeks”, “future”, continue”, or the negative of such terms, or other comparable terminology. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Such forward-looking statements are subject to numerous risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from those expressed in or indicated by them.

Factors that could cause actual results to differ materially include, but are not limited to:

•	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•	competitive pressures including product offerings, pricing and promotional activities;

•	our ability to establish and maintain strategic relationships;

•	undetected errors or similar problems in our software products;

•

compliance with existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry, including possible regulation of the Company’s software by the U.S. Food and Drug Administration; the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	the occurrence of any event, development, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceeding that has been or may be instituted against Allscripts, Misys or MHS and others following announcement of entry into the Merger Agreement;

•

the inability to complete the Transactions due to the failure to obtain stockholder approvals or the failure of any party to satisfy other conditions to completion of the Transactions, including the expiration of the waiting period under the HSR Act, and the receipt of other required regulatory approvals;

•	risks that the Transactions disrupt current plans and operations and potential difficulties in employee retention as a result of the Transactions;

•	the ability to recognize the benefits of the Merger;

•	legislative, regulatory and economic developments; and

•	those factors discussed in “Risk Factors” included below and in Allscripts’ periodic filings with the SEC.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date such statements are made.

Except to the extent required by applicable law or regulation, Allscripts undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Our Senior Convertible Debentures and secured promissory note bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. Allscripts is also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the $50,000 of cash acquired from our bank Credit Facility on December 31, 2007. Based upon our balance of $50,000 of debt against our Credit Facility as of March 31, 2008, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $500.

As of March 31, 2008, we had cash, cash equivalents and marketable securities in financial instruments of $61,381. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $614.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Changes in Internal Control

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors (Dollar amounts in thousands)

The following risk factors related to the pending transaction with Misys plc and MHS are in addition to those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no other material changes to the Company’s risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Risks that Relate to the Transactions

The anticipated benefits from the Merger may not be realized.

Allscripts entered into the Merger Agreement with the expectation that the Merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. Although we expect to achieve the anticipated benefits of the Merger, no assurance can be given that they will actually be achieved and achieving such benefits is subject to a number of uncertainties. Additionally, the elimination of duplicative costs may not be possible or may take longer than anticipated, the benefits from the Merger may be offset by costs incurred or delays in integrating MHS into Allscripts, and regulatory authorities may impose adverse conditions on Allscripts’ business in connection with granting approval for the Transactions. If Allscripts fails to realize the benefits it anticipates from the acquisition, Allscripts’ results of operations may be adversely affected.

The integration of Allscripts and Misys may not be successful.

After completion of the Transactions, Allscripts will have significantly more sales, assets and employees than it did prior to the Transactions. The integration process will require Allscripts to significantly expand the scope of its operations and financial systems. Allscripts’ management will be required to devote a significant amount of time and attention to the process of integrating the operations of Allscripts’ business and MHS. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the operations of MHS while carrying on the ongoing operations of each business;

•	managing a significantly larger company than before completion of the Transactions;

•	the possibility of faulty assumptions underlying Allscripts’ expectations regarding the integration process;

•	coordinating businesses located in different geographic regions;

•	integrating two unique business cultures, which may prove to be incompatible;

•	attracting and retaining the personnel associated with MHS following the Merger;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•

changing the Allscripts fiscal year to end May 31, in coordination with the current MHS fiscal year, as well as changes in Allscripts’ auditors to those of MHS and aligning accounting controls of the two companies;

•	preserving customer, supplier, research and development, distribution, marketing, promotion and other important relationships of Allscripts and MHS; and

•	commercializing products under development and increasing revenues from existing marketed products.

Allscripts cannot assure its stockholders that MHS will be successfully or cost-effectively integrated into Allscripts. The process of integrating MHS into Allscripts’ operations may cause an interruption of, or loss of momentum in, the activities of Allscripts’ business after completion of the Transactions. If Allscripts management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, Allscripts’ business could suffer and its results of operations and financial condition may be harmed.

The number of shares to be issued to Misys in connection with the Transactions will not be adjusted in the event the value of the business or assets of MHS declines before the Transactions are completed.

The calculation of the number of shares of Allscripts common stock to be issued to Misys in connection with the Transactions will not be adjusted in the event the value of the business or assets of MHS declines prior to the consummation of the Transactions or the value of Allscripts increases prior to the consummation of the Transactions. Allscripts will not be required to consummate the Transactions if there has been any material adverse effect (as this term is defined in the Merger Agreement) on MHS. However, Allscripts will not be permitted to terminate the Merger Agreement or resolicit the vote of Allscripts stockholders because of any changes in the market price of Allscripts’ common stock or any changes in the value of MHS that does not rise to the level of a material adverse effect on MHS.

Allscripts will incur significant transaction and merger costs related to the consummation of the Transactions that could have an adverse effect on its operating results.

Allscripts will incur financial advisor fees, filing fees, soliciting fees, legal and accounting costs and certain other transaction related costs in connection with the Transactions. A total of approximately $2,658 has been incurred as of March 31, 2008. Further, under the Merger Agreement, Allscripts has agreed to pay Misys for up to $5 million of its transaction related expenses. In addition, Allscripts anticipates that it will incur significant costs in connection with the integration of MHS and its current operations. Allscripts is in the early stages of assessing the magnitude of these integration costs and, therefore, is unable to estimate the dollar value thereof. Allscripts may incur additional unanticipated costs in connection with the Transactions and related to the integration of MHS. Although Allscripts expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction, merger-related and integration costs over time, we cannot assure you that this net benefit will be achieved in the near term or at all.

Allscripts and MHS will be subject to business uncertainties and contractual restrictions while the Transactions are pending which could adversely affect their businesses.

Uncertainty about the effect of the Transactions on employees and customers may have an adverse effect on Allscripts and MHS and, consequently, on Allscripts as the combined company after completion of the Transactions. Although Allscripts and Misys intend to take steps to reduce any adverse effects, these uncertainties may impair Allscripts’ and MHS’ ability to attract, retain and motivate key personnel until the Transactions are consummated and for a period of time thereafter, and could cause customers, suppliers and others that deal with Allscripts and MHS to seek to change existing business relationships. Employee retention may be particularly challenging during the pendency of the Transactions, as employees may experience uncertainty about their future roles with Allscripts. If, despite Allscripts’ and MHS’ retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain, Allscripts’ business after completion of the Transactions could be seriously harmed. In addition, the Merger Agreement restricts Allscripts and MHS from making certain acquisitions and taking other specified actions until the Transactions occur or the Merger Agreement terminates. These restrictions may prevent Allscripts and MHS from pursuing otherwise attractive business opportunities and making other changes to their businesses that may arise prior to completion of the Transactions or termination of the Merger Agreement.

The historical financial information of MHS may not be representative of its results if it had been operated independently of Misys or as a subsidiary of Allscripts and, as a result, may not be a reliable indicator of its future results.

MHS is currently a fully integrated business unit of Misys. Consequently, the financial information of MHS provided to Allscripts is not representative of MHS’ future financial position, future results of operations or future cash flows, nor does it reflect what MHS’ financial position, results of operations or cash flows would have been either as a stand alone company or as a subsidiary of Allscripts. This is because such financial information reflects allocation of expenses from Misys, based on Misys’ assumptions, that may be different from the assumptions and allocations that would have been made if MHS was a subsidiary of Allscripts. As a result, the historical financial information of MHS may not be a reliable indicator of its future results as a subsidiary of Allscripts.

Regulatory agencies may delay or impose conditions on approval of the Transactions, which may diminish the anticipated benefits of the Transactions.

Completion of the Transactions is conditioned upon the receipt of certain governmental approvals. While Allscripts and Misys are required to use their respective reasonable best efforts to obtain all required governmental approvals, the requirement to receive these approvals could delay the completion of the Transactions, possibly for a significant period of time. In addition, these governmental agencies may attempt to condition their approval of the Transactions on the imposition of conditions that could have an adverse effect on Allscripts’ operating results or the value of the Allscripts common stock after the Transactions are completed. Any delay in the completion of the Transactions could diminish anticipated benefits of the Transactions or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Transactions. Any uncertainty over the ability of the companies to complete the Transactions could make it more difficult for Allscripts or MHS to retain key employees or to pursue business strategies. In addition, until the Transactions are completed, the attention of Allscripts management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on obtaining regulatory approvals.

Failure to consummate the Transactions could adversely impact the market price of Allscripts’ common stock as well as Allscripts’ business, financial condition and results of operations.

If the Transactions are not completed for any reason, the price of Allscripts’ common stock may decline. In addition, Allscripts may be subject to additional risks, including:

•

depending on the reasons for and the timing of the termination of the Merger Agreement, the requirement in the Merger Agreement that Allscripts pay Misys and MHS an aggregate termination fee of $14,282;

•

substantial costs related to the acquisition, such as legal, accounting, filing, financial advisory and financial printing fees, which must be paid regardless of whether the Transactions are completed; and

•	potential disruption to the business of Allscripts and distraction of its workforce and management team.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire Allscripts.

The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to Allscripts prior to the closing of the Transactions that might result in greater value to Allscripts stockholders than the Transactions. The Merger Agreement generally prohibits Allscripts from soliciting any takeover proposal. In addition, if the Merger Agreement is terminated by Allscripts or Misys in circumstances that obligate Allscripts to pay a termination fee to Misys, Allscripts’ financial condition may be adversely affected as a result of the payment of the termination fee, which might deter third parties from proposing alternative business combination proposals.

Holders of our 3.50% Convertible Senior Debentures have the right to require us to repurchase their debentures for cash as a result of the Transactions.

The consummation of the Transactions will be a “change of control,” as defined in the indenture relating to our 3.50% convertible senior debentures, thus triggering the right of holders of the debentures to require us to repurchase, in cash, all or any portion of their debentures at a price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest, if any, pursuant to the terms of the indenture. We do not anticipate having sufficient funds on hand or available through existing borrowing facilities to repurchase all of the outstanding debentures, thus, we may need to seek additional financing. However, we may not be able to obtain any such financing on terms favorable to us, if at all. Failure to repay or repurchase tendered debentures will result in an event of default with respect to the debentures.

Other Risks that Relate to Allscripts and MHS after the Transactions

The application of the purchase method of accounting will result in additional goodwill which could become impaired and adversely affect Allscripts’ net worth and the market value of Allscripts’ common stock.

Under the purchase method of accounting, the assets and liabilities of Allscripts will be recorded, as of completion of the Transactions, at their respective fair values and added to those of MHS, which will be carried at their book values. The total value of the purchase price paid by Allscripts to Misys in the Transactions will be allocated to Allscripts’ tangible assets and liabilities and identifiable intangible assets, if any are identified, based on their fair values as of the date of completion of the Merger. The excess of such price over those fair values will be recorded as goodwill. Goodwill and other acquired intangibles expected to contribute indefinitely to Allscripts’ cash flows are not amortized, but must be evaluated by management at least annually for impairment. To the extent the value of goodwill or intangibles becomes impaired, Allscripts may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company’s operating results.

Allscripts will be affected by restrictions on its ability to issue equity awards to employees after the consummation of the Transactions, which may make it more difficult for Allscripts to retain or attract key employees.

Pursuant to the relationship agreement between Allscripts and Misys (the “Relationship Agreement”), Allscripts will be subject to restrictions and conditions on the issuance of equity awards to its employees after consummation of the Transactions. As a result, it may be more difficult for Allscripts to retain its key employees or attract new employees. Allscripts’ results of operations and financial condition may be adversely affected as a result thereof.

Other Risks that Relate to an Investment in Allscripts Common Stock

The trading price and trading volume of Allscripts common stock may be more volatile following completion of the Transactions.

Allscripts cannot predict how investors in Allscripts common stock will behave after completion of the Transactions. The trading price for shares of common stock of Allscripts following completion of the Transactions may be more volatile than the trading price of shares of Allscripts common stock before completion of the Transactions. The trading price of shares of Allscripts’ common stock could fluctuate significantly for many reasons, including the risks identified in this proxy statement, or reasons unrelated to Allscripts’ performance. Additionally, the fact that Allscripts will have a majority stockholder after completion of the Transactions could result in less trading volume in Allscripts’ common stock. These factors and other factors beyond Allscripts’ control may result in reduced trading volume and/or increased volatility in Allscripts’ common stock and/or short- or long-term reductions in the value of Allscripts’ securities.

After the completion of the Transactions, Misys will have voting power to block future Allscripts’ business combinations.

Under our proposed amended charter and by-laws, approval of actions by stockholders requires a majority of the shares present in person and entitled to vote on the matter except as otherwise required by Delaware law. Because of the size of Misys’ interest in Allscripts following the Merger, Misys will have the ability to control or significantly influence the outcome of most matters submitted to a stockholder vote following the Merger. Misys’ interests with respect to any matter which is subject to a stockholder vote may diverge from or conflict with those of Allscripts and its other stockholders. In addition, it will likely be impracticable (as long as Misys retains a majority ownership stake in Allscripts) for a third party to acquire Allscripts through a merger or similar business combination without Misys’ approval. Additionally, pursuant to the Relationship Agreement, Misys will have the right to name six of Allscripts’ initial ten directors, as well as the Chairman of the Board at the time of the consummation of the Transactions, and Misys’ rights to nominate certain numbers of directors will continue so long as it owns specified percentages of Allscripts common stock.

We expect to qualify for and intend to rely on exceptions from certain corporate governance and other requirements under the rules of Nasdaq.

We expect to qualify for exceptions from certain corporate governance and other requirements of the rules of Nasdaq. Pursuant to these exceptions, we will elect not to comply with certain corporate governance requirements of Nasdaq, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. Accordingly, you will not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of Nasdaq.

The interests of Misys may differ from the interests of other holders of Allscripts common stock.

Immediately after completion of the Transactions, Misys will own approximately 54.5% of Allscripts’ common stock on a fully diluted basis and a higher percentage of its voting capital stock, possibly as much as 58.5%. Accordingly, Misys will have the ability to control management, the board of directors and other affairs. In addition, Misys will be able to determine the outcome of all matters requiring stockholder approval (such as a proposed sale of all or substantially of our assets or the approval of a merger or consolidation involving Allscripts), subject to the voting agreements contained in the Relationship Agreement. The interests of Misys may differ from those of other holders of Allscripts common stock in material respects. For example, Misys may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other holders of Allscripts common stock. Additionally, Misys may determine that the disposition of some or all of its interests in Allscripts would be beneficial to Misys at a time when such disposition could be detrimental to the other holders of Allscripts common stock.

Sales of Allscripts common stock by Misys after the Transactions may negatively affect the market price of Allscripts common stock.

While the shares of Allscripts common stock issued in the Transactions to Misys will be not be registered and will be subject to transfer restrictions, sales of a large number of such shares, or even the perception that these sales could occur, could cause a decline in the market price of our common stock. Furthermore, pursuant to the Relationship Agreement, Allscripts has an obligation to negotiate in good faith to grant Misys customary registration rights, thereby facilitating such sales of Allscripts shares.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(Share amounts in thousands)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
January 1, 2008 – January 31, 2008	17	$16.19
February 1, 2008 – February 29, 2008	—	$—
March 1, 2008 – March 31, 2008	—	$—

Total	17	$16.19

(1)	Shares withheld for tax liabilities upon vesting of restricted stock awards.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2008.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 12, 2008

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger dated as of March 17, 2008, by and among Allscripts Healthcare Solutions, Inc., Misys plc, Misys Healthcare Systems, LLC and Patriot Merger Company, LLC	Incorporated herein by reference from Exhibit 2.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

10.1	Voting Agreement, dated as of March 17, 2008, by and among Allscripts Healthcare Solutions, Inc. and ValueAct Capital Master Fund L.P.	Incorporated herein by reference from Exhibit 10.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

10.2	Voting Agreement, dated as of March 17, 2008, by and among Allscripts Healthcare Solutions, Inc. and ValueAct Capital Master Fund III, L.P.	Incorporated herein by reference from Exhibit 10.2 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

10.3	Relationship Agreement, dated as of March 17, 2008 between Allscripts Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.3 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith