Form 10-Q
period 2008-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS INC
filed 2008-08-08
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 57,319,706 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$50,844	$43,785
Marketable securities	11,904	5,759
Accounts receivable, net of allowances of $5,488 and $4,190 at June 30, 2008 and December 31, 2007, respectively	83,847	81,351
Deferred taxes, net	6,888	16,650
Inventories	5,373	4,178
Prepaid expenses and other current assets	17,582	17,401

Total current assets	176,438	169,124
Long-term marketable securities	3,307	13,459
Fixed assets, net	21,147	18,238
Software development costs, net	25,833	24,115
Intangible assets, net	100,638	107,503
Goodwill	249,808	240,452
Other assets	3,635	5,252

Total assets	$580,806	$578,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,888	$15,911
Accrued expenses	20,499	17,266
Accrued acquisition obligation	—	8,946
Accrued compensation	8,043	5,441
Deferred revenue	50,614	45,940
Current portion of long-term debt	290	279
Other current liabilities	—	274

Total current liabilities	88,334	94,057
Long-term debt	135,014	135,162
Deferred taxes, net	8,216	6,179
Other liabilities	1,791	2,105

Total liabilities	233,355	237,503
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 57,319 issued and outstanding at June 30, 2008; 56,918 issued and outstanding at December 31, 2007	573	569
Additional paid-in capital	857,887	853,402
Accumulated deficit	(510,810)	(513,242)
Accumulated other comprehensive loss	(199)	(89)

Total stockholders’ equity	347,451	340,640

Total liabilities and stockholders’ equity	$580,806	$578,143

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue:
Software and related services	$68,179	$54,681	$126,797	$105,921
Prepackaged medications	9,493	10,939	19,088	21,168
Information services	3,840	4,421	7,716	7,974

Total revenue	81,512	70,041	153,601	135,063
Cost of revenue:
Software and related services	29,967	22,797	55,886	45,179
Prepackaged medications	7,848	9,141	15,461	17,449
Information services	2,547	2,632	5,063	4,691

Total cost of revenue	40,362	34,570	76,410	67,319

Gross profit	41,150	35,471	77,191	67,744
Selling, general and administrative expenses	32,850	25,425	64,243	47,799
Amortization of intangible assets	3,439	2,576	6,878	5,152

Income from operations	4,861	7,470	6,070	14,793
Interest expense	(1,383)	(930)	(3,027)	(1,863)
Interest income and other, net	377	1,106	942	2,143
Gain on sale of equity investment	—	2,392	—	2,392

Income before income taxes	3,855	10,038	3,985	17,465
Provision for income taxes	1,503	4,010	1,553	6,970

Net income	$2,352	$6,028	$2,432	$10,495

Net income per share—basic	$0.04	$0.11	$0.04	$0.19

Net income per share—diluted	$0.04	$0.10	$0.04	$0.18

Weighted-average shares of common stock outstanding used in computing basic net income per share	56,766	55,648	56,635	55,146

Weighted-average shares of common stock outstanding used in computing diluted net income per share	57,772	64,802	57,570	64,327

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,432	$10,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,391	9,101
Stock-based compensation expense	3,572	1,280
Gain on sale of equity investment	—	(2,392)
Realized loss on investments	12	35
Provision for doubtful accounts	3,060	1,377
Deferred taxes	2,301	6,128
Changes in operating assets and liabilities:
Accounts receivable	(5,556)	(15,489)
Inventories	(1,195)	(765)
Prepaid expenses and other assets	1,863	(4,021)
Accounts payable	(7,022)	2,965
Accrued expenses	1,949	(1,454)
Accrued compensation	2,602	(3,345)
Deferred revenue	4,674	3,064
Other current liabilities	(725)	(63)

Net cash provided by operating activities	22,358	6,916
Cash flows from investing activities:
Capital expenditures	(5,657)	(5,104)
Capitalized software	(6,170)	(8,035)
Purchase of marketable securities	—	(17,485)
Maturities of marketable securities	3,885	11,373
Sale of equity investment	—	2,592
Net payments for purchase of Extended Care Information Network, Inc.	(9,024)	—
Net payments for purchase of A4 Health Systems, Inc.	—	(265)

Net cash used in investing activities	(16,966)	(16,924)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,312	7,453
Proceeds from employee stock purchase plan, net	355	470

Net cash provided by financing activities	1,667	7,923

Net increase (decrease) in cash and cash equivalents	7,059	(2,085)
Cash and cash equivalents, beginning of period	43,785	42,461

Cash and cash equivalents, end of period	$50,844	$40,376

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on February 29, 2008. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the full year. Certain of the 2007 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

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

As of June 30, 2008 and December 31, 2007, there was $20,154 and $18,400, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	June 30, 2008	December 31, 2007
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts and included in the software and related services segment	$19,712	$25,669
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts and included in the software and related services segment	29,605	15,623
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ physicians interactive business unit and included in the information services segment	1,297	4,648

Total deferred revenue	$50,614	$45,940

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

The Merger Agreement provides for (i) the purchase by Misys or its affiliated designee of $330,000 (“the Share Purchase”) and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company (the “Merger” and together with the Share Purchase, the “Transactions”). At the effective time of, and as a result of the Merger, each issued and outstanding limited liability company interest of MHS shall be cancelled and converted into the right to receive that number of newly issued shares of Allscripts common stock that, together with the shares of Allscripts common stock to be purchased by Misys or its affiliated designee in the Share Purchase, shall equal 54.5% of the aggregate number of Allscripts fully-diluted shares. Pursuant to the Merger Agreement, Allscripts will declare and pay a special cash dividend of $330,000, in the aggregate, to holders of Allscripts common stock as of the close of business on the business day immediately prior to the date on which the Merger is consummated.

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

The results of operations of ECIN are included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008. The total purchase price for the acquisition, subject to finalization of the working capital adjustment as defined in the merger agreement, is $93,525 and is broken down as follows:

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

The following unaudited pro forma information for Allscripts assumes the ECIN acquisition occurred on January 1, 2007. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of income had the ECIN acquisition occurred on January 1, 2007, nor of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenue	$81,512	$74,280	$153,601	$143,324
Net income	$2,352	$5,909	$2,432	$9,998
Earnings per share:
Basic	$0.04	$0.11	$0.04	$0.18
Diluted	$0.04	$0.09	$0.04	$0.16

The unaudited pro forma information for the three and six months ended June 30, 2007 include the following adjustments:

•

Increase to amortization expense of $547 and $1,095 for the three and six months ended June 30, 2007 related to management’s estimate of the fair value of intangible assets acquired as a result of the ECIN acquisition.

•

Decrease to interest income of $286 and $572 for the three and six months ended June 30, 2007 as a result of lower cash, cash equivalents and marketable securities balances assuming the acquisition of ECIN occurred on January 1, 2007.

•

Increase to interest expense of $272 and $544 for the three and six months ended June 30, 2007 as a result of assuming the $50,000 of long-term debt incurred in connection with the ECIN acquisition was effective on January 1, 2007. This increase in interest expense is offset by a decrease in interest expense of $597 and $852 for the three and six months ended June 30, 2007 due to Allscripts paying the balance of ECIN’s long-term debt in connection with the ECIN acquisition.

•	A decrease in revenue of $255 and $513 for the three and six months ended June 30, 2007 relating to the timing of deferred revenue purchase accounting adjustments.

•	The pro forma information includes a tax provision of $359 and $774 for the three and six months ended June 30, 2007 to reflect a 40% tax provision.

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

The purchase price of $11,685 has been recorded as of June 30, 2008 and has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s best estimates of the current fair values. A total of approximately $2,429 has been allocated to goodwill and $8,846 has been allocated to intangible assets with the remaining value attributed to tangible assets. Of the $8,846 intangible assets acquired, $7,280 was assigned to customer relationships with a useful life of 20 years, $1,260 was allocated to developed technology rights with an estimated useful life of 8 years and $306 was assigned to transition services with a useful life of 1 year. The results of operations of SourceMedical have been included in the accompanying consolidated statements of operations from the date of the SourceMedical acquisition. The Source Medical acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

A4 Health Systems, Inc

During the three months ended June 30, 2008, Allscripts made an immaterial adjustment to the goodwill recorded for the A4 acquisition. Allscripts originally recorded a deferred tax asset for excess tax benefits relating to stock options exercised totaling approximately $9,500. This deferred tax asset was realized during the first quarter of 2006 when the deferred tax asset valuation allowance was reversed to goodwill in purchase accounting for the A4 acquisition. The deferred tax asset relating to the excess tax benefits for stock option exercises should be recorded at the time that Allscripts is able to reduce its income taxes payable for the benefit but based on its current net operating loss carry-forward position was not able to reduce income taxes payable. As a result, a decrease in deferred tax assets totaling approximately $9,500 with a corresponding offset to goodwill was recorded during the three months ended June 30, 2008.

4. Stock-Based Compensation

Impact of the Adoption of SFAS 123(R)

Allscripts elected to adopt the modified prospective application transition method as permitted by SFAS 123(R). Accordingly, during the three and six months ended June 30, 2008 and 2007, Allscripts recorded stock-based compensation cost in accordance with SFAS 123(R) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation:
Restricted stock	$1,604	$578	$3,559	$1,162
Stock options	9	45	13	117

Total stock-based compensation	$1,613	$623	$3,572	$1,279

Effect on net income, net of tax	$984	$374	$2,179	$767

Effect on net income per share:
Basic	$0.02	$0.01	$0.04	$0.01

Diluted	$0.02	$0.01	$0.04	$0.01

Stock Options

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2008 and December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $26 and $39, respectively, after estimated forfeitures. Allscripts did not grant any stock options during the six months ended June 30, 2008 or 2007.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2006	5,532	$7.81	5,485	$7.80
Options exercised	(1,915)	$4.85
Options forfeited	(62)	$29.00

Balance at December 31, 2007	3,555	$9.02	3,550	$9.02
Options exercised	(345)	$3.80
Options forfeited	(24)	$22.73

Balance at June 30, 2008	3,186	$9.43	3,182	$9.43

The aggregate intrinsic value of stock options outstanding as of June 30, 2008 was $16,863, which is based on Allscripts’ closing stock price of $12.41 as of June 30, 2008. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested and exercisable stock options as of June 30, 2008 was 3,182, with an intrinsic value of $16,863.

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was $1,824. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2008 was $1,312, net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

Restricted Stock Awards and Units

During the six months ended June 30, 2008, management awarded 812 shares of restricted stock units to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with a weighted average fair value of $12.73 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited. As of June 30, 2008 and December 31, 2007, 2,077 and 1,266 restricted stock awards and units combined had been awarded, respectively, of which 1,539 and 937 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of June 30, 2008 and December 31, 2007, $17,770 and $13,720, respectively, of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

Pursuant to restricted stock award agreements, the unvested restricted shares will vest upon the occurrence of a Change of Control. This Change of Control provision will be triggered upon consummation of the Misys transaction for all shares granted prior to the announcement of the transaction. Additionally, unvested restricted stock units granted prior to the announcement of the transaction and unvested stock options will vest on the business day prior to the consummation of the Misys transaction.

The following table summarizes the status of unvested restricted stock outstanding at June 30, 2008 and changes during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2006	666	$18.18
Awarded	525	$24.87
Vested	(158)	$18.23
Forfeited	(92)	$20.78

Unvested restricted stock at December 31, 2007	941	$21.65

Awarded	812	$12.73
Vested	(143)	$21.48
Forfeited	(64)	$21.64

Unvested restricted stock at June 30, 2008	1,546	$16.98

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

Allscripts treats the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). During the six months ended June 30, 2008 and 2007, 33 and 18 shares were issued under the ESPP which resulted in $355 and $470 in net proceeds, respectively.

5. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at June 30, 2008 and December 31, 2007 consist of cash and money market funds with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	June 30, 2008	December 31, 2007
Cash and cash equivalents:
Cash	$45,821	$43,017
Money market funds	5,023	768

	50,844	43,785
Short-term marketable securities:
Corporate debt securities	11,904	5,759

	11,904	5,759
Long-term marketable securities:
U.S. government and agency debt obligations	2,350	2,724
Corporate debt securities	957	10,735

	3,307	13,459

Total cash, cash equivalents and marketable securities	$66,055	$63,003

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“FAS 157”). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Under FAS 157, assets and liabilities are required to be recorded at fair value in the financial statements. The fair values are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

We adopted FAS 157 as required at the beginning of our fiscal year 2008 and the adoption did not have a material effect on our consolidated financial statements.

6. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,352	$6,028	$2,432	$10,495
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(36)	40	(110)	63

Comprehensive income	$2,316	$6,068	$2,322	$10,558

The components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on Allscripts marketable securities. The components of the net unrealized loss on marketable securities, net of tax, are as follows:

	June 30, 2008	December 31, 2007
Short-term marketable securities:
Gross unrealized gains	$27	$—
Gross unrealized losses	(26)	(1)

Net short-term unrealized gains (losses)	1	(1)
Long-term marketable securities:
Gross unrealized gains	56	9
Gross unrealized losses	(256)	(97)

Net long-term unrealized losses	(200)	(88)

Total net unrealized losses on marketable securities	($199)	($89)

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

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings available for diluted per-share calculation:
Net income	$2,352	$6,028	$2,432	$10,495
Interest expense on 3.5% Senior Convertible Notes, net of tax	—	523	—	1,046

Net earnings available for diluted per-share calculation	$2,352	$6,551	$2,432	$11,541

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding:
Basic weighted average common shares	56,766	55,648	56,635	55,146
Dilutive effect of options and restricted stock awards	1,006	1,825	935	1,852
Dilutive effect of 3.50% Senior Convertible Debentures	—	7,329	—	7,329

Diluted weighted average common shares	57,772	64,802	57,570	64,327

Under the provisions of EITF 04-8, the as-if converted 7,329 shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were excluded from the three and six months ended June 30, 2008 as the effects were anti-dilutive.

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

As of June 30, 2008, Allscripts owns 2,338 shares, or 18.7%, of Medem’s Series A Voting Common Stock and 91 shares, or 4.6%, of Medem’s Series B Common Stock (combined 16.8% equity ownership). Allscripts’ total investment in Medem is $2,900 under the cost basis of accounting as of June 30, 2008 and December 31, 2007 and is recorded in other assets on the consolidated balance sheets.

9. Long-Term Debt and Bank Credit Facility

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. The Notes were convertible during the quarter ended June 30, 2007 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on each fiscal quarter end date but were not convertible during the quarter ended June 30, 2008. No notes were converted as of June 30, 2008 or June 30, 2007. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. Upon conversion, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

On December 31, 2007, Allscripts and its subsidiaries entered into a new credit agreement the (“Credit Facility”) with JPMorgan Chase Bank, N.A., as sole administrative agent, which provides for a total unsecured commitment of $60,000 and matures on January 1, 2012. The Credit Facility is available in the form of letters of credit and revolving loans. As of June 30, 2008 and December 31, 2007, $50,000 in borrowings were outstanding and $0 in letters of credit were outstanding under the Credit Facility. The proceeds received by Allscripts under the Credit Facility were used to partially finance the acquisition of ECIN described in Note 3. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis. The interest rate for the Credit Facility will initially bear interest at LIBOR plus 0.80% and thereafter will be based upon Allscripts’ leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year, commencing with the date of delivery of Allscripts’ financial statements for the fiscal quarter ending June 30, 2008, pursuant to the terms of the Credit Facility.

Allscripts received approximately $49,906 in net proceeds under the Credit Facility after deduction for debt issuance costs. The debt costs of $94 have been capitalized other assets and are being amortized as interest expense over four years using the effective interest method.

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

Long-term debt outstanding as of June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
3.5% Senior convertible debt	$82,500	$82,500
Long-term revolving Credit Facility, LIBOR plus 0.80% interest	50,000	50,000
7.85% Secured promissory note	2,804	2,941

Total debt	135,304	135,441
Less: Current portion of long-term debt	290	279

Total long-term debt, net of current portion	$135,014	$135,162

Interest expense for the three months ended June 30, 2008 and 2007 was $1,234 and $782, respectively, and $149 in debt issuance cost amortization for both periods. Interest expense for the six months ended June 30, 2008 and 2007 was $2,731 and $1,567, respectively, and $296 in debt issuance cost amortization for both periods.

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

Allscripts and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. Tax years 1993 and forward remain open for examination for federal tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at June 30, 2008 will remain subject to examination until the respective tax year is closed. The statute is similarly open for state income tax purposes.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Software and related services	$68,179	$54,681	$126,797	$105,921
Prepackaged medications	9,493	10,939	19,088	21,168
Information services	3,840	4,421	7,716	7,974

Total revenue	$81,512	$70,041	$153,601	$135,063

Income from operations:
Software and related services	$19,950	$16,914	$34,574	$31,125
Prepackaged medications	919	950	2,141	2,179
Information services	259	596	608	1,055
Unallocated corporate	(16,267)	(10,990)	(31,253)	(19,566)

Income from operations	4,861	7,470	6,070	14,793
Interest income, interest expense, and other income (expense), net	(1,006)	176	(2,085)	280
Gain on sale of equity investment	—	2,392	—	2,392

Income from operations before income taxes	$3,855	$10,038	$3,985	$17,465

12. Subsequent Event

On August 6, 2008, Allscripts entered into a commitment letter with JPMorgan Chase Bank, N.A. in order to set forth terms regarding an amendment and restatement of its existing revolving credit facility. The amended credit facility would (i) increase the aggregate principal amount available thereunder from $60,000 to $75,000 and (ii) provide a backstop facility of up to $50,000 to be used to fund any repurchases of Allscripts’ 3.50% Convertible Senior Debentures arising by reason of the transactions with Misys plc (“Misys”). The amended credit facility will contain usual and customary representations, warranties and covenants for transactions of this type. The amended credit facility is subject to customary closing conditions.

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

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2008		2007
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Software and related services	$68,179	$58,618	$57,767	$58,985	$54,681	$51,240
Prepackaged medications	9,493	9,595	11,887	10,904	10,939	10,229
Information services	3,840	3,876	3,747	3,555	4,421	3,553

Total revenue	$81,512	$72,089	$73,401	$73,444	$70,041	$65,022

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

The Merger Agreement provides for (i) the purchase by Misys or its affiliated designee of $330,000 (“the Share Purchase”) and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company (the “Merger” and together with the Share Purchase, the “Transactions”). At the effective time of, and as a result of the Merger, each issued and outstanding limited liability company interest of MHS shall be cancelled and converted into the right to receive that number of newly issued shares of Allscripts common stock that, together with the shares of Allscripts common stock to be purchased by Misys or its affiliated designee in the Share Purchase, shall equal 54.5% of the aggregate number of Allscripts fully-diluted shares. Pursuant to the Merger Agreement, Allscripts will declare and pay a special cash dividend of $330,000, in the aggregate, to holders of Allscripts common stock as of the close of business on the business day immediately prior to the date on which the Merger is consummated.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The EITF is effective for fiscal years beginning after December 15, 2008. The Company has not historically declared dividends and although the Company is declaring a special dividend in connection with the Misys transaction, we do not intend to declare dividends in the future and therefore does not expect EITF 03-6-1 will have an effect on its consolidated financial position or results of operations.

In June 2008, the Financial Accounting Standards Board issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF No. 08-4”). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008, with early application permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible debt.

         In May 2008, the Financial Accounting Standard Board issued FASB Staff Position (FSP) No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). This FSP specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, does not grandfather existing instruments, will not permit early application and will require retrospective application to all periods presented. Management is currently in the process of quantifying the impact of the FSP on our consolidated financial position and results of operations.

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

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Software and Related Services

Software and related services revenue for the three months ended June 30, 2008 increased $13,498, or 24.7%, from $54,681 during the three months ended June 30, 2007 to $68,179 during the same period in 2008. Software and related services revenue for the six months ended June 30, 2008 increased $20,876, or 19.7%, from $105,921 during the six months ended June 30, 2007 to $126,797 during the same period in 2008. The quarterly increase is attributable to an increase in software revenue of approximately $6,200 for revenue contributed by ECIN, which we acquired on December 31, 2007, an increase of approximately $5,200 in sales to smaller physician practices and emergency department customers, an increase of approximately $1,700 in support and maintenance revenue due to the increase in our installed customer base, an increase of approximately $2,500 in software and implementation services revenue accounted for under percentage of completion and other related services. These increases were partially offset by a decrease in add-on license revenue of approximately $2,200. The six month increase is due to approximately $11,600 contributed by ECIN which was absent in 2007, an increase of $7,700 in sales to smaller physician practices and emergency department customers and an increase of approximately $3,200 in support and maintenance revenue, partially offset by a decrease in add-on license revenue of approximately $2,600.

Gross profit for software and related services increased $6,328, or 19.8%, from $31,884 during the second quarter of 2007 to $38,212 in the same period of 2008. Gross profit also increased $10,169, or 16.7%, from $60,742 in the first half of 2007 to $70,911 in the first half of 2008. The increase in gross profit for both periods is primarily a result of an increase in support and maintenance revenue which is traditionally higher-margin relative to other revenue streams and due to the ECIN margin contribution for the three and six month periods ended June 30, 2008 which were not present in 2007. Gross profit for software and related services as a percentage of revenue decreased from 58.3% during the second quarter of 2007 to 56.0% in the second quarter of 2008. Gross profit for software and related services as a percentage of revenue decreased from 57.3% during the first half of 2007 to 55.9% in the first half of 2008. The gross profit as a percentage of revenue for both periods was negatively affected by the incremental deployment cost associated with our TouchWorks version 11.0 software.

Operating expenses for software and related services for the second quarter ended June 30, 2008 increased $3,292 from $14,970 in the second quarter of 2007 to $18,262 in the same period of 2008. Operating expenses for software and related services for the six months ended June 30, 2008 increased $6,720 from $29,617 in the first six months of 2007 to $36,337 in the same period of 2008. The net increase in operating expenses during the second quarter of 2008 compared to the same period in 2007 is primarily the result of an increase in compensation-related costs of approximately $2,800 due to increased headcount resulting from the growth of the business, the addition of ECIN employees and an increase in bonus expense as well as an increase in bad debt of approximately $1,500, partially offset by a decrease of approximately $700 in consulting and marketing costs combined. The six month increase in operating expenses is primarily due to an increase in compensation-related expenses of approximately $5,700 attributable to an increase in headcount, an increase of approximately $1,800 in bad debt expense and an increase in travel expenses of approximately $600. The six month increase is partially offset by a decrease in third party consultant expense of approximately $1,200.

We had capitalized software costs of $7,305 during the first half of 2008 and $6,740 for the same period in 2007, which was capitalized pursuant to Statement of Financial Accounting Standard “SFAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The increase in capitalized software of $565 is primarily due to the addition of capitalized software related to our A4 and ECIN businesses, which were absent in the same period of 2007.

Prepackaged Medications

Prepackaged medications revenue for the three months ended June 30, 2008 decreased $1,446, from $10,939 in 2007 to $9,493 in the same period of 2008. Prepackaged medications revenue for the six months ended June 30, 2008 decreased $2,080, from $21,168 in 2007 to $19,088 in the same period of 2008. The decrease is primarily due to an overall decrease in average selling prices for medications due to increased competitive factors, management’s focus on reducing lower-margin revenue from wholesaler customers, and due to a decrease in medication orders as a result of increased order monitoring and related restrictions experienced in 2008. Approximately $950 of the year-over-year decrease was due to the reduction in medication prices and the effect of increased order monitoring and the remaining decrease of approximately $500 is due to a reduction in wholesaler revenue during the second quarter of 2008 in comparison to the same period in 2007. Of the six month decrease, approximately $950 was attributed to the reduction in medication prices and the effect of increased order monitoring and approximately $1,100 was due to a reduction in wholesaler revenue in the six months ended June 30, 2008 when compared to the same period in 2007.

Gross profit for prepackaged medications for the three months ended June 30, 2008 decreased $153, or 8.5%, from $1,798 in the second quarter of 2007 to $1,645 in the same period of 2008. Gross profit for prepackaged medications for the six months ended June 30, 2008 decreased $92, from $3,719 in the first half of 2007 to $3,627 in the same period of 2008. Gross profit as a percentage of revenue increased from 16.4% in the second quarter of 2007 to 17.3% in the same period of 2008. Gross profit as a percentage of revenue increased from 17.6% in the first half of 2007 to 19.0% in the same period of 2008. The increase in gross profit as a percentage of revenue for both periods is primarily due to the reduction in lower-margin revenue from wholesaler customers experienced in the first six months of 2008.

Operating expenses for prepackaged medications for the quarter ended June 30, 2008 decreased by $122, from $848 in 2007 to $726 in 2008. Operating expenses for prepackaged medications for the first half of the year decreased $54, from $1,540 in 2007 to $1,486 in 2008. The second quarter decrease is primarily due to a decrease in bad debt expense of approximately $80 and a decrease in consulting expense of approximately $50. The six month decrease is due to a decrease in bad debt expense of approximately $125 and a decrease in consulting expense of $50, offset by an increase in compensation expense of $150.

Information Services

Information services revenue for the three months ended June 30, 2008 decreased $581, or 13.1%, from $4,421 in the second quarter of 2007 to $3,840 in the same period of 2008. Information services revenue for the six months ended June 30, 2008 decreased $258, or 3.2%, from $7,974 in the first half of 2007 to $7,716 in the same period of 2008. The decrease for both periods is primarily attributed to the decrease of revenue related to the development and hosting of several PRMP solutions of approximately $500 and $200 during the second quarter of 2008 and first half of 2008, respectively.

Gross profit for information services for the quarter ended June 30, 2008 decreased $496, or 27.7%, from $1,789 in the second quarter of 2007 to $1,293 in the same period in 2008. During the first half of 2008, gross profit for information services decreased $630, or 19.2%, from $3,283 in the first half of 2007 to $2,653 in the same period in 2008. Gross profit as a percentage of revenue decreased from 40.5% in the second quarter of 2007 to 33.7% in the same period in 2008. Gross profit as a percentage of revenue decreased from 41.2% in the first half of 2007 to 34.4% in the same period in 2008. The decrease in gross profit and gross profit as a percentage of revenue for both periods is primarily due to an increase in headcount and a decrease in revenue accounted for under percentage of completion for the hosted PRMP solutions.

Operating expenses for information services for the three months ended June 30, 2008 decreased $159, or 13.3%, from $1,193 in the second quarter of 2007 to $1,034 in the same period in 2008. Operating expenses for information services for the six months ended June 30, 2008 decreased $183, or 8.2%, from $2,228 in the first half of 2007 to $2,045 in the same period in 2008. The decrease for both periods is due to a decrease in compensation-related expenses attributed to a decrease in headcount of approximately $170 and $270 in the second quarter of 2008 and the first half of 2008, respectively.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended June 30, 2008 increased by $5,277 from $10,990 in the second quarter of 2007 to $16,267 in the same period in 2008. Unallocated corporate expenses for the six months ended June 30, 2008 increased by $11,687 from $19,566 in the first half of 2007 to $31,253 in the same period in 2008. Excluding approximately $3,004 in acquisition related expenses relating to the transactions contemplated by the Merger Agreement with Misys plc and other integration related expenses, unallocated corporate expenses for the second quarter of 2008 increased by $2,273. This increase primarily relates to an increase in compensation related costs of $600 resulting from an increase in headcount and the ECIN acquisition, an increase in deal related amortization of $860 relating to the ECIN acquisition, and due to a reduction of $300 in corporate internally developed software capitalized. The balance of the three month increase is due to other immaterial changes. The increase for the six months ended June 30, 2008 is largely attributable to Misys transaction and other integration related expenses totaling $5,666. The remaining increase of $6,021 is due to an increase in compensation-related expenses of $2,100, an additional $1,700 of intangible amortization related to the ECIN acquisition, an increase of approximately $500 in facilities expenses, and due to a reduction of $300 in corporate internally developed software capitalized. The balance of the six month increase is due to other immaterial changes.

Interest Income and Interest Expense

Interest and other income recognized during the second quarter of 2008 decreased $729, or 65.9%, from $1,106 in the second quarter of 2007 to $377 in the comparable period in 2008. Interest and other income recognized during the first half of 2008 decreased $1,201, or 56.0%, from $2,143 in the first half of 2007 to $942 in the comparable period in 2008. The decrease in interest income for both periods is attributed to the net cash of $37,802 used for the purchase of ECIN as of December 31, 2007, which represents total net cash used of $87,802 less $50,000 borrowed under the Credit Facility and due to a decrease in effective interest rates for each comparable period.

Interest expense recognized during the three months ended June 30, 2008 increased $453, from $930 in the second quarter of 2007 to $1,383 in the same period in 2008. Interest expense recognized during the first six months of 2008 increased $1,164, from $1,863 in the first half of 2007 to $3,027 in the same period in 2008. The increase in interest expense is due to the new Credit Facility we entered into on December 31, 2007 which provides for a total unsecured commitment of $60,000 and matures on January 1, 2012. As of June 30, 2008, $50,000 in borrowings were outstanding under the Credit Facility and the net proceeds received were used towards the net cash purchase price of $87,802 related to the purchase of ECIN as of December 31, 2007.

Gain on sale of equity investment

During the second quarter of 2007 we entered into an Option Purchase Agreement with Medem and agreed to sell to Medem for a total purchase price of $2,592 an irrevocable three-year option held by Allscripts to purchase additional shares of Medem’s common stock. The sale of the option resulted in a gain of approximately $2,392 and is recorded in our operating results for the three and six months ended June 30, 2007.

Income taxes

Tax provisions of $1,503 and $4,010 were recorded for the three months ended June 30, 2008 and 2007, respectively and $1,553 and $6,970 for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $66,055 and $63,003, respectively. The increase of $3,052 is reflective of the following:

Operating activities

For the six months ended June 30, 2008, we generated $22,358 in net cash provided by operations, compared to $6,916 in the same period of 2007. This net improvement of $15,442 is due primarily to an improvement in accounts receivable management which improved by approximately $9,900 for the first half of 2008 due to management’s focus on cash collections and also due to a reduction in payments related to prepaid expenses of approximately $5,900 during the first half of 2008 compared to the same period in 2007. During the first half of 2007 we prepaid $1,700 for third-party software development, prepaid commissions of approximately $2,200 and other miscellaneous prepayments that were all absent in the same period in 2008. In addition, we received a refund of approximately $600 during the first half of 2008 relating to prepaid marketing services from prior years. These operating cash flow improvements were partially offset by a decrease of approximately $650 in accounts payable and accrued costs due to the timing of vendor and employee payments.

Investing activities

During the first half of 2008, we used $5,657 of cash for capital expenditures and $6,170 for capitalized software development costs. In addition, we made additional ECIN acquisition payments of $9,024 during the first six months of 2008. We used $5,104 and $8,035 in the six months ended June 30, 2007 to fund capital expenditures and capitalized software costs, respectively.

Financing activities

During the six months ended June 30, 2008, we received $1,667 in proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan, compared to the receipt of $7,923 during the same period in 2007.

Allscripts’ working capital increased by $13,037 or 17.4%, for the six months ended June 30, 2008, from $75,067 at December 31, 2007 to $88,104 at June 30, 2008. The increase is primarily due to an increase in cash and short-term marketable securities of $13,204 resulting primarily from cash generated from operations and the maturities of long-term securities, an increase in net accounts receivable of $2,496 and an increase in inventories of $1,195 attributed to an increase in purchases of hardware to be resold to customers during the first six months of 2008. At June 30, 2008, we had an accumulated deficit of $510,810, compared to $513,242 at December 31, 2007.

Future Capital Requirements

On August 6, 2008, Allscripts entered into a commitment letter with JPMorgan Chase Bank, N.A. in order to set forth terms regarding an amendment and restatement of its existing revolving credit facility. The amended credit facility would (i) increase the aggregate principal amount available thereunder from $60,000 to $75,000 and (ii) provide a backstop facility of up to $50,000 to be used to fund any repurchases of Allscripts’ 3.50% Convertible Senior Debentures arising by reason of the transactions with Misys plc (“Misys”). The amended credit facility will contain usual and customary representations, warranties and covenants for transactions of this type. The amended credit facility is subject to customary closing conditions.

We believe that our cash, cash equivalents and marketable securities of $66,055 as of June 30, 2008 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. Our primary needs for cash over the next twelve months will be to fund working capital, service approximately $4,925 in interest payments on our debt instruments, pay acquisition expenses related to the Transactions with Misys plc, fund capital expenditures, contractual obligations and investment needs of our current business.

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

Off Balance Sheet Arrangements

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of June 30, 2008 and 2007, no amounts had been drawn on the letter of credit.

In connection with our acquisition of ECIN, we assumed a $200 irrevocable letter of credit with a lending institution. A security deposit in the form of a letter of credit is specified in ECIN’s Chicago office lease agreement. The letter of credit contains an automatic renewal provision that requires notice of non-renewal to the beneficiary no later than 60 days prior to the current expiration date. The letter of credit expires on June 30, 2009. Under the ECIN Chicago office lease agreement, we have the right to reduce the letter of credit over time to $75 on November 1, 2008 and to $50 on November 1, 2009. As of June 30, 2008, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $375. As of June 30, 2008 and 2007, no amounts had been drawn on the letter of credit.

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

•	our ability to attract and retain qualified personnel;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	the occurrence of any event, development, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceeding that has been or may be instituted against Allscripts, Misys or MHS and others following announcement of entry into the Merger Agreement;

•	the inability to complete the Transactions due to the failure to obtain stockholder approvals or the failure of any party to satisfy other conditions to completion of the Transactions;

•	risks that the Transactions disrupt current plans and operations and potential difficulties in employee retention as a result of the Transactions;

•	the ability to recognize the benefits of the Merger;

•	legislative, regulatory and economic developments; and

•	those factors discussed in “Risk Factors” included below and in Allscripts’ periodic filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Our Senior Convertible Debentures and secured promissory note bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. Allscripts is also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the $50,000 of cash acquired from our bank Credit Facility on December 31, 2007. Based upon our balance of $50,000 of debt against our Credit Facility as of June 30, 2008, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $500.

As of June 30, 2008, we had cash, cash equivalents and marketable securities in financial instruments of $66,055. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $661.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors (Dollar amounts in thousands)

The following risk factors related to the pending transaction with Misys plc and MHS replace those set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

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

Current Allscripts equityholders’ ownership interest in Allscripts will be substantially diluted.

Following the consummation of the Transactions, Allscripts’ equityholders will, in the aggregate, own a significantly smaller percentage of Allscripts than they own immediately prior to the Transactions. Following consummation of the Transactions, Allscripts’ equityholders, which includes holders of our convertible debentures, immediately prior to the Transactions are expected to collectively own approximately 45.5% of Allscripts on a fully diluted basis. Additionally, Allscripts stockholders could own as little as approximately 40.8% of the outstanding common stock of Allscripts and related voting power and as little as approximately 37.2% of Allscripts common stock on a fully diluted basis after consummation of the Transactions. Consequently, Allscripts’ stockholders, as a group, will be able to exercise significantly less influence over the management and policies of Allscripts following the Merger than they will exercise over the management and policies of Allscripts immediately prior to the Merger. Additionally, Misys will be a majority stockholder in Allscripts and will have the power to block or approve most actions or proposals. The Transactions will also include an amendment to Allscripts’ certificate of incorporation to increase Allscripts’ authorized capital stock, which results in an increase in the number of shares of our common stock that are available to be issued in the future.

The number of shares of Allscripts common stock to be issued to Misys for Misys to reach the 54.5% fully diluted ownership percentage takes into consideration all of the shares issuable upon conversion of our 3.50% Convertible Senior Debentures. However, the shares into which the debentures are convertible may never be issued or only a portion of them may be issued, which would result in Misys’ ownership percentage being substantially higher than 54.5% and possibly as high as 59.2%.

When calculating the number of shares of our common stock issuable to Misys in connection with the Transactions, the number of shares into which debentures outstanding on the closing date are convertible will be included in the calculation. However, such shares of our common stock underlying the debentures may never be issued, or may only be issued in part, for a variety of reasons outside of Allscripts’ control, including the decision of a debenture holder to hold the debentures until maturity or to require us to repurchase debentures for cash after the closing of the Transactions. Moreover, the Transactions will result in an antidilution adjustment to increase the number of shares of our common stock issuable upon conversion of any debentures outstanding as of the close of business on the dividend record date. These additional shares resulting from the antidilution adjustment, which will be included in calculation of the number of shares issuable to Misys, may never be issued, or may only be issued in part. Additionally, the number of shares of Allscripts common stock issuable for in-the-money options and the restricted stock grants granted after execution of the Merger Agreement will also be included in calculating the number of Allscripts shares issuable to Misys. As a result, the percentage of our outstanding shares of common stock (and associated voting power) and fully-diluted shares owned by Misys could be significantly higher than 54.5%. We currently estimate that Misys’ ownership percentage of our outstanding common stock immediately after the consummation of the Transactions will be between 54.5% and 59.2%. This increase in ownership percentage will further reduce Allscripts’ pre-Merger stockholders’ ability to influence management or matters submitted to a vote of stockholders.

Holders of our 3.50% Convertible Senior Debentures have the right to require us to repurchase their debentures for cash as a result of the Transactions.

The consummation of the Transactions will be a “change of control,” as defined in the indenture relating thereto, thus triggering the right of holders of our 3.50% convertible senior debentures to require us to repurchase, in cash, all or any portion of their debentures at a price equal to 100% of the principal amount, which is an aggregate of $82.5 million, plus accrued and unpaid interest, if any, pursuant to the terms of the indenture relating thereto. We may not have sufficient funds on hand or available through existing borrowing facilities to repurchase all of the outstanding debentures and, thus, we may need to seek additional financing to repurchase debentures as required under the indenture related thereto. However, there can be no assurances that we will be able to obtain any such financing on terms favorable to us, if at all. Failure to repay or repurchase tendered debentures will result in an event of default with respect to the debentures. Allscripts has entered into a commitment letter with JPMorgan Chase Bank, N.A. for a backstop borrowing facility of up to $50 million in the event that Allscripts-Misys is required to purchase all or any of the outstanding debentures. Allscripts-Misys may be required to borrow the maximum amount under such facility in order to fulfill its obligations under the indenture relating to the debentures, which would result in a significant increase in the aggregate level of Allscripts-Misys’ debt as compared to a situation where the holders of the debentures exercise their right to convert the debentures into shares of Allscripts-Misys’ common stock.

Allscripts will incur significant transaction and merger costs related to the consummation of the Transactions that could have an adverse effect on its operating results.

Allscripts will incur financial advisor fees, filing fees, soliciting fees, legal and accounting costs, consummation and retention bonuses and certain other transaction related costs after June 30, 2008 that it estimates will be approximately $23 million. Further, under the Merger Agreement, Allscripts has agreed to pay Misys for up to $5 million of its transaction related expenses. In addition, Allscripts anticipates that it will incur significant costs in connection with the integration of MHS and its current operations. Allscripts is in the early stages of assessing the magnitude of these integration costs and, therefore, is unable to estimate the dollar value thereof. Allscripts may incur additional unanticipated costs in connection with the Transactions and related to the integration of MHS. Although Allscripts expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction, merger-related and integration costs over time, we cannot assure you that this net benefit will be achieved in the near term or at all.

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

The Transactions will result in an annual limitation on the ability of Allscripts to utilize net operating losses in tax years ending after the Transactions.

As of December 31, 2007 the net operating loss carryover of Allscripts for federal income tax purposes was believed to be approximately $205 million. The Transactions will result in an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. As a result, in years ending after the Transactions, Allscripts’ use of its net operating loss carryovers will be subject to an annual limitation. Although Allscripts does not expect the annual limitation to have a material adverse effect on its cash flow in future periods, the actual effect of the annual limitation will depend on future circumstances and therefore it is not possible to predict with certainty the effect of the annual limitation.

Other Risks that Relate to Allscripts and MHS after the Transactions

The application of the purchase method of accounting will result in additional goodwill which could become impaired and adversely affect Allscripts’ net worth and the market value of Allscripts’ common stock.

Under the purchase method of accounting, the assets and liabilities of Allscripts will be recorded, as of completion of the Transactions, at their respective fair values and added to those of MHS, which will be carried at their book values. The purchase price will be allocated to Allscripts’ tangible assets and liabilities and identifiable intangible assets, if any are identified, based on their fair values as of the date of completion of the Merger. The excess of such price over those fair values will be recorded as goodwill. Goodwill and other acquired intangibles expected to contribute indefinitely to Allscripts’ cash flows are not amortized, but must be evaluated by management at least annually for impairment. To the extent the value of goodwill or intangibles becomes impaired, Allscripts may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company’s operating results.

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

If the combined Allscripts-Misys fails to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

Commencing as early as the fiscal year ending May 31, 2009, the combined Allscripts-Misys must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered certified public accounting firm to begin reporting on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Although Allscripts currently is subject to these requirements under the Sarbanes-Oxley Act, MHS is not and MHS has not performed the system and process evaluation and testing of its internal control over financial reporting. This testing, or the subsequent testing by our independent registered certified public accounting firm, may reveal deficiencies in the combined entity’s internal control over financial reporting that are deemed to be material weaknesses. Moreover, if the combined entity is not able to comply with the requirements of Section 404 in a timely manner, or if it or its independent registered certified public accounting firm identifies deficiencies in the combined Allscripts-Misys’ internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Under our proposed amended charter and by-laws, approval of actions by stockholders requires a majority of the shares of common stock present in person and entitled to vote on the matter except as otherwise required by Delaware law. Because of the size of Misys’ interest in Allscripts following the Merger, Misys will have the ability to control or significantly influence the outcome of most matters submitted to a stockholder vote following the Merger. Misys’ interests with respect to any matter which is subject to a stockholder vote may diverge from or conflict with those of Allscripts and its other stockholders. In addition, it will likely be impracticable (as long as Misys retains a majority ownership stake in Allscripts) for a third party to acquire Allscripts through a merger or similar business combination without Misys’ approval. Additionally, pursuant to the Relationship Agreement, Misys will have the right to name six of Allscripts’ initial ten directors, as well as the Chairman of the Board at the time of the consummation of the Transactions, and Misys’ rights to nominate certain numbers of directors will continue so long as it owns specified percentages of Allscripts common stock.

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

Immediately after completion of the Transactions, Misys will own approximately 54.5% of Allscripts’ outstanding common stock on a fully diluted basis and a higher percentage of the actual outstanding common stock, possibly as much as 59.2%. Accordingly, Misys will have the ability to control or significantly influence management, the board of directors and other affairs. In addition, Misys will be able to determine the outcome of all matters requiring stockholder approval (such as a proposed sale of all or substantially all of our assets or the approval of a merger or consolidation involving Allscripts), subject to the voting agreements contained in the Relationship Agreement. The interests of Misys may differ from those of other holders of Allscripts common stock in material respects. For example, Misys may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other holders of Allscripts common stock. Additionally, Misys may determine that the disposition of some or all of its interests in Allscripts would be beneficial to Misys at a time when such disposition could be detrimental to the other holders of Allscripts common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(Share amounts in thousands)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
April 1, 2008 – April 30, 2008	17	$10.64
May 1, 2008 – May 31, 2008	—	$—
June 1, 2008 – June 30, 2008	—	$—

Total	17	$10.64

(1)	Shares withheld for tax liabilities upon vesting of restricted stock awards.

Item 5. Other Information

On August 7, 2008, Allscripts LLC, a wholly-owned subsidiary of Allscripts Healthcare Solutions, Inc. (“Allscripts”), entered into an amendment to the employment agreement with Benjamin E. Bulkley (“Amendment”). The Amendment provides that the initial term of Mr. Bulkley’s employment will be extended to continue in effect through December 31, 2008. Thereafter, Allscripts may renew the agreement by providing written notice at least 90 days prior to the expiration of the then current term. In addition to the amendments described below, the Amendment includes modifications of existing and inclusion of new provisions to comply with Section 409A of the Internal Revenue Code.

If Allscripts elects not to renew Mr. Bulkley’s agreement, he is entitled to severance equal to one year of his base salary (payable monthly subject to the requirements of Section 409A of the Code), the performance bonus for the year in which the termination date occurs, a cash payment of $10,000 in lieu of outplacement services, continuation of health benefits for twelve months, relocation benefits not to exceed twelve months following the termination date and vesting of all stock options or other awards within three business days following the termination date. Allscripts has the right, exercisable within two business days of termination, to make a cash payment of up to 90% of the value of such unvested awards based on the closing market price on the termination date, in lieu of such vesting. Mr. Bulkley is entitled to the same benefits described above in the event he terminates his employment as a result of a constructive discharge (as defined in the original employment agreement), which includes a change of control (as defined in the original employment agreement).

If employment is terminated due to death or disability, Allscripts is obligated to pay Mr. Bulkley, or his estate, earned but unpaid base salary, the unpaid performance bonus, if any, for the year preceding the year in which the termination date occurs and the performance bonus, if any, for the fiscal year in which the termination date occurs.

The Amendment also deleted Section 4.5.2 of the original employment agreement, which entitled Mr. Bulkley to additional severance of two times base salary and bonus if Mr. Bulkley terminates his employment for constructive discharge following a change of control. Finally, the Amendment modified the covenant of Mr. Bulkley not to compete with Allscripts by, among other things, adding a list of competitors and providing that the covenant applies regardless of the basis for termination.

A copy of the Amendment is attached to, and incorporated by reference in, this Quarterly Report on Form 10-Q as Exhibit 10.1. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment.

On March 17, 2008, concurrently with the execution of the Agreement and Plan of Merger (the “Merger Agreement”) among Misys, Misys Healthcare Systems, LLC, an indirect wholly-owned subsidiary of Misys (“MHS”), Allscripts and Patriot Merger Company, LLC, a wholly-owned subsidiary of Allscripts (“Merger Sub”), and in order to induce Misys and MHS to enter into the Merger Agreement, Allscripts entered into Employment Agreements with each of Glen E. Tullman, Chief Executive Officer, Lee A. Shapiro, President, and William J. Davis, Chief Financial Officer. These employment agreements only become effective as of the effective time of the merger between Merger Sub and MHS. A description of these employment agreements is contained in Allscripts’ preliminary proxy statement filed with the Securities Exchange Commission on July 21, 2008 and will be contained in Allscripts’ definitive proxy statement to be mailed to Allscripts stockholders in connection with the transactions with Misys. Copies of these employment agreements are filed as Exhibits 10.2, 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q.

On August 6, 2008, Allscripts entered into a commitment letter with JPMorgan Chase Bank, N.A. in order to set forth terms regarding an amendment and restatement of its existing revolving credit facility. The amended credit facility would (i) increase the aggregate principal amount available thereunder from $60,000,000 to $75,000,000 and (ii) provide a backstop facility of up to $50,000,000 to be used to fund any repurchases of Allscripts’ 3.50% Convertible Senior Debentures arising by reason of the transactions with Misys plc (“Misys”). The amended credit facility will contain usual and customary representations, warranties and covenants for transactions of this type. The amended credit facility is subject to customary closing conditions. A copy of the commitment letter is attached to, and incorporated by reference in, this Quarterly Report on Form 10-Q as Exhibit 10.5. The foregoing description of the commitment letter is qualified in its entirety by reference to the full text of the commitment letter.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2008.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 8, 2008

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
10.1	First Amendment to Employment Agreement dated as	Filed herewith
of August 7, 2008 between Allscripts LLC and Benjamin E. Bulkley

10.2	Employment Agreement, dated as of March 17, 2008 but effective as of the effective time of the merger between Misys Healthcare Systems, LLC and Patriot Merger Company, LLC, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman	Filed herewith

10.3	Employment Agreement, dated as of March 17, 2008 but effective as of the effective time of the merger between Misys Healthcare Systems, LLC and Patriot Merger Company, LLC, between Allscripts Healthcare Solutions, Inc. and Lee A. Shapiro	Filed herewith

10.4	Employment Agreement, dated as of March 17, 2008 but effective as of the effective time of the merger between Misys Healthcare Systems, LLC and Patriot Merger Company, LLC, between Allscripts Healthcare Solutions, Inc. and William J. Davis	Filed herewith

10.5	Commitment letter dated August 6, 2008, between JP Morgan Chase Bank, National Association and Allscripts Healthcare Solutions, Inc.	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith