Form 10-Q
period 2008-09-30
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2008-11-10
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-32085

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

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

As of October 31, 2008, there were 145,905,129 shares of the registrant’s $0.01 par value common stock outstanding.

Explanatory Note

On October 10, 2008, Allscripts Healthcare Solutions, Inc. (which changed its name to Allscripts-Misys Healthcare Solutions, Inc. on October 10, 2008, “Allscripts”) completed the transactions (the “Transactions”) contemplated by an Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC. The Transactions are described in greater detail in this Form 10-Q. As a result of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Allscripts changed its fiscal year to end on May 31. This Quarterly Report on Form 10-Q relates only to legacy Allscripts Healthcare Solutions Inc. and, as such, does not include any results of operations of MHS. Since the Transactions constituted a “reverse acquisition” for accounting purposes, the pre-acquisition combined financial statements of MHS will be treated as the historical financial statements of Allscripts going forward and will be included in Allscripts’ Quarterly Report on Form 10-Q for the quarter ending November 30, 2008.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$71,189	$43,785
Marketable securities	5,435	5,759
Accounts receivable, net of allowances of $5,073 and $4,190 at September 30, 2008 and December 31, 2007, respectively	95,560	81,351
Deferred taxes, net	5,459	16,650
Inventories	5,193	4,178
Prepaid expenses and other current assets	17,947	17,401

Total current assets	200,783	169,124
Long-term marketable securities	2,845	13,459
Fixed assets, net	20,297	18,238
Software development costs, net	22,951	24,115
Intangible assets, net	96,983	107,503
Goodwill	247,556	240,452
Other assets	3,982	5,252

Total assets	$595,397	$578,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,360	$15,911
Accrued expenses	22,683	17,266
Accrued acquisition obligation	—	8,946
Accrued compensation	6,524	5,441
Deferred revenue	54,325	45,940
Current portion of long-term debt	296	279
Other current liabilities	—	274

Total current liabilities	97,188	94,057
Long-term debt	134,938	135,162
Deferred taxes, net	8,177	6,179
Other liabilities	1,834	2,105

Total liabilities	242,137	237,503
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock:
$0.01 par value, 150,000 shares authorized; 57,428 issued and outstanding at September 30, 2008; 56,918 issued and outstanding at December 31, 2007	574	569
Additional paid-in capital	859,739	853,402
Accumulated deficit	(506,794)	(513,242)
Accumulated other comprehensive loss	(259)	(89)

Total stockholders’ equity	353,260	340,640

Total liabilities and stockholders’ equity	$595,397	$578,143

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue:
Software and related services	$71,813	$58,985	$198,610	$164,906
Prepackaged medications	9,991	10,904	29,079	32,072

Total revenue	81,804	69,889	227,689	196,978
Cost of revenue:
Software and related services	33,049	25,017	88,935	70,196
Prepackaged medications	8,384	9,223	23,845	26,672

Total cost of revenue	41,433	34,240	112,780	96,868

Gross profit	40,371	35,649	114,909	100,110
Selling, general and administrative expenses	32,605	25,977	94,748	71,548
Amortization of intangible assets	3,439	2,757	10,317	7,909

Income from continuing operations	4,327	6,915	9,844	20,653
Interest expense	(1,560)	(927)	(4,587)	(2,790)
Interest income and other, net	128	934	1,070	3,077
Gain on sale of equity investment	—	—	—	2,392

Income from continuing operations before income taxes	2,895	6,922	6,327	23,332
Provision for income taxes	1,123	2,770	2,460	9,317

Net income from continuing operations	$1,772	$4,152	$3,867	$14,015

Income (Loss) from discontinued operations (includes net gain on disposal of $1,985 for the three and nine months ended September 30, 2008, net of tax)	2,244	(28)	2,581	604

Net income (loss) from discontinued operations	$2,244	($28)	$2,581	$604

Net income	$4,016	$4,124	$6,448	$14,619

Net income per share from continuing operations—basic	$0.03	$0.07	$0.07	$0.25

Net income per share from continuing operations—diluted	$0.03	$0.07	$0.07	$0.24

Net income per share from discontinued operations—basic	$0.04	$0.00	$0.04	$0.01

Net income per share from discontinued operations—diluted	$0.04	$0.00	$0.04	$0.01

Weighted-average shares of common stock outstanding used in computing basic net income per share	57,008	56,191	56,763	55,500

Weighted-average shares of common stock outstanding used in computing diluted net income per share	58,201	65,225	57,784	64,541

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations, net of tax	$3,867	$14,015
Net income from discontinued operations, net of tax	2,581	604

Net income	$6,448	$14,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,276	15,090
Stock-based compensation expense	5,251	2,790
Gain on sale of equity investment	—	(2,392)
Realized loss on investments	13	41
Provision for doubtful accounts	3,723	1,787
Deferred taxes	3,691	8,425
Gain on sale of Physicians Interactive business	(3,253)	—
Changes in operating assets and liabilities:
Accounts receivable	(22,941)	(27,514)
Inventories	(1,015)	(1,123)
Prepaid expenses and other assets	518	(7,055)
Accounts payable	(2,278)	5,393
Accrued expenses	4,467	(2,669)
Accrued compensation	1,083	(4,471)
Deferred revenue	11,807	5,535
Other current liabilities	(753)	59

Net cash provided by operating activities	29,037	8,515
Cash flows from investing activities:
Capital expenditures	(7,135)	(6,113)
Capitalized software	(8,760)	(10,104)
Purchase of marketable securities	—	(17,485)
Sales and maturities of marketable securities	10,755	15,043
Sale of equity investment	—	2,592
Net payments for purchase of Extended Care Information Network, Inc.	(9,660)	—
Net payments for purchase of A4 Health Systems, Inc.	—	(265)
Net payments for other acquisitions and related transaction costs	—	(11,331)
Net proceeds from sale of Physicians Interactive business	11,104	—

Net cash used in investing activities	(3,696)	(27,663)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,494	7,990
Proceeds from employee stock purchase plan, net	569	665

Net cash provided by financing activities	2,063	8,655

Net increase (decrease) in cash and cash equivalents	27,404	(10,493)
Cash and cash equivalents, beginning of period	43,785	42,461

Cash and cash equivalents, end of period	$71,189	$31,968

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts-Misys Healthcare Solutions, Inc. and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, in Allscripts’ Annual Report on Form 10-K, filed with the SEC on February 29, 2008. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the full year. Certain of the 2007 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

On September 30, 2008, Allscripts sold its Physicians Interactive business. The operating results of the Physicians Interactive business have been presented as discontinued operations in the accompanying unaudited consolidated statement of operations for all periods presented. The consolidated balance sheet as of December 31, 2007 includes the Physicians Interactive business and has not been presented as discontinued operations due to the amounts being insignificant.

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

As of September 30, 2008 and December 31, 2007, there was $20,553 and $18,400, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	September 30, 2008	December 31, 2007
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts and included in the software and related services segment	$24,359	$25,669
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts and included in the software and related services segment	29,966	15,623
Prepayments and billings in excess of revenue earned for interactive physician education sessions and related services provided by the Allscripts’ physicians interactive business unit and included in the information services segment	—	4,648

Total deferred revenue	$54,325	$45,940

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

On October 10, 2008, Allscripts completed the transactions contemplated by the Merger Agreement, which consisted of (i) the cash payment by an affiliate of Misys of approximately $330,000 (“the Share Purchase”) and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company (the “Merger” and together with the Share Purchase, the “Transactions”). As a result of the Transactions, Misys, through its subsidiaries, owns approximately 82,886 shares of Allscripts common stock, or approximately 56.8% of the number of outstanding shares of Allscripts common stock. Pursuant to the Merger Agreement, Allscripts declared and paid a special cash dividend of $330,000 or $5.23 per share in connection with the closing of the Transactions.

Extended Care Information Network, Inc.

On December 31, 2007, Allscripts completed its acquisition of Extended Care Information Network, Inc. (“ECIN”), for a total of $93,975 (which includes repayment of ECIN’s indebtedness and transaction expenses). ECIN is a provider of hospital care management and discharge planning solutions. In connection with the ECIN acquisition, Allscripts created a new hospital solutions group designed to provide products and services under one umbrella, combining ECIN with Allscripts’ existing emergency department information systems and its care management solution, Canopy.

The ECIN acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

The results of operations of ECIN are included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008. The total purchase price for the acquisition, subject to finalization of the working capital adjustment as defined in the merger agreement, is $93,975 and is broken down as follows:

Cash paid for acquisition of ECIN (includes consideration to shareholders, payment of ECIN indebtedness and certain ECIN transaction costs)	$90,000
Preliminary net working capital payment	3,482
Acquisition-related transaction costs	493

Total preliminary purchase price	$93,975

The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the ECIN acquisition.

The purchase price has been allocated as follows:

Acquired cash	$5,723
Accounts receivable, net	3,065
Prepaids and other current assets	667
Fixed assets and other long-term assets	3,876
Goodwill	63,787
Intangible assets	31,170
Deferred tax liability, net	(9,746)
Accounts payable and accrued liabilities	(1,989)
Deferred revenue	(2,261)
Other liabilities	(317)

Net assets acquired	$93,975

Goodwill was determined based on the residual difference between the purchase cost and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were ECIN’s history of profitability and high operating margins, strong sales force and overall employee base, and leadership position in the healthcare information technology market. We have allocated $63,787 to goodwill and $31,170 to intangible assets. Of the $31,170 intangible assets acquired, $11,620 was assigned to developed technology rights with a useful life of 7 years, $750 was assigned to trade names with a useful life of 18 months, $11,680 was assigned to customer relationships with hospitals with a useful life of 20 years, $4,370 was assigned to customer relationships with extended care facilities with a useful life of 15 years and $2,750 was assigned to ECIN’s sales backlog with a useful life of 54 months.

The following unaudited pro forma information for Allscripts assumes the ECIN acquisition occurred on January 1, 2007. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of income had the ECIN acquisition occurred on January 1, 2007, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenue	$81,804	$74,487	$227,689	$209,837
Net income	$4,016	$3,632	$6,448	$12,838
Earnings per share:
Basic	$0.07	$0.06	$0.11	$0.23
Diluted	$0.07	$0.06	$0.11	$0.22

The unaudited pro forma information for the three and nine months ended September 30, 2007 include the following adjustments:

•

Increase to amortization expense of $547 and $1,642 for the three and nine months ended September 30, 2007 related to management’s estimate of the fair value of intangible assets acquired as a result of the ECIN acquisition.

•

Decrease to interest income of $266 and $798 for the three and nine months ended September 30, 2007 as a result of lower cash, cash equivalents and marketable securities balances assuming the acquisition of ECIN occurred on January 1, 2007.

•

Increase to interest expense of $380 and $1,139 for the three and nine months ended September 30, 2007 as a result of assuming the $50,000 of long-term debt incurred in connection with the ECIN acquisition was effective on January 1, 2007. This increase in interest expense is offset by a decrease in interest expense of $129 and $365 for the three and nine months ended September 30, 2007 due to Allscripts paying the balance of ECIN’s long-term debt in connection with the ECIN acquisition.

•	A decrease in revenue of $252 and $765 for the three and nine months ended September 30, 2007 relating to the timing of deferred revenue purchase accounting adjustments.

•	The pro forma information includes a tax provision of $480 and $1,254 for the three and nine months ended September 30, 2007 to reflect a 40% tax provision.

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

The purchase price of $11,685 has been recorded as of September 30, 2008 and has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s best estimates of the current fair values. A total of approximately $2,429 has been allocated to goodwill and $8,846 has been allocated to intangible assets with the remaining value attributed to tangible assets. Of the $8,846 intangible assets acquired, $7,280 was assigned to customer relationships with a useful life of 20 years, $1,260 was allocated to developed technology rights with an estimated useful life of 8 years and $306 was assigned to transition services with a useful life of 1 year. The results of operations of SourceMedical have been included in the accompanying consolidated statements of operations from the date of the SourceMedical acquisition. The Source Medical acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

A4 Health Systems, Inc

During the nine months ended September 30, 2008, Allscripts made an immaterial adjustment to the goodwill recorded for the A4 acquisition. Allscripts originally recorded a deferred tax asset for excess tax benefits relating to stock options exercised totaling approximately $9,500. This deferred tax asset was realized during the first quarter of 2006 when the deferred tax asset valuation allowance was reversed to goodwill in purchase accounting for the A4 acquisition. The deferred tax asset relating to the excess tax benefits for stock option exercises should be recorded at the time that Allscripts is able to reduce its income taxes payable for the benefit but based on its current net operating loss carry-forward position was not able to reduce income taxes payable. As a result, a decrease in deferred tax assets totaling approximately $9,500 with a corresponding offset to goodwill was recorded during the nine months ended September 30, 2008.

4. Discontinued Operations

On September 17, 2008, Allscripts entered into an Asset Purchase Agreement (the “PI Agreement”) with Perseus Acquisition, Inc. (“Perseus”), pursuant to which Allscripts agreed to sell to Perseus the assets comprising Allscripts’ information services segment which consisted solely of the Physicians Interactive business. The Physicians Interactive business provides clinical education and information solutions for physicians and patients. The purchase price for the Physicians Interactive business was $11,500 in cash. The closing of the sale of the Physicians Interactive business occurred on September 30, 2008.

The results of the Physicians Interactive discontinued operations for the three and nine months ended September 30, 2008 and 2007 are included below in accordance with FAS 144:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenue	$3,918	$3,555	$11,634	$11,529
Total cost of revenue	2,291	2,408	7,354	7,099

Gross Profit	1,627	1,147	4,280	4,430
Selling, general and administrative expenses	1,203	1,195	3,303	3,424

Net income (loss) from discontinued operations before tax	424	(48)	977	1,006
Provision for income taxes	165	(20)	381	402

Net income (loss) from discontinued operations	$259	($28)	$596	$604

Gain on the sale of discontinued operations	$3,253	$—	$3,253	$—
Tax on gain on the sale of discontinued operations	1,268	—	1,268	—

Gain on the sale of discontinued operations, net of tax	$1,985	$—	$1,985	$—

Net income (loss) from discontinued operations	$2,244	($28)	$2,581	$604

The current and non-current assets and liabilities of discontinued operations as of September 30, 2008 and December 31, 2007 are included below in accordance with FAS 144. The assets and liabilities as of September 30, 2008 are excluded from the consolidated balance sheet due to the Physicians Interactive sale closing on September 30, 2008. The Allscripts consolidated balance sheet as of December 31, 2007 includes the Physicians Interactive business and it has not been presented as discontinued operations due to the amounts being insignificant.

Current assets of discontinued operations:	September 30, 2008	December 31, 2007
Accounts receivable, net	$5,009	$3,162
Prepaid assets and other assets	626	858

Non-current assets of discontinued operations:
Net fixed assets	774	142
Goodwill and intangibles	2,923	2,958
Capitalized software	2,581	3,714

Total assets	$11,913	$10,834

Current liabilities of discontinued operations:
Accounts payable	$272	$1,039
Other accrued expenses	368	421
Deferred revenue	3,423	4,647

Total liabilities	$4,063	$6,107

Total net assets	$7,850	$4,727

5. Stock-Based Compensation

Impact of the Adoption of SFAS 123(R)

Allscripts elected to adopt the modified prospective application transition method as permitted by SFAS 123(R). Accordingly, during the three and nine months ended September 30, 2008 and 2007, Allscripts recorded stock-based compensation cost in accordance with SFAS 123(R) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation:
Restricted stock	$1,674	$1,445	$5,233	$2,609
Stock options	5	64	18	181

Total stock-based compensation	$1,679	$1,509	$5,251	$2,790

Effect on net income, net of tax	$1,024	$905	$3,203	$1,674

Effect on net income per share:
Basic	$0.02	$0.02	$0.06	$0.03

Diluted	$0.02	$0.01	$0.06	$0.03

Stock Options

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2008 and December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $22 and $39, respectively, after estimated forfeitures. Allscripts did not grant any stock options during the nine months ended September 30, 2008 or 2007.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at December 31, 2006	5,532	$7.81	5,485	$7.80
Options exercised	(1,915)	$4.85
Options forfeited	(62)	$29.00

Balance at December 31, 2007	3,555	$9.02	3,550	$9.02
Options exercised	(380)	$3.93
Options forfeited	(43)	$21.87

Balance at September 30, 2008	3,132	$9.41	3,129	$9.40

The aggregate intrinsic value of stock options outstanding as of September 30, 2008 was $16,692, which is based on Allscripts’ closing stock price of $12.44 as of September 30, 2008. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested and exercisable stock options as of September 30, 2008 was 3,129, with an intrinsic value of $16,692.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $2,024. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2008 was $1,494, net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

Restricted Stock Awards and Units

During the nine months ended September 30, 2008, management awarded 848 shares of restricted stock units to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with a weighted average fair value of $12.69 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited. As of September 30, 2008 and December 31, 2007, 2,114 and 1,266 restricted stock awards and units combined had been awarded, respectively, of which 1,355 and 937 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of September 30, 2008 and December 31, 2007, $16,148 and $13,720, respectively, of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

Our Chief Operating Officer, Benjamin E. Bulkley, terminated his employment with Allscripts effective September 19, 2008. In connection with Mr. Bulkley’s termination, the Company settled the 83 restricted stock units that were expected to vest upon termination with a cash payment.

Pursuant to restricted stock award agreements, the unvested restricted shares will vest upon the occurrence of a Change of Control, as defined. This Change of Control provision was triggered upon consummation of the Misys transaction on October 10, 2008 for all shares granted prior to the announcement of such transaction in March 2008.

The following table summarizes the status of unvested restricted stock outstanding at September 30, 2008 and changes during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2006	666	$18.18
Awarded	525	$24.87
Vested	(158)	$18.23
Forfeited	(92)	$20.78

Unvested restricted stock at December 31, 2007	941	$21.65

Awarded	848	$12.69
Vested	(274)	$21.41
Forfeited	(154)	$20.28

Unvested restricted stock at September 30, 2008	1,361	$16.27

A total of 967 restricted stock awards vested subsequent to September 30, 2008 as a result of the Change of Control provision triggered by the Misys transaction that was consummated on October 10, 2008. A total of 394 restricted stock awards did not vest in connection with the Misys transaction and remain outstanding.

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

Allscripts treats the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). During the nine months ended September 30, 2008 and 2007, 51 and 26 shares were issued under the ESPP which resulted in $569 and $665 in net proceeds, respectively.

6. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at September 30, 2008 and December 31, 2007 consist of cash and money market funds with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	September 30, 2008	December 31, 2007
Cash and cash equivalents:
Cash	$59,101	$43,017
Money market funds	12,088	768

	71,189	43,785
Short-term marketable securities:
Corporate debt securities	5,435	5,759

	5,435	5,759
Long-term marketable securities:
U.S. government and agency debt obligations	1,923	2,724
Corporate debt securities	922	10,735

	2,845	13,459

Total cash, cash equivalents and marketable securities	$79,469	$63,003

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

We adopted FAS 157 as required at the beginning of our fiscal year 2008 and the adoption did not have a material effect on our consolidated financial statements. All assets and liabilities that are required to be measured under FAS 157 are measured using Level 1 inputs.

7. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,016	$4,124	$6,448	$14,619
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(60)	11	(170)	74

Comprehensive income	$3,956	$4,135	$6,278	$14,693

The components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on Allscripts marketable securities. The components of the net unrealized loss on marketable securities, net of tax, are as follows:

	September 30, 2008	December 31, 2007
Short-term marketable securities:
Gross unrealized gains	$70	$—
Gross unrealized losses	(114)	(1)

Net short-term unrealized losses	(44)	(1)
Long-term marketable securities:
Gross unrealized gains	111	9
Gross unrealized losses	(326)	(97)

Net long-term unrealized losses	(215)	(88)

Total net unrealized losses on marketable securities	($259)	($89)

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

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings available for diluted per-share calculation:
Net income	$4,016	$4,124	$6,448	$14,619
Interest expense on 3.5% Senior Convertible Notes, net of tax	—	521	—	1,563

Net earnings available for diluted per-share calculation	$4,016	$4,645	$6,448	$16,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding:
Basic weighted average common shares	57,008	56,191	56,763	55,500
Dilutive effect of options and restricted stock awards	1,193	1,705	1,021	1,712
Dilutive effect of 3.50% Senior Convertible Debentures	—	7,329	—	7,329

Diluted weighted average common shares	58,201	65,225	57,784	64,541

Under the provisions of EITF 04-8, the as-if converted 7,329 shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were excluded from the three and nine months ended September 30, 2008 as the effects were anti-dilutive.

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

As of September 30, 2008, Allscripts owns 2,338 shares, or 18.7%, of Medem’s Series A Voting Common Stock and 91 shares, or 4.6%, of Medem’s Series B Common Stock (combined 16.8% equity ownership). Allscripts’ total investment in Medem is $2,900 under the cost basis of accounting as of September 30, 2008 and December 31, 2007 and is recorded in other assets on the consolidated balance sheets.

10. Long-Term Debt and Bank Credit Facility

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). The Notes can be converted, in certain circumstances, into approximately 7,300 shares of common stock based upon a conversion price of approximately $11.26 per share, subject to adjustment for certain events.

The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $14.64 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. The Notes were convertible during the quarter ended September 30, 2007 by virtue of the last reported sale price for Allscripts’ common stock having exceeded $14.64 for twenty consecutive days in the 30 trading-day period ending on each fiscal quarter end date but were not convertible based on the trading price conversion trigger during the quarter ended September 30, 2008. No notes were converted as of September 30, 2008 or September 30, 2007. However, in connection with the Transactions, holders of $54,632 aggregate principal amount of the Notes exercised their right to convert into Allscripts common stock. As a result of this conversion, Allscripts principal balance on the 3.5% Senior Convertible Notes was reduced by $54,632 to $27,868 on October 10, 2008. The timing of our obligation on the Notes may change as it relates to funding interest payments and making a principal payment on the Notes based on whether the holders elect to convert the Notes. Upon conversion, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

Credit Facility

On December 31, 2007, Allscripts and its subsidiaries entered into a new credit agreement the (the “Original Credit Facility”) with JPMorgan Chase Bank, N.A., as sole administrative agent, which provides for a total unsecured commitment of $60,000 and matures on January 1, 2012. On August 15, 2008, Allscripts and its subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as the sole administrative agent. The Credit Facility amends and restates the Original Credit Facility. The Credit Facility provides for a total unsecured commitment of $75,000, an increase of $15,000 from the Original Credit Facility, and matures on August 15, 2012. The Credit Facility is available in the form of letters of credit and revolving loans.

As of September 30, 2008 and December 31, 2007, $50,000 in borrowings were outstanding and $0 in letters of credit were outstanding under the Credit Facility. The proceeds received by Allscripts under the Credit Facility were used to partially finance the acquisition of ECIN described in Note 3. The Credit Facility, including, if drawn, the Backstop (as defined below), will initially bear interest at LIBOR plus 1.625% and thereafter will be based upon the Company’s leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year, commencing with the date of delivery of the Company’s financial statements for the fiscal quarter ending after the Closing Date, pursuant to the terms of the Credit Facility.

The Credit Facility also provides a backstop facility of up to $50,000 (the “Backstop”) to be used to fund any repurchases of Allscripts’ 3.50% Convertible Senior Debentures arising by reason of the Transactions. Allscripts launched its repurchase offer for the Debentures on November 7, 2008. The Backstop, if drawn upon, will amortize in equal quarterly installments and mature on the second anniversary of such draw. The Credit Facility’s lenders’ obligation to provide the Backstop terminates upon the earliest to occur of: (i) the Business Day immediately following the Change of Control Repurchase Date and (ii) the date that is one-hundred and twenty (120) days after the date on which the Transactions are consummated. There is no amount outstanding under the Backstop and no default under the Credit Facility as of September 30, 2008. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis.

Allscripts received approximately $49,397 in net proceeds under the Credit Facility after deduction for debt issuance costs. The debt costs of $603 have been capitalized as other assets and are being amortized as interest expense over four years using the effective interest method.

Promissory Note

In connection with the acquisition of A4, Allscripts assumed a secured promissory note with an aggregate principal amount of $3,400 as of March 2, 2006, maturing on October 31, 2015. The promissory note bears interest at 7.85% per annum, and principal and interest are due monthly. In the event of prepayment in full or in part, Allscripts will be subject to a prepayment fee of 1% or more, as described in the related promissory note agreement, of the amount of principal prepaid on the promissory note. The promissory note is secured by the former corporate facilities of A4 and any lease or rental payments as defined in the related agreements. On August 20, 2008, Allscripts entered into an agreement to sell the former corporate facilities of A4 (see Note 13). The secured promissory note will be paid in full upon closing of the sale which is expected to occur in November 2008.

Long-term debt outstanding as of September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
3.5% Senior convertible debt	$82,500	$82,500
Long-term revolving Credit Facility, LIBOR plus 0.80% interest	50,000	50,000
7.85% Secured promissory note	2,734	2,941

Total debt	135,234	135,441
Less: Current portion of long-term debt	296	279

Total long-term debt, net of current portion	$134,938	$135,162

Interest expense for the three months ended September 30, 2008 and 2007 was $1,389 and $781, respectively, and $171 and $146 in debt issuance cost amortization, respectively. Interest expense for the nine months ended September 30, 2008 and 2007 was $4,119 and $2,347, respectively, and $468 and $443 in debt issuance cost amortization, respectively.

11. Income Taxes

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

Allscripts and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. Tax years 1993 and forward remain open for examination for federal tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at September 30, 2008 will remain subject to examination until the respective tax year is closed. The statute is similarly open for state income tax purposes.

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

Allscripts currently organizes its business around groups of similar products, which results in two reportable segments: software and related services and prepackaged medications. As a result of the sale of our Physicians Interactive business to Perseus Acquisition, Inc. on September 30, 2008, the results of the previously disclosed information services segment are included in discontinued operations (see Note 4) and the information services business is no longer included as a reportable segment of the Company.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Software and related services	$71,813	$58,985	$198,610	$164,906
Prepackaged medications	9,991	10,904	29,079	32,072

Total revenue	$81,804	$69,889	$227,689	$196,978

Income from operations:
Software and related services	$21,492	$16,997	$56,066	$50,636
Prepackaged medications	847	762	2,988	2,941
Unallocated corporate	(18,012)	(10,844)	(49,210)	(32,924)

Income from continuing operations	4,327	6,915	9,844	20,653
Interest income, interest expense, and other income (expense), net	(1,432)	7	(3,517)	287
Gain on sale of equity investment	—	—	—	2,392

Income from continuing operations before income taxes	$2,895	$6,922	$6,327	$23,332

13. Subsequent Event

Merger with Misys Healthcare Systems, Inc.

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

On October 10, 2008, Allscripts completed the transactions contemplated by the Merger Agreement, which consisted of (i) the cash payment by an affiliate of Misys of approximately $330,000 (the “Share Purchase”) and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company (the “Merger” and together with the Share Purchase, the “Transactions”). As a result of the Transactions, Misys, through its subsidiaries, owns approximately 82,886 shares of Allscripts common stock, or approximately 56.8% of the number of outstanding shares of Allscripts common stock. Pursuant to the Merger Agreement, Allscripts declared and paid a special cash dividend of $330,000 or $5.23 per share in connection with the closing of the Transactions.

In connection with the closing of the Transactions, effective October 10, 2008, the fiscal year end of Allscripts-Misys was changed to May 31. Pursuant to the stock option and restricted stock award agreements, unvested stock options and restricted shares of Allscripts common stock vest upon the occurrence of a Change of Control, as defined. This Change of Control provision was triggered upon consummation of the Misys transaction on October 10, 2008 for all shares granted prior to the announcement of such transaction in March 2008.

Sale of Building

On August 20, 2008, A4 Realty, LLC (“A4”), a wholly-owned indirect subsidiary of Allscripts Healthcare Solutions, Inc. (“Allscripts”), entered into a Contract of Purchase and Sale (the “Sale Agreement”) to sell its office building property located in the City of Cary, North Carolina (the “Cary Sale”). The purchase price for the Cary Sale is $7,250. Pursuant to the Sale Agreement, buyer has a period of sixty (60) days to investigate and examine the property and may, for any reason during such examination period, terminate the Sale Agreement, a period which expired on October 19, 2008. The closing of the Cary Sale is expected to occur on November 18, 2008 and the secured promissory note (see Note 10) will be paid in full upon closing. A gain of approximately $2,000 is expected to be realized upon the close of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Allscripts-Misys Healthcare Solutions, Inc. is a leading provider of clinical software, connectivity and information solutions that physicians use to improve the quality of healthcare. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide clinical software applications, including Electronic Health Record (EHR), practice management, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and document imaging solutions through our clinical solutions businesses. Additionally, until the sale of our Physicians Interactive business on September 30, 2008, we provided clinical education and information solutions for physicians and patients through our physicians interactive business unit. We provide additional physician-patient connectivity solutions through our partnership with Medem. We also provide prepackaged medication fulfillment services through our medication services business unit.

We report our financial results utilizing two business segments: software and related services segment and prepackaged medications segment. The software and related services segment consists of clinical software solutions offered by our clinical solutions and hospital solutions businesses. Our award-winning EHR solutions are designed to enhance physician productivity using Tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Our Practice Management solutions combine scheduling and financial management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management.

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

As a result of the sale of our Physicians Interactive business on September 30, 2008, the results of the previously disclosed information services segment are included in discontinued operations (see Note 4 to the consolidated financial statements).

The composition of our revenue by segment for the three-month periods ended on the dates indicated below is as follows:

	2008			2007
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Software and related services	$71,813	$68,179	$58,618	$57,767	$58,985	$54,681	$51,240
Prepackaged medications	9,991	9,493	9,595	11,887	10,904	10,939	10,229

Total revenue	$81,804	$77,672	$68,213	$69,654	$69,889	$65,620	$61,469

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

On October 10, 2008, Allscripts completed the transactions contemplated by the Merger Agreement, which consisted of (i) the cash payment by an affiliate of Misys of approximately $330,000 (“the Share Purchase”) and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company (the “Merger” and together with the Share Purchase, the “Transactions”). As a result of the Transactions, Misys, through its subsidiaries, owns approximately 82,886 shares of Allscripts common stock, or approximately 56.8% of the number of outstanding shares of Allscripts common stock. Pursuant to the Merger Agreement, Allscripts declared and paid a special cash dividend of $330,000 or $5.23 per share in connection with the closing of the Transactions. At the closing of the Merger, Allscripts changed its name to Allscripts-Misys Healthcare Solutions, Inc.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities“ (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The EITF is effective for fiscal years beginning after December 15, 2008. The Company has not historically declared dividends and we do not intend to declare dividends in the future, therefore we do not expect EITF 03-6-1 to have an effect on our consolidated financial position or results of operations.

In June 2008, the Financial Accounting Standards Board issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5“ (“EITF No. 08-4”). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008, with early application permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible debt.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2010.

In December 2007, the Financial Accounting Standards Board issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the Parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2010.

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

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Software and Related Services

Software and related services revenue for the three months ended September 30, 2008 increased $12,828, or 21.7%, from $58,985 during the three months ended September 30, 2007 to $71,813 during the same period in 2008. Software and related services revenue for the nine months ended September 30, 2008 increased $33,704, or 20.4%, from $164,906 during the nine months ended September 30, 2007 to $198,610 during the same period in 2008. The quarterly increase is attributable to software revenue contributed by ECIN, which we acquired on December 31, 2007, an increase of approximately $3,900 in sales to smaller physician practices and emergency department customers, an increase of approximately $2,000 in support and maintenance revenue due to the increase in our installed customer base, an increase of approximately $1,500 in software and implementation services revenue accounted for under percentage of completion and other related services. These increases were partially offset by a decrease in add-on license revenue of approximately $1,100. The nine month increase is due to software revenue contributed by ECIN which was absent in 2007, an increase of $12,300 in sales to smaller physician practices and emergency department customers and an increase of approximately $5,200 in support and maintenance revenue, partially offset by a decrease in add-on license revenue of approximately $3,700.

Gross profit for software and related services increased $4,796, or 14.1%, from $33,968 during the third quarter of 2007 to $38,764 in the same period of 2008. Gross profit also increased $14,965, or 15.8%, from $94,710 in the first nine months of 2007 to $109,675 in the same period of 2008. The increase in gross profit for both periods is primarily a result of an increase in support and maintenance revenue which is traditionally higher-margin relative to other revenue streams and due to the ECIN margin contribution for the three and nine month periods ended September 30, 2008, which were not present in 2007. Gross profit for software and related services as a percentage of revenue decreased from 57.6% during the third quarter of 2007 to 54.0% in the third quarter of 2008. Gross profit for software and related services as a percentage of revenue decreased from 57.4% during the first nine months of 2007 to 55.2% in the same period of 2008. The decrease in gross profit as a percentage of revenue for both periods was negatively affected by the incremental deployment cost associated with our TouchWorks version 11.0 software and due to an increase in capitalized software amortization on a year-over-year basis.

Operating expenses for software and related services for the third quarter ended September 30, 2008 increased $301, or 1.8%, from $16,971 in the third quarter of 2007 to $17,272 in the same period of 2008. Operating expenses for software and related services for the nine months ended September 30, 2008 increased $9,535, or 21.6%, from $44,074 in the first nine months of 2007 to $53,609 in the same period of 2008. The net increase in operating expenses during the third quarter of 2008 compared to the same period in 2007 is primarily the result of an increase in compensation-related costs of approximately $1,200 due to increased headcount resulting from the growth of the business and the addition of ECIN employees and an increase in bonus expense as well as an increase in bad debt of approximately $200, partially offset by a decrease of approximately $500 in promotional and marketing costs and a decrease of approximately $200 in travel and consulting costs combined. The nine month increase in operating expenses is primarily due to an increase in compensation-related expenses of approximately $4,000 attributable to an increase in headcount including ECIN employees, an increase of approximately $1,700 in bad debt expense and an increase in travel expenses of approximately $500.

We had capitalized software costs of $9,514 during the first nine months of 2008 and $9,043 for the same period in 2007, which was capitalized pursuant to Statement of Financial Accounting Standard “SFAS” No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in our software and related services segment. The increase in capitalized software is due to the addition of capitalized software related to our ECIN business, which was absent in the same period of 2007, as well as the on-going development of TouchWorks and Healthmatics products.

Prepackaged Medications

Prepackaged medications revenue for the three months ended September 30, 2008 decreased $913, from $10,904 in 2007 to $9,991 in the same period of 2008. Prepackaged medications revenue for the nine months ended September 30, 2008 decreased $2,993, from $32,072 in 2007 to $29,079 in the same period of 2008. The quarterly decrease is primarily due to an overall decrease in average selling prices for medications due to increased competitive factors, management’s focus on reducing lower-margin revenue from wholesaler customers, and due to a decrease in medication orders as a result of increased order monitoring and related restrictions experienced in 2008. Approximately $800 of the year-over-year decrease was due to the reduction in medication prices and the effect of increased order monitoring and the remaining decrease of approximately $100 is due to a reduction in wholesaler revenue during the third quarter of 2008 in comparison to the same period in 2007. Of the nine month decrease, approximately $1,700 was attributed to the reduction in medication prices and the effect of increased order monitoring and approximately $1,300 was due to a reduction in wholesaler revenue in the nine months ended September 30, 2008 when compared to the same period in 2007.

Gross profit for prepackaged medications for the three months ended September 30, 2008 decreased 4.4%, from $1,681 in the third quarter of 2007 to $1,607 in the same period of 2008. Gross profit for prepackaged medications for the nine months ended September 30, 2008 decreased 3.1%, from $5,400 in the first nine months of 2007 to $5,234 in the same period of 2008. Gross profit as a percentage of revenue increased from 15.4% in the third quarter of 2007 to 16.1% in the same period of 2008. Gross profit as a percentage of revenue increased from 16.8% in the first nine months of 2007 to 18.0% in the same period of 2008. The increase in gross profit as a percentage of revenue for both periods is primarily due to the reduction in lower-margin revenue from wholesaler customers experienced in the first nine months of 2008.

Operating expenses for prepackaged medications for the quarter ended September 30, 2008 decreased by $159, from $919 in 2007 to $760 in 2008. Operating expenses for prepackaged medications for the first nine months of the year decreased $213, from $2,459 in 2007 to $2,246 in 2008. The third quarter decrease is primarily due to a decrease in compensation costs of approximately $100. The nine month decrease is due to a decrease in bad debt expense of approximately $150 and a decrease in consulting expense of $50, offset by an increase in compensation expense of $50.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended September 30, 2008 increased by $7,168 from $10,844 in the third quarter of 2007 to $18,012 in the same period in 2008. Unallocated corporate expenses for the nine months ended September 30, 2008 increased by $16,286 from $32,924 in the first nine months of 2007 to $49,210 in the same period in 2008. Excluding approximately $5,403 in acquisition related expenses relating to the transactions contemplated by the Merger Agreement with Misys plc and other integration related expenses, unallocated corporate expenses for the third quarter of 2008 increased by $1,765. This increase primarily relates to an increase in compensation related costs of $1,500 resulting from an increase in headcount and the ECIN acquisition, an increase in deal related amortization of $700 relating to the ECIN acquisition, offset by a decrease of approximately $500 in consulting expense. The increase for the nine months ended September 30, 2008 is largely attributable to Misys transaction and other integration related expenses totaling $11,069. The remaining increase of $5,217 is due to an increase in compensation-related expenses of $2,100 resulting from an increase in headcount including ECIN employees, an additional $2,400 of intangible amortization related to the ECIN acquisition and an increase of approximately $500 in facilities expenses.

Interest Income and Interest Expense

Interest and other income recognized during the third quarter of 2008 decreased $806, from $934 in the third quarter of 2007 to $128 in the comparable period in 2008. Interest and other income recognized during the first nine months of 2008 decreased $2,007, from $3,077 in the first nine months of 2007 to $1,070 in the comparable period in 2008. The decrease in interest income for both periods is attributed to the net cash of $38,252 used for the purchase of ECIN as of December 31, 2007, which represents total net cash used of $88,252 less $50,000 borrowed under the Credit Facility and due to a decrease in effective interest rates for each comparable period.

Interest expense recognized during the three months ended September 30, 2008 increased $633, from $927 in the third quarter of 2007 to $1,560 in the same period in 2008. Interest expense recognized during the first nine months of 2008 increased $1,797, from $2,790 in the first nine months of 2007 to $4,587 in the same period in 2008. The increase in interest expense for both periods is due to the new Credit Facility we entered into on December 31, 2007 which provides for a total unsecured commitment of $75,000 and matures on August 15, 2012. As of September 30, 2008, $50,000 in borrowings were outstanding under the Credit Facility and the net proceeds received were used towards the net cash purchase price of $88,252 related to the purchase of ECIN as of December 31, 2007.

Gain on sale of equity investment

During the third quarter of 2007 we entered into an Option Purchase Agreement with Medem and agreed to sell to Medem for a total purchase price of $2,592 an irrevocable three-year option held by Allscripts to purchase additional shares of Medem’s common stock. The sale of the option resulted in a gain of approximately $2,392 and is recorded in our operating results for the three and nine months ended September 30, 2007.

Income taxes

Tax provisions related to continuing operations of $1,123 and $2,770 were recorded for the three months ended September 30, 2008 and 2007, respectively and $2,460 and $9,317 for the nine months ended September 30, 2008 and 2007, respectively. Tax provisions related to discontinued operations of $165 and ($20) were recorded for the three months ended September 30, 2008 and 2007, respectively and $381 and $402 for the nine months ended September 30, 2008 and 2007, respectively.

Discontinued Operations

On September 17, 2008, Allscripts entered into an Asset Purchase Agreement with Perseus Acquisition, Inc. (“Perseus”), pursuant to which Allscripts agreed to sell to Perseus the assets of the Physicians Interactive business which provide clinical education and information solutions for physicians and patients. The purchase price for the Physicians Interactive business was $11,500 in cash. The closing of the sale of the Physicians Interactive business occurred on September 30, 2008.

Income from discontinued operations for the three months ended September 30, 2008 increased $2,272, from ($28) in the third quarter of 2007 to $2,244 in the same period of 2008. Income from discontinued operations for the nine months ended September 30, 2008 increased $1,977, from $604 in the first nine months of 2007 to $2,581 in the same period of 2008. The increase for both periods includes a gain of $1,985 on the disposal of the Physicians Interactive business, net of tax. Excluding the gain on the sale of our information services segment, income from discontinued operations increased by $287 and decreased by ($8) for the three and nine months ended September 30, 2008, respectively. The quarterly increase is primarily attributed to an increase in revenue from e-Detailing sessions of approximately $700 offset by a slight decrease in revenue related to the development and hosting of several PRMP solutions.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $79,469 and $63,003, respectively. The increase of $16,466 is reflective of the following:

Operating activities

For the nine months ended September 30, 2008, we generated $29,037 in net cash provided by operations, compared to $8,515 in the same period of 2007. This net improvement of $20,522 is due primarily to an increase of approximately $7,200 in depreciation and amortization expense due to the contribution of the ECIN acquisition, an improvement in accounts receivable management which improved by approximately $4,600 for the first nine months of 2008 due to management’s focus on cash collections and also due to an increase in payments related to prepaid expenses of approximately $7,600 during the first nine months of 2008 compared to the same period in 2007. There was also an improvement of approximately $5,000 in accounts payable and accrued expenses due to the timing of vendor and employee payments and an improvement in deferred revenue of approximately $6,300 due to an increase in customer billing during the nine months ended September 30, 2008. During the first nine months of 2007 we prepaid $1,700 for third-party software development and other miscellaneous prepayments that were all absent in the same period in 2008. These operating cash flow improvements were partially offset by a decrease of approximately $8,200 in net income.

Investing activities

We received net proceeds of $11,104 for the sale of our Physicians Interactive business in a transaction which closed on September 30, 2008. During the first nine months of 2008, we used $7,135 of cash for capital expenditures and $8,760 for capitalized software development costs. In addition, we made additional ECIN acquisition payments of $9,660.

During the nine months ended September 30, 2007, we acquired a number of customer contracts from SourceMedical for $11,331. We used $6,113 and $10,104 in the nine months ended September 30, 2007 to fund capital expenditures and capitalized software costs, respectively, which was offset with a gain of $2,592 from the sale of an equity interest in Medem.

Financing activities

During the nine months ended September 30, 2008, we received $2,063 in proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan, compared to the receipt of $8,655 during the same period in 2007.

Allscripts’ working capital increased by $28,528 or 38.0%, for the nine months ended September 30, 2008, from $75,067 at December 31, 2007 to $103,595 at September 30, 2008. The increase is primarily due to an increase in cash and short-term marketable securities of $27,080 resulting primarily from cash generated from operations and the maturities of long-term securities, an increase in net accounts receivable of $14,209 and an increase in inventories of $1,015 attributed to an increase in purchases of hardware to be resold to customers during the first nine months of 2008 and a decrease of $2,866 in accounts payable and accrued expenses. The increases in working capital are offset by a decrease in deferred taxes of $11,191 and an increase in deferred revenue of approximately $8,385. At September 30, 2008, we had an accumulated deficit of $506,794, compared to $513,242 at December 31, 2007.

Discontinued Operations

Cash flows from discontinued operations are combined with cash flows from continuing operations within each category on the consolidated cash flow statement. The discontinued operations cash flows are not separately identified as cash flows from discontinued operations within the operating, investing, or financing activities but are presented below. We do not expect the disposal of our information services segment to have a significant impact on future liquidity and capital resources.

For the nine months ended September 30, 2008
Physicians Interactive operating cash flows	$696
Physicians Interactive investing cash flows	($696)
Physicians Interactive financing cash flows	$—

Future Capital Requirements

On August 15, 2008, Allscripts and its subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as the sole administrative agent. The Credit Facility amends and restates the Original Credit Facility. The Credit Facility provides for a total unsecured commitment of $75,000, an increase of $15,000 from the Original Credit Facility, and matures on August 15, 2012. The Credit Facility is available in the form of letters of credit and revolving loans.

The Credit Facility also provides a backstop facility of up to $50,000 (the “Backstop”) to be used to fund any repurchases of Allscripts’ 3.50% Convertible Senior Debentures (the “Debentures”) arising by reason of the Transactions.

On November 7, 2008, Allscripts launched an offer to purchase for cash all of its $27,868 Debentures outstanding at a purchase price equal to 100% of the principal amount of the Debentures being repurchased ($1,000 per each $1,000 principal amount outstanding) plus any accrued and unpaid interest, pursuant to the terms of the indenture governing the Debentures. Allscripts expects to use the Backstop to fund any purchases of the Debentures.

Apart from our use of the Backstop to fund any purchases of the Debentures, we believe that our cash, cash equivalents and marketable securities of $79,469 as of September 30, 2008 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. In addition to purchasing any Debentures, our primary needs for cash over the next twelve months will be to fund working capital, service approximately $4,604 in interest payments on our debt instruments, pay acquisition expenses related to the Transactions with Misys plc, fund capital expenditures, contractual obligations, including the Memorandum of Understanding dated as of October 9, 2008 with Misys, regarding a Shared Services Agreement to be entered into between Allscripts-Misys and Misys, and investment needs of our current business.

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

Off Balance Sheet Arrangements

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of September 30, 2008 and 2007, no amounts had been drawn on the letter of credit.

In connection with our acquisition of ECIN, we assumed a $100 irrevocable letter of credit with a lending institution. A security deposit in the form of a letter of credit is specified in ECIN’s Chicago office lease agreement. The letter of credit contains an automatic renewal provision that requires notice of non-renewal to the beneficiary no later than 60 days prior to the current expiration date. The letter of credit expires on June 30, 2009. Under the ECIN Chicago office lease agreement, we have the right to reduce the letter of credit over time to $75 on November 1, 2008 and to $50 on November 1, 2009. As of September 30, 2008, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $375. As of September 30, 2008 and 2007, no amounts had been drawn on the letter of credit.

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

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	the outcome of any legal proceeding that has been or may be instituted against Allscripts, Misys or MHS and others following announcement of entry into the Merger Agreement;

•	risks that the Transactions disrupt current plans and operations and potential difficulties in employee retention as a result of the Transactions;

•	the ability to successfully integrate MHS into Allscripts;

•	the ability to recognize the benefits of the Merger;

•	legislative, regulatory and economic developments; and

•	those factors discussed in “Risk Factors” in Allscripts’ periodic filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Our Senior Convertible Debentures and secured promissory note bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. Allscripts is also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the $50,000 loan outstanding under our Credit Facility. Based upon our balance of $50,000 of debt against our Credit Facility as of September 30, 2008, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $500.

As of September 30, 2008, we had cash, cash equivalents and marketable securities in financial instruments of $79,469. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $795.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Changes in Internal Control

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On September 15, 2008, Allscripts received notice that LaSalle Bank N.A., solely in its capacity as indenture trustee (“LaSalle”), filed a complaint in the Supreme Court of the State of New York, County of New York, on behalf of the holders of Allscripts’ 3.50% Convertible Senior Debentures Due 2024 seeking payment of the “Additional Shares” (as defined in the Indenture dated as of July 6, 2004 between LaSalle and Allscripts in connection with the Transactions. On October 29, 2008, Allscripts filed a motion to dismiss the complaint. Allscripts believes that the complaint is without merit and will vigorously contest the claims set forth in the complaint.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(Share amounts in thousands)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
July 1, 2008 – July 31, 2008	2	$12.28
August 1, 2008 – August 31, 2008	5	$13.65
September 1, 2008 – September 30, 2008	—	$—

Total	7	$13.22

(1)	Shares withheld for tax liabilities upon vesting of restricted stock awards.

Item 4. Submission of Matters to a Vote of Security Holders

At Allscripts’ Annual Meeting of Stockholders held on October 6, 2008, the stockholders (1) approved the issuance of shares of Allscripts common stock in connection with (i) the merger of Patriot Merger Company, a wholly-owned subsidiary of Allscripts, with and into Misys Healthcare Systems, an indirect wholly-owned subsidiary of Misys, with Misys Healthcare continuing as a surviving wholly-owned subsidiary of Allscripts, and (ii) the cash payment by Misys or one of its subsidiaries of approximately $330,000,000; (2) approved the amendment and restatement of the certificate of incorporation of Allscripts as set forth in Annex B to the proxy statement related to such annual meeting; (3) approved the additional amendment and restatement of the certificate of incorporation and by-laws of Allscripts as set forth in Annex C to the proxy statement related to such annual meeting; (4) elected Glen Tullman and M. Fazle Husain as directors of Allscripts to hold office until the 2011 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); and (5) ratified the appointment of Grant Thornton LLP as Allscripts’ independent registered public accounting firm for 2008. The votes were as follows:

		Votes for	Votes Against	Withheld/Abstain	Broker Non-vote
(1)	Share issuance in connection with the merger of Patriot Merger Company into Misys Healthcare Systems	40,907,600	403,165	545,857	9,451,237

(2)	Amendment and restatement of the certificate of incorporation of Allscripts as set forth in Annex B to the proxy statement	40,920,729	389,043	546,850	9,451,237

(3)	Additional amendment and restatement of the certificate of incorporation and by-laws of Allscripts as set forth in Annex C to the proxy statement	50,129,948	604,712	573,289	—

(4)	Election of directors:

	Glen Tullman	49,720,596	—	1,587,353	—

	M. Fazle Husain	50,414,959	—	892,990	—

(5)	Ratification of the appointment of Grant Thornton LLP	50,601,320	136,795	569,833	—

Item 5. Other Information

On November 6, 2008, Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts-Misys”) entered into an Employment Agreement (the “Employment Agreement”) with Laurie McGraw, the president of its Enterprise Clinical Solutions Group. The Employment Agreement, which is effective as of the closing date of the transactions with Misys plc (the “Transactions”), which was October 10, 2008, supersedes in its entirety Ms. McGraw’s prior employment agreement, dated as of January 31, 2003, as amended, and provides the following compensation, benefits, terms and conditions:

•	Ms. McGraw will receive a base salary of $325,000 and will have an annual target bonus opportunity of 75% of her salary.

•

Ms. McGraw received a restricted stock unit award following the consummation of the Transactions. The award had a grant-date value of $1,500,000, and will vest over four years in accordance with Allscripts-Misys’ customary vesting schedule. Up to 20% of such award may be made under an equity program of Misys. The portion of the award that entitles Ms. McGraw to receive shares of Allscripts-Misys common stock will be subject to the approval of the stockholders of each of Allscripts-Misys and Misys (the “Conditional Award”). If such approvals have not been obtained on the day prior to each of the first four anniversaries of the grant date of the Conditional Award, and Ms. McGraw has remained continuously employed, one-quarter of the Conditional Award (and any rights or obligations arising therefrom) shall be canceled as of each such anniversary date without payment or other consideration therefor except that Allscripts-Misys shall pay Ms. McGraw, on the tenth day after each such anniversary, a cash lump sum equal to the number of shares of Allscripts-Misys common stock underlying the Conditional Award so canceled on such anniversary day multiplied by the closing price per share of Allscripts-Misys’ common stock on the business day next following the applicable anniversary.

•

A transaction bonus that vested upon the closing of the Transactions will be paid to Ms. McGraw as a cash lump sum on January 2, 2009, in the amount of $413,950. Such transaction bonus amount will be deposited into a “rabbi trust” and accumulate interest calculated at the short-term applicable Federal Rate for October 2008.

•

Allscripts-Misys will pay a $73,050 cash award to Ms. McGraw on the tenth day after the first anniversary of the closing of the Transactions unless, prior to such anniversary, Allscripts-Misys terminates her employment without “cause” or Ms. McGraw terminates her employment without a “constructive discharge” (as such terms are defined in the Employment Agreement).

Termination Without Cause or for Constructive Discharge. The Employment Agreement provides the following benefits upon a termination of Ms. McGraw’s employment by Allscripts-Misys without “cause” or by Ms. McGraw for a “constructive discharge” (except during the two-year period following a change in control of Allscripts-Misys):

•	payment of any unpaid performance bonus in respect of the prior fiscal year;

•

payment, in installments over 12 months, of the sum of Ms. McGraw’s base salary and target performance bonus; provided, however, that these payments are made only if the termination is after the first anniversary of the closing of the Transactions;

•	continuation of health benefits for 12 months; and

•

if such termination is after the first anniversary of the closing of the Transactions, pro-rata vesting of the stock award granted to Ms. McGraw equal to (i) the number of shares of such award that would vest on the normal vesting date multiplied by (ii) a fraction, the numerator of which is the number of days elapsed since the last regular vesting date of such award (or grant date if no vesting date has occurred), and the denominator of which is the number of days between the last regular vesting date (or grant date if no vesting date has occurred) and the normal vesting date.

A “constructive discharge” under the Employment Agreement generally means a failure of Allscripts-Misys to meet its obligations in any material respect under such agreement, including, without limitation, a reduction of or failure to pay base salary, a material diminution in or other substantial adverse alteration in the nature or scope of Ms. McGraw’s responsibilities, or the relocation of Ms. McGraw’s principal place of business by more than 50 miles.

Payments Upon a Change of Control; Severance Upon Termination Following a Change of Control. The Employment Agreement provides that Ms. McGraw will receive the following upon the occurrence of a change of control of Allscripts-Misys (other than the Transactions) if she has remained continuously employed by Allscripts-Misys through the effective date of such change of control:

•	full vesting of all unvested equity awards;

•	a lump sum cash payment equal to the sum of her base salary and target bonus amount;

•

an additional lump sum equal to the sum of her base salary and target bonus amount, but only if Allscripts-Misys or representatives of the third party effecting such change of control do not offer Ms. McGraw a comparable job to be held after such change of control, regardless of whether she remains employed by Allscripts-Misys or its successor following such change of control;

•

if Ms. McGraw’s employment is terminated without cause or due to constructive discharge during the two-year period following such change of control, a lump sum cash payment equal to the excess of the sum of her base salary and target bonus amount over the amount of any payment made to Ms. McGraw in connection with the lack of a “comparable job” offer and continuation of health benefits for twelve (12) months; and

•

A gross-up payment in the event that any payment received in connection with such change in control and/or termination of Ms. McGraw’s employment is subject to “golden parachute” excise taxes and interest or penalties related thereto.

A “comparable job” under the Employment Agreement means employment following a change of control (i) with substantially the same duties and responsibilities as Ms. McGraw held immediately prior to the change of control, (ii) within 50 miles of the location at which she provides services prior to such change of control and (iii) at the same or increased base salary and target performance bonus level as were in effect prior to such change of control

Noncompetition and Nonsolicitation. The Employment Agreement provides for a one-year noncompetition and nonsolicitation period following the termination of Ms. McGraw’s employment.

Ownership of Allscripts-Misys Common Stock. The Employment Agreements requires that Ms. McGraw maintain a minimum ownership level of shares of Allscripts-Misys common stock (including stock options, restricted stock and restricted stock units) equal to: (i) 100% of her base salary as of the consummation of the Transaction (the “Measurement Salary”), for the period from October 10, 2008, until October 9, 2009, (ii) 66% of her Measurement Salary, for the period from October 10, 2009, until October 9, 2010, and (iii) 33% of her Measurement Salary, for the period from October 10, 2010, until October 10, 2011. The failure of Ms. McGraw to maintain the required level of ownership could result in the termination of her employment by Allscripts-Misys for “cause.”

The foregoing description of Ms. McGraw’s Employment Agreements is qualified in its entirety by reference to the full text of such agreement, which has been filed as Exhibit 10.10 to this report, and is incorporated herein by reference.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2008.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 10, 2008

INDEX TO EXHIBITS

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Allscripts-Misys Healthcare Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2008)

Exhibit 3.2	Amended and Restated By-Laws of Allscripts-Misys Healthcare Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2008)

Exhibit 10.1	Memorandum of Understanding regarding Shared Services Agreement dated as of October 9, 2008 and entered into on October 10, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2008)

Exhibit 10.2	Trademark and Trade Name License Agreement dated as of October 10, 2008 between Misys plc and Misys Healthcare Systems, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2008)

Exhibit 10.3	Trademark and Trade Name Sublicense Agreement dated as of October 10, 2008 between Misys Healthcare Systems, LLC and Allscripts Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2008)

Exhibit 10.4	Proprietary Software License Agreement dated as of October 10, 2008 between Misys Open Source Solutions LLC and Misys Healthcare Systems, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2008)

Exhibit 10.5	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2008)

Exhibit 10.6	Separation Agreement and General Release between Allscripts, LLC and Benjamin Bulkley dated September 18, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2008)

Exhibit 10.7	Contract of Purchase and Sale made and entered into on August 20, 2008 by and between A4 Realty, LLC, Gingko Square Associates, LLC and Surety Title Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2008)

Exhibit 10.8	Amended and Restated Credit Agreement, dated August 15, 2008, by and among Allscripts Healthcare Solutions, Inc., Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc. each as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as lead arranger (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2008)

Exhibit 10.9	First Amendment to Relationship Agreement dated August 14, 2008 between Allscripts Healthcare Solutions, Inc. and Misys plc (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2008)

Exhibit 10.10	Employment Agreement entered into on November 6, 2008 and effective as of October 10, 2008, between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw (filed herewith)

Exhibit 10.11	Amendments to the Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan (filed herewith)

Exhibit 10.12	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan (filed herewith)

Exhibit 31.1	Rule 13a - 14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a - 14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)