Form 10-Q
period 2008-11-30
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2009-01-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

As of December 31, 2008, there were 146,117,377 shares of the registrant’s $0.01 par value common stock outstanding.

Explanatory Note

On October 10, 2008, Allscripts Healthcare Solutions, Inc. (which changed its name to Allscripts-Misys Healthcare Solutions, Inc. on October 10, 2008, “Allscripts”) completed the transactions (the “Transactions”) contemplated by an Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC. The Transactions are described in greater detail in this Form 10-Q. As a result of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Allscripts changed its fiscal year to end on May 31. Since the Transactions constituted a “reverse acquisition” for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts, with the results of legacy Allscripts being included from October 10, 2008.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	November 30, 2008	May 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$68,890	$325
Marketable securities	5,494	—
Accounts receivable, net of allowances of $11,013 and $3,351 at November 30, 2008 and May 31, 2008, respectively	148,038	48,250
Deferred taxes, net	6,822	852
Inventories	6,049	1,918
Prepaid expenses and other current assets	31,821	9,950

Total current assets	267,114	61,295
Long-term marketable securities	2,735	—
Property and equipment, net	18,817	6,082
Software development costs, net	2,306	—
Intangible assets, net	244,413	8,637
Goodwill	431,974	82,406
Deferred taxes, net	—	8,254
Other assets	13,977	12,594

Total assets	$981,336	$179,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,757	$14,262
Accrued expenses	46,237	12,606
Accrued compensation and benefits	21,994	9,700
Line of credit	—	3,232
Deferred revenue	66,012	27,189
Current portion of long-term debt and capital lease obligation	957	1,082

Total current liabilities	157,957	68,071
Long-term debt and long-term capital lease obligation	77,868	548
Deferred taxes, net	38,093	—
Other liabilities	2,483	—

Total liabilities	276,401	68,619
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at November 30, 2008 and May 31, 2008	—	—
Common stock:
$0.01 par value, 199,000 shares authorized; 146,030 shares issued and outstanding at November 30, 2008; 82,886 shares issued and outstanding at May 31, 2008	1,460	829
Additional paid-in capital	877,237	283,133
Accumulated deficit	(173,906)	(173,313)
Accumulated other comprehensive loss	144	—

Total stockholders’ equity	704,935	110,649

Total liabilities and stockholders’ equity	$981,336	$179,268

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Revenue:
System sales	$20,761	$16,692	$33,791	$31,264
Professional services	11,782	7,863	19,188	15,034
Maintenance	46,734	35,284	83,369	70,175
Transaction processing and other	44,636	36,547	80,354	73,130

Total software and related services	123,913	96,386	216,702	189,603
Prepackaged medications	4,700	—	4,700	—

Total revenue	128,613	96,386	221,402	189,603
Cost of revenue:
System sales	11,670	8,490	19,414	16,177
Professional services	11,881	6,556	18,359	13,134
Maintenance	16,756	14,174	31,603	28,431
Transaction processing and other	17,640	13,287	31,365	28,263

Total software and related services	57,947	42,507	100,741	86,005
Prepackaged medications	3,904	—	3,904	—

Total cost of revenue	61,851	42,507	104,645	86,005

Gross profit	66,762	53,879	116,757	103,598
Selling, general and administrative expenses	64,113	31,395	97,012	65,855
Research and development	10,927	8,146	18,885	19,597
Amortization of intangible assets	1,256	5,474	1,443	10,948

Income (loss) from operations	(9,534)	8,864	(583)	7,198
Interest expense	(628)	(57)	(690)	(130)
Interest income and other, net	284	22	285	33

Income (loss) from operations before income taxes	(9,878)	8,829	(988)	7,101
Provision (benefit) for income taxes	(3,913)	3,373	(399)	2,714

Net income (loss)	($5,965)	$5,456	($589)	$4,387

Net income (loss) per share—basic and diluted	($0.05)	$0.07	($0.01)	$0.05

Weighted-average shares of common stock outstanding used in computing basic net income per share	118,912	82,886	100,800	82,886

Weighted-average shares of common stock outstanding used in computing diluted net income per share	118,912	82,886	100,800	82,886

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	($589)	$4,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,168	13,522
Stock-based compensation expense	1,049	1,376
Asset impairment loss	14,076	—
Deferred taxes	(7,778)	(972)
Provision for doubtful accounts	3,415	1,071
Changes in operating assets and liabilities:
Accounts receivable	(14,767)	(5,508)
Prepaid expenses and other assets	(6,744)	(1,266)
Inventory	(180)	—
Accounts payable	(35)	(4,386)
Accrued expenses	1,105	(236)
Accrued compensation and benefits	(2,910)	(696)
Deferred revenue	(5,566)	(5,960)
Other non-current liabilities	289	—

Net cash provided by (used in) operating activities	(12,467)	1,332
Cash flows from investing activities:
Purchase of preferred shares in iMedica	—	(8,000)
Capital expenditures	(1,581)	(597)
Capitalized software	(2,518)	—
Net proceeds received from sale of building	6,450	—
Purchase of marketable securities	(38)	—
Sales and maturities of marketable securities	136	—
Payments for acquisition of Allscripts	(329,494)	—
Net cash acquired in merger with Allscripts	65,728	—

Net cash used in investing activities	(261,317)	(8,597)
Cash flows from financing activities:
Proceeds from exercise of common stock options	371	—
Change in parent’s net investment, including $330,000 received from Misys plc	348,254	5,599
Line of credit payments	(41,915)	(60,704)
Line of credit borrowings	38,683	63,323
Payment on promissory note	(3,030)	—
Payment of capital lease obligation	(14)	(834)

Net cash provided by financing activities	342,349	7,384

Net increase in cash and cash equivalents	68,565	119
Cash and cash equivalents, beginning of period	325	1,370

Cash and cash equivalents, end of period	$68,890	$1,489

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

On October 10, 2008, Allscripts Healthcare Solutions, Inc. (which changed its name to Allscripts-Misys Healthcare Solutions, Inc. on October 10, 2008, “Allscripts”) completed the transactions (the “Transactions”) contemplated by an Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC. As a result of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Allscripts changed its fiscal year end to May 31. Since the Transactions constitute a “reverse acquisition” for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts with legacy Allscripts results being included from October 10, 2008.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts-Misys Healthcare Solutions, Inc. and its wholly-owned subsidiaries (“Allscripts” or the “Company”) with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements of MHS for the year ended May 31, 2008, which were included in Allscripts’ definitive proxy statement, filed with the SEC on August 21, 2008. Operating results for the three and six months ended November 30, 2008 are not necessarily indicative of the results for the full year. Certain of the 2007 amounts in the accompanying financial statements have been reclassified to conform to the presentation in this report.

As a result of the reverse acquisition, the historical operations of MHS have been presented as the historical financial statements of Allscripts. General corporate expenses incurred prior to October 10, 2008 and reported in the prior period financial statements contain allocations of operating costs between MHS and it’s former parent, Misys plc. These costs include executive salaries, accounting and legal fees, departmental costs for accounting, finance, legal, information technology, purchasing, marketing, human resources as well as other general overhead costs are allocated to Allscripts. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues and number of employees. Management believes these allocations are made on a reasonable basis; however, the financial statements included herein may not necessarily reflect Allscripts results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had Allscripts operated as a stand-alone entity during the periods presented.

2. Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from System Sales includes software and related hardware. Revenue from Professional Services includes implementation, training and consulting services. Revenue from Maintenance includes post contract customer support and maintenance services. Revenue from Transaction Processing and Other includes EDI services. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is accounted for under SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Such revenue is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed.

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

Certain of our customer arrangements encompass multiple deliverables. We account for these arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the deliverables meet the separation criteria in EITF 00-21, the deliverables are separated into separate units of accounting, and revenue is allocated to the deliverables based on their fair values. The criteria specified in EITF 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

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

In accordance with Emerging Issues Task Force Issue Number 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), the Company records reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations. These amounts totaled approximately $1,709 and $1,834, for the six months ended November 30, 2008 and 2007, respectively.

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value. Revenue from EDI services is recognized as services are provided and is determined based on the volume of transactions processed. Revenue from the sale of prepackaged medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the provisions of FAS No. 48, “Revenue Recognition When Right of Return Exists.”

As of November 30, 2008 and May 31, 2008, there was $22,775 and $16,601, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue is comprised of balances related to software and services and balances due to support and maintenance. Deferred revenue consisted of the following:

	November 30, 2008	May 31, 2008
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts	$30,142	$18,346
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts	35,870	8,843

Total deferred revenue	$66,012	$27,189

3. Business Combinations

Allscripts Healthcare Solutions, Inc. and Misys Healthcare Systems

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

On October 10, 2008, Allscripts and MHS completed the transactions (the “Transactions”) contemplated by the Merger Agreement. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts in a reverse merger, Misys plc purchased $330,000 of Allscripts common stock and Misys plc obtained a controlling interest in Allscripts. In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys plc, which as of the closing of the Transactions, represents approximately 56.8% of the number of outstanding shares of Allscripts common stock. Management believes that the Transactions will significantly enhance the Business’s position in the overall healthcare information technology sector and create an industry leader in the electronic health records (“EHR”) and practice management (“PM”) markets. The combined company has a client base of approximately 150,000 U.S. physicians and 700 hospitals and is positioned to help physicians provide better patient care, manage their business more effectively and connect with their patients and other key healthcare stakeholders.

The Allscripts and MHS merger has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As MHS is the accounting acquiror, the historical financial statements are those of MHS. The assets acquired and liabilities assumed of Allscripts have been recorded at the date of acquisition at their respective fair values.

The results of operations of Allscripts are included in the accompanying consolidated statements of operations from the date of the Allscripts and MHS merger, October 10, 2008. The total preliminary purchase price for the acquisition, subject to finalization of the working capital adjustment as defined in the merger agreement, is $569,198 and is comprised of the following:

Fair value of Allscripts Healthcare Solutions, Inc. (62,998 Allscripts common shares at $8.77, the closing stock price of Allscripts on October 10, 2008)	$552,494
Share-based compensation value	10,567
Acquisition-related transaction costs	6,137

Total preliminary purchase price	$569,198

The above purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Allscripts is in the process of completing a valuation of the assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the Transactions.

The purchase price has been preliminarily allocated as follows:

Acquired cash and marketable securities	$410,077
Accounts receivable, net	88,436
Prepaids and other current assets	18,578
Fixed assets and other long-term assets	24,695
Goodwill	349,539
Intangible assets	239,400
Deferred tax liability, net	(48,155)
Accounts payable and accrued liabilities	(386,554)
Deferred revenue	(44,389)
Long-term debt	(80,602)
Other liabilities	(1,827)

Net assets acquired	$569,198

Goodwill was determined based on the residual difference between the purchase cost and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Allscripts’ history of profitability and high operating margins, strong sales force and overall employee base, and leadership position in the healthcare information technology market.

We have allocated $349,539 to goodwill and $239,400 to intangible assets. Allocated goodwill consists of $263,698, $66,203 and $19,638 attributed to the clinical solutions, health solutions and prepackaged medications segments as of the date of the October 10, 2008 acquisition, respectively. Of the $239,400 of acquired intangible assets, $53,000 was assigned to registered trade names, which have an indefinite life and are not subject to amortization. The remaining $186,400 of intangible assets acquired consist of the following; $49,000 was assigned to service and maintenance contracts with a useful life of 20 years, $47,000 was assigned to developed technology rights with a useful life of 7 years, $38,000 was assigned to core technology with a useful life of 12 years, $23,000 was assigned to customer relationships with a useful life of 20 years, $15,000 was assigned to ASP contracts with a useful life of 15 years, $7,000 was assigned to service and maintenance contract backlog with a useful life of 4 years, $5,000 was assigned to provider relationships with a useful life of 15 years, $2,000 was assigned to service backlog with a useful life of 5 years and $400 was assigned to Allscripts’ non-compete agreement with a useful life of 1 year. The intangible assets are being amortized on a straight-line basis over their average useful lives. The above values and lives are subject to change upon completion of the valuation process.

The following unaudited pro forma information assumes the Allscripts and MHS merger occurred on June 1, 2007. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of income had the Transactions occurred on June 1, 2007, nor of future results of operations. The unaudited pro forma results for the three and six months ended November 30, 2008 and 2007 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Total revenue	$170,945	$163,388	$342,266	$322,742

Net income	$7,696	$6,963	$16,942	$5,114

Earnings per share:
Basic	$0.05	$0.05	$0.12	$0.04

Diluted	$0.05	$0.05	$0.12	$0.04

The unaudited pro forma information for the three and six months ended November 30, 2008 and 2007 include the following adjustments:

•	Decrease in revenue for the three and six months ended November 30, 2008 and 2007 of approximately $2,650 and $6,400, respectively, relating to deferred revenue purchase accounting adjustments.

•

Increase in net income of approximately $49,600 and $53,300, respectively, for the three and six months ended November 30, 2008 and 2007, which represents pre-merger related costs that would have been excluded from earnings due to the pro forma information assuming that the merger occurred on June 1, 2008. There were no pre-merger costs recorded in the three and six months ended November 30, 2007.

•

Increase to amortization expense of approximately $4,400 and $8,800 for the three and six months ended November 30, 2008 and 2007 related to management’s preliminary estimate of the fair value of intangible assets acquired as a result of the Transactions that were completed on October 10, 2008. These increases were offset by the elimination of all legacy Allscripts’ historical intangible asset and capitalized software amortization for all applicable periods.

•

On September 30, 2008, legacy Allscripts closed on the sale of the Physicians Interactive business (“PI”). The revenue and net income for PI has been excluded for the three and six months ended November 30, 2008 and 2007.

4. Stock-Based Compensation

During the three and six months ended November 30, 2008 and 2007, Allscripts recorded stock-based compensation cost in accordance with SFAS 123(R) as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Stock-based compensation:
Allscripts-Misys Healthcare Solutions, Inc. stock-based compensation expense	$358	$—	$358	$—
Misys plc stock-based compensation expense	(105)	848	691	1,791

Total stock-based compensation	$253	$848	$1,049	$1,791

Allscripts Stock Plan - Restricted Stock Awards and Units

During the six months ended November 30, 2008, management awarded 979 shares of restricted stock units to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with a weighted average fair value of $5.72 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited unless otherwise provided in an employee’s employment agreement. As of November 30, 2008, 3,093 restricted stock awards and units combined had been awarded, of which 1,311 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of November 30, 2008, $5,268 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock outstanding at November 30, 2008 and changes during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at May 31, 2008	—	$—
Unvested awards assumed as of October 10, 2008 Transactions	380	$10.21
Awarded	979	$5.72
Vested	—	$—
Forfeited	(48)	$9.86

Unvested restricted stock at November 30, 2008	1,311	$6.87

Allscripts Stock Plan - Stock Options

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of November 30, 2008, there was no unrecorded deferred stock-based compensation balance related to stock options. Allscripts did not grant any stock options during the six months ended November 30, 2008.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at May 31, 2008	—	$—	—	$—
Balance assumed as of October 10, 2008 Transactions	5,994	$4.77
Options exercised	(148)	$2.76
Options forfeited	(67)	$6.48

Balance at November 30, 2008	5,779	$4.81	5,779	$4.81

The aggregate intrinsic value of stock options outstanding as of November 30, 2008 was $22,884, which is based on Allscripts’ closing stock price of $7.70 as of November 28, 2008. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested and exercisable stock options as of November 30, 2008 was 5,779, with an intrinsic value of $22,884.

The total intrinsic value of stock options exercised during the six months ended November 30, 2008 was $586. The total cash received from employees as a result of employee stock option exercises during the six months ended November 30, 2008 was $371, net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

Information regarding stock options outstanding at November 30, 2008 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.92-$1.52	489	$1.37	489	$1.37
$1.70-$2.70	1,273	$1.70	1,273	$1.70
$2.71-$2.71	857	$2.71	857	$2.71
$2.72-$3.25	519	$3.25	519	$3.25
$3.31-$3.72	401	$3.59	401	$3.59
$4.57-$5.13	1,292	$4.93	1,292	$4.93
$5.41-$21.47	886	$12.66	886	$12.66
$26.74-$68.30	62	$30.66	62	$30.66

	5,779	$4.81	5,779	$4.81

The weighted average remaining contractual life of the options outstanding as of November 30, 2008 ranges from approximately 1 year to 6 years.

Allscripts Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was effective at Allscripts Healthcare Solutions on the October 10, 2008 acquisition date and allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last day of the offering period. Offering periods under the ESPP are three months in duration and begin on each March 1, June 1, September 1, and December 1. Shares will be purchased on the last day of each offering period at a price of 95% of fair market value of the common stock on such date as reported on Nasdaq. The aggregate number of shares of Allscripts common stock that may be issued under the ESPP may not exceed 250 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by Allscripts in the open market and held as treasury shares.

Allscripts treats the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). Due to the Allscripts merger occurring during the second quarter of fiscal 2009, there were no shares issued under the ESPP during the six months ended November 30, 2008. There were 21 shares purchased under the ESPP on December 31, 2008 and the latest offering period began on December 1, 2008 with shares to be purchased under the plan on February 28, 2009.

Misys plc Stock Plan

Misys plc operates several share based compensation plans. The Misys plc plans include both market price awards (options priced at fair value of Misys plc stock at date of grant) and nil cost awards (zero strike price). Certain of the awards include performance based vesting conditions, otherwise options vest over a service period, generally three years. Periodically, and in accordance with the plans, Misys plc grants share options to employees of Allscripts. The fair value of these awards is recorded as compensation cost over the term of vesting period.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. Additional information with respect to the plan activity related to Allscripts for the six months ended November 30, 2008 is summarized as follows:

	Nil Cost		Market Value
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
At May 31, 2008	1,832		5,272	5.67
Granted	3,129	1.17	—	—	—
Exercised	(364)		—	—
Canceled or expired	(58)		(914)	4.93

At November 30, 2008	4,539		4,358	4.93

Options exercisable	—		4,199	4.53

The weighted-average fair value of all options granted during the six months ended November 30, 2008 was $1.17 per share. The weighted-average remaining contractual term of options outstanding was 2.53 years as of November 30, 2008. The weighted average remaining contractual term of options exercisable was 1.28 years as of November 30, 2008. The total compensation cost related to non-vested awards not yet recognized as of November 30, 2008 was $4,436 and the weighted average period over which it will be recognized is 1.69 years. The aggregate intrinsic value of all options outstanding and all options exercisable at November 30, 2008 was $6,641 and $0, respectively. The total intrinsic value of options exercised during the six months ended November 30, 2008 was $7,362.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0	4,539	3.39	$0	—	$0
$3.18-$4.35	1,969	2.27	$3.19	1,810	$3.13
$4.80-$4.84	1,240	1.65	$4.10	1,240	$4.10
$5.59-$11.97	1,146	0.59	$7.14	1,146	$7.14
$19.19	3	1.29	$16.24	3	$16.24

	8,897			4,199

5. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at November 30, 2008 and May 31, 2008 consist of cash and money market funds with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	November 30, 2008	May 31, 2008
Cash and cash equivalents:
Cash	$56,031	$325
Money market funds	12,859	—

	68,890	325
Short-term marketable securities:
Corporate debt securities	5,494	—

	5,494	—
Long-term marketable securities:
U.S. government and agency debt obligations	1,899	—
Corporate debt securities	836	—

	2,735	—

Total cash, cash equivalents and marketable securities	$77,119	$325

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“FAS 157”). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FAS 157 affected how assets and liabilities are measured at fair value in the financial statements and required additional disclosures of fair value methods and assumptions. The fair values are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157, are as follows:

•	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

•	Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

We adopted FAS 157 for financial assets and liabilities as required at the beginning of our fiscal year 2009 and the adoption did not have a material effect on our consolidated financial statements. All assets and liabilities that are required to be measured under FAS 157 are measured using Level 1 inputs.

6. Goodwill and intangibles

The following table summarizes goodwill and intangible assets by asset class. Goodwill at November 30, 2008, consists of $346,133, $66,203 and $19,638 related to the clinical solutions, health solutions and prepackaged medication segments, respectively. Goodwill at May 31, 2008, consists of $82,406, all related to the clinical solutions segment. On October 10, 2008, Allscripts and Misys completed a reverse merger, resulting in $349,539 of goodwill and $239,400 of intangible assets (see Note 3). The proprietary technology, customer relationships and trade name intangible assets are being amortized over their average useful lives. Allscripts recorded amortization expense related to the intangible assets amounting to $3,034 and $5,877 during the three months ended November 30, 2008 and 2007, respectively, and recorded $3,624 and $11,754 in the six months ended November 30, 2008 and 2007, respectively. Of the total amortization expense, amounts related to proprietary technology of $1,778 and $403 for the three months ended November 30, 2008 and 2007, respectively, and $2,181 and $806 for the six months ended November 30, 2008 and 2007, respectively, have been included in cost of revenue, system sales. The remaining intangible amortization is reflected as amortization of intangible assets on the consolidated statements of operations.

Goodwill and intangible assets as of November 30, 2008 and May 31, 2008 consist of the following:

	November 30, 2008			May 31, 2008
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Proprietary technology	$200,660	$113,425	$87,235	$115,660	$111,244	$4,416
Customer relationships	322,755	219,171	103,584	221,755	217,849	3,906
Trade name	20,056	19,462	594	19,656	19,341	315

	543,471	352,058	191,413	357,071	348,434	8,637

Unamortized intangible assets:
Registered trademarks	53,000	—	53,000	—	—	—
Goodwill	869,483	437,509	431,974	519,915	437,509	82,406

Total goodwill and intangible assets	$1,465,954	$789,567	$676,387	$876,986	$785,943	$91,043

7. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

The components of comprehensive income are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Net income (loss)	($5,965)	$5,456	($589)	$4,387
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	144	—	144	—

Comprehensive income (loss)	($5,821)	$5,456	($445)	$4,387

As of November 30, 2008, the components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on Allscripts marketable securities. There were no investments outstanding as of May 31, 2008 and therefore no accumulated other comprehensive income (loss) to disclose. The components of the net unrealized gain on marketable securities, net of tax, are as follows:

November 30, 2008
Short-term marketable securities:
Gross unrealized gains	$39
Gross unrealized losses	(18)

Net short-term unrealized gains	21
Long-term marketable securities:
Gross unrealized gains	157
Gross unrealized losses	(34)

Net long-term unrealized gains	123

Total net unrealized gains on marketable securities	$144

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

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Net earnings available for diluted per-share calculation:
Net income (loss)	($5,965)	$5,456	($589)	$4,387
Interest expense on 3.5% Senior Convertible Notes, net of tax	—	—	—	—

Net earnings available for diluted per-share calculation	($5,965)	$5,456	($589)	$4,387

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Weighted average shares outstanding:
Basic weighted average common shares	118,912	82,886	100,800	82,886
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Dilutive effect of 3.50% Senior Convertible Notes	—	—	—	—

Diluted weighted average common shares	118,912	82,886	100,800	82,886

For the three and six months ended November 30, 2007, the basic and diluted share count includes only the shares issued to Misys plc in connection with the October 10, 2008 transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition. Total shares outstanding for purposes of determining the earnings per share for the three and six months ended November 30, 2008 are comprised of the total legacy Allscripts shares outstanding at the date of the Transactions and the total shares issued to Misys plc at the merger date.

Under the provisions of EITF 04-8, the as-if converted 3,466 shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were excluded from the three and six months ended November 30, 2008 as the effects were anti-dilutive.

9. Investment in Minority Interests

Medem

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

In connection with the Note Purchase Agreement described above, Allscripts also entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Common Stock and shares of Medem’s Series B Common Stock.

As of November 30, 2008, Allscripts owns 2,338 shares, or 18.7%, of Medem’s Series A Voting Common Stock and 91 shares, or 4.6%, of Medem’s Series B Common Stock (combined 16.8% equity ownership). Allscripts’ total investment in Medem is $2,900 under the cost basis of accounting as of November 30, 2008 and is recorded in other assets on the consolidated balance sheets.

iMedica

On August 23, 2007, MHS purchased 20,000 shares of iMedica Series C Preferred Stock for $8,000, or $0.40 per share. This investment represented approximately an 18% equity ownership in iMedica and was recorded under the cost method of accounting. The fair value of this investment was not estimated as there have been no identified events or circumstances that may have a significant effect on the fair value of this investment. Also on August 23, 2007, MHS entered into a strategic OEM agreement with iMedica whereby MHS licensed certain iMedica electronic health and practice management software to be marketed under the MHS’ MyWay brand for an initial royalty payment of $5,000.

On September 15, 2008, Allscripts announced that MHS and Misys had reached an agreement (the “Agreement”) with iMedica and settled the previously disclosed dispute between Misys and iMedica regarding the OEM agreement. Under the terms of the Agreement, Allscripts will continue to license certain iMedica health and practice management software, marketed under the Allscripts’ MyWay brand. The licenses granted under the Agreement will continue to provide Allscripts with rights to the current version of the iMedica software for Allscripts to license to, and use to support, customers. The Agreement also provides that iMedica will license to Allscripts a new version of the iMedica software source code that, from acceptance, will give Allscripts additional rights to develop future products. Each party will continue to develop their products independently and neither party will have any rights to the other party’s future source code or products, nor any obligation to share any future source code or products. Once the consideration outlined below is paid there will be no further royalty payments due to iMedica.

As part of the Agreement, MHS agreed to pay iMedica a total of $12,000 in cash contingent upon delivery by iMedica and acceptance by Allscripts of the source code and services, and to surrender Allscripts’ minority equity stake in iMedica along with any outstanding prepaid royalties. Misys plc has agreed to make the $12,000 payment on MHS’ behalf and $5,000 of the obligation has been paid as of November 30, 2008. As part of the merger, Allscripts reviewed the fair market value of its investment in iMedica as of November 30, 2008 and determined that the investment was impaired. The impairment was valued by comparing the expected discounted future cash flows to be generated by the investment to its carrying value. The resulting impairment charge of $14,076 was recorded in selling, general and administrative expenses for the three months ended November 30, 2008. The remaining investment balance of $10,500 is included on the balance sheet in other long term assets.

10. Long-Term Debt and Bank Credit Facility

Long-term debt outstanding as of November 30, 2008 consists of the following:

November 30, 2008
3.5% Senior convertible debt	$27,868
Long-term revolving Credit Facility, LIBOR plus 1.625% interest	50,000

Total long-term debt	$77,868

Interest expense for the three months ended November 30, 2008 and 2007 was $506 and $57, respectively, and $122 and $0 in debt issuance cost amortization, respectively. Interest expense for the six months ended November 30, 2008 and 2007 was $568 and $130, respectively, and $122 and $0 in debt issuance cost amortization, respectively.

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). Holders of $54,632 principal amount of the Notes exercised their right to convert the Notes into an aggregate of 4,854 shares of Allscripts common stock by virtue of the Transactions. As a result of further actions taken by holders of the Notes in connection with the Transactions, discussed in greater detail below, there are $19,704 of Notes outstanding as of the date of this report. The Notes can be converted, in certain circumstances, into approximately 3,466 shares of common stock based upon a conversion price of approximately $8.04 per share, subject to adjustment for certain events. The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $10.45 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock.

On November 7, 2008, Allscripts launched an offer to purchase for cash all of the $27,868 of Notes then outstanding at a purchase price equal to 100% of the principal amount of the Notes being repurchased ($1,000 per each $1,000 principal amount outstanding) plus any accrued and unpaid interest, pursuant to the terms of the indenture governing the Notes. The offer to purchase the outstanding Notes expired on December 9, 2008, with $8,164 of the $27,868 outstanding Notes being repurchased for cash. Allscripts did not use the Backstop to fund purchases of the Notes.

Upon conversion, Allscripts may redeem some or all of the Notes for cash any time on or after July 20, 2009 at the Notes’ full principal amount plus accrued and unpaid interest, if any. Holders of the Notes may require Allscripts to repurchase some or all of the Notes on July 15, 2009, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

Credit Facility

On December 31, 2007, Allscripts and its subsidiaries entered into a new credit agreement (the “Original Credit Facility”) with JPMorgan Chase Bank, N.A., as sole administrative agent, which provided for a total unsecured commitment of $60,000 and matured on January 1, 2012. On August 15, 2008, Allscripts and its subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as the sole administrative agent. The Credit Facility amends and restates the Original Credit Facility. The Credit Facility provides for a total unsecured commitment of $75,000 and matures on August 15, 2012. The Credit Facility is available in the form of letters of credit and revolving loans.

As of November 30, 2008, $50,000 in borrowings and $0 in letters of credit were outstanding under the Credit Facility. The Credit Facility initially bears interest at LIBOR plus 1.625% and thereafter will be based upon the Company’s leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year, commencing with the date of delivery of the Company’s financial statements for the fiscal quarter ending after the Closing Date, pursuant to the terms of the Credit Facility. As of November 30, 2008, the interest rate on the Credit Facility was LIBOR plus 1.625%.

The Credit Facility also provided a backstop facility of up to $50,000 (the “Backstop”) to be used to fund any repurchases of Allscripts’ 3.50% Convertible Senior Debentures arising by reason of the Transactions. Allscripts launched its repurchase offer for the Debentures on November 7, 2008. The repurchase offer expired on December 9, 2008, and Allscripts purchased $8,164 of the $27,868 outstanding Debentures, but did not draw upon the Backstop and as a result the Backstop is no longer available. There is no default under the Credit Facility as of November 30, 2008. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis.

Allscripts received approximately $49,397 in net proceeds under the Credit Facility after deduction for debt issuance costs. The debt costs of $603 have been capitalized as other assets and are being amortized as interest expense over four years using the effective interest method.

Promissory Notes

MHS had an unsecured $8,000 line of credit promissory note with a national bank, which bore interest at Libor plus 0.5% and expired on October 31, 2008. The outstanding balance on the line of credit was $3,232 as of May 31, 2008 and there is no line of credit balance as of November 30, 2008 since the letter of credit was paid in full upon consummation of the Allscripts and MHS merger on October 10, 2008.

Allscripts had a secured promissory note with an aggregate principal amount of $3,400 as of October 10, 2008, maturing on October 31, 2015. The promissory note bore interest at 7.85% per annum, and principal and interest were due monthly. The promissory note was secured by the former Cary, North Carolina facilities of Allscripts and any lease or rental payments as defined in the related agreements. On August 20, 2008, Allscripts entered into an agreement to sell the Cary office building. The secured promissory note was paid in full upon closing of the sale which occurred on November 18, 2008.

11. Income Taxes

On June 1, 2007, the Company adopted the provisions of FIN 48. The Company believes it has no material exposures which are not currently provided for. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. In connection with the closing of the Transactions on October 10, 2008, the Company has unrecognized tax benefits of $7,650 related to legacy Allscripts and also has accrued interest and penalties related to unrecognized tax benefits of approximately $1,300 as of November 30, 2008.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The effective tax rate was 39.7% and 38.2% for the three months ended November 30, 2008 and 2007, respectively, and 40.3% and 38.2% for the six months ended November 30, 2008 and 2007, respectively. The increase in the effective rate during fiscal 2009 is primarily a result of non-deductible merger related integration costs (see Note 3) that were expensed during the three and six months ended November 30, 2008.

12. Business Segments

SFAS No. 131, “Disclosures about Segments of a Business Enterprise and Related Information”, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company currently organizes its business around groups of similar customers, which results in three reportable segments: clinical solutions, health solutions and prepackaged medications. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Health solutions include software, related installation and training services, and the resale of related hardware. The prepackaged medications segment derives its revenue from the prepackaged medications business, including wholesale medication sales and on-site medication dispensing.

The Company does not track its assets by segment. The Company does not allocate interest expense or income taxes to its operating segments. In addition, the Company records corporate selling, general, and administrative expenses and amortization of intangibles in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of the operating segments.

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2008	2007	2008	2007
Revenue
Clinical solutions	$107,338	$87,547	$190,599	$172,520
Health solutions	16,575	8,839	26,103	17,083
Prepackaged medications	4,700	—	4,700	—

Total revenue	$128,613	$96,386	$221,402	$189,603

Income (loss) from operations
Clinical solutions	$22,287	$19,668	$39,694	$27,377
Health solutions	5,663	3,062	8,312	6,013
Prepackaged medications	(82)	—	(82)	—
Unallocated corporate expenses	(37,402)	(13,866)	(48,507)	(26,192)

Total income (loss) from operations	(9,534)	8,864	(583)	7,198
Interest expense	(628)	(57)	(690)	(130)
Interest income and other, net	284	22	285	33

Income (loss) from operations before income taxes	($9,878)	$8,829	($988)	$7,101

13. Related Parties

Misys plc

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy Allscripts, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs that have been allocated to Allscripts. Selling, general and administrative expenses in the combined statements of operations include corporate expense allocations of $2,592 and $1,810 for the three months ending November 30, 2008 and 2007, respectively, and $6,338 and $3,620 for the six months ending November 30, 2008 and 2007, respectively. All figures related to fiscal 2009 periods include charges under the shared services agreement described below.

Shared Services Agreement

On October 10, 2008, Allscripts entered into a Memorandum of Understanding dated as of October 9, 2008 with Misys (“MOU”), regarding a Shared Services Agreement to be entered into between Allscripts and Misys (“SSA”) and the provision of certain services by Misys to Allscripts and Allscripts to Misys in the interim period until the SSA is fully negotiated and executed. The services being provided to Allscripts include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Allscripts is providing Misys with certain tax and payroll processing services. Misys and Allscripts agreed in the MOU to continue the negotiation of the SSA and to finalize such agreement as soon as possible. The SSA has not yet been finalized. During the six months ended November 30, 2008, Allscripts incurred $1,498 in selling, general and administrative expenses for services provided by Misys under the MOU.

As noted above, as part of the Agreement with iMedica, Misys has agreed to pay the $12,000 due to iMedica. Please refer to the disclosure under the heading “iMedica” in Note 9 for further details.

14. Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The EITF is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of EITF 03-6-1 on our consolidated results of operations.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Most of the provisions in FAS 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS 157. We adopted FAS 159 as required at the beginning of our fiscal year 2009 and the adoption did not have a material effect on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Merger Agreement

On October 10, 2008, Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”) completed the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts, Misys Healthcare Systems (“MHS”) and Patriot Merger Company, LLC (“Patriot”) which consisted of (i) the cash payment by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Misys obtained a controlling interest in Allscripts. In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represent approximately 56.8% of the number of outstanding shares of Allscripts common stock. Management believes that the Transactions will enhance Allscripts’ position in the overall healthcare information technology sector and create an industry leader in the EHR and PM markets.

Basis of Presentation

Results of operations for the three and six months ended November 30, 2008 include the results of operations of MHS for the full quarter and six months ended November 30, 2008 and legacy Allscripts only for the period from the completion of the Transactions on October 10, 2008 through November 30, 2008. Since the Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the three and six months ended November 30, 2007 are the results of operations of MHS only.

Overview

Allscripts is a leading provider of clinical software, connectivity and information solutions that physicians and home healthcare providers use to improve the quality of healthcare. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various clinical software applications, including Electronic Health Records (EHR), practice management, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and document imaging solutions. We report our financial results utilizing three business segments: clinical solutions segment, health solutions segment, and the prepackaged medications segment.

The clinical solutions segment includes both our Enterprise business for large physician practices and our Professional business for smaller or independent physician practices, providing such practices with clinical and practice management software solutions and related services. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Our practice management solutions combine scheduling and financial management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management.

Our Enterprise business has the functionality to handle the complexities of large physician practice groups with 25 or more physicians. For physician practice groups with fewer than 25 physicians that are seeking an EHR, a practice management system, or a combined EHR and practice management solution, we offer solutions from our Professional business, including HealthMatics EHR, Ntierprise Practice Management, HealthMatics Office, which combines the two offerings into one complete solution for clinical and back-office automation, and MyWay. During fiscal year 2008, MHS introduced its MyWay solution, which is an integrated EHR and PM solution designed for smaller practices. The MyWay solution is built on a unified database, which makes administering the clinical and business aspects of a practice seamless. As well as being offered on a perpetual license basis, the MyWay solution is available on a hosted basis, which is attractive to smaller practices due to the lower up-front investment required. The MyWay solution is a powerful tool for practices that includes functionality such as offline synchronization, adaptive learning, intelligent navigation, template-free charting and easy customization.

The health solutions segment provides home health providers with clinical and practice management solutions and related services and provides hospitals with emergency department, care management and discharge planning software. Health solutions include software, related installation and training services, and the resale of related hardware. The health solution provided to home health providers is an integrated system that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office. The health solution also effectively manages patient care and clerical and financial functions and assists various organizations to automate virtually all of their processes, from record keeping, to scheduling, to statistical reporting. Our health solution offerings for hospitals that are seeking EDIS and care management solutions include HealthMatics ED, EmSTAT and Canopy. HealthMatics ED electronically streamlines processes for large hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT offers similar functionality for streamlining the Emergency Department care process in small hospitals. Canopy is a Web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits.

Our prepackaged medications segment provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers.

Cost of revenue for Allscripts’ clinical solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, third-party transaction processing costs, amortization of proprietary technology acquired under purchase accounting, depreciation and amortization and other direct engagement costs. Cost of revenue for Allscripts’ health solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, depreciation and amortization and other direct engagement costs. Cost of revenue for the prepackaged medications segment consists primarily of the cost of the medications, cost of salaries, bonuses and benefits for repackaging personnel, shipping costs, repackaging facility costs and other costs.

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

Research and development expenses consist primarily of salaries, bonuses and benefits, third party contractor costs and other costs directly related to development of new products and upgrading and enhancing existing products.

Amortization of intangibles consists of amortization of customer relationships, trade names and other intangibles acquired under purchase accounting related to the Allscripts, Medic, Payerpath and Amicore acquisitions.

Interest expense consists primarily of interest on the 3.5% Senior convertible debentures, interest on capital leases and interest expense on Allscripts’ Credit Facility. Interest income and other consists primarily of interest earned on cash and marketable securities.

Results of Operations

Results of operations for the three and six months ended November 30, 2008 includes the results of operations of MHS for the full quarter and six months ended November 30, 2008 and legacy Allscripts only for the period from the closing of the Transactions on October 10, 2008 through November 30, 2008. Results of operations for the three and six months ended November 30, 2007 are the results of operations of MHS only. As a result, revenue and operating expenses for the quarter ended November 30, 2008 increased substantially.

Overview of results

Consolidated revenue grew 33.4%, from $96,386 during the three months ended November 30, 2007 to $128,613 during the same period in fiscal 2009. Consolidated revenue grew 16.8%, from $189,603 during the six months ended November 30, 2007 to $221,402 during the same period in fiscal 2009. The increase in both the three and six month periods for fiscal 2009 is primarily due to the inclusion of revenue contributed by legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through November 30, 2008, an increase in maintenance revenue due to the growth in our customer base and due to an increase in sales orders for our homecare products in fiscal 2009 as compared to same period in fiscal 2008.

Gross margin for the three months ended November 30, 2008 increased $12,883, or 23.9%, from $53,879 for the three months ended November 30, 2007 to $66,762 in the comparable fiscal 2009 period. Gross margin for the six months ended November 30, 2008 increased $13,159, or 12.7%, from $103,598 for the six months ended November 30, 2007 to $116,757 in the comparable fiscal 2009 period. Gross margin as a percentage of revenue for both the three and six month periods in fiscal 2009 and fiscal 2008 were 51.9%, 52.7% and 55.9% and 54.6%, respectively. The increase in gross margin for both the three and six month periods in fiscal 2009 is primarily due to the legacy Allscripts margin contribution and the decrease in gross margin as a percentage of revenue for both periods in fiscal 2009 compared to the same periods in fiscal 2008 is primarily due to the margin mix associated with legacy Allscripts.

Segment Operations

Clinical Solutions

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue:
System sales	$17,117	$13,352	$26,611	$24,965
Professional services	9,935	6,524	15,682	12,348
Maintenance	40,761	31,372	73,076	62,563
Transaction processing and other	39,525	36,299	75,230	72,644

Total clinical solutions revenue	107,338	87,547	190,599	172,520

Total cost of revenue	53,068	40,443	93,178	81,810

Gross profit	54,270	47,104	97,421	90,710
Selling, general and administrative expenses	31,983	27,436	57,727	63,333

Income from operations	$22,287	$19,668	$39,694	$27,377

Three and Six Months Ended November 30, 2008 Compared to Three and Six Months Ended November 30, 2007

Revenue

Total clinical solutions revenue for the three months ended November 30, 2008 increased $19,791, or 22.6%, from $87,547 during the three months ended November 30, 2007 to $107,338 in the comparable period in fiscal 2009. Revenue from the clinical solutions segment for the six months ended November 30, 2008 increased $18,079, or 10.5%, from $172,520 during the six months ended November 30, 2007 to $190,599 during the same period in fiscal 2009. The revenue increase for both the three and six month periods in fiscal 2009 is primarily due to the clinical revenue contributed by legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through November 30, 2008. Revenue increases in both periods were also partially due to an increase in maintenance revenue as well as an increase in transaction processing and other revenue related to organic growth as legacy MHS continues to penetrate its existing customer base with its Payerpath solution. This increase was partially offset by a decrease in system sales and professional services as a result of a decline in legacy MHS orders for EHR and PM products in the second quarter and first half of fiscal 2009 versus the comparable period in fiscal 2008.

Cost of Revenue

Gross margin for the three months ended November 30, 2008 increased $7,166, or 15.2%, from $47,104 for the three months ended November 30, 2007 to $54,270 in the comparable fiscal 2009 period. Gross margin for the six months ended November 30, 2008 increased $6,711, or 7.4%, from $90,710 for the six months ended November 30, 2007 to $97,421 in the comparable fiscal 2009 period. The increase in gross margin for both comparative periods is primarily due to the clinical margin contributed by legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through November 30, 2008. Gross margin as a percentage of revenue for both the three and six month periods in fiscal 2009 and fiscal 2008 were 50.6%, 51.1% and 53.8% and 52.6%, respectively. The decrease in gross margin as a percentage of revenue for both the three and six month periods in fiscal 2009 is primarily due to an increase in amortization cost associated with acquired technology related to the Transactions.

Selling, General and Administrative

Selling, general and administrative costs for the three months ended November 30, 2008 increased $4,547, or 16.6%, from $27,436 during the three months ended November 30, 2007 to $31,983 in the comparable period in fiscal 2009. Selling, general and administrative costs for the six months ended November 30, 2008 decreased $5,606, or 8.9%, from $63,333 during the six months ended November 30, 2007 to $57,727 in the comparable period in fiscal 2009. The increase in costs for the second quarter of fiscal 2009 was primarily due to costs incurred by Allscripts during the period from the closing of the Transactions on October 10, 2008 through November 30, 2008, partially offset by lower third party spending on development and due to a decline in costs in fiscal 2009 related to salary from lower headcount, lower incentive and stock compensation, lower rent and phone expenses due to cost reduction strategies implemented in 2008, and lower discretionary marketing spend.

The decrease in costs for the six months ended November 30, 2008 was primarily due to a decline in costs related to salary from lower headcount, lower incentive and stock compensation, lower rent and phone expenses due to cost reduction strategies implemented in 2008 and lower discretionary marketing spend. Also contributing to the decrease was a reduction in spending on development. These decreases were partially offset by an increase in costs incurred by Allscripts during the period from the closing of the Transactions on October 10, 2008 through November 30, 2008.

Health Solutions

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue:
System sales	$3,644	$3,340	$7,180	$6,299
Professional services	1,847	1,339	3,506	2,686
Maintenance	5,973	3,912	10,293	7,612
Transaction processing and other	5,111	248	5,124	486

Total health solutions revenue	16,575	8,839	26,103	17,083

Total cost of revenue	4,879	2,064	7,563	4,195

Gross profit	11,696	6,775	18,540	12,888
Selling, general and administrative expenses	6,033	3,713	10,228	6,875

Income from operations	$5,663	$3,062	$8,312	$6,013

Revenue

Total health solutions revenue for the three months ended November 30, 2008 increased $7,736, or 87.5%, from $8,839 during the three months ended November 30, 2007 to $16,575 in the comparable period in fiscal 2009. Revenue from the health solutions segment for the six months ended November 30, 2008 increased $9,020, or 52.8%, from $17,083 during the six months ended November 30, 2007 to $26,103 during the same period in fiscal 2009. The revenue increase for both the three and six month periods in fiscal 2009 is primarily due to the health solutions revenue contributed by legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through November 30, 2008. In addition, the increase is due to higher orders for our homecare product in fiscal 2009 as compared to same period in fiscal 2008 and due to an increase in related maintenance revenue as a result of a larger customer base.

Cost of Revenue

Gross margin for the three months ended November 30, 2008 increased $4,921, or 72.6%, from $6,775 for the three months ended November 30, 2007 to $11,696 in the comparable fiscal 2009 period. Gross margin for the six months ended November 30, 2008 increased $5,652, or 43.9%, from $12,888 for the six months ended November 30, 2007 to $18,540 in the comparable fiscal 2009 period. Gross margin as a percentage of revenue for both the three and six month periods in fiscal 2009 and fiscal 2008 were 70.6%, 71.0% and 76.6% and 75.4%, respectively. The increase in gross margin for both the three and six month periods in fiscal 2009 is primarily due to the legacy Allscripts margin contribution and the decrease in gross margin as a percentage of revenue for both periods in fiscal 2009 compared to the same periods in fiscal 2008 is due to the margin mix associated with legacy Allscripts.

Selling, General and Administrative

Selling, general and administrative costs for the three months ended November 30, 2008 increased $2,320, or 62.5%, from $3,713 during the three months ended November 30, 2007 to $6,033 in the comparable period in fiscal 2009. Selling, general and administrative costs for the six months ended November 30, 2008 increased $3,353, or 48.8%, from $6,875 during the six months ended November 30, 2007 to $10,228 in the comparable period in fiscal 2009. The increase in costs for the three and six months ended November 30, 2008 is primarily due to costs incurred by Allscripts during the period from the closing of the Transactions on October 10, 2008 through November 30, 2008 and due an overall increase in selling, general and administrative costs, primarily related to the addition of headcount to accommodate growth in the health solutions segment.

Prepackaged Medications

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue
Prepackaged medications	$4,700	$—	$4,700	$—

Total Prepackaged medications revenue	4,700	—	4,700	—

Total cost of revenue	3,904	—	3,904	—

Gross profit	796	—	796	—
Selling general and administrative expenses	878	—	878	—

Loss from operations	($82)	$—	($82)	$—

Revenue

The prepackaged medications segment was acquired in conjunction with the Transactions on October 10, 2008 and its results are included in three and six months ended November 30, 2008. Prepackaged medications revenue was approximately $4,700 for the period from the closing of the Transactions on October 10, 2008 through November 30, 2008.

Cost of Revenue

Gross margin and gross margin as a percentage of revenue was $796 and 16.9% for the three and six months ended November 30, 2008.

Selling, general and administrative costs

Selling, general and administrative costs for the prepackaged medications segment were approximately $878 for the three and six months ended November 30, 2008 and represents costs incurred from the closing of the Transactions on October 10, 2008 through November 30, 2008.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended November 30, 2008 increased by $23,536, from $13,866 during the three months ended November 30, 2007 to $37,402 in the comparable period in fiscal 2009. Unallocated corporate expenses for the six months ended November 30, 2008 increased by $22,315 from $26,192 in the first six months of fiscal 2008 to $48,507 in the same period in fiscal 2009. Unallocated corporate expenses includes amortization of intangible assets with the exception of the amortization of acquired technology which is included in cost of revenue. The increase in unallocated corporate expense for the three and six month periods in fiscal 2009 is primarily due to merger and integration related costs in connection with the Transactions of approximately $22,100 and $23,800, respectively. In addition, the three and six month periods in fiscal 2008 included one-time severance and reorganization costs of approximately $1,900 and $4,900, respectively. Excluding these one-time related costs in both fiscal 2009 and 2008, unallocated corporate expenses would have been approximately $15,302 and $11,966 for the three months ended November 30, 2008 and 2007, respectively; and $24,707 and $21,292 for the six months ended November 30, 2008 and 2007, respectively. These increases in both periods in fiscal 2009 are primarily due to corporate costs incurred related to the Transactions and the impairment charge of $14,076 related to the investment in iMedica, partially offset by cost benefits received in fiscal 2009 for cost reduction strategies that were implemented at the end of fiscal 2008.

Amortization of Intangibles

        Amortization of intangibles for the three months ended November 30, 2008 decreased $4,218, or 77.1%, from $5,474 during the three months ended November 30, 2007 to $1,256 in the comparable period in fiscal 2009. Amortization of intangibles for the six months ended November 30, 2008 decreased $9,505, or 86.8%, from $10,948 during the six months ended November 30, 2007 to $1,443 in the comparable period in fiscal 2009. The decrease in both the three and six month periods ended November 30, 2008 is primarily due to the Medic customer relationship intangible asset becoming fully amortized during the beginning of fiscal 2009 versus a full period of amortization in the comparable period in fiscal 2008. This decrease was partially offset by the intangible amortization recorded in conjunction with the Transactions for the period from the closing of the Transactions on October 10, 2008 through November 30, 2008.

Interest Expense and Interest Income and Other, Net

Interest expense for the three months ended November 30, 2008 increased $571, from $57 during the three months ended November 30, 2007 to $628 in the comparable period in fiscal 2009. Interest expense for the six months ended November 30, 2008 increased $560, from $130 during the three months ended November 30, 2007 to $690 in the comparable period in fiscal 2009. The increase in interest expense for both the three and six month periods ended November 30, 2008 was primarily due to interest expense related to the 3.5% senior convertible debentures as well as interest on the Credit Facility.

Interest income and other, net, for the three months ended November 30, 2008 increased $262, from $22 during the three months ended November 30, 2007 to $284 in the comparable period in fiscal 2009. Interest income and other, net, for the six months ended November 30, 2008 increased $252, from $33 during the six months ended November 30, 2007 to $285 in the comparable period in fiscal 2009. Interest income and other consists primarily of interest earned on Allscripts’ cash and marketable securities balances. The increase in interest income and other during the first half of fiscal 2009 was primarily due to an increase in the cash and marketable securities balance related to the completion of the Transactions on October 10, 2008.

Income Tax Expense

Allscripts recorded an income tax benefit of $3,913 and $399 for the three and six months ended November 30, 2008, respectively. Income tax expense of $3,373 and $2,714 was recorded for the three and six months ended November 30, 2007, respectively. The income tax benefits recorded for the three and six months ended November 30, 2008 is due to the Company being in a net loss position which resulted from merger related integration costs incurred as a result of the Transactions.

Liquidity and Capital Resources

As of November 30, 2008 and May 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $77,119 and $325, respectively. The increase in our cash balance is reflective of the following:

Operating activities

During the six months ended November 30, 2008 we used $12,467 in net cash from operations, compared to cash generated of $1,332 from operations in the same period in fiscal 2008. This net decrease in cash from operations of $13,799 was due primarily to the Company generating a net loss of $589 for the first half of fiscal 2009 compared to net income generated of $4,387 for same period in fiscal 2008. In addition, a decline from operating assets and liabilities of $10,756 also contributed to the cash used which was due to heavier use of cash in trade receivables, prepaid and other current assets and accrued compensation and benefits, partially offset by improvements in cash from accounts payable and accrued expenses.

Investing activities

During the six months ended November 30, 2008 we used $261,317 of cash from investing activities, compared to cash used of $8,597 in the same period in fiscal 2008. We obtained net cash acquired of $65,728 in conjunction with the Transactions on October 10, 2008. The first half of fiscal 2009 also benefited from the sale of Allscripts’ Cary Facility in which we received approximately $6,450 in net proceeds. These cash inflows were offset by payments of $329,494 for the acquisition of Allscripts, capital expenditures of $1,581 and investments in capitalized software of approximately $2,518.

Financing activities

During the six months ended November 30, 2008 we generated $342,349 in cash from financing activities, compared to $7,384 in the same period in fiscal 2008. This increase in cash is attributable to a change of $348,254 in the parent’s net investment account, which includes the $330,000 received from Misys, cash proceeds from exercise of stock options of $371, and cash payments for debt obligations of approximately $6,276 made during the first half of fiscal 2009.

Allscripts’ working capital increased by $115,933, for the six months ended November 30, 2008, from ($6,776) at May 31, 2008 to $109,157 at November 30, 2008. The increase is primarily due to an increase in cash and short-term marketable securities of $76,794 and other operating assets and liabilities that were obtained in conjunction with the Transactions on October 10, 2008.

Future Capital Requirements

On December 31, 2007, Allscripts and its subsidiaries entered into a new credit agreement (the “Original Credit Facility”) with JPMorgan Chase Bank, N.A., as sole administrative agent, which provided for a total unsecured commitment of $60,000 and matured on January 1, 2012. On August 15, 2008, Allscripts and its subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as the sole administrative agent. The Credit Facility amends and restates the Original Credit Facility. The Credit Facility provides for a total unsecured commitment of $75,000 and matures on August 15, 2012. The Credit Facility is available in the form of letters of credit and revolving loans.

On November 7, 2008, Allscripts launched an offer to purchase for cash all of the $27,868 of Notes then outstanding at a purchase price equal to 100% of the principal amount of the Notes being repurchased ($1,000 per each $1,000 principal amount outstanding) plus any accrued and unpaid interest, pursuant to the terms of the indenture governing the Notes. The offer to purchase the outstanding Notes expired on December 9, 2008, with $8,164 of the $27,868 outstanding Notes repurchased for cash.

We believe that our cash, cash equivalents and marketable securities of $77,119 as of November 30, 2008 and our cash flow from operations will be sufficient to meet the anticipated cash needs of our business for the next twelve months. In addition to purchasing any Notes, our primary needs for cash over the next twelve months will be to fund working capital, service approximately $2,379 in interest payments on our debt instruments, pay approximately $20,000 of acquisition expenses related to the Transactions with Misys, fund capital expenditures, contractual obligations, including the Memorandum of Understanding dated as of October 9, 2008 with Misys, regarding a Shared Services Agreement to be entered into between Allscripts and Misys and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

Allscripts has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in Allscripts’ consolidated financial statements but are required to be disclosed.

The following table summarizes Allscripts’ significant contractual obligations as of November 30, 2008 and the effect such obligations are expected to have on Allscripts’ liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Remaining Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014+
Misys plc Memorandum of Understanding (1)	$2,012	$2,012	$—	$—	$—	$—	$—
3.5% Senior Convertible Debentures (2)	27,868	—	—	—	—	—	27,868
Semi-annual interest due on the 3.5% Senior Convertible Debentures (2)	15,362	488	975	975	975	975	10,974
Revolving Credit Facility (3)	50,000	3,000	—	—	47,000	—	—
Estimated quarterly interest due on Revolving Credit Facility (3)	8,262	1,114	2,228	2,228	2,228	464	—
Non-cancelable operating leases	51,036	4,340	7,517	6,531	5,997	5,913	20,738
Development Contract (4)	7,586	2,612	2,212	2,210	552	—	—
Capital leases	1,615	536	726	328	25	—	—
Other contractual obligations	3,606	1,959	1,647	—	—	—	—

Total contractual obligations	$167,347	$16,061	$15,305	$12,272	$56,777	$7,352	$59,580

(1)	On October 10, 2008, Allscripts entered into a Memorandum of Understanding dated as of October 9, 2008 with Misys (“MOU”), regarding a Shared Services Agreement to be entered into between Allscripts and Misys (“SSA”) and the provision of certain services by Misys to Allscripts and Allscripts to Misys in the interim period until the SSA is fully negotiated and executed. The services being provided to Allscripts include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Allscripts is also providing Misys with certain tax and payroll processing services. Misys and Allscripts agreed in the MOU to continue the negotiation of the SSA and to finalize such agreement as soon as possible. The MOU expires on February 10, 2009 and therefore we have included only the fixed charges that will be incurred during the period subsequent to November 30, 2008 and prior to February 10, 2009. We have included only known fixed payments and omitted variable amounts due since such amounts are not fixed and determinable.
(2)

As of November 30, 2008, Allscripts had $27,868 aggregate principal amount of its 3.50% Senior Convertible Debentures due 2024 (“Notes”) outstanding. The Notes can be converted, in certain circumstances, into approximately 3,466 shares of common stock based upon a conversion price of approximately $8.04 per share, subject to adjustment for certain events. The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $10.45 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock. On November 7, 2008, Allscripts launched an offer to purchase for cash all of its $27,868 Debentures outstanding at a purchase price equal to 100% of the principal amount of the Debentures being repurchased ($1,000 per each $1,000 principal amount outstanding) plus any accrued and unpaid interest, pursuant to the terms of the indenture governing the Debentures. The offer to purchase the outstanding Debentures expired on December 9, 2008, with $8,164 of the $27,868 outstanding Debentures repurchased for cash. While, as described above, the Notes may be converted by holders or acquired by Allscripts prior to maturity in certain circumstances, the Notes are included assuming they will reach maturity.

(3)	On December 31, 2007, Allscripts and its subsidiaries entered into a new credit agreement the (the “Original Credit Facility”) with JPMorgan Chase Bank, N.A., as sole administrative agent, which provided for a total unsecured commitment of $60,000 and matured on January 1, 2012. On August 15, 2008, Allscripts and its subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as the sole administrative agent. The Credit Facility amends and restates the Original Credit Facility. The Credit Facility provides for a total unsecured commitment of $75,000 and matures on August 15, 2012. The Credit Facility is available in the form of letters of credit and revolving loans. As of November 30, 2008, $50,000 in borrowings and $0 in letters of credit were outstanding under the Credit Facility. The Credit Facility bears interest at LIBOR plus 1.625%. In conjunction with the sale of the Cary Facility we were obligated under the terms of the Credit Facility to use the proceeds to pay down the line of credit. The $3,000 was paid down in December 2008.

(4)	Allscripts has a $14,000 software content development agreement with a partner to assist in the development of clinical content for our EHR products, of which $7,586 is unpaid as of November 30, 2008. The partner will be developing customer content for use within Allscripts solutions by medical professionals. Upon acceptance of contracted deliverables, Allscripts will provide payment for the development efforts over the next three years, with the final deliverable to be completed by September 30, 2011.

In connection with the Chicago corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of November 30, 2008, no amounts had been drawn on the letter of credit.

Allscripts has a $100 irrevocable letter of credit with a lending institution as a security deposit that is specified in Allscript’s Chicago O’Hare office lease agreement. The letter of credit contains an automatic renewal provision that requires notice of non-renewal to the beneficiary no later than 60 days prior to the current expiration date. The letter of credit expires on June 30, 2009. Under the Chicago O’Hare office lease agreement, we have the right to reduce the letter of credit over time to $75 on November 1, 2008 and to $50 on November 1, 2009. As of November 30, 2008, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $1,610. As of November 30, 2008, no amounts had been drawn on the letters of credit.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The EITF is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of EITF 03-6-1 on our consolidated results of operations.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Most of the provisions in FAS 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS 157. We adopted FAS 159 as required at the beginning of our fiscal year 2009 and the adoption did not have a material effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

As of November 30, 2008, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Our Senior Convertible Debentures bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. Allscripts is also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the $50,000 loan outstanding under our Credit Facility. Based upon our balance of $50,000 of debt against our Credit Facility as of November 30, 2008, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $500.

As of November 30, 2008, we had cash, cash equivalents and marketable securities in financial instruments of $77,119. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of November 30, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $771.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of November 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Changes in Internal Control

The following changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2008, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On October 10, 2008, Allscripts Healthcare Solutions, Inc. (which changed its name to Allscripts-Misys Healthcare Solutions, Inc. on October 10, 2008, “Allscripts”) completed the transactions (the “Transactions”) contemplated by an Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC. As a result of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Allscripts changed its fiscal year end to May 31. Since the Transactions constitute a “reverse acquisition” for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts with legacy Allscripts results being included from October 10, 2008.

The Company’s management considers the Transactions material to the Company’s results of operations, cash flows and financial position from the date of the acquisition through November 30, 2008, and believes that the internal control over financial reporting of MHS has a material effect on the Company’s internal control over financial reporting. Allscripts is in the process of combining MHS and its systems with Allscripts’ existing systems and evaluating the MHS systems. The combining of processes, including accounting processes, and systems to legacy Allscripts’ systems is expected to result in material changes to internal controls of legacy MHS and therefore, materially affect various systems and processes. Accordingly, there have been changes in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Prior to October 10, 2008, MHS was an operating unit of Misys Holdings, Inc., a wholly owned subsidiary of Misys plc. As an operating unit of a wholly owned subsidiary within the Misys plc group, MHS had not historically prepared financial statements for separate stand-alone purposes. Internal controls were determined to be adequate to comply with Misys plc’s internal reporting requirements under International Financial Reporting Standards.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(Share amounts in thousands)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
September 1, 2008 – September 30, 2008	—	$—
October 1, 2008 – October 31, 2008	104	$9.76
November 1, 2008 – November 30, 2008	—	$—

Total	104	$9.76

(1)	Shares withheld for tax liabilities upon vesting of restricted stock awards.

Item 5. Other Information

Amendment to Relationship Agreement

As previously disclosed, on March 17, 2008, Allscripts and Misys plc entered into a Relationship Agreement, as amended by the First Amendment to the Relationship Agreement dated as of August 14, 2008 (the “Relationship Agreement”) providing for certain governance matters prior to and after the consummation of the Transactions.

On January 5, 2009, Misys and Allscripts entered into a Second Amendment to Relationship Agreement (the “Relationship Agreement Amendment”). The Relationship Agreement contains anti-dilution protection for Misys in the event of issuances of Allscripts common stock, subject to limited exceptions, such as equity awards under Allscripts’ benefit plans up to a cap. The Relationship Agreement Amendment: (i) increases the cap on the percentage of Fully Diluted Shares (as defined in the Relationship Agreement) available for equity awards by Allscripts after consummation of the Transactions to 1.95% (the “Cap”) from 1.8%, (ii) contains an agreement by Misys to cause all shares of the Company’s common stock owned by it and its affiliates to be voted in favor of a proposal by the Company to increase the number of shares available under the Company’s Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”) by up to 10,000,000 shares and to take all other reasonable actions in furtherance thereof, provided, that such proposal is within the scope of the resolution approved by the shareholders of Misys at its extraordinary general meeting held on December 9, 2008 and (iii) an agreement by Misys to not transfer shares of the Company’s common stock if such transfer would result in Misys and its affiliates holding less than 50.1% of the Company’s outstanding shares of common stock on a fully-diluted basis unless the transferee agrees in writing to the requirement set forth in clause (ii) above. A copy of the Relationship Agreement Amendment is attached to, and is incorporated by reference into, this Quarterly Report on Form 10-Q as Exhibit 10.1. The foregoing description of the Relationship Agreement Amendment is qualified in its entirety by reference to the full text of the Relationship Agreement Amendment.

By virtue of the entry into the Relationship Agreement and the approval by Misys shareholders at an extraordinary general meeting held on December 9, 2008 of the amendment to the 1993 Plan to increase the number of shares that the Company may issue under the 1993 Plan by 10,000,000 shares to 21,593,489, plus shares attributable to awards that were forfeited or cancelled under predecessor plans (the “Plan Amendment”), the Plan Amendment is expected to be approved by the Company’s stockholders. The Company intends to submit the Plan Amendment as a proposal at its next stockholders meeting. The 1993 Plan permits awards of a variety of equity-based incentives, including stock options, stock appreciation rights, restricted stock and restricted stock units. The Compensation Committee (the “Committee”) of the Board of Directors administers the 1993 Plan and selects eligible persons who will receive grants under the 1993 Plan from those individuals performing services for or on behalf of the Company. This description of the 1993 Plan and the Plan Amendment is qualified in its entirety by reference to the actual 1993 Plan and Plan Amendment, which are filed as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-Q, respectively, and are incorporated by reference herein.

Director Resignation

On January 8, 2009, Misys notified Allscripts that Jim Malone was resigning as Chief Financial Officer of Misys and, in connection therewith, resigning from Allscripts’ Board of Directors effective as of January 9, 2009. Mr. Malone’s decision is not as a result of any disagreement with Allscripts or its management. The directorship vacated by Mr. Malone has not been filled.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2009.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: January 9, 2009

INDEX TO EXHIBITS

Exhibit 10.1	Second Amendment to Relationship Agreement dated as of January 5, 2009 (filed herewith)

Exhibit 10.2	Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan (filed herewith)

Exhibit 10.3	Amendment to Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan (filed herewith)

Exhibit 31.1	Rule 13a - 14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a - 14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)