Form 10-Q
period 2009-02-28
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2009-04-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of March 31, 2009, there were 142,633,781 shares of the registrant’s $0.01 par value common stock outstanding.

Explanatory Note

On October 10, 2008, Allscripts Healthcare Solutions, Inc. (which changed its name to Allscripts-Misys Healthcare Solutions, Inc. on October 10, 2008, “Allscripts”) completed the transactions (the “Transactions”) contemplated by an Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC. The Transactions are described in greater detail in this Form 10-Q. As a result of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Allscripts changed its fiscal year to end on May 31. Since the Transactions constituted a “reverse acquisition” for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts, with the results of legacy Allscripts being included for the full three months ended February 28, 2009 and from October 10, 2008 for the nine months ended February 28, 2009.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	February 28, 2009	May 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$69,859	$325
Marketable securities	5,046	—
Accounts receivable, net of allowances of $10,755 and $3,351 at February 28, 2009 and May 31, 2008, respectively	167,966	48,250
Deferred taxes, net	6,128	852
Inventories	6,079	1,918
Prepaid expenses and other current assets	30,047	9,950

Total current assets	285,125	61,295
Long-term marketable securities	2,559	—
Property and equipment, net	19,036	6,082
Software development costs, net	7,662	—
Intangible assets, net	238,670	8,637
Goodwill	412,252	82,406
Deferred taxes, net	—	8,254
Other assets	14,627	12,594

Total assets	$979,931	$179,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,596	$14,262
Accrued expenses	40,748	12,606
Accrued compensation and benefits	17,222	9,700
Line of credit	—	3,232
Deferred revenue	90,878	27,189
Current portion of long-term debt and capital lease obligation	901	1,082

Total current liabilities	171,345	68,071
Long-term debt and long-term capital lease obligation	66,704	548
Deferred taxes, net	20,054	—
Other liabilities	2,386	—

Total liabilities	260,489	68,619
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at November 30, 2008 and May 31, 2008	—	—
Common stock:
$0.01 par value, 199,000 shares authorized; 145,367 shares issued and outstanding at February 28, 2009; 82,886 shares issued and outstanding at May 31, 2008	1,454	829
Additional paid-in capital	878,430	283,133
Accumulated deficit	(160,652)	(173,313)
Accumulated other comprehensive income	210	—

Total stockholders’ equity	719,442	110,649

Total liabilities and stockholders’ equity	$979,931	$179,268

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively,
	2009	2008	2009	2008
Revenue:
System sales	$27,375	$17,906	$61,166	$49,170
Professional services	15,928	7,404	35,116	22,438
Maintenance	56,099	35,545	139,468	105,720
Transaction processing and other	52,847	36,264	133,201	109,394

Total software and services revenue	152,249	97,119	368,951	286,722
Prepackaged medications	8,454	—	13,154	—

Total revenue	160,703	97,119	382,105	286,722

Cost of revenue:
System sales	15,031	10,089	34,445	26,266
Professional services	16,196	6,513	34,555	19,647
Maintenance	20,048	14,205	51,651	42,636
Transaction processing and other	19,481	13,929	50,846	42,192

Total software and services cost of revenue	70,756	44,736	171,497	130,741
Prepackaged medications	6,666	—	10,570	—

Total cost of revenue	77,422	44,736	182,067	130,741

Gross profit	83,281	52,383	200,038	155,981
Selling, general and administrative expenses	47,709	27,102	144,721	92,957
Research and development	9,913	8,684	28,798	28,281
Amortization of intangible assets	2,872	180	4,315	11,128

Income from operations	22,787	16,417	22,204	23,615
Interest expense	(960)	(76)	(1,650)	(206)
Interest income and other, net	91	19	376	52

Income before income taxes	21,918	16,360	20,930	23,461
Provision for income taxes	8,668	6,300	8,269	9,014

Net income	$13,250	$10,060	$12,661	$14,447

Net income per share—basic and diluted	$0.09	$0.12	$0.11	$0.17

Weighted-average shares of common stock outstanding used in computing basic net income per share	146,121	82,886	115,741	82,886

Weighted-average shares of common stock outstanding used in computing diluted net income per share	151,081	82,886	118,082	82,886

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended February 28 and 29, respectively
	2009	2008
Cash flows from operating activities:
Net income	$12,661	$14,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,656	14,858
Stock-based compensation expense	3,152	2,018
Asset impairment loss	14,076	—
Deferred taxes	(375)	(1,764)
Provision for doubtful accounts	4,603	1,570
Changes in operating assets and liabilities:
Accounts receivable	(35,883)	(16,805)
Prepaid expenses and other assets	(5,934)	(2,712)
Inventory	(209)	—
Accounts payable	(1,196)	(10,261)
Accrued expenses	(9,850)	(209)
Accrued compensation and benefits	(7,682)	(1,844)
Deferred revenue	19,300	(6,032)
Other non-current liabilities	(131)	64

Net cash provided by (used in) operating activities	7,188	(6,670)
Cash flows from investing activities:
Purchase of preferred shares in iMedica	—	(8,000)
Capital expenditures	(3,461)	(619)
Capitalized software	(7,563)	—
Net proceeds received from sale of building	6,450	—
Purchase of marketable securities	(853)	—
Sales and maturities of marketable securities	1,641	—
Payments for acquisition of Allscripts	(329,494)	—
Net cash acquired in merger with Allscripts	65,728	—

Net cash used in investing activities	(267,552)	(8,619)
Cash flows from financing activities:
Proceeds from exercise of common stock options	907	—
Proceeds from employee stock purchase plan	460	—
Change in parent’s net investment, including $330,000 received from Misys plc	353,500	12,578
Line of credit payments	(41,915)	(81,462)
Line of credit borrowings	38,683	84,486
Payment on promissory note	(2,734)	—
Payment of capital lease obligation	(1,067)	(1,683)
Payment of credit facility	(3,000)	—
Repurchase of senior convertible notes	(8,164)	—
Repurchase of common stock	(6,772)	—

Net cash provided by financing activities	329,898	13,919

Net increase (decrease) in cash and cash equivalents	69,534	(1,370)
Cash and cash equivalents, beginning of period	325	1,370

Cash and cash equivalents, end of period	$69,859	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation

On October 10, 2008, Allscripts Healthcare Solutions, Inc. (which changed its name to Allscripts-Misys Healthcare Solutions, Inc. on October 10, 2008) (together with its subsidiaries, “Allscripts” or the “Company” unless the context otherwise requires) completed the transactions (the “Transactions”) contemplated by an Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC. As a result of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Allscripts changed its fiscal year end to May 31. Since the Transactions constitute a “reverse acquisition” for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts with legacy Allscripts results being included from October 10, 2008.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts-Misys Healthcare Solutions, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements of MHS for the year ended May 31, 2008, which were included in Allscripts’ definitive proxy statement, filed with the SEC on August 21, 2008. Operating results for the three and nine months ended February 28, 2009 are not necessarily indicative of the results for the full year.

As a result of the reverse acquisition, the historical operations of MHS have been presented as the historical financial statements of Allscripts. General corporate expenses incurred prior to October 10, 2008 and reported in the prior period financial statements contain allocations of operating costs between MHS and its former parent, Misys plc. These costs include executive salaries, accounting and legal fees, departmental costs for accounting, finance, legal, information technology, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues and number of employees. Management believes these allocations are made on a reasonable basis; however, the financial statements included herein may not necessarily reflect Allscripts results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had MHS operated as a stand-alone entity prior to October 10, 2008.

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

In accordance with Emerging Issues Task Force Issue Number 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), the Company records reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations. These amounts totaled approximately $2,695 and $2,609, for the nine months ended February 28, 2009 and February 29, 2008, respectively.

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

As of February 28, 2009 and May 31, 2008, there was $38,910 and $16,601, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue is comprised of balances related to software and services and balances due to support and maintenance. Deferred revenue consisted of the following:

	February 28, 2009	May 31, 2008
Prepayments and billings in excess of revenue earned on contracts in progress for software and services provided by Allscripts	$34,928	$18,346
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance provided by Allscripts	55,950	8,843

Total deferred revenue	$90,878	$27,189

3. Business Combinations

Allscripts Healthcare Solutions, Inc. and Misys Healthcare Systems

On March 17, 2008, Allscripts entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Misys plc (“Misys”), a public limited company incorporated under the laws of England and Wales, MHS, a North Carolina limited liability company and wholly-owned indirect subsidiary of Misys and Patriot Merger Company, LLC, a North Carolina limited liability company and wholly-owned subsidiary of Allscripts (“Patriot”).

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

The purchase price has been preliminarily allocated as follows:

Acquired cash and marketable securities	$410,077
Accounts receivable, net	88,436
Prepaids and other current assets	18,578
Fixed assets and other long-term assets	24,695
Goodwill	329,817
Intangible assets	239,400
Deferred tax liability, net	(23,407)
Accounts payable and accrued liabilities	(391,580)
Deferred revenue	(44,389)
Long-term debt	(80,602)
Other liabilities	(1,827)

Net assets acquired	$569,198

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

We have allocated $329,817 to goodwill and $239,400 to intangible assets. Allocated goodwill consists of $243,976, $66,203 and $19,638 attributed to the clinical solutions, health solutions and prepackaged medications segments as of the date of the October 10, 2008 acquisition, respectively. Of the $239,400 of acquired intangible assets, $53,000 was assigned to registered trade names, which have an indefinite life and are not subject to amortization. The remaining $186,400 of intangible assets acquired consist of the following; $49,000 was assigned to service and maintenance contracts with a useful life of 20 years, $47,000 was assigned to developed technology rights with a useful life of 7 years, $38,000 was assigned to core technology with a useful life of 12 years, $23,000 was assigned to customer relationships with a useful life of 20 years, $15,000 was assigned to ASP contracts with a useful life of 15 years, $7,000 was assigned to service and maintenance contract backlog with a useful life of 2 years, $5,000 was assigned to provider relationships with a useful life of 13 years, $2,000 was assigned to service backlog with a useful life of 3 years and $400 was assigned to Allscripts’ non-compete agreement with a useful life of 1 year. The intangible assets are being amortized on a straight-line basis over their average useful lives. The above values and lives are subject to change upon completion of the valuation process.

The following unaudited pro forma information assumes the Allscripts and MHS merger occurred at the beginning of each of the periods being presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of income had the Transactions occurred at the beginning of each of the periods being presented, nor of future results of operations. The unaudited pro forma results for the three and nine months ended February 28, 2009 and February 29, 2008 are as follows:

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
Total revenue	$160,703	$163,068	$502,881	$417,372

Net income	$13,250	$10,514	$28,638	$12,915

Earnings per share:
Basic	$0.09	$0.08	$0.20	$0.09

Diluted	$0.09	$0.08	$0.20	$0.09

The unaudited pro forma information for the three and nine months ended February 28, 2009 and February 29, 2008, respectively, include the following adjustments:

•

Decrease in revenue for the nine months ended February 28, 2009 and February 29, 2008 of approximately $3,698 and $8,893, respectively, and a decrease in revenue for the three months ended February 29, 2008 of $3,705, relating to deferred revenue purchase accounting adjustments.

•

Increase in net income of approximately $53,344 for the nine months ended February 28, 2009, which represents pre-merger related costs that would have been excluded from earnings due to the pro forma information assuming that the merger occurred on June 1, 2008. There were no pre-merger costs recorded in the three and nine months ended February 29, 2008.

•

Decrease to amortization expense of approximately $230 and $611 for the three and nine months ended February 29, 2008, and $1,067 for the nine months ended February 28, 2009, related to management’s estimate of the fair value of intangible assets acquired as a result of the Transactions that were completed on October 10, 2008. These decreases were due to the elimination of all legacy Allscripts’ historical intangible asset and capitalized software amortization for all applicable periods offset by the new amortization based on the fair value of intangibles acquired.

•

On September 30, 2008, legacy Allscripts closed on the sale of the Physicians Interactive business (“PI”). The revenue and net income for PI has been excluded for the three and nine months ended February 28, 2009 and February 29, 2008, respectively.

4. Stock-Based Compensation

During the three and nine months ended February 28, 2009 and February 29, 2008, Allscripts recorded stock-based compensation cost in accordance with SFAS 123(R) as follows:

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
Stock-based compensation:
Allscripts-Misys Healthcare Solutions, Inc. stock-based compensation expense	$1,317	$—	$1,685	$ —
Misys plc stock-based compensation expense	786	227	1,467	2,018

Total stock-based compensation	$2,103	$227	$3,152	$2,018

Allscripts Stock Plan - Restricted Stock Awards and Units

During the nine months ended February 28, 2009, management awarded 3,036 shares of restricted stock units to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with a weighted average fair value of $8.57 per share. The awards of restricted stock have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested shares of restricted stock will be forfeited unless otherwise provided in an employee’s employment agreement. As of February 28, 2009, 5,149 restricted stock awards and units combined had been awarded, of which 3,397 were unvested. The fair value of the shares of unvested restricted stock on the date of the grant is amortized ratably over the vesting period. As of February 28, 2009, $19,570 of unearned compensation related to unvested awards of restricted stock was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock outstanding at February 28, 2009 and changes during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at May 31, 2008	—	$—
Unvested awards assumed as of October 10, 2008 Transactions	380	$10.21
Awarded	3,036	$8.57
Vested	—	$—
Forfeited	(19)	$10.04

Unvested restricted stock at February 28, 2009	3,397	$8.75

Allscripts Stock Plan - Stock Options

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of February 28, 2009, there was no unrecorded deferred stock-based compensation balance related to stock options. Allscripts did not grant any stock options during the nine months ended February 28, 2009.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at May 31, 2008	—	$—	—	$—
Balance assumed as of October 10, 2008 Transactions	5,994	$4.77
Options exercised	(290)	$3.26
Options forfeited	(52)	$11.76

Balance at February 28, 2009	5,652	$4.79	5,652	$4.79

The aggregate intrinsic value of stock options outstanding as of February 28, 2009 was $27,369, which is based on Allscripts’ closing stock price of $8.70 as of February 27, 2009. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of vested and exercisable stock options as of February 28, 2009 was 5,652, with an intrinsic value of $27,369.

The total intrinsic value of stock options exercised during the nine months ended February 28, 2009 was $1,576. The total cash received from employees as a result of employee stock option exercises during the nine months ended February 28, 2009 was $907, net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

Information regarding stock options outstanding at February 28, 2009 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.92-$1.52	475	$1.37	475	$1.37
$1.70-$2.70	1,257	$1.70	1,257	$1.70
$2.71-$2.71	842	$2.71	842	$2.71
$3.25-$3.31	624	$3.26	624	$3.26
$3.56-$4.57	706	$4.23	706	$4.23
$4.93-$5.13	828	$5.10	828	$5.10
$5.41-$14.27	685	$10.39	685	$10.39
$16.83-$68.30	235	$23.85	235	$23.85

	5,652	$4.79	5,652	$4.79

The weighted average remaining contractual life of the options outstanding as of February 28, 2009 ranges from approximately 1 year to 6 years.

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

Allscripts treats the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). There were 21 shares purchased under the ESPP on December 31, 2008 and 31 shares purchased under the plan on February 28, 2009.

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

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. Additional information with respect to the plan activity related to Allscripts for the nine months ended February 28, 2009 is summarized as follows:

	Nil Cost		Market Value
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
At May 31, 2008	1,832		5,272	5.67
Granted	3,129	1.17	—	—	—
Exercised	(399)		—	—
Canceled or expired	(154)		(1,616)	4.73

At February 28, 2009	4,408		3,656	4.73

Options exercisable	—		3,416	4.18

The weighted-average fair value of all options granted during the nine months ended February 28, 2009 was $1.17 per share. The weighted-average remaining contractual term of options outstanding was 2.39 years as of February 28, 2009. The weighted average remaining contractual term of options exercisable was 1.08 years as of February 28, 2009. The total compensation cost related to non-vested awards not yet recognized as of February 28, 2009 was $3,154 and the weighted average period over which it will be recognized is 1.46 years. The aggregate intrinsic value of all options outstanding and all options exercisable at February 28, 2009 was $6,827 and $0, respectively. The total intrinsic value of options exercised during the nine months ended February 28, 2009 was $7,434.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0	4,408	3.09	$0	—	$0
$2.50-$3.42	1,755	2.21	$2.97	1,515	$2.90
$3.77-$3.80	1,025	1.40	$3.81	1,025	$3.80
$4.39-$9.41	874	0.35	$6.78	874	$6.78
$15.09	2	1.05	$15.09	2	$15.09

	8,064			3,416

5. Stock Repurchase Agreement with Misys plc and its Affiliates

On February 10, 2009, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”), with Misys plc, Misys Patriot Ltd. (“Misys UK Holdings”), and Misys Patriot US Holdings LLC (“Misys US Holdings” and collectively with Misys plc and Misys UK Holdings, “Misys”). Pursuant to the Repurchase Agreement, and during the two-year term of the Company’s open market purchase program, the Company has agreed to purchase from Misys, and Misys has agreed to sell to the Company, the number of shares of the Company’s common stock needed to keep Misys’ ownership percentage in the Company unaffected by the open market repurchases being made by the Company. The repurchase price for any shares acquired by the Company pursuant to the Repurchase Agreement will be the weighted average purchase price paid by the Company for all other shares acquired by the Company in the open market program.

During the nine months ended February 28, 2009, the Company repurchased and cancelled 503 shares of common stock from the open market and committed to purchase approximately 660 shares of common stock from Misys to ensure Misys’ ownership in Allscripts remains consistent at 56.8%. In total through February 28, 2009, the Company has repurchased 857 shares of common stock at an average price (excluding commissions) of $9.21 per share for an aggregate purchase price of $7,894 (excluding commissions), in which $6,772 was paid for as of February 28, 2009. Since February 28, 2009 through April 9, 2009, the Company has purchased approximately 1,357 of additional shares of its common stock under the open market repurchase program and has purchased or committed to purchase approximately 1,779 shares of common stock under the Repurchase Agreement with an aggregate value of approximately $30,796. The remaining authorized amount for stock repurchase under the program is approximately $142,106, which program will terminate on February 10, 2011. There is no guarantee as to the exact number of shares or value thereof that will be repurchased under the stock repurchase program, and the Company may discontinue purchases at any time.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/1/08 – 12/31/08	—	$—
1/1/09 – 1/31/09	—	—
2/1/09 – 2/28/09	857	$142,106

6. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at February 28, 2009 and May 31, 2008 consist of cash and money market funds with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents, short-term marketable securities and long-term marketable securities are invested in overnight repurchase agreements, money market funds, U.S. and non-U.S. government debt securities, and corporate debt securities. The carrying values of cash and cash equivalents, short-term marketable securities and long-term marketable securities held by Allscripts are as follows:

	February 28, 2009	May 31, 2008
Cash and cash equivalents:
Cash	$56,209	$325
Money market funds	13,650	—

	69,859	325
Short-term marketable securities:
Corporate debt securities	5,046	—

	5,046	—
Long-term marketable securities:
U.S. government and agency debt obligations	1,856	—
Corporate debt securities	703	—

	2,559	—

Total cash, cash equivalents and marketable securities	$77,464	$325

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

The components of comprehensive income are as follows:

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
Net income	$13,250	$10,060	$12,661	$14,447
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	66	—	210	—

Comprehensive income	$13,316	$10,060	$12,871	$14,447

As of February 28, 2009, the components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on Allscripts marketable securities. There were no investments outstanding as of May 31, 2008 and therefore no accumulated other comprehensive income (loss) to disclose. The components of the net unrealized gain on marketable securities, net of tax, are as follows:

February 28, 2009
Short-term marketable securities:
Gross unrealized gains	$105
Gross unrealized losses	(18)

Net short-term unrealized gains	87
Long-term marketable securities:
Gross unrealized gains	157
Gross unrealized losses	(34)

Net long-term unrealized gains	123

Total net unrealized gains on marketable securities	$210

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

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
Net earnings available for diluted per-share calculation:
Net income	$13,250	$10,060	$12,661	$14,447
Interest expense on 3.5% Senior Convertible Notes, net of tax	208	—	—	—

Net earnings available for diluted per-share calculation	$13,458	$10,060	$12,661	$14,447

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
Weighted average shares outstanding:
Basic weighted average common shares	146,121	82,886	115,741	82,886
Dilutive effect of stock options and restricted stock awards	2,509	—	2,341	—
Dilutive effect of 3.5% Senior Convertible Notes	2,451	—	—	—

Diluted weighted average common shares	151,081	82,886	118,082	82,886

For the three and nine months ended February 29, 2008, the basic and diluted share count includes only the shares issued to Misys plc in connection with the October 10, 2008 transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition. Total shares outstanding for purposes of determining the earnings per share for the three and nine months ended February 28, 2009 are comprised of the total legacy Allscripts shares outstanding at the date of the Transactions and the total shares issued to Misys plc at the merger date.

Under the provisions of EITF 04-8, the as-if converted 2,451 shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were excluded from the nine months ended February 28, 2009 as the effects were anti-dilutive.

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

As of February 28, 2009, Allscripts owns 2,338 shares, or 18.7%, of Medem’s Series A Voting Common Stock and 91 shares, or 1.8%, of Medem’s Series B Common Stock (combined 13.9% equity ownership). Allscripts’ total investment in Medem is $2,900 under the cost basis of accounting as of February 28, 2009 and is recorded in other long-term assets on the consolidated balance sheets.

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

As part of the Agreement, MHS agreed to pay iMedica a total of $12,000 in cash contingent upon delivery by iMedica and acceptance by Allscripts of the source code and services, and to surrender Allscripts’ minority equity stake in iMedica along with any outstanding prepaid royalties. Misys plc agreed to make the $12,000 payment on MHS’ behalf and $11,000 of the obligation has been paid as of February 28, 2009. As part of the merger, Allscripts reviewed the fair market value of its investment in iMedica as of November 30, 2008 and determined that the investment was impaired. The impairment was valued by comparing the expected discounted future cash flows to be generated by the investment to its carrying value. The resulting impairment charge of $14,076 was recorded in selling, general and administrative expenses during the nine months ended February 28, 2009. The remaining investment balance of $10,500 is included on the balance sheet in other long term assets.

10. Long-Term Debt and Credit Facility

Long-term debt outstanding as of February 28, 2009 consists of the following:

February 28, 2009
Long-term revolving Credit Facility, LIBOR plus 2.00% interest	$47,000
3.5% Senior Convertible Notes	19,704

Total long-term debt	$66,704

Interest expense for the three months ended February 28, 2009 and February 29, 2008 was $792 and $76, respectively, and $168 and $0 in debt issuance cost amortization, respectively. Interest expense for the nine months ended February 28, 2009 and February 29, 2008 was $1,360 and $206, respectively, and $290 and $0 in debt issuance cost amortization, respectively.

Credit Facility

On December 31, 2007, Allscripts and its subsidiaries entered into a new credit agreement (the “Original Credit Facility”) with JPMorgan Chase Bank, N.A., as sole administrative agent, which provided for a total unsecured commitment of $60,000 and matured on January 1, 2012. On August 15, 2008, Allscripts and its subsidiaries entered into an Amended and Restated Credit Agreement (the “First Amendment to Credit Facility”) with JPMorgan Chase Bank, N.A., as the sole administrative agent. The First Amendment to Credit Facility amended and restated the Original Credit Facility to provide for a total unsecured commitment of $75,000 and matured on August 15, 2012. The First Amendment to Credit Facility was available in the form of letters of credit and revolving loans.

On February 10, 2009 Allscripts entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) among the Company, Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc. (“ECIN”) and Misys Healthcare Systems, LLC, as Borrowers, and the other parties from time to time joined as additional Borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger. The Credit Facility amends and restates the First Amendment to Credit Facility entered into by the Borrowers on August 15, 2008.

The Credit Facility provides for a total unsecured commitment of $125,000, an increase of $50,000 from the First Amendment to Credit Facility, and matures on August 15, 2012. The Credit Facility may, subject to the terms and conditions set forth therein including the receipt of additional commitments from lenders, be increased up to a maximum amount not to exceed $150,000. The Credit Facility is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans. The debt issuance costs incurred with the Second Amendment have been capitalized as an other asset and is being amortized as interest expense over the term of the Credit Facility. On December 31, 2007, $50,000 in borrowings were incurred to finance the acquisition of ECIN. The Credit Facility will initially bear interest at

LIBOR plus 2.00% and thereafter will be based upon the Company’s leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year, commencing with the date of delivery of the Company’s financial statements for the fiscal quarter ending after the Closing Date, pursuant to the terms of the Credit Facility.

As of February 28, 2009, $47,000 in borrowings and $5 in letters of credit were outstanding under the Credit Facility. As of February 28, 2009, the interest rate on the Credit Facility was LIBOR plus 2.00%. There is no default under the Credit Facility as of February 28, 2009. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis. At February 28, 2009, management believed that Allscripts was in compliance with all covenants under the Credit Facility.

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Notes”). Holders of $54,632 principal amount of the Notes exercised their right to convert the Notes into an aggregate of 4,854 shares of Allscripts common stock by virtue of the Transactions. As a result of further actions taken by holders of the Notes in connection with the Transactions, discussed in greater detail below, there are $19,704 of Notes outstanding as of the date of this report. The Notes can be converted, in certain circumstances, into approximately 2,451 shares of common stock based upon a conversion price of approximately $8.04 per share, subject to adjustment for certain events. The Notes are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $10.45 per share; (ii) if Allscripts calls the Notes for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock.

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

Promissory Notes

MHS had an unsecured $8,000 line of credit promissory note with a national bank, which bore interest at Libor plus 0.5% and expired on October 31, 2008. The outstanding balance on the line of credit was $3,232 as of May 31, 2008 and the line of credit was paid in full and terminated in connection with the October 10, 2008 Transactions.

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

11. Income Taxes

On June 1, 2007, the Company adopted the provisions of FIN 48. The Company believes it has no material exposures which are not currently provided for. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. In connection with the closing of the Transactions on October 10, 2008, the Company has unrecognized tax benefits of $7,650 related to legacy Allscripts and also has accrued interest and penalties related to unrecognized tax benefits of approximately $1,300 as of February 28, 2009.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The effective tax rate was 39.6% and 38.5% for the three months ended February 28, 2009 and February 29, 2008, respectively, and 39.5% and 38.4% for the nine months ended February 28, 2009 and February 29, 2008, respectively. The increase in the effective rate during fiscal 2009 is primarily due to a decrease in the IRC Section 199 deduction as a result of the availability of NOL carryforwards.

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

The Company currently organizes its business around groups of similar customers, which results in three reportable segments: clinical solutions, health solutions and prepackaged medications. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Health solutions include software, related installation and training services, and the resale of related hardware. The prepackaged medications segment derives its revenue from the prepackaged medications business, including wholesale medication sales and on-site medication dispensing (see Note 14).

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

	For the Three Months Ended February 28 and 29, respectively		For the Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
Revenue
Clinical solutions	$129,207	$87,830	$319,806	$260,350
Health solutions	23,042	9,289	49,145	26,372
Prepackaged medications	8,454	—	13,154	—

Total revenue	$160,703	$97,119	$382,105	$286,722

Income from operations
Clinical solutions	$33,990	$16,790	$73,685	$43,024
Health solutions	8,915	3,324	17,227	9,337
Prepackaged medications	965	—	882	—
Unallocated corporate expenses	(21,083)	(3,697)	(69,590)	(28,746)

Total income from operations	22,787	16,417	22,204	23,615
Interest expense	(960)	(76)	(1,650)	(206)
Interest income and other, net	91	19	376	52

Income from operations before income taxes	$21,918	$16,360	$20,930	$23,461

13. Related Parties

Misys plc

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy MHS, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs. Selling, general and administrative expenses in the combined statements of operations include corporate expense allocations of $3,534 and $4,811 for the three months ending February 28, 2009 and February 29, 2008, respectively, and $10,501 and $8,431 for the nine months ending February 28, 2009 and February 29, 2008, respectively. All figures related to fiscal 2009 periods include charges under the shared services agreement described below.

Shared Services Agreement

On March 1, 2009, Allscripts and Misys entered into a Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Services Agreement”). The Services Agreement was approved by the Audit Committee of Allscripts’ Board of Directors. The services being provided to Allscripts include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Allscripts is providing Misys with certain tax, facility space and payroll processing services. During the nine months ended February 28, 2009, Allscripts incurred $5,032 in selling, general and administrative expenses for services provided by Misys under the Services Agreement.

As noted above, as part of the Agreement with iMedica, Misys agreed to pay the $12,000 due to iMedica on MHS’ behalf and $11,000 of the obligation has been paid by Misys as of February 28, 2009. Please refer to the disclosure under the heading “iMedica” in Note 9 for further details.

As noted above in Note 5, Allscripts and Misys entered into the Repurchase Agreement pursuant to which Allscripts has agreed to purchase shares of its common stock from Misys. Please refer to Note 5 for further information on the Repurchase Agreement.

14. Subsequent Event

Prepackaged Medications Business

On February 10, 2009, the Company announced that it had reached an agreement in principle, subject to negotiation of and entry into a definitive agreement, to sell its medication services business. On March 9, 2009, Allscripts entered into an Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”), pursuant to which Allscripts agreed to sell to A-S certain assets comprising Allscripts’ Medications Services business. The sale closed on March 16, 2009.

Under terms of the Meds Agreement, Allscripts will receive a total of $8,000 in cash consideration during its fourth quarter of fiscal 2009. In addition, Allscripts entered into a Marketing Agreement with A-S on March 16, 2009 which provides that Allscripts will earn annual fees for providing various marketing services of $3,600 per year over the five year term for a total of approximately $18,000. For the first year, fees are payable monthly beginning on June 30, 2009, thereafter, fees are payable on an annual basis on each anniversary date of the commencement of marketing activities under the Marketing Agreement. The Marketing Agreement contains a provision that could result in a reduction of annual fees not to exceed $1,200 per year if a material adverse change in law, as defined, results in a significant reduction in Medications Services customer revenues related to the Meds Agreement, as defined. At the March 16, 2009 closing, Allscripts entered into a services agreement pursuant to which it agreed to provide certain transition services to A-S until December 31, 2009.

The assets and liabilities of the prepackaged medications business are included in the consolidated balance sheet as of February 28, 2009 due to the prepackaged medications business sale being completed on March 16, 2009, following the close of our fiscal third quarter. The Allscripts consolidated balance sheet as of May 31, 2008 excludes the prepackaged medications business as the business was deemed to be acquired for accounting purposes in connection with the Transactions consummated on October 10, 2008, subsequent to the close of our fiscal 2008 third quarter. The Allscripts consolidated balance sheet as of February 28, 2009 includes the prepackaged medication business and it has not been presented as assets held for sale due to the amounts being insignificant.

Stock Repurchase Program

Subsequent to February 28, 2009 through April 9, 2009, the Company purchased approximately 1,357 of additional shares of its common stock under the open market repurchase program and has purchased or committed to purchase approximately 1,779 shares of common stock under the Repurchase Agreement with an aggregate value of approximately $30,796.

15. Recent Accounting Pronouncements

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

Basis of Presentation

Results of operations for the three and nine months ended February 28, 2009 include the results of operations of legacy MHS for the full quarter and nine months ended February 28, 2009. The results of operations of legacy Allscripts are included for the full quarter ended February 28, 2009 and from the completion of the Transactions on October 10, 2008 through February 28, 2009 for the nine months ended February 28, 2009. Since the Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the three and nine months ended February 29, 2008 are the results of operations of MHS only.

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

Our prepackaged medications segment provides point-of-care medication management and medical supply services and solutions for physicians and other healthcare providers. On March 16, 2009, Allscripts completed the sale to A-S Medication Solutions LLC (“A-S”), of certain assets comprising of our prepackaged medications business.

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

Results of Operations

Results of operations for the three and nine months ended February 28, 2009 include the results of operations of legacy MHS for the full quarter and nine months ended February 28, 2009. The results of operations of legacy Allscripts are included for the full quarter ended February 28, 2009 and from the completion of the Transactions on October 10, 2008 through February 28, 2009 for the nine months ended February 28, 2009. Since the Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the three and nine months ended February 29, 2008 are the results of operations of MHS only. As a result, revenue and operating expenses for the quarter and nine months ended February 28, 2009 increased substantially.

Overview of Consolidated Results

Revenue

Consolidated revenue increased 65.4%, from $97,119 during the three months ended February 29, 2008 to $160,703 during the same period in fiscal 2009. Consolidated revenue increased 33.3%, from $286,722 during the nine months ended February 29, 2008 to $382,105 during the same period in fiscal 2009. The increase in both the three and nine month periods for fiscal 2009 is primarily due to the inclusion of revenue contributed by legacy Allscripts for the full fiscal quarter and for the period from the closing of the Transactions on October 10, 2008 through February 29, 2008, respectively.

Total software and related services revenue for the three months ended February 28, 2009 increased $55,130, or 56.8%, from $97,119 during the three months ended February 29, 2008 to $152,249 in the comparable period in fiscal 2009. Total software and related services revenue for the nine months ended February 28, 2009 increased $82,229, or 28.7%, from $286,722 during the nine months ended February 29, 2008 to $368,951 during the same period in fiscal 2009. The revenue increase for both the three and nine month periods in fiscal 2009 is primarily due to the software and related services revenue contributed by Allscripts for the full fiscal quarter ending February 28, 2009 and for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009, respectively.

        Our software and related services revenue was negatively affected during the three and nine month periods ended February 28, 2009 due to a decrease in new software orders that management believes resulted from a delay in our customers and prospective customers purchasing process due to the uncertainty around the American Recovery and Reinvestment Act of 2009 (“stimulus bill”) and also due to the current challenging economic conditions which continue to motivate customers and prospective customers to defer capital investments, conserve cash and recently has caused a trend in which our customers are moving towards software subscription arrangements versus traditional licensing that results in less upfront revenue recognition. We believe that the continuation of these challenging economic conditions and uncertainty around the stimulus bill and the related customer and prospective customer reactions may have an adverse affect on our results of operations for the remainder of fiscal 2009 and into the fiscal 2010 period.

Gross Margin

Consolidated gross margin for the three months ended February 28, 2009 increased $30,898, or 59.0%, from $52,383 for the three months ended February 29, 2008 to $83,281 in the comparable fiscal 2009 period. Gross margin for the nine months ended February 28, 2009 increased $44,057, or 28.2%, from $155,981 for the nine months ended February 29, 2008 to $200,038 in the comparable fiscal 2009 period. Consolidated gross margin as a percentage of revenue for the three and nine months ended February 28, 2009 were 51.8% and 52.4%, respectively. Consolidated gross margin as a percentage of revenue for the three and nine months ended February 29, 2008 were 53.9% and 54.4%, respectively. The increase in gross margin for both the three and nine month periods in fiscal 2009 is primarily due to the legacy Allscripts gross margin contribution which was not present in the comparable fiscal 2008 period. The decrease in gross margin as a percentage of revenue for both periods in fiscal 2009 compared to the same periods in fiscal 2008 is primarily due to the contribution of gross profit from the legacy Allscripts software and services product line, which historically tends to have lower margins than our traditional legacy MHS overall software and related services product lines.

Operating Income

Consolidated operating income increased 38.8%, from $16,417 during the three months ended February 29, 2008 to $22,787 during the same period in fiscal 2009. The increase in the three month period for fiscal 2009 is primarily due to the legacy Allscripts gross margin contribution which was not present in the comparable fiscal 2008 period, offset by an increase of $20,607 in selling, general, and administrative expenses primarily due to legacy Allscripts, including approximately $3,500 in deal related costs, an increase of $2,692 in amortization of intangibles related to acquired Allscripts intangible assets, and due to an increase of approximately $1,229 in research and development activities relating to new software products.

Consolidated operating income decreased 6.0%, from $23,615 during the nine months ended February 29, 2008 to $22,204 during the same period in fiscal 2009. The decrease in the nine month period for fiscal 2009 is primarily due to the legacy Allscripts gross margin contribution which was not present in the comparable fiscal 2008 period and a benefit relating to a decrease in amortization of intangibles of $6,813, which was offset by an increase of $51,764 in selling, general, and administrative expenses primarily due to legacy Allscripts, including approximately $32,700 in merger, integration, and severance related costs in connection with the Transactions, and due to an increase of approximately $517 in research and development activities.

Segment Operations

Clinical Solutions

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
	(Unaudited)
Revenue:
System sales	$23,976	$14,114	$50,587	$39,079
Professional services	13,823	6,254	29,505	18,602
Maintenance	47,924	31,455	121,000	94,018
Transaction processing and other	43,484	36,007	118,714	108,651

Total clinical solutions revenue	129,207	87,830	319,806	260,350

Total cost of revenue	63,699	42,602	156,877	124,412

Gross profit	65,508	45,228	162,929	135,938
Selling, general and administrative expenses	31,518	28,438	89,244	92,914

Income from operations	$33,990	$16,790	$73,685	$43,024

Three and Nine Months Ended February 28, 2009 Compared to Three and Nine Months Ended February 29, 2008

Revenue

Total clinical solutions revenue for the three months ended February 28, 2009 increased $41,377, or 47.1%, from $87,830 during the three months ended February 29, 2008 to $129,207 in the comparable period in fiscal 2009. Revenue from the clinical solutions segment for the nine months ended February 28, 2009 increased $59,456, or 22.8%, from $260,350 during the nine months ended February 29, 2008 to $319,806 during the same period in fiscal 2009. The revenue increase for both the three and nine month periods in fiscal 2009 is primarily due to the clinical revenue contributed by Allscripts for the full fiscal quarter ending February 28, 2009 and for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009, respectively.

Our revenue from system sales and professional services from our Enterprise and Professional businesses that make up our clinical solutions segment were negatively affected during the three and nine month periods ended February 28, 2009 due to a decrease in new software orders that management believes resulted from a delay in our customers and prospective customers purchasing process due to the uncertainty around the stimulus bill funding requirements and also due to the current challenging economic conditions which continue to motivate customers and prospective customers to defer capital investments, conserve cash and tend to move towards software subscription arrangements versus traditional licensing. This negative impact on our revenues during fiscal 2009 was partially offset by an increase in maintenance revenue from our Professional business primarily due to the continued penetration of the legacy MHS existing customer base with its Payerpath solution and an increase in maintenance revenue from our Enterprise businesses as a result of an increase in our installed customer base and due to maintenance pricing increase that became effective in January 2009.

We believe that the continuation of these challenging economic conditions and uncertainty around the stimulus bill and the related customer and prospective customer reactions may have an adverse affect on our results of operations for the remainder of fiscal 2009 and into our fiscal 2010 period.

Cost of Revenue

Gross margin for the three months ended February 28, 2009 increased $20,280, or 44.8%, from $45,228 for the three months ended February 29, 2008 to $65,508 in the comparable fiscal 2009 period. Gross margin for the nine months ended February 28, 2009 increased $26,991, or 19.9%, from $135,938 for the nine months ended February 29, 2008 to $162,929 in the comparable fiscal 2009 period. The increase in gross margin for both comparative periods is primarily due to the clinical margin contributed by legacy Allscripts for the full fiscal quarter ended February 28, 2009 and for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009, respectively. Gross margin as a percentage of revenue for both the three and nine month periods in fiscal 2009 and fiscal 2008 were 50.7%, 50.9% and 51.5% and 52.2%, respectively. The decreases in gross margin as a percentage of revenue for both the three and nine month periods in fiscal 2009 are primarily due to an increase in amortization cost associated with acquired technology related to the Transactions.

Selling, General and Administrative

Selling, general and administrative costs for the three months ended February 28, 2009 increased $3,080, or 10.8%, from $28,438 during the three months ended February 29, 2008 to $31,518 in the comparable period in fiscal 2009. Selling, general and administrative costs for the nine months ended February 28, 2009 decreased $3,670, or 3.9%, from $92,914 during the nine months ended February 29, 2008 to $89,244 in the comparable period in fiscal 2009. The increase in costs for the quarter ended February 28, 2009 was primarily due to costs incurred by the legacy Allscripts business, partially offset by lower third party spending on development and due to a decline in costs in fiscal 2009 related to salary from lower headcount, lower incentive and stock compensation, lower rent and phone expenses due to cost reduction strategies implemented in 2008, and due to lower discretionary marketing and travel related spending during fiscal 2009.

The decrease in costs for the nine months ended February 28, 2009 was primarily due to a decline in costs related to salary from lower headcount, lower incentive and stock compensation, lower rent and phone expenses due to cost reduction strategies implemented in 2008 and lower discretionary marketing and travel related spending during fiscal 2009. Also contributing to the decrease was a reduction in spending on development. These decreases were partially offset by an increase in costs incurred by Allscripts during the period from the closing of the Transactions on October 10, 2008 through February 28, 2009.

Health Solutions

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
	(Unaudited)
Revenue:
System sales	$3,399	$3,792	$10,579	$10,091
Professional services	2,105	1,150	5,611	3,836
Maintenance	8,175	4,090	18,468	11,702
Transaction processing and other	9,363	257	14,487	743

Total health solutions revenue	23,042	9,289	49,145	26,372

Total cost of revenue	7,057	2,134	14,620	6,329

Gross profit	15,985	7,155	34,525	20,043
Selling, general and administrative expenses	7,070	3,831	17,298	10,706

Income from operations	$8,915	$3,324	$17,227	$9,337

Revenue

Total health solutions revenue for the three months ended February 28, 2009 increased $13,753, or 148.1%, from $9,289 during the three months ended February 29, 2008 to $23,042 in the comparable period in fiscal 2009. Revenue from the health solutions segment for the nine months ended February 28, 2009 increased $22,773, or 86.4%, from $26,372 during the nine months ended February 29, 2008 to $49,145 during the same period in fiscal 2009. The revenue increase for both the three and nine month periods in fiscal 2009 is primarily due to the health solutions revenue contributed by legacy Allscripts for the full fiscal quarter and for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009, respectively. In addition, the increase in revenue for both three and nine month periods reflects an increase in support and maintenance revenue due to growth in our home health customer base, partially offset by a decrease in software revenue and services on a year-over-year basis due to the deferral of revenue for certain customers due to contractual billing terms.

Cost of Revenue

Gross margin for the three months ended February 28, 2009 increased $8,830, from $7,155 for the three months ended February 29, 2008 to $15,985 in the comparable fiscal 2009 period. Gross margin for the nine months ended February 28, 2009 increased $14,482, or 72.3%, from $20,043 for the nine months ended February 29, 2008 to $34,525 in the comparable fiscal 2009 period. Gross margin as a percentage of revenue for both the three and nine month periods in fiscal 2009 and fiscal 2008 were 69.4%, 70.3% and 77.0% and 76.0%, respectively. The increase in gross margin for both the three and nine month periods in fiscal 2009 is primarily due to the health solutions revenue contributed by legacy Allscripts for the full fiscal quarter ended February 28, 2009 and for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009, respectively. The decrease in gross margin as a percentage of revenue for both periods is attributable to the margin mix associated with the legacy Allscripts products which tend to be lower than legacy MHS and due to an increase in amortization cost associated with acquired technology related to the Transactions.

Selling, General and Administrative

Selling, general and administrative costs for the three months ended February 28, 2009 increased $3,239, or 84.5%, from $3,831 during the three months ended February 29, 2008 to $7,070 in the comparable period in fiscal 2009. Selling, general and administrative costs for the nine months ended February 28, 2009 increased $6,592, or 61.6%, from $10,706 during the nine months ended February 29, 2008 to $17,298 in the comparable period in fiscal 2009. The increase in costs for the three and nine months ended February 28, 2009 is primarily due to costs incurred by legacy Allscripts for the full fiscal quarter and for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009, respectively, and due an overall increase in selling, general and administrative costs, primarily related to the addition of headcount to accommodate growth in the health solutions segment.

Prepackaged Medications Segment

	Three Months Ended February 28 and 29, respectively		Nine Months Ended February 28 and 29, respectively
	2009	2008	2009	2008
	(Unaudited)
Total prepackaged medications revenue	$8,454	$—	$13,154	$—

Total prepackaged medications cost of revenue	6,666	—	10,570	—

Gross profit	1,788	—	2,584	—
Selling, general and administrative expenses	823	—	1,702	—

Income from operations	$965	$—	$882	$—

The Medications Services business was acquired in conjunction with the Transactions on October 10, 2008 and its results are included in three and nine months ended February 28, 2009. Medications services revenue was approximately $8,454 for the three months ended February 28, 2009 and $13,154 for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009. Gross margin and gross margin as a percentage of revenue was $1,788 and 21.1% for the three months ended February 28, 2009 and $2,584 and 19.6% for the nine months ended February 28, 2009. The improvement in gross margin as a percentage of revenue during the three months ended February 28, 2009 is primarily due to a medications price increase that became effective in January 2009.

Selling, general and administrative costs for the Medications Services business were approximately $823 for the three months ended February 28, 2009 and $1,702 for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009. The three month period ended November 30, 2008 included approximately $400 of bad debt expense that did not reoccur during the three months ended February 28, 2009.

On March 16, 2009, Allscripts completed the sale to A-S Medication Solutions LLC (“A-S”) of certain assets comprising of our prepackaged medications business pursuant to an Asset Purchase Agreement (the “Meds Agreement”).

Under terms of the Meds Agreement, Allscripts will receive a total of $8,000 in cash consideration during its fourth quarter of fiscal 2009. In addition, Allscripts entered into a Marketing Agreement with A-S on March 16, 2009 which provides that Allscripts will earn annual fees for providing various marketing services of $3,600 per year over the five year term for a total of approximately $18,000. For the first year, fees are payable monthly beginning on June 30, 2009, thereafter, fees are payable on an annual basis on each anniversary date of the commencement of marketing activities under the Marketing Agreement. The Marketing Agreement contains a provision that could result in a reduction of annual fees not to exceed $1,200 per year if a material adverse change in law, as defined, results in a significant reduction in Medications Services customer revenues related to the Meds Agreement, as defined. At the March 16, 2009 closing, Allscripts entered into a services agreement pursuant to which it agreed to provide certain transition services to A-S until December 31, 2009.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended February 28, 2009 increased by $17,386, from $3,697 during the three months ended February 29, 2008 to $21,083 in the comparable period in fiscal 2009. Unallocated corporate expenses for the nine months ended February 28, 2009 increased by $40,844 from $28,746 in the first nine months of fiscal 2008 to $69,590 in the same period in fiscal 2009. Unallocated corporate expenses include amortization of intangible assets with the exception of the amortization of acquired technology which is included in cost of revenue. The increase in unallocated corporate expense for both the three and nine month periods in fiscal 2009 includes merger and integration related costs incurred in connection with the Transactions of approximately $3,500 and $32,700, respectively. Excluding these one-time related costs in fiscal 2009, unallocated corporate expenses would have been approximately $17,583 and $36,890 for the three and nine months ended February 28, 2009, respectively. These increases in both periods in fiscal 2009 are primarily due to corporate costs incurred related to the Transactions and the impairment charge of $14,076 related to the investment in iMedica, partially offset by cost benefits received in fiscal 2009 for cost reduction strategies that were implemented at the end of fiscal 2008.

Amortization of Intangibles

Amortization of intangibles for the three months ended February 28, 2009 increased $2,692, from $180 during the three months ended February 29, 2008 to $2,872 in the comparable period in fiscal 2009. Amortization of intangibles for the nine months ended February 28, 2009 decreased $6,813 or 61.2%, from $11,128 during the nine months ended February 29, 2008 to $4,315 in the comparable period in fiscal 2009. The quarter over quarter increase is attributable to intangible amortization recorded in conjunction with the Transactions during the quarter ended February 28, 2009 which was absent in the comparable period of fiscal 2008. The intangible amortization related to the Transactions may change in the future once the final valuation is completed. The decrease in the nine month period ended February 28, 2009 is primarily due to the Medic customer relationship intangible asset becoming fully amortized during the beginning of fiscal 2009 versus a full period of amortization in the comparable period in fiscal 2008. The decrease was partially offset by the intangible amortization recorded in conjunction with the Transactions for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009.

Interest Expense and Interest Income and Other, Net

Interest expense for the three months ended February 28, 2009 increased $884, from $76 during the three months ended February 29, 2008 to $960 in the comparable period in fiscal 2009. Interest expense for the nine months ended February 28, 2009 increased $1,444, from $206 during the three months ended February 29, 2008 to $1,650 in the comparable period in fiscal 2009. The increase in interest expense for both the three and nine month periods ended February 28, 2009 was primarily due to interest expense related to the 3.5% senior convertible debentures as well as interest on the Credit Facility.

On February 10, 2009 Allscripts entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) which provides for a total unsecured commitment of $125,000, an increase of $50,000 from the First Amendment to Credit Facility, and matures on August 15, 2012. On November 7, 2008, Allscripts launched an offer to purchase for cash all of the $27,868 of Notes then outstanding at a purchase price equal to 100% of the principal amount of the Notes being repurchased ($1,000 per each $1,000 principal amount outstanding) plus any accrued and unpaid interest, pursuant to the terms of the indenture governing the Notes. The offer to purchase the outstanding Notes expired on December 9, 2008, with $8,164 of the $27,868 outstanding Notes being repurchased for cash during the quarter ended February 28, 2009, which resulted in a decrease in interest expense on the 3.5% Notes.

Interest income and other, net, for the three months ended February 28, 2009 increased $72, from $19 during the three months ended February 29, 2008 to $91 in the comparable period in fiscal 2009. Interest income and other, net, for the nine months ended February 28, 2009 increased $324, from $52 during the nine months ended February 29, 2008 to $376 in the comparable period in fiscal 2009. Interest income and other consists primarily of interest earned on Allscripts’ cash and marketable securities balances. The increase in interest income and other for both the three and nine month periods in fiscal 2009 is primarily due to an increase in the cash and marketable securities balance related to the completion of the Transactions on October 10, 2008.

Income Tax Expense

Allscripts recorded an income tax provision of $8,668 and $8,269 for the three and nine months ended February 28, 2009, respectively. Income tax expense of $6,300 and $9,014 was recorded for the three and nine months ended February 29, 2008, respectively. The provision for income taxes reflects Allscripts estimate of the effective tax rate expected to be applicable for the full fiscal year. The effective tax rate was 39.6% and 38.5% for the three months ended February 28, 2009 and February 29, 2008, respectively, and 39.5% and 38.4% for the nine months ended February 28, 2009 and February 29, 2008, respectively. The increase in the effective rate during fiscal 2009 is primarily due to a decrease in the IRC Section 199 deduction as a result of the availability of NOL carryforwards.

Stock Repurchase Program

On February 10, 2009, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”), with Misys plc, Misys Patriot Ltd. (“Misys UK Holdings”), and Misys Patriot US Holdings LLC (“Misys US Holdings” and collectively with Misys plc and Misys UK Holdings “Misys”). Pursuant to the Repurchase Agreement, and during the two-year term of the Company’s open market purchase program, the Company has agreed to purchase from Misys, and Misys has agreed to sell to the Company, the number of shares of the Company’s common stock needed to keep Misys’ ownership percentage in the Company unaffected by the open market repurchases being made by the Company. The repurchase price for any shares acquired by the Company pursuant to the Repurchase Agreement will be the weighted average purchase price paid by the Company for all other shares acquired by the Company in the open market program.

During the nine months ended February 28, 2009, the Company repurchased and cancelled 503 shares of common stock from the open market and committed to purchase approximately 660 shares of common stock from Misys to ensure Misys’ ownership in Allscripts remains consistent at 56.8%. A total of 857 shares were repurchased during the nine months ended February 28, 2009. Since February 28, 2009 through April 9, 2009, the Company has purchased approximately 1,357 of additional shares of its common stock under the open market repurchase program and has purchased or committed to purchase approximately 1,779 shares of common stock under the Repurchase Agreement with an aggregate value of approximately $30,796.

Liquidity and Capital Resources

As of February 28, 2009 and May 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $77,464 and $325, respectively. The increase in our cash balance is reflective of the following:

Operating activities

During the nine months ended February 28, 2009, operating activities provided $7,188 of cash. Cash flow from operating activities reflected income generated from operations of $48,773, after adjusting for non-cash items of $36,112, which included depreciation and amortization, asset impairment charge, stock compensation, provision for bad debt and deferred taxes. Cash flow from operating activities after noncash items, described above, in fiscal 2009 as compared to fiscal 2008 increased by $17,644 due to higher revenues and related cash collections in fiscal 2009 primarily resulting from the contribution of operating cash flows by legacy Allscripts.

Net changes in operating assets and liabilities contributed an adjustment of $41,585 to reconcile net income to cash provided by operating activities. This adjustment comprises the following changes on a year-over-year basis:

•

an increase in accounts receivable of $35,883 primarily relates to increased revenue in fiscal 2009 resulting from the revenue contribution of legacy Allscripts during the period from the closing of the Transactions on October 10, 2008 through February 28, 2009 and an increase in annual maintenance billings. The increase also reflects a temporary delay in cash collections during the quarter ended February 28, 2009 as a result of the transition and integration of our biling and collections processes from our Chicago office to our Raleigh office;

•

an increase in deferred revenue of $19,300 which is primarily due to the increase in billings resulting from the contribution of legacy Allscripts during the period from the closing of the Transactions on October 10, 2008 through February 28, 2009 and due to annual maintenance billed in January 2009;

•	an increase in prepaid expenses and inventory of $6,143 resulting from the timing of payments;

•

an increase in accounts payable, accrued expenses, accrued compensation and other liabilities of $18,859 related to timing of our contractual obligations and payments and related to legacy Allscripts operations for the period from the closing of the Transactions on October 10, 2008 through February 28, 2009.

Investing activities

During the nine months ended February 28, 2009 we used $267,552 of cash from investing activities, compared to cash used of $8,619 in the same period in fiscal 2008. We obtained net cash acquired of $65,728 in conjunction with the Transactions on October 10, 2008. The first nine months of fiscal 2009 also benefited from the sale of Allscripts’ Cary Facility in which we received approximately $6,450 in net proceeds. These cash inflows were offset by payments of $329,494 for the acquisition of Allscripts, capital expenditures of $3,461 and investments in capitalized software of approximately $7,563.

Financing activities

During the nine months ended February 28, 2009 we generated $329,898 in cash from financing activities, compared to $13,919 in the same period in fiscal 2008. This increase in cash is attributable to a change of $353,500 in the parent’s net investment account, which includes the $330,000 received from Misys, cash proceeds from exercise of stock options and the employee stock purchase plan of $1,367, cash payments for debt obligations of approximately $18,197 made during the first nine months of fiscal 2009, which includes $8,164 of our 3.5% Notes being repurchased for cash during the quarter ended February 28, 2009 and $6,772 of common stock purchased under our stock repurchase program.

Allscripts’ working capital increased by $120,556 for the nine months ended February 28, 2009, from ($6,776) at May 31, 2008 to $113,780 at February 28, 2009. This increase is primarily due to an increase in cash and short-term marketable securities of $74,580 and other operating assets and liabilities that were obtained in conjunction with the Transactions on October 10, 2008.

Sale of Prepackaged Medications Business

On March 16, 2009, Allscripts completed the sale of certain assets comprising Allscripts’ Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Under terms of the Meds Agreement, Allscripts will receive a total of $8,000 in cash consideration during its fourth quarter of fiscal 2009. In addition, Allscripts entered into a Marketing Agreement with A-S on March 16, 2009 which provides that Allscripts will earn annual fees for providing various marketing services of $3,600 per year over the five-year term for a total of approximately $18,000. The Marketing Agreement contains a provision that could result in a reduction of annual fees not to exceed $1,200 per year if a material adverse change in law, as defined, results in a significant reduction in Medications Services customer revenues related to the Meds Agreement, as defined.

Future Capital Requirements

On February 10, 2009 Allscripts entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) among the Company, Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc. (“ECIN”) and Misys Healthcare Systems, LLC, as Borrowers, and the other parties from time to time joined as additional Borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger. The Credit Facility amends and restates the First Amendment to Credit Facility entered into by the Borrowers on August 15, 2008. The Credit Facility provides for a total unsecured commitment of $125,000, an increase of $50,000 from the First Amendment to Credit Facility, and matures on August 15, 2012. The Credit Facility may, subject to the terms and conditions set forth therein including the receipt of additional commitments from lenders, be increased up to a maximum amount not to exceed $150,000. The Credit Facility is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans. The Credit Facility will initially bear interest at LIBOR plus 2.00% and thereafter will be based upon the Company’s leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year.

        We believe that our cash, cash equivalents and marketable securities of $77,464 as of February 28, 2009, our future cash flows from operations, proceeds from the sale of our prepackaged medications business and our borrowing capacity under our Credit Facility, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, including any common stock repurchases under our open market program or the Repurchase Agreement, funding interest payments on our debt instruments, repurchases of 3.5% Notes, contractual obligations, including the Shared Services Agreement dated as of March 1, 2009 with Misys, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

As of February 28, 2009, we had $78,000 of available borrowings under our $125,000 Credit Facility. There can be no assurance that we will be able to draw on the full available balance of our $125,000 Credit Facility if the financial institution that has extended credit commitments to us becomes unwilling or unable to fund such borrowings. In the current economic environment, our ability to find a replacement for a non-funding bank is uncertain. There can also be no assurance that our Credit Facility will be renewed or replaced upon its expiration on August 15, 2012. Our ability to renew our Credit Facility or to enter into a new financing arrangement to replace the existing facility could be impaired if the current disruptions in U.S. markets continue or worsen.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

Allscripts has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in Allscripts’ consolidated financial statements but are required to be disclosed.

In connection with the Chicago corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of February 28, 2009, no amounts had been drawn on the letter of credit.

Allscripts has a $100 irrevocable letter of credit with a lending institution as a security deposit that is specified in Allscript’s Chicago O’Hare office lease agreement. The letter of credit contains an automatic renewal provision that requires notice of non-renewal to the beneficiary no later than 60 days prior to the current expiration date. The letter of credit expires on June 30, 2009. Under the Chicago O’Hare office lease agreement, we have the right to reduce the letter of credit over time to $75 on November 1, 2008 and to $50 on November 1, 2009. As of February 28, 2009, no amounts had been drawn on the letter of credit.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $1,715. As of February 28, 2009, a total of $5 had been drawn on the letters of credit.

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

Factors that could cause actual results to differ materially include, but are not limited to:

•	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•	competitive pressures including product offerings, pricing and promotional activities;

•	our ability to establish and maintain strategic relationships;

•	undetected errors or similar problems in our software products;

•	the implementation and speed of acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

As of February 28, 2009, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Our Senior Convertible Debentures bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. Allscripts is also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the $47,000 loan outstanding under our Credit Facility. Based upon our balance of $47,000 of debt against our Credit Facility as of February 28, 2009, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $470.

As of February 28, 2009, we had cash, cash equivalents and marketable securities in financial instruments of $77,464. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of February 28, 2009, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $775.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of February 28, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Changes in Internal Control

The following changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended and nine months ended February 28, 2009, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management considers the Transactions material to the Company’s results of operations, cash flows and financial position from the date of the acquisition through February 28, 2009, and believes that the internal control over financial reporting of MHS has a material effect on the Company’s internal control over financial reporting. Allscripts is in the process of combining MHS and its systems with Allscripts’ existing systems and evaluating the MHS systems. The combining of processes, including accounting processes, and systems to legacy Allscripts’ systems is expected to result in material changes to internal controls of legacy MHS and therefore, materially affect various systems and processes. Accordingly, there have been changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Prior to October 10, 2008, MHS was an operating unit of Misys Holdings, Inc., a wholly owned subsidiary of Misys plc. As an operating unit of a wholly owned subsidiary within the Misys plc group, MHS had not historically prepared financial statements for separate stand-alone purposes. Internal controls were determined to be adequate to comply with Misys plc’s internal reporting requirements under International Financial Reporting Standards.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On September 15, 2008, Allscripts received notice that LaSalle Bank N.A., solely in its capacity as indenture trustee (“LaSalle”), filed a complaint in the Supreme Court of the State of New York, County of New York, on behalf of the holders of Allscripts’ 3.50% Convertible Senior Debentures Due 2024 seeking payment of the “Additional Shares” (as defined in the Indenture dated as of July 6, 2004 between LaSalle and Allscripts) in connection with the Transactions. On October 29, 2008, Allscripts filed a motion to dismiss the complaint. On March 30, 2009, the court granted Allscripts’ motion to dismiss in part and denied the motion in part. Allscripts believes that the complaint is without merit and will vigorously contest the claims set forth in the complaint.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(Share and dollar amounts in thousands)

The following information relates to the repurchase of equity securities by Allscripts or any affiliated purchaser during any month within the third quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/1/08 - 12/31/08	—	$—	—	$—
1/1/09 - 1/31/09	—	—	—	—
2/1/09 - 2/28/09	857	9.21	857	142,106

Total	857	$9.21	857	$142,106

On February 10, 2009, the Company issued a press release announcing that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $150,000 of its common stock over the next two years. Repurchases may be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases will also be made from Misys pursuant to the Stock Repurchase Agreement, dated as of February 10, 2009 (the “Misys Repurchase Agreement”), by and among Misys plc, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts. The aggregate amount of shares purchased pursuant to the repurchase plan, whether pursuant to any 10b5-1 plan, Rule 10b-18 or the Misys Repurchase Agreement, will not exceed the lesser of $150,000 (including commissions) or 15,000 shares. Through February 28, 2009, the Company has repurchased 857 shares of common stock at an average price (excluding commissions) of $9.21 per share for an aggregate purchase price of $7,894, and the remaining authorized amount for stock repurchase under the program is approximately $142,106, which program will terminate on February 10, 2011. There is no guarantee as to the exact number of shares or value thereof that will be repurchased under the stock repurchase program, and the Company may discontinue purchases at any time.

Item 5. Other Information

Allscripts has established the AllscriptsMisys Incentive Plan 2008/2009 for the 2009 fiscal year (the “Annual Bonus Plan”). The Annual Bonus Plan is designed to motivate and reward performance that drives the achievement of the new vision and strategy for Allscripts following consummation of the Transactions. The Annual Bonus Plan is comprised of two principal elements: (i) the payment budget/funding target, which is Company operating profit, must be achieved before any payments can be made and (ii) a series of performance metrics linked to the Allscripts strategic plan which will determine how any available bonus will be calculated and paid once the minimum funding target has been met. Individual performance metrics will also be taken into account. The target bonus amounts for each of the Company’s named executive officers is 75% of base salary. The summary disclosure above is being furnished to provide information regarding certain of the terms of the Annual Bonus Plan. A copy of the Annual Bonus Plan is attached to, and is incorporated by reference into, this Form 10-Q as Exhibit 10.1. The foregoing description of the Annual Bonus Plan is qualified in its entirety by reference to the full text of the Annual Bonus Plan.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2009.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: April 9, 2009

INDEX TO EXHIBITS

Exhibit 10.1	AllscriptsMisys Incentive Plan 2008/2009 (filed herewith)

Exhibit 10.2	Misys Omnibus Share Plan dated as of September 30, 2008 (filed herewith)

Exhibit 10.3	Amended and Restated Credit Agreement, dated February 10, 2009, by and among Allscripts Healthcare Solutions, Inc., Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc., Misys Healthcare Systems, LLC each as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities, Inc., as lead arranger and Fifth Third Bank, as syndication agent and co-lead arranger (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2009)

Exhibit 10.4	Stock Repurchase Agreement, dated as of February 10, 2009, by and among Misys plc, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts-Misys Healthcare Solutions, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2009)

Exhibit 10.5	Shared Services Agreement dated as of March 1, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2009)

Exhibit 31.1	Rule 13a - 14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a - 14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)