Form 10-K
period 2009-05-31
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2009-07-30
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

(866) 358-6869

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on November 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by Nasdaq National Market, was approximately $479,442,000.

The number of outstanding shares of the registrant’s Common Stock as of July 17, 2009 was 142,344,140.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2009 annual stockholders’ meeting are incorporated by reference into Part III.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2009 ANNUAL REPORT ON FORM 10-K

Allscripts-Misys Healthcare Solutions, Inc. was incorporated in the state of Delaware. In this report, “we,” “us,” “our” and “Allscripts” refer to Allscripts-Misys Healthcare Solutions, Inc. and its wholly owned subsidiaries as of May 31, 2009, unless the context indicates otherwise. Our trademarks or service marks include Allscripts with logo®, EmSTAT™, Physician Relationship Management Platform™, HealthMatics®, Impact.MD®, TouchChart™, TouchWorks®, NEPSISM, Canopy®, MyWay™, and eRx NOW™. Other trademarks, service marks and trade names referred to in this report, or documents incorporated or incorporated by reference herein or therein, are the property of their respective owners.

Safe Harbor for Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, including those discussed under the caption “Risk Factors.” We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs. intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “seek,” “plan,” “estimate,” “will,” “may,” “should” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans or intentions. As a result, actual results may vary materially from those anticipated by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the volume and timing of systems sales and installations; length of sales cycles and the installation process; the possibility that products will not achieve or sustain market acceptance; the timing, cost and success or failure of new product and service introductions, development and product upgrade releases; competitive pressures including product offerings, pricing and promotional activities; our ability to establish and maintain strategic relationships; undetected errors or similar problems in our software products; compliance with existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry; possible regulation of the Company’s software by the U.S. Food and Drug Administration; the possibility of product-related liabilities; our ability to attract and retain qualified personnel; our ability to identify and complete acquisitions, manage our growth and integrate acquisitions; the ability to recognize the benefits of the merger with Misys Healthcare Systems, LLC (“MHS”); the integration of MHS with the Company and the possible disruption of current plans and operations as a result thereof; the implementation and speed of acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009; maintaining our intellectual property rights and litigation involving intellectual property rights; risks related to third-party suppliers; our ability to obtain, use or successfully integrate third-party licensed technology; breach of our security by third parties; and the risk factors detailed from time to time in our reports filed with the Securities and Exchange Commission

Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. You should not rely upon these statements as facts.

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

PART I

Item 1. Business

Allscripts (the trade name of Allscripts-Misys Healthcare Solutions, Inc.) is a leading provider of clinical software, services, information and connectivity solutions that empower physicians and other healthcare providers to deliver best-in-class patient safety, clinical outcomes and financial results. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various clinical software applications, including Electronic Health Records (EHR), practice management, revenue cycled management, clearinghouse services, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and discharge management solutions, document imaging solutions, and a variety of solutions for home care and other post-acute facilities.

On October 10, 2008, we completed the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts, Misys Healthcare Systems (“MHS”) and Patriot Merger Company, LLC (“Patriot”) which consisted of (i) the cash payment by an affiliate of Misys of approximately $330,000,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Misys obtained a controlling interest in Allscripts. In connection with the closing of the Transactions, Allscripts issued an aggregate of approximately 82,886,000 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock.

The Transactions constitute a reverse acquisition for accounting purposes. Results of operations for the year ended May 31, 2009 include the results of operations of legacy MHS for the full year ended May 31, 2009 and the results of operations of legacy Allscripts from the completion of the Transactions on October 10, 2008 through May 31, 2009. As such, the pre-acquisition combined financial statements of MHS are treated as our historical financial statements. Results of operations for the years ended May 31, 2008 and 2007 are the results of operations of MHS only.

We have reported our financial results utilizing three business segments: clinical solutions, health solutions and prepackaged medications. However, on March 16, 2009, we disposed of our prepackaged medications business and, as a result, will, in respect of future periods, report financial results in our two remaining segments, clinical solutions and health solutions.

Our clinical solutions segment includes both our Enterprise business for large physician practices and Integrated Delivery Networks, and our Professional business for smaller or independent physician practices, providing such practices with clinical and practice management software solutions and related services. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Our practice management solutions combine scheduling and revenue cycle management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. Our electronic prescribing solutions include a Web-based stand-alone solution offered free-of-charge to any licensed prescriber, and solutions that are integrated into each of our EHRs. And our Web-based suite of revenue cycle management and clearinghouse services solutions—available on a stand-alone basis or integrated into our practice management solutions—address every step in the reimbursement cycle for healthcare organizations, clearinghouses and payers.

Our health system solutions segment provides offerings for hospitals that are seeking Emergency Department Information System (EDIS) and care management solutions, as well as post-acute facilities such as home health providers, hospices and skilled nursing facilities. Allscripts ED (formerly HealthMatics ED) is an EDIS that electronically streamlines processes for large hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT, a legacy EDIS product, offers similar functionality for streamlining the Emergency Department care process in small hospitals. Allscripts Care Management (formerly Canopy and ECIN) is a Web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits. Allscripts Post Acute solutions include: Referral Management, Referral Management Plus, Allscripts Mobile and Core System Integration. These solutions streamline the transition of care process between hospitals and post-acute care facilities. Our solution for home health providers is an integrated system that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office.

Our Competitive Strengths

We believe that the following competitive strengths are the keys to our success:

First-Class Technologies That Enable Industry-Leading Solutions

We have been an innovator in the development and adoption of clinical and health solutions. We believe our clinical and health solutions provide the following advantages:

•

Accessibility. Physicians can instantly access our Web-based clinical solutions from a variety of locations, including the exam room, hospital, office or remote locations. With our EHR solutions, physicians can easily perform such important tasks as dictation and charge capture in an offline mode and immediately transfer those files once reconnected to the network. Our solutions run on PDAs, tablet PCs, desktop workstations and other wireless devices, as well as over the Internet in a hosted environment. In April 2009 we announced the availability of Allscripts Remote, a solution that makes information from our Electronic Health Records available on the Apple iPhone® (and soon on the BlackBerry® platform as well).

•

Connectivity. Our clinical and health solutions connect physicians and other clinicians to the valuable, objective information they need prior to, during and after the care process, enabling physicians to provide higher quality care and do so more cost effectively. We also provide efficiency to other participants in the care continuum by linking them to the physician. And by delivering a full spectrum of connected solutions that enable information sharing across virtually every care setting, Allscripts develops interconnected healthcare organizations and communities that deliver better outcomes for patients and better results for our clients.

•

Paperless Innovation. Our document imaging and scanning solutions allow even the largest organizations to manage information and documentation in a paperless environment and provide optical character recognition technology to rapidly retrieve information within the EHR.

•

Software as a Service (SaaS). By making a wide variety of our clinical and health solutions available as a Software as a Service—over the Internet in an on-demand basis using a Web browser—we believe that we have significantly increased the ease of adoption of our solutions. This is especially true in the case of our Allscripts MyWay EHR for physicians in independent practice and small groups who make up nearly half the U.S. physician population yet lack the IT resources and know-how to manage an on-premise software application.

•	Interoperability. Our products are designed to operate with existing installed systems, in both ambulatory and acute settings.

•

The Solutions that “Pay You Back.” Allscripts focuses on making it easier for our clients to access new opportunities for financial gain through such services as automated participation in pay-for-performance programs, automatic notification of the availability of clinical trials for particular patients and de-identified patient populations, and access to financial incentives for e-prescribing. By enabling significant return on investment, our solutions allow providers to focus less on running their businesses and more on providing quality patient care.

•

Award-Winning and Certified Solutions. Our clinical and health software solutions have garnered numerous industry accolades and honors. In 2007 and 2008, the prestigious KLAS Top 20: Year-End Report, a closely watched industry measure of product and service performance, ranked Allscripts Enterprise Electronic Health Record (EHR) first among EHR applications for practices with between 26 and 100 physicians. Allscripts ED and Professional EHR also ranked highly, placing Allscripts in the top three in the major segments in which it competes. Additionally, our Enterprise, Professional and MyWay EHRs are all certified by the Certification Commission for Healthcare Information Technology (“CCHIT”)—making us the first company to have three CCHIT-certified EHRs—and our e-prescribing solutions have attained SureScripts advanced certification for pharmacy interoperability.

A Comprehensive Portfolio

For physicians not yet ready for an EHR our portfolio includes stand-alone, Web-based electronic prescribing (free of charge), document management, and revenue cycle management. For physicians who already utilize an EHR and practice management system who are ready to “Connect to Health,” our portfolio includes connections to other physicians, to our Emergency Department and Care Management solutions and to post-acute providers and third-party hospital inpatient information systems. We also offer add-ons to the EHR that enable physicians to more easily enroll patients in clinical trials, automate the process of reporting quality outcomes to government and private “pay for performance” programs, and connect to communities of healthcare organizations such as regional Health Information Exchanges.

Significant Installed Base

Approximately 160,000 physicians, 800 hospitals and nearly 8,000 post-acute facilities nationwide utilize Allscripts’ solutions to automate and connect their clinical and business operations. Our significant installed base, including some of the country’s most prestigious medical groups and hospitals, serves as a reference source for prospective clients who are interested in purchasing our solutions.

Large Base of Physician Practice Clients Without an EHR

With the combination Allscripts and Misys Healthcare, the combined Company acquired approximately 110,000 physician users of legacy Misys practice management solutions, approximately 90,000 of whom have yet to make an EHR buying decision. We believe these physician practices are most likely to turn to Allscripts, the company that already manages their financial back office operations, when they go looking for an EHR solution.

Breadth of Product and Service Offering

Allscripts offers an Electronic Health Record for every segment of the physician market, from solo physician practices to the largest academic medical groups and IDNs. Besides the EHR, our suite of clinical and health software solutions includes e-prescribing, practice management, revenue cycle management for physician groups; emergency department information systems, care management and discharge management solutions for hospitals; and a variety of solutions to help home care and post-acute facilities such as skilled nursing hospitals.

Sales and Marketing

We have experienced sales executives with extensive industry expertise. We primarily sell directly to our customers through our sales force. As of June 30, 2009, we employed more than 363 full-time sales and marketing employees. In addition to our direct sales force we also have established reseller relationships and strategic partners, such as Henry Schein, Inc. and Medfusion, which also sell our products.

Products and Services

We provide the following clinical and health software solutions:

•

Enterprise Electronic Health Record (EHR) is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Allscripts Enterprise (formerly TouchWorks™ EHR) is the clinical software solution of choice for multi-specialty and specialty practices as well as academic medical centers and hospital sponsored initiatives. Uniquely designed for the specific needs of physicians in today’s increasingly interconnected healthcare environment, Allscripts Enterprise fully empowers and connects organization clinically, operationally, and financially.

•

Enterprise PM is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. This system also provides multiple resource scheduling, instant reporting and referral tracking. Our electronic data interchange solution facilitates statement management processing, claims management processing, electronic remittances and appointment reminders.

•

Professional EHR is targeted at small to mid-sized physician practice groups. Like our Enterprise EHR, this solution automates the most common physician activities, such as prescribing, clinical reporting, ordering lab tests and viewing results, and capturing charges. We also offer a disaster recovery solution that safeguards data and provides remote application access in the event of a failure at the primary system site.

•

Professional PM is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. This system, which provides the engine for Enterprise Practice Management, also provides multiple resource scheduling, instant reporting and referral tracking. Our electronic data interchange solution facilitates statement management processing, claims management processing, electronic remittances and appointment reminders.

•

Allscripts MyWay is an integrated solution utilizing one unified database covering practice management, EMR, and claims management. The MyWay solution is designed for smaller-sized physician practices and allows physicians to choose from a hosted service to minimize the cost and effort of using advanced technology or from an on-premise solution version which allows for the leverage of existing IT infrastructure and in-house capabilities.

•

Allscripts Document Management (formerly Impact.MD) is a proven medical document management solution used by more than 18,000 healthcare professionals throughout the U.S. This award-winning program instantly improves chart access and practice workflow by electronically scanning and filing your current documents and making them accessible to your entire staff regardless of their location. Allscripts Document Management offers physician practices a “Bridge” for their technology adoption.

•

Allscripts ePrescribe is an easy-to-use, web-based e-prescribing solution that is safe, secure, requires no downloading and no new hardware. The software is being offered free of charge to every prescriber in America in furtherance of the National ePrescribing Patient Safety Initiative, a collaborative initiative introduced and led by us to enhance patient safety and reduce preventable medication errors. Allscripts ePrescribe can be a starting point for medical groups to seamlessly transition over time to a complete EHR.

•

Allscripts ED is an emergency department information system designed to manage patient flow through the emergency department by tracking patient location, activity and outstanding orders and procedures. These solutions guide emergency clinicians in entering consistent, complete and efficient documentation on patients and provide shareable, real-time, mobile access to patient information from registration to discharge.

•

Allscripts Care Management is a web-based software solution that streamlines the patient care management process. Canopy automates utilization, case, discharge and quality management processes relating to patient hospital visits. These systems are based on an ASP model designed to provide ease of use and minimal IT staff involvement at the hospital.

•

Payerpath is one of the top claims management services in the United States with more than 250 million claims processed annually and 500 million revenue cycle management transactions overall. Used by approximately 110,000 physicians, Payerpath provides the credibility, experience and results demanded by both payers and providers. Payerpath can help organizations succeed in the business of healthcare through improved medical claim and claim management processes that lead to cleaner claims and faster payments.

•

Allscripts Homecare (formerly Misys Homecare™) is an industry leading home care system designed to improve clinical quality of care, financial performance, and operational control for large, integrated home care organizations and small home care companies. Business, clinical, and scheduling functionality for multiple lines of business—home health, hospice, and private duty are combined seamlessly in one integrated home care software system.

•

Post Acute Solutions from Allscripts streamline the transition of care process between hospitals and post-acute care facilities. We currently have approximately 7,000 acute and post-acute care customers nationwide that will exchange over four million electronic hospital referrals. Allscripts Post Acute Solutions include: Referral Management, Referral Management Plus, Allscripts Mobile and Core System Integration.

•

Allscripts Care Management is a fully-integrated web-based solution that simplifies and consolidates utilization management, discharge planning, documentation integrity, audit management and quality management. Providing a single worklist for all care management processes, the Allscripts system transforms the administrative process for hospitals and post-acute care facilities, improving efficiency, streamlining and improving the quality of patient care, and generating cost savings and higher revenues. The suite of software that makes up Allscripts Care Management includes: Allscripts Utilization Management, Allscripts Discharge Planning, Allscripts Documentation Integrity, Allscripts Audit and Allscripts Quality Management.

Research and Development

As of June 30, 2009, we had 358 full time employees in research and development. In addition, through our shared services agreement with Misys and on a third-party consulting basis we engage the services of approximately 200 additional dedicated development professionals in India. The primary purposes of our research and development groups are to develop new features and enhancements to our respective solutions, ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community.

For the years ended May 31, 2009, 2008, and 2007, we spent approximately 10%, 10%, and 11%, respectively, of our software and services revenue on related research and product development. Our clinical and health solutions segments capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release. Non-capitalizable research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Our research and development spending consists of costs directly recorded to expense and also includes capitalized software development costs.

Industry and Competition

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical, and marketing resources than us. We compete on the basis of several factors, including: breadth and depth of services; reputation; reliability, accuracy and security; client service; price; and industry expertise and experience.

There are numerous companies that offer EHR and practice management products and the marketplace remains fragmented. We face competition from several types of organizations, including providers of practice management solutions, electronic prescribing solutions, ambulatory EHR solutions, hospital EDIS and care management solutions, and post-acute discharge management solutions.

Our principal existing competitors in the physician healthcare information systems and services market include Athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Eclipsys Corp, Epic Systems Corporation, GE, Emdeon Business Services LLC, Aprima Medical Software (formerly iMedica Corporation), McKesson Corporation, Quality Systems,Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include Eclipsys Corp, eDischarge, Maxsys Ltd., MedHost, Meditech, Midas+, Picis, ProviderLink and WellSoft.

Recent Industry Developments

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which provides financial incentives to physicians who adopt and use Electronic Health Record technology to improve both the quality and cost-effectiveness of patient care. Studies demonstrate that effective use of Electronic Health Records reduces medical errors, improves clinical quality and leads to better patient outcomes by enabling real-time access to patient records, medical information and best practices, and electronic connectivity to all healthcare stakeholders, including patients.

In addition to its other components focused on economic stimulus, the law provides approximately $19 billion in health information technology funding. The total includes $2 billion in discretionary funds and $17 billion for investments and incentives through Medicare and Medicaid to ensure widespread adoption and use of interoperable healthcare IT systems such as the Electronic Health Record. Physicians who have not adopted certified Electronic Health Record systems by 2014 will have their Medicare reimbursements reduced by up to 3 percent beginning in 2015.

With the stimulus, the Centers for Medicare and Medicaid Services (CMS) will pay physicians between $44,000 and $64,000 over five years, beginning in 2011, for deploying and using a certified Electronic Health Record to care for patients. The stimulus package is expected to ignite significant job growth in the information technology sector and, according to a Congressional Budget Office review of the legislation’s impact, drive up to 90 percent of US physicians to adopt Electronic Health Records in the next decade.

Strategic Alliances

Our key strategic relationships include the following:

•

Henry Schein, Inc. Allscripts has a strategic partnership with Henry Schein, the largest distributor of healthcare products and services to office-based practitioners, to market, among other products, the Allscripts Professional™ Electronic Health Record (EHR). Under the exclusive agreement, Henry Schein’s national medical sales force of more than approximately 625 field and telesales representatives will market the Allscripts Professional Electronic Health Record to physicians nationwide, including Henry Schein’s customer base of more than 100,000 physician practices. Henry Schein also will work with its medical device and productivity partners to drive full integration of their solutions into the Allscripts EHR.

•	Medfusion. Allscripts has a strategic partnership with Medfusion, Inc., a provider of patient-physician communication solutions. Allscripts and Medfusion collaborate in providing interactive e-health solutions to physicians and their patients, with a focus on secure patient portals and personal health records, connecting patients to selected information about their physician’s practice, including information from Allscripts’ electronic health record, e-prescribing and practice management solutions.

•

Wolters Kluwer Health. Wolters Kluwer is a leading provider of information for professionals and students in medicine and nursing. Under a strategic agreement with Allscripts, Wolters Kluwer develops customizable documentation templates, order sets, care plans and best practices in Allscripts Enterprise Electronic Health Record and other Allscripts applications. These templates include the latest scientific and clinical information about drug therapies, and evidence-based treatment guidelines to support clinical decisions.

Employees

As of June 30, 2009, we employed 2,369 persons on a full-time basis, including 820 in customer service and support, 363 in sales and marketing, 358 in product development, 493 in product deployment, and 335 in general and administrative. In addition, through our shared services agreement with Misys and on a third-party consulting basis we engage the services of approximately 200 dedicated development professionals in India. None of our employees is covered by a collective bargaining agreement or is represented by a labor union.

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

If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants or if we fail to position our services as a preferred method for information management and healthcare delivery, our business, financial condition and results of operations will be adversely affected.

We may not see the benefits of government programs initiated to counter the effects of the current economic situation.

While government programs initiated to counter the effects of the current economic situation include expenditures to stimulate business and improve efficiency within the health care sector, we cannot assure you that we will receive any of those funds. For example, the recent passage of the ARRA of 2009 and Health Information Technology for Economic and Clinical Health Act, or HITECH Act, authorizes approximately $19 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for reimbursement for implementing and using our services, there can be no certainty that any of the planned reimbursements, if made, will be made in regard to our services. We also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select our products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic record system, could have an adverse effect on our business, financial condition and results of operations.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

Our clinical solutions business unit’s principal competitors include Athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Eclipsys Corp. Epic Systems Corporation, Emdeon Business Services LLC, GE, Aprima Medical Software (formerly iMedica Corporation), McKesson Corporation, Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

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

The successful integration of acquired businesses, including Misys Healthcare, is critical to our success. Such acquisitions, including the Misys Healthcare acquisitions, involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management’s attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of the acquired company’s key employees and our inability to maintain the goodwill of the acquired businesses. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

Given that as a result of the Misys Healthcare transaction we have significantly more sales, assets and employees than prior to completion thereof, the Misys Healthcare integration process is significantly larger in scope and, as a result, presents greater risks. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of Allscripts and Misys Healthcare. There is a significant degree of difficulty and management involvement inherent in that process. In addition to the difficulties noted above, these include:

•	integrating the operations of Misys Healthcare while carrying on the ongoing operations of each business;

•	managing a significantly larger company;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process;

•	coordinating businesses located in different geographic regions;

•	integrating two unique business cultures, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	changing our fiscal year to end May 31, in coordination with the current Misys Healthcare fiscal year, as well as changes in our auditors;

•	preserving customer, supplier, research and development, distribution, marketing, promotion and other important relationships; and

•	commercializing products under development and increasing revenues from existing marketed products.

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

The anticipated benefits from the Misys Healthcare transaction may not be realized.

The Misys Healthcare transaction was completed with the expectation that it would result in various benefits, including, among other things, revenue synergies, cost savings and operating efficiencies. Although we expect to achieve these anticipated benefits, no assurance can be given that they will actually be achieved and achieving such benefits is subject to a number of uncertainties. Additionally, the elimination of duplicative costs may not be possible or may take longer than anticipated and the benefits from the transaction may be offset by costs incurred or delays in integrating Misys Healthcare. If we fail to realize the anticipated benefits from the acquisition, our results of operations may be adversely affected.

It is difficult to predict the sales cycle and implementation schedule for our software solutions.

The duration of the sales cycle and implementation schedule for our software solutions depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, which is difficult to predict. Our sales and marketing efforts with respect to hospitals and large healthcare organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could harm our business, financial condition and results of operations. If customers take longer than we expect to implement our solutions, our recognition of related revenue would be delayed, which would adversely affect our business, financial condition and results of operations.

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

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Glen E. Tullman, our Chief Executive Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves our employment, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel. We do not maintain keyman insurance for any of our key employees.

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

Our business plan is predicated on our proprietary systems and technology products. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally do not have any patents on our technology. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of our technology. Misappropriation of our intellectual property would have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs and the diversion of management’s time and attention as a result.

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

We depend on independent content and service providers for many of the benefits we provide through our software applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews and the routing of transaction data to third-party payers. If our services are interrupted as a result of any problems with our providers, our reputation in the marketplace could be damaged, which would have an adverse effect on our business, financial condition and results of operations. We may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

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

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of managed care organizations, and government action affecting reimbursement under Medicare, Medicaid and other government health programs. Our customers and the other entities with which we have a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls and create other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations would be adversely affected. In addition, because cash from sales funds some of our working capital requirements, reduced profitability could require us to raise additional capital sooner than we would otherwise need.

If we incur costs exceeding our insurance coverage in lawsuits pending against us or that are brought against us in the future, it could adversely affect our business, financial condition and results of operations.

We are a defendant in lawsuits arising in the ordinary course of business. In the event we are found liable in any lawsuits filed against us, and if our insurance coverage were not available or inadequate to satisfy these liabilities, it could have an adverse effect on our business, financial condition and results of operations.

Our failure to license and integrate third-party technologies could harm our business.

We depend upon licenses for some of the technology used in our solutions from third-party vendors, including Microsoft and Aprima Medical Software, and intend to continue licensing technologies from third parties. These technologies might not continue to be available to us on commercially reasonable terms or at all.

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

Our business model depends on the success of our efforts to sell additional products and services to our existing customers, including the sale of our EHR products to legacy MHS’ practice management customer base. Additionally, certain of our clinical solutions business unit customers initially purchase one or a limited number of our modules. These customers might choose not to expand their use of or purchase additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease.

Restrictions on our ability to issue equity awards to employees may make it more difficult for us to retain or attract key employees.

Pursuant to the relationship agreement between us and Misys (the “Relationship Agreement”), we are subject to restrictions and conditions on the issuance of equity awards to our employees. As a result, it may be more difficult for us to retain key employees or attract new employees. Our results of operations and financial condition may be adversely affected as a result thereof.

Potential subsidy of services similar to ours may reduce client demand.

Recently, entities such as the Massachusetts Healthcare Consortium have offered to subsidize adoption by physicians of electronic health record technology. In addition, federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations, and the current administration has passed legislation, called the HITECH Act, that will provide federal support for EMR initiatives. To the extent that we do not qualify or participate in such subsidy programs, demand for our services may be reduced, which may decrease our revenues.

We rely on Misys for the provision of certain corporate services.

Pursuant to our Shared Services Agreement with Misys, Misys provides us with services including: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Prior to the closing of the Transaction, we did not rely on a third party for such services. If Misys fails to provide these services as required under the Shared Services Agreement or if the Shared Services Agreement were terminated for any reason, we might incur significant costs to obtain replacement services and the provision of products and services to our clients may be interrupted. As a result, our results of operations and financial condition may be adversely affected as a result thereof.

Risks Related to Our Industry

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could shut down our operations or otherwise adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability on a theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians are unique, and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

•

Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the HITECH Act and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and the “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for electronic healthcare information. The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health care providers, health care payers, and health care clearinghouses.” We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a “group health plan” for the benefit of our employees. Such a plan, even if not a separate legal entity from us as its sponsor, is included in the HIPAA definition of Covered Entities. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA. For our operating functions, we believe that we are a hybrid entity, with both covered and non-covered functions under HIPAA. The Payerpath portion of our business qualifies as a health care clearinghouse when it files electronic health care claims on behalf of covered providers and we have instituted policies and procedures to comply with HIPAA in that role. With respect to our other business functions, we do not believe we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be adverse to our business, financial condition and results of operations. In addition, certain provisions of the Privacy and Security Standards apply to third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” In addition, Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements and HIPAA if we do not comply with our Business Associate obligations and applicable provisions of the Privacy Standards, the Security Standards and HITECH Act. The penalties for a violation of HIPAA are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier (NPI) for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which was May 23, 2007, for all but small health plans, and May 23, 2008 for small health plans. We have policies and procedures that we believe comply with all federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by or for our customers in compliance with the Transaction Standards and Security Standards and are capable of being used by or for our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the full future impact of HIPAA on our business and operations. In the event that the HIPAA standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

•

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist, however, on the use of

e-prescribing for controlled substances and certain other drugs. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Other rules governing e-prescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA. This new incentive is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and known as the Physician Quality Reporting Initiative (PQRI). Eligible professionals do not need to participate in PQRI to participate in the E-Prescribing Incentive Program. For the 2009 e-prescribing reporting year, to be a successful e-prescriber and to receive an incentive payment, an individual eligible professional must report one e- prescribing measure in at least 50% of the cases in which the measure is reportable by the eligible professional during 2009. There is no sign-up or pre- registration to participate in the E-Prescribing Incentive Program. However, there are certain limitations for participation. First, eligible professionals must have and use a qualified e-prescribing system. Second, at least 10% of eligible professionals’ Medicare Part B covered services must be made up of codes that appear in the denominator of the e-prescribing measure. Furthermore, beginning January 1, 2009, eligible professionals can participate by reporting on their adoption and use of an e-prescribing system by submitting claims information on one e-prescribing measure on their Medicare Part B claims. To the extent that these new initiatives and regulations foster the accelerated adoption of e-prescribing, our business could benefit. But, as we note below, there is no assurance that these government-sponsored efforts will succeed in spurring greater adoption of e-prescribing. Moreover, regulations in this area impose certain requirements which can be burdensome and they are evolving and subject to change at any moment, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EHR technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

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

•

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. The U.S. Food and Drug Administration (FDA) has issued a draft policy for the regulation of computer software products as medical devices. The draft policy is not binding on the industry or the FDA. To the extent that computer software is a medical device under the Federal Food, Drug and Cosmetic Act, we, as a manufacturer of such products, could be required, depending on the product, to register and list our products with the FDA; notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls, including those relating to good manufacturing practices and adverse experience reporting. We expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft policy is ever revised or finalized. The FDA can impose extensive requirements governing pre- and post-market conditions like approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse affect on our business.

•

Red Flag Rules. Starting November 1, 2009, medical practices that act as “creditors” to their patients need to comply with new Federal Trade Commission rules promulgated under the Fair and Accurate Credit Transactions Act of 2003 that are aimed at reducing the risk of identity theft. These rules require creditors to adopt policies and procedures that identify patterns, practices, or activities that indicate possible identity theft (called “red flags”); detect those red flags; and respond appropriately to those red flags to prevent or mitigate any theft. The rules also require creditors to update their policies and procedures on a regular basis. Because most practices treat their patients without receiving full payment at the time of service, our clients are generally considered “creditors” for purposes of these rules and are required to comply with them. Although we are not directly subject to these rules—since we do not extend credit to customers—we do handle patient data that, if improperly disclosed, could be used in identity theft.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or directly. To the extent that our customers, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHR’s, providing customers with incentives to adopt EHR solutions or developing a low-cost government sponsored EHR solution, such as VistA-Office EHR. Additionally, new safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape, as such new safe harbors and exceptions allow hospitals and certain other donors to donate certain items and services used in electronic prescription systems and electronic health records systems. These new safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute EHR solutions, whose hospital customers may seek to donate their existing acute EHR solutions to physicians for use in ambulatory settings.

If the electronic healthcare information market fails to develop as quickly as expected, our business, financial condition and results of operations will be adversely affected.

The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market, especially in response to recent government subsidies. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be adversely affected.

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

Risks Related to Our Common Stock

Misys has the voting power to block our future business combinations.

Under our amended and restated charter and by-laws, approval of actions by stockholders requires a majority of the shares of common stock present in person and entitled to vote on the matter except as otherwise required by Delaware law. Because of the size of Misys’ interest in us, Misys has the ability to control or significantly influence the outcome of all matters submitted to a stockholder vote, subject to the voting agreements contained in the Relationship Agreement. The interests of Misys may differ from those of other holders of our common stock in material respects. For example, Misys may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other holders of our common stock, or vice versa. Additionally, Misys may determine that the disposition of some or all of its interests in us would be beneficial to Misys at a time when such disposition could be detrimental to the other holders of our common stock. In addition, it will likely be impracticable (as long as Misys retains a majority ownership stake) for a third party to acquire us through a merger or similar business combination without Misys’ approval.

Misys has the right to appoint a majority of our directors.

Pursuant to the Relationship Agreement, Misys has the right to nominate six of our ten directors, as well as the Chairman of the Board. Misys’ rights to nominate a specific number of directors set forth in the Relationship Agreement will continue so long as it owns specified percentages of our common stock. As a result, Misys nominated directors will control or significantly influence matters submitted to a vote of our directors and have the ability to remove and replace our executive officers.

Future sales of our common stock in the public market could adversely affect the trading price of our common stock that we may issue and our ability to raise funds in new securities offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of July 17, 2009, we had approximately:

•	142,344,140 shares of common stock outstanding;

•	4,238,013 shares of common stock reserved and available for issuance pursuant to outstanding stock options (at a weighted average exercise price of $5.20 per share);

•	3,136,446 shares of common stock reserved and available for issuance to settle outstanding restricted stock units; and

•	2,450,746 shares of common stock reserved for issuance upon conversion of our outstanding 3.50% convertible senior debentures.

In connection with our acquisition strategy, we may issue shares of our common stock as consideration in other acquisition transactions. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

We have called for redemption as of August 5, 2009 our outstanding 3.50% convertible senior debentures. It is anticipated that holders of our outstanding 3.50% convertible senior debentures will exercise their right to convert the debentures into shares of our common stock rather than be redeemed. The conversion of these debentures into common stock would result in the issuance of approximately 2,450,746 shares of our common stock and, thereby dilute our existing stockholders.

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

Our goodwill, which increased as a result of the Misys Healthcare transaction, could become impaired and adversely affect our net worth and the market value of our common stock.

Under the purchase method of accounting, our assets and liabilities were recorded, as of completion of the Misys Healthcare transactions, at their respective fair values and added to those of Misys Healthcare, which are carried at their book values. The purchase price for the Misys Healthcare transaction was allocated to legacy Allscripts’ tangible assets and liabilities and identifiable intangible assets, based on their fair values as of the date of completion of the Merger. The excess of $336,025,000 of such price over those fair values has been recorded as goodwill. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on our operating results.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.

Commencing in the fiscal year ending May 31, 2010, Allscripts must include legacy Misys Healthcare in its system and process evaluation and testing of internal control over financial reporting to allow management and our independent registered certified public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The Securities and Exchange Commission granted us relief from including legacy Misys Healthcare in such evaluation and testing for our fiscal year ended May 31, 2009. Prior to the completion of the Transactions, Misys Healthcare had not performed the system and process evaluation and testing of its internal control over financial reporting. This testing, or the subsequent testing by our independent registered certified public accounting firm, may reveal deficiencies in the combined entity’s internal control over financial reporting that are deemed to be material weaknesses. Moreover, if the combined entity is not able to comply with the requirements of Section 404 in a timely manner, or if it or its independent registered certified public accounting firm identifies deficiencies in the combined Allscripts-Misys’ internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, some of which we have no control over, including customers’ budgetary constraints and internal acceptance procedures, seasonal variances in demand for our products and services, the sales, service and implementation cycles for our software products, potential downturns in the healthcare market and in economic conditions generally, and other factors described in this “Risk Factors” section.

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

If we fail to comply with financial covenants under the Credit Facility, our results of operation and financial condition could be adversely affected.

Our Credit Facility, as hereinafter defined, contains certain financial covenants, including interest coverage and total leverage ratios. If we fail to comply with these covenants, an event of default may occur, resulting in, among other things, the requirement to immediately repay all outstanding amounts owed thereunder, which could have an adverse effect on our results of operation, financial condition or the price of our common stock.

We rely on exceptions from certain corporate governance and other requirements under the rules of Nasdaq.

We qualify for exceptions from certain corporate governance and other requirements of the rules of Nasdaq. Pursuant to these exceptions, we have elected not to comply with certain corporate governance requirements of Nasdaq, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of Nasdaq.

Sales of our common stock by Misys may negatively affect the market price of our common stock.

While the shares of our common stock owned by Misys are not registered and are subject to transfer restrictions, sales of a large number of such shares, or even the perception that these sales may occur, could cause a decline in the market price of our common stock. Furthermore, pursuant to the Relationship Agreement, we have an obligation to negotiate in good faith to grant Misys customary registration rights, thereby facilitating such sales.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the following properties as of May 31, 2009:

Square feet
Leased facilities:

Chicago, Illinois—Corporate Headquarters	25,500
Raleigh, North Carolina	241,961
Burlington, Vermont	31,576
Austin, Texas	29,539
Morrisville, North Carolina	32,033
Other U.S. locations	161,508

Total leased facilities	522,117

Our facilities house various sales, data processing, technology functions, certain ancillary functions, and other back-office functions. We believe that adequate, suitable lease space will continue to be available for our needs.

Item 3. Legal Proceedings

We are from time to time involved in litigation incidental to our respective businesses. Other than as noted below, we are not currently involved in any litigation in which we believe an adverse outcome would have a material adverse effect on our business, financial condition, results of operations or prospects.

On September 15, 2008, Allscripts received notice that LaSalle Bank N.A., solely in its capacity as indenture trustee (“LaSalle”), filed a complaint in the Supreme Court of the State of New York, County of New York, on behalf of the holders of Allscripts’ 3.50% Convertible Senior Debentures Due 2024 seeking payment of the “Additional Shares” (as defined in the Indenture dated as of July 6, 2004 between LaSalle and Allscripts) in connection with the Transactions. On October 29, 2008, Allscripts filed a motion to dismiss the complaint. On March 30, 2009, the court granted Allscripts’ motion to dismiss in part and denied the motion in part. On July 21, 2009, the remaining count of LaSalle’s claim was dismissed.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

(Dollar and share amounts in thousands, except per share amounts)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Market for Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “MDRX.” The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock of Allscripts-Misys Healthcare Solutions, Inc. for the applicable periods as reported on the Nasdaq National Market. For periods prior to October 10, 2008, the information below relates to legacy Allscripts Healthcare Solutions, Inc. Our fiscal year changed effective on October 10, 2008, and as a result, the table below reflects such change starting in the second fiscal quarter of our new fiscal year 2009.

	High	Low
Year Ended May 31, 2009
Second Quarter (beginning October 11, 2008)	$7.81	$4.87
Third Quarter	$10.00	$6.25
Fourth Quarter	$13.23	$7.85

Year Ended December 31, 2008
First Quarter	$18.81	$8.76
Second Quarter	$13.50	$10.35
Third Quarter (through October 10, 2008)	$15.71	$8.77

Year Ended December 31, 2007
First Quarter	$30.99	$24.62
Second Quarter	$27.49	$22.61
Third Quarter	$27.80	$22.44
Fourth Quarter	$27.80	$17.13

We had 142,397, 57,428, and 56,918 common shares issued and outstanding at May 31, 2009, September 30, 2008, and December 31, 2007, respectively. On July 17, 2009, we had approximately 475 common stock holders of record. On October 17, 2008, the Company paid a special cash dividend of $5.23 per share in connection with the Transactions. Other than this special cash dividend, we have never declared or paid cash dividends on our common stock. We currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant.

On February 10, 2009, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $150,000 of its common stock over two years. Repurchases may be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases also have been made from Misys pursuant to the Stock Repurchase Agreement, dated as of February 10, 2009 (the “Misys Repurchase Agreement”), by and among Misys, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts. The aggregate amount of shares purchased pursuant to the repurchase plan, whether pursuant to any 10b5-1 plan, Rule 10b-18 or the Misys Repurchase Agreement, will not exceed the lesser of $150,000 (including commissions) or 15,000 shares. During the quarter ended May 31, 2009, the Company repurchased and cancelled 2,349 shares of common stock from the open market and 3,075 shares of common stock from Misys. In total through May 31, 2009, the Company has repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. The remaining authorized amount for stock repurchase under the program is approximately $98,453, which program will terminate on February 10, 2011.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share	Total Dollar Value Purchased To-Date	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/1/09—3/31/09	857	$9.22	$7,904	$142,096
4/1/09—4/30/09	4,078	$9.28	$45,741	$104,259
5/1/09—5/31/09	489	$11.87	$51,547	$98,453

Performance Graph

The graph below compares the cumulative 60-month total return of holders of Allscripts-Misys Healthcare Solutions, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 5/31/2004 to 5/31/2009.

	5/04	11/04	5/05	11/05	5/06	11/06	5/07	11/07	5/08	11/08	5/09
Allscripts-Misys Healthcare Solutions, Inc.	100.00	119.54	198.54	162.26	211.65	338.59	298.06	214.68	150.85	183.29	307.30
NASDAQ Composite	100.00	106.53	104.91	113.73	113.05	127.22	136.62	139.82	132.68	78.86	92.64
NASDAQ Health Services	100.00	112.34	124.15	127.42	126.17	128.08	142.42	135.13	114.01	84.58	83.24

The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the three years ended May 31, 2009, 2008 and 2007 and the consolidated balance sheet data at May 31, 2009 and 2008 are derived from the consolidated financial statements audited by PricewaterhouseCoopers LLP, which are included elsewhere in this report. The consolidated statements of operations data for the years ended May 31, 2006 and 2005 and the balance sheet data at May 31, 2007, 2006 and 2005 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended May 31,
	2009(1)	2008(1),(2)	2007(1),(2)	2006(1),(2)	2005(1),(2)
	(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$548,439	$383,771	$379,693	$381,736	$362,515
Cost of revenue	256,288	176,870	189,128	196,763	194,043

Gross profit	292,151	206,901	190,565	184,973	168,472
Operating expenses:
Selling, general and administrative expenses	199,902	117,566	121,101	112,135	105,825
Research and development	39,431	37,784	40,880	29,592	27,313
Amortization of intangibles	6,884	11,320	22,392	23,039	23,998

Income from operations	45,934	40,231	6,192	20,207	11,336
Interest expense	(2,162)	(296)	(272)	(184)	(114)
Interest and other income, net	626	219	94	32	818

Income before income taxes	44,398	40,154	6,014	20,055	12,040
Income tax expense	(18,376)	(14,755)	(2,160)	(7,519)	(4,891)

Net income	$26,022	$25,399	$3,854	$12,536	$7,149

Net income per share—basic and diluted	$0.21	$0.31	$0.05	$0.15	$0.09

Weighted-average shares used in computing basic net income per share	122,591	82,886	82,886	82,886	82,886

Weighted-average shares used in computing diluted net income per share	127,628	82,886	82,886	82,886	82,886

Other Operating Data:
System sales	$98,469	$64,627	$71,368	$93,487	$96,772
Professional services	51,827	30,943	33,422	36,957	31,773
Maintenance	196,165	141,531	133,440	122,584	111,445
Transaction processing and other	187,557	146,670	141,463	128,708	122,525
Total software and services revenue	534,018	383,771	379,693	381,736	362,515
Prepackaged medications(3)	14,421	—	—	—	—

Total revenue	$548,439	$383,771	$379,693	$381,736	$362,515

	As of May 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$73,426	$325	$1,370	$12,449	$19,702
Working capital	96,849	(6,776)	(33,875)	(27,060)	(13,332)
Goodwill and intangible assets, net	646,197	91,043	103,976	128,331	108,861
Total assets	952,656	179,268	171,247	199,148	186,880
Long-term debt and long-term capital lease obligation	63,699	548	944	1,448	922
Total stockholders’ equity	700,370	110,649	81,169	107,645	85,565

(1)	Results of operations for the year ended May 31, 2009 include the results of operations of legacy MHS for the full year ended May 31, 2009 and the results of operations of legacy Allscripts are included from the completion of the Transactions on October 10, 2008 through May 31, 2009. Since the Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the years ended May 31, 2008, 2007, 2006, and 2005 are the results of operations of legacy MHS only.
(2)	For the years ended May 31, 2008, 2007, 2006, and 2005, the basic and diluted share count includes only the shares issued to Misys plc in connection with the October 10, 2008 transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition.
(3)	On March 16, 2009, Allscripts closed on the sale of its prepackaged medications business to A-S Medication Solutions LLC (“A-S”). Under terms of the sale, Allscripts received a total of $8,000 in cash consideration during its fourth quarter of fiscal 2009. In addition, Allscripts entered into a Marketing Agreement with A-S on March 16, 2009 which provides that Allscripts will earn annual fees for providing various marketing services of $3,600 per year over the five year term for an expected total of approximately $18,000, subject to reduction in certain circumstances. The results of operations for fiscal 2009 include the prepackaged medications business from the completion of the Transactions on October 10, 2008 through the March 16, 2009 closing of its sale to A-S. The prepackaged medications business has not been disclosed as discontinued operations due to Allscripts’ continued involvement with A-S through the Marketing Agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share amounts)

The following discussion and analysis should be read together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

Merger Agreement

On October 10, 2008, Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”) completed the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts, Misys Healthcare Systems (“MHS”) and Patriot Merger Company, LLC (“Patriot”) which consisted of (i) the cash payment to Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts. In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock.

Basis of Presentation

The Transactions constitute a reverse acquisition for accounting purposes. Results of operations for the year ended May 31, 2009 include the results of operations of legacy MHS for the full year ended May 31, 2009 and the results of operations of legacy Allscripts from the completion of the Transactions on October 10, 2008 through May 31, 2009. As such, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the years ended May 31, 2008 and 2007 are the results of operations of legacy MHS only.

Business Overview

Allscripts (the trade name of Allscripts-Misys Healthcare Solutions, Inc.) is a leading provider of clinical software, services, information and connectivity solutions that empower physicians and other healthcare providers to deliver best-in-class patient safety, clinical outcomes and financial results. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various clinical software applications, including Electronic Health Records (EHR), practice management, revenue cycle management, clearinghouse services, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and discharge management solutions, document imaging solutions, and a variety of solutions for home care and other post-acute facilities. We have reported our financial results utilizing three business segments: clinical solutions, health solutions and prepackaged medications. However, on March 16, 2009, we disposed of our prepackaged medications business and, as a result, will, in respect of future periods, report financial results in our two remaining segments, clinical solutions and health solutions.

Our clinical solutions segment includes both our Enterprise business for large physician practices and Integrated Delivery Networks, and our Professional business for smaller or independent physician practices, providing such practices with clinical and practice management software solutions and related services. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Our practice management solutions combine scheduling and revenue cycle management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. Our electronic prescribing solutions include a Web-based stand-alone solution offered free-of-charge to any licensed prescriber, and solutions that are integrated into each of our EHRs. And our Web-based suite of revenue cycle management and clearinghouse services solutions – available on a stand-alone basis or integrated into our practice management solutions – address every step in the reimbursement cycle for healthcare organizations, clearinghouses and payers.

Our health system solutions segment provides offerings for hospitals that are seeking Emergency Department Information System (EDIS) and care management solutions, as well as post-acute facilities such as home health providers, hospices and skilled nursing facilities. Allscripts ED (formerly HealthMatics ED) is an EDIS that electronically streamlines processes for large hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT, a legacy EDIS product, offers similar functionality for streamlining the Emergency Department care process in small hospitals. Allscripts Care Management (formerly Canopy and ECIN) is a Web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits. Allscripts Post Acute solutions include: Referral Management, Referral Management Plus, Allscripts Mobile and Core System Integration. These solutions streamline the transition of care process between hospitals and post-acute care facilities. Our solution for home health providers is an integrated system that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office.

We believe the combination of President Obama’s leadership and vision, the standards provided by the Certification Commission for Healthcare Information Technology (CCHIT), and federal incentives that exist today for e-prescribing and pay-for-quality initiatives, will quickly make Electronic Health Records as common as practice management systems in all provider offices. We believe the Stimulus provided by the American Recovery and Reinvestment Act of 2009 will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions.

The composition of our revenue by segment is as follows:

	Quarter Ended
	2009				2008
	May 31	Feb. 28	Nov. 30	Aug. 31	May 31	Feb. 28	Nov. 30	Aug. 31
	(Unaudited)
Clinical Solutions	$137,596	$129,207	$107,338	$83,261	$87,541	$87,830	$87,547	$84,973
Health Solutions	27,471	23,042	16,575	9,528	9,508	9,289	8,839	8,244
Prepackaged medications	1,267	8,454	4,700	—	—	—	—	—

Total revenue	$166,334	$160,703	$128,613	$92,789	$97,049	$97,119	$96,386	$93,217

Cost of revenue for Allscripts’ clinical solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, third-party transaction processing costs, amortization of acquired proprietary technology, depreciation and amortization and other direct engagement costs. Cost of revenue for Allscripts’ health solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, depreciation and amortization and other direct engagement costs. Cost of revenue for the prepackaged medications segment consists primarily of the cost of the medications, cost of salaries, bonuses and benefits for repackaging personnel, shipping costs, repackaging facility costs and other costs. In addition, the cost of revenue for all segments include certain services performed by Misys under a Shared Services Agreement (see footnote 14 to the consolidated financial statements).

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, non-capitalizable product development expenses and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment. In addition, selling, general and administrative expenses include certain services performed by Misys under a Shared Services Agreement (see footnote 14 to the consolidated financial statements).

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

Interest expense consists primarily of interest on our 3.50% Senior Convertible Debentures due 2024 (the “Debentures”), interest on capital leases and interest expense on our Second Amended and Restated Credit Agreement (the “Credit Facility”). Interest income and other consists primarily of interest earned on cash and marketable securities.

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from System Sales includes software and related hardware. Revenue from Professional Services includes implementation, training and consulting services. Revenue from Maintenance includes customer support and maintenance services. Revenue from Transaction Processing and Other includes Electronic Data Interchange (“EDI”) services. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is accounted for under SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Such revenue is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For agreements that are deemed to have extended payment terms, revenue recognition is limited to amounts due and payable.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts, as referenced in SOP 97-2.” Allscripts recognizes revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software in accordance with SOP 97-2 assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the written and implied arrangement terms do not satisfy the criteria for revenue recognition.

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

Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

In accordance with Emerging Issues Task Force Issue Number 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), the Company records reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations.

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based upon contractual renewal rates. Revenue from EDI services is recognized as services are provided and is determined based on the volume of transactions processed. Revenue from the sale of prepackaged medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the provisions of FAS No. 48, “Revenue Recognition When Right of Return Exists.”

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

Investment in Medem

Allscripts holds an investment in Medem totaling $1,419 as of May 31, 2009. The investment has been accounted for under the cost basis of accounting and is recorded in other assets in the consolidated balance sheet. The fair value of the investment is dependent upon the actual and forecast financial performance of Medem, its market indicators of value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record an impairment charge. During the fourth quarter of fiscal year 2009 Allscripts recorded a $1,800 impairment charge on its investment in Medem.

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

Results of Operations

The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Year Ended May 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.7	46.1	49.8

Gross profit	53.3	53.9	50.2
Operating expenses:
Selling, general and administrative expenses	36.4	30.6	31.9
Research and development	7.2	9.8	10.8
Amortization of intangibles	1.3	3.0	5.9

Income from operations	8.4	10.5	1.6
Interest expense	(0.4)	—	—
Interest and other income, net	0.1	—	—

Income from operations before income taxes	8.1	10.5	1.6
Provision for income taxes	(3.4)	(3.9)	(0.6)

Net income	4.7%	6.6%	1.0%

Overview of Consolidated Results

Fiscal Year Ended May 31, 2009 Compared to Fiscal Year Ended May 31, 2008

Revenue

Consolidated revenue increased $164,668, or 42.9%, from $383,771 during the year ended May 31, 2008 to $548,439 during fiscal year 2009. The increase for fiscal year 2009 is primarily due to the inclusion of revenue contributed by legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through May 31, 2009, respectively.

Excluding the revenue contributed by legacy Allscripts, the legacy MHS revenue declined in fiscal year 2009 as compared to fiscal year 2008. This decline was concentrated in systems sales and professional services in the legacy MHS clinical solutions segment and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and services revenue was an increase in legacy MHS clinical solutions maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts as well as modest growth in transaction services revenue. The net decline in revenue in the legacy MHS clinical solutions business was partially offset by revenue growth in the legacy

Health solutions segment which experienced modest system sales and professional services revenue growth due to an increase in orders as well as growth in maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts.

Gross Margin

Consolidated gross margin for fiscal year 2009 increased $85,250, or 41.2%, from $206,901 for fiscal year 2008 to $292,151 in the fiscal year 2009. Consolidated gross margin as a percentage of revenue for fiscal year 2009 and fiscal year 2008 was 53.3% and 53.9%, respectively. The increase in gross margin in fiscal year 2009 is primarily due to the legacy Allscripts gross margin contribution which was not present in fiscal year 2008. The decrease in gross margin as a percentage of revenue in fiscal year 2009 is primarily due to the contribution of gross profit from the legacy Allscripts software and related services, which has lower margins than legacy MHS software and related services.

Operating Income

Consolidated operating income increased $5,703, or 14.2%, from $40,231 during fiscal year 2008 to $45,934 in fiscal year 2009. The increase in operating income for fiscal year 2009 is primarily due to the legacy Allscripts gross margin contribution which was not present in fiscal year 2008. In addition to the impact of the addition of legacy Allscripts in fiscal year 2009, contributing to the increase in operating income was the result of a decrease in the amortization of intangibles as a result of certain legacy MHS intangibles which became fully amortized in fiscal year 2008 and due to lower research and development costs resulting from an increase in software development eligible for capitalization related primarily to development on our MyWay product as well as a reduction in third-party spending on other legacy MHS software products. These cost savings were partially offset by higher selling, general and administrative costs related to the impairment of our investment in iMedica, higher severance costs, and an increase in third party costs related to the integration of the businesses after the closing of the Transactions.

Fiscal Year Ended May 31, 2008 Compared to Fiscal Year Ended May 31, 2007

Revenue

Revenue for the fiscal year ended May 31, 2008 increased $4,078, or 1.1%, from $379,693 for the fiscal year ended May 31, 2007. The increase in revenue during fiscal year 2008 was driven by the health solutions segment, partially offset by a decline in revenue in the clinical solutions segment. Revenue in the health solutions segment for the fiscal year ended May 31, 2008 increased $7,890, or 28.2%, to $35,880 from $27,990 in fiscal year 2007. This revenue growth was as a result of increased orders in fiscal year 2008 as well as an increase in revenue recorded under the percentage of completion method on contracts that were signed prior to fiscal year 2008. Also contributing to the increase was higher maintenance revenue as a result of a higher customer base. Revenue in the clinical solutions segment for the fiscal year ended May 31, 2008 decreased $3,812, or 1.1%, to $347,891 from $351,703 in fiscal 2007. This decline in revenue was concentrated in system sales and professional services and was as a result of a decline in orders for EMR and PM products in fiscal 2008 versus the comparable period in fiscal 2007. This decline was partially offset by an increase in maintenance revenue related to a growing customer base as well as an increase in transaction processing and other revenue related to organic growth as the company continued to penetrate its existing customer base with its Payerpath solution.

Gross Margin

Gross margin for the fiscal year ended May 31, 2008 increased $16,336, or 8.6%, to $206,901 from $190,565 for the fiscal year ended May 31, 2007. This increase in gross margin was primarily driven by the clinical solutions segment. The improvement in gross margin from clinical solutions system sales was primarily due to more favorable pricing for hardware and third party royalties as a result of a cost savings program initiated during fiscal year 2008. Gross margin also improved in the health solutions segment and was driven by improved utilization of billable professional services staff.

Operating Income

Operating income increased 550%, from $6,192 during the fiscal year ended May 31, 2007 to $40,231 during the fiscal year ended May 31, 2008. The increase in operating income is primarily attributable to the increase in gross margin totaling $16,336, a decrease in selling, general and administrative expenses of $3,535, a decrease in research and development expenses of $3,096, and a decrease in amortization of intangibles totaling $11,072.

The decrease in selling, general and administrative expenses during the fiscal year ended May 31, 2008 was primarily due to a decline in the clinical solutions segment related to salary and travel savings from lower headcount, lower rent and phone expenses due to cost reduction strategies implemented in fiscal year 2008. Also contributing to the decrease was lower discretionary marketing spend. These decreases were partially offset by higher stock based compensation costs, legal fees and bad debt expense. The cost savings in the clinical solutions segment were partially offset by the health solutions segment which had an increase in selling, general and administrative expenses, primarily related to the addition of headcount to accommodate growth. The cost savings in the clinical solutions segment were further offset by amounts included in selling, general and administrative expenses for costs incurred in fiscal year 2008 that were not allocated to a segment including severance costs related to executive turnover and downsizing, fees paid to strategy consultants and an increase in costs allocated from Misys. The severance costs totaled $4,505 and were related to headcount reductions resulting from a functional reorganization as well as an effort to reduce costs. The severance pertained to the elimination of approximately 130 positions. Savings from the headcount reductions were partially offset in fiscal year 2008 and were largely offset in fiscal year 2009 due to hiring for new positions created as part of the reorganization effort.

For the fiscal year ended May 31, 2008, the decrease in research and development costs was concentrated in the clinical solutions segment and is primarily the result of the termination of a development project in late fiscal year 2007 after management determined that it was in the best interest of the company to explore alternatives to developing the product in-house. Accordingly, significant third party costs incurred during fiscal year 2007 did not recur in fiscal year 2008.

Amortization of intangibles includes amortization of customer relationships and trade name intangibles acquired in the Medic, Payerpath and Amicore acquisitions. Amortization expense declined during fiscal year 2008 as the Medic customer relationships asset became fully amortized during fiscal year 2008 versus a full period of amortization in the comparable period in fiscal year 2007.

Segment Operations

Fiscal Year Ended May 31, 2009 Compared to Fiscal Year Ended May 31, 2008

Clinical Solutions

	Year Ended May 31,
	2009	2008	2007
Revenue:
System sales	$81,867	$51,245	$61,879
Professional services	43,430	25,724	28,970
Maintenance	169,290	125,549	120,220
Transaction processing and other	162,815	145,373	140,634

Total clinical solutions revenue	457,402	347,891	351,703

Total cost of revenue	222,437	168,092	181,140

Gross profit	234,965	179,799	170,563
Selling, general and administrative expenses	88,634	85,461	100,320
Research and development	27,779	34,341	38,048

Income from operations	$118,552	$59,997	$32,195

Revenue

Total clinical solutions revenue for fiscal year 2009 increased $109,511, or 31.5%, from $347,891 during the fiscal year ended May 31, 2008 to $457,402 in fiscal year 2009. The revenue increase in fiscal year 2009 is primarily due to the clinical solutions revenue contributed by legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through May 31, 2009. Excluding the revenue contributed by legacy Allscripts, the legacy MHS revenue declined in fiscal year 2009 as compared to fiscal year 2008. This decline was concentrated in systems sales and professional services in the legacy MHS clinical solutions segment and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and services revenue was an increase in legacy MHS clinical solutions maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts as well as modest growth in transaction services revenue.

Our revenue from system sales and professional services from our Enterprise and Professional businesses that make up our clinical solutions segment were negatively affected during fiscal year 2009 due to a decrease in new software orders that management believes resulted from a delay in our customers and prospective customers purchasing process due to the uncertainty around the stimulus bill and related funding requirements and also due to the challenging economic conditions in fiscal 2009 which motivated customers and prospective customers to defer capital investments, conserve cash and move towards software subscription arrangements versus traditional licensing arrangements.

We believe that the continuation of these challenging economic conditions and uncertainty around the stimulus bill and the related customer and prospective customer reactions may continue to have an adverse affect on our results of operations into our fiscal year 2010.

Gross Margin

Gross margin for the fiscal year 2009 increased $55,166, or 30.7%, from $179,799 in fiscal year 2008 to $234,965 in fiscal year 2009. The increase in gross margin is primarily due to the clinical solutions margin contributed by legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through May 31, 2009. Gross margin as a percentage of revenue was 51.4% and 51.7% for fiscal year 2009 and fiscal year 2008, respectively. The slight decrease in gross margin as a percentage of revenue for fiscal year 2009 is primarily due to an increase in amortization cost associated with acquired technology related to the Transactions.

Selling, General and Administrative

Selling, general and administrative costs for fiscal year 2009 increased $3,173, or 3.7%, from $85,461 during fiscal year 2008 to $88,634 fiscal year 2009. The increase during fiscal year 2009 was primarily a result of the inclusion of legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through May 31, 2009. The impact of the addition of costs related to legacy Allscripts was partially offset by the impact in fiscal year 2009 of cost reduction strategies implemented within legacy MHS in fiscal year 2008.

Research and Development

Research and development costs for the fiscal year ended May 31, 2009 decreased $6,562, or 19.1%, from $34,341 during fiscal year 2008 to $27,779 in fiscal 2009. The decrease is primarily driven by an increase in the level of costs recorded as capitalized software on the balance sheet and amortized over their expected useful lives versus being expensed as incurred. This shift was driven by the closing of the Transactions on October 10, 2008, which resulted in an increase in projects undertaken that qualified for capitalization.

Health Solutions

	Year Ended May 31,
	2009	2008	2007
Revenue:
System sales	$16,602	$13,382	$9,489
Professional services	8,397	5,219	4,452
Maintenance	26,875	15,982	13,220
Transaction processing and other	24,742	1,297	829

Total health solutions revenue	76,616	35,880	27,990

Total cost of revenue	22,321	8,778	7,988

Gross profit	54,295	27,102	20,002
Selling, general and administrative expenses	16,569	11,354	8,822
Research and development	7,013	3,443	2,832

Income from operations	$30,713	$12,305	$8,348

Revenue

Total health solutions revenue for fiscal year 2009 increased $40,736, or 113.5%, from $35,880 during fiscal year 2008 to $76,616 fiscal year 2009. The revenue increase in fiscal year 2009 is primarily due to the health solutions revenue contributed by legacy Allscripts from the closing of the Transactions on October 10, 2008 through May 31, 2009. Excluding the impact on revenue contributed by legacy Allscripts, the increase in revenue was related to legacy MHS health solutions which experienced an increase in system sales and professional services revenue due to an increase in orders as well as growth in maintenance revenue primarily as a result of continued growth in the customer base and annual price increases on existing contracts.

Gross Margin

Gross margin for fiscal year 2009 increased $27,193, from $27,102 in fiscal year 2008 to $54,295 in fiscal year 2009. Gross margin as a percentage of revenue for fiscal year 2009 and 2008 was 70.9% and 75.5%, respectively. The decrease in gross margin as a percentage of revenue for fiscal year 2009 is attributable to the margin mix associated with the legacy Allscripts products which have margins that tend to be lower than legacy MHS and due to an increase in amortization cost associated with acquired technology related to the Transactions.

Selling, General and Administrative

Selling, general and administrative costs for fiscal year 2009 increased $5,215 or 45.9%, from $11,354 in fiscal year 2008 to $16,569 in fiscal year 2009. The increase in costs for fiscal year 2009 is primarily due to costs incurred by legacy Allscripts for the period from the closing of the Transactions on October 10, 2008 through May 31, 2009 and due an overall increase in selling, general and administrative costs, primarily related to the addition of headcount to accommodate growth in the health solutions segment.

Research and Development

Research and development costs for fiscal year 2009 increased $3,570, from $3,443 during fiscal year 2008 to $7,013 in fiscal year 2009. The increase in fiscal year 2009 is primarily due to the additional research and development costs contributed by legacy Allscripts from the closing of the Transactions on October 10, 2008 through May 31, 2009.

Prepackaged Medications

	Year Ended May 31,
	2009	2008	2007
Total prepackaged medications revenue	$14,421	$—	$—

Total prepackaged medications cost of revenue	11,530	—	—

Gross profit	2,891	—	—
Selling general and administrative expenses	1,770	—	—

Income from operations	$1,121	$—	$—

The prepackaged medications business was deemed to be acquired for accounting purposes in conjunction with the Transactions on October 10, 2008 and its results are included in fiscal year 2009 from October 10, 2008 through March 16, 2009, the date on which Allscripts completed the sale to A-S Medication Solutions LLC (“A-S”) of certain assets comprising the prepackaged medications business pursuant to an Asset Purchase Agreement (the “Meds Agreement”).

Under terms of the Meds Agreement, Allscripts received a total of $8,000 in cash consideration during fiscal year 2009. In addition, Allscripts entered into a Marketing Agreement with A-S on March 16, 2009 which provides that Allscripts will earn annual fees for providing various marketing services of $3,600 per year over the five year term for a total of approximately $18,000. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts tradename, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. For the first year, fees are payable monthly beginning on June 30, 2009, thereafter, fees are payable on an annual basis on each anniversary date of the commencement of marketing activities under the Marketing Agreement. The Marketing Agreement contains a provision that could result in a reduction of annual fees not to exceed $1,200 per year if a material adverse change in law, as defined, results in a significant reduction in prepackaged medications customer revenues related to the Meds Agreement, as defined. At the March 16, 2009 closing, Allscripts entered into a services agreement pursuant to which it agreed to provide certain transition services to A-S until December 31, 2009. The sale of the prepackaged medication business resulted in a loss of approximately $1,588 which has been recorded in unallocated corporate expenses for fiscal year 2009.

Prepackaged medications revenue was approximately $14,421 for fiscal year 2009 which represents the period from the closing of the Transactions on October 10, 2008 through March 16, 2009, the closing on the sale of the prepackaged medications business. Gross margin and gross margin as a percentage of revenue was $2,891 and 20.0% for fiscal year 2009.

Selling, general and administrative costs for the prepackaged medications business were approximately $1,770 for the period from the closing of the Transactions on October 10, 2008 through March 16, 2009, the closing on the sale of the prepackaged medications business.

Unallocated Corporate Expenses

Unallocated corporate expenses for fiscal year 2009 increased by $72,178, from $20,751 in fiscal year 2008 to $92,929 in fiscal year 2009. The increase in unallocated corporate expense for fiscal year 2009 includes merger and integration related costs of approximately $39,900 which were incurred in connection with the Transactions. Excluding these one-time related costs in fiscal 2009, unallocated corporate expenses would have been approximately $53,029 for fiscal year 2009. This increase in fiscal year 2009 is primarily due to corporate costs incurred related to the Transactions, partially offset by cost benefits received in fiscal 2009 for cost reduction strategies that were implemented at the end of fiscal 2008.

Amortization of Intangibles

Amortization of intangibles for fiscal year 2009 decreased $4,436, from $11,320 during fiscal year 2008 to $6,884 in fiscal year 2009. The decrease in fiscal year 2009 is primarily due to the Medic customer relationship intangible asset becoming fully amortized during fiscal year 2008. The decrease was partially offset by the intangible amortization recorded in conjunction with the Transactions for the period from the closing of the Transactions on October 10, 2008 through May 31, 2009.

Interest Expense and Interest Income and Other, Net

Interest expense for fiscal year 2009 increased $1,866, from $296 in fiscal year 2008 to $2,162 during fiscal year 2009. The increase in fiscal 2009 is primarily due to interest expense related to legacy Allscripts 3.50% Senior Convertible Debentures due 2024 (the “Debentures”) as well as interest on the Credit Facility (as defined below).

On February 10, 2009 Allscripts entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) which provides for a total unsecured commitment of $125,000, an increase of $50,000 from the First Amendment to Credit Facility, and matures on August 15, 2012.

On November 7, 2008, Allscripts launched an offer to purchase for cash all of the $27,868 of Debentures then outstanding at a purchase price equal to 100% of the principal amount of the Debentures being repurchased ($1,000 per each $1,000 principal amount outstanding) plus any accrued and unpaid interest, pursuant to the terms of the indenture governing the Debentures. The offer to purchase the outstanding Debentures expired on December 9, 2008, with $8,164 of the $27,868 outstanding Debentures being repurchased for cash during the quarter ended February 28, 2009, which resulted in a decrease in interest expense on the Debentures.

Interest income and other, net, for fiscal year 2009 increased $407, from $219 during fiscal year 2008 to $626 during fiscal year 2009. Interest income and other consists primarily of interest earned on Allscripts’ cash and marketable securities balances. The increase in interest income and other in fiscal 2009 is primarily due to an increase in the cash and marketable securities balance related to the completion of the Transactions on October 10, 2008.

Income Tax Expense

Allscripts recorded an income tax provision of $18,376 and $14,755 for fiscal year 2009 and 2008, respectively, which reflects an effective tax rate of 41.4% and 36.7% for fiscal year 2009 and 2008, respectively. The increase in the effective rate during fiscal 2009 is due to state tax increases in certain states, primarily in Texas, and due to a decrease in the IRC Section 199 deduction as a result of the availability of NOL carryforwards.

Fiscal Year Ended May 31, 2008 Compared to Fiscal Year Ended May 31, 2007

Clinical Solutions

Revenue

Revenue for the year ended fiscal May 31, 2008 decreased $3,812, or 1.1%, to $347,891 from $351,703 in fiscal 2007. This decline in revenue was concentrated in system sales and professional services and was as a result of a decline in orders for EMR and PM products in fiscal year 2008 versus the comparable period in fiscal year 2007. This decline was partially offset by an increase in maintenance revenue related to a growing customer base as well as an increase in transaction processing and other revenue related to organic growth as the Company continued to penetrate its existing customer base with its Payerpath solution.

Gross Margin

Gross margin for the fiscal year ended May 31, 2008 increased $9,236, or 5.4%, to $179,799 from $170,563 for the fiscal year ended May 31, 2007. The improvement was primarily due to more favorable pricing for hardware and third party royalties as a result of a cost savings program initiated during fiscal year 2008.

Selling, General and Administrative

Selling, general and administrative expenses decreased $14,859, or 14.8%, to $85,461 for the fiscal year ended May 31, 2008 from $100,320 for the fiscal year ended May 31, 2007. The decrease in selling, general and administrative expenses during fiscal 2008 was primarily attributable to lower salary and travel expenses resulting from lower headcount and lower rent and phone expenses due to cost reduction strategies implemented in fiscal 2008. Also contributing to the decrease was lower discretionary marketing spend. These decreases were partially offset by higher stock based compensation costs, legal fees and bad debt expense.

Research and Development

Research and development costs for the fiscal year ended May 31, 2008 decreased $3,707, or 9.7%, from $38,048 for the fiscal year ended May 31, 2007 to $34,341 in fiscal 2008. The decrease is primarily the result of the termination of a development project in late fiscal year 2007 after management determined that it was in the best interest of the company to explore alternatives to developing the product in-house. Accordingly, significant third party costs incurred during fiscal year 2007 did not recur in fiscal year 2008.

Health Solutions

Revenue

Revenue for the fiscal year ended May 31, 2008 increased $7,890, or 28.2%, to $35,880 from $27,990 in fiscal year 2007. This revenue growth was as a result of increased orders in fiscal year 2008 as well as an increase in revenue recorded under the percentage of completion method on contracts that were signed prior to fiscal 2008. Also contributing to the increase was higher maintenance revenue as a result of a higher customer base.

Gross Margin

Gross margin for the fiscal year ended May 31, 2008 increased $7,100, or 35.5%, to $27,102 from $20,002 for the fiscal year ended May 31, 2007. This increase was primarily driven by improved utilization of billable professional services staff.

Selling, General and Administrative

Selling, general and administrative costs for the fiscal year ended May 31, 2008 increased $2,532, or 28.7%, from $8,822 for the fiscal year ended May 31, 2007 to $11,354 in fiscal 2008. The increase was primarily related to the addition of headcount to accommodate growth in the health solutions segment.

Research and Development

Research and development costs for the fiscal year ended May 31, 2008 increased $611, or 21.6%, to $3,443 from $2,832 for the fiscal year ended May 31, 2007 related to ongoing development on the health solutions product line.

Unallocated Corporate Expenses

Unallocated corporate expenses for the fiscal year ended May 31, 2008 increased by $8,792 from $11,959 during the fiscal year ended May 31, 2007 to $20,751 in fiscal year 2008. The increase in unallocated corporate expense includes severance costs related to executive turnover and downsizing, fees paid to strategy consultants and an increase in costs allocated from Misys plc. The severance costs totaled $4,505 and were related to headcount reductions resulting from a functional reorganization as well as an effort to reduce costs. The severance pertained to the elimination of approximately 130 positions. Savings from the headcount reductions were partially offset in fiscal year 2008 and were largely offset in fiscal year 2009 due to hiring for new positions created as part of the reorganization effort.

Amortization of Intangibles

Amortization of intangibles for the fiscal year ended May 31, 2008 decreased $11,072, or 49.4%, to $11,320 from $22,392 for the fiscal year ended May 31, 2007. Amortization of intangibles includes amortization of customer relationships and trade name intangibles acquired in the Medic, Payerpath and Amicore acquisitions. Amortization expense declined during fiscal year 2008 as the Medic customer relationships asset became fully amortized during fiscal year 2008 versus a full period of amortization in the comparable period in fiscal year 2007.

Interest Expense and Interest Income and Other, Net

Interest expense for the year ended May 31, 2008 increased $24, or 8.8%, to $296 from $272 for the year ended May 31, 2007. Interest expense consists of interest on a line of credit as well as interest on capital leases. The increase in interest expense was primarily related to a higher average balance outstanding on the line of credit during 2008.

Interest income and other, net, for the year ended May 31, 2008 increased $125, or 133.0%, to $219 from $94 for the year ended May 31, 2007. Interest income and other consists primarily of interest earned on cash balances. The increase in interest income and other in 2008 was primarily due to the receipt of interest from the Internal Revenue Service related to an income tax refund.

Income Tax Expense

Income tax expense of $14,755 and $2,160 was recorded for the year ended May 31, 2008 and 2007, respectively, resulting in an effective tax rate of 36.7% and 35.9%, respectively. The higher effective tax rate was primarily the result of a lower available research and development credit in 2008 as compared to 2007.

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended May 31, 2009. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature that are necessary for a fair presentation of the results for these periods. The operating results for any quarter should not be relied upon to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary.”

	Quarter Ended
	2009				2008
	May 31	Feb. 28	Nov. 30	Aug. 31	May 31	Feb. 29	Nov. 30	Aug. 31
	(Amounts in thousands, except per share amounts) (Unaudited)
Statements of Operations Data:
Revenue	$166,333	$160,703	$128,613	$92,790	$97,049	$97,119	$96,386	$93,217
Cost of revenue	74,220	77,422	61,851	42,795	46,129	44,736	42,507	43,498

Gross profit	92,113	83,281	66,762	49,995	50,920	52,383	53,879	49,719
Operating expenses:
Selling, general and administrative expenses (a)	55,181	47,709	64,113	32,899	24,609	27,102	31,395	34,460
Research and development	10,633	9,913	10,927	7,958	9,503	8,684	8,146	11,451
Amortization of intangibles	2,569	2,872	1,256	187	192	180	5,474	5,474

Income (loss) from operations	23,730	22,787	(9,534)	8,951	16,616	16,417	8,864	(1,666)
Interest expense	(497)	(960)	(628)	(77)	(90)	(76)	(57)	(73)
Interest and other income, net	240	91	284	11	167	19	22	11

Income (loss) before income taxes	23,473	21,918	(9,878)	8,885	16,693	16,360	8,829	(1,728)
Provision (benefit) for income taxes	10,107	8,668	(3,913)	3,514	5,741	6,300	3,373	(659)

Net income (loss)	$13,366	$13,250	($5,965)	$5,371	$10,952	$10,060	$5,456	($1,069)

Net income (loss) per share—basic	$0.09	$0.09	($0.05)	$0.06	$0.13	$0.12	$0.07	($0.01)

Net income (loss) per share—diluted	$0.09	$0.09	($0.05)	$0.06	$0.13	$0.12	$0.07	($0.01)

(a)	Includes stock-based compensation expense of $2,618, $2,103, $263, $786, $190, $642, $433 and $943 for the three months ended May 31, 2009, February 28, 2009, November 30, 2008, August 31, 2008, May 31, 2008, February 29, 2008, November 30, 2007, and August 31, 2007, respectively.

Liquidity and Capital Resources

As of May 31, 2009 and 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $73,426 and $325, respectively. The increase in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Year ended May 31,
In thousands	2009	2008	2007
Net income	$26,022	$25,399	$3,854
Non-cash adjustments to net income	45,257	22,767	26,322
Cash used in changes in operating assets and liabilities	(35,202)	(40,343)	(10,594)

Net cash provided by operating activities	$36,077	$7,823	$19,582

During fiscal year 2009, operating activities provided $36,077 of cash compared to $7,823 from operating activities in fiscal year 2008. This increase of $28,254 reflects an increase in net income, after adjusting for non-cash items of $23,113 in fiscal year 2009, primarily due to the contribution by legacy Allscripts from the closing of the Transactions on October 10, 2008 through May 31, 2009.

Net changes in operating assets and liabilities improved by $5,141 during fiscal year 2009. This net operating cash flow benefit was primarily due to a year-over-year increase in cash provided from deferred revenue of $20,280 which reflects an improvement in customer software implementations and related revenue recognition, partially off-set by a year-over-year decrease in cash provided from accounts receivable of $19,014 which primarily relates to increased revenue in fiscal 2009 resulting from the revenue contribution of legacy Allscripts during the period from the closing of the Transactions on October 10, 2008 through May 31, 2009 and an increase in annual maintenance and software milestone billings.

Investing Cash Flow Activities

	Year Ended May 31,
In thousands	2009	2008	2007
Purchase of preferred shares in iMedica	$—	($8,000)	$—
Capital expenditures	(4,970)	(1,167)	(1,182)
Capitalized software	(14,001)	—	—
Net proceeds received from sale of building	6,450	—	—
Sales and maturities of marketable securities, net	6,181	—	—
Payment for acquisition of Allscripts, net of cash acquired	(263,766)	—	350
Net proceeds from the sale of the prepackaged medications business	8,000	—	—

Net cash used in investing activities	($262,106)	($9,167)	($832)

During fiscal year 2009 we used $262,106 of cash from investing activities, compared to cash used of $9,167 in fiscal year 2008. The increase in cash used of $252,939 during fiscal 2009 is primarily due to a net payment of $263,766 relating to the deemed acquisition for accounting purposes of Allscripts, increase of $3,803 in capital expenditures, and an investment of $14,001 in the development of software. These cash outflows were partially offset from the sale of Allscripts’ Cary, North Carolina Facility in which we received $6,450 in net proceeds, net proceeds of $6,181 from the sale and maturity of marketable securities, and $8,000 in proceeds received from the sale of our prepackaged medications business.

Financing Cash Flow Activities

	Year Ended May 31,
In thousands	2009	2008	2007
Proceeds from stock options and employee stock purchase plan	$5,620	$—	$—
Change in parent’s net investment	358,802	1,873	(31,281)
Net borrowings (payments) on debt instruments	(13,311)	(1,574)	1,452
Repurchase of Debentures	(8,164)	—	—
Repurchase of common stock	(51,547)	—	—
Excess tax benefits from stock-based compensation	5,463	—	—

Net cash (used in) provided by financing activities	$296,863	$299	($29,829)

During fiscal year 2009 we generated $296,863 in net cash from financing activities, compared to $299 in fiscal year 2008. This increase in cash of $296,564 is attributable to a change of $356,929 in the parent’s net investment account, which includes the $330,000 received from Misys in connection with the Transactions, cash proceeds from exercise of stock options and the employee stock purchase plan of $5,620, increase in net cash payments made in fiscal 2009 for debt related obligations of approximately $11,737, $8,164 of our Debentures being repurchased for cash during fiscal year 2009, $51,547 of common stock purchased under our stock repurchase program, as described in more detail below, and $5,463 in excess tax benefits from stock-based compensation.

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

During the year ended May 31, 2009, the Company repurchased and cancelled 2,349 shares of common stock from the open market, and 3,075 shares of common stock were repurchased from Misys to ensure Misys’ ownership in Allscripts remains consistent. In total through May 31, 2009, the Company has repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. The remaining authorized amount for stock repurchase under the program is approximately $98,453, which program will terminate on February 10, 2011. There is no guarantee as to the exact number of shares or value thereof that will be repurchased under the stock repurchase program, and the Company may discontinue purchases at any time.

Sale of Prepackaged Medications Business

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Under terms of the Meds Agreement, Allscripts received a total of $8,000 in cash consideration during its fourth quarter of fiscal 2009. In addition, Allscripts entered into a Marketing Agreement with A-S on March 16, 2009 which provides that Allscripts will earn annual fees for providing various marketing services of $3,600 per year over the five-year term for a total of approximately $18,000. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts tradename, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. The Marketing Agreement contains a provision that could result in a reduction of annual fees not to exceed $1,200 per year if a material adverse change in law, as defined, results in a significant reduction in Medications Services customer revenues related to the Meds Agreement, as defined. The sale of the prepackaged medication business resulted in a loss of approximately $1,588 which has been recorded in unallocated corporate expenses for fiscal year 2009.

Future Capital Requirements

On February 10, 2009 Allscripts entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) among the Company, Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc. (“ECIN”) and Misys Healthcare Systems, LLC, as Borrowers, and the other parties from time to time joined as additional Borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger. The Credit Facility amends and restates the First Amendment to Credit Facility entered into by the Borrowers on August 15, 2008. The Credit Facility provides for a total unsecured commitment of $125,000, an increase of $50,000 from the First Amendment to Credit Facility, and matures on August 15, 2012. The Credit Facility may, subject to the terms and conditions set forth therein including the receipt of additional commitments from lenders, be increased up to a maximum amount not to exceed $150,000. The Credit Facility is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans. The Credit Facility bears interest at LIBOR plus 2.00% which rate is based on Allscripts’ leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year.

We believe that our cash, cash equivalents and marketable securities of $73,426 as of May 31, 2009, our future cash flows from operations, and our borrowing capacity under our Credit Facility, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, including any additional common stock repurchases under our open market program or the Repurchase Agreement, funding interest payments on our debt instruments, repurchases of Debentures, contractual obligations, including the Shared Services Agreement dated as of March 1, 2009 with Misys, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

As of May 31, 2009, we had $81,005 of available borrowings under our $125,000 Credit Facility. There can be no assurance that we will be able to draw on the full available balance of our $125,000 Credit Facility if the financial institution that has extended credit commitments to us becomes unwilling or unable to fund such borrowings.

During July 2009 Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption in which payment will be made in August 2009. As a result of the call exercised by Allscripts, the Holders of the Debentures have the right to convert the Debentures into common stock prior to payment redemption. Although no assurances can be given, we expect that most Debenture holders will exercise their right to covert into common stock rather than being redeemed. Allscripts’ intent is to borrow against the Credit Facility for any Debenture redemptions.

In the current economic environment, our ability to find a replacement for a non-funding bank is uncertain. There can also be no assurance that our Credit Facility will be renewed or replaced upon its expiration on August 15, 2012. Our ability to renew our Credit Facility or to enter into a new financing arrangement to replace the existing facility could be impaired if the recent disruptions in U.S. markets continue or worsen.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations as of May 31, 2009 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015+
Contractual obligations:
3.5% Senior Convertible Debentures (1)	$19,704	$—	$—	$—	$—	$—	$19,704
Semi-annual interest due on the 3.5% Senior Convertible Debentures (1)	10,690	690	690	690	690	690	7,240
Revolving Credit Facility (2)	43,995	—	—	—	43,995	—	—
Estimated quarterly interest due on Revolving Credit Facility (2)	3,577	1,115	1,115	1,115	232	—	—
Misys plc Shared Services Agreement (3)	2,282	2,282	—	—	—	—	—
Development contract (4)	7,186	2,212	2,212	2,210	552	—	—
Non-cancelable operating leases	48,333	8,271	6,920	6,193	6,129	6,118	14,702
Capital leases	1,345	873	415	57	—	—	—
Other contractual obligations	1,986	1,986	—	—	—	—	—

Total contractual obligations	$139,098	$17,429	$11,352	$10,265	$51,598	$6,808	$41,646

The Company believes it has income tax exposure totaling $3,124 as of May 31, 2009 related to pre-acquisition NOL’s for the Allscripts group. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict with reasonable reliability the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements.

(1)

In July 2004, we completed the private placement of our Debentures. As of May 31, 2009, $19,704 aggregate principal amount of the Debentures remain outstanding. We are obligated to pay approximately $345 in interest payments every six months under the Debentures, payable on January 15 and July 15 of each year. The Debentures can be converted, in certain circumstances, into approximately 2,451 shares of common stock based upon a conversion price of approximately $8.04 per share, subject to adjustment for certain events. The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $10.45 per share; (ii) if Allscripts calls the Debentures for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. In July of 2009, we exercised our right to redeem the Debentures for $1,000 plus accrued and unpaid interest per $1,000 principal amount. As a result, after August 5, 2009, no Debentures will remain outstanding. As a result of our election to redeem the Debentures, the holders of the

Debentures may convert the Debentures into shares of our common stock at a conversion ratio of 124.3781 shares of our common stock per $1,000 principal amount of Debentures. Although no assurances can be given, we expect that most Debenture holders will exercise their right to covert into common stock rather than being redeemed.

(2)	On February 10, 2009 Allscripts entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) among the Company, Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, ECIN and Misys Healthcare Systems, LLC, as Borrowers, and the other parties from time to time joined as additional Borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger. The Credit Facility provides for a total unsecured commitment of $125,000 and matures on August 15, 2012. The Credit Facility may, subject to the terms and conditions set forth therein including the receipt of additional commitments from lenders, be increased up to a maximum amount not to exceed $150,000. The Credit Facility is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans. As of May 31, 2009, $43,995 in borrowings were outstanding and $5 in letters of credit were outstanding under the Credit Facility. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis. The Credit Facility bears interest at LIBOR plus 2.00%, which rate is based upon the Company’s leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year.
(3)	On March 1, 2009, Allscripts and Misys entered into a Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Services Agreement”), which superseded the Memorandum of Understanding dated as of October 9, 2008 with Misys. The Services Agreement was approved by the Audit Committee of Allscripts’ Board of Directors.

The Services Agreement provides for the provision of certain services by Misys to Allscripts and its affiliates and the provision of services by Allscripts to Misys and its affiliates. The services being provided to Allscripts include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. The services provided by Allscripts include (1) payroll services, (2) facility space and (3) tax services.

The Services Agreement expires on October 9, 2009 and therefore we have included only the net fixed charges that will be incurred during the period subsequent to May 31, 2009 and prior to October 10, 2009. We have included only known fixed amounts and omitted variable amounts due since such amounts are not fixed and determinable. Amounts have not been included for periods beyond the expiration date of the Services Agreement since the level of services and related fees are not known. However, the nature of the services and related fees are expected to remain similar to those included in the initial agreement.

(4)	On December 1, 2006, we entered into a $14,000 software content development agreement with a partner to assist in the development of TouchWorks clinical content. The partner will be developing customer content for use within Allscripts solutions by medical professionals. Upon acceptance of contracted deliverables, Allscripts will provide payment for the development efforts over the next four years, with the final deliverable to be completed by September 30, 2011.

In connection with the corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of May 31, 2009, no amounts had been drawn on the letter of credit.

We assumed a $100 irrevocable letter of credit with a lending institution and a security deposit in the form of a letter of credit is specified in a Chicago office lease agreement. The letter of credit contains an automatic renewal provision that requires notice of non-renewal to the beneficiary no later than 60 days prior to the current expiration date. The letter of credit expires on June 29, 2010. Under the Chicago office lease agreement, we have the right to reduce the letter of credit to $50 on November 1, 2009.

We have other letters of credit as security for full and prompt performance under various contractual arrangements totaling $1,010. As of May 31, 2009, no amounts had been drawn on the letters of credit.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The provisions of FAS 165 are effective for the quarter ending August 31, 2009. We do not expect the adoption will have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim and annual reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the quarter ending August 31, 2009. We do not expect the adoption will have an impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for the fiscal year beginning June 1, 2009. We do not expect the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial position or results of operations.

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

In May 2008, the Financial Accounting Standard Board issued FASB Staff Position (FSP) No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). This FSP specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, does not grandfather existing instruments, will not permit early application and will require retrospective application to all periods presented. We do not believe that the adoption of APB 14-1 will have a material impact on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

As of May 31, 2009, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Our Debentures bear a fixed interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. Allscripts is also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our bank Credit Facility. Based upon our balance of $43,995 of debt against our Credit Facility as of May 31, 2009, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $440.

As of May 31, 2009, we had cash, cash equivalents and marketable securities in financial instruments of $73,426. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of May 31, 2009, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $734.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allscripts-Misys Healthcare Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of Allscripts-Misys Healthcare Solutions, Inc. and its subsidiaries at May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits, which was an integrated audit for the year ended May 31, 2009. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions during fiscal year 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A, management has excluded Misys Healthcare from its assessment of internal control over financial reporting as of May 31, 2009 because it was acquired in a purchase business combination that was accounted for as a reverse acquisition of the Company during fiscal year 2009. We have also excluded the Misys Healthcare operations from our audit of internal control over financial reporting. The total assets and total revenues of the Misys Healthcare operations represent 21% and 65%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended May 31, 2009.

PricewaterhouseCoopers LLP

Chicago, Illinois

July 30, 2009

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$71,159	$325
Accounts receivable, net of allowances of $6,870 and $3,351 as of May 31, 2009 and 2008, respectively	155,122	48,250
Deferred taxes, net	1,052	852
Inventories	2,583	1,918
Prepaid expenses and other current assets	31,061	9,950

Total current assets	260,977	61,295
Long-term marketable securities	2,267	—
Fixed assets, net	17,343	6,082
Software development costs, net	13,515	—
Intangible assets, net	227,766	8,637
Goodwill	418,431	82,406
Deferred taxes, net	—	8,254
Other assets	12,357	12,594

Total assets	$952,656	$179,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,239	$14,262
Accrued expenses	41,498	12,606
Accrued compensation and benefits	16,567	9,700
Line of credit	—	3,232
Deferred revenue	86,032	27,189
Other current liabilities	792	1,082

Total current liabilities	164,128	68,071
Long-term debt	63,699	—
Deferred taxes, net	20,368	—
Other liabilities	4,091	548

Total liabilities	252,286	68,619
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at May 31, 2009 and 2008	—	—
Common stock:
$0.01 par value, 199,000 shares authorized; 142,397 issued and outstanding at May 31, 2009; 82,886 issued and outstanding at May 31, 2008 (see Note 2)	1,423	829
Additional paid-in capital	846,257	283,133
Accumulated deficit	(147,291)	(173,313)
Accumulated other comprehensive loss	(19)	—

Total stockholders’ equity	700,370	110,649

Total liabilities and stockholders’ equity	$952,656	$179,268

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended May 31,
	2009	2008	2007
Revenue:
System sales	$98,469	$64,627	$71,368
Professional services	51,827	30,943	33,422
Maintenance	196,165	141,531	133,440
Transaction processing and other	187,557	146,670	141,463

Total software and services revenue	534,018	383,771	379,693
Prepackaged medications	14,421	—	—

Total revenue	548,439	383,771	379,693

Cost of revenue:
System sales	52,039	37,086	45,947
Professional services	51,327	26,131	28,508
Maintenance	71,913	57,265	56,634
Transaction processing and other	69,479	56,388	58,039

Total software and services cost of revenue	244,758	176,870	189,128
Prepackaged medications	11,530	—	—

Total cost of revenue	256,288	176,870	189,128

Gross profit	292,151	206,901	190,565
Selling, general and administrative expenses	199,902	117,566	121,101
Research and development	39,431	37,784	40,880
Amortization of intangible assets	6,884	11,320	22,392

Income from operations	45,934	40,231	6,192
Interest expense	(2,162)	(296)	(272)
Interest income and other, net	626	219	94

Income before income taxes	44,398	40,154	6,014
Provision for income taxes	(18,376)	(14,755)	(2,160)

Net income	$26,022	$25,399	$3,854

Net income per share—basic and diluted	$0.21	$0.31	$0.05

Weighted-average shares of common stock outstanding used in computing basic net income per share (see Note 2)	122,591	82,886	82,886

Weighted-average shares of common stock outstanding used in computing diluted net income per share (see Note 2)	127,628	82,886	82,886

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at May 31, 2006	—	$—	82,886	$829	$309,382	$(202,566)	$—	$107,645

Stock-based compensation expense	—	—	—	—	951	—	—	951
Change in net investment from parent, Misys plc	—	—	—	—	(31,281)	—	—	(31,281)
Net income	—	—	—	—	—	3,854	—	3,854

Balance at May 31, 2007	—	$—	82,886	$829	$279,052	($198,712)	$—	$81,169

Stock-based compensation expense	—	—	—	—	2,208	—	—	2,208
Change in net investment from parent, Misys plc	—	—	—	—	1,873	—	—	1,873
Net income	—	—	—	—	—	25,399	—	25,399

Balance at May 31, 2008	—	$—	82,886	$829	$283,133	($173,313)	—	$110,649
Stock-based compensation expense	—	—	—	—	5,770	—	—	5,770
Change in net investment from parent, Misys plc	—	—	—	—	35,350	—	—	35,350
Issuance of 62,998 shares of common stock for purchase of Allscripts (see Note 3)	—	—	62,998	630	562,432	—	—	563,062
Issuance of 1,850 shares of common stock under restricted stock award and option agreements	—	—	1,850	16	4,721	—	—	4,737
Issuance of 87 shares of common stock under the Employee Stock Purchase Plan	—	—	87	1	882	—	—	883
Repurchase of 5,424 shares of common stock	—	—	(5,424)	(53)	(51,494)	—	—	(51,547)
Excess tax benefit realized upon exercise of stock-based compensation	—	—	—	—	5,463	—	—	5,463
Net income	—	—	—	—	—	26,022	—	26,022
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	(19)	(19)

Balance at May 31, 2009	—	$—	142,397	$1,423	$846,257	($147,291)	($19)	$700,370

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended May 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$26,022	$25,399	$3,854
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment losses (see Note 6)	15,876	—	—
Loss on sale of prepackaged medications business (see Note 3)	1,588	—	—
Depreciation and amortization	22,787	16,192	27,838
Stock-based compensation expense	5,770	2,208	951
Excess tax benefits from stock-based compensation	(5,463)	—	—
Provision for doubtful accounts	5,893	2,415	1,709
Deferred taxes	(1,194)	1,952	(4,176)
Changes in operating assets and liabilities:
Accounts receivable	(30,303)	(11,289)	(6,009)
Inventories	231	—	—
Prepaid expenses and other assets	(6,858)	(3,749)	(397)
Other long-term assets	—	(4,594)	—
Accounts payable	(2,924)	(3,836)	(531)
Accrued expenses	(2,036)	(2,781)	2,630
Accrued compensation	(7,740)	(8,391)	(2,745)
Deferred revenue	14,577	(5,703)	(2,676)
Other current liabilities	(149)	—	(866)

Net cash provided by operating activities	36,077	7,823	19,582

Cash flows from investing activities:
Purchase of preferred shares in iMedica	—	(8,000)	—
Capital expenditures	(4,970)	(1,167)	(1,182)
Capitalized software	(14,001)	—	—
Net proceeds received from sale of building	6,450	—	—
Purchase of marketable securities	(2,522)	—	—
Sales and maturities of marketable securities	8,703	—	—
Payment for acquisition of Allscripts	(329,494)	—	—
Net cash acquired in merger with Allscripts	65,728	—	—
Net proceeds from the sale of the prepackaged medications business	8,000	—	—
Payments for other acquisitions	—	—	350

Net cash used in investing activities	(262,106)	(9,167)	(832)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,737	—	—
Proceeds from employee stock purchase plan, net	883	—	—
Change in parent’s net investment, including $330,000 received from Misys plc	358,802	1,873	(31,281)
Line of credit payments	(41,915)	(113,824)	(127,786)
Line of credit borrowings	38,683	113,821	131,021
Payments of capital lease obligations	(1,340)	(1,571)	(1,783)
Payments on promissory note	(2,734)	—	—
Credit Facility payments	(6,005)	—	—
Repurchase of senior convertible notes	(8,164)	—	—
Repurchase of common stock	(51,547)	—	—
Excess tax benefits from stock-based compensation	5,463	—	—

Net cash provided by (used in) financing activities	296,863	299	(29,829)

Net increase (decrease) in cash and cash equivalents	70,834	(1,045)	(11,079)
Cash and cash equivalents, beginning of year	325	1,370	12,449

Cash and cash equivalents, end of year	$71,159	$325	$1,370

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share amounts)

1. Nature of Business

Merger Agreement

On October 10, 2008, Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”) completed the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts, Misys Healthcare Systems, LLC (“MHS”) and Patriot Merger Company, LLC (“Patriot”) which consisted of (i) the cash payment to Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Misys obtained a controlling interest in Allscripts. In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock.

Basis of Presentation

The Transactions constitute a reverse acquisition for accounting purposes. Results of operations for the year ended May 31, 2009 include the results of operations of legacy MHS for the full year ended May 31, 2009 and the results of operations of legacy Allscripts from the completion of the Transactions on October 10, 2008 through May 31, 2009. As such, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the years ended May 31, 2008 and 2007 are the results of operations of MHS only.

Business Overview

Allscripts (the trade name of Allscripts-Misys Healthcare Solutions, Inc.) is a leading provider of clinical software, services, information and connectivity solutions that empower physicians and other healthcare providers to deliver best-in-class patient safety, clinical outcomes and financial results. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various clinical software applications, including Electronic Health Records (EHR), practice management, revenue cycled management, clearinghouse services, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and discharge management solutions, document imaging solutions, and a variety of solutions for home care and other post-acute facilities. We have reported our financial results utilizing three business segments: clinical solutions, health solutions and prepackaged medications. However, on March 16, 2009, we disposed of our prepackaged medications business and, as a result, will, in respect of future periods, report financial results in our two remaining segments, clinical solutions and health solutions.

Our clinical solutions segment includes both our Enterprise business for large physician practices and Integrated Delivery Networks, and our Professional business for smaller or independent physician practices, providing such practices with clinical and practice management software solutions and related services. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Our practice management solutions combine scheduling and revenue cycle management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. Our electronic prescribing solutions include a Web-based stand-alone solution offered free-of-charge to any licensed prescriber, and solutions that are integrated into each of our EHRs. And our Web-based suite of revenue cycle management and clearinghouse services solutions—available on a stand-alone basis or integrated into our practice management solutions—address every step in the reimbursement cycle for healthcare organizations, clearinghouses and payers.

Our health system solutions segment provides offerings for hospitals that are seeking Emergency Department Information System (EDIS) and care management solutions, as well as post-acute facilities such as home health providers, hospices and skilled nursing facilities. Allscripts ED (formerly HealthMatics ED) is an EDIS that electronically streamlines processes for large hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT, a legacy EDIS product, offers similar functionality for streamlining the Emergency Department care process in small hospitals. Allscripts Care Management (formerly Canopy and ECIN) is a Web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits. Allscripts Post Acute solutions include: Referral Management, Referral Management Plus, Allscripts Mobile and Core System Integration. These solutions streamline the transition of care process between hospitals and post-acute care facilities. Our solution for home health providers is an integrated system that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office.

Cost of revenue for Allscripts’ clinical solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, third-party transaction processing costs, amortization of acquired proprietary technology, depreciation and amortization and other direct engagement costs. Cost of revenue for Allscripts’ health solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, depreciation and amortization and other direct engagement costs. Cost of revenue for the prepackaged medications segment consists primarily of the cost of the medications, cost of salaries, bonuses and benefits for repackaging personnel, shipping costs, repackaging facility costs and other costs. In addition, the cost of revenue for all segments include certain services performed by Misys under a Shared Services Agreement (see Note 14).

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, non-capitalizable product development expenses and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment. In addition, selling, general and administrative expenses include certain services performed by Misys under a Shared Services Agreement (see Note 14).

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

Interest expense consists primarily of interest on our 3.50% Senior Convertible Debentures due 2024 (the “Debentures”), interest on capital leases and interest expense on our Credit Facility. Interest income and other consists primarily of interest earned on cash and marketable securities.

2. Summary of Significant Accounting Policies

Basis of Presentation

On October 10, 2008, Allscripts Healthcare Solutions, Inc. (which changed its name to Allscripts-Misys Healthcare Solutions, Inc. on October 10, 2008) (together with its subsidiaries, “Allscripts” or the “Company”

unless the context otherwise requires) completed the Transactions. As a result of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Allscripts changed its fiscal year end to May 31. Since the Transactions constitute a “reverse acquisition” for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts with legacy Allscripts results being included from October 10, 2008.

As a result of the reverse acquisition, the historical operations of MHS have been presented as the historical financial statements of Allscripts. General corporate expenses incurred prior to October 10, 2008 and reported in the prior period financial statements contain allocations of operating costs between MHS and its former parent, Misys. These costs include executive salaries, accounting and legal fees, departmental costs for accounting, finance, legal, information technology, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues and number of employees. Management believes these allocations are made on a reasonable basis; however, the financial statements included herein may not necessarily reflect Allscripts results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had MHS operated as a stand-alone entity prior to October 10, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted the provisions of the SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the fair value method prescribed by SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements.

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

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is accounted for under SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Such revenue is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For agreements that are deemed to have extended payment terms, revenue recognition is limited to amounts due and payable.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts, as referenced in SOP 97-2.” Allscripts recognizes revenue on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software in accordance with SOP 97-2 assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the written and implied arrangement terms do not satisfy the criteria for revenue recognition.

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

Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may affect management’s analysis of EITF 00-21 criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

In accordance with Emerging Issues Task Force Issue Number 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), the Company records reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations. These amounts totaled approximately $4,074, $3,259, and $3,410 for the three years ended May 31, 2009, 2008, and 2007, respectively.

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based upon contractual renewal rates. Revenue from electronic data interchange (“EDI”) services is recognized as services are provided and is determined based on the volume of transactions processed. Revenue from the sale of prepackaged medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience following the provisions of FAS No. 48, “Revenue Recognition When Right of Return Exists.”

As of May 31, 2009 and 2008, there was $35,964 and $16,601, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	May 31,
	2009	2008
Prepayments and billings in excess of revenue earned on contracts in progress for software and services	$40,255	$18,346
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance	45,777	8,843

Total deferred revenue	$86,032	$27,189

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalent balances at May 31, 2009 and 2008 consist of cash and money market funds with original maturities at the time of purchase of less than 90 days. Allscripts’ cash, cash equivalents and long-term marketable securities are invested in overnight repurchase agreements, money market funds, and mortgage and asset-backed bonds. The carrying value of cash and cash equivalents and long-term marketable securities held by Allscripts are as follows:

	May 31,
	2009	2008
Cash and cash equivalents:
Cash and cash equivalents	$71,159	$325

	71,159	325
Long-term marketable securities:
Mortgage and asset-backed bonds	2,267	—

	2,267	—

Total cash, cash equivalents and marketable securities	$73,426	$325

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

As of May 31, 2009, marketable securities were classified as available-for-sale and carried at their fair value, with the unrealized gains and losses reported net of tax in a separate component of stockholders’ equity. The Company had no marketable securities at May 31, 2008. The components of the net unrealized loss on marketable securities are as follows, all net of tax:

	As of May 31,
	2009	2008
Long-term marketable securities:
Gross unrealized gains	$14	$—
Gross unrealized losses	(33)	—

Total net unrealized losses on marketable securities	($19)	$—

For the year ended May 31, 2009, net realized gains were $58. There were no realized gains or losses on marketable securities for the years ended May 31, 2008 and 2007.

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in other expense, net. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income. There were no other-than-temporary declines for the years ended May 31, 2009, 2008 and 2007.

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

Inventories

Inventories, which consist primarily of technology hardware, are carried at the lower of cost or market with cost being determined using the specific identification method.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. The depreciable life of leasehold improvements is the shorter of the lease term or the useful life. Upon asset retirement or other disposition, cost and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the consolidated statements of operations. Amounts expended for repairs and maintenance are expensed as incurred.

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

Allscripts has selected May 31 as the date of its annual impairment test of goodwill. No indicators of impairment were identified as a result of its annual impairment test performed on May 31, 2009.

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

Investment in Medem

Allscripts holds an investment in Medem totaling $1,419 as of May 31, 2009. The investment has been accounted for under the cost basis of accounting and is recorded in other assets in the consolidated balance sheet. The fair value of the investment is dependent upon the actual and forecast financial performance of Medem, its market indicators of value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record an impairment charge. During the fourth quarter of fiscal year 2009 Allscripts recorded a $1,800 impairment charge on its investment in Medem.

Software Development Costs

Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. During fiscal year 2009, software development costs in the amount of $14,001 were capitalized. There were no software development costs capitalized in fiscal years 2008 and 2007. A total of $13,515 is the unamortized balance of capitalized software as of May 31, 2009. Upon the availability for general release, Allscripts commences amortization of the software on a product by product basis. Amortization is recorded based on the straight-line method over the remaining estimated economic life of the product, including the period being reported on, which is estimated to be three years. Amortization of capitalized software development costs amounted to $486 during fiscal year 2009. There was no amortization of capitalized software recorded during fiscal years 2008 and 2007.

At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy Allscripts’ responsibility set forth at the time of sale. There were no write-offs of capitalized software for the fiscal years ended May 31, 2009, 2008 and 2007.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets or liabilities are established for temporary differences between financial and tax reporting bases and for tax carryforward items and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the years ended May 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Net income	$26,022	$25,399	$3,854
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	(19)	—	—

Comprehensive income	$26,003	$25,399	$3,854

Net Income Per Share

Allscripts accounts for net income per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the presentation of “basic” income per share and “diluted” income per share. Basic income per share is computed by dividing the net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options, restricted stock awards and conversion of the Debentures.

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Year Ended May 31,
	2009	2008	2007
Net earnings available for diluted per-share calculation:
Net income	$26,022	$25,399	$3,854
Interest expense on Debentures, net of tax	457	—	—

Net earnings available for diluted per-share calculation	$26,479	$25,399	$3,854

	May 31,
	2009	2008	2007
Weighted average shares outstanding:
Basic	122,591	82,886	82,886
Dilutive effect of options and restricted stock awards	2,586	—	—
Dilutive effect of Debentures	2,451	—	—

Diluted	127,628	82,866	82,866

For the years ended May 31, 2008 and 2007, the basic and diluted share count includes only the shares issued to Misys in connection with the October 10, 2008 transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition.

Under the provisions of EITF 04-8, the as-if converted 2,451 shares and interest expense related to our Debentures were included in the diluted share count for the year ended May 31, 2009.

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

Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements, if appropriate. The provision for bad debt expense aggregated $5,893, $2,415 and $1,709 in fiscal years 2009, 2008, and 2007, respectively.

The majority of revenue is derived from customers located in the United States. All long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in fiscal year 2009, 2008, and 2007.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The provisions of FAS 165 are effective for the quarter ending August 31, 2009. We do not expect the adoption will have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim and annual reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the quarter ending August 31, 2009. We do not expect the adoption will have an impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for the fiscal year beginning June 1, 2009. We do not expect the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial position or results of operations.

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

In May 2008, the Financial Accounting Standard Board issued FASB Staff Position (FSP) No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). This FSP specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, does not grandfather existing instruments, will not permit early application and will require retrospective application to all periods presented. We do not believe that the adoption of APB 14-1 will have a material impact on our consolidated financial position or results of operations.

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

3. Business Combinations

Allscripts Healthcare Solutions, Inc. and Misys Healthcare Systems

On March 17, 2008, Allscripts entered into the Merger Agreement with Misys plc, MHS and Patriot. On October 10, 2008, Allscripts and MHS completed the Transactions. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts in a reverse merger, Misys plc purchased $330,000 of Allscripts common stock and Misys plc obtained a controlling interest in Allscripts. In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys plc, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The combined company has a client base of approximately 160,000 U.S. physicians and 800 hospitals and is positioned to help physicians provide better patient care, manage their business more effectively and connect with their patients and other key healthcare stakeholders.

The Allscripts and MHS merger has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As MHS is the accounting acquiror, the historical financial statements are those of MHS. The assets acquired and liabilities assumed of Allscripts have been recorded at the date of acquisition at their respective fair values.

The results of operations of Allscripts are included in the accompanying consolidated statements of operations from the date of the completion of the Transactions, October 10, 2008. The total purchase price for the acquisition is $569,198 and is comprised of the following:

Fair value of Allscripts Healthcare Solutions, Inc. (62,998 Allscripts common shares at $8.77, the closing stock price of Allscripts on October 10, 2008)	$552,494
Share-based compensation value	10,567
Acquisition-related transaction costs	6,137

Total preliminary purchase price	$569,198

The purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Allscripts is in the process of completing a valuation of the assets acquired and liabilities assumed, including the resolution of certain tax matters. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the Transactions.

The purchase price has been preliminarily allocated as follows:

Acquired cash and marketable securities	$410,374
Accounts receivable, net	88,306
Prepaids and other current assets	17,685
Fixed assets and other long-term assets	24,144
Goodwill	336,025
Intangible assets	236,600
Deferred tax liability, net	(29,629)
Accounts payable and accrued liabilities	(385,640)
Deferred revenue	(44,389)
Long-term debt	(80,602)
Other liabilities	(3,676)

Net assets acquired	$569,198

Goodwill was determined based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Allscripts’ history of profitability and high operating margins, strong sales force and overall employee base, and position in the healthcare information technology market.

We have allocated $336,025 to goodwill and $236,600 to intangible assets. Allocated intangible assets consists of $180,600, $53,000 and $3,000 attributed to the clinical solutions, health solutions and prepackaged medications segments as of the date of the October 10, 2008 acquisition, respectively. Of the $236,600 of acquired intangible assets, $52,000 was assigned to registered trade names, which have an indefinite life and are not subject to amortization. The remaining $184,600 of intangible assets acquired consist of the following; $49,000 was assigned to service and maintenance contracts with a useful life of 20 years, $44,000 was assigned to developed technology rights with a useful life of 7 years, $3,000 was assigned to developed technology rights with a useful life of 4 years, $38,000 was assigned to core technology with a useful life of 12 years, $21,000 was assigned to customer relationships with a useful life of 20 years, $15,000 was assigned to ASP contracts with a useful life of 13 years, $7,000 was assigned to service and maintenance contract backlog with a useful life of 2 years, $5,000 was assigned to provider relationships with a useful life of 15 years, $2,000 was assigned to service backlog with a useful life of 3 years and $300 was assigned to Allscripts’ non-compete agreement with a useful life of 1 year, and $300 was assigned to favorable leasehold interests with a useful life of 6 years. The intangible assets are being amortized on a straight-line basis over their average useful lives. The above values and lives are subject to change upon completion of the valuation process.

The following unaudited pro forma information assumes the Allscripts and MHS merger occurred at the beginning of each of the periods being presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the Transactions occurred at the beginning of each of the periods being presented, nor of future results of operations. The unaudited pro forma results for the fiscal years ended May 31, 2009 and 2008 are as follows:

	Year Ended May 31,
	2009	2008
Total revenue	$639,515	$615,812
Net income	$20,222	$28,036
Earnings per share:
Basic and diluted	$0.13	$0.20

Weighted average shares outstanding—basic	152,112	139,501

Weighted average shares outstanding—diluted	157,149	140,436

The unaudited pro forma information for the fiscal year ended May 31, 2009 and 2008 include the following adjustments:

•

Increase in revenue for legacy Allscripts pre-merger revenue of $124,474 and $300,446 for fiscal 2009 and 2008, respectively, partially offset by a decrease in revenue for fiscal 2009 and 2008 of approximately $3,698 and $11,487, respectively, relating to deferred revenue purchase accounting adjustments. The deferred revenue adjustments resulted in a decrease in net income, net of tax, of $2,167 and $6,732 for fiscal year 2009 and 2008, respectively.

•

Net increase (decrease) in net income of ($3,476) and $12,500 for fiscal year 2009 and 2008, respectively, representing legacy Allscripts pre-merger net income or loss offset by the elimination of pre-merger related costs that would have been excluded from earnings due to the pro forma information assuming that the merger occurred on June 1, 2008 and June 1, 2007. There were no pre-merger costs recorded in fiscal 2008.

•

An increase (decrease) to amortization expense, net of tax, of approximately ($1,343) and $231 for fiscal year 2009 and 2008, respectively, related to management’s preliminary estimate of the fair value of intangible assets acquired as a result of the Transactions that were completed on October 10, 2008 which were offset by the elimination of all legacy Allscripts’ historical intangible asset and capitalized software amortization for all applicable periods.

•

On March 16, 2009, Allscripts sold its prepackaged medications business and on September 30, 2008, legacy Allscripts closed on the sale of the Physicians Interactive business (“PI”). The revenue and net income for prepackaged medications of $29,700 and $1,500 for fiscal 2009, respectively, and $41,900 and $2,100 for fiscal 2008, respectively, have been excluded from the pro forma presentation. The revenue and net income for PI of $15,018 and $800, respectively, has been excluded from the fiscal 2008 presentation.

Sale of Prepackaged Medications Business

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”) for a total of $8,000 in cash consideration. In addition, Allscripts entered into a Marketing Agreement with A-S on March 16, 2009 which provides that Allscripts will earn annual fees for providing various marketing services of $3,600 per year over the five year term for a total of approximately $18,000. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts tradename, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. The Marketing Agreement contains a provision that could result in a reduction of annual fees not to exceed $1,200 per year if a material adverse change in law, as defined, results in a significant reduction in Medications Services customer revenues related to the Meds Agreement, as defined.

The sale of the prepackaged medication business resulted in a loss of approximately $1,588, which has been recorded in selling, general and administrative expenses for the year ended May 31, 2009. The loss on the sale for the year ended May 31, 2009 was calculated as follows:

Consideration received for the sale of prepackaged medications business	$8,000
Less net assets sold:
Accounts receivable, net	5,871
Inventories, net	2,163
Fixed assets, net	816
Intangible assets, net	2,751
Other, net	194
Accounts payable and accrued expenses	(2,207)

Net assets sold	9,588

Loss on sale of prepackaged medications business	($1,588)

4. Fixed Assets

Fixed assets as of May 31 consist of the following:

	Estimated Useful Life	2009	2008
Computer equipment and software	3 years	$28,910	$22,822
Furniture and equipment	7 years	8,558	6,213
Leasehold improvements	7 years	5,856	4,016
Assets under capital lease	3 years	5,331	—

		48,655	33,051
Less accumulated depreciation and amortization		(31,312)	(26,969)

Fixed assets, net		$17,343	$6,082

Depreciation and amortization expense was $6,892, $3,259, and $3,833 in fiscal years 2009, 2008, and 2007, respectively.

5. Goodwill, Intangible Assets and Impairments

The following table summarizes goodwill and intangible assets by asset class. Goodwill at May 31, 2009, consists of $345,117 and $73,314 related to the clinical solutions and health solutions segments, respectively. Goodwill at May 31, 2008, consists of $82,406 that is entirely allocated to the clinical solutions segment.

Goodwill and intangible assets as of May 31 consist of the following:

	2009			2008
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets
Proprietary technology	$197,660	$118,895	$78,765	$115,660	$111,244	$4,416
Customer contracts and relationships	321,355	224,537	96,818	221,755	217,849	3,906
Trade name	—	—	—	19,656	19,341	315
Strategic agreements	19,656	19,473	183	—	—	—

	538,671	362,905	175,766	357,071	348,434	8,637

Unamortized intangible assets
Registered trademarks	52,000	—	52,000	—	—	—
Goodwill	855,940	437,509	418,431	519,915	437,509	82,406

	907,940	437,509	470,431	519,915	437,509	82,406

Total goodwill and intangible assets	$1,446,611	$800,414	$646,197	$876,986	$785,943	$91,043

The proprietary technology, customer contracts and relationships, trade names and strategic agreement intangible assets are being amortized over their average useful lives. Allscripts recorded amortization expense related to the intangible assets amounting to $15,408, $12,933, and $24,005 for the years ended May 31, 2009, 2008 and 2007, respectively. Of the total amortization expense, amounts related to proprietary technology of $8,524, $1,613, and $1,613 for the years ended May 31, 2009, 2008, and 2007, respectively, have been included in cost of revenue, system sales. Estimated amortization expense for the intangible assets that exist as of May 31, 2009 is as follows:

Year Ended May 31,
2010	$21,539
2011	18,612
2012	15,921
2013	15,388
2014	15,388
Thereafter	88,918

Total	$175,766

6. Investment in Minority Interests

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

As of May 31, 2009, Allscripts owns 2,338 shares, or 18.7%, of Medem’s Series A Voting Common Stock and 250 shares, or 4.3%, of Medem’s Series B Common Stock (combined 14.1% equity ownership). Allscripts’ total investment in Medem is $1,419 under the cost basis of accounting as of May 31, 2009 and is recorded in other long-term assets on the consolidated balance sheets. During fiscal year 2009, Allscripts determined that its investment in Medem was impaired and a charge of $1,800 was recorded in selling, general and administrative expenses.

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

As part of the Agreement, MHS agreed to pay iMedica a total of $12,000 in cash contingent upon delivery by iMedica and acceptance by Allscripts of the source code and services, and to surrender Allscripts’ minority equity stake in iMedica along with any outstanding prepaid royalties. Misys plc agreed to make the $12,000 payment on MHS’ behalf. During fiscal year 2009, the Company reviewed the fair market value of its iMedica source code license and determined that it was impaired. The impairment was valued by comparing the expected discounted future cash flows to be generated by the iMedica source code license to its carrying value. The resulting impairment charge of $14,076 was recorded in selling, general and administrative expenses during fiscal year 2009. The net iMedica source code license asset was $9,811 as of May 31, 2009 and is included in other assets on the consolidated balance sheet.

7. Long-Term Debt and Bank Credit Facility

Long-term debt outstanding as of May 31, 2009 and 2008 consists of the following:

	May 31,
	2009	2008
Long-term revolving Credit Facility, LIBOR plus 2.00% interest	$43,995	$—
3.50% Senior Convertible Debentures	19,704	—

Total long-term debt	$63,699	$—

Interest expense and debt issuance cost amortization for the year ended May 31, 2009 was $1,469 and $470, respectively.

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

The Credit Facility provides for a total unsecured commitment of $125,000, an increase of $50,000 from the First Amendment to Credit Facility, and matures on August 15, 2012. The Credit Facility may, subject to the terms and conditions set forth therein including the receipt of additional commitments from lenders, be increased up to a maximum amount not to exceed $150,000. The Credit Facility is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans. On December 31, 2007, $50,000 in borrowings were incurred to finance the acquisition of ECIN. The Credit Facility bears interest at LIBOR plus 2.00%, which rate is based upon the Company’s leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year.

As of May 31, 2009, $43,995 in borrowings and $5 in letters of credit were outstanding under the Credit Facility. As of May 31, 2009, the interest rate on the Credit Facility was LIBOR plus 2.00%. There is no default under the Credit Facility as of May 31, 2009. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis.

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Debentures”). Holders of $54,632 principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of 4,854 shares of Allscripts common stock by virtue of the Transactions on October 10, 2008. As a result of further actions taken by holders of the Debentures in connection with the Transactions, discussed in greater detail below, there were $19,704 of Debentures outstanding as May 31, 2009. The Debentures can be converted, in certain circumstances, into approximately 2,451 shares of common stock based upon a conversion price of approximately $8.04 per share, subject to adjustment for certain events. The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of Allscripts’ common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter exceeds $10.45 per share; (ii) if Allscripts calls the Debentures for redemption; or (iii) upon the occurrence of certain specified corporate transactions, as defined. Allscripts has the right to deliver common stock, cash or a combination of cash and shares of common stock.

On November 7, 2008, Allscripts launched an offer to purchase for cash all of the $27,868 of Debentures then outstanding at a purchase price equal to 100% of the principal amount of the Debentures being repurchased ($1,000 per each $1,000 principal amount outstanding) plus any accrued and unpaid interest, pursuant to the terms of the indenture governing the Debentures. The offer to purchase the outstanding Debentures expired on December 9, 2008, with $8,164 of the $27,868 outstanding Debentures being repurchased for cash.

Allscripts may redeem some or all of the Debentures for cash any time on or after July 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require Allscripts to repurchase some or all of the Debentures on July 15, 2014 and 2019 or, subject to certain exceptions, upon a change of control of Allscripts.

During July 2009 Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption in which payment will be made in August 2009. As a result of the call exercised by Allscripts, the Holders of the Debentures have the right to convert the Debentures into common stock prior to payment redemption. Allscripts’ intent is to borrow against the Credit Facility for any remaining Debenture redemption obligation.

Promissory Notes

MHS had an unsecured $8,000 line of credit promissory note with a national bank, which bore interest at LIBOR plus 0.5% and expired on October 31, 2008. The outstanding balance on the line of credit was $3,232 as of May 31, 2008 and there is no line of credit balance as of May 31, 2009 since the letter of credit was paid in full upon consummation of the Transactions on October 10, 2008.

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

The table below presents long-term debt maturities as of May 31, 2009.

Fiscal Year	3.5% Senior convertible debt	Long-term revolving Credit Facility	Total
2010	$—	$—	$—
2011	—	—	—
2012	—	43,995	43,995
2013	—	—	—
2014 and thereafter	19,704	—	19,704

Total	$19,704	$43,995	$63,699

8. Income Taxes

Prior to October 10, 2008, income taxes for MHS were calculated on a separate return basis; however, its operations were historically included in the U.S. federal and state returns of the U.S. Misys consolidated group of companies. Subsequent to the closing of the Transactions, income taxes are calculated on a consolidated basis.

On June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109 (FAS 109) which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company established a FIN 48 liability of $3,124 primarily related to pre-acquisition NOL’s for the Allscripts group, which has been provided for as part of the accounting for the business combination between Allscripts and MHS. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes.

The following table reconciles unrecognized tax benefits from adoption of FIN 48 at June 1, 2007 to May 31, 2009:

	Year Ended May 31,
	2009	2008
Balance at June 1, 2008 and 2007	$—	$—
Increases for tax positions related to the current year	—	—
Increases related to acquisition purchase accounting	3,124	—
Decreases for tax positions related to prior years	—	—
Reductions due to lapsed statute of limitations	—	—

Balance, end of year May 31, 2009 and 2008	$3,124	$—

The Company does not anticipate that within the next 12 months that the total amount of unrecognized tax benefits will significantly increase or decrease. If these unrecognized tax benefits of $3,124 at May 31, 2009 were recognized, they would have decreased the Company’s annual effective tax rate. Interest and penalties of approximately $500 have been recorded where appropriate for these tax positions.

For federal purposes, 1993 to 2009 tax years remain subject to income tax examination by federal authorities. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs. For the Company’s major state tax jurisdictions, 2003 to 2009 tax years remain subject to income tax examination by state tax authorities.

The following is a summary of the components of the provision for income taxes:

	Year Ended May 31,
	2009	2008	2007
Current tax provision
Federal	$ 3,705	$11,637	$5,743
State	4,399	1,166	593

	8,104	12,803	6,336

Deferred tax provision
Federal	10,816	1,775	(3,779)
State	(544)	177	(397)

	10,272	1,952	(4,176)

Income tax expense	$18,376	$14,755	$2,160

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended May 31,
	2009	2008	2007
United States federal tax at statutory rate	35.0%	35.0%	35.0%
Items affecting federal income tax rate
State taxes (net of federal benefit)	5.9	3.3	3.6
Meals and entertainment	1.0	0.8	6.6
Research and development credit	0.0	0.0	(3.9)
Domestic manufacturing deduction	(0.1)	(1.6)	(3.1)
Other	(0.4)	(0.8)	(2.3)

Provision for income taxes	41.4%	36.7%	35.9%

Significant components of the Company’s deferred tax assets and liabilities as of May 31, and 2009, 2008 consist of the following:

	Year Ended May 31,
	2009	2008
Deferred tax assets
Accruals and reserves, net	$1,344	$1,065
Allowance for doubtful accounts	3,251	1,290
Deferred revenue	—	68
Inventory	508	302
Stock-based compensation	4,388	2,886
Property and equipment	624	—
Net operating loss carryforwards	59,172	5,033
Other	2,270	418

Total deferred tax asset	71,557	11,062

Deferred tax liabilities
Property and equipment	—	(84)
Intangible assets	(86,714)	—
Prepaid commissions	(4,051)	(1,872)
Other	(108)	—

Total deferred tax liabilities	(90,873)	(1,956)

Net deferred tax asset (liability)	($19,316)	$9,106

As of May 31, 2009, the Company had federal and state net operating loss carryforwards of $164,744 and $2,326, respectively. The net operating loss carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

The net deferred tax asset (liability) is classified in the consolidated balance sheets as of May 31, 2009 and 2008 as follows:

	Year Ended May 31,
	2009	2008
Current deferred tax assets	$5,103	$2,724
Current deferred tax liabilities	(4,051)	(1,872)

Current deferred tax assets (net)	1,052	852

Non-current deferred tax assets	66,466	8,338
Non-current deferred tax liabilities	(86,834)	(84)

Non-current deferred tax assets (liabilities), net	(20,368)	8,254

Net deferred tax asset	($19,316)	$9,106

9. Stock Award Plans

During the three years ended May 31, 2009, Allscripts recorded stock-based compensation cost in accordance with SFAS 123(R) as follows:

	Year Ended May, 31
	2009	2008	2007
Stock-based compensation:
Allscripts-Misys Healthcare Solutions, Inc. stock-based compensation expense	$4,317	$—	$—
Misys plc stock-based compensation expense	1,453	2,208	951

Total stock-based compensation	$5,770	$2,208	$951

Allscripts Stock Plan—Restricted Stock Awards and Units

During the year ended May 31, 2009, management awarded 3,110 shares of restricted stock units to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with a weighted average fair value of $8.65 per share. Certain of such awards were made subject to stockholder approval. As discussed in Note 14 below, Misys has agreed to cause shares of our common stock under its control to be voted in favor of a proposal to increase the shares available under the 1993 Stock Incentive Plan. The awards of restricted stock units have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any unvested restricted stock units will be forfeited unless otherwise provided in an employee’s employment agreement. As of May 31, 2009, $22,377 of unearned compensation related to unvested awards of restricted stock units was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock units outstanding at May 31, 2009 and changes during the year then ended:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock units at May 31, 2008	—	$—
Unvested awards assumed as of October 10, 2008 Transactions	380	$10.21
Awarded	3,110	$8.65
Vested	(202)	$8.89
Forfeited	(120)	$9.99

Unvested restricted stock units at May 31, 2009	3,168	$8.65

Allscripts Stock Plan—Stock Options

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of May 31, 2009, there was no unrecorded deferred stock-based compensation balance related to stock options. Allscripts did not grant any stock options during the year ended May 31, 2009.

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at May 31, 2008	—	$—	—	$—
Balance assumed as of October 10, 2008 Transactions	5,994	$4.77
Options exercised	(1,648)	$2.93
Options forfeited	(112)	$16.25

Balance at May 31, 2009	4,234	$5.20	4,234	$5.20

The aggregate intrinsic value of stock options outstanding and vested as of May 31, 2009 was $35,115, which is based on Allscripts’ closing stock price of $12.91 as of May 29, 2009. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The total cash received from employees as a result of employee stock option exercises during the year ended May 31, 2009 was $4,737, net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

Information regarding stock options outstanding at May 31, 2009 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.92—$1.52	363	$1.36	363	$1.36
$1.70—$2.70	852	$1.70	852	$1.70
$2.71—$2.71	495	$2.71	495	$2.71
$3.25—$3.72	478	$3.47	478	$3.47
$4.57—$5.09	610	$4.72	610	$4.72
$5.13—$5.13	644	$5.13	644	$5.13
$5.41—$14.27	613	$10.46	613	$10.46
$16.83—$68.30	179	$24.53	179	$24.53

	4,234	$5.20	4,234	$5.20

The weighted average remaining contractual life of the options outstanding as of May 31, 2009 ranges from approximately 1 year to 6 years.

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

Allscripts treats the ESPP as a non-compensatory plan in accordance with SFAS No. 123(R). There were 87 shares purchased under the ESPP for the year ended May 31, 2009.

Misys plc Stock Plan

Misys plc operates several share-based compensation plans. The Misys plc plans include both market price awards (options priced at fair value of Misys plc stock at date of grant) and nil cost awards (zero strike price). Certain of the awards include performance-based vesting conditions, otherwise options vest over a service period that is generally three years. Periodically, and in accordance with the plans, Misys plc grants share options to employees of Allscripts. The fair value of these awards is recorded as compensation cost over the term of vesting period.

The fair value of awards that contain performance-based vesting conditions was estimated at the date of grant using the Monte Carlo option pricing model. For all other awards, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model.

The following assumptions have been used in the option pricing models:

	2009	2008	2007
Risk-free interest rate	3.1%-5.0%	3.8%-5.5%	4.5%-5.0%
Dividend yield	0%	0%-3.1%	3.2%
Volatility
Market value awards	N/A	N/A	43%-56%
Nil cost awards	39%-42%	32%-37%	33%-37%
Expected life (years)
Market value awards	N/A	N/A	3.0-6.5
Nil cost awards	1.0-3.0	2.0-3.0	2.8-3.2

Volatility was calculated using Misys plc share price history for the period equivalent to the expected life. For awards with performance-based service conditions, vesting is tied to either total shareholder return, Misys plc earnings per share or Misys plc stock price. Additional variables used in the Monte Carlo option pricing model related to market benchmarked performance conditions include volatility of 42%, 33%, and 32% and correlation coefficient of 0.30, 0.16, and 0.17 years ended May 31, 2009, 2008, and 2007, respectively.

Additional information with respect to the plan activity related to Allscripts for the three years ended May 31, 2009 is summarized as follows:

	Nil Cost		Market Value
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
At May 31, 2006	2,020		10,495	$5.35
Granted	1,997	$3.42	400	4.34	$1.52
Exercised	(474)		(770)	3.65
Canceled or expired	(1,359)		(2,005)	5.19

At May 31, 2007	2,184		8,120	5.85
Granted	882	2.68	—	—	—
Exercised	(532)		(258)	3.68
Canceled or expired	(702)		(2,590)	6.53

At May 31, 2008	1,832		5,272	5.67
Granted	3,033	$0.95	—	—	—
Exercised	(439)		—	—
Canceled or expired	(577)		(2,054)	3.95
Transfers	66		414	—

At May 31, 2009	3,915		3,632

Options exercisable	—		3,393	$4.71

The weighted-average fair value of all options granted during the fiscal years ended May 31, 2009, 2008 and 2007 was $0.95, $2.68, and $3.42 per share, respectively. The weighted-average remaining contractual term of options outstanding was 2.20 years as of May 31, 2009. The weighted average remaining contractual term of options exercisable was 0.83 years as of May 31, 2009. The total compensation cost related to non-vested awards not yet recognized as of May 31, 2009 was $2,397 and the weighted average period over which it will be recognized is 1.28 years. The aggregate intrinsic value of all options outstanding and all options exercisable at May 31, 2009 was $10,546 and $0, respectively. The total intrinsic value of options exercised during fiscal year 2009 was $6,133.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0	3,915	3.05	$—	—	$—
$2.83—$3.87	1,774	1.96	$3.36	1,535	$3.28
$4.27—$4.30	975	1.15	$4.30	975	$4.30
$4.96—$10.65	881	0.09	$7.65	881	$7.65
$17.06	2	0.79	$17.06	2	$17.06

	7,547			3,393

10. Stock Repurchase Agreement with Misys plc and its Affiliates

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

On February 10, 2009, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $150,000 of its common stock over two years. Repurchases may be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases also have been made from Misys pursuant to the Stock Repurchase Agreement, dated as of February 10, 2009 (the “Misys Repurchase Agreement”), by and among Misys, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts. The aggregate amount of shares purchased pursuant to the repurchase plan, whether pursuant to any 10b5-1 plan, Rule 10b-18 or the Misys Repurchase Agreement, will not exceed the lesser of $150,000 (including commissions) or 15,000 shares. During the quarter ended May 31, 2009, the Company repurchased and cancelled 2,349 shares of common stock from the open market and 3,075 shares of common stock from Misys. In total through May 31, 2009, the Company has repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. The remaining authorized amount for stock repurchase under the program is approximately $98,453, which program will terminate on February 10, 2011.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share	Total Dollar Value Purchased To-Date	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/1/09—3/31/09	857	$9.22	$7,904	$142,096
4/1/09—4/30/09	4,078	$9.28	$45,741	$104,259
5/1/09—5/31/09	489	$11.87	$51,547	$98,453

11. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense from operations was $9,895, $8,980, and $10,148 in fiscal years 2009, 2008, and 2007, respectively.

Future minimum lease payments under capital leases and the non-cancelable operating leases as of May 31, 2009 are as follows:

	Capital leases	Operating leases
2010	$873	$8,271
2011	415	6,920
2012	57	6,193
2013	—	6,129
2014	—	6,118
Thereafter	—	14,702

	$1,345	$48,333

Less amount representing interest	(105)

	1,240
Current portion of capital lease obligation	792

Capital lease obligation, net of current portion	$448

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

Allscripts has organized its business around groups of similar customers, which resulted in three reportable segments: clinical solutions, health solutions and prepackaged medications. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Health solutions include software, related installation and training services, and the resale of related hardware. The prepackaged medications segment derives its revenue from the prepackaged medications business, including wholesale medication sales and on-site medication dispensing. On March 16, 2009, Allscripts completed the sale to A-S Medication Solutions LLC (“A-S”) of certain assets comprising of our prepackaged medications business pursuant to an Asset Purchase Agreement (the “Meds Agreement”).

Allscripts does not track its assets by segment and does not allocate interest expense or income taxes to its operating segments. In addition, the Company records corporate selling, general, and administrative expenses, corporate research and development, and amortization of intangibles in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of the operating segments.

	Year Ended May 31,
	2009	2008	2007
Revenue:
Clinical solutions	$457,402	$347,891	$351,703
Health solutions	76,616	35,880	27,990
Prepackaged medications	14,421	—	—

Total revenue	$548,439	$383,771	$379,693

Income from operations:
Clinical solutions	$118,552	$59,997	$32,195
Health solutions	30,713	12,305	8,348
Prepackaged medications	1,121	—	—
Unallocated corporate	(97,568)	(20,751)	(11,959)
Amortization of intangible assets	(6,884)	(11,320)	(22,392)

Income from operations	45,934	40,231	6,192
Interest expense	(2,162)	(296)	(272)
Interest and other income (expense), net	626	219	94

Income before income taxes	$44,398	$40,154	$6,014

13. Supplemental Disclosure of Cash Flow Information

	Year Ended May 31,
	2009	2008	2007
Cash paid during the period for:
Interest on long-term debt	$2,528	$296	$272
Income taxes	$9,786	—	—
Deemed distribution from parent for acquisition-related transaction costs	$6,137	—	—

Prior to consummation of the Transactions, legacy MHS was an operating unit of Misys and therefore included in tax returns of the U.S. Misys plc consolidated group. Accordingly, no income taxes paid are presented for the years ended May 31, 2008 and 2007.

14. Related Party Transactions

Misys plc Corporate Expenses

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy MHS, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs. Selling, general and administrative expenses in the consolidated statements of operations include corporate expense allocations of $5,219, $10,332, and $6,379, for the periods June 1, 2008 to October 10, 2008, fiscal year 2008 and 2007, respectively.

Shared Services Agreement

On March 1, 2009, Allscripts and Misys entered into a Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Services Agreement”). The Services Agreement replaced a Memorandum of Understanding entered into by Allscripts and Misys on October 10, 2008. The Services

Agreement was approved by the Audit Committee of Allscripts’ Board of Directors. The services being provided to Allscripts include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Allscripts is providing Misys with certain tax, facility space and payroll processing services. During fiscal year 2009, Allscripts incurred $8,501 in selling, general and administrative expenses for services provided by Misys under the Services Agreement.

iMedica Agreement

As part of the Agreement with iMedica, Misys agreed to pay the $12,000 due to iMedica on MHS’ behalf. Please refer to the disclosure under the heading “iMedica” in Note 6 for further details.

Repurchase Agreement

As noted above in Note 10, Allscripts and Misys entered into the Repurchase Agreement pursuant to which Allscripts agreed to purchase shares of its common stock from Misys. During the fiscal year ended May 31, 2009, Allscripts repurchased and cancelled 3,075 shares of common stock from Misys pursuant to the Repurchase Agreement. Please refer to Note 10 for further information on the Repurchase Agreement.

Trademark License

On October 10, 2008, Misys terminated its existing trademark license to MHS and replaced it with a royalty-free license (the “Trademark License Agreement”) enabling MHS to use the Misys brand name and logo and certain Misys healthcare-specific marks and to sublicense to Allscripts and its affiliates the use of such licensed marks in their respective healthcare information technology businesses. Also on October 10, 2008, MHS and Allscripts executed a sublicense agreement (the “Trademark Sublicense Agreement”) consistent with the terms of the Trademark License Agreement. The Trademark License Agreement and Trademark Sublicense Agreement were entered into before Allscripts and Misys became related parties.

Proprietary Software License

On October 10, 2008, Misys Open Source Solutions LLC, a subsidiary of Misys, licensed to MHS on a non-exclusive, royalty-free, worldwide basis the proprietary components of the Misys Connect software owned by Misys’ open source division for use in healthcare information technology products and services (the “Proprietary License”). Under the terms of the Proprietary License, MHS, Allscripts and Allscripts’ wholly-owned subsidiaries may license use of the proprietary Misys Connect software to their customers and are responsible for maintaining and supporting their customers’ use of the licensed Misys Connect software. The Proprietary Software License Agreement was entered into before Allscripts and Misys became related parties.

Certificate of Incorporation and Bylaws

On October 10, 2008, in connection with the closing of the Transactions, we amended and restated our certificate of incorporation and bylaws. As amended and restated, our certificate or incorporation and bylaws provide that Misys is entitled to nominate six of ten directors for election to our board of directors. Additionally, the amendments establish the composition of the committees of our board of directors.

Relationship Agreement

In connection with the entry into the Merger Agreement, Allscripts and Misys entered into a Relationship Agreement dated as of March 17, 2009, as amended (the “Relationship Agreement”). The Relationship Agreement sets forth the agreement between Misys and Allscripts with respect to certain governance and other matters, including the composition of Allscripts’ board of directors, a voting agreement from Misys and a standstill agreement that Misys will not acquire more than 60 percent of the fully-diluted number of shares of Allscripts common stock. The Relationship Agreement contains Misys’ agreement not to sell, transfer or dispose of 15 percent or more of the outstanding shares of Allscripts’ common stock unless approved by our board of directors. The Relationship Agreement also contains anti-dilution protection for Misys in the event of issuances of common stock, subject to limited exceptions, such as grants under Allscripts’ benefit plans under 1.95 percent of the fully-diluted number of shares of our common stock. Pursuant to the Second Amendment to the Relationship Agreement, dated as of January 5, 2009, Misys agreed to cause the shares of Allscripts’ common stock held by its subsidiaries to be voted in favor of a proposal to increase the number of shares available under Allscripts’ stock incentive plan by up to 10,000 shares.

Misys Stock Award Plans

Allscripts employees participate in several share based compensation plans maintained by Misys. Please refer to Note 9 for further information on Misys share based compensation plans.

15. Results by Quarter (Unaudited)

	Quarter Ended
	2009				2008
	May 31	Feb. 28	Nov. 30	Aug. 31	May 31	Feb. 29	Nov. 30	Aug. 31
	(Amounts in thousands, except per share amounts) (Unaudited)
Statements of Operations Data:
Revenue	$166,333	$160,703	$128,613	$92,790	$97,049	$97,119	$96,386	$93,217
Cost of revenue	74,220	77,422	61,851	42,795	46,129	44,736	42,507	43,498

Gross profit	92,113	83,281	66,762	49,995	50,920	52,383	53,879	49,719
Operating expenses:
Selling, general and administrative expenses (a)	55,181	47,709	64,113	32,899	24,609	27,102	31,395	34,460
Research and development	10,633	9,913	10,927	7,958	9,503	8,684	8,146	11,451
Amortization of intangibles	2,569	2,872	1,256	187	192	180	5,474	5,474

Income (loss) from operations	23,730	22,787	(9,534)	8,951	16,616	16,417	8,864	(1,666)
Interest expense	(497)	(960)	(628)	(77)	(90)	(76)	(57)	(73)
Interest and other income, net	240	91	284	11	167	19	22	11

Income (loss) before income taxes	23,473	21,918	(9,878)	8,885	16,693	16,360	8,829	(1,728)
Provision (benefit) for income taxes	10,107	8,668	(3,913)	3,514	5,741	6,300	3,373	(659)

Net income (loss)	$13,366	$13,250	($5,965)	$5,371	$10,952	$10,060	$5,456	($1,069)

Net income (loss) per share—basic	$0.09	$0.09	($0.05)	$0.06	$0.13	$0.12	$0.07	($0.01)

Net income (loss) per share—diluted	$0.09	$0.09	($0.05)	$0.06	$0.13	$0.12	$0.07	($0.01)

(a)	Includes stock-based compensation expense of $2,618, $2,103, $263, $786, $190, $642, $433 and $943 for the three months ended May 31, 2009, February 28, 2009, November 30, 2008, August 31, 2008, May 31, 2008, February 29, 2008, November 30, 2007, and August 31, 2007, respectively.

16. Subsequent Events

Debentures

On July 1, 2009, we exercised our right to redeem all of our outstanding Debentures for $1 plus accrued and unpaid interest per $1 principal amount. As of May 31, 2009, $19,704 aggregate principal amount of the Debentures remained outstanding. The redemption date is expected to be August 5, 2009. After the redemption date, no Debentures will remain outstanding. As a result of our election to redeem the Debentures, the holders of the Debentures may convert the Debentures into shares of our common stock at a conversion ratio of 124.3781 shares of our common stock per $1 principal amount of Debentures. Although no assurances can be given, we expect that most Debenture holders will exercise their right to covert into common stock rather than being redeemed given the Company’s current stock price.

Settlement

We have a license agreement with Aprima Medical Software, Inc., formerly known as iMedica Corporation, under which we license certain Aprima health and practice management software marketed by us under the MyWay™ brand. In connection with a settlement of certain disputes between the parties, on July 17, 2009, we and Aprima entered into an amendment to the license agreement that provides us with additional rights and limits Aprima’s ability to terminate the license, and we paid $2,000 to Aprima.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Management has excluded Misys Healthcare from its assessment of internal control over financial reporting as of May 31, 2009 because it was acquired in a purchase business combination that was accounted for as a reverse acquisition of the Company during fiscal year 2009. Misys Healthcare’s total assets and total revenues represent 21% and 65%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended May 31, 2009.

Management assessed the effectiveness of the Company’s internal controls over its financial reporting as of May 31, 2009. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.

Based on its assessment, management has concluded that as of May 31, 2009, the Company’s internal control over financial reporting is effective based on the COSO criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, also performed an audit of the effectiveness of Allscripts’ internal control over financial reporting as of May 31, 2009. Their report expresses an unqualified opinion on the effectiveness of Allscripts’ internal control over financial reporting as of May 31, 2009. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Schedule II

	Beginning Balance	Charged to Expense	Deductions	Ending Balance
Allowance for accounts receivable
Year ended May 31, 2009	$3,351	5,893	(2,374)	$6,870
Year ended May 31, 2008	$2,890	2,415	(1,954)	$3,351
Year ended May 31, 2007	$2,767	1,709	(1,586)	$2,890

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and other key employees is included under the captions “Election of Directors” and “Executive Officers” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein. Information regarding the audit committee members, any audit committee financial experts and the code of conduct is included under the captions “Meetings and Committees of the Board of Directors” and “Governance—Code of Conduct” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding Section 16(a) reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

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

Item 11. Executive Compensation

Information regarding executive and director compensation in response to this item is included in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders under the captions “Director Compensation” and “Executive Compensation” and is incorporated by reference herein. Information included under the caption “Compensation Committee Report” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership is included under the caption “Ownership of Allscripts Common Stock” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

Information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related party transactions is included under the caption “Certain Relationships and Related Party Transactions” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Corporate Governance—Director Independence” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the caption “Ratification of PricewaterhouseCoopers” in Allscripts’ proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

2.1	Agreement of Merger, dated as of January 18, 2006, by and among Allscripts Healthcare Solutions, Inc., Quattro Merger Sub Corp., A4 Health Systems, Inc. and John P. McConnell, in his capacity as Shareholder Representative.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 23, 2006

2.2	Stock Purchase Agreement, dated as of December 31, 2007, by and among Allscripts Healthcare Solutions, Inc., Battleship Acquisition Corp., the Selling Parties thereto and NICE Shareholder Representative, LLC.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 7, 2008

2.3	Option Purchase Agreement, dated as of May 28, 2007 between Allscripts Healthcare Solutions, Inc. and Medem, Inc.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 8-K filed on May 31, 2007

2.4	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC	Incorporated herein by reference from Exhibit 2.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

3.1	Second Amended and Restated Certificate of Incorporation of Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 3.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

3.2	Amended and Restated By-Laws of Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 3.2 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

4.1	Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

10.1†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan.	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2008

Exhibit Number	Description	Reference

10.2†	Amendment to the Registrant’s Amended and Restated 1993 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2008

10.3†	Amendments to the Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.11 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.4†	AllscriptsMisys Incentive Plan 2008/2009	Filed herewith

10.5†	Misys Omnibus Share Plan dated as of September 30, 2008	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009

10.6	Memorandum of Understanding regarding Shared Services Agreement dated as of October 9, 2008 and entered into on October 10, 2008	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.7	Shared Services Agreement dated as of March 1, 2009	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 5, 2009

10.8	Trademark and Trade Name License Agreement dated as of October 10, 2008 between Misys plc and Misys Healthcare Systems, LLC	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.9	Trademark and Trade Name Sublicense Agreement dated as of October 10, 2008 between Misys Healthcare Systems, LLC and Allscripts Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.10	Proprietary Software License Agreement dated as of October 10, 2008 between Misys Open Source Solutions LLC and Misys Healthcare Systems, LLC	Incorporated herein by reference from Exhibit 10.4 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.11	Stock Repurchase Agreement, dated as of February 10, 2009, by and among Misys plc, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on February 11, 2009

10.12	Industrial Building Lease, dated April 30, 1997, between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

Exhibit Number	Description	Reference

10.13	Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc., dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)

10.14	Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.15	Lease Agreement, dated as of September 17, 2004, between Allscripts, LLC and Merchandise Mart L.L.C.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.16	First amendment, dated May 17, 2006, to Lease Agreement between Allscripts, LLC, as Tenant and Merchandise Mart L.L.C., as Landlord.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.17	Second Amendment, dated August 31, 2007, to Lease Agreement between Allscripts LLC, as Tenant and Merchandise Mart L.L.C., as Landlord.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007

10.18	Amended and Restated Credit Agreement, dated February 10, 2009, by and among Allscripts Healthcare Solutions, Inc., Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc., Misys Healthcare Systems, LLC each as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities, Inc., as lead arranger and Fifth Third Bank, as syndication agent and co-lead arranger	Incorporated herein by reference from Exhibit 10.1 to the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 5, 2009.

10.19	Commitment letter dated August 6, 2008, between JP Morgan Chase Bank, National Association and Allscripts Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.5 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.20	Voting Agreement, dated as of March 17, 2008, by and among Allscripts Healthcare Solutions, Inc. and ValueAct Capital Master Fund L.P.	Incorporated herein by reference from Exhibit 10.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

10.21	Voting Agreement, dated as of March 17, 2008, by and among Allscripts Healthcare Solutions, Inc. and ValueAct Capital Master Fund III, L.P.	Incorporated herein by reference from Exhibit 10.2 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

Exhibit Number	Description	Reference

10.22	Relationship Agreement, dated as of March 17, 2008, by and between Allscripts Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.3 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

10.23	First Amendment to Relationship Agreement dated August 14, 2008 between Allscripts Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.2 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 20, 2008.

10.24	Second Amendment to Relationship Agreement dated as of January 5, 2009	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2008

10.25	Contract of Purchase and Sale made and entered into on August 20, 2008 by and between A4 Realty, LLC, Gingko Square Associates, LLC and Surety Title Company	Incorporated herein by reference from Exhibit 10.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 29, 2008.

10.26†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman	Incorporated herein by reference from Exhibit 10.2 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.27†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Lee Shapiro	Incorporated herein by reference from Exhibit 10.3 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.28†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and William J. Davis	Incorporated herein by reference from Exhibit 10.4 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.29†	Employment Agreement entered into on November 6, 2008 and effective as of October 10, 2008, between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw	Incorporated herein by reference from Exhibit 10.10 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.30†	Employment Agreement, dated as of February 28, 2006, between Allscripts, LLC and David Bond.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.31†	Employment Agreement, dated as April 24, 2007, between Allscripts, Inc. and Benjamin Bulkley.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on April 24, 2007

10.32†	First Amendment to Employment Agreement dated as of August 7, 2008 between Allscripts LLC and Benjamin E. Bulkley	Incorporated herein by reference from Exhibit 10.1 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

Exhibit Number	Description	Reference

10.33†	Separation Agreement and General Release between Allscripts, LLC and Benjamin Bulkley dated September 18, 2008	Incorporated herein by reference from Exhibit 10.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on September 19, 2008.

10.34†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

10.35	Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.36	Amended and Restated Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 18, 2006.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 19, 2006

10.37	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and ChannelHealth Incorporated, dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.38†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.39†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan	Incorporated herein by reference from Exhibit 10.12 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.40†	Form of Restricted Stock Award Agreement (Directors).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.41†	Form of Restricted Stock Award Agreement (Officers and Employees).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.42†	Amendment to Form of Restricted Stock Award Agreement	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.43†	Form of Restricted Stock Unit Agreement (Directors)	Incorporated herein by reference from Exhibit 10.37 in the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K filed on February 29, 2008

Exhibit Number	Description	Reference

10.44†	Form of Restricted Stock Unit Agreement (Officers and Employees)	Incorporated herein by reference from Exhibit 10.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 23, 2008

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to the Commission’s grant of confidential treatment.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts-Misys Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2009.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/S/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 30, 2009 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/S/ GLEN E. TULLMAN Glen E. Tullman	Chief Executive Officer and Director (Principal Executive Officer)

/S/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL LAWRIE Michal Lawrie	Chairman and Director

/S/ KELLY BARLOW Kelly Barlow	Director

/S/ DOMINIC CADBURY Dominic Cadbury	Director

/S/ CORY EAVES Cory Eaves	Director

/S/ JOHN KING John King	Director

/S/ M.L. GAMACHE M.L. Gamache	Director

/S/ PHILIP D. GREEN Philip D. Green	Director

/S/ MICHAEL J. KLUGER Michael J. Kluger	Director