Form 10-Q
period 2009-08-31
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2009-10-13
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 9, 2009, there were 145,131,594 shares of the registrant’s $0.01 par value common stock outstanding.

Explanatory Note

On October 10, 2008, Allscripts Healthcare Solutions, Inc. (which changed its name to Allscripts-Misys Healthcare Solutions, Inc. on October 10, 2008, “Allscripts”) completed the transactions (the “Transactions”) contemplated by an Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC. The Transactions are described in greater detail in this Form 10-Q. As a result of the Transactions, MHS became a wholly-owned subsidiary of Allscripts and Allscripts changed its fiscal year to end on May 31. Since the Transactions constituted a “reverse acquisition” for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts, with the results of legacy Allscripts being included for the full three months ended August 31, 2009 but not included in the three months ended August 31, 2008.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	August 31, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$84,849	$71,159
Accounts receivable, net of allowance of $6,597 and $6,870 at August 31, 2009 and May 31, 2009, respectively	150,335	155,122
Deferred taxes, net	1,487	1,052
Inventories	2,324	2,583
Prepaid expenses and other current assets	36,492	31,061

Total current assets	275,487	260,977
Long-term marketable securities	2,072	2,267
Fixed assets, net	17,477	17,343
Software development costs, net	16,381	13,515
Intangible assets, net	222,437	227,766
Goodwill	417,911	418,431
Other assets	12,459	12,357

Total assets	$964,224	$952,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,042	$19,239
Accrued expenses	41,276	41,498
Accrued compensation and benefits	10,308	16,567
Deferred revenue	86,564	86,032
Other current liabilities	1,197	792

Total current liabilities	158,387	164,128
Long-term debt	39,995	63,699
Deferred taxes, net	24,083	20,368
Other liabilities	4,191	4,091

Total liabilities	226,656	252,286
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at August 31, 2009 and May 31, 2009	—	—
Common stock:
$0.01 par value, 199,000 shares authorized; 144,974 shares issued and outstanding at August 31, 2009; 142,397 shares issued and outstanding at May 31, 2009	1,449	1,423
Additional paid-in capital	870,487	846,257
Accumulated deficit	(134,359)	(147,291)
Accumulated other comprehensive income	(9)	(19)

Total stockholders’ equity	737,568	700,370

Total liabilities and stockholders’ equity	$964,224	$952,656

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2009	2008
Revenue:
System sales	$33,457	$13,032
Professional services	15,918	7,404
Maintenance	59,419	36,670
Transaction processing and other	56,116	35,684

Total revenue	164,910	92,790

Cost of revenue:
System sales	19,579	7,160
Professional services	15,503	6,475
Maintenance	20,949	15,136
Transaction processing and other	19,809	14,024

Total cost of revenue	75,840	42,795

Gross profit	89,070	49,995
Selling, general and administrative expenses	52,959	32,899
Research and development	11,978	7,958
Amortization of intangible assets	2,563	187

Income from operations	21,570	8,951
Interest expense	(685)	(77)
Interest income and other, net	101	11

Income before income taxes	20,986	8,885
Provision for income taxes	(8,054)	(3,514)

Net income	$12,932	$5,371

Net income per share—basic and diluted	$0.09	$0.06

Weighted-average shares of common stock outstanding used in computing basic net income per share	146,357	82,886

Weighted-average shares of common stock outstanding used in computing diluted net income per share	149,963	82,886

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2009	2008
Cash flows from operating activities:
Net income	$12,932	$5,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,870	1,333
Stock-based compensation expense	3,326	786
Deferred taxes	3,291	625
Provision for doubtful accounts	879	1,253
Changes in operating assets and liabilities:
Accounts receivable	3,908	(2,585)
Prepaid expenses and other assets	(5,423)	(1,440)
Inventories	259	1,224
Accounts payable	(197)	(297)
Accrued expenses	(132)	(1,391)
Accrued compensation and benefits	(6,465)	(5,296)
Deferred revenue	532	(433)
Other liabilities	(513)	—

Net cash provided by (used in) operating activities	21,267	(850)
Cash flows from investing activities:
Capital expenditures	(1,132)	(236)
Capitalized software	(3,463)	—
Purchase of marketable securities	(3,990)	—
Sales and maturities of marketable securities	4,185	—

Net cash used in investing activities	(4,400)	(236)
Cash flows from financing activities:
Proceeds from exercise of common stock options	811	—
Proceeds from employee stock purchase plan, net	566	—
Change in parent’s net investment	—	4,364
Line of credit payments	—	(33,850)
Line of credit borrowings	—	31,450
Credit facility payments	(4,000)	—
Payments of capital lease obligations	(554)	(315)

Net cash (used in) provided by financing activities	(3,177)	1,649

Net increase in cash and cash equivalents	13,690	563
Cash and cash equivalents, beginning of period	71,159	325

Cash and cash equivalents, end of period	$84,849	$888

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

On October 10, 2008, in accordance with the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse merger was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”). In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values. Concurrent with the completion of the Transactions the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts-Misys Healthcare Solutions, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company derived its consolidated balance sheet at May 31, 2009 from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the year ended May 31, 2009 and the notes thereto in our Annual Report on Form 10-K for the year ended May 31, 2009. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results for the full year.

Results of operations include MHS for all periods presented and legacy Allscripts for periods subsequent to the completion of the Transactions on October 10, 2008. Since the Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. General corporate expenses incurred prior to October 10, 2008 and reported in the prior period financial statements contain allocations of operating costs between MHS and its former parent, Misys plc. These costs include executive salaries, accounting and legal fees, departmental costs for accounting, finance, legal, information technology, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues and number of employees. Management believes these allocations are made on a reasonable basis; however, the financial statements included herein may not necessarily reflect Allscripts results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had MHS operated as a stand-alone entity prior to October 10, 2008.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from System Sales includes software and related hardware. Revenue from Professional Services includes implementation, training and consulting services. Revenue from Maintenance includes post contract customer support and maintenance services. Revenue from Transaction Processing and Other includes EDI services. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. There was no prepackaged medications revenue during the three months ended August 31, 2009 or 2008 as the related business was disposed in the fourth quarter of fiscal year 2009 (see note 8) and was not part of MHS during the three months ended August 31, 2008 as this was a legacy Allscripts business.

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

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

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

In accordance with Emerging Issues Task Force Issue Number 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), the Company records reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations. These amounts totaled approximately $1,273 and $509 for the three months ended August 31, 2009 and 2008, respectively.

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

Fair Value

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

	Fair Value as of August 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities-long term	$2,072	$2,072	$—	$—
Liabilities	—	—	—	—

Long-term marketable securities are valued using a market approach, based on quoted prices for the specific security from transactions in active exchange markets.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events have been evaluated as of October 13, 2009 and no further disclosures were required other than as disclosed in Note 11.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

2. Business Combinations

Allscripts Healthcare Solutions, Inc. and Misys Healthcare Systems

On March 17, 2008, legacy Allscripts entered into the Merger Agreement with Misys, MHS and Patriot. On October 10, 2008, legacy Allscripts and MHS completed the Transactions. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts in a reverse merger, Misys purchased $330,000 of legacy Allscripts common stock and Misys obtained a controlling interest in legacy Allscripts. In connection with the closing of the Transactions, legacy Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The combined company has a client base of approximately 160,000 U.S. physicians and 800 hospitals and is positioned to help physicians provide better patient care, manage their business more effectively and connect with their patients and other key healthcare stakeholders.

The Allscripts and MHS merger has been accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As MHS is the accounting acquiror, the historical financial statements are those of MHS. The assets acquired and liabilities assumed of Allscripts have been recorded at the date of acquisition at their respective fair values.

The results of operations of legacy Allscripts are included in the accompanying consolidated statements of operations for periods subsequent to the date of the completion of the Transactions, October 10, 2008. The total purchase price for the acquisition is $569,198 and is comprised of the following:

Fair value of Allscripts Healthcare Solutions, Inc. (62,998 Allscripts common shares at $8.77, the closing stock price of Allscripts on October 10, 2008)	$552,494
Share-based compensation value	10,567
Acquisition-related transaction costs	6,137

Total purchase price	$569,198

The purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Allscripts is in the process of resolving certain tax matters. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the Transactions.

The purchase price has been preliminarily allocated as follows:

Acquired cash and marketable securities	$410,374
Accounts receivable, net	88,306
Prepaid expenses and other current assets	18,170
Fixed assets and other long-term assets	24,144
Goodwill	335,505
Intangible assets	236,600
Deferred tax liability, net	(29,629)
Accounts payable and accrued liabilities	(385,605)
Deferred revenue	(44,389)
Long-term debt	(80,602)
Other liabilities	(3,676)

Net assets acquired	$569,198

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

        We have allocated $335,505 to goodwill and $236,600 to intangible assets. Allocated intangible assets consists of $180,600, $53,000 and $3,000 attributed to the clinical solutions, health solutions and prepackaged medications segments as of the date of the October 10, 2008 acquisition, respectively. Of the $236,600 of acquired intangible assets, $52,000 was assigned to registered trade names, which have an indefinite life and are not subject to amortization. The remaining $184,600 of intangible assets acquired consist of the following: $49,000 was assigned to service and maintenance contracts with a useful life of 20 years, $44,000 was assigned to developed technology rights with a useful life of 7 years, $3,000 was assigned to developed technology rights with a useful life of 4 years, $38,000 was assigned to core technology with a useful life of 12 years, $21,000 was assigned to customer relationships with a useful life of 20 years, $15,000 was assigned to ASP contracts with a useful life of 13 years, $7,000 was assigned to service and maintenance contract backlog with a useful life of 2 years, $5,000 was assigned to provider relationships with a useful life of 15 years, $2,000 was assigned to service backlog with a useful life of 3 years and $300 was assigned to Allscripts’ non-compete agreement with a useful life of 1 year, and $300 was assigned to favorable leasehold interests with a useful life of 6 years. The intangible assets are being amortized on a straight-line basis over their average useful lives.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

The following unaudited pro forma information assumes the legacy Allscripts and MHS merger occurred at the beginning the period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the Transactions occurred at the beginning of the period being presented, nor of future results of operations. The unaudited pro forma results for the three months ended August 31, 2008 are as follows:

Total revenue	$171,137
Net income	$6,239
Earnings per share:
Basic and diluted	$0.08

Weighted average shares outstanding—basic and diluted	82,886

3. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended August 31,
	2009	2008
Net income	$12,932	$5,371
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	10	—

Comprehensive income	$12,942	$5,371

As of August 31, 2009 and May 31, 2009, the components of accumulated other comprehensive income, net of income tax, consist of net unrealized losses on Allscripts marketable securities.

4. Net Income Per Share

Allscripts accounts for net income per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the presentation of “basic” income per share and “diluted” income per share. Basic income per share is computed by dividing the net income by the weighted-average shares of outstanding common stock including participating securities. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options, restricted stock unit awards and conversion of the Debentures.

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended August 31,
	2009	2008
Net earnings available for diluted per-share calculation:
Net income	$12,932	$5,371
Interest expense on Debentures, net of tax	69	—

Net earnings available for diluted per-share calculation	$13,001	$5,371

	Three Months Ended August 31,
	2009	2008
Weighted average shares outstanding:
Basic
Weighted average common stock outstanding	143,029	82,886
Participating securities	3,328	—

Total basic weighted average shares outstanding	146,357	82,886

Dilutive
Basic weighted average shares outstanding	146,357	82,886
Dilutive effect of stock options and restricted stock unit awards	1,795	—
Dilutive effect of Debentures	1,811	—

Total dilutive weighted average shares outstanding	149,963	82,886

For the three months ended August 31, 2008, the basic and diluted share count includes only the shares issued to Misys plc in connection with the October 10, 2008 transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

reflects the Allscripts shares equivalent of MHS equity prior to the acquisition. Total shares outstanding for purposes of determining the earnings per share for the three months ended August 31, 2009 are comprised of the total legacy Allscripts shares outstanding at the date of the Transactions and the total shares issued to Misys plc at the merger date.

In June 2008, the Financial Accounting Standards Board issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. We adopted EITF 03-6-1 on June 1, 2009, and its adoption is reflected in the weighted average share computation for the three month 2009 period. No participating securities existed in the three month 2008 period.

Under the provisions of EITF 04-8, the as-if converted 1,811 shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were included in the three months ended August 31, 2009 as the effects were dilutive.

5. Other Assets

Perpetual License

On September 15, 2008, Allscripts reached an agreement (the “Agreement”) with iMedica (now Aprima Medical Software, Inc., or “Aprima”) which provides the Company a perpetual license for certain Aprima health and practice management software, marketed under the Allscripts’ MyWay brand. The perpetual license is being amortized over its estimated useful life of seven years. The net value of this perpetual license was $9,436 and $9,811 as of August 31, 2009 and May 31, 2009, respectively, and is included in other assets on the consolidated balance sheets. Amortization expense related to this license was $375 and $0 for the three months ended August 31, 2009 and 2008, respectively. On July 17, 2009, the Company and Aprima entered into an amendment to the Agreement to settle a dispute over certain of the Agreement terms with regard to resale of the perpetual license. As consideration for entering into this amendment, Allscripts paid Aprima $2,000, which is reflected in selling, general and administrative expenses on the consolidated statement of operations for the three months ended August 31, 2009.

6. Long-Term Debt and Credit Facility

Long-term debt outstanding as of August 31, 2009 and May 31, 2009 consisted of the following:

	August 31, 2009	May 31, 2009
Long-term revolving Credit Facility, LIBOR plus 2.00% interest	$39,995	$43,995
3.5% Senior Convertible Debentures	—	19,704

Total long-term debt	$39,995	$63,699

Interest expense for the three months ended August 31, 2009 and 2008 was $685 and $77, respectively, which includes debt issuance cost amortization of $88 and $0, respectively.

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

The Credit Facility provides for a total unsecured commitment of $125,000, an increase of $50,000 from the First Amendment to Credit Facility, and matures on August 15, 2012. The Credit Facility may, subject to the terms and conditions set forth therein including the receipt of additional commitments from lenders, be increased up to a maximum amount not to exceed $150,000. The Credit Facility is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans. On December 31, 2007, borrowings of $50,000 were incurred to finance the acquisition of ECIN. The Credit Facility bears interest at LIBOR plus 2.00%, which rate is based upon the Company’s leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year.

As of August 31, 2009, $39,995 in borrowings and $5 in letters of credit were outstanding under the Credit Facility. As of August 31, 2009, the interest rate on the Credit Facility was LIBOR plus 2.00%. There is no default under the Credit Facility as of August 31, 2009. The Credit Facility contains customary representations, warranties, covenants and events of default. The Credit Facility also contains certain financial covenants, including but not limited to, leverage and coverage ratios to be calculated on a quarterly basis.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Debentures”). Holders of $54,632 principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of 4,854 shares of Allscripts common stock by virtue of the Transactions. As a result of further actions taken by holders of the Debentures, discussed in greater detail below, there were no outstanding Debentures as of August 31, 2009.

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

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the Holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, Holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock by virtue of the call option.

7. Income Taxes

On June 1, 2007, the Company adopted the provisions of FIN 48 (FASB Interpretation 48 amends Statement of Financial Standards 109) which clarifies the accounting for uncertainty in income taxes recognized in the enterprises’ financial statements in accordance with SPAS109. FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. In connection with the closing of the Transactions on October 10, 2008, the Company has unrecognized tax benefits of $2,623 related to legacy Allscripts.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The effective tax rate was 38.4% and 39.5% for the three months ended August 31, 2009 and 2008, respectively.

8. Business Segments

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

Allscripts has organized its business around groups of similar customers, which resulted in three reportable segments: clinical solutions, health solutions and prepackaged medications. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Health solutions include software, related installation and training services, and the resale of related hardware. The prepackaged medications segment derives its revenue from the prepackaged medications business, including wholesale medication sales and on-site medication dispensing. As noted below, the prepackaged medications business was disposed of in fiscal year 2009.

        On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during the three months ended August 31, 2009. There was no activity in the prepackaged medications segment in the three months ended August 31, 2008 as this was a legacy Allscripts segment and the 2008 period includes only activity related to legacy MHS. During the three months ended August 31, 2009 and 2008, Allscripts recorded revenue in the clinical solutions segment of $900 and $0, respectively, for services provided under the Marketing Agreement.

The Company does not track its assets by segment. The Company does not allocate interest expense or income taxes to its operating segments. In addition, the Company records corporate selling, general, and administrative expenses and amortization of intangibles in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of the operating segments. Certain prior period amounts have been reclassified to conform to the current period presentation.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

	For the Three Months Ended August 31,
	2009	2008
Revenue
Clinical solutions	$139,102	$83,263
Health solutions	25,808	9,527

Total revenue	$164,910	$92,790

Income from operations
Clinical solutions	$37,676	$17,789
Health solutions	12,524	2,666
Unallocated corporate expenses	(28,630)	(11,504)

Total income from operations	21,570	8,951
Interest expense	(685)	(77)
Interest income and other, net	101	11

Income from operations before income taxes	$20,986	$8,885

9. Related Parties

Misys plc

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy MHS, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs. Selling, general and administrative expenses in the combined statements of operations include corporate expense allocations of $3,746 for the three months ending August 31, 2008. All figures related to the three months ended August 31, 2009 reflect charges under the shared services agreement described below.

Shared Services Agreement

On March 1, 2009, Allscripts and Misys entered into a Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Services Agreement”). The Services Agreement was approved by the Audit Committee of Allscripts’ Board of Directors. The services being provided to Allscripts include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Allscripts is providing Misys with certain tax, facility space and payroll processing services. The Services Agreement has an initial one-year term from October 10, 2008 and may be renewed upon the mutual agreement of Misys and Allscripts. Subject to certain exceptions, a recipient of services may terminate services provided under the Services Agreement upon at least 45 days prior written notice. During the three months ended August 31, 2009, Allscripts incurred $3,540 in selling, general and administrative expenses for services provided by Misys under the Services Agreement.

10. Recent Accounting Pronouncements

In September 2009, the FASB ratified EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”), which amends EITF 00-21 to require an entity to apply the relative selling price allocation method in order to a estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is assessing the potential impact of EITF 08-1 on its consolidated financial position and results of operations.

In September 2009, the FASB ratified EITF 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements” (“EITF 09-3”), which amends the scope of AICPA Statement of Position (SOP) 97-2, “ Software Revenue Recognition” and EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. EITF 09-3 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is assessing the impact of EITF 09-3 on its consolidated financial position and results of operations.

11. Subsequent Event

On October 12, 2009, Allscripts and Misys executed a 30 day extension to the Services Agreement (see Note 9) during which time it is anticipated that a renewal of the original annual agreement will be negotiated and executed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except per share amounts)

Overview

Merger Agreement

On October 10, 2008, in accordance with the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse merger was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”). In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values. Concurrent with the completion of the Transactions the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc.

Basis of Presentation

The Transactions constitute a reverse acquisition for accounting purposes. As such, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the three months ended August 31, 2008 are the results of operations of MHS only.

Business Overview

Allscripts is a leading provider of clinical software, services, information and connectivity solutions that empower physicians and other healthcare providers to deliver best-in-class patient safety, clinical outcomes and financial results. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various clinical software applications, including Electronic Health Records (EHR), practice management, revenue cycle management, clearinghouse services, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and discharge management solutions, document imaging solutions, and a variety of solutions for home care and other post-acute facilities. We have reported our financial results utilizing two business segments: clinical solutions and health solutions.

Our clinical solutions segment includes both our Enterprise business for large physician practices and Integrated Delivery Networks, and our Professional business for smaller or independent physician practices, providing such practices with clinical and practice management software solutions and related services. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Our practice management solutions combine scheduling and revenue cycle management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. Our electronic prescribing solutions include a Web-based stand-alone solution offered free-of-charge to any licensed prescriber, and solutions that are integrated into each of our EHRs. And our Web-based suite of revenue cycle management and clearinghouse services solutions – available on a stand-alone basis or integrated into our practice management solutions—address every step in the reimbursement cycle for healthcare organizations, clearinghouses and payers.

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

We believe the combination of President Obama’s leadership and vision, the standards provided by the Certification Commission for Healthcare Information Technology (CCHIT), and federal incentives that exist today for e-prescribing and pay-for-quality initiatives, will quickly make electronic health records as common as practice management systems in all provider offices. We believe the stimulus provided by the American Recovery and Reinvestment Act of 2009 (the “Stimulus”) will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the Stimulus and have begun to see a positive impact on new orders, particularly in our Enterprise business, in our quarter ended August 31, 2009. However, we believe that the impact on new orders of the Stimulus has been tempered by continued uncertainty around the Stimulus and related funding requirements and also due to the challenging economic conditions which have motivated customers and prospective customers to defer capital investments, conserve cash and move towards software subscription arrangements versus traditional licensing arrangements. We believe that the continuation of these challenging economic conditions and uncertainty around the Stimulus may continue during the remainder of our fiscal year 2010.

The composition of our revenue by segment is as follows:

	For the Three Months Ended August 31,
	2009	2008
Revenue
Clinical solutions	$139,102	$83,263
Health solutions	25,808	9,527

Total revenue	$164,910	$92,790

Cost of revenue for Allscripts’ clinical solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, third-party transaction processing costs, amortization of acquired proprietary technology, depreciation and amortization and other direct engagement costs. Cost of revenue for Allscripts’ health solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, depreciation and amortization and other direct engagement costs. In addition, the cost of revenue for both segments includes certain services performed by Misys under a Shared Services Agreement.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, non-capitalizable product development expenses and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment. In addition, selling, general and administrative expenses include certain services performed by Misys under a Shared Services Agreement.

Research and development expenses consist primarily of salaries, bonuses and benefits, third party contractor costs and other costs directly related to development of new products and upgrading and enhancing existing products.

Amortization of intangibles consists of amortization of customer relationships, trade names and other intangibles acquired under purchase accounting related to the Transactions and the Medic, Payerpath and Amicore acquisitions.

Interest expense consists primarily of interest on our previously outstanding 3.50% Senior Convertible Debentures due 2024 (the “Debentures”), interest on capital leases and interest expense on our Second Amended and Restated Credit Agreement (the “Credit Facility”). Interest income and other consists primarily of interest earned on cash and marketable securities.

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from System Sales includes software and related hardware. Revenue from Professional Services includes implementation, training and consulting services. Revenue from Maintenance includes customer support and maintenance services. Revenue from Transaction Processing and Other includes Electronic Data Interchange (“EDI”) services. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. There was no prepackaged medications revenue during the three months ended August 31, 2009 or 2008 as the related business was disposed in the fourth quarter of fiscal year 2009 and was not part of MHS during the three months ended August 31, 2008 as this was a legacy Allscripts business.

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

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” we recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognizes a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.

Results of Operations

The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Three Months Ended August 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	46.0	46.1

Gross profit	54.0	53.9
Operating expenses:
Selling, general and administrative expenses	32.1	35.5
Research and development	7.3	8.6
Amortization of intangibles	1.6	0.2

Income from operations	13.0	9.6
Interest expense	(0.4)	(0.1)
Interest and other income, net	0.1	—

Income from operations before income taxes	12.7	9.5
Provision for income taxes	(4.9)	(3.8)

Net income	7.8%	5.7%

Overview of Consolidated Results

Three Months Ended August 31, 2009 Compared to the Three Months Ended August 31, 2008

Revenue

Consolidated revenue increased $72,120, or 77.7%, from $92,790 during the three months ended August 31, 2008 to $164,910 during the three months ended August 31, 2009. The increase for three months ended August 31, 2009 is primarily due to the inclusion of revenue contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008.

Excluding the revenue contributed by legacy Allscripts, the legacy MHS revenue declined in the three months ended August 31, 2009 as compared to the three months ended August 31, 2008. This decline was concentrated in systems sales and professional services in the legacy MHS clinical solutions segment and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and services revenue was an increase in legacy MHS clinical solutions maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts as well as modest growth in transaction services revenue. The net decline in revenue in the legacy MHS clinical solutions business was partially offset by revenue growth in the legacy MHS health solutions segment which experienced system sales and professional services revenue growth due to an increase in orders as well as growth in maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts.

Gross Margin

Consolidated gross margin for the three months ended August 31, 2009 increased $39,075, or 78.2%, from $49,995 for the three months ended August 31, 2008 to $89,070 in the three months ended August 31, 2009. Consolidated gross margin as a percentage of revenue for the three months ended August 31, 2009 and 2008 was 54.0% and 53.9%, respectively. The increase in gross margin in the three months ended August 31, 2009 is primarily due to the legacy Allscripts gross margin contribution which was not present in the comparable period in 2008.

Operating Income

Consolidated operating income increased $12,619, or 141.0%, from $8,951 during the three months ended August 31, 2008 to $21,570 in the three months ended August 31, 2009. The increase in operating income for the three months ended August 31, 2009 is primarily due to the legacy Allscripts gross margin contribution which was not present in the comparable period in 2008. In addition to the impact of the addition of legacy Allscripts, contributing to the increase in operating income was the result of a lower research and development costs due to a reduction in third-party spending on legacy MHS software products. These cost savings were partially offset by higher selling, general and administrative costs related to a $2,000 payment to Aprima (formerly iMedica) related to an amendment to our perpetual license agreement for our MyWay product and higher amortization of intangibles as a result of the Transactions which closed on October 10, 2008.

Segment Operations

Clinical Solutions

	Three Months Ended August31,
	2009	2008
Revenue:
System sales	$28,949	$9,496
Professional services	12,863	5,783
Maintenance	51,147	32,300
Transaction processing and other	46,143	35,684

Total revenue	139,102	83,263

Total cost of revenue	68,502	40,128

Gross profit	70,600	43,135
Selling, general and administrative expenses	23,103	18,498
Research and development	9,821	6,848

Income from operations	$37,676	$17,789

Revenue

Total clinical solutions revenue for the three months ended August 31, 2009 increased $55,839, or 67.1%, from $83,263 during the three months ended August 31, 2008 to $139,102 in the three months ended August 31, 2009. The revenue increase in the three months ended August 31, 2009 is primarily due to the clinical solutions revenue contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008. Excluding the revenue contributed by legacy Allscripts, the legacy MHS revenue declined in the three months ended August 31, 2009 as compared to the same period in 2008. This decline was concentrated in systems sales and professional services and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and services revenue was an increase in legacy MHS clinical solutions maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts as well as modest growth in transaction services revenue.

Gross Margin

Gross margin for the three months ended August 31, 2009 increased $27,465, or 63.7%, from $43,135 in the three months ended August 31, 2008 to $70,600 in three months ended August 31, 2009. The increase in gross margin is primarily due to the clinical solutions margin contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. Gross margin as a percentage of revenue was 50.8% and 51.8% for the three months ended August 31, 2009 and 2008, respectively. The slight decrease in gross margin as a percentage of revenue for the three months ended August 31, 2009 is primarily due to an increase in amortization cost associated with acquired technology related to the Transactions.

Selling, General and Administrative

Selling, general and administrative costs for the three months ended August 31, 2009 increased $4,605, or 24.9%, from $18,498 during the three months ended August 31, 2008 to $23,103 in the three months ended August 31, 2009. The increase during the three months ended August 31, 2009 was primarily a result of the inclusion of legacy Allscripts due to the closing of the Transactions on October 10, 2008.

Research and Development

Research and development costs for the three months ended August 31, 2009 increased $2,973, or 43.4%, from $6,848 during the three months ended August 31, 2008 to $9,821 in the three months ended August 31, 2009. The increase is primarily due to the inclusion of legacy Allscripts research and development activity as a result of the closing of the Transactions on October 10, 2008. This increase was partially offset by lower research and development costs in the legacy MHS business as a result of lower third party spend on legacy MHS products. Also offsetting the increase was an increase in the amount of expense eligible for capitalization driven by the closing of the Transactions on October 10, 2008, which resulted in an increase in projects undertaken that qualified for capitalization.

Health Solutions

	Three Months Ended August31,
	2009	2008
Revenue:
System sales	$4,508	$3,536
Professional services	3,055	1,621
Maintenance	8,272	4,370
Transaction processing and other	9,973	—

Total revenue	25,808	9,527

Total cost of revenue	7,338	2,667

Gross profit	18,470	6,860
Selling, general and administrative expenses	3,789	3,084
Research and development	2,157	1,110

Income from operations	$12,524	$2,666

Revenue

Total health solutions revenue for the three months ended August 31, 2009 increased $16,281, or 170.9%, from $9,527 during the three months ended August 31, 2008 to $25,808 in the three months ended August 31, 2009. The revenue increase in the three months ended August 31, 2009 is primarily due to the health solutions revenue contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. Excluding the impact on revenue contributed by legacy Allscripts, the increase in revenue was related to legacy MHS health solutions which experienced an increase in system sales and professional services revenue due to an increase in orders as well as growth in maintenance revenue primarily as a result of continued growth in the customer base and annual price increases on existing contracts.

Gross Margin

Gross margin for the three months ended August 31, 2009 increased $11,610, or 169.2%, from $6,860 in the three months ended August 31, 2008 to $18,470 in the three months ended August 31, 2009. Gross margin as a percentage of revenue for the three months ended August 31, 2009 and 2008 was 71.6% and 72.0%, respectively. The gross margin increase in the three months ended August 31, 2009 is primarily due to the health solutions margin contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. The decrease in gross margin as a percentage of revenue for the three months ended August 31, 2009 is attributable to the margin mix associated with the legacy Allscripts products which have margins that tend to be lower than legacy MHS and due to an increase in amortization cost associated with acquired technology related to the Transactions.

Selling, General and Administrative

Selling, general and administrative costs for the three months ended August 31, 2009 increased $705 or 22.9%, from $3,084 in the three months ended August 31, 2008 to $3,789 in the three months ended August 31, 2009. The increase during the three months ended August 31, 2009 was primarily a result of the inclusion of legacy Allscripts due to the closing of the Transactions on October 10, 2008.

Research and Development

Research and development costs for the three months ended August 31, 2009 increased $1,047, or 94.3% from $1,110 during the three months ended August 31, 2008 to $2,157 in the three months ended August 31, 2009. The increase is primarily due to the additional research and development costs contributed by legacy Allscripts from the closing of the Transactions.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended August 31, 2009 increased by $14,750, from $11,317 in the three months ended August 31, 2008 to $26,067 in the three months ended August 31, 2009. The increase during the three months ended August 31, 2009 was primarily a result of the inclusion of legacy Allscripts due to the closing of the Transactions on October 10, 2008. Also contributing to the increase was expense related to a $2,000 payment to Aprima (formerly iMedica) related to an amendment to our perpetual license agreement for our MyWay product.

Amortization of Intangibles

Amortization of intangibles for the three months ended August 31, 2009 increased $2,376, from $187 during the three months ended August 31, 2008 to $2,563 in the three months ended August 31, 2009. The increase was due to the intangible amortization recorded in conjunction with the closing of the Transactions.

Interest Expense and Interest Income and Other, Net

Interest expense for the three months ended August 31, 2009 increased $608, from $77 in the three months ended August 31, 2008 to $685 during the three months ended August 31, 2009. This increase is primarily due to interest expense related to Allscripts’ 3.50% Senior Convertible Debentures due 2024 (the “Debentures”) as well as interest on the Credit Facility.

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock by virtue of the call option.

Interest income and other, net, for the three months ended August 31, 2009 increased $90, from $11 during the three months ended August 31, 2008 to $101 during the three months ended August 31, 2009. Interest income and other consists primarily of interest earned on Allscripts’ cash and marketable securities balances. The increase in interest income and other is primarily due to an increase in the cash and marketable securities balance related to the completion of the Transactions on October 10, 2008.

Income Tax Expense

Allscripts recorded an income tax provision of $8,054 and $3,514 for the three months ended August 31, 2009 and 2008, respectively, which reflects an effective tax rate of 38.4% and 39.5% for the three months ended August 31, 2009 and 2008, respectively. The decrease in the effective tax rate is primarily due to the resolution of certain discrete items during the 2009 three month period. The annual effective tax rate for fiscal year 2010 is expected to be approximately 40%.

Liquidity and Capital Resources

As of August 31, 2009 and 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $86,921 and $888, respectively. The increase in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended August 31,
	2009	2008
Net income	$12,932	$5,371
Non-cash adjustments to net income	16,366	3,997
Cash used in changes in operating assets and liabilities	(8,031)	(10,218)

Net cash provided by (used in) operating activities	$21,267	$(850)

During the three months ended August 31, 2009, operating activities provided $21,267 of cash compared to a use of cash of $850 from operating activities in the comparable period in 2008. This increase of $22,117 reflects an increase in net income, after adjusting for non-cash items of $16,366, primarily due to the contribution by legacy Allscripts from the closing of the Transactions on October 10, 2008. Net changes in operating assets and liabilities improved by $2,187 during the three months ended August 31, 2009 as compared to the same period in 2008. This net operating cash flow benefit was primarily due to an improvement in cash provided from accounts receivable partially offset by a timing related increase in cash used in prepaid expenses and other assets.

Investing Cash Flow Activities

	Three Months Ended August 31,
	2009	2008
Capital expenditures	$(1,132)	$(236)
Capitalized software	(3,463)	—
Sales and maturities of marketable securities, net	195	—

Net cash used in investing activities	$(4,400)	$(236)

During the three months ended August 31, 2009 we used $4,400 of cash from investing activities, compared to cash used of $236 in the comparable period in 2008. The increase in cash used in investing activities was a result of an increase in capital expenditures and the amount of software development expenses that qualified for capitalization, primarily due to the nature of the development activity subsequent to the Transactions.

Financing Cash Flow Activities

	Three Months Ended August 31,
	2009	2008
Proceeds from stock options and employee stock purchase plan	$1,377	$—
Change in parent’s net investment	—	4,364
Net payments on debt instruments	(4,554)	(2,715)

Net cash (used in) provided by financing activities	$(3,177)	$1,649

During the three months ended August 31, 2009 we used $3,177 in net cash from financing activities, compared to $1,649 of cash provided in the comparable period of 2008. This increase in cash used in financing activities of $4,826 was attributable to a decrease of cash provided from the parent’s net investment account as Misys capital contributions ceased upon closing of the Transactions, as well as an increase in net payments on debt instruments caused by the debt contributed by legacy Allscripts upon completion of the Transactions, partially offset by cash provided by proceeds from legacy Allscripts stock option and employee stock purchase plan activity which did not exist prior to closing of the Transactions.

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

We believe that our cash, cash equivalents and marketable securities of $86,921 as of August 31, 2009, our future cash flows from operations, and our borrowing capacity under our Credit Facility, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, including any additional common stock repurchases under our open market program or the Repurchase Agreement, funding interest payments on our debt instruments, contractual obligations, including the Shared Services Agreement dated as of March 1, 2009 with Misys, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

As of August 31, 2009, we had $85,005 of available borrowings under our $125,000 Credit Facility. There can be no assurance that we will be able to draw on the full available balance of our $125,000 Credit Facility if the financial institution that has extended credit commitments to us becomes unwilling or unable to fund such borrowings.

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the Holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, Holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock by virtue of the call option.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

Allscripts has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in Allscripts’ consolidated financial statements but are required to be disclosed.

In connection with the Chicago corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of August 31, 2009, no amounts had been drawn on the letter of credit. We have other letters of credit as security for full and prompt performance under various contractual arrangements.

Recent Accounting Pronouncements

In September 2009, the FASB ratified EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”), which amends EITF 00-21 to require an entity to apply the relative selling price allocation method in order to a estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is assessing the potential impact of EITF 08-1 on its consolidated financial position and results of operations.

In September 2009, the FASB ratified EITF 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements” (“EITF 09-3”), which amends the scope of AICPA Statement of Position (SOP) 97-2, “ Software Revenue Recognition ” and EITF 03-5, “ Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software ” to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. EITF 09-3 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is assessing the impact of EITF 09-3 on its consolidated financial position and results of operations.

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

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	the outcome of any legal proceeding that has been or may be instituted against Allscripts, Misys or MHS and others;

•	risks that the Transactions disrupt current plans and operations and potential difficulties in employee retention as a result of the Transactions;

•	the ability to successfully integrate MHS into Allscripts;

•	the ability to recognize the benefits of the Merger;

•	legislative, regulatory and economic developments; and

•	those factors discussed in “Risk Factors” in Allscripts’ periodic filings with the SEC.

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

As of August 31, 2009, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our bank Credit Facility. Based upon our balance of $39,995 of debt against our Credit Facility as of August 31, 2009, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $400.

As of August 31, 2009, we had cash, cash equivalents and marketable securities in financial instruments of $86,921. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of August 31, 2009, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $869.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of August 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Changes in Internal Control

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time involved in litigation incidental to our respective businesses. Other than as noted below, we are not currently involved in any litigation in which we believe an adverse outcome would have a material adverse effect on our business, financial condition or results of operations.

On September 15, 2008, Allscripts received notice that LaSalle Bank N.A., solely in its capacity as indenture trustee (“LaSalle”), filed a complaint in the Supreme Court of the State of New York, County of New York, on behalf of the holders of Allscripts’ 3.50% Convertible Senior Debentures Due 2024 seeking payment of the “Additional Shares” (as defined in the Indenture dated as of July 6, 2004 between LaSalle and Allscripts) in connection with the Transactions. On October 29, 2008, Allscripts filed a motion to dismiss the complaint. On March 30, 2009, the court granted Allscripts’ motion to dismiss in part and denied the motion in part. On July 21, 2009, the remaining count of LaSalle’s claim was dismissed with prejudice. The period for LaSalle to appeal the dismissal of its causes of action has passed.

        On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. The complaint alleges that during the class period, the Company, Glen Tullman and William Davis made materially false and misleading statements regarding the Company’s financial condition and prospects, and on that basis the complaint asserts violations of federal securities laws. The plaintiff seeks to recover the price declines in Allscripts’ common stock that occurred on November 8, 2007, when the Company released its third quarter 2007 financial results, and on February 13, 2008, when the Company released full year 2007 results. On October 5, 2009, David Robb moved for appointment as Lead Plaintiff and for approval of selection of lead and liaison counsel. The Company believes the allegations made in the complaint are without merit and it intends to vigorously defend against the complaint.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.	Other Information

Incentive Plan

On October 8, 2009, at the 2009 annual meeting of stockholders (the “Annual Meeting”), Allscripts’ stockholders approved the Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan (the “Bonus Plan”), which had been previously approved by the Company’s Board of Directors, subject to stockholder approval.

The following paragraphs provide a summary of the principal terms of the Bonus Plan, which is qualified in its entirety by reference to the actual Bonus Plan, which is set forth in its entirety as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Under the Bonus Plan, payment of awards to participating employees is subject to the attainment of specific performance goals established by the Compensation Committee for a specified period, and other terms and conditions that may be established by the Compensation Committee.

Upon attainment of the relevant performance goals, a participant will be eligible to receive an award in cash. Performance goal targets will be expressed in terms of an objective formula or standard which may be based on an employee’s base salary, or a multiple thereof, at the time or immediately before the performance goals for such period were established. In all cases, the Compensation Committee has the sole and absolute discretion to reduce the amount of any payment under the Bonus Plan that would otherwise be made to any participant or to decide that no payment shall be made. No participant will receive a payment under the Bonus Plan with respect to any period having a value in excess of $3,000,000.

1993 Plan Amendments

At the Annual Meeting, Allscripts’ stockholders also approved two amendments to the Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”). First, stockholders approved an amendment to increase the number of shares available for issuance under the 1993 Plan by 7,140,209 shares, to 21,593,489. Second, Allscripts’ stockholders approved an amendment to Section 9 of the 1993 Plan, including the performance criteria set forth therein. The 1993 Plan permits awards of a variety of equity-based incentives, including stock options, stock appreciation rights, restricted stock and restricted stock units. The Compensation Committee of the Board of Directors administers the 1993 Plan and selects eligible persons who will receive grants under the 1993 Plan from those individuals performing services for or on behalf of Allscripts. This description of the 1993 Plan, and the amendments thereto, is qualified in its entirety by reference to the actual 1993 Plan, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Performance-Based Restricted Stock Unit Awards

On July 31, 2009, Allscripts granted, subject to stockholder approval, performance-based restricted stock units to the following executive officers of the Company, in the following amounts (assuming target level of performance):

Glen Tullman	65,293 performance-based restricted stock units
Lee Shapiro	31,341 performance-based restricted stock units
Eileen McPartland	58,038 performance-based restricted stock units
William J. Davis	21,764 performance-based restricted stock units
Laurie A.S. McGraw	23,215 performance-based restricted stock units
R.L. (Vern) Davenport	14,510 performance-based restricted stock units

The closing price of Allscripts common stock on July 31, 2009 was $17.23 per share. At the Annual Meeting, stockholder approval in respect of these awards was obtained. The performance measures under the performance-based restricted stock units are based on both adjusted income from operations (which is calculated as GAAP income from operations plus an add back of deal related amortization and one-time costs related to the transactions completed with Misys plc on October 10, 2008) and revenue.

Shared Services Agreement

On October 12, 2009, Allscripts and Misys executed a 30 day extension to the Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Services Agreement”). Please refer to Note 9 of Item 1 Part 1 of this report for a more detailed summary of the Services Agreement. During the 30 day extension period, it is anticipated that a renewal of the Services Agreement will be negotiated and executed by Allscripts and Misys.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2009.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/s/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 13, 2009

INDEX TO EXHIBITS

Exhibit 10.1	Employment Agreement dates as of June 1, 2009 by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 11, 2009)

Exhibit 10.2	Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan (filed herewith)

Exhibit 10.3	Allscripts-Misys Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan (filed herewith)

Exhibit 10.4	Form of Performance Based Restricted Stock Unit Award Agreement (filed herewith)

Exhibit 31.1	Rule 13a - 14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a - 14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)