Form 10-Q
period 2009-11-30
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2010-01-11
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 8, 2010, there were 145,974,056 shares of the registrant’s $0.01 par value common stock outstanding.

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

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	November 30, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$88,646	$71,159
Accounts receivable, net of allowance of $6,657 and $6,870 at November 30, 2009 and May 31, 2009, respectively	154,951	155,122
Deferred taxes, net	1,684	1,052
Inventories	3,722	2,583
Prepaid expenses and other current assets	41,553	31,061

Total current assets	290,556	260,977
Long-term marketable securities	1,926	2,267
Fixed assets, net	18,366	17,343
Software development costs, net	20,151	13,515
Intangible assets, net	217,150	227,766
Goodwill	413,390	418,431
Other assets	12,123	12,357

Total assets	$973,662	$952,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,832	$19,239
Accrued expenses	46,397	41,498
Accrued compensation and benefits	11,906	16,567
Deferred revenue	78,583	86,032
Other current liabilities	1,109	792

Total current liabilities	157,827	164,128
Long-term debt	23,995	63,699
Deferred taxes, net	22,379	20,368
Other liabilities	3,722	4,091

Total liabilities	207,923	252,286
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at November 30, 2009 and May 31, 2009	—	—
Common stock:
$0.01 par value, 199,000 shares authorized; 145,911 shares issued and outstanding at November 30, 2009; 142,397 shares issued and outstanding at May 31, 2009	1,460	1,423
Additional paid-in capital	882,868	846,257
Accumulated deficit	(118,580)	(147,291)
Accumulated other comprehensive income (loss)	(9)	(19)

Total stockholders’ equity	765,739	700,370

Total liabilities and stockholders’ equity	$973,662	$952,656

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Revenue:
System sales	$33,565	$20,761	$67,022	$33,791
Professional services	18,340	11,782	34,258	19,188
Maintenance	61,305	46,734	120,723	83,369
Transaction processing and other	56,134	44,636	112,251	80,354

Total software and related services	169,344	123,913	334,254	216,702
Prepackaged medications	—	4,700	—	4,700

Total revenue	169,344	128,613	334,254	221,402
Cost of revenue:
System sales	18,319	11,670	37,898	19,414
Professional services	14,849	11,881	30,353	18,359
Maintenance	19,511	16,756	40,460	31,603
Transaction processing and other	21,115	17,640	40,930	31,365

Total software and related services	73,794	57,947	149,641	100,741
Prepackaged medications	—	3,904	—	3,904

Total cost of revenue	73,794	61,851	149,641	104,645

Gross profit	95,550	66,762	184,613	116,757
Selling, general and administrative expenses	55,622	64,113	108,578	97,012
Research and development	10,724	10,927	22,697	18,885
Amortization of intangible assets	2,521	1,256	5,084	1,443

Income (loss) from operations	26,683	(9,534)	48,254	(583)
Interest expense	(478)	(628)	(1,163)	(690)
Interest income and other, net	115	284	216	285

Income (loss) before income taxes	26,320	(9,878)	47,307	(988)
(Provision) benefit for income taxes	(10,541)	3,913	(18,596)	399

Net income (loss)	$15,779	$(5,965)	$28,711	$(589)

Earnings per share:
Basic	$0.11	$(0.05)	$0.20	$(0.01)

Diluted	$0.10	$(0.05)	$0.19	$(0.01)

Weighted average shares outstanding:
Basic	148,754	119,545	147,186	101,433

Diluted	150,560	119,545	149,857	101,433

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$28,711	$(589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,955	6,168
Stock-based compensation expense	7,750	1,049
Excess tax benefits from stock-based compensation	(6,857)	—
Provision for doubtful accounts	2,680	3,415
Deferred taxes	10,676	(7,778)
Asset impairment losses	—	14,076
Changes in operating assets and liabilities:
Accounts receivable	(2,509)	(14,767)
Inventories	(1,139)	(180)
Prepaid expenses and other assets	(8,138)	(6,744)
Accounts payable	593	(35)
Accrued expenses	4,678	1,105
Accrued compensation and benefits	(5,118)	(2,910)
Deferred revenue	(7,449)	(5,566)
Other liabilities	(733)	289

Net cash provided by (used in) operating activities	41,100	(12,467)
Cash flows from investing activities:
Capital expenditures	(4,223)	(1,581)
Capitalized software	(8,453)	(2,518)
Purchases of marketable securities	(3,999)	(38)
Sales and maturities of marketable securities	4,357	136
Payment for acquisition of Allscripts	—	(329,494)
Net cash acquired in merger with Allscripts	—	65,728
Net proceeds received from sale of building	—	6,450

Net cash used in investing activities	(12,318)	(261,317)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,844	371
Proceeds from employee stock purchase plan, net	895	—
Excess tax benefits from stock-based compensation	6,857	—
Payments of capital lease obligations	(891)	(14)
Credit facility payments	(20,000)	—
Payments on promissory note	—	(3,030)
Line of credit payments	—	(41,915)
Line of credit borrowings	—	38,683
Change in parent’s net investment, including $330,000 received from Misys PLC	—	348,254

Net cash (used in) provided by financing activities	(11,295)	342,349

Net increase in cash and cash equivalents	17,487	68,565
Cash and cash equivalents, beginning of period	71,159	325

Cash and cash equivalents, end of period	$88,646	$68,890

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements include the consolidated accounts of Allscripts-Misys Healthcare Solutions, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company derived its consolidated balance sheet at May 31, 2009 from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the year ended May 31, 2009 and the notes thereto in our Annual Report on Form 10-K for the year ended May 31, 2009. Operating results for the three and six months ended November 30, 2009 are not necessarily indicative of the results for the full year.

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes EDI services. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. There was no prepackaged medications revenue during the three and six months ended November 30, 2009, as the related business was disposed in the fourth quarter of fiscal year 2009 (see note 8) and was not part of MHS during the three months ended August 31, 2008 as this was a legacy Allscripts business.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For agreements that are deemed to have extended payment terms, revenue recognition is limited to amounts due and payable.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. For arrangements accounted for under the percentage of completion method, for purposes of income statement presentation we allocate arrangement consideration between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed, with the residual allocated to software license fee.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the written and implied arrangement terms do not satisfy the criteria for revenue recognition.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Certain of our customer arrangements encompass multiple deliverables. If the deliverables meet the separation criteria described below, the deliverables are separated into distinct units of accounting, and revenue is allocated to the units based on their fair values. The separation criteria are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

Management applies judgment to ensure appropriate accounting for multiple deliverables, including value allocation among multiple units of accounting, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may affect management’s analysis of separation criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

The Company records reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations. These amounts totaled approximately $1,016 and $1,200 for the three months ended November 30, 2009 and 2008, respectively, and $2,290 and $1,709 for the six months ended November 30, 2009 and 2008, respectively.

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based upon contractual renewal rates. Revenue from electronic data interchange (“EDI”) services is recognized as services are provided and is determined based on the volume of transactions processed. Revenue from the sale of prepackaged medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience.

Fair Value

The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value. The fair values are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels are as follows:

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

	Fair Value as of November 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities-long term	$1,926	$—	$1,926	$—
Liabilities	—	—	—	—

Long-term marketable securities are primarily valued using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets.

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on subsequent events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This guidance is effective for interim and annual periods ending after June 15, 2009 and requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events have been evaluated as of January 11, 2010 and no further disclosures were required.

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

The Allscripts and MHS merger has been accounted for as a business combination. As MHS is the accounting acquiror, the historical financial statements are those of MHS. The assets acquired and liabilities assumed of Allscripts have been recorded at the date of acquisition at their respective fair values.

The results of operations of legacy Allscripts are included in the accompanying consolidated statements of operations for periods subsequent to the date of the completion of the Transactions, October 10, 2008. The total purchase price for the acquisition was $569,198 and is comprised of the following:

Fair value of Allscripts Healthcare Solutions, Inc. (62,998 Allscripts common shares at $8.77, the closing stock price of Allscripts on October 10, 2008)	$552,494
Share-based compensation value	10,567
Acquisition-related transaction costs	6,137

Total purchase price	$569,198

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the Transactions.

The purchase price has been allocated as follows:

Acquired cash and marketable securities	$410,374
Accounts receivable, net	88,306
Prepaid expenses and other current assets	20,555
Fixed assets and other long-term assets	24,144
Goodwill	330,984
Intangible assets	236,600
Deferred tax liability, net	(27,182)
Accounts payable and accrued liabilities	(385,916)
Deferred revenue	(44,389)
Long-term debt	(80,602)
Other liabilities	(3,676)

Net assets acquired	$569,198

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

We have allocated $330,984 to goodwill and $236,600 to intangible assets. Allocated goodwill consists of $258,257 and $72,727 attributed to the clinical solutions and health solutions segments, respectively. Allocated intangible assets consists of $180,600, $53,000 and $3,000 attributed to the clinical solutions, health solutions and prepackaged medications segments as of the date of the October 10, 2008 acquisition, respectively. Of the $236,600 of acquired intangible assets, $52,000 was assigned to registered trade names, which have an indefinite life and are not subject to amortization. The remaining $184,600 of intangible assets acquired consist of the following: $49,000 was assigned to service and maintenance contracts with a useful life of 20 years, $44,000 was assigned to developed technology rights with a useful life of 7 years, $3,000 was assigned to developed technology rights with a useful life of 4 years, $38,000 was assigned to core technology with a useful life of 12 years, $21,000 was assigned to customer relationships with a useful life of 20 years, $15,000 was assigned to ASP contracts with a useful life of 13 years, $7,000 was assigned to service and maintenance contract backlog with a useful life of 2 years, $5,000 was assigned to provider relationships with a useful life of 15 years, $2,000 was assigned to service backlog with a useful life of 3 years, $300 was assigned to Allscripts’ non-compete agreement with a useful life of 1 year, and $300 was assigned to favorable leasehold interests with a useful life of 6 years. The intangible assets are being amortized on a straight-line basis over their average useful lives.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

The following unaudited pro forma information assumes the legacy Allscripts and MHS merger occurred at the beginning of each period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the Transactions occurred at the beginning of the period being presented, nor of future results of operations. The unaudited pro forma results for the three and six months ended November 30, 2008 are as follows:

	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008
Total revenue	$170,945	$342,266
Net income	$7,696	$16,942
Earnings per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net income (loss)	$15,779	($5,965)	$28,711	($589)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	144	10	144

Comprehensive income (loss)	$15,779	($5,821)	$28,721	($445)

As of November 30, 2009 and May 31, 2009, the components of accumulated other comprehensive income (loss), net of income tax, consist of net unrealized losses on Allscripts marketable securities.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

4. Net Income Per Share

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

The components of net earnings available for diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net earnings available for diluted per-share calculation:
Net income (loss)	$15,779	($5,965)	$28,711	($589)
Interest expense on Debentures, net of tax	—	—	69	—

Net earnings available for diluted per-share calculation	$15,779	($5,965)	$28,780	($589)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Weighted average shares outstanding:
Basic
Weighted average common stock outstanding	145,348	118,912	144,184	100,800
Participating securities	3,406	633	3,002	633

Total basic weighted average shares outstanding	148,754	119,545	147,186	101,433

Diluted
Basic weighted average shares outstanding	148,754	119,545	147,186	101,433
Dilutive effect of stock options and restricted stock units awards	1,806	—	1,761	—
Dilutive effect of Debentures	—	—	910	—

Total diluted weighted average shares outstanding	150,560	119,545	149,857	101,433

MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition. Total shares outstanding for purposes of determining the earnings per share for the three and six months ended November 30, 2009 and 2008 are comprised of the total legacy Allscripts shares outstanding at the date of the Transactions and the total shares issued to Misys plc at the merger date.

In June 2008, the Financial Accounting Standards Board issued guidance pertaining to determining whether instruments granted in share-based payment transactions are participating securities. A share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities, and therefore should be included in computing earnings per share. We adopted this guidance on June 1, 2009.

The as-if converted shares and interest expense related to Allscripts’ 3.5% Senior Convertible Debentures due 2024 were not included in the three and six months ended November 30, 2008 as the effects were anti-dilutive.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

5. Other Assets

Perpetual License

On September 15, 2008, Allscripts reached an agreement (the “Agreement”) with iMedica (now Aprima Medical Software, Inc., or “Aprima”) which provides the Company a perpetual license for certain Aprima health and practice management software, marketed under the Allscripts’ MyWay brand. The perpetual license is being amortized over its estimated useful life of seven years. The net value of this perpetual license was $9,061 and $9,811 as of November 30, 2009 and May 31, 2009, respectively, and is included in other assets on the consolidated balance sheets. Amortization expense related to this license was $375 and $0 for the three months ended November 30, 2009 and 2008, respectively, and $750 and $0 for the six months ended November 30, 2009 and 2008, respectively. On July 17, 2009, the Company and Aprima entered into an amendment to the Agreement to settle a dispute over certain of the Agreement terms with regard to resale of the perpetual license. As consideration for entering into this amendment, Allscripts paid Aprima $2,000, which is reflected in selling, general and administrative expenses on the consolidated statement of operations for the six months ended November 30, 2009.

As part of the Agreement, MHS agreed to pay iMedica a total of $12,000 in cash contingent upon delivery by iMedica and acceptance by MHS of the source code and services, and to surrender its minority equity stake in iMedica along with any outstanding prepaid royalties. Misys plc agreed to make the $12,000 payment on MHS’ behalf. During the three months ended November 30, 2008, the Company reviewed the fair market value of its iMedica source code license and determined that it was impaired. The impairment was valued by comparing the expected discounted future cash flows to be generated by the iMedica source code license to its carrying value. The resulting impairment charge of $14,076 was recorded in selling, general and administrative expenses during the three months ended November 30, 2008.

6. Long-Term Debt and Credit Facility

Long-term debt outstanding as of November 30, 2009 and May 31, 2009 consisted of the following:

	November 30, 2009	May 31, 2009
Long-term revolving Credit Facility, LIBOR plus 2.00% interest	$23,995	$43,995
3.5% Senior Convertible Debentures	—	19,704

Total long-term debt	$23,995	$63,699

Interest expense for the three months ended November 30, 2009 and 2008 was $478 and $628, respectively, which includes debt issuance cost amortization of $93 and $122, respectively. Interest expense for the six months ended November 30, 2009 and 2008 was $1,163 and $690, respectively, which includes debt issuance cost amortization of $181 and $122, respectively.

Credit Facility

On November 20, 2009 Allscripts entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (as amended, the “Credit Facility”). The Amendment increased the total unsecured commitment under the Credit Facility by $25,000 to $150,000. The Credit Facility matures on August 15, 2012. The Credit Facility is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans. The Credit Facility bears interest at LIBOR plus 2.00%, which rate is based upon the Company’s leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year.

As of November 30, 2009, $23,995 in borrowings and $1,231 in letters of credit were outstanding under the Credit Facility. As of November 30, 2009, the interest rate on the Credit Facility was LIBOR plus 2.00%. There was no default under the Credit Facility as of November 30, 2009. The Credit Facility contains customary representations, warranties, covenants and events of default.

Under the Credit Facility, as of the end of each fiscal quarter, the Company is required to maintain a ratio of indebtedness to EBITDA (as defined below) for the four fiscal quarters most recently ended of (i) not greater than 2.75 to 1.00 as of any date on or before November 30, 2010 and (ii) not greater than 2.50 to 1.00 as of any date after November 30, 2010. As of November 30, 2009, the Company was in compliance with this requirement. EBITDA is defined in our Credit Facility as consolidated net income from continuing operations, plus depreciation, amortization, non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the acquisition of MHS.

The Company is also required to maintain, under the Credit Facility and as of the end of each fiscal quarter, a ratio of EBIT (as defined below) for the four fiscal quarters ending on such date to the consolidated interest expense of the Company for such four fiscal quarters of not less than 4.00 to 1.00. As of November 30, 2009, the Company was in compliance with this requirement. EBIT is defined in our Credit Facility as consolidated net income from continuing operations, plus non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the acquisition of MHS.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of 3.50% Senior Convertible Debentures due 2024 (“Debentures”). Holders of $54,632 principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of 4,854 shares of Allscripts common stock by virtue of the Transactions. As a result of further actions taken by holders of the Debentures, discussed in greater detail below, there were no outstanding Debentures as of November 30, 2009.

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

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the Holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, Holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock.

7. Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. In connection with the closing of the Transactions on October 10, 2008, the Company has unrecognized tax benefits of $2,397 related to legacy Allscripts.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The effective tax rate was 40.0% and 39.6% for the three months ended November 30, 2009 and 2008, respectively. The effective tax rate was 39.3% and 40.4% for the six months ended November 30, 2009 and 2008, respectively.

8. Business Segments

Authoritative guidance establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during the three and six months ended November 30, 2009. There was no activity in the prepackaged medications segment in the first quarter of 2008 as this was a legacy Allscripts segment. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment during the three months ended November 30, 2009 and 2008, of $900 and $0, respectively, and for the six months ended November 30, 2009 and 2008, $1,800 and $0, respectively.

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

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Revenue
Clinical solutions	$141,232	$107,338	$280,334	$190,599
Health solutions	28,112	16,575	53,920	26,103
Prepackaged medications	—	4,700	—	4,700

Total revenue	$169,344	$128,613	$334,254	$221,402

Income (loss) from operations
Clinical solutions	$41,275	$22,287	$75,064	$39,694
Health solutions	15,440	5,663	28,150	8,312
Prepackaged medications	—	(82)	—	(82)
Unallocated corporate expenses	(30,032)	(37,402)	(54,960)	(48,507)

Total income (loss) from operations	26,683	(9,534)	48,254	(583)
Interest expense	(478)	(628)	(1,163)	(690)
Interest income and other, net	115	284	216	285

Income (loss) from operations before income taxes	$26,320	($9,878)	$47,307	($988)

9. Related Parties

Misys plc

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy MHS, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs. Selling, general and administrative expenses in the combined statements of operations include corporate expense allocations of $921 and $5,220 for the three and six months ending November 30, 2008, respectively. All figures related to the three and six months ended November 30, 2009 reflect charges under the shared services agreement described below.

Shared Services Agreement

On March 1, 2009, Allscripts and Misys entered into a Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Services Agreement”). The Services Agreement was approved by the Audit Committee of Allscripts’ Board of Directors. The services being provided to Allscripts include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Allscripts is providing Misys with certain tax, facility space and payroll processing services. The Services Agreement has an initial one-year term from October 10, 2008 and may be renewed upon the mutual agreement of Misys and Allscripts. Subject to certain exceptions, a recipient of services may terminate services provided under the Services Agreement upon at least 45 days prior written notice. On October 12, 2009 Allscripts and Misys executed a 30 day extension to the Services Agreement and are currently negotiating a longer term renewal of the Services Agreement. Expenses incurred under the Services Agreement were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Cost of revenue	$396	$159	$788	$159
Selling, general and administrative expenses	1,017	753	2,030	753
Research and development	1,865	586	4,001	586

Total	$3,278	$1,498	$6,819	$1,498

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

10. Recent Accounting Pronouncements

In September 2009, the FASB ratified authoritative guidance on revenue recognition. Under the new guidance for arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and will be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is assessing the potential impact of this new guidance on its consolidated financial position and results of operations.

11. Contingencies

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff , and on November 25, 2009, an amended complaint was filed. On January 11, 2010, the Company filed a motion to dismiss the lawsuit.

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business. Two matters in particular are described below, which relate to intellectual property claims asserted against the Company. The Company believes that the two matters described below are not material and that the Company has strong defensive positions in both matters. Neither claim relates to the core of the Company’s applications. However, the outcomes of patent and copyright lawsuits are often uncertain and such lawsuits are typically expensive to litigate. Recent mediations in respect of the matters described below did not result in a resolution of the disputes, and these cases will likely go to trial.

First, the Company is a defendant, together with multiple other defendants in the healthcare technology industry, in a patent action brought by Document Generation Corporation (“Document Generation”) on December 11, 2008, in the United States District Court for the Eastern District of Texas. This action is based upon a U.S. patent that allegedly covers various aspects of the creation of patient medical records and related reports. Because this case is in a preliminary stage of litigation and the outcome depends on questions of law or fact that are disputed or unclear, its impact on the Company’s results of operations cannot be predicted with confidence at this time. The action seeks damages for infringement, including treble damages. Plaintiff also seeks injunctive relief, attorneys’ fees and costs. The Company intends to contest this matter vigorously. The Company is also a defendant, together with multiple other defendants in the healthcare technology industry, in a separate patent infringement action brought by Document Generation on December 5, 2007, in the United States District Court for the Southern District of Illinois, which has been stayed pending re-examination of the subject patent by the United States Patent and Trademark Office.

Second, on September 8, 2008, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and Allscripts, LLC, in the United States District Court for the Middle District of Florida. Pegasus’ claims against the Company include breach of license agreement, copyright infringement, misappropriation of trade secrets, unfair trade practices and unfair competition based on the Company’s allegedly unauthorized use of a software development toolkit related to barcode recognition. On December 4, 2009, the Company filed a motion to dismiss the case, which is currently pending. As noted above, the Company believes it has a strong defensive position in this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except per share amounts)

Overview

Merger Agreement

On October 10, 2008, in accordance with the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse acquisition for accounting purposes was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”). In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values. Concurrent with the completion of the Transactions the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc.

Basis of Presentation

The Transactions constitute a reverse acquisition for accounting purposes. As such, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the first quarter of 2008 are the results of operations of MHS only.

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

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during the three and six months ended November 30, 2009. There was no activity in the prepackaged medications segment in the first quarter of 2008 as this was a legacy Allscripts segment. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment during the three months ended November 30, 2009 and 2008, of $900 and $0, respectively, and for the six months ended November 30, 2009 and 2008, $1,800 and $0, respectively.

We principally derive our revenue and cash flow from sales of our proprietary software and related hardware and professional services in the segments described above. These sales also are the basis for our complementary recurring service contracts for maintenance and transaction processing. See below for a discussion of our outlook for new orders and other factors that could have an impact on our revenue and cash flows.

We believe a combination of executive and legislative leadership at the federal level, industry standards provided by the Certification Commission for Healthcare Information Technology (CCHIT) and other potential regulatory bodies, and federal incentives that exist today for e-prescribing and pay-for-quality initiatives, will quickly make electronic health records as common as practice management systems in all provider offices. We believe the stimulus and other provisions provided by the American Recovery and Reinvestment Act of 2009 (the “Stimulus”) will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the material opportunity presented by the Stimulus and have begun to see a positive impact on new orders, particularly in our Enterprise products, in our three and six months ended November 30, 2009. However, we believe that the impact on new orders related to the Stimulus have been tempered by continued uncertainty around the Stimulus and related funding requirements and also due to the challenging economic conditions which have motivated customers and prospective customers to defer capital investments, conserve cash and move towards software subscription arrangements versus traditional licensing arrangements. We believe that the continuation of these challenging economic conditions and uncertainty around the Stimulus may continue during the remainder of our fiscal year 2010. Additionally, we face the following other material opportunities, challenges and risks related to the Stimulus, which are further described below: (i) developing adequate capacity to satisfy the potential increased demand; (ii) ensuring that we obtain applicable product certifications and our customers are able to achieve “meaningful use” as required by the Stimulus; (iii) taking advantage of demand trends; and (iv) positioning the Company, in the absence of final regulations, as a provider to potential government-funded health care providers.

Management has taken steps to position the Company to have what we believe will be adequate capacity to meet the significant additional demand that could result from new orders related to the Stimulus. These steps include supplementing our internal direct sales force with strategic distribution partners with established sales forces focused on practices with one to five providers. Further, we have taken steps to improve the efficiency of our approach to new system installations. Recently, the Company launched its “Ready” implementation program, which standardizes certain key processes across customer sites and decreases the number of hours required by our professional services team to enable installations of our clinical and practice management solutions. This strategy is predicated on repeatable, best practice workflows and was designed collaboratively by our services and development teams and is proprietary to the Company. Early results indicate that the Ready program has significantly reduced installation timeframes for an initial portion of our client base. Finally, the Company is exploring additional sources of potential capacity to complement its internal professional services organization through various third-party implementation alternatives in order to meet additional market demand.

In order for our customers to qualify for Stimulus funding, our products must meet various requirements for product certification under the Stimulus regulations, and must enable our customers to achieve “meaningful use,” as such term may be ultimately defined under the final Stimulus regulations. In that the final definition of “meaningful use”, and the final arbiters of product certification, have still not been finalized, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by CCHIT and/or other regulatory bodies, and the length, if any, of additional related development and other efforts required to meet evolving standards could materially impact our ability to maximize the market opportunity. Currently, given the maturity of our products, management does not believe the incremental development effort, if any, required to meet final meaningful use standards will be significant. Management has made product development a strategic focus, with development funding expected to be as high as 10% of revenues this fiscal year. Management has also positioned the current product portfolio to achieve certification via current and anticipated pathways in time for our customers to take maximum advantage of the Stimulus incentives offered to physicians under the Health Information Technology for Economic and Clinical Health Act.

We are currently experiencing different demand trends between large and small physician practices, as well as a trend towards community-based purchasing decisions. Management believes that the federal Stimulus has resulted in additional related new orders for our Enterprise EHR products, primarily from larger physician practices, and expects this to remain the case in the short term. Management believes this is because these larger physician practices, as a function of their size and complexity, generally require longer installation periods and may take more lead time to satisfy meaningful use requirements as required by the Stimulus in order to qualify for funding. Therefore, these practices are motivated to begin the buying process as early as possible in order to implement EHR systems and meet the requirements on a timely basis, to take advantage of the Stimulus funding.

We believe small physician offices may defer EHR buying decisions due to a number of factors. First is the scarcity of capital, which defers decision making until such time as Stimulus funding is available. We have seen greater demand in small physician offices for subscription based arrangements as opposed to pure licensing arrangements, which reflects a motivation to reduce capital outlays. This shift to subscription from license (which is the manner in which we have traditionally sold our Professional offering) will result in recurring revenue over a longer period of time than we have achieved historically, as opposed to revenue recognized on license fees. Second, these offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as acute as in larger physician organizations.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for their affiliated physicians in order to leverage buying power and take advantage of the Stimulus across their employed physician base. This activity has also resulted in a “pull-through” effect where smaller practices affiliated with the community hospital are also incentivized to participate so the subsidizing health system can expand connectivity within the local provider community and optimize its referral base. This pull-through effect has resulted in new orders for our Professional EHR and our MyWay offering. Management believes that the focus on new orders driven by the federal Stimulus program and related to Enterprise EHR and community-related activity will continue in the near term, with additional activity increasing for our Professional EHR products as we move closer to calendar 2011, the first year for disbursement of Stimulus-based funding by the federal government. The associated challenge facing our management is to successfully position and sell our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians.

Management has also dedicated senior level resources toward developing our capability to take advantage of incentives that may become available to government-funded health care providers as a result of the Stimulus. The Stimulus contains discretionary funding for the Health and Human Services Secretary in the form of grants and loans to organizations such as Federally Qualified Health Centers (FQHC), the Indian Health Service (IHS) and other providers. At this time it is still unclear as to how and when that funding will be utilized and, when it is, whether it will present a material opportunity for the Company.

Although the Company believes it has and continues to take the proper steps to take advantage of the opportunity presented by the Stimulus, given the uncertainties that still remain and the effects the Stimulus is having on our customers, there can be no assurance that the Stimulus will result in significant new orders for the Company in the near term, and if it does, that the Company will have the capacity to meet the additional market demand in a timely fashion.

Management believes that the Transactions and the effort made during fiscal year 2009 to integrate the legacy MHS and legacy Allscripts infrastructure has positioned the Company well in the market. This fiscal year the Company has developed an enablement center which is designed to make it more efficient for legacy MHS customers to migrate to our Professional or Enterprise solutions. This enablement solution is a key part of our integration strategy, which we believe will allow us to optimize and accelerate our ability to penetrate the legacy MHS customer base with our strategic solutions and make it more convenient and affordable for the customer base to migrate as well as to take advantage of the Stimulus, if applicable. While we believe we have a competitive advantage selling new products to the legacy MHS client base, these customers are cautious in making new expenditures and we continue to face competition for this business.

The composition of our revenue by segment is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Revenue
Clinical solutions	$141,232	$107,338	$280,334	$190,599
Health solutions	28,112	16,575	53,920	26,103
Prepackaged medications	—	4,700	—	4,700

Total revenue	$169,344	$128,613	$334,254	$221,402

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

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For agreements that are deemed to have extended payment terms, revenue recognition is limited to amounts due and payable.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements that are deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. For arrangements accounted for under the percentage of completion method, for purposes of income statement presentation we allocate arrangement consideration between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed, with the residual allocated to software license fee.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the written and implied arrangement terms do not satisfy the criteria for revenue recognition.

Certain of our customer arrangements encompass multiple deliverables. If the deliverables meet the separation criteria described below, the deliverables are separated into distinct units of accounting, and revenue is allocated to the units based on their fair values. The separation criteria are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

Management applies judgment to ensure appropriate accounting for multiple deliverables, including value allocation among multiple units of accounting, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may affect management’s analysis of separation criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

The Company records reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations.

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based upon contractual renewal rates. Revenue from electronic data interchange (“EDI”) services is recognized as services are provided and is determined based on the volume of transactions processed. Revenue from the sale of prepackaged medications, net of provisions for estimated returns, is recognized upon shipment of the pharmaceutical products, the point at which the customer takes ownership and assumes risk of loss, when no performance obligations remain and collection of the receivable is probable. Allscripts offers the right of return on pharmaceutical products under various policies and estimates and maintains reserves for product returns based on historical experience.

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

Results of Operations

The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.6	48.1	44.8	47.3

Gross profit	56.4	51.9	55.2	52.7
Operating expenses:
Selling, general and administrative expenses	32.8	49.8	32.5	43.8
Research and development	6.3	8.5	6.8	8.5
Amortization of intangibles	1.5	1.0	1.5	0.7

Income (loss) from operations	15.8	(7.4)	14.4	(0.3)
Interest expense	(0.3)	(0.5)	(0.3)	(0.3)
Interest and other income, net	0.0	0.2	0.1	0.1

Income (loss) from operations before income taxes	15.5	(7.7)	14.2	(0.5)
(Provision) benefit for income taxes	(6.2)	3.1	(5.6)	0.2

Net income (loss)	9.3%	(4.6)%	8.6%	(0.3)%

Given the level of integration of the operations and reporting of legacy Allscripts and legacy MHS following the Transactions, management does not view or manage the business on a legacy business basis. Accordingly, it is not possible or meaningful in every case to quantify the impacts of the inclusion of legacy Allscripts on our financial results on a year-over-year basis within our overview of consolidated results and segment results.

Overview of Consolidated Results

Three and Six Months Ended November 30, 2009 Compared to the Three and Six Months Ended November 30, 2008

Revenue

Consolidated revenue increased $40,731, or 31.7%, from $128,613 during the three months ended November 30, 2008 to $169,344 during the three months ended November 30, 2009. Consolidated revenue increased $112,852, or 51.0%, from $221,402 during the six months ended November 30, 2008 to $334,254 during the six months ended November 30, 2009. The increase for the three and six months ended November 30, 2009 is primarily due to the inclusion of revenue contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008.

Excluding the revenue contributed by legacy Allscripts, the legacy MHS revenue declined in the three and six months ended November 30, 2009 as compared to the three and six months ended November 30, 2008. This decline was concentrated in systems sales and professional services in the legacy MHS clinical solutions segment and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and professional services revenue was a modest increase in legacy MHS clinical solutions transaction services revenue. The net decline in revenue in the legacy MHS clinical solutions business was partially offset by revenue growth in the legacy MHS health solutions segment which experienced system sales and professional services revenue growth due to an increase in orders as well as growth in maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts.

Gross Margin

Consolidated gross margin for the three months ended November 30, 2009 increased $28,788, or 43.1%, from $66,762 for the three months ended November 30, 2008 to $95,550 in the three months ended November 30, 2009. Consolidated gross margin for the six months ended November 30, 2009 increased $67,856, or 58.1%, from $116,757 for the six months ended November 30, 2008 to $184,613 in the six months ended November 30, 2009. Consolidated gross margin as a percentage of revenue for the three months ended November 30, 2009 and 2008 was 56.4% and 51.9%, respectively, and for the six months ended November 30, 2009 and 2008 was 55.2% and 52.7%, respectively. The increase in gross margin in the three and six months ended November 30, 2009 is primarily due to the inclusion of gross margin contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008. Also contributing to the increase in gross margin was improvement in gross margin as a percent of revenue in system sales, professional services and maintenance. Excluding expenses related to the amortization of software development costs and technology acquired intangibles, system sales gross margin as a percent of revenue improved in the three and six month periods of 2009 as compared to the comparable periods of 2008. This improvement was as a result of a more favorable revenue mix with more revenue being contributed from software licenses and less from lower margin hardware sales. Amortization of software development costs and technology acquired intangibles increased as the result of increased development activity on our strategic products and as a result of the purchase accounting for the Transactions, respectively. Also contributing to the improvement in gross margin as a percent of revenue was professional services margin as a result of more favorable pricing on certain contracts and an increase in revenue related to milestone billings on contracts with extended payment terms in our Enterprise business and maintenance margin as a result of cost savings from synergies obtained upon integrating functions across the legacy MHS and legacy Allscripts businesses.

Operating Income

Consolidated operating income increased $36,218 from a loss of $9,534 during the three months ended November 30, 2008 to income of $26,684 in the three months ended November 30, 2009. Consolidated operating income increased $48,837 from a loss of $583 during the six months ended November 30, 2008 to income of $48,254 in the six months ended November 30, 2009. The increase in operating income for the three and six months ended November 30, 2009 is primarily due to significantly lower selling, general and administrative costs related to the Transactions. Costs related to the Transactions totaled $22,100 and $23,800 in the three and six months ended November 30, 2008, respectively, and $1,300 and $5,200 in the three and six months ended November 30, 2009. These reductions in costs were partially offset by higher selling, general and administrative costs related to a $2,000 payment to Aprima (formerly iMedica) related to an amendment to our perpetual license agreement for our MyWay product and higher amortization of acquisition intangibles as a result of the Transactions. The increase in operating income for the three and six months ended November 30, 2009 was also caused by the inclusion of gross margin contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008 as well as the overall improvement in gross margin as a percent of revenue.

Segment Operations

Clinical Solutions

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(Unaudited)
Revenue:
System sales	$27,813	$17,117	$56,762	$26,611
Professional services	15,193	9,935	28,056	15,682
Maintenance	52,830	40,761	103,976	73,076
Transaction processing and other	45,396	39,525	91,540	75,230

Total revenue	141,232	107,338	280,334	190,599
Total cost of revenue	66,163	53,068	134,797	93,178

Gross profit	75,069	54,270	145,537	97,421
Selling, general and administrative expenses	24,820	22,858	51,683	41,754
Research and development	8,974	9,125	18,790	15,973

Income from operations	$41,275	$22,287	$75,064	$39,694

Revenue

Total clinical solutions revenue for the three months ended November 30, 2009 increased $33,894, or 31.6%, from $107,338 during the three months ended November 30, 2008 to $141,232 in the three months ended November 30, 2009. Total clinical solutions revenue for the six months ended November 30, 2009 increased $89,735, or 47.1%, from $190,599 during the six months ended November 30, 2008 to $280,334 in the six months ended November 30, 2009. The revenue increase in the three and six months ended November 30, 2009 is primarily due to the clinical solutions revenue contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008. Excluding the revenue contributed by legacy Allscripts, the legacy MHS revenue declined in the three and six months ended November 30, 2009 as compared to the same period in 2008. This decline was concentrated in systems sales and professional services and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and services revenue was a modest increase in legacy MHS clinical solutions transaction services revenue.

Gross Margin

Gross margin for the three months ended November 30, 2009 increased $20,799, or 38.3%, from $54,270 in the three months ended November 30, 2008 to $75,069 in three months ended November 30, 2009. Gross margin for the six months ended November 30, 2009 increased $48,116, or 49.4%, from $97,421 in the six months ended November 30, 2008 to $145,537 in six months ended November 30, 2009. The increase in gross margin is primarily due to the clinical solutions margin contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. Gross margin as a percentage of revenue was 53.2% and 50.6% for the three months ended November 30, 2009 and 2008, respectively, and 51.9% and 51.1% for the six months ended November 30, 2009 and 2008, respectively. Contributing to the increase in gross margin was improvement in gross margin as a percent of revenue in system sales, professional services and maintenance. Excluding expenses related to the amortization of software development costs and technology acquired intangibles system sales gross margin as a percent of revenue improved in the three and six month periods of 2009 as compared to the comparable periods of 2008. This improvement was as a result of a more favorable revenue mix with more revenue being contributed from software licenses and less from lower margin hardware sales. Amortization of software development costs and technology acquired intangibles increased as the result of increased development activity on our strategic products and as a result of the purchase accounting for the Transactions, respectively. Also contributing to the improvement in gross margin as a percent of revenue was professional services margin as a result of more favorable pricing on certain contracts and an increase in revenue related to milestone billings on contracts with extended payment terms in our Enterprise business and maintenance margin as a result of cost savings from synergies obtained upon integrating functions across the legacy MHS and legacy Allscripts businesses.

Selling, General and Administrative

Selling, general and administrative costs for the three months ended November 30, 2009 increased $1,962, or 8.6%, from $22,858 during the three months ended November 30, 2008 to $24,820 in the three months ended November 30, 2009. Selling, general and administrative costs for the six months ended November 30, 2009 increased $9,929, or 23.8%, from $41,754 during the six months ended November 30, 2008 to $51,683 in the six months ended November 30, 2009. The increase during the three and six months ended November 30, 2009 was primarily a result of the inclusion of legacy Allscripts due to the closing of the Transactions on October 10, 2008.

Research and Development

Research and development costs for the three months ended November 30, 2009 decreased $151, or 1.7%, from $9,125 during the three months ended November 30, 2008 to $8,974 in the three months ended November 30, 2009. Research and development costs for the six months ended November 30, 2009 increased $2,817, or 17.6%, from $15,973 during the six months ended November 30, 2008 to $18,790 in the six months ended November 30, 2009. The increase during the six months ended November 30, 2009 is primarily due to the inclusion of legacy Allscripts research and development activity as a result of the closing of the Transactions on October 10, 2008. This increase was partially offset by lower research and development costs in the legacy MHS business as a result of lower third party spend on legacy MHS products. Also offsetting the increase was an increase in the amount of expense eligible for capitalization driven by the closing of the Transactions on October 10, 2008, which resulted in an increase in projects undertaken that qualified for capitalization.

Health Solutions

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(Unaudited)
Revenue:
System sales	$5,752	$3,644	$10,260	$7,180
Professional services	3,147	1,847	6,202	3,506
Maintenance	8,475	5,973	16,747	10,293
Transaction processing and other	10,738	5,111	20,711	5,124

Total revenue	28,112	16,575	53,920	26,103
Total cost of revenue	7,631	4,879	14,844	7,563

Gross profit	20,481	11,696	39,076	18,540
Selling, general and administrative expenses	3,291	4,231	7,019	7,316
Research and development	1,750	1,802	3,907	2,912

Income from operations	$15,440	$5,663	$28,150	$8,312

Revenue

Total health solutions revenue for the three months ended November 30, 2009 increased $11,537, or 69.6%, from $16,575 during the three months ended November 30, 2008 to $28,112 in the three months ended November 30, 2009. Total health solutions revenue for the six months ended November 30, 2009 increased $27,817, or 106.6%, from $26,103 during the six months ended November 30, 2008 to $53,920 in the six months ended November 30, 2009. The revenue increase in the three and six months ended November 30, 2009 is primarily due to the health solutions revenue contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. Excluding the impact on revenue contributed by legacy Allscripts, the increase in revenue was related to legacy MHS health solutions, which experienced an increase in system sales and professional services revenue due to an increase in orders as well as growth in maintenance revenue primarily as a result of continued growth in the customer base and annual price increases on existing contracts.

Gross Margin

Gross margin for the three months ended November 30, 2009 increased $8,785, or 75.1%, from $11,696 in the three months ended November 30, 2008 to $20,481 in the three months ended November 30, 2009. Gross margin for the six months ended November 30, 2009 increased $20,536, or 110.8%, from $18,540 in the six months ended November 30, 2008 to $39,076 in the six months ended November 30, 2009. Gross margin as a percentage of revenue for the three months ended November 30, 2009 and 2008 was 72.9% and 70.6%, respectively, and 72.5% and 71.0%, for the six months ended November 30, 2009 and 2008, respectively. The gross margin increase in the three and six months ended November 30, 2009 is primarily due to the health solutions margin contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. The improvement in gross margin as a percent of revenue was primarily due to professional services margin as a result of improved utilization.

Selling, General and Administrative

Selling, general and administrative costs for the three months ended November 30, 2009 decreased $940, or 22.2%, from $4,231 in the three months ended November 30, 2008 to $3,291 in the three months ended November 30, 2009. Selling, general and administrative costs for the six months ended November 30, 2009 decreased $297, or 4.1%, from $7,316 in the six months ended November 30, 2008 to $7,019 in the six months ended November 30, 2009. The decline in selling, general and administrative expenses was primarily as a result of lower marketing expenses.

Research and Development

Research and development costs for the three months ended November 30, 2009 decreased $52, or 2.9% from $1,802 during the three months ended November 30, 2008 to $1,750 in the three months ended November 30, 2009. Research and development costs for the six months ended November 30, 2009 increased $995, or 34.2%, from $2,912 during the six months ended November 30, 2008 to $3,907 in the six months ended November 30, 2009. The increase in the six months ended November 30, 2009 is primarily due to the additional research and development costs contributed by legacy Allscripts from the closing of the Transactions, partially offset by a increase in the amount of expense eligible for capitalization driven by the closing of the Transactions on October 10, 2008, which resulted in an increase in projects undertaken that qualified for capitalization. During the three months ended November 30, 2009 the additional research and development costs contributed by legacy Allscripts from the closing of the Transactions was more than offset by the increase in the amount of expense eligible for capitalization in the 2009 period.

Prepackaged Medications Segment

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(Unaudited)
Prepackaged medications revenue	$—	$4,700	$—	$4,700
Prepackaged medications cost of revenue	—	3,904	—	3,904

Gross profit	—	796	—	796
Selling, general and administrative expenses	—	878	—	878

Income from operations	$—	($82)	$—	($82)

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during the three and six months ended November 30, 2009. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment during the three months ended November 30, 2009 and 2008, of $900 and $0, respectively, and for the six months ended November 30, 2009 and 2008, $1,800 and $0, respectively.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended November 30, 2009 decreased by $8,635, from $36,146 in the three months ended November 30, 2008 to $27,511 in the three months ended November 30, 2009. Unallocated corporate expenses for the six months ended November 30, 2009 increased by $2,812, from $47,064 in the six months ended November 30, 2008 to $49,876 in the six months ended November 30, 2009. During the three and six months ended November 30, 2009, the Company incurred significantly lower costs related to the Transactions. Costs related to the Transactions totaled $22,100 and $23,800 in the three and six months ended November 30, 2008, respectively, and $1,300 and $5,200 in the three and six months ended November 30, 2009, respectively. Also, the three and six month periods in 2008 included an impairment charge of $14,076 related to the investment in iMedica, which did not recur in the 2009 periods. Offsetting the impact of the lower Transactions and impairment related costs was the inclusion of legacy Allscripts unallocated corporate expenses subsequent to the date of the closing of the Transactions on October 10, 2008 as well as a $2,000 payment to Aprima (formerly iMedica) related to an amendment to our perpetual license agreement for our MyWay product.

Amortization of Intangibles

Amortization of intangibles for the three months ended November 30, 2009 increased $1,265, from $1,256 during the three months ended November 30, 2008 to $2,521 in the three months ended November 30, 2009. Amortization of intangibles for the six months ended November 30, 2009 increased $3,641, from $1,443 during the six months ended November 30, 2008 to $5,084 in the six months ended November 30, 2009. The increase was due to the intangible amortization recorded in conjunction with the closing of the Transactions.

Interest Expense and Interest Income and Other, Net

Interest expense for the three months ended November 30, 2009 decreased $150, from $628 in the three months ended November 30, 2008 to $478 during the three months ended November 30, 2009. Interest expense for the six months ended November 30, 2009 increased $473, from $690 in the six months ended November 30, 2008 to $1,163 during the six months ended November 30, 2009. The decrease in the three months ended November 30, 2009 is primarily due to the absence of interest expense related to Allscripts’ 3.50% Senior Convertible Debentures due 2024 (the “Debentures”) as well as reduced interest expense on the Credit Facility as a result of a lower outstanding balance. The increase during the six months ended November 30, 2009 is primarily due to interest expense related to Allscripts’ 3.50% Senior Convertible Debentures due 2024 (the “Debentures”) as well as interest on the Credit Facility, which were only present subsequent to the closing of the Transactions on October 10, 2008.

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock.

Interest income and other, net, for the three months ended November 30, 2009 decreased $169, from $284 during the three months ended November 30, 2008 to $115 during the three months ended November 30, 2009. Interest income and other, net, for the six months ended November 30, 2009 decreased $69, from $285 during the six months ended November 30, 2008 to $216 during the six months ended November 30, 2009. Interest income and other consists primarily of interest earned on Allscripts’ cash and marketable securities balances. The decrease in interest income and other is primarily due to lower interest rates earned on cash in the 2009 periods.

Income Tax Expense

Allscripts recorded an income tax provision of $10,541 and $18,596 for the three and six months ended November 30, 2009, respectively. Income tax benefit of $3,913 and $399 was recorded for the three and six months ended November 30, 2008, respectively. The effective tax rate was 40.0% and 39.6% for the three months ended November 30, 2009 and November 30, 2008, respectively, and 39.3% and 40.4% for the six months ended November 30, 2009 and November 30, 2008, respectively. The decrease in the six month effective tax rate is primarily due to the resolution of certain discrete items. The annual effective tax rate for fiscal year 2010 is expected to be approximately 39% to 40%.

Contract Backlog

As of November 30, 2009 and 2008, the Company had a committed contract backlog of approximately $741 million and $600 million, respectively. Of that amount, approximately $121 million and $71 million, as of November 30, 2009 and 2008, respectively, was related to long term software as a service contract commitments that are not expected to be realized as revenue in the next twelve months. A portion of the contracts in the committed contract backlog are accounted for under the percentage of completion accounting method. The determination of the revenue related to these contracts which will be recognized in the next twelve months is projected based upon the expected implementation period for such contracts.

Liquidity and Capital Resources

As of November 30, 2009 and 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $90,572 and $77,119, respectively. The increase in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended November 30,
	2009	2008
Net income (loss)	$28,711	$(589)
Non-cash adjustments to net income	32,204	16,930
Cash used in changes in operating assets and liabilities	(19,815)	(28,808)

Net cash provided by (used in) operating activities	$41,100	$(12,467)

During the six months ended November 30, 2009, operating activities provided $41,100 of cash compared to a use of cash of $12,467 from operating activities in the comparable period in 2008. This increase of $53,567 reflects an increase in net income, net of adjustments for non-cash items, primarily due to the contribution by legacy Allscripts from the closing of the Transactions on October 10, 2008. Net changes in operating assets and liabilities improved by $8,993 during the six months ended November 30, 2009 as compared to the same period in 2008. This net operating cash flow benefit was primarily due to an improvement in cash provided from accounts receivable, accounts payable and accrued expenses, partially offset by timing related increases in cash used in inventories, prepaid expenses and other assets, accrued compensation and benefits, deferred revenue and other liabilities.

Investing Cash Flow Activities

	Six Months Ended November 30,
	2009	2008
Capital expenditures	$(4,223)	$(1,581)
Capitalized software	(8,453)	(2,518)
Sales and maturities of marketable securities, net	358	98
Payment for acquisition of Allscripts, net of cash acquired	—	(263,766)
Net proceeds received from sale of building	—	6,450

Net cash used in investing activities	$(12,318)	$(261,317)

During the six months ended November 30, 2009 we used $12,318 of cash from investing activities, compared to cash used of $261,317 in the comparable period in 2008. The decrease in cash used in investing activities was a result of the acquisition of Allscripts on October 10, 2008, net of cash acquired, offset by an increase in capital expenditures and the amount of software development expenses that qualified for capitalization, primarily due to the nature of the development activity subsequent to the Transactions. The first half of fiscal 2009 also benefited from the sale of Allscripts’ Cary Facility in which we received approximately $6,450 in net proceeds.

Financing Cash Flow Activities

	Six Months Ended November 30,
	2009	2008
Proceeds from stock options and employee stock purchase plan	$2,739	$371
Excess tax benefits from stock-based compensation	6,857	—
Net payments on debt instruments	(20,891)	(6,276)
Change in parent’s net investment	—	348,254

Net cash (used in) provided by financing activities	$(11,295)	$342,349

During the six months ended November 30, 2009 we used $11,295 in net cash from financing activities, compared to $342,349 of cash provided in the comparable period of 2008. This change in cash from financing activities of $353,644 was attributable to a decrease of cash provided from the parent’s net investment account as Misys capital contributions ceased upon closing of the Transactions, as well as an increase in net payments on debt instruments caused by the debt contributed by legacy Allscripts upon completion of the Transactions, partially offset by cash provided by proceeds from legacy Allscripts stock option and employee stock purchase plan activity which did not exist prior to closing of the Transactions.

Future Capital Requirements

On November 20, 2009 Allscripts entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement among the Company, Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc. (“ECIN”) and Misys Healthcare Systems, LLC, as Borrowers, and the other parties from time to time joined as additional Borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger. The Amendment increased the total unsecured commitment under the Credit Facility by $25,000 to $150,000. The Credit Facility matures on August 15, 2012. The Second Amended and Restated Credit Agreement is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans and bears interest at LIBOR plus 2.00%, which rate is based on Allscripts’ leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year. On November 20, 2009 Allscripts entered into a First Amendment to the Second Amended and Restated Credit Agreement in which it exercised its right to increase the aggregate commitments under the Credit Facility. Pursuant to the First Amendment, the Credit Facility provides for a total unsecured commitment of $150,000, an increase of $25,000 from the Second Amendment to the Credit Facility.

Under the Credit Facility, as of the end of each fiscal quarter, the Company is required to maintain a ratio of indebtedness to EBITDA (as defined below) for the four fiscal quarters most recently ended of (i) not greater than 2.75 to 1.00 as of any date on or before November 30, 2010 and (ii) not greater than 2.50 to 1.00 as of any date after November 30, 2010. As of November 30, 2009, the Company was in compliance with this requirement. EBITDA is defined in our Credit Facility as consolidated net income from continuing operations, plus depreciation, amortization, non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the acquisition of MHS.

The Company is also required to maintain, under the Credit Facility and as of the end of each fiscal quarter, a ratio of EBIT (as defined below) for the four fiscal quarters ending on such date to the consolidated interest expense of the Company for such four fiscal quarters of not less than 4.00 to 1.00. As of November 30, 2009, the Company was in compliance with this requirement. EBIT is defined in our Credit Facility as consolidated net income from continuing operations, plus non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the acquisition of MHS.

We believe that our cash, cash equivalents and marketable securities of $90,572 as of November 30, 2009, our future cash flows from operations, and our borrowing capacity under our Credit Facility, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, including any additional common stock repurchases under our open market program or the Repurchase Agreement, funding interest payments on our debt instruments, contractual obligations, including the Shared Services Agreement with Misys, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

As of November 30, 2009, we had $124,774 of available borrowings under our $150,000 Credit Facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Facility if the financial institution that has extended credit commitments to us becomes unwilling or unable to fund such borrowings.

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the Holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, Holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

Allscripts has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in Allscripts’ consolidated financial statements but are required to be disclosed.

In connection with the Chicago corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of November 30, 2009, no amounts had been drawn on the letter of credit. We have other letters of credit as security for full and prompt performance under various contractual arrangements.

Recent Accounting Pronouncements

In September 2009, the FASB ratified authoritative guidance on revenue recognition. Under the new guidance for arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is assessing the potential impact of this new guidance on its consolidated financial position and results of operations.

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

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	the outcome of any legal proceeding that has been or may be instituted against Allscripts, Misys or MHS and others, including the securities class action lawsuit;

•	risks that the Transactions disrupt current plans and operations and potential difficulties in employee retention as a result of the Transactions;

•	the ability to successfully integrate MHS into Allscripts;

•	the ability to recognize the benefits of the merger of MHS and a subsidiary of Allscripts;

•	legislative, regulatory and economic developments; and

•	those factors discussed in “Risk Factors” in Allscripts’ periodic filings with the SEC.

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

As of November 30, 2009, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our bank Credit Facility. Based upon our balance of $23,995 of debt against our Credit Facility as of November 30, 2009, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $240.

As of November 30, 2009, we had cash, cash equivalents and marketable securities in financial instruments of $90,572. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of November 30, 2009, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $906.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of November 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control

There has been no change in our internal control over financial reporting during our second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, on August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff , and on November 25, 2009, an amended complaint was filed. On January 11, 2010, the Company filed a motion to dismiss the lawsuit.

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business. Two matters in particular are described below, which relate to intellectual property claims asserted against the Company. The Company believes that the two matters described below are not material and that the Company has strong defensive positions in both matters. Neither claim relates to the core of the Company’s applications. However, the outcomes of patent and copyright lawsuits are often uncertain and such lawsuits are typically expensive to litigate. Recent mediations in respect of the matters described below did not result in a resolution of the disputes, and these cases will likely go to trial.

First, the Company is a defendant, together with multiple other defendants in the healthcare technology industry, in a patent action brought by Document Generation Corporation (“Document Generation”) on December 11, 2008, in the United States District Court for the Eastern District of Texas. This action is based upon a U.S. patent that allegedly covers various aspects of the creation of patient medical records and related reports. Because this case is in a preliminary stage of litigation and the outcome depends on questions of law or fact that are disputed or unclear, its impact on the Company’s results of operations cannot be predicted with confidence at this time. The action seeks damages for infringement, including treble damages. Plaintiff also seeks injunctive relief, attorneys’ fees and costs. The Company intends to contest this matter vigorously. The Company is also a defendant, together with multiple other defendants in the healthcare technology industry, in a separate patent infringement action brought by Document Generation on December 5, 2007, in the United States District Court for the Southern District of Illinois, which has been stayed pending re-examination of the subject patent by the United States Patent and Trademark Office.

Second, on September 8, 2008, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and Allscripts, LLC, in the United States District Court for the Middle District of Florida. Pegasus’ claims against the Company include breach of license agreement, copyright infringement, misappropriation of trade secrets, unfair trade practices and unfair competition based on the Company’s allegedly unauthorized use of a software development toolkit related to barcode recognition. On December 4, 2009, the Company filed a motion to dismiss the case, which is currently pending. As noted above, the Company believes it has a strong defensive position in this matter.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 8, 2009, at the 2009 annual meeting of stockholders, Allscripts’ stockholders (1) elected Kelly Barlow, Sir Dominic Cadbury, Cory Eaves, Marcel L. “Gus” Gamache, Philip Green, John King, Michael Kluger, Michael Lawrie and Glen Tullman as directors of Allscripts to hold office until the 2010 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); (2) approved the Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan, which had been previously approved by the Company’s Board of Directors, subject to stockholder approval; (3) approved an amendment to the Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”) to increase the number of shares available for issuance under the 1993 Plan by 7,140,209 shares, to 21,593,489; (4) approved an amendment to Section 9 of the 1993 Plan, including the performance criteria set forth; and (5) ratified the appointment of PricewaterhouseCoopers LLP as Allscripts’ independent registered public accounting firm for the fiscal year ending May 31, 2010. The votes were as follows:

		Votes for	Votes Against	Withheld/Abstain	Broker Non-vote
(1)	Election of directors:

	Kelly Barlow Sir Dominic Cadbury Cory Eaves Marcel L. “Gus” Gamache Philip Green John King Michael Kluger Michael Lawrie Glen Tullman	114,268,341 114,232,297 114,262,973 130,737,959 116,804,067 110,437,437 118,539,607 103,383,649 116,776,690		26,390,326 26,426,370 26,395,695 9,920,708 23,854,601 30,221,230 22,119,060 37,275,018 23,881,977	— — — — — — — — —

(2)	Approval of the Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan	110,327575	16,594,359	56,695	13,680,039

(3)	Amendment to the Allscripts Healthcare Solutions, Inc. 1993 Stock Incentive Plan to increase the number of shares available for grant thereunder	114,630,498	12,286,655	61,475	13,680,040

(4)	Amendment to Section 9 of the Allscripts Healthcare Solutions, Inc. 1993 Stock Incentive Plan, including the performance criteria set forth therein	109,869,828	17,041,962	66,838	13,680,040

(5)	Ratification of the appointment of PricewaterhouseCoopers LLP	140,424,861	129,485	104,320	—

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 11, 2010.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/s/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: January 11, 2010

INDEX TO EXHIBITS

Exhibit 10.1	Employment Agreement dated October 10, 2008 by and between Allscripts-Misys Healthcare Solutions, Inc. and R.L. (Vern) Davenport

Exhibit 10.2	First Amendment to the Second Amended and Restated Credit Agreement dated November 20, 2009

Exhibit 10.3	Extension, dated October 9, 2009, to Shared Services Agreement

Exhibit 31.1	Rule 13a - 14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a - 14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)