Form 10-Q
period 2010-02-28
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2010-04-08
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 7, 2010, there were 146,164,133 shares of the registrant’s $0.01 par value common stock outstanding.

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

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	February 28, 2010	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$115,757	$71,159
Accounts receivable, net of allowance of $8,183 and $6,870 at February 28, 2010 and May 31, 2009, respectively	179,169	155,122
Deferred taxes, net	1,684	1,052
Inventories	3,606	2,583
Prepaid expenses and other current assets	47,602	31,061

Total current assets	347,818	260,977
Long-term marketable securities	1,876	2,267
Fixed assets, net	19,534	17,343
Software development costs, net	23,791	13,515
Intangible assets, net	211,896	227,766
Goodwill	413,390	418,431
Other assets	11,511	12,357

Total assets	$1,029,816	$952,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,367	$19,239
Accrued expenses	49,397	41,498
Accrued compensation and benefits	14,904	16,567
Deferred revenue	103,719	86,032
Other current liabilities	1,028	792

Total current liabilities	191,415	164,128
Long-term debt	13,995	63,699
Deferred taxes, net	33,447	20,368
Other liabilities	3,732	4,091

Total liabilities	242,589	252,286
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at February 28, 2010 and May 31, 2009	0	0
Common stock:
$0.01 par value, 199,000 shares authorized; 146,090 shares issued and outstanding at February 28, 2010; 142,397 shares issued and outstanding at May 31, 2009	1,461	1,423
Additional paid-in capital	885,876	846,257
Accumulated deficit	(100,110)	(147,291)
Accumulated other comprehensive loss	0	(19)

Total stockholders’ equity	787,227	700,370

Total liabilities and stockholders’ equity	$1,029,816	$952,656

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Revenue:
System sales	$44,116	$27,375	$111,138	$61,166
Professional services	17,433	15,928	51,691	35,116
Maintenance	62,117	56,099	182,841	139,468
Transaction processing and other	56,253	52,847	168,504	133,201

Total software and related services	179,919	152,249	514,174	368,951
Prepackaged medications	0	8,454	0	13,154

Total revenue	179,919	160,703	514,174	382,105
Cost of revenue:
System sales	22,565	15,031	60,463	34,445
Professional services	15,240	16,196	45,593	34,555
Maintenance	20,733	20,048	61,193	51,651
Transaction processing and other	19,707	19,481	60,637	50,846

Total software and related services	78,245	70,756	227,886	171,497
Prepackaged medications	0	6,666	0	10,570

Total cost of revenue	78,245	77,422	227,886	182,067

Gross profit	101,674	83,281	286,288	200,038
Selling, general and administrative expenses	54,672	47,709	163,250	144,721
Research and development	12,649	9,913	35,347	28,798
Amortization of intangible assets	2,488	2,872	7,572	4,315

Income from operations	31,865	22,787	80,119	22,204
Interest expense	(536)	(960)	(1,699)	(1,650)
Interest income and other, net	87	91	303	376

Income before income taxes	31,416	21,918	78,723	20,930
Provision for income taxes	(12,946)	(8,668)	(31,542)	(8,269)

Net income	$18,470	$13,250	$47,181	$12,661

Earnings per share:
Basic	$0.12	$0.09	$0.32	$0.11

Diluted	$0.12	$0.09	$0.31	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended February 28,
	2010	2009
Cash flows from operating activities:
Net income	$47,181	$12,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,952	14,656
Stock-based compensation expense	12,011	3,152
Excess tax benefits from stock-based compensation	(5,588)	0
Provision for doubtful accounts	5,842	4,603
Deferred taxes	20,469	(375)
Asset impairment losses	0	14,076
Changes in operating assets and liabilities:
Accounts receivable	(29,889)	(35,883)
Inventories	(1,023)	(209)
Prepaid expenses and other assets	(13,950)	(5,934)
Accounts payable	3,128	(1,196)
Accrued expenses	7,679	(9,850)
Accrued compensation and benefits	(2,376)	(7,682)
Deferred revenue	17,687	19,300
Other liabilities	(502)	(131)

Net cash provided by operating activities	87,621	7,188
Cash flows from investing activities:
Capital expenditures	(7,477)	(3,461)
Capitalized software	(13,375)	(7,563)
Purchases of marketable securities	(4,004)	(853)
Sales and maturities of marketable securities	4,427	1,641
Payment for acquisition of Allscripts	0	(329,494)
Net cash acquired in merger with Allscripts	0	65,728
Net proceeds received from sale of building	0	6,450

Net cash used in investing activities	(20,429)	(267,552)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,617	907
Proceeds from employee stock purchase plan, net	1,395	460
Excess tax benefits from stock-based compensation	5,588	0
Payments of capital lease obligations	(1,194)	(1,067)
Credit facility payments	(30,000)	(3,000)
Payments on promissory note	0	(2,734)
Line of credit payments	0	(41,915)
Line of credit borrowings	0	38,683
Change in parent’s net investment, including $330,000 received from Misys PLC	0	353,500
Repurchase of senior convertible notes	0	(8,164)
Repurchase of common stock	0	(6,772)

Net cash (used in) provided by financing activities	(22,594)	329,898

Net increase in cash and cash equivalents	44,598	69,534
Cash and cash equivalents, beginning of period	71,159	325

Cash and cash equivalents, end of period	$115,757	$69,859

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

On October 10, 2008, in accordance with the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse merger was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”). In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited interim consolidated financial statements include the consolidated accounts of Allscripts-Misys Healthcare Solutions, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company derived its consolidated balance sheet at May 31, 2009 from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the year ended May 31, 2009 and the notes thereto in our Annual Report on Form 10-K for the year ended May 31, 2009. Operating results for the three and nine months ended February 28, 2010 are not necessarily indicative of the results for the full year.

Results of operations include MHS for all periods presented and legacy Allscripts for periods subsequent to the completion of the Transactions on October 10, 2008. Since the Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. General corporate expenses incurred prior to October 10, 2008 and reported in the prior period financial statements contain allocations of operating costs between MHS and its former parent, Misys plc. These costs include executive salaries, accounting and legal fees, departmental costs for accounting, finance, legal, information technology, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues and number of employees. Management believes these allocations are made on a reasonable basis; however, the financial statements included herein may not necessarily reflect Allscripts’ results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had MHS operated as a stand-alone entity prior to October 10, 2008.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. There was no prepackaged medications revenue during the three and nine months ended February 28, 2010, as the related business was disposed in the fourth quarter of fiscal year 2009 (see note 8).

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

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements accounted for under percentage of completion accounting and deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. For income statement purposes, consideration from agreements accounted for under percentage of completion accounting is allocated between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual allocated to software license fee.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the written and implied arrangement terms do not satisfy the criteria for revenue recognition upon delivery of the software.

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

The Company records reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations. These amounts totaled approximately $981 and $986 for the three months ended February 28, 2010 and 2009, respectively, and $3,271 and $2,695 for the nine months ended February 28, 2010 and 2009, respectively.

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based upon contractual renewal rates. Revenue from EDI services is recognized as services are provided and is determined based on the volume of transactions processed. Prior to the sale of the Company’s prepackaged medications business in fiscal year 2009, revenue from the sale of prepackaged medications, net of provisions for estimated returns, was recognized upon shipment of the pharmaceutical products, the point at which the customer took ownership and assumed risk of loss, when no performance obligations remain and collection of the receivable was probable.

Goodwill

Generally accepted accounting principles require the Company to perform an impairment test at least annually. This is a two step test. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In Step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company completed step one of its annual goodwill impairment test as of May 31, 2009 for its reporting units. For each reporting unit, the fair value of the reporting unit exceeded its carrying value; therefore, step two was not required. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company has determined that there was no indication of impairment to its goodwill for any of the reporting units as of February 28, 2010 and an interim impairment test has not been performed.

Fair Value

At February 28, 2010 and May 31, 2009, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values due to the short-term nature of these financial instruments.

The Company’s long-term revolving Credit Facility has an interest rate that approximates current market rates; therefore, the carrying value of such debt approximates fair value.

Long-term marketable securities are recorded at fair value and total $1,876 and $2,267 at February 28, 2010 and May 31, 2009, respectively. The fair value of these investments was determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs.

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

The following table summarizes the Company’s financial assets measured on a recurring basis as of the respective balance sheet dates:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Long-term marketable securities, fair value as of:
February 28, 2010	$—	$1,876	$—	$1,876

May 31, 2009	$—	$2,267	$—	$2,267

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

        We have allocated $330,984 to goodwill and $236,600 to intangible assets. Allocated goodwill consists of $258,257 and $72,727 attributed to the clinical solutions and health solutions segments, respectively. Allocated intangible assets consists of $180,600, $53,000 and $3,000 attributed to the clinical solutions, health solutions and prepackaged medications segments as of the date of the October 10, 2008 acquisition, respectively. Of the $236,600 of acquired intangible assets, $52,000 was assigned to registered trade names, which have an indefinite life and are not subject to amortization. The remaining $184,600 of intangible assets acquired consist of the following: $49,000 was assigned to service and maintenance contracts with a useful life of 20 years, $44,000 was assigned to developed technology rights with a useful life of 7 years, $3,000 was assigned to developed technology rights with a useful life of 4 years, $38,000 was assigned to core technology with a useful life of 12 years, $21,000 was assigned to customer relationships with a useful life of 20 years, $15,000 was assigned to Application Services Provider (ASP) contracts with a useful life of 13 years, $7,000 was assigned to service and maintenance contract backlog with a useful life of 2 years, $5,000 was assigned to provider relationships with a useful life of 15 years, $2,000 was assigned to service backlog with a useful life of 3 years, $300 was assigned to Allscripts’ non-compete agreement with a useful life of 1 year, and $300 was assigned to favorable leasehold interests with a useful life of 6 years. The intangible assets are being amortized on a straight-line basis over their average useful lives.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

The following unaudited pro forma information assumes the legacy Allscripts and MHS merger occurred at the beginning of each period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the Transactions occurred at the beginning of the period being presented, nor of future results of operations. The unaudited pro forma results for the three and nine months ended February 28, 2009 are as follows:

	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009
Total revenue	$160,703	$502,881
Net income	$13,250	$28,638
Earnings per share:
Basic	$0.09	$0.24
Diluted	$0.09	$0.24

3. Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net income	$18,470	$13,250	$47,181	$12,661
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	9	66	19	210

Comprehensive income	$18,479	$13,316	$47,200	$12,871

As of February 28, 2010 and May 31, 2009, the components of accumulated other comprehensive income, net of income tax, consist of net unrealized losses on marketable securities.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

4. Net Income Per Share

Effective June 1, 2009, the Company adopted accounting guidance which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this guidance are retrospective; therefore prior periods have been restated. Restricted stock units awards granted by the Company to certain management level employees participate in dividends on the same basis as common shares and are nonforfeitable by the holder. As a result, these restricted stock units awards meet the definition of a participating security.

Basic income per share is computed by dividing net income, as adjusted for income allocated to participating securities, by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options, restricted stock unit awards and conversion of the 3.50% Senior Convertible Debentures due 2024 (the “Debentures”).

The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Basic Earnings per Common Share:
Net income	$18,470	$13,250	$47,181	$12,661
Less: Income allocated to participating securities	(420)	(196)	(980)	(176)

Net income available to common shareholders	$18,050	$13,054	$46,201	$12,485

Average common shares outstanding	145,999	146,121	144,782	115,741

	$0.12	$0.09	$0.32	$0.11

Earnings per Common Share Assuming Dilution:
Net income	$18,470	$13,250	$47,181	$12,661
Less: Income allocated to participating securities	(420)	(196)	(980)	(176)
Add: Interest expense on Debentures, net of tax	0	208	69	0

Net income available to common shareholders	$18,050	$13,262	$46,270	$12,485

Average common shares outstanding	145,999	146,121	144,782	115,741
Dilutive effect of stock options and restricted stock units awards	1,784	2,078	1,766	1,948
Dilutive effect of Debentures	0	2,451	610	0

Average common shares outstanding assuming dilution	147,783	150,650	147,158	117,689

	$0.12	$0.09	$0.31	$0.11

Total shares outstanding for purposes of determining the earnings per share for the nine months ended February 28, 2009 are comprised of the total legacy Allscripts shares outstanding at the date of the Transactions and the total shares issued to Misys plc at the merger date.

The as-if converted shares totaling 2,451 and interest expense related to the Debentures were not included in the nine months ended February 28, 2009 as the effects were anti-dilutive.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

5. Other Assets

Perpetual License

On September 15, 2008, MHS entered into an agreement with iMedica (now Aprima Medical Software, Inc., or “Aprima”) (the “Aprima Agreement”), under which the Company has a perpetual license to certain software code developed by Aprima, which the Company has incorporated into its Allscripts MyWay product. The perpetual license is being amortized over its estimated useful life of seven years. The net value of this perpetual license was $8,686 and $9,811 as of February 28, 2010 and May 31, 2009, respectively, and is included in other assets on the consolidated balance sheets. Amortization expense related to this license was $375 and $314 for the three months ended February 28, 2010 and 2009, respectively, and $1,125 and $314 for the nine months ended February 28, 2010 and 2009, respectively. On July 17, 2009, the Company and Aprima entered into an amendment to the License Agreement to settle a dispute relating to certain terms of the License Agreement. As consideration for entering into this amendment, Allscripts paid Aprima $2,000, which is reflected in selling, general and administrative expenses on the consolidated statement of operations for the nine months ended February 28, 2010.

As part of the License Agreement, MHS agreed to pay Aprima a total of $12,000 in cash contingent upon delivery by Aprima and acceptance by MHS of the licensed code and services, and to surrender its minority equity stake in Aprima along with any outstanding prepaid royalties. Misys plc made the $12,000 payment on MHS’ behalf. During the three months ended November 30, 2008, the Company reviewed the fair market value of its Aprima software code license and determined that it was impaired. The impairment was valued by comparing the expected discounted future cash flows to be generated by the Aprima source code license to its carrying value. The resulting impairment charge of $14,076 was recorded in selling, general and administrative expenses during the three months ended November 30, 2008.

6. Long-Term Debt and Credit Facility

Long-term debt outstanding as of February 28, 2010 and May 31, 2009 consisted of the following:

	February 28, 2010	May 31, 2009
Long-term revolving Credit Facility, LIBOR plus 2.00% interest	$13,995	$43,995
3.5% Senior Convertible Debentures	0	19,704

Total long-term debt	$13,995	$63,699

Interest expense for the three months ended February 28, 2010 and 2009 was $536 and $960, respectively, which includes debt issuance cost amortization of $248 and $168, respectively. Interest expense for the nine months ended February 28, 2010 and 2009 was $1,699 and $1,650, respectively, which includes debt issuance cost amortization of $429 and $290, respectively.

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

As of February 28, 2010, $13,995 in borrowings and $1,231 in letters of credit were outstanding under the Credit Facility. As of February 28, 2010, the interest rate on the Credit Facility was LIBOR plus 2.00%. There was no default under the Credit Facility as of February 28, 2010. The Credit Facility contains customary representations, warranties, covenants and events of default. Outstanding borrowings under the Credit Facility totaling $13,995 were paid in full during March 2010.

Under the Credit Facility, as of the end of each fiscal quarter, the Company is required to maintain a ratio of indebtedness to EBITDA (as defined below) for the four fiscal quarters most recently ended of (i) not greater than 2.75 to 1.00 as of any date on or before November 30, 2010 and (ii) not greater than 2.50 to 1.00 as of any date after November 30, 2010. As of February 28, 2010, the Company was in compliance with this requirement. EBITDA is defined in our Credit Facility as consolidated net income from continuing operations, plus depreciation, amortization, non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the Transactions.

The Company is also required to maintain, under the Credit Facility and as of the end of each fiscal quarter, a ratio of EBIT (as defined below) for the four fiscal quarters ending on such date to the consolidated interest expense of the Company for such four fiscal quarters of not less than 4.00 to 1.00. As of February 28, 2010, the Company was in compliance with this requirement. EBIT is defined in our Credit Facility as consolidated net income from continuing operations, plus non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the Transactions.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of the Debentures. Holders of $54,632 principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of 4,854 shares of Allscripts common stock by virtue of the Transactions.

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

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the Holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, Holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock. There were no outstanding Debentures as of February 28, 2010.

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during fiscal 2010 could be different from the forecast rate. The effective tax rate was 41.2% and 39.5% for the three months ended February 28, 2010 and 2009, respectively. The effective tax rate was 40.1% and 39.5% for the nine months ended February 28, 2010 and 2009, respectively.

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

Allscripts has organized its business around groups of similar customers, which resulted in three reportable segments: clinical solutions, health solutions and prepackaged medications. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Health solutions include software, related installation and training services, and the resale of related hardware. The prepackaged medications segment derived its revenue from the prepackaged medications business, including wholesale medication sales and on-site medication dispensing. As noted below, the prepackaged medications business was disposed of in fiscal year 2009.

        On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during the three and nine months ended February 28, 2010. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment during the three months ended February 28, 2010 and 2009, of $900 and $0, respectively, and for the nine months ended February 28, 2010 and 2009, $2,700 and $0, respectively.

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

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Revenue
Clinical solutions	$151,990	$129,207	$432,325	$319,806
Health solutions	27,929	23,042	81,849	49,145
Prepackaged medications	0	8,454	0	13,154

Total revenue	$179,919	$160,703	$514,174	$382,105

Income from operations
Clinical solutions	$46,264	$33,990	$121,329	$73,685
Health solutions	14,736	8,915	42,885	17,227
Prepackaged medications	0	965	0	882
Unallocated corporate expenses	(29,135)	(21,083)	(84,095)	(69,590)

Total income from operations	31,865	22,787	80,119	22,204
Interest expense	(536)	(960)	(1,699)	(1,650)
Interest income and other, net	87	91	303	376

Income from operations before income taxes	$31,416	$21,918	$78,723	$20,930

9. Related Parties

Misys plc

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy MHS, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs. Selling, general and administrative expenses in the combined statements of operations include corporate expense allocations of $0 and $5,219 for the three and nine months ended February 28, 2009, respectively. All figures related to the three and nine months ended February 28, 2010 reflect charges under the Shared Services Agreement described below.

Shared Services Agreement

On March 1, 2009, Allscripts and Misys entered into a Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Shared Services Agreement”). The Shared Services Agreement was approved by the Audit Committee of Allscripts’ Board of Directors. The services provided to Allscripts under the Shared Services Agreement include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Under the Shared Services Agreement, Allscripts has provided Misys with certain tax, facility space and payroll processing services. The Shared Services Agreement has an initial one-year term from October 10, 2008 and may be renewed upon the mutual agreement of Misys and Allscripts. Subject to certain exceptions, a recipient of services may terminate services provided under the Services Agreement upon at least 45 days prior written notice. On October 12, 2009 Allscripts and Misys executed a 30 day extension to the Services Agreement and are currently negotiating a longer term renewal of the Services Agreement. Expenses incurred under the Services Agreement were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Cost of revenue	$369	$409	$1,157	$568
Selling, general and administrative expenses	545	958	2,575	1,711
Research and development	2,689	2,167	6,690	2,753

Total	$3,603	$3,534	$10,422	$5,032

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

11. Contingencies

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff, and on November 25, 2009, an amended complaint was filed. On January 11, 2010, the Company filed a motion to dismiss the lawsuit. That motion is fully briefed and awaiting ruling.

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business. Two matters in particular are described below, which relate to intellectual property claims asserted against the Company. The Company believes that the two matters described in the next paragraph are not material and that the Company has strong defensive positions in both matters. Neither claim relates to the core of the Company’s applications. However, the outcomes of patent and copyright lawsuits are often uncertain and such lawsuits are typically expensive to litigate.

The Company is a defendant, together with multiple other defendants in the healthcare technology industry, in a patent infringement action brought by Document Generation Corporation (“Document Generation”) on December 11, 2008, in the United States District Court for the Eastern District of Texas. This action is based upon a U.S. patent that allegedly covers various aspects of computer-assisted document generation of the creation of patient medical records and related reports. Because this case is in a preliminary stage of litigation and the outcome depends on questions of law or fact that are disputed or unclear, its impact on the Company’s results of operations cannot be predicted with confidence at this time. The action seeks damages for infringement, including treble damages. Plaintiff also seeks injunctive relief, attorneys’ fees and costs. The Company intends to contest this matter vigorously, and the Patent Office has recently rejected all of the patent claims as invalid in view of the prior art as a result of an on-going re-examination of the patent-in-suit. The Company is also a defendant, together with multiple other defendants in the healthcare technology industry, in a separate patent infringement action brought by Document Generation on December 5, 2007, in the United States District Court for the Southern District of Illinois. This action involves a second patent that is related to the patent-at-issue in the case in the Eastern District of Texas. The case in the Southern District of Illinois has been stayed pending re-examination of the subject patent by the United States Patent and Trademark Office. The claims in the second patent have also been rejected as being invalid in view of the prior art by the Patent Office as a result of its on-going reexamination.

On September 8, 2008, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and Allscripts, LLC, in the United States District Court for the Middle District of Florida. Pegasus’ claims against the Company include breach of license agreement, copyright infringement, misappropriation of trade secrets, unfair trade practices and unfair competition based on the Company’s allegedly unauthorized use of a software development toolkit related to barcode recognition. Following substantial further pretrial proceedings before the Court and a subsequent mediation session, the parties have agreed to submit this dispute to binding arbitration. The Company believes it has a strong defensive position in this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except per share amounts)

Overview

Merger Agreement

On October 10, 2008, in accordance with the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse acquisition for accounting purposes was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”). In connection with the closing of the Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

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

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during the three and nine months ended February 28, 2010. There was no activity in the prepackaged medications segment in the first quarter of fiscal year 2009 as this was a legacy Allscripts segment. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment during the three months ended February 28, 2010 and 2009, of $900 and $0, respectively, and for the nine months ended February 28, 2010 and 2009, $2,700 and $0, respectively.

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

We believe a combination of executive and legislative leadership at the federal level, industry standards provided by the Certification Commission for Healthcare Information Technology (CCHIT) and other potential regulatory bodies, and federal incentives that exist today for e-prescribing and pay-for-quality initiatives, will quickly make electronic health records as common as practice management systems in all provider offices. We believe the stimulus and other provisions provided by the American Recovery and Reinvestment Act of 2009 (the “Stimulus”) will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the material opportunity presented by the Stimulus and have begun to see a positive impact on new orders, particularly in our Enterprise products, in our three and nine months ended February 28, 2010. However, we believe that the impact on new orders related to the Stimulus have been tempered by continued uncertainty around the Stimulus and related funding requirements and also due to the challenging economic conditions which have motivated customers and prospective customers to defer capital investments, conserve cash and move towards software subscription arrangements versus traditional licensing arrangements. We believe that the continuation of these challenging economic conditions and uncertainty around the Stimulus may continue during the remainder of our fiscal year 2010. Additionally, we face the following other material opportunities, challenges and risks related to the Stimulus, which are further described below: (i) developing adequate capacity to satisfy the potential increased demand; (ii) ensuring that we obtain applicable product certifications and our customers are able to achieve “meaningful use” as required by the Stimulus; (iii) taking advantage of demand trends; and (iv) positioning the Company, in the absence of final regulations, as a provider to potential government-funded health care providers.

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

In order for our customers to qualify for Stimulus funding, our products must meet various requirements for product certification under the Stimulus regulations, and must enable our customers to achieve “meaningful use,” as such term may be ultimately defined under the final Stimulus regulations. A proposed Stimulus regulation provides for a phased approach to implementation of the meaningful use standards, with Stage 1 set forth in the proposed rule and Stages 2 and 3 reserved for future rulemaking based upon the experiences with Stage 1. Also, an interim final rule has been implemented by the Office of National Coordinator, U.S. Department of Health and Human Services, to adopt an initial set of standards, implementation specifications, and certification criteria to enhance the use of health information technology and support its meaningful use. Given that final regulations are not yet available and that future rulemaking may not be implemented for some time, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by CCHIT and/or other regulatory bodies, and the length, if any, of additional related development and other efforts required to meet evolving standards could materially impact our ability to maximize the market opportunity. Currently, given the maturity of our products, management does not believe the incremental development effort, if any, required to meet final meaningful use standards will be significant. Management has made product development a strategic focus, with development funding expected to be as high as 10% of revenues this fiscal year. Management has also positioned the current product portfolio to achieve certification via current and anticipated pathways in time for our customers to take maximum advantage of the Stimulus incentives offered to physicians under the Health Information Technology for Economic and Clinical Health Act.

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

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and the Company’s customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including the Company.

The composition of our revenue by segment is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Revenue
Clinical solutions	$151,990	$129,207	$432,325	$319,806
Health solutions	27,929	23,042	81,849	49,145
Prepackaged medications	0	8,454	0	13,154

Total revenue	$179,919	$160,703	$514,174	$382,105

Cost of revenue for Allscripts’ clinical solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, third-party transaction processing costs, amortization of acquired proprietary technology, depreciation and amortization and other direct engagement costs. Cost of revenue for Allscripts’ health solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, depreciation and amortization and other direct engagement costs. In addition, the cost of revenue for both segments includes certain services performed by Misys under the Shared Services Agreement.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, product solutions management expenses and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment. In addition, selling, general and administrative expenses include certain services performed by Misys under the Shared Services Agreement.

Research and development expenses consist primarily of salaries, bonuses and benefits, third party contractor costs and other costs directly related to development of new products and upgrading and enhancing existing products.

Amortization of intangibles consists of amortization of customer relationships, trade names and other intangibles acquired under purchase accounting related to the Transactions and prior business combinations.

Interest expense consists primarily of interest on our previously outstanding Debentures, interest on capital leases and interest expense on Credit Facility. Interest income and other consists primarily of interest earned on cash and marketable securities.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes customer support and maintenance services. Revenue from transaction processing and other includes EDI services. Revenue from prepackaged medications, during applicable periods, includes the sale of medications and pharmaceutical products. There was no prepackaged medications revenue during the three and nine months ended February 28, 2010 as the related business was disposed in the fourth quarter of fiscal year 2009.

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

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements accounted for under percentage of completion accounting and deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. For income statement purposes, consideration from agreements accounted for under percentage of completion accounting is allocated between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual allocated to software license fee.

Revenue from certain VAR relationships in which software is directly sold to VARs is recognized upon delivery of the software assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the written and implied arrangement terms do not satisfy the criteria for revenue recognition.

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

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based upon contractual renewal rates. Revenue from EDI services is recognized as services are provided and is determined based on the volume of transactions processed. Prior to the sale of the Company’s sales prepackaged medications business in fiscal year 2009, revenue from the sale of prepackaged medications, net of provisions for estimated returns, was recognized upon shipment of the pharmaceutical products, the point at which the customer took ownership and assumed risk of loss, when no performance obligations remained and collection of the receivable was probable.

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

Results of Operations

The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.5	48.2	44.3	47.6

Gross profit	56.5	51.8	55.7	52.4
Operating expenses:
Selling, general and administrative expenses	30.4	29.7	31.7	37.9
Research and development	7.0	6.2	6.9	7.5
Amortization of intangibles	1.4	1.8	1.5	1.1

Income from operations	17.7	14.1	15.6	5.9
Interest expense	(0.3)	(0.6)	(0.3)	(0.4)
Interest and other income, net	0.0	0.1	0.1	0.1

Income from operations before income taxes	17.4	13.6	15.4	5.6
Provision for income taxes	(7.2)	(5.4)	(6.1)	(2.2)

Net income	10.2%	8.2%	9.3%	3.4%

Given the level of integration of the operations and reporting of legacy Allscripts and legacy MHS following the Transactions, management does not view or manage the business on a legacy business basis. Accordingly, it is not possible or meaningful in every case to quantify the impacts of the inclusion of legacy Allscripts on our financial results on a year-over-year basis within our overview of consolidated results and segment results. The three months ended February 28, 2010 and 2009 are the first comparable quarterly periods subsequent to the Transactions that include results from both legacy businesses for the entire quarter. Therefore, more detail regarding the factors impacting fluctuations between these two periods has been provided.

Overview of Consolidated Results

Three and Nine Months Ended February 28, 2010 Compared to the Three and Nine Months Ended February 28, 2009

Revenue

Consolidated revenue increased $19,216, or 12.0%, from $160,703 during the three months ended February 28, 2009 to $179,919 during the three months ended February 28, 2010. Consolidated revenue increased $132,069, or 34.6%, from $382,105 during the nine months ended February 28, 2009 to $514,174 during the nine months ended February 28, 2010.

The increase in revenues during the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is primarily due to a $16,714 increase in system sales. This increase was driven by a 56% overall increase in software orders from clinical solutions and health solutions segments during the three months ended February 28, 2010 compared to the three months ended February 28, 2009.

Revenues for the nine months ended February 28, 2010 increased primarily due to the inclusion of revenue contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008. Excluding the revenue contributed by legacy Allscripts, the legacy MHS revenue declined in the nine months ended February 28, 2010 as compared to the nine months ended February 28, 2009. This decline was concentrated in systems sales and professional services in the legacy MHS clinical solutions segment and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and professional services revenue was a modest increase in legacy MHS clinical solutions transaction services revenue. The net decline in revenue in the legacy MHS clinical solutions business was partially offset by revenue growth in the legacy MHS health solutions segment which experienced system sales and professional services revenue growth due to an increase in orders as well as growth in maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts.

Gross Margin

Consolidated gross margin for the three months ended February 28, 2010 increased $18,393, or 22.1%, from $83,281 for the three months ended February 28, 2009 to $101,674 in the three months ended February 28, 2010. Consolidated gross margin for the nine months ended February 28, 2010 increased $86,250, or 43.1%, from $200,038 for the nine months ended February 28, 2009 to $286,288 in the nine months ended February 28, 2010. Consolidated gross margin as a percentage of revenue for the three months ended February 28, 2010 and 2009 was 56.5% and 51.8%, respectively, and for the nine months ended February 28, 2010 and 2009 was 55.7% and 52.4%, respectively.

The increase in gross margin for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is primarily due to higher system sales that were driven by an increase in software orders during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. The improvement in gross margin as a percent of revenue was primarily due to an increase in the software sales component of system sales compared to lower margin hardware sales.

The year-over-year increase in gross margin in the nine months ended February 28, 2010 is primarily due to the inclusion of gross margin contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008. Also contributing to the increase in gross margin was improvement in gross margin as a percent of revenue in system sales, professional services and maintenance. Excluding expenses related to the amortization of software development costs and technology acquired intangibles, system sales gross margin as a percent of revenue improved in the nine month period of 2010 as compared to the comparable period of 2009. This improvement was as a result of a more favorable revenue mix with more revenue being contributed from software licenses and less from lower margin hardware sales. Amortization of software development costs and technology acquired intangibles increased as the result of increased development activity on our strategic products and as a result of the purchase accounting for the Transactions, respectively. Also contributing to the improvement in gross margin as a percent of revenue was professional services margin as a result of more favorable pricing on certain contracts and an increase in revenue related to milestone billings on contracts with extended payment terms in our Enterprise business. Additionally, maintenance margin improved as a result of cost savings from synergies obtained upon integrating functions across the legacy MHS and legacy Allscripts businesses.

Operating Income

Consolidated operating income increased $9,078, or 39.8%, from $22,787 during the three months ended February 28, 2009 to $31,865 in the three months ended February 28, 2010. Consolidated operating income increased $57,915, or 260.8%, from $22,204 during the nine months ended February 28, 2009 to $80,119 in the nine months ended February 28, 2010.

The increase in operating income for the three months ended February 28, 2010 is primarily due to an $18,393 increase in gross profit which is driven by the increase in system sales during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. This increase was partially offset by a $6,963 increase in selling, general and administrative expenses primarily related to an increase in headcount and employee-related compensation expenses and a $2,736 increase in research and development expenses attributable to an increase in headcount and increased maintenance and development-related activities compared to the three months ended February 28, 2009.

The increase in operating income for the nine months ended February 28, 2010 is primarily due to significantly lower selling, general and administrative costs related to the Transactions. Costs related to the Transactions totaled $32,700 in the nine months ended February 28, 2009 and $5,314 in the nine months ended February 28, 2010. This reduction in costs was partially offset by higher selling, general and administrative costs related to a $2,000 payment to Aprima (formerly iMedica) related to an amendment to our perpetual license agreement for our MyWay product and higher amortization of acquisition intangibles as a result of the Transactions. The increase in operating income for the nine months ended February 28, 2010 was also caused by the inclusion of gross margin contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008 as well as the overall improvement in gross margin as a percent of revenue.

Segment Operations

Clinical Solutions

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(Unaudited)
Revenue:
System sales	$38,997	$23,976	$95,759	$50,587
Professional services	14,485	13,823	42,541	29,505
Maintenance	53,027	47,924	157,004	121,000
Transaction processing and other	45,481	43,484	137,021	118,714

Total revenue	151,990	129,207	432,325	319,806
Total cost of revenue	70,223	63,699	205,020	156,877

Gross profit	81,767	65,508	227,305	162,929
Selling, general and administrative expenses	24,845	23,625	76,528	65,378
Research and development	10,658	7,893	29,448	23,866

Income from operations	$46,264	$33,990	$121,329	$73,685

Revenue

Total clinical solutions revenue for the three months ended February 28, 2010 increased $22,783, or 17.6%, from $129,207 during the three months ended February 28, 2009 to $151,990 in the three months ended February 28, 2010. Total clinical solutions revenue for the nine months ended February 28, 2010 increased $112,519, or 35.2%, from $319,806 during the nine months ended February 28, 2009 to $432,325 in the nine months ended February 28, 2010.

        Clinical solutions revenue increased during the three months ended February 28, 2010 primarily due to a $15,021 increase in system sales, reflecting an 11% increase in orders compared to the three months ended February 28, 2009, and a $5,103 increase in maintenance revenues which were driven by continued growth in the Company’s customer base and annual maintenance fee increases under existing contracts.

The year-over-year increase in clinical solutions revenue in the nine months ended February 28, 2010 is primarily due to the clinical solutions revenue contributed by legacy Allscripts due to the closing of the Transactions on October 10, 2008. Excluding the clinical solutions revenue contributed by legacy Allscripts, the legacy MHS clinical solutions revenue declined in the nine months ended February 28, 2010 as compared to the same period in 2009. This decline was concentrated in systems sales and professional services and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and services revenue was a modest increase in legacy MHS clinical solutions transaction services revenue.

Gross Margin

Clinical solutions gross margin for the three months ended February 28, 2010 increased $16,259, or 24.8%, from $65,508 in the three months ended February 28, 2009 to $81,767 in three months ended February 28, 2010. Clinical solutions gross margin for the nine months ended February 28, 2010 increased $64,376, or 39.5%, from $162,929 in the nine months ended February 28, 2009 to $227,305 in nine months ended February 28, 2010. Clinical solutions gross margin as a percentage of revenue was 53.8% and 50.7% for the three months ended February 28, 2010 and 2009, respectively, and 52.6% and 50.9% for the nine months ended February 28, 2010 and 2009, respectively.

The clinical solutions gross margin increase in the three months ended February 28, 2010 is primarily due to gross margin improvements related to clinical solutions system sales and maintenance revenue compared to the three months ended February 28, 2009. This improvement was as a result of a more favorable revenue mix with more revenue being contributed from software licenses and less from lower margin hardware sales.

The year-over-year increase in clinical solutions gross margin in the nine months ended February 28, 2010 is primarily due to the clinical solutions margin contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. Contributing to the increase in clinical solutions gross margin was improvement in clinical solutions gross margin as a percent of revenue in system sales, professional services and maintenance. Excluding expenses related to the amortization of software development costs and technology acquired intangibles, clinical solutions system sales gross margin as a percent of revenue improved in the three and nine month periods of 2010 as compared to the comparable periods of 2009. This improvement was as a result of a more favorable revenue mix with more revenue being contributed from software licenses and less from lower margin hardware sales. Amortization of software development costs and technology acquired intangibles increased as the result of increased development activity on our strategic products and as a result of the purchase accounting for the Transactions, respectively. Also contributing to the improvement in clinical solutions gross margin as a percent of revenue was professional services margin as a result of more favorable pricing on certain contracts and an increase in revenue related to milestone billings on contracts with extended payment terms in our Enterprise business. Additionally, maintenance margin improved as a result of cost savings from synergies obtained upon integrating functions across the legacy MHS and legacy Allscripts businesses.

Selling, General and Administrative

Clinical solutions selling, general and administrative costs for the three months ended February 28, 2010 increased $1,220, or 5.2%, from $23,625 during the three months ended February 28, 2009 to $24,845 in the three months ended February 28, 2010. Clinical solutions selling, general and administrative costs for the nine months ended February 28, 2010 increased $11,150, or 17.1%, from $65,378 during the nine months ended February 28, 2009 to $76,528 in the nine months ended February 28, 2010.

Clinical solutions selling, general and administrative costs in the three months ended February 28, 2010 increased primarily due to increased marketing efforts.

The increase in selling, general and administrative costs during the nine months ended February 28, 2010 was primarily a result of the inclusion of legacy Allscripts due to the closing of the Transactions on October 10, 2008.

Research and Development

Clinical solutions research and development costs for the three months ended February 28, 2010 increased $2,765, or 35.0%, from $7,893 during the three months ended February 28, 2009 to $10,658 in the three months ended February 28, 2010. Clinical solutions research and development costs for the nine months ended February 28, 2010 increased $5,582, or 23.4%, from $23,866 during the nine months ended February 28, 2009 to $29,448 in the nine months ended February 28, 2010.

Clinical solutions research and development costs increased in the three months ended February 28, 2010 primarily due to costs related to an increase in headcount and increased maintenance efforts related to clinical solutions software applications and slightly less capitalization of software development costs compared to the three months ended February 28, 2009.

The year-over-year increase in clinical solutions research and development costs during the nine months ended February 28, 2010 is primarily due to the inclusion of legacy Allscripts clinical solutions research and development activity as a result of the closing of the Transactions on October 10, 2008. This increase was partially offset by lower research and development costs in the legacy MHS business as a result of lower third party spend on legacy MHS products. Also offsetting the increase was an increase in the amount of expense eligible for capitalization driven by the closing of the Transactions on October 10, 2008, which resulted in an increase in projects undertaken that qualified for capitalization.

Health Solutions

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(Unaudited)
Revenue:
System sales	$5,119	$3,399	$15,379	$10,579
Professional services	2,948	2,105	9,150	5,611
Maintenance	9,090	8,175	25,837	18,468
Transaction processing and other	10,772	9,363	31,483	14,487

Total revenue	27,929	23,042	81,849	49,145
Total cost of revenue	8,022	7,057	22,866	14,620

Gross profit	19,907	15,985	58,983	34,525
Selling, general and administrative expenses	3,180	5,050	10,199	12,366
Research and development	1,991	2,020	5,899	4,932

Income from operations	$14,736	$8,915	$42,885	$17,227

Revenue

Total health solutions revenue for the three months ended February 28, 2010 increased $4,887, or 21.2%, from $23,042 during the three months ended February 28, 2009 to $27,929 in the three months ended February 28, 2010. Total health solutions revenue for the nine months ended February 28, 2010 increased $32,704, or 66.5%, from $49,145 during the nine months ended February 28, 2009 to $81,849 in the nine months ended February 28, 2010.

The health solutions revenue increase during the three months ended February 28, 2010 is attributable to a $1,720 increase in system sales and a $1,409 increase in transaction processing which were driven by a 60% increase in health solutions orders compared to the three months ended February 28, 2009. Transaction processing primarily consists of software sold as a service. Also contributing to the increase in health solutions revenues was continued growth in the customer base which led to an increase in maintenance revenue.

The year-over-year increase in health solutions revenue in the nine months ended February 28, 2010 is primarily due to the health solutions revenue contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. Excluding the impact on health solutions revenue contributed by legacy Allscripts, the increase was attributable to an increase in legacy MHS health solutions system sales and professional services revenue due to an increase in orders as well as growth in maintenance revenue primarily as a result of continued growth in the customer base and annual maintenance fee increases on under existing contracts.

Gross Margin

Health solutions gross margin for the three months ended February 28, 2010 increased $3,922, or 24.5%, from $15,985 in the three months ended February 28, 2009 to $19,907 in the three months ended February 28, 2010. Health solutions gross margin for the nine months ended February 28, 2010 increased $24,458, or 70.8%, from $34,525 in the nine months ended February 28, 2009 to $58,983 in the nine months ended February 28, 2010. Health solutions gross margin as a percentage of revenue for the three months ended February 28, 2010 and 2009 was 71.3% and 69.4%, respectively, and 72.1% and 70.3%, for the nine months ended February 28, 2010 and 2009, respectively.

The health solutions gross margin increase in the three months ended February 28, 2010 is primarily due to gross margin improvements related to health solutions system sales and maintenance revenue compared to the three months ended February 28, 2009. The improvement in health solutions gross margin as a percent of revenue was primarily due to a relative increase in the software sales component of health solutions system sales, compared to lower margin hardware sales, and improved utilization of professional services personnel.

The year-over-year increase in health solutions gross margin during the nine months ended February 28, 2010 is primarily due to the health solutions margin contributed by legacy Allscripts as a result of the closing of the Transactions on October 10, 2008. The improvement in health solutions gross margin as a percent of revenue was primarily due to professional services margin as a result of improved utilization.

Selling, General and Administrative

Health solutions selling, general and administrative costs for the three months ended February 28, 2010 decreased $1,870, or 37.0%, from $5,050 in the three months ended February 28, 2009 to $3,180 in the three months ended February 28, 2010. Health solutions selling, general and administrative costs for the nine months ended February 28, 2010 decreased $2,167, or 17.5%, from $12,366 in the nine months ended February 28, 2009 to $10,199 in the nine months ended February 28, 2010. The decline in health solutions selling, general and administrative expenses was primarily as a result of lower stock-based compensation and marketing expenses.

Research and Development

Health solutions research and development costs for the three months ended February 28, 2010 decreased $29, or 1.4% from $2,020 during the three months ended February 28, 2009 to $1,991 in the three months ended February 28, 2010. Health solutions research and development costs for the nine months ended February 28, 2010 increased $967, or 19.6%, from $4,932 during the nine months ended February 28, 2009 to $5,899 in the nine months ended February 28, 2010. The increase in the nine months ended February 28, 2010 is primarily due to the additional health solutions research and development costs contributed by legacy Allscripts from the closing of the Transactions, partially offset by a increase in the amount of expense eligible for capitalization driven by the closing of the Transactions on October 10, 2008, which resulted in an increase in projects undertaken that qualified for capitalization.

Prepackaged Medications Segment

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(Unaudited)
Prepackaged medications revenue	$0	$8,454	$0	$13,154
Prepackaged medications cost of revenue	0	6,666	0	10,570

Gross profit	0	1,788	0	2,584
Selling, general and administrative expenses	0	823	0	1,702

Income from operations	$0	$965	$0	$882

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during the three and nine months ended February 28, 2010. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment during the three months ended February 28, 2010 and 2009, of $900 and $0, respectively, and for the nine months ended February 28, 2010 and 2009, $2,700 and $0, respectively.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three months ended February 28, 2010 increased $8,436, from $18,211 during the three months ended February 28, 2009 to $26,647 during the three months ended February 28, 2010. Unallocated corporate expenses for the nine months ended February 28, 2010 increased $11,248, from $65,275 during the nine months ended February 28, 2009 to $76,523 during the nine months ended February 28, 2010.

The increase in unallocated corporate expenses during the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is primarily attributable to an increase in headcount and employee-related compensation expenses.

For the nine months ended February 28, 2010, the Company incurred significantly lower costs related to the Transactions. Costs related to the Transactions totaled $32,700 in the nine months ended February 28, 2009 and $5,314 in the nine months ended February 28, 2010. Also, the nine month period in 2009 included an impairment charge of $14,076 related to the investment in Aprima, which did not recur in the 2010 period. Offsetting the impact of the lower Transactions and impairment related costs was the inclusion of legacy Allscripts unallocated corporate expenses subsequent to the date of the closing of the Transactions on October 10, 2008, as well as a $2,000 payment to Aprima related to an amendment to our perpetual license agreement for our MyWay product.

Amortization of Intangibles

Amortization of intangibles for the three months ended February 28, 2010 decreased $384, from $2,872 during the three months ended February 28, 2009 to $2,488 during the three months ended February 28, 2010. Amortization of intangibles for the nine months ended February 28, 2010 increased $3,257, from $4,315 during the nine months ended February 28, 2009 to $7,572 in the nine months ended February 28, 2010. The change is due to the intangible amortization recorded in conjunction with the closing of the Transactions.

Interest Expense and Interest Income and Other, Net

Interest expense for the three months ended February 28, 2010 decreased $424, from $960 during the three months ended February 28, 2009 to $536 during the three months ended February 28, 2010. Interest expense for the nine months ended February 28, 2010 increased $49, from $1,650 during the nine months ended February 28, 2009 to $1,699 during the nine months ended February 28, 2010. The decrease in the three months ended February 28, 2010 is primarily due to the absence of interest expense related to the Debentures as well as reduced interest expense on the Credit Facility as a result of a lower outstanding balance. The increase during the nine months ended February 28, 2010 is primarily due to interest expense related to the Debentures as well as interest on the Credit Facility, which were only present subsequent to the closing of the Transactions on October 10, 2008.

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

Interest income and other, net, for the three months ended February 28, 2010 decreased $4, from $91 during the three months ended February 28, 2009 to $87 during the three months ended February 28, 2010. Interest income and other, net, for the nine months ended February 28, 2010 decreased $73, from $376 during the nine months ended February 28, 2009 to $303 during the nine months ended February 28, 2010. Interest income and other consists primarily of interest earned on Allscripts’ cash and marketable securities balances. The decrease in interest income and other is primarily due to lower interest rates earned on cash in the 2010 periods.

Income Tax Expense

Allscripts recorded an income tax provision of $12,946 and $8,668 for the three months ended February 28, 2010 and 2009, respectively, and $31,542 and $8,269 for the nine months ended February 28, 2010 and 2009, respectively. The effective tax rate was 41.2% and 39.5% for the three months ended February 28, 2010 and 2009, respectively, and 40.1% and 39.5% for the nine months ended February 28, 2010 and 2009, respectively. The change in the effective tax rates is primarily due to the resolution of certain discrete items. The annual effective tax rate for fiscal year 2010 is expected to be approximately 39%.

Contract Backlog

As of February 28, 2010 and 2009, the Company had a committed contract backlog of approximately $747 million and $630 million, respectively. Of that amount, approximately $124 million and $93 million, as of February 28, 2010 and 2009, respectively, was related to long term software as of service contract commitments that are not expected to be realized as revenue in the next twelve months. A portion of the contracts in the committed contract backlog are accounted for under the percentage of completion accounting method. The determination of the revenue related to these contracts which will be recognized in the next twelve months is projected based upon the expected implementation period for such contracts.

Liquidity and Capital Resources

As of February 28, 2010 and 2009, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $117,633 and $77,464, respectively. The increase in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended February 28,
	2010	2009
Net income	$47,181	$12,661
Non-cash adjustments to net income	59,686	36,112
Cash used in changes in operating assets and liabilities	(19,246)	(41,585)

Net cash provided by operating activities	$87,621	$7,188

During the nine months ended February 28, 2010, operating activities provided $87,621 of cash compared to $7,188 in the comparable period in 2009. This increase of $80,433 reflects an increase in net income, net of adjustments for non-cash items, primarily due to the contribution by legacy Allscripts from the closing of the Transactions on October 10, 2008. Net changes in operating assets and liabilities improved by $22,339 during the nine months ended February 28, 2010 as compared to the same period in 2009. This net operating cash flow benefit was primarily due to changes in accounts receivable, accounts payable, accrued expenses, and accrued compensation and benefits, partially offset by timing related changes in inventories, prepaid expenses and other assets, deferred revenue and other liabilities.

Investing Cash Flow Activities

	Nine Months Ended February 28,
	2010	2009
Capital expenditures	$(7,477)	$(3,461)
Capitalized software	(13,375)	(7,563)
Sales and maturities of marketable securities, net	423	788
Payment for acquisition of Allscripts, net of cash acquired	0	(263,766)
Net proceeds received from sale of building	0	6,450

Net cash used in investing activities	$(20,429)	$(267,552)

During the nine months ended February 28, 2010 we used $20,429 of cash from investing activities, compared to cash used of $267,552 in the comparable period in 2009. The decrease of $247,123 in cash used in investing activities was a result of the acquisition of Allscripts on October 10, 2008, net of cash acquired, partially offset by an increase in capital expenditures and the amount of software development expenses that qualified for capitalization, primarily due to the nature of the development activity subsequent to the Transactions. The first nine months of fiscal year 2009 also benefited from the sale of Allscripts’ Cary facility in which we received approximately $6,450 in net proceeds.

Financing Cash Flow Activities

	Nine Months Ended February 28,
	2010	2009
Proceeds from stock options and employee stock purchase plan	$3,012	$1,367
Excess tax benefits from stock-based compensation	5,588	0
Net payments on debt instruments	(31,194)	(18,197)
Change in parent’s net investment	0	353,500
Repurchase of common stock	0	(6,772)

Net cash (used in) provided by financing activities	$(22,594)	$329,898

During the nine months ended February 28, 2010 we used $22,594 in net cash from financing activities, compared to $329,898 of cash provided in the comparable period of 2009. This change in cash from financing activities of $352,492 was attributable to a decrease of cash provided from the parent’s net investment account as Misys capital contributions ceased upon closing of the Transactions, as well as an increase in net payments on debt instruments caused by the debt contributed by legacy Allscripts upon completion of the Transactions, partially offset by cash provided by proceeds from legacy Allscripts stock option and employee stock purchase plan activity which did not exist prior to closing of the Transactions.

Future Capital Requirements

On November 20, 2009 Allscripts entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement among the Company, Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc. (“ECIN”) and Misys Healthcare Systems, LLC, as Borrowers, and the other parties from time to time joined as additional Borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger (the “Credit Facility”). The Amendment increased the total unsecured commitment under the Credit Facility by $25,000 to $150,000. The Credit Facility matures on August 15, 2012. The Credit Facility is available in the form of letters of credit in an aggregate amount up to $10,000 and revolving loans and bears interest at LIBOR plus 2.00%, which rate is based on Allscripts’ leverage ratio as of the last day of the most recently ended fiscal quarter or fiscal year.

Under the Credit Facility, as of the end of each fiscal quarter, the Company is required to maintain a ratio of indebtedness to EBITDA (as defined below) for the four fiscal quarters most recently ended of (i) not greater than 2.75 to 1.00 as of any date on or before November 30, 2010 and (ii) not greater than 2.50 to 1.00 as of any date after November 30, 2010. As of February 28, 2010, the Company was in compliance with this requirement. EBITDA is defined in our Credit Facility as consolidated net income from continuing operations, plus depreciation, amortization, non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the acquisition of MHS.

The Company is also required to maintain, under the Credit Facility and as of the end of each fiscal quarter, a ratio of EBIT (as defined below) for the four fiscal quarters ending on such date to the consolidated interest expense of the Company for such four fiscal quarters of not less than 4.00 to 1.00. As of February 28, 2010, the Company was in compliance with this requirement. EBIT is defined in our Credit Facility as consolidated net income from continuing operations, plus non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the acquisition of MHS.

We believe that our cash, cash equivalents and marketable securities of $117,633 as of February 28, 2010, our future cash flows from operations, and our borrowing capacity under our Credit Facility, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, including any additional common stock repurchases under our open market program or the Repurchase Agreement, funding interest payments on our debt instruments, contractual obligations, including the Shared Services Agreement with Misys, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

As of February 28, 2010, we had $134,774 of available borrowings under our $150,000 Credit Facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Facility if the financial institution that has extended credit commitments to us becomes unwilling or unable to fund such borrowings. Outstanding borrowings under the Credit Facility totaling $13,995 were paid in full during March 2010.

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

        In connection with the Chicago corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. As of February 28, 2010, no amounts had been drawn on the letter of credit. We have other letters of credit as security for full and prompt performance under various contractual arrangements.

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

•

failure to achieve certification under the Health Information Technology for Economic and Clinical Health Act could result in increased development costs, a breach of some customer obligations and put Allscripts at a competitive disadvantage in the marketplace;

•

unexpected requirements to achieve interoperability certification pursuant to The Certification Commission for Healthcare Information Technology could result in increased development and other costs for Allscripts;

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

As of February 28, 2010, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our bank Credit Facility. Based upon our balance of $13,995 of debt against our Credit Facility as of February 28, 2010, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $140.

As of February 28, 2010, we had cash, cash equivalents and marketable securities in financial instruments of $117,633. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of February 28, 2010, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,176.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of February 28, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control

There has been no change in our internal control over financial reporting during our third quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2010.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/s/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: April 8, 2010

INDEX TO EXHIBITS

Exhibit 31.1	Rule 13a - 14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a - 14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)