Form 10-K
period 2010-05-31
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2010-07-27
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on November 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ National Market, was approximately $1,239,724,166.

The number of outstanding shares of the registrant’s common stock as of July 16, 2010 was 146,518,961.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2010 annual stockholders’ meeting are incorporated by reference into Part III.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2010 ANNUAL REPORT ON FORM 10-K

Allscripts-Misys Healthcare Solutions, Inc. was incorporated in the state of Delaware. In this report, “we,” “us,” “our” and “Allscripts” refer to Allscripts-Misys Healthcare Solutions, Inc. and its wholly owned subsidiaries as of May 31, 2010, unless the context indicates otherwise. Our trademarks or service marks include Allscripts with logo®, EmSTAT™, Physician Relationship Management Platform™, HealthMatics®, Impact.MD®, TouchChart™, TouchWorks®, NEPSI SM , Canopy®, MyWay™, and eRx NOW™. Other trademarks, service marks and trade names referred to in this report, or documents incorporated or incorporated by reference herein or therein, are the property of their respective owners.

Safe Harbor for Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, including those discussed under the caption Risk Factors. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements.

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•

the ability to obtain governmental approvals of the proposed merger with Eclipsys Corporation (“Eclipsys”) on the proposed terms and schedule contemplated by the parties (referred to as the “Eclipsys Merger”);

•

the possibility that the Eclipsys Merger and the proposed transactions to reduce Misys plc’s share ownership in the Company do not close, including due to the failure to satisfy the closing conditions;

•	the risk that we will not achieve the strategic benefits of the Eclipsys Merger;

•	the possibility that the expected synergies and cost savings of the Eclipsys Merger will not be realized, or will not be realized within the expected time period;

•	upon the closing of the Eclipsys Merger, the risk that our business will not be integrated successfully with the business of Eclipsys;

•	disruption from the proposed merger and related transactions making it more difficult to maintain business relationships with customers, partners and others;

•	competition within the industries in which we operate;

•

failure to achieve certification under the Health Information Technology for Economic and Clinical Health Act, which could result in increased development costs, a breach of some customer obligations and could put Allscripts and Eclipsys at a competitive disadvantage in the marketplace;

•

unexpected requirements to achieve interoperability certification pursuant to The Certification Commission for Health Information Technology, which could result in increased development and other costs for us;

•	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•	competitive pressures including product offerings, pricing and promotional activities;

•	errors or similar problems in our software products;

•	the outcome of any legal proceeding that has been or may be instituted against us and others;

•

compliance with existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry, including possible regulation of our software by the U.S. Food and Drug Administration;

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•	the implementation and speed of acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	legislative, regulatory and economic developments;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	breach of our security by third parties; and

•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

We make these statements under the protection afforded by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements are subject to assumptions and uncertainties, actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date such statements are made. Except to the extent required by applicable law or regulation, Allscripts undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

Allscripts (the trade name of Allscripts-Misys Healthcare Solutions, Inc.) is a leading provider of clinical software, services, information and connectivity solutions that empower physicians and other healthcare providers to deliver best-in-class patient safety, clinical outcomes and financial results. Our businesses provide innovative solutions that inform physicians with just right, just in time information, connect physicians to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various software applications and services, including Electronic Health Records (EHR), practice management, revenue cycle management, clearinghouse services, electronic prescribing, Emergency Department Information System (EDIS), hospital care management and discharge management solutions, document imaging solutions, referral management and a variety of other solutions for home care and other post-acute facilities.

Overview

Our physician practice solutions include our Enterprise solution for large physician practices and Integrated Delivery Networks, our Professional solution for mid-size primary care and single specialty practices, and the Allscripts MyWay solution for smaller or independent physician practices. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Our electronic prescribing solutions include a Web-based stand-alone solution offered free-of-charge to any licensed prescriber, and solutions that are integrated into each of our EHRs.

Our practice management solutions combine scheduling and revenue cycle management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. Our Web-based clearinghouse solutions are available on a stand-alone basis or integrated into our practice management solutions.

Our health system solutions include offerings for hospitals that are seeking Emergency Department Information System (EDIS) and care management solutions, as well as post-acute facilities such as home health providers, hospices and skilled nursing facilities. Allscripts ED is an EDIS that electronically streamlines processes for hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT, a legacy EDIS product, offers similar functionality for streamlining the Emergency Department care process in small hospitals. Allscripts Care Management is a Web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits. Allscripts Post Acute solutions include: Referral Management, Referral Management Plus, and Allscripts Mobile. These solutions streamline the transition of care process between hospitals and post-acute care facilities. Our solution for home health providers is an integrated system that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office.

Recent Developments

Misys Merger

On October 10, 2008, we completed the transactions contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 (the “2008 Transactions”) by and among Misys plc (“Misys”), Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC (“Patriot”) which consisted of (i) the cash payment by an affiliate of Misys of approximately $330 million and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of Allscripts and Misys obtained a controlling interest in Allscripts. In connection with the closing of the 2008 Transactions, we issued an aggregate of approximately 82.9 million shares of its common stock to two subsidiaries of Misys, which as of the closing of the 2008 Transactions, represented approximately 56.8% of the number of outstanding shares of our common stock.

The 2008 Transactions constitute a reverse acquisition for accounting purposes. Results of operations for the years ended May 31, 2010, 2009 and 2008 include the results of operations of legacy MHS for each full year, and the results of operations of legacy Allscripts subsequent to the completion of the 2008 Transactions on October 10, 2008. As such, the pre-acquisition combined financial statements of MHS are treated as our historical financial statements.

Eclipsys Merger

On June 9, 2010, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eclipsys Corporation, a leading enterprise provider of solutions and services for hospitals and clinicians (“Eclipsys”), and Arsenal Merger Corp., a wholly owned subsidiary of Allscripts (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Eclipsys, with Eclipsys surviving as a wholly owned subsidiary of Allscripts (the “Eclipsys Merger”).

Subject to the terms and conditions of the Merger Agreement, which has been approved and adopted by boards of directors of both Allscripts and Eclipsys, at the effective time of the Merger (the “Effective Time”), each share of Eclipsys common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time, other than those shares owned by us, Eclipsys or any of their respective subsidiaries, will be converted into the right to receive 1.2 shares of our common stock, par value $0.01 per share.

Completion of the Eclipsys Merger is subject to certain conditions, including (i) adoption of the Merger Agreement by Eclipsys’ stockholders, (ii) approval of the issuance of our common stock in connection with the Merger by our stockholders, and (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In addition, the transaction is subject to the completion of a secondary offering of our shares owned by Misys and the completion of the Allscripts buyback from Misys of additional Allscripts shares owned by Misys, which will substantially reduce Misys’s share ownership of Allscripts prior to the closing of the Eclipsys Merger.

We believe the combination of Allscripts and Eclipsys will allow the combined company to become a larger, more competitive “end-to-end” solutions provider within the healthcare information technology industry. Combining the companies’ respective solution sets will result in one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions from Allscripts with Eclipsys’ enterprise solutions for hospitals and health systems, the combined company will offer a single platform of clinical, financial, connectivity and information solutions.

After the Eclipsys Merger, given the unique breadth of solutions and customer types, the company expects to be uniquely positioned to connect physicians, other care providers and patients across all health care provider settings including hospitals, small or large physician practices, extended care facilities, or in a home care setting. The Eclipsys Merger establishes significant breadth and critical mass to compete for opportunities among large hospital and health systems that increasingly are looking to one information technology vendor to provide a single, end-to-end solution across all points of care.

Reduction of Misys Share Ownership

On June 9, 2010, we also announced that we had entered into a Framework Agreement with Misys, which was subsequently amended on July 26, 2010 (as amended, the “Framework Agreement”). Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts. As of June 8, 2010, Misys held indirectly 79.8 million shares of our common stock, representing approximately 54.5% of the aggregate voting power of our capital stock. Upon completion of the Coniston Transactions described below, and assuming that Misys sells 25 million shares of our common stock in the Secondary Offering and exercises its right to sell shares in the Contingent Share Repurchase, each as described below, we expect Misys’ equity stake in Allscripts to be reduced to approximately 13.5%.

Subject to the terms and conditions of the Framework Agreement, Misys and Allscripts have agreed that:

•

100% of the issued and outstanding shares of an indirect subsidiary of Misys (“Newco”), which will hold 61.3 million shares of our common stock, will be transferred to us in exchange for 61.3 million newly issued shares of our common stock (such shares being referred to as the “Exchange Shares” and the transaction described in this bullet being referred to as the “Exchange”);

•	Misys, directly or through one or more of its subsidiaries, will sell shares of our common stock in an underwritten secondary public offering (the “Secondary Offering”);

•

we will repurchase from Misys or from one or more of its indirect subsidiaries 24.4 million Exchange Shares at an aggregate purchase price of $577.4 million (the “Share Repurchase”), which includes a payment of a premium of $117.4 million in connection with the sale by Misys of its controlling interest in Allscripts; and

•

if the Eclipsys Merger is completed, Misys will have the right to require that we repurchase from Misys or from one or more of its indirect subsidiaries approximately 5.3 million additional shares of our common stock at an aggregate purchase price of $101.6 million (the “Contingent Share Repurchase”), which right may be exercised for up to 10 days after the closing of the Eclipsys Merger.

The Exchange, Secondary Offering and Share Repurchase are referred to as the “Coniston Transactions.”

The closing of the Coniston Transactions is subject to certain conditions, including (i) approval of the Coniston Transactions by the shareholders of Misys, (ii) the sale of no fewer than 36 million shares of our common stock in the Secondary Offering, or 25 million shares if our stockholders approve the issuance of our common stock in connection with the Eclipsys Merger and Eclipsys stockholders adopt the Merger Agreement, at a public offering price of no less than $16.50 per share and (iii) completion of the financing contemplated by the Commitment Letter described below.

In connection with the Coniston Transactions, we have signed a commitment letter (the “Commitment Letter”) with JPMorgan Chase Bank, N.A., Barclays Bank PLC, UBS Loan Finance LLC and certain of their affiliates for a $570 million senior secured term loan facility and a $150 million senior secured revolving facility, each of which is expected to close upon the closing of the Coniston Transactions. We expect to use the proceeds from these facilities, as well as cash on hand, to finance the Share Repurchase and the Contingent Share Repurchase, to pay certain fees and expenses in connection with the Eclipsys Merger and the transactions contemplated by the Framework Agreement, and to finance the working capital needs and general corporate purposes of Allscripts and its subsidiaries.

In addition, pursuant to the terms of the Framework Agreement, Misys has caused its direct and indirect subsidiaries as holders of our common stock to act by written consent in lieu of a meeting of stockholders of Allscripts to approve the issuance of the Exchange Shares to certain subsidiaries of Misys in the Exchange and an amendment to our certificate of incorporation to increase the number of authorized shares to permit the issuance of the Exchange Shares and the shares of our common stock to be issued to Eclipsys stockholders pursuant to the Merger Agreement. In addition, pursuant to the Framework Agreement, Misys approved, by written consent, certain additional amendments to our certificate of incorporation that will be effective only upon the closing of the Coniston Transactions, which would (i) change our name from “Allscripts-Misys Healthcare Solutions, Inc.” to “Allscripts Healthcare Solutions, Inc.,” (ii) eliminate the ability of our stockholders to act by written consent,

(iii) elect that we be governed by Section 203 of the Delaware General Corporation Law, which we refer to as the DGCL, (iv) establish certain committee structures to implement certain agreements with Misys and Eclipsys related to our board of directors, and (v) implement certain other additional incidental or clarifying amendments.

Our Competitive Strengths

We believe that the following competitive strengths are the keys to our success:

Industry-Leading Solutions

We have been an innovator in the development and adoption of healthcare information technology solutions. We believe our clinical and health solutions provide the following advantages:

•

Accessibility. Physicians can instantly access our web-based clinical solutions from a variety of locations, including the exam room, hospital, office or remote locations. With our EHR solutions, physicians can easily perform such important tasks as dictation and charge capture in an offline mode and immediately transfer those files once reconnected to the network. Our solutions run on tablet PCs, a wide variety of smartphones, desktop workstations and other wireless devices, as well as over the Internet in a hosted or Software-as-a-Service (SaaS) environment.

•

Innovation. Allscripts has developed a reputation for innovation through the introduction of pioneering new products. Two recent examples include Allscripts Remote and Allscripts Patient Kiosk. Our Allscripts Remote product was the first to make information from Electronic Health Records available on the Apple iPhone®, iPod® Touch and iPad® in an Apple-native software format, as well as on BlackBerry® smartphones. Our Allscripts Patient Kiosk, developed in partnership with Fujitsu (our hardware partner), is the first kiosk from a major practice management and EHR vendor. The kiosk connects to our EHR and practice management solutions to enable patients to quickly check-in, pay their co-pays using a credit card and conduct other business while taking control of their own healthcare with a dashboard view of all their personal information, including a complete health maintenance plan and alerts about upcoming or overdue tests.

•

SaaS. By making a wide variety of our solutions available via SaaS (i.e., available on-demand over the Internet using a Web browser) we believe that we have significantly increased the ease of adoption of our solutions. This capability is especially important for physicians in independent practice and small groups who make up nearly half the U.S. physician population yet lack the IT resources and know-how to manage an on-premise software application.

•

Interoperability. Our products are designed to operate with existing installed systems, in both ambulatory and acute settings. Our Universal Application Integrator (UAI) is an innovative application that enables Allscripts and third-parties to quickly and easily build connections between our software applications.

•

Enhancing the Revenue Cycle. Allscripts focuses on making it easier for our clients to access new opportunities for financial gain through a variety of revenue cycle solutions. In particular, our Payerpath solution is one of the leading revenue cycle management and clearinghouse services in the United States with over 600 million revenue cycle management transactions processed each year. Available on a stand-alone basis or integrated with our practice management systems, Payerpath’s comprehensive suite of Internet solutions addresses every step in the reimbursement cycle for physician practices, clearinghouses and payers, delivering improved reimbursement and claim management processes that lead to cleaner claims and faster payments. For example, Payerpath Eligibility provides instant verification of patient insurance eligibility, ending phone calls to payers to clarify covered procedures and patient eligibility. Another example, Allscripts Patient Payment Assurance, provides point-of-care collection of credit card and debit card payments, reducing the need for patient billing, which can dramatically reduce patient receivables. By enabling significant return on investment, our revenue cycle solutions allow providers to focus less on running their businesses and more on providing quality patient care.

•

A Comprehensive Portfolio for Physicians. For physicians not yet ready for an EHR, our portfolio includes stand-alone, web-based electronic prescribing (free of charge), document management, and revenue cycle management. For physicians who already utilize an EHR and practice management system, our portfolio includes connections to other physicians, to our Emergency Department and Care Management solutions and to post-acute providers and third-party hospital inpatient information systems. We also offer add-ons to the EHR that enable physicians to more easily enroll patients in clinical trials, automate the process of reporting quality outcomes to government and private “pay for performance” programs, and connect to communities of healthcare organizations such as regional Health Information Exchanges.

•

Accelerated Implementations. The Allscripts READY accelerated deployment program answers the growing need for faster, standardized implementations of Electronic Health Records. As the American Recovery and Reinvestment Act of 2009 (the “Stimulus”) incentives start to take effect, industry observers anticipate a significant increase in the number of physician practices seeking to deploy an EHR, placing greater pressure on physician groups and EHR vendors to implement the software more quickly and with fewer human resources. READY provides the answer with a series of complete solution packages that combine best-in-class recommendations for products, certified workflows and implementation, as well as remote e-learning in place of onsite training. Leveraging experience from thousands of successful clients, READY standardizes an EHR implementation and delivers a faster installation with minimized costs.

•

Accelerated Upgrades. Our Upgrade Enablement Center (UEC) provides a quick and accelerated migration path for our legacy Misys EMR users. The four- to six-week process lets clients protect their investment in software and information while upgrading to our Professional EHR, providing a rapid opportunity to participate in the federal Stimulus program. We are planning to extend our UEC platform to upgrade Allscripts clients on all of our legacy EHR systems, which we believe will ensure that Allscripts clients will be “Stimulus-ready.”

Significant Installed Base

Approximately 160,000 physicians, 800 hospitals and 10,000 post-acute facilities nationwide utilize Allscripts solutions to automate and connect their clinical and business operations. Our significant installed base, including some of the country’s most prestigious medical groups and hospitals, serves as a reference source for prospective clients who are interested in purchasing our solutions.

Large Base of Physician Practice Clients Without an EHR

Following its merger with MHS in October 2008, Allscripts acquired approximately 110,000 physician users of legacy MHS practice management solutions, a vast majority of whom have yet to make an EHR buying decision. We believe these physician practices are most likely to turn to Allscripts, the company that already manages their financial back office operations, when they go looking for an EHR solution.

Breadth of Product and Service Offering

Allscripts offers an EHR for every segment of the physician market, from solo physician practices to the largest academic medical groups and integrated delivery networks (IDN). Besides the EHR, our suite of clinical and health solutions software includes e-prescribing, practice management, revenue cycle management for physician groups; emergency department information systems, care management and discharge management solutions for hospitals; and a variety of solutions to help home care and post-acute facilities such as skilled nursing hospitals.

Strength of our Distribution Network

The Allscripts Distribution Network (ADN) is composed of nearly 100 leading resellers and distributors of healthcare products and services that provide the Allscripts MyWay™ Electronic Health Record to small physician groups across the nation. The ADN significantly extends Allscripts market presence with a combined reseller sales force of more than 2,000, and existing physician relationships primarily in the one- to three-physician market of over 160,000 physicians. The ADN provides a trusted partner channel to help physician offices enter the electronic healthcare highway cost-effectively and with minimal IT headaches. Key members of the ADN include Cardinal Health, one of the largest healthcare distributors in the nation, and SYNNEX Corporation, a leading business process services company.

Unique and Comprehensive Connect Strategy

The Allscripts Community Record helps local and regional health systems to share information between a range of technologies from any source, creating a single patient record for providers across the continuum of care. The Community Record is designed to leverage existing systems and applications, without the need for replacement. The infrastructure incorporates data from multiple sources in a variety of formats, and harmonizes the data into one uniform patient record across the community. As a result, all the members of a patient’s care team have the same up-to-date information about the patient, regardless of whether they work in acute, ambulatory or post-acute settings inside or outside the health system.

Meaningful Use Undertaking

The Allscripts Stimulus Program is a series of industry-leading offerings designed to make it safe and easy for physicians to purchase and rapidly deploy Electronic Health Records that will qualify for federal Stimulus incentives. We agree to work with our customers to ensure that the Allscripts EHR physicians select will meet the EHR certification criteria provided by the US Department of Health and Human Services (HHS).

Sales and Marketing

We have experienced sales executives with extensive industry expertise. We primarily sell directly to our customers through our sales force. As of May 31, 2010, we employed 405 sales and marketing employees. In addition to our direct sales force and our ADN for MyWay sales, we also have established reseller relationships with strategic partners, such as Cardinal Health, Dell, Inc., Henry Schein, Inc. and Medfusion.

Products and Services

We provide the following clinical and health software solutions:

•

Enterprise EHR is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Allscripts Enterprise is the clinical software solution of choice for multi-specialty and specialty practices as well as academic medical centers and hospital sponsored initiatives. Uniquely designed for the specific needs of physicians in today’s increasingly interconnected healthcare environment, Allscripts Enterprise empowers and connects an organization clinically, operationally and financially.

•

Enterprise PM is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. This system also provides multiple resource scheduling, instant reporting and referral tracking. Our electronic data interchange (“EDI”) solution facilitates statement management processing, claims management processing, electronic remittances and appointment reminders.

•

Professional EHR is targeted at small to mid-sized physician practice groups. Similar to our Enterprise EHR, this solution automates the most common physician activities, such as prescribing, clinical reporting, ordering lab tests and viewing results and capturing charges. We also offer a disaster recovery solution that safeguards data and provides remote application access in the event of a failure at the primary system site.

•

Professional PM is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. This system, which provides the engine for Enterprise Practice Management, also provides multiple resource scheduling, instant reporting and referral tracking. Our EDI solution facilitates statement management processing, claims management processing, electronic remittances and appointment reminders.

•

Allscripts MyWay is an integrated solution utilizing one unified database covering practice management, EHR and claims management. The MyWay solution is designed for smaller-sized physician practices and allows physicians to choose from a hosted service to minimize the cost and effort of using advanced technology or from an on-premise solution version which allows for the leverage of existing IT infrastructure and in-house capabilities.

•

Allscripts Document Management is a proven medical document management solution used by more than 18,000 healthcare professionals throughout the U.S. This award-winning program instantly improves chart access and practice workflow by electronically scanning and filing your current documents and making them accessible to an entire staff regardless of their location. Allscripts Document Management offers physician practices a “Bridge” for their technology adoption.

•

Allscripts ePrescribe is an easy-to-use, web-based e-prescribing solution that is safe, secure, requires no downloading and no new hardware. The software is being offered free of charge to every prescriber in America in furtherance of the National ePrescribing Patient Safety Initiative, a collaborative initiative introduced and led by us to enhance patient safety and reduce preventable medication errors. Allscripts ePrescribe can be a starting point for medical groups to transition over time to a complete EHR.

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

•

Allscripts Payerpath is one of the top claims management services in the United States with more than 600 million claims and revenue cycle transaction processed annually. Used by approximately 110,000 physicians, Payerpath provides the credibility, experience and results demanded by both payers and providers. Payerpath can help organizations succeed in the business of healthcare through improved medical claim and claim management processes that lead to cleaner claims and faster payments.

•

Allscripts Homecare is an industry leading home care system designed to improve clinical quality of care, financial performance, and operational control for large, integrated home care organizations and small home care companies. Business, clinical, and scheduling functionality for multiple lines of business—home health, hospice, and private duty are combined seamlessly in one integrated home care software system.

•

Allscripts Post Acute Solutions streamline the transition of care process between hospitals and post-acute care facilities. We currently have approximately 10,000 acute and post-acute care customers nationwide that will exchange over four million electronic hospital referrals. Allscripts Post Acute Solutions include: Referral Management, Referral Management Plus, Allscripts Mobile and Core System Integration.

•

Allscripts Care Management is a fully-integrated web-based solution that simplifies and consolidates utilization management, discharge planning, documentation integrity, audit management, quality management and risk management. Providing a single worklist for all care management processes, the Allscripts system transforms the administrative process for hospitals and post-acute care facilities, improving efficiency, streamlining and improving the quality of patient care, and generating cost savings and higher revenues. The suite of software that makes up Allscripts Care Management includes: Allscripts Utilization Management, Allscripts Discharge Planning, Allscripts Documentation Integrity, Allscripts Audit Management, Allscripts Quality and Risk Management. These systems are based on a SaaS solution model designed to provide ease of use and minimal IT staff involvement at the hospital.

Research and Development

As of May 31, 2010, we had 413 employees in research and development. In addition, through our shared services agreement with Misys and on a third-party consulting basis we engage the services of approximately 315 additional dedicated development professionals. The primary purposes of our research and development groups are to develop new features and enhancements to our respective solutions, ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community.

For each of the years ended May 31, 2010, 2009, and 2008, we spent approximately 10% of our software and services revenue on related research and product development. Our clinical and health solutions segments capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release. Non-capitalizable research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Our research and development spending consists of costs directly recorded to expense and also includes capitalized software development costs.

Industry and Competition

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical, and marketing resources than us. We compete on the basis of several factors, including: breadth and depth of services, reputation, reliability, accuracy and security, client service, price, and industry expertise and experience.

There are numerous companies that offer EHR and practice management products and the marketplace remains fragmented. We face competition from several types of organizations, including providers of practice management solutions, electronic prescribing solutions, ambulatory EHR solutions, hospital EDIS and care management solutions, and post-acute discharge management solutions.

Our principal existing competitors in the physician healthcare information systems and services market include athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Epic Systems Corporation, General Electric Company, Emdeon Business Services LLC, Aprima Medical Software (formerly iMedica Corporation), McKesson Corporation, Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include eDischarge, Maxsys Ltd., MedHost, Meditech, Midas+, Picis, ProviderLink and WellSoft.

Recent Industry Developments

On February 17, 2009, President Barack Obama signed the Stimulus, which provides financial incentives to physicians who adopt and use Electronic Health Record technology to improve both the quality and cost-effectiveness of patient care. Studies demonstrate that effective use of Electronic Health Records reduces medical errors, improves clinical quality and leads to better patient outcomes by enabling real-time access to patient records, medical information and best practices, and electronic connectivity to all healthcare stakeholders, including patients.

In addition to its other components focused on economic stimulus, the law provides approximately $30 billion in health information technology funding. The total includes $2 billion in discretionary funds and $28 billion for investments and incentives through Medicare and Medicaid to ensure widespread adoption and use of interoperable healthcare IT systems such as the Electronic Health Record. Physicians who have not adopted certified Electronic Health Record systems by 2014 will have their Medicare reimbursements reduced by up to 3 percent beginning in 2015.

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

Strategic Alliances

Our key strategic relationships include the following:

•

Cardinal Health. Allscripts has a strategic partnership with Cardinal Health to market the Allscripts MyWay™ Electronic Health Record to Cardinal Health’s physician customers across the nation. Cardinal Health is a Fortune 300 company and a distributor of medical supplies and pharmaceuticals. Under the agreement, Cardinal’s healthcare sales force will market MyWay to its client base of 6,000 solo- and small-physician groups across the U.S. The addition of the Allscripts MyWay EHR to Cardinal Health’s extensive portfolio of products and services enables the company to serve as a one-stop provider for physician practice needs.

•

Cisco Systems, Inc. Allscripts has a strategic partnership with Cisco to support Allscripts core business through enhanced communications technologies. Cisco technology powers many of the systems by which Allscripts communicates with its clients and employees. Additionally, Cisco® and Allscripts™ have partnered to offer an integrated solution that combines the latest in communications technology with Allscripts MyWay™ EHR. The combination of Cisco’s secure network and communication system with Allscripts MyWay’s key application features, easy to use interface and low acquisition costs provides physicians with a fully synchronized Digital Physician Office designed to raise their clinical productivity to new levels. Additionally, Cisco is a supporting member of the “EHR Stimulus Alliance,” a coalition of technology innovation leaders who are partnering to educate 500,000 U.S. physicians about opportunities aligned with the Stimulus. Other members of the Alliance include Citrix, Dell, Intel, Intuit, Microsoft Corp., and Nuance.

•

Dell, Inc. Allscripts has a strategic partnership with Dell that encompasses hardware, hosting, and connecting healthcare communities. Dell is Allscripts’ primary hardware partner, providing the computer equipment needed by our clients to implement our solutions. Additionally, Allscripts signed an agreement with Dell in early 2010 to integrate Allscripts Electronic Health Record and Practice Management solutions into Dell’s hosted EHR solution for U.S. health systems and their affiliated physicians. The Dell program offers health systems and physicians the scale and expertise of one of the world’s largest technology services organizations. Dell helps sponsor hospitals to configure the Allscripts solutions they select to meet the specific needs of their affiliated physician community. The solution includes application hosting, Health Information Exchange management and revenue opportunities for sponsor hospitals, and everything necessary to promote the solution to physicians.

•

Henry Schein, Inc. Allscripts has a strategic partnership with Henry Schein, a distributor of healthcare products and services to office-based practitioners, to market, among other products, the Allscripts Professional™ Electronic Health Record (EHR). Under the exclusive agreement, Henry Schein’s national medical sales force of more than approximately 625 field and telesales representatives will market the Allscripts Professional Electronic Health Record to physicians nationwide, including Henry Schein’s customer base of more than 100,000 physician practices. Henry Schein also will work with its medical device and productivity partners to drive full integration of their solutions into the Allscripts EHR.

•

IBM. Allscripts has a strategic relationship with IBM through which it uses IBM technology to provide a variety of supportive services for Allscripts clients. Allscripts was the first company to begin IBM’s “Resilient Cloud Proven Certification” process, through which it certified an online backup service powered by IBM that delivers a simple, easy-to-deploy remote data protection service for Allscripts clients. Additionally, IBM Cognos technology is the engine that drives interfaces between Allscripts technology and third-party applications.

•

Intuit, Inc. Allscripts has a strategic partnership with Intuit, a provider of business and financial management solutions for small and mid-sized businesses; financial institutions, including banks and credit unions; consumers and accounting professionals. In October 2009 Allscripts became the first practice management company to offer Quicken HealthSM Bill Pay. The online service integrates with Allscripts’ practice management and revenue cycle management solutions, used by 110,000 physicians, to help patients understand their medical bills and pay them online while helping physicians get paid faster.

•

Medfusion, Inc. Allscripts has a strategic partnership with Medfusion, Inc., a provider of patient-physician communication solutions. Allscripts and Medfusion collaborate in providing interactive e-health solutions to physicians and their patients, with a focus on secure patient portals and personal health records, connecting patients to selected information about their physician’s practice, including information from Allscripts’ electronic health record, e-prescribing and practice management solutions. Medfusion, Inc. was acquired by Intuit Inc. on May 21, 2010.

Employees

As of May 31, 2010, we employed 2,428 persons, including 679 in customer service and support, 405 in sales and marketing, 413 in product development, 657 in product deployment and 274 in general and administrative. In addition, through our shared services agreement with Misys and on a third-party consulting basis we engage the services of approximately 315 additional dedicated development professionals. None of our employees is covered by a collective bargaining agreement or is represented by a labor union.

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

Risks Related to the Merger

We may be unable to successfully integrate Eclipsys’ business with our business and realize the anticipated benefits of the Eclipsys Merger.

The success of the Eclipsys Merger will depend, in part, on the ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Eclipsys’ business with our business. The integration of two independent companies is a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the entry into markets in which we or Eclipsys have little or no direct prior experience, the potential loss of our key employees or Eclipsys’ key employees, and the potential inability to maintain the goodwill of existing clients. The difficulties of combining the operations of the companies include, among other factors:

•	managing a significantly larger company;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	integrating two unique business cultures, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	preserving customer, supplier, research and development, distribution, marketing, promotion and other important relationships;

•	commercializing products under development and increasing revenues from existing marketed products;

•	coordinating geographically separated organizations, systems and facilities, including complexities associated with managing the combined businesses with separate locations;

•	combining the sales force territories and competencies associated with the sale of products and services presently sold or provided by us or Eclipsys;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service and attractive to prospective customers;

•	integrating complex technologies, solutions and products from different companies in a manner that is seamless to customers;

•	unforeseen expenses or delays associated with the Eclipsys Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the Eclipsys Merger.

If management is unable to combine successfully our business and the business of Eclipsys in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Eclipsys Merger, such anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Any of the above difficulties could adversely affect the combined company’s ability to maintain relationships with customers, partners, suppliers and employees or the combined company’s ability to achieve the anticipated benefits of the Eclipsys Merger, or could reduce the combined company’s earnings or otherwise adversely affect the business and financial results of the combined company.

If Eclipsys’ former stockholders immediately sell our common stock received in the merger, they could cause our common stock price to decline.

Our common stock to be issued to stockholders of Eclipsys pursuant to the Merger Agreement will be registered under the federal securities laws. As a result, those shares will be immediately available for resale in the public market. The number of shares of our common stock to be issued to Eclipsys’ former stockholders pursuant to the Merger Agreement, and immediately available for resale, will equal approximately 37% of the total number of shares of our common stock outstanding, after giving effect to the closing of the transactions contemplated by the Framework Agreement, including the Share Repurchase, the Secondary Offering and the Contingent Share Repurchase. Eclipsys’ former stockholders may sell any or all of the stock they receive immediately after the merger. If Eclipsys’ former stockholders or the other holders of our common stock sell significant amounts of our common stock immediately after the merger is completed, the market price of our common stock could decline. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

To be successful, the combined company must retain and motivate executives and other key employees. Our and Eclipsys’ employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect the combined company’s ability to retain key personnel. We and Eclipsys have implemented retention plans to retain and motivate executives and other key employees which will increase the cost of the Eclipsys Merger. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating our business and Eclipsys’ business. If the combined company is unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require the combined company to devote time and resources to identifying, hiring and integrating replacements for the departed executives that could otherwise be used to integrate our business and Eclipsys’ business or otherwise pursue business opportunities.

If the combined company is unable to manage its growth, its business and financial results could suffer.

The combined company’s future financial results will depend in part on its ability to profitably manage its core businesses, including any growth that the combined company may be able to achieve. Over the past several years, both we and Eclipsys have engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, the combined company will need to, among other things, recruit, train, retain and effectively manage employees and expand its operations and financial control systems. If the combined company is unable to manage its businesses effectively and profitably, its business and financial results could suffer.

Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.

Restrictions in the Merger Agreement prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our stockholders when compared to the terms and conditions of the Eclipsys Merger.

In addition, if the Merger Agreement is terminated, we may be required in specified circumstances to pay the transaction expenses of Eclipsys up to $5 million or to pay a termination fee of $17.7 million or $40 million to Eclipsys. If the Merger Agreement is terminated by us in circumstances that obligate us to pay Eclipsys its transaction expenses or the termination fee, the trading price of our stock may decline.

These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our stockholders than the Eclipsys Merger.

Certain of our executive officers have interests in the Eclipsys Merger that are different from, or in addition to, the interests of our stockholders.

Certain of our executive officers have interests in the Eclipsys Merger that are different from, or in addition to, interests of our stockholders. Pursuant to a retention plan adopted by our board of directors on June 8, 2010, certain of our employees, including our executive officers, will be entitled to receive retention payments subject to certain conditions.

The Eclipsys Merger may result in substantial goodwill for the combined company. If the combined company’s goodwill becomes impaired, then the profits of the combined company may be significantly reduced or eliminated and stockholders’ equity may be reduced.

The actual amount of goodwill recorded will depend in part on the market value of our common stock as of the date on which the Eclipsys Merger is completed and the appropriate allocation of purchase price, which may be impacted by a number of factors, including changes in the net assets acquired and changes in the fair values of the net assets acquired. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. Under GAAP, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the Eclipsys Merger would negatively affect the combined company’s results of operations.

We expect to incur significant costs whether or not the Eclipsys Merger is completed.

We will incur substantial expenses related to the Coniston Transactions and the Eclipsys Merger whether or not the Eclipsys Merger is completed. We currently expect to incur approximately $55.6 million in transactional expenses, approximately $32.7 million of which are not contingent on the completion of the Eclipsys Merger. Moreover, if the Merger Agreement is terminated, we may, under certain circumstances, be required to pay Eclipsys a termination fee of approximately $17.7 million or $40 million or reimburse Eclipsys for transaction expenses of up to $5 million, depending on the circumstances of the termination. Also, should the Merger Agreement be terminated due to a willful breach of the Merger Agreement by us, we could owe significant damages to Eclipsys.

If the Coniston Transactions are not completed, then the Eclipsys Merger will not be completed.

Our obligation to complete the Eclipsys Merger is subject to the satisfaction of certain conditions, including the completion of the Coniston Transactions. Completion of the Coniston Transactions, in turn, is subject to certain conditions, including (i) approval of the Coniston Transactions by the shareholders of Misys, (ii) the sale of no fewer than 36 million shares of our common stock in the Secondary Offering, or 25 million shares if our stockholders approve the issuance of our common stock in connection with the Eclipsys Merger and Eclipsys stockholders adopt the Merger Agreement, at a price to the public of no less than $16.50 per share, and (iii) completion of the Share Repurchase, which is contingent upon completion of the financing contemplated by the Commitment Letter. Accordingly, if any of these conditions is not satisfied or waived, the Coniston Transactions will not be completed and, as a result, the Eclipsys Merger will not be completed. In addition, the Framework Agreement provides for certain termination rights for both us and Misys, including the right of either party to terminate the Framework Agreement if the closing of the Coniston Transactions has not been completed on or prior to December 9, 2010. If the Framework Agreement is terminated prior to the completion of the Coniston Transactions, the Eclipsys Merger will not be completed.

If the Eclipsys Merger is completed, we will incur significant additional expenses in connection with the integration of the two businesses.

If the Eclipsys Merger is completed, we expect to incur significant additional expenses in connection with the integration of the two businesses, including integrating personnel, geographically diverse operations, information technology systems, accounting systems, customers, and strategic partners of each company and implementing consistent standards, policies, and procedures, and may be subject to possibly material write downs in assets and charges to earnings, which are expected to include severance pay and other costs.

We will be subject to various uncertainties and contractual restrictions while the Eclipsys Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Eclipsys Merger on employees, customers, potential customers, partners and suppliers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Eclipsys Merger is completed and for a period of time thereafter, and could cause existing customers, partners and suppliers and others that currently have business relationships with us to seek to change their business relationships with us. Additionally, these uncertainties could cause potential clients to defer decisions or purchases, or to seek products and services from our competitors.

Employee retention and recruitment may be particularly challenging prior to completion of the Eclipsys Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Eclipsys Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the Merger Agreement restricts us, without Eclipsys’ consent, from making certain acquisitions and dispositions and taking other specified actions related to the operation of our businesses while the Eclipsys Merger is pending. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Eclipsys Merger or termination of the Merger Agreement.

Failure to complete the Eclipsys Merger could negatively impact our stock price and our future business and financial results.

If the Eclipsys Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•

being required, under certain circumstances under the Merger Agreement, to pay a termination fee of approximately $17.7 million or $40 million to Eclipsys or reimburse Eclipsys’ out-of-pocket transaction expenses of up to $5 million depending on the timing and reasons for termination;

•	having to pay costs and expenses relating to the Eclipsys Merger and related transactions;

•	the attention of our management will have been diverted to the Eclipsys Merger instead of our operations and pursuit of other opportunities that could have been beneficial to us; and

•	customer perception may be negatively impacted which could affect our ability to compete for, or to win, new and renewal business in the marketplace.

Pending litigation against us could result in an injunction preventing completion of the Eclipsys Merger, the payment of damages if the Eclipsys Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Eclipsys Merger.

In connection with the Eclipsys Merger, purported stockholders of Eclipsys have filed putative stockholder class action lawsuits against Eclipsys and its directors, us and Arsenal Merger Corp. Among other remedies, the plaintiffs seek to enjoin the Eclipsys Merger. The outcome of any such litigation is inherently uncertain. Each company may incur substantial costs and expenses to defend the company. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the Eclipsys Merger. The outcome may adversely affect the combined company’s business, financial condition or results of operations.

The combined company will have to develop and rely on its own resources and personnel to operate the business.

We are currently a party to a Shared Services Agreement with Misys pursuant to which Misys provides us with certain services and personnel to support our business. Upon the consummation of the Coniston Transactions, the Shared Services Agreement will be terminated and we will enter into a Transition Services Agreement with Misys pursuant to which Misys will continue to provide certain services and personnel to the combined company to support its business. Beginning approximately six months after the date of the Transition Services Agreement with respect to certain services, the services formerly provided by Misys will need to be continued by either our existing or new employees, which may require the combined company to devote time and resources to identifying, hiring and integrating individuals to perform the services formerly provided by Misys pursuant to the Transition Services Agreement.

The combined company’s common stock may be affected by factors different from those affecting the price of our common stock.

On completion of the Eclipsys Merger, although holders of our common stock will continue to hold our common stock, our business will be different as a result of the completion of the Eclipsys Merger. As our business and Eclipsys’ business are different, the results of operations as well as the price of the combined company’s common stock may be affected by factors different than those factors affecting us and Eclipsys as independent stand-alone entities. The combined company will face additional risks and uncertainties not otherwise facing each independent company in the Eclipsys Merger.

If the Eclipsys Merger is completed, provisions of the combined company’s charter documents and Delaware law may delay or inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

If the Eclipsys Merger is completed, the combined company’s charter documents will provide that our board of directors will have the authority to issue up to 1 million shares of preferred stock. Our board of directors will be able to fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders, and the issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of Allscripts.

In addition, the combined company’s charter documents will include an election to be governed by Section 203 of the DGCL, which will prohibit us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These provisions will make it more difficult for stockholders or potential acquirers to acquire us without negotiation and may apply even if some of our stockholders consider the proposed transaction beneficial to them. These provisions could also limit the price that investors are willing to pay in the future for shares of our common stock.

The combined company’s charter documents will also contain provisions that may delay or inhibit potential acquisition bids, including provisions that:

•	our stockholders are not allowed to act by written consent; and

•	our stockholders are not allowed to call a special meeting of stockholders.

Risks Related to the Coniston Transactions

The sale of our common stock by Misys could cause our common stock price to decline.

We have agreed to facilitate the sale of at least 36 million shares of our common stock held by one or more subsidiaries of Misys in connection with the transactions contemplated by the Framework Agreement, which requirement will be reduced to 25 million shares if our stockholders approve the issuance of our common stock in connection with the Eclipsys Merger and Eclipsys stockholders adopt the Merger Agreement. The number of shares to be offered by such subsidiaries of Misys will equal approximately 24.6% of our outstanding common stock at the time of such sale if they sell 36 million shares, or 17.1% if they sell 25 million shares. As a result of such offering, the market price for our common stock could decline and it may make it more difficult for us to sell equity securities at a time and at a price we deem appropriate. In addition, any shares of our common stock held by Misys and its subsidiaries after the completion of the Coniston Transactions may be sold following the expiration of the lock-up agreements entered into in connection with the Secondary Offering, which could result in further declines of the market price for our common stock. Under the Registration Rights Agreement, for as long as Misys owns at least 5% of the outstanding shares of our common stock, Misys may require us to file a registration statement under the federal securities laws registering the sale of all or a portion of the shares of our common stock owned by Misys that are not otherwise freely tradable, and Misys may, for a period of three years, participate in any registration statement proposed to be effected by us, subject to certain limitations.

The additional indebtedness incurred in connection with the transactions contemplated by the Framework Agreement will decrease business flexibility and increase borrowing costs.

In connection with the transactions contemplated by the Framework Agreement, we will increase our indebtedness by approximately $570 million, and will have indebtedness that will be substantially greater than our indebtedness prior to the closing of the transactions contemplated by the Framework Agreement. The covenants in such indebtedness and the increased indebtedness and higher debt-to-equity ratio in comparison to our debt-to-equity ratio on a recent historical basis could have the effect, among other things, of:

•

requiring a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	increasing vulnerability to adverse general economic and industry conditions;

•	limiting flexibility in planning for, or reacting to, changes in business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to competitors that have less debt; and

•	limiting the ability to borrow additional funds on terms that are satisfactory or at all.

Newco may be liable for significant potential contingent tax liabilities arising out of the Coniston Transactions and certain related transactions, or out of prior activities of Newco unrelated to those transactions.

Newco might be subject to significant taxes, which we refer to as Transaction Taxes, arising out of the Coniston Transactions and certain related restructuring transactions, which we refer to collectively as the Misys Transactions. In particular, the Exchange or other Misys Transactions might result in recognition of the built-in gain inherent in our shares of common stock held by Newco, which is significant. At the time of the Exchange, Newco will hold approximately 61.3 million shares of our common stock. Pursuant to the Framework

Agreement, Misys has agreed to indemnify us against any Transaction Taxes imposed on Newco, and Misys is required to provide a bank guarantee in the amount of $168 million, which we refer to as the PLR Bank Guarantee, to support that indemnification obligation.

Misys is seeking a letter ruling from the Internal Revenue Service, which we refer to as the IRS, which, if obtained, is expected to confirm that the Misys Transactions will not result in the recognition of the built-in gain inherent in our shares of common stock held by Newco, and may address other tax issues related to the Misys Transactions. If a favorable letter ruling is received, the PLR Bank Guarantee will be terminated. No assurances can be given that a favorable letter ruling will be received, as the IRS might decline to issue a favorable letter ruling. At the time of the closing of the Coniston Transactions it likely will not be known whether a favorable letter ruling will be issued. If a favorable letter ruling were not issued, in a subsequent IRS audit of the Misys Transactions the IRS might successfully assert that significant taxes, penalties and interest are payable by Newco. The amount of the PLR Bank Guarantee might be insufficient to fully cover Misys’ resulting indemnification obligation. Furthermore, although not expected, there could be circumstances in which the PLR Bank Guarantee would be reduced or terminated prior to the extinguishment of the resulting tax liabilities. The ability to rely on any favorable letter ruling depends on the accuracy and completeness of the information submitted to the IRS, which will be primarily determined by Misys. As a result, no assurances can be given that our ability to rely on a favorable letter ruling could not be challenged, in which case we would be required to rely on Misys’ indemnification obligation without the benefit of the PLR Bank Guarantee.

Additionally, while the letter ruling is expected to address the material tax issues related to the Misys Transactions, all issues may not be addressed.

KPMG LLP, our tax advisor, has delivered an opinion to us concluding, among other things, that, based on relevant representations and assumptions, the transactions contemplated by the Framework Agreement, including the Exchange and the other Misys Transactions, will not result in the recognition of the built-in gain inherent in our stock held by Newco. If the representations or assumptions on which such opinion is based are inaccurate or incomplete, the conclusions reached in the opinion may be incorrect. Furthermore, such opinion is not binding on the IRS or any court, and the IRS or the courts may not agree with the conclusions reached in the opinion. The opinion will not preclude the IRS from declining to issue a favorable letter ruling nor will it preclude the IRS from successfully asserting that significant taxes, penalties and interest are payable by Newco as a result of the Misys Transactions or otherwise.

Pursuant to the Framework Agreement, Misys has also agreed to indemnify us against any contingent tax liability of Newco other than Transaction Taxes, such as taxes imposed as a result of prior activities of Newco, which we refer to as Historic Taxes, and Misys is required to provide an additional bank guarantee in the amount of $45 million, which we refer to as the Historic Bank Guarantee, to support that indemnification obligation. The amount of the Historic Bank Guarantee might be insufficient to fully cover Historic Taxes that might be imposed. Furthermore, although not expected, there could be circumstances in which the Historic Bank Guarantee is reduced or terminated prior to the extinguishment of the resulting tax liabilities.

Misys also has agreed to indemnify us from taxes imposed on us as a result of the Exchange and from taxes imposed on us relating to certain withholding taxes, including any liability for failing to withhold certain taxes. Those indemnification obligations are not supported by any bank guarantees.

If we are unable to finance the repurchase of shares from Misys, the Eclipsys Merger will not be completed.

We intend to finance the transactions contemplated by the Framework Agreement with debt financing, existing cash balances and cash flow from operations. To this end, and to provide for ongoing working capital for general corporate purposes after the Eclipsys Merger, we have received commitments from JPMorgan Chase Bank, N.A., Barclays Bank PLC, UBS Loan Finance LLC and certain of their affiliates for a $570 million senior secured term loan facility and a $150 million senior secured revolving facility, each of which is expected to close upon the closing of the Coniston Transactions. The Commitment Letter includes customary conditions to funding, including the completion of definitive documentation, the absence of a material adverse change in our and our subsidiaries’ business, assets, liabilities (contingent or otherwise), financial condition or results of operations consistent with the definition in the Merger Agreement, the absence of material modification to the Framework Agreement and related documentation unless approved by the initial arrangers of the financing, the delivery of financial information and other customary closing deliveries, the receipt of corporate credit ratings from Moody’s and S&P, the perfection of liens, our solvency and the solvency of our subsidiaries after giving effect to the Coniston Transactions (other than the Eclipsys Merger) and a pro forma ratio of total indebtedness to EBITDA for us and our subsidiaries not in excess of 4.0 to 1.0 (giving effect to the Eclipsys Merger on a pro forma basis to the extent the Eclipsys Merger will close substantially simultaneously with the Coniston Transactions). If the financing described in the Commitment Letter is not available on the terms set forth in the Commitment Letter, other financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such additional financing, the Coniston Transactions will not be completed and, as a result, the Eclipsys Merger will not be completed.

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

We may not see the benefits of government programs initiated to accelerate the adoption and utilization of health information technology and to counter the effects of the current economic situation.

While government programs initiated to improve the efficiency within the health care sector and counter the effects of the current economic situation include expenditures to stimulate business and accelerate the adoption and utilization of health care technology, we cannot assure you that we will receive any of those funds. For example, the passage of the Health Information Technology for Economic and Clinical Health Act (HITECH) under the American Recovery and Reinvestment Act of 2009 (ARRA), authorizes approximately $30 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for financial incentives for implementing and using our services, there can be no certainty that any of the planned financial incentives, if made, will be made in regard to our services. We also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select our products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

Our clinical solutions segment’s principal competitors include athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Epic Systems Corporation, Emdeon Business Services LLC, General Electric Company, Aprima Medical Software (formerly iMedica Corporation), McKesson Corporation, Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

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

The duration of the sales cycle and implementation schedule for our software solutions depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, which is difficult to predict. Our sales and marketing efforts with respect to hospitals and large health organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could harm our business, financial condition and results of operations. If customers take longer than we expect to implement our solutions, our recognition of related revenue would be delayed, which would adversely affect our business, financial condition and results of operations.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of the Eclipsys Merger, could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers’ requirements.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees we need to support our business.

Our ability to provide high-quality services to our clients depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and health information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including clients and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to clients and competitors who may seek to recruit them and increases the costs of replacing them. If we fail to retain our employees, the quality of our services could diminish and this could have a material adverse effect on our business, financial condition and results of operations.

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

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the health information technology market is characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business could suffer.

Our business depends in part on and will continue to depend in part on our ability to establish and maintain additional strategic relationships.

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of healthcare and health information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to:

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

If our products fail to perform properly due to errors or similar problems, our business could suffer.

Complex software, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors might occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

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

We are and may continue to be subject to intellectual property infringement claims as our applications’ functionality overlaps with competitive products. We do not believe that we have infringed or are infringing on any proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot assure you that infringement claims will not be asserted against us in the future. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

If our content and service providers fail to perform adequately, or to comply with laws, regulations or contractual covenants, our reputation and our business, financial condition and results of operations could be adversely affected.

We depend on independent content and service providers for communications and information services and for many of the benefits we provide through our software applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews, the routing of transaction data to third-party payers and the hosting of our applications. Our ability to rely on these services could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our customers and damage our reputation. This would adversely affect our business, financial condition and results of operations. In addition, we may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

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

We may be liable for use of content we provide.

We provide content for use by healthcare providers in treating patients. Third-party contractors provide us with most of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If our security is breached, we could be subject to liability, and customers could be deterred from using our services.

Our business relies on electronic transmission of confidential patient and other information. We believe that any well-publicized compromise of our network security or a misappropriation of patient information or other data would adversely affect our reputation and would require us to devote significant financial and other resources to alleviate such problems. In addition, our existing or potential customers could be deterred from using our products and services, and we could be subject to possible liability and regulatory action. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information, such as patient records or credit information.

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

We depend upon licenses for some of the technology used in our solutions from third-party vendors, and intend to continue licensing technologies from third parties. These technologies might not continue to be available to us on commercially reasonable terms or at all.

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

If we fail to maintain and expand our business with our existing customers, or to effectively transition our customers to newer products, our business, financial condition and results of operations could be adversely affected.

Our business model depends on the success of our efforts to sell additional products and services to our existing customers, including the sale of our electronic health record products to legacy MHS’ practice management customer base. Additionally, certain of our clinical solutions business unit customers initially purchase one or a limited number of our products and services. These customers might choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease.

In addition, the transition of our existing customers to current versions of our products presents certain risks, including the risk of data loss or corruption, or delays in completion. If such events occur, our client relationships and reputation could be damaged, which could adversely affect our business and results of operations.

Potential subsidy of services similar to ours may reduce client demand.

Federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations, and HITECH provides federal support for certain electronic medical record initiatives. To the extent that we do not qualify or participate in such subsidy programs, demand for our services may be reduced, which may decrease our revenues.

We rely on Misys for the provision of certain corporate services.

Pursuant to our Shared Services Agreement with Misys, as amended, Misys provides us with services including: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Prior to the closing of the 2008 Transactions, we did not rely on a third party for such services. If Misys fails to provide these services as required under the Shared Services Agreement or if the Shared Services Agreement were terminated for any reason, we might incur significant costs to obtain replacement services.

HITECH is resulting in new business imperatives, and failure to provide our clients with health information technology systems that are “certified” under HITECH could result in breach of some client obligations and put us at a competitive disadvantage.

HITECH, which is a part of ARRA, provides financial incentives for hospitals and doctors that are “meaningful electronic health record users,” and mandates use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of the Department of Health and Human Services. HITECH also imposes certain requirements upon governmental agencies to use, and requires health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. HITECH can adversely affect our business in at least three ways. First, we have invested and continue to invest in conforming our applicable clinical software to these standards and further significant investment will be required as certification standards evolve. Second, recently signed customers and new client prospects are requiring us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients properly use the electronic health record software and satisfy the “meaningful use” and other requirements of HITECH, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize our relationships with clients who are relying upon us to provide certified software. Third, if for some reason we are not able to comply with these HITECH standards in a timely fashion after their issuance, our offerings will be at a severe competitive disadvantage in the market to the offerings of other electronic health record vendors who have complied.

Changes in interoperability standards applicable to our software could require us to incur substantial additional development costs.

Our clients are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party HIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs. The Certification Commission for Health Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HIT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We will incur increased development costs in delivering solutions if we need to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our software solutions and healthcare devices are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.

Risks Related to Our Industry

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability on a theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians are unique, and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

•

Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), HITECH and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “ Standards for Electronic Transactions and Code Sets ”(the Transaction Standards); the “ Security Standards ” (the Security Standards); and the “ Standards for Privacy of Individually Identifiable Health Information ” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for certain patient identifiable health information (called Protected Health Information). The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health plans,” “health care providers, “and “health care clearinghouses.” We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a “group health plan” for the benefit of our employees. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA and HITECH. For our operating functions, we believe that we are a hybrid entity, with both covered and non-covered functions under HIPAA. The Payerpath portion of our business qualifies as a health care clearinghouse when it files electronic health care claims on behalf of health care providers that are subject to HIPAA and HITECH and we have instituted policies and procedures to comply with HIPAA and HITECH in that role. With respect to our other business functions, we do not believe we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be adverse to our business, financial condition and results of operations. In addition, certain provisions of the Privacy and Security Standards apply to third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements and HIPAA and HITECH if we do not comply with our Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier (NPI) for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which was May 23, 2007, for all but small health plans, and May 23, 2008 for small health plans. We have policies and procedures that we believe comply with all federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by or for our customers in compliance with the Transaction Standards and Security Standards and are capable of being used by or for our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA or HITECH on our business and operations. In the event that the HIPAA or HITECH standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

•

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist, however, on the use of e-prescribing for controlled substances and certain other drugs. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Other rules governing e-prescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA. This new incentive is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and known as the Physician Quality Reporting Initiative (PQRI). Eligible professionals do not need to participate in PQRI to participate in the E-Prescribing Incentive Program. For the 2009 e-prescribing reporting year, to be a successful e-prescriber and to receive an incentive payment, an individual eligible professional must report one e- prescribing measure in at least 50% of the cases in which the measure is reportable by the eligible professional during 2009. There is no sign-up or pre- registration to participate in the E-Prescribing Incentive Program. However, there are certain limitations for participation. To the extent that these new initiatives and regulations foster the accelerated adoption of e-prescribing, our business could benefit. But, as we note below, there is no assurance that these government-sponsored efforts will succeed in spurring greater adoption of e-prescribing. Moreover, regulations in this area impose certain requirements which can be burdensome and they are evolving and subject to change at any moment, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and electronic health record technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•

Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides electronic health record systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we must continue to monitor legislative and regulatory developments that might affect our business practices as they relate to electronic health record systems. We cannot predict the content or effect of possible future regulation on our business practices. Also, as described above under “Risks Related to Our Business,” our Allscripts Enterprise EHR, Allscripts Professional EHR and Allscripts MyWay electronic health record are each certified by CCHIT as meeting CCHIT’s certification standards for functionality, interoperability and security. Our failure to maintain CCHIT certification or otherwise meet industry standards would adversely impact our business.

•

Claims Transmission. Our system electronically transmits claims for prescription medications dispensed by physicians to patients’ payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations. Furthermore, to the extent that there is some type of security breach, it could have a material adverse effect on our business.

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

•

Red Flag Rules. As of November 1, 2009, medical practices that act as “creditors” to their patients were required to comply with new Federal Trade Commission (FTC) rules promulgated under the Fair and Accurate Credit Transactions Act of 2003 that are aimed at reducing the risk of identity theft. These rules require creditors to adopt policies and procedures that identify patterns, practices, or activities that indicate possible identity theft (called “red flags”); detect those red flags; and respond appropriately to those red flags to prevent or mitigate any theft. The rules also require creditors to update their policies and procedures on a regular basis. Because most practices treat their patients without receiving full payment at the time of service, our clients are generally considered “creditors” for purposes of these rules and are required to comply with them. Although we are not directly subject to these rules—since we do not extend credit to customers—we do handle patient data that, if improperly disclosed, could be used in identity theft. On May 28, 2010, the FTC announced that it would delay enforcement of the Red Flag Rule until January 1, 2011.

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The

Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our customers, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to electronic health records, providing customers with incentives to adopt electronic health record solutions or developing a low-cost government sponsored electronic health record solution, such as VistA-Office electronic health record. Additionally, certain safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute electronic health record solutions, whose hospital customers may seek to donate their existing acute electronic health record solutions to physicians for use in ambulatory settings.

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

Until the completion of the Exchange and the Share Repurchase, Misys is entitled, under the Relationship Agreement, to nominate six of our ten directors, as well as the Chairman of the Board. Misys’ rights to nominate a specific number of directors set forth in the Relationship Agreement will continue so long as it owns specified percentages of our common stock as follows:

•	If, at any time, Misys owns less than 50.0% but more than or equal to 45.0% of the then outstanding shares of our common stock, Misys will have the right to nominate five directors;

•	If, at any time, Misys owns less than 45.0% but more than or equal to 35.0% of the then outstanding shares of our common stock, Misys will have the right to nominate four directors;

•	If, at any time, Misys owns less than 35.0% but more than or equal to 25.0% of the then outstanding shares of our common stock, Misys will have the right to nominate three directors;

•	If, at any time, Misys owns less than 25.0% but more than or equal to 15.0% of the then outstanding shares of our common stock, Misys will have the right to nominate two directors;

•	If, at any time, Misys owns less than 15.0% but more than or equal to 5.0% of the then outstanding shares of our common stock, Misys will have the right to nominate one director; and

•	If, at any time, Misys owns less than 5.0% of the number of then outstanding shares of our common stock, Misys will have no right to nominate any directors.

As a result, Misys nominated directors control or significantly influence matters submitted to a vote of our directors and have the ability to remove and replace our executive officers and Misys nominated directors would retain influence even if Misys were to sell significant portions of our common stock as detailed above.

Upon completion of the Exchange and the Share Repurchase, Allscripts and Misys will amend and restate the Relationship Agreement. Under the amended and restated Relationship Agreement, Misys will be entitled to nominate two directors, which will be permanently reduced to one director if Misys owns less than 15.5 million shares of Allscripts common stock, and which right will be permanently eliminated if Misys owns less than 5.0% of the then outstanding shares of Allscripts common stock or violates certain items of the standstill provision set forth in the Framework Agreement.

Future sales of our common stock in the public market could adversely affect the trading price of our common stock that we may issue and our ability to raise funds in new securities offerings.

Future sales of substantial amounts of our common stock in the public market (including the Secondary Offering), or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of July 16, 2010, we had approximately:

•	146.5 million shares of common stock outstanding;

•	3.1 million shares of common stock reserved and available for issuance pursuant to outstanding stock options (at a weighted average exercise price of $3.34 per share); and

•	3.5 million shares of common stock reserved and available for issuance to settle outstanding restricted stock units.

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

Our Board of Directors is authorized to issue up to 1 million shares of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights (except that shares of preferred stock may not have more than one vote per share), dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our Board of Directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to the holders of our common stock.

Our goodwill, which increased as a result of the 2008 Transactions, could become impaired and adversely affect our net worth and the market value of our common stock.

Under the purchase method of accounting, our assets and liabilities were recorded, as of completion of the 2008 Transactions, at their respective fair values and added to those of Misys, which are carried at their book values. The purchase price for the 2008 Transactions was allocated to legacy Allscripts’ tangible assets and liabilities and identifiable intangible assets, based on their fair values as of the date of completion of the merger. The excess of $331 million of such price over those fair values has been recorded as goodwill. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on our operating results.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.

Commencing in the fiscal year ended May 31, 2010, we must include legacy Misys in its system and process evaluation and testing of internal control over financial reporting to allow management and our independent registered certified public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The Securities and Exchange Commission granted us relief from including legacy Misys in such evaluation and testing for our fiscal year ended May 31, 2009. Prior to the completion of the 2008 Transactions, Misys had not performed the system and process evaluation and testing of its internal control over financial reporting. This testing, or the subsequent testing by our independent registered certified public accounting firm, may reveal deficiencies in the combined entity’s internal control over financial reporting that are deemed to be material weaknesses. Moreover, if the combined entity is not able to comply with the requirements of Section 404 in a timely manner, or if it or its independent registered certified public accounting firm identifies deficiencies in the combined Allscripts-Misys’ internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by The NASDAQ Global Select Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, the stock markets, especially The NASDAQ Global Select Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many technology companies and Internet-related companies in particular. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions such as recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. Volatility in the market price for our common stock may result in the filing of securities class action litigation.

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

Our Second Amended and Restated Credit Agreement, as hereinafter defined, contains certain financial covenants, including interest coverage and total leverage ratios. If we fail to comply with these covenants, an event of default may occur, resulting in, among other things, the requirement to immediately repay all outstanding amounts owed thereunder, which could have an adverse effect on our results of operation, financial condition or the price of our common stock.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, are exempt from certain corporate governance and other requirements under the rules of NASDAQ.

For so long as Misys or any other entity or group owns more than 50% of the total voting power of our common stock, we will be a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for exceptions from certain corporate governance and other requirements of the rules of NASDAQ. Pursuant to these exceptions, we have elected not to comply with certain corporate governance requirements of NASDAQ, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of NASDAQ. As a result of the Coniston Transactions, Misys will cease to own more than 50% of the total voting power of Allscripts common stock, and our exemption from the applicable NASDAQ corporate governance and other requirements will terminate.

Sales of our common stock by Misys may negatively affect the market price of our common stock.

While the shares of our common stock owned by Misys are not registered and are subject to transfer restrictions, sales of a large number of such shares, or even the perception that these sales may occur, could cause a decline in the market price of our common stock. We entered into a registration rights agreement with Misys and two of its wholly owned subsidiaries on June 9, 2010. Under the registration rights agreement, for as long as Misys owns at least 5% of the outstanding shares of our common stock, Misys may require us to file a registration statement under the federal securities laws registering the sale of all or a portion of the shares of our common stock owned by Misys that are not otherwise freely tradable, and Misys may, for a period of three years, participate in any registration statement proposed to be effected by us, subject to certain limitations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the following properties as of May 31, 2010:

Square feet
Leased facilities:

Chicago, Illinois—Corporate Headquarters	25,500
Raleigh, North Carolina	240,991
Burlington, Vermont	48,578
Morrisville, North Carolina	32,033
Other U.S. locations	113,035

Total leased facilities	460,137

Our facilities house various sales, data processing, technology functions, certain ancillary functions, and other back-office functions. We believe that adequate, suitable lease space will continue to be available for our needs.

Item 3. Legal Proceedings

We hereby incorporate by reference Note 15, “Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4. [Reserved]

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

	High	Low
Year Ended May 31, 2010
First Quarter	$17.48	$12.69
Second Quarter	$22.21	$14.32
Third Quarter	$20.73	$16.38
Fourth Quarter	$22.55	$17.51

Year Ended May 31, 2009
Second Quarter (beginning October 11, 2008)	$7.81	$4.87
Third Quarter	$10.00	$6.25
Fourth Quarter	$13.23	$7.85

Year Ended December 31, 2008
First Quarter	$18.81	$8.76
Second Quarter	$13.50	$10.35
Third Quarter (through October 10, 2008)	$15.71	$8.77

We had 146,367 and 142,397 common shares issued and outstanding at May 31, 2010 and 2009, respectively. On July 16, 2010, we had approximately 432 common stock holders of record. On October 17, 2008, the Company paid a special cash dividend of $5.23 per share in connection with the 2008 Transactions. Other than this special cash dividend, we have never declared or paid cash dividends on our common stock. We currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant.

Under the stock repurchase program approved by the Board of Directors on February 10, 2009, the Company may purchase up to $150,000 of its common stock over two years. Repurchases may be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases also have been made from Misys pursuant to the Stock Repurchase Agreement, dated as of February 10, 2009 (the “Misys Repurchase Agreement”), by and among Misys, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts. The aggregate amount of shares purchased pursuant to the repurchase plan, whether pursuant to any 10b5-1 plan, Rule 10b-18 or the Repurchase Agreement, will not exceed the lesser of $150,000 (including commissions) or 15,000 shares. During the quarter ended May 31, 2009, the Company repurchased and cancelled 2,349 shares of common stock from the open market and 3,075 shares of common stock from Misys. In total through May 31, 2010, the Company has repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. There were no shares repurchased during fiscal year 2010. The remaining authorized amount for stock repurchase under the program is approximately $98,453, which program will terminate on February 10, 2011. Pursuant to the Framework Agreement, the Misys Repurchase Agreement will be terminated following closing of the Coniston Transactions.

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on Allscripts-Misys Healthcare Solutions, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 5/31/2005 and its relative performance is tracked through 5/31/2010.

	5/05	11/05	5/06	11/06	5/07	11/07	5/08	11/08	5/09	11/09	5/10
Allscripts-Misys Healthcare Solutions, Inc.	100.00	81.72	106.60	170.54	150.12	108.13	75.98	92.32	154.78	230.19	225.51
NASDAQ Composite	100.00	107.71	106.38	120.34	129.32	131.10	124.24	75.12	87.03	105.94	111.18
NASDAQ Health Services	100.00	126.25	118.97	117.35	145.55	159.22	149.61	115.56	121.25	156.12	182.76

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the three years ended May 31, 2010, 2009 and 2008 and the consolidated balance sheet data at May 31, 2010 and 2009 are derived from the consolidated financial statements audited by PricewaterhouseCoopers LLP, which are included elsewhere in this report. The consolidated statements of operations data for the years ended May 31, 2007 and 2006 and the balance sheet data at May 31, 2008, 2007 and 2006 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended May 31,
	2010	2009(1)	2008(1),(2)	2007(1),(2)	2006(1),(2)
	(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$704,502	$548,439	$383,771	$379,693	$381,736
Cost of revenue	315,658	256,288	176,870	189,128	196,763

Gross profit	388,844	292,151	206,901	190,565	184,973
Operating expenses:
Selling, general and administrative expenses	224,995	199,902	117,566	121,101	112,135
Research and development	49,206	39,431	37,784	40,880	29,592
Amortization of intangibles	10,060	6,884	11,320	22,392	23,039

Income from operations	104,583	45,934	40,231	6,192	20,207
Interest expense	(1,993)	(2,162)	(296)	(272)	(184)
Interest income and other, net	946	626	219	94	32

Income before income taxes	103,536	44,398	40,154	6,014	20,055
Income tax expense	(40,666)	(18,376)	(14,755)	(2,160)	(7,519)

Net income	$62,870	$26,022	$25,399	$3,854	$12,536

Earnings per share—basic and diluted, as adjusted	$0.42	$0.21	$0.31	$0.05	$0.15

Other Operating Data:
System sales	$154,597	$98,469	$64,627	$71,368	$93,487
Professional services	75,439	51,827	30,943	33,422	36,957
Maintenance	248,501	196,165	141,531	133,440	122,584
Transaction processing and other	225,965	187,557	146,670	141,463	128,708

Total software and related services revenue	704,502	534,018	383,771	379,693	381,736
Prepackaged medications(3)	0	14,421	0	0	0

Total revenue	$704,502	$548,439	$383,771	$379,693	$381,736

	As of May 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$145,335	$73,426	$325	$1,370	$12,449
Working capital	196,061	96,849	(6,776)	(33,875)	(27,060)
Goodwill and intangible assets, net	620,032	646,197	91,043	103,976	128,331
Total assets	1,094,690	952,656	179,268	171,247	199,148
Long-term debt	0	63,699	0	0	0
Total stockholders’ equity	806,825	700,370	110,649	81,169	107,645

(1)	Results of operations for the year ended May 31, 2009 include the results of operations of legacy MHS for the full year ended May 31, 2009 and the results of operations of legacy Allscripts are included from the completion of the 2008 Transactions on October 10, 2008 through May 31, 2009. Since the 2008 Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the years ended May 31, 2008, 2007 and 2006 are the results of operations of legacy MHS only.
(2)	For the years ended May 31, 2008, 2007 and 2006, the basic and diluted share count includes only the shares issued to Misys plc in connection with the 2008 Transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition.
(3)	On March 16, 2009, Allscripts closed on the sale of its prepackaged medications business to A-S Medication Solutions LLC (“A-S”). Under terms of the sale, Allscripts received a total of $8,000 in cash consideration during its fourth quarter of fiscal 2009. In addition, Allscripts entered into a Marketing Agreement with A-S on March 16, 2009 which provides that Allscripts will earn annual fees for providing various marketing services of $3,600 per year over the five year term for an expected total of approximately $18,000, subject to reduction in certain circumstances. The results of operations for fiscal 2009 include the prepackaged medications business from the completion of the 2008 Transactions on October 10, 2008 through the March 16, 2009 closing of its sale to A-S. The prepackaged medications business has not been disclosed as discontinued operations due to Allscripts’ continued involvement with A-S through the Marketing Agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share amounts)

The following discussion and analysis should be read together with “Selected Financial Data”, our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K.

Overview

Misys Merger

On October 10, 2008, in accordance with the transactions (the “2008 Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse acquisition for accounting purposes was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”). In connection with the closing of the 2008 Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the 2008 Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The 2008 Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

Basis of Presentation

The 2008 Transactions constitute a reverse acquisition for accounting purposes. As such, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. The results of operations of legacy Allscripts are included in the accompanying consolidated statements of operations for periods subsequent to the date of the completion of the 2008 Transactions, October 10, 2008.

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

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during fiscal year 2010. There was no activity in the prepackaged medications segment prior to the 2008 Transactions, as this was a legacy Allscripts segment. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment for the years ended May 31, 2010, 2009 and 2008 of $3,600, $0 and $0, respectively.

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

We believe a combination of executive and legislative leadership at the federal level, industry standards provided by the Certification Commission for Healthcare Information Technology (CCHIT) and other potential regulatory bodies, and federal incentives that exist today for e-prescribing and pay-for-quality initiatives, will quickly make electronic health records as common as practice management systems in all provider offices. We believe the stimulus and other provisions provided by the American Recovery and Reinvestment Act of 2009 (the “Stimulus”) will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the material opportunity presented by the Stimulus and have begun to see a positive impact on new orders, particularly in our Enterprise products, in our fiscal ended 2010. However, we believe that the impact on new orders related to the Stimulus have been tempered by continued uncertainty around the Stimulus and related funding requirements and also due to the challenging economic conditions which have motivated customers and prospective customers to defer capital investments, conserve cash and move towards software subscription arrangements versus traditional licensing arrangements. Additionally, we face the following other material opportunities, challenges and risks related to the Stimulus, which are further described below: (i) developing adequate capacity to satisfy the potential increased demand; (ii) ensuring that we obtain applicable product certifications and our customers are able to achieve “meaningful use” as required by the Stimulus; (iii) taking advantage of demand trends; and (iv) positioning the Company, in the absence of final regulations, as a provider to potential government-funded health care providers.

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

In order for our customers to qualify for Stimulus funding, our products must meet various requirements for product certification under the Stimulus regulations, and must enable our customers to achieve “meaningful use,” as such term may be ultimately defined under the final Stimulus regulations. In July 2010, CMS published a display copy of a final rule setting forth “Stage 1” meaningful use regulations and other EHR incentive program requirements (“Meaningful Use Final Rule”). The Meaningful Use Final Rule provides for a phased approach to implementation of the meaningful use standards, with Stage 1 set forth in the Meaningful Use Final Rule and Stages 2 and 3 reserved for future rulemaking based upon the experiences with Stage 1. The Meaningful Use Final Rule additionally gives providers some flexibility and, for Stage 1, divides the meaningful use objectives into a “core” group of fifteen required objectives and a “menu set” from which providers may choose five out of 10 objectives to meet the definition of a meaningful user of certified EHR technology.

Additionally, in July 2010, the Office of the National Coordinator for Health Information Technology (“ONC”) published a display copy of a final rule establishing standards and implementation specifications that certified EHR technology will need to include to, at a minimum, support the achievement of meaningful use (“ONC Final Rule”). The ONC Final Rule requires the adoption of an initial set of standards, implementation specifications, and certification criteria, and to more closely align such standards, implementation specifications, and certification criteria with final meaningful use Stage 1 objectives and measures. Our ability to achieve product certification by CCHIT and/or other regulatory bodies, and the length, if any, of additional related development and other efforts required to meet evolving standards could materially impact our ability to maximize the market opportunity. Currently, given the maturity of our products, management does not believe the incremental development effort, if any, required to meet final meaningful use standards will be significant. Management has made product development a strategic focus, with development funding of 10% of revenues this fiscal year. Management has also positioned the current product portfolio to achieve certification via current and anticipated pathways in time for our customers to take maximum advantage of the EHR incentive program.

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

Management believes that the 2008 Transactions and the effort made to integrate the legacy MHS and legacy Allscripts infrastructure has positioned the Company well in the market. This fiscal year the Company has developed an enablement center which is designed to make it more efficient for legacy MHS customers to migrate to our Professional or Enterprise solutions. This enablement solution is a key part of our integration strategy, which we believe will allow us to optimize and accelerate our ability to penetrate the legacy MHS customer base with our strategic solutions and make it more convenient and affordable for the customer base to migrate as well as to take advantage of the Stimulus, if applicable. While we believe we have a competitive advantage selling new products to the legacy MHS client base, these customers are cautious in making new expenditures and we continue to face competition for this business.

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

Cost of revenue for Allscripts’ clinical solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, third-party transaction processing costs, amortization of acquired proprietary technology, depreciation and amortization and other direct engagement costs. Cost of revenue for Allscripts’ health solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, depreciation and amortization and other direct engagement costs. Cost of revenue for the prepackaged medications segment consists primarily of the cost of the medications, cost of salaries, bonuses and benefits for repackaging personnel, shipping costs, repackaging facility costs and other costs. In addition, the cost of revenue for the clinical solutions and health solutions segments includes certain services performed by Misys under the Shared Services Agreement.

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

Amortization of intangibles consists of amortization of customer relationships, trade names and other intangibles acquired under purchase accounting related to the 2008 Transactions and prior business combinations.

Interest expense consists primarily of interest on our previously outstanding 3.50% Senior Convertible Debentures due 2024 (the “Debentures”), interest on capital leases and interest expense on the Second Amended and Restated Credit Agreement among the Company, Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc. (“ECIN”) and Misys Healthcare Systems, LLC, as borrowers, and the other parties from time to time joined as additional borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger, as amended by the First Amendment entered into on November 20, 2009 (the “Credit Facility”).

Interest income and other, net consists primarily of interest earned on cash and marketable securities, and realized gains on investments.

Recent Accounting Pronouncements

Refer to Note 1 – Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for a description of new accounting pronouncements.

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

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements accounted for under percentage of completion accounting and deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. For income statement presentation, consideration from agreements accounted for under percentage of completion accounting is allocated between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to software license fee.

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

Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements and the timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may affect management’s analysis of separation criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

The Company records reimbursements for out-of-pocket expenses incurred as professional services revenue in the statement of operations.

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

Income Taxes

We account for income taxes in accordance with authoritative accounting guidance which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with authoritative accounting guidance, we recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognizes a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.

Refer to Note 1—Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for further discussions of our accounting policies.

Overview of Consolidated Results for Fiscal Years 2010, 2009 and 2008

	Year Ended May 31,
	2010	2009	2008	% Change 2010 to 2009	% Change 2009 to 2008
Revenue:
System sales	$154,597	$98,469	$64,627	57.0%	52.4%
Professional services	75,439	51,827	30,943	45.6%	67.5%
Maintenance	248,501	196,165	141,531	26.7%	38.6%
Transaction processing and other	225,965	187,557	146,670	20.5%	27.9%

Total software and related services	704,502	534,018	383,771	31.9%	39.2%
Prepackaged medications	0	14,421	0	N/M	N/M

Total revenue	704,502	548,439	383,771	28.5%	42.9%
Cost of revenue:
System sales	85,070	52,039	37,086	63.5%	40.3%
Professional services	66,561	51,327	26,131	29.7%	96.4%
Maintenance	82,348	71,913	57,265	14.5%	25.6%
Transaction processing and other	81,679	69,479	56,388	17.6%	23.2%

Total software and related services	315,658	244,758	176,870	29.0%	38.4%
Prepackaged medications	0	11,530	0	N/M	N/M

Total cost of revenue	315,658	256,288	176,870	23.2%	44.9%

Gross profit	388,844	292,151	206,901	33.1%	41.2%
% of Revenue	55.2%	53.3%	53.9%
Selling, general and administrative expenses	224,995	199,902	117,566	12.6%	70.0%
Research and development	49,206	39,431	37,784	24.8%	4.4%
Amortization of intangible assets	10,060	6,884	11,320	46.1%	(39.2%)

Income from operations	104,583	45,934	40,231	127.7%	14.2%
Interest expense	(1,993)	(2,162)	(296)	(7.8%)	630.4%
Interest income and other, net	946	626	219	51.1%	185.8%

Income before income taxes	103,536	44,398	40,154	133.2%	10.6%
Provision for income taxes	(40,666)	(18,376)	(14,755)	121.3%	24.5%

Effective tax rate	39.3%	41.4%	36.7%
Net income	$62,870	$26,022	$25,399	141.6%	2.5%

N/M – not meaningful

Given the level of integration of the operations and reporting of legacy Allscripts and legacy MHS following the 2008 Transactions, management does not view or manage the business on a legacy business basis. Accordingly, it is not possible or meaningful in every case to quantify the impacts of the inclusion of legacy Allscripts on our financial results on a year-over-year basis within our overview of consolidated results and segment results. The fiscal year ended May 31, 2010 includes the full-year results of both legacy businesses. The fiscal year ended May 31, 2009 includes the full-year results of legacy MHS and the results of operations of legacy Allscripts subsequent to the closing of the 2008 Transactions, October 10, 2008.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenue

Revenue increased from the prior year primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an increase in customer orders. All revenue categories reflect increases from the prior year with the exception of prepackaged medications revenue related to the Medications Services segment that was sold during the fourth quarter of fiscal year 2009. System sales and maintenance revenue reflect the most significant increases in revenue. System sales increased as a result of an increase in customer orders compared to the prior year. The increase in maintenance revenue compared to the prior year reflects an overall increase in the customer base as a result of the 2008 Transactions along with continued growth in the customer base from new customer orders.

Gross Margin

Gross margin increased during the year ended May 31, 2010 compared to the prior year due to the inclusion of full-year results for legacy Allscripts and an increase in revenue related to increased customer orders. Excluding the impact of our prepackaged medications business which was sold during the year ended May 31, 2009, gross margin as a percentage of revenue increased compared to the prior year due to improved utilization of professional services resources as well as an improvement in maintenance margins due to better cost management and a slight reduction in headcount. Additionally, a more favorable system sales revenue mix was realized in fiscal year 2010 compared to prior year with more revenue being contributed from software licenses and less from lower margin hardware sales. This improvement was offset by increased amortization of software development costs.

Operating Income

Operating income increased from the prior year primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an improvement in gross margin. The increase in 2010 is partially offset by increased costs related to an increase in research and development headcount and the Eclipsys Merger and the Coniston Transactions. The increase in research and development costs is partially offset by an increase in capitalized software development costs. Transaction-related fees and expenses, including legal, investment banking and accounting fees, incurred in connection with announced transactions as well as severance, integration, and certain legal and related settlement amounts totaled approximately $14.4 million during the year ended May 31, 2010.

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenue

The increase for fiscal year 2009 is primarily due to the inclusion of revenue contributed by legacy Allscripts for the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009, respectively.

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

Operating Income

The increase in operating income for fiscal year 2009 is primarily due to the legacy Allscripts gross margin contribution which was not present in fiscal year 2008. In addition to the impact of the addition of legacy Allscripts in fiscal year 2009, contributing to the increase in operating income was the result of a decrease in the amortization of intangibles as a result of certain legacy MHS intangibles which became fully amortized in fiscal year 2008 and due to lower research and development costs resulting from an increase in software development eligible for capitalization related primarily to development on our MyWay product as well as a reduction in third-party spending on other legacy MHS software products. These cost savings were partially offset by higher selling, general and administrative costs related to the impairment of our investment in Aprima, higher severance costs, and an increase in third party costs related to the integration of the businesses after the closing of the 2008 Transactions.

Segment Operations

Overview of Segment Results for Fiscal Years 2010, 2009 and 2008

	Year Ended May 31,
	2010	2009	2008	% Change 2010 to 2009	% Change 2009 to 2008
Revenue
Clinical solutions	$593,061	$457,402	$347,891	29.7%	31.5%
Health solutions	111,441	76,616	35,880	45.5%	113.5%
Prepackaged medications	0	14,421	0	N/M	N/M

Total revenue	$704,502	$548,439	$383,771	28.5%	42.9%

Income from operations
Clinical solutions	$164,492	$118,552	$59,997	38.8%	97.6%
Health solutions	58,853	30,713	12,305	91.6%	149.6%
Prepackaged medications	0	1,121	0	N/M	N/M
Unallocated corporate expenses	(118,762)	(104,452)	(32,071)	13.7%	225.7%

Total income from operations	104,583	45,934	40,231	127.7%	14.2%
Interest expense	(1,993)	(2,162)	(296)	(7.8%)	630.4%
Interest income and other, net	946	626	219	51.1%	185.8%

Income from operations before income taxes	$103,536	$44,398	$40,154	133.2%	10.6%

Clinical Solutions

	Year Ended May 31,
	2010	2009	2008	% Change 2010 to 2009	% Change 2009 to 2008
Revenue:
System sales	$133,645	$81,867	$51,245	63.2%	59.8%
Professional services	62,834	43,430	25,724	44.7%	68.8%
Maintenance	213,756	169,290	125,549	26.3%	34.8%
Transaction processing and other	182,826	162,815	145,373	12.3%	12.0%

Total revenue	593,061	457,402	347,891	29.7%	31.5%

Total cost of revenue	284,695	222,437	168,092	28.0%	32.3%

Gross profit	308,366	234,965	179,799	31.2%	30.7%
% of Revenue	52.0%	51.4%	51.7%
Selling, general and administrative expenses	103,009	88,634	85,461	16.2%	3.7%
Research and development	40,865	27,779	34,341	47.1%	(19.1%)

Income from operations	$164,492	$118,552	$59,997	38.8%	97.6%

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenue

Clinical solutions revenue increased during the year ended May 31, 2010 primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an increase in customer orders that drove increases in all revenue categories. Additionally, maintenance revenues increased as a result of continued growth in the clinical solutions customer base and annual maintenance fee increases under existing contracts.

Gross Margin

Clinical solutions gross margin increased in fiscal 2010 as compared to the prior year primarily due to the inclusion of full-year results for legacy Allscripts and an increase in revenue related to increased customer orders. Gross margin as a percentage of revenue increased slightly during the year ended May 31, 2010 compared to the prior year primarily attributable to improved utilization of professional services resources as well as an improvement in maintenance margins due to better cost management. Additionally, a more favorable system sales revenue mix was realized in fiscal year 2010 with more revenue being contributed from software licenses and less from lower margin hardware sales. This improvement was offset by increased amortization of software development costs.

Selling, General and Administrative

The increase in selling, general and administrative costs during the year ended May 31, 2010 was primarily a result of the inclusion of full-year results for legacy Allscripts in the year ended May 31, 2010 as compared to the prior year. Additionally, increases in stock-based compensation and marketing contributed to the overall increase in selling, general and administrative expenses.

Research and Development

Clinical solutions research and development costs increased during the year ended May 31, 2010 primarily due to costs related to an increase in headcount and increased maintenance efforts related to clinical solutions software applications. These increases were partially offset by increased capitalization of software development costs compared to the prior year.

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenue

The revenue increase in fiscal year 2009 is primarily due to the clinical solutions revenue contributed by legacy Allscripts for the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009. Excluding the revenue contributed by legacy Allscripts, the legacy MHS revenue declined in fiscal year 2009 as compared to fiscal year 2008. This decline was concentrated in systems sales and professional services in the legacy MHS clinical solutions segment and was as a direct result of a shift of new sales orders away from the legacy MHS products to the legacy Allscripts products where similar products existed in both legacy businesses. This shift was expected by management and is part of the overall integration strategy for the clinical solutions segment. Partially offsetting this decline in systems sales and services revenue was an increase in legacy MHS clinical solutions maintenance revenue as a result of continued growth in the customer base and annual price increases on existing contracts as well as modest growth in transaction services revenue.

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

Gross Margin

The increase in gross margin is primarily due to the clinical solutions margin contributed by legacy Allscripts for the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009. The slight decrease in gross margin as a percentage of revenue for fiscal year 2009 is primarily due to an increase in amortization cost associated with acquired technology related to the 2008 Transactions.

Selling, General and Administrative

The increase during fiscal year 2009 was primarily a result of the inclusion of legacy Allscripts for the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009. The impact of the addition of costs related to legacy Allscripts was partially offset by the impact in fiscal year 2009 of cost reduction strategies implemented within legacy MHS in fiscal year 2008.

Research and Development

The decrease is primarily driven by an increase in the level of costs recorded as capitalized software on the balance sheet and amortized over their expected useful lives versus being expensed as incurred. This shift was driven by the closing of the 2008 Transactions on October 10, 2008, which resulted in an increase in projects undertaken that qualified for capitalization.

Health Solutions

	Year Ended May 31,
	2010	2009	2008	% Change 2010 to 2009	% Change 2009 to 2008
Revenue:
System sales	$20,952	$16,602	$13,382	26.2%	24.1%
Professional services	12,605	8,397	5,219	50.1%	60.9%
Maintenance	34,745	26,875	15,982	29.3%	68.2%
Transaction processing and other	43,139	24,742	1,297	74.4%	1807.6%

Total revenue	111,441	76,616	35,880	45.5%	113.5%

Total cost of revenue	30,963	22,321	8,778	38.7%	154.3%

Gross profit	80,478	54,295	27,102	48.2%	100.3%
% of Revenue	72.2%	70.9%	75.5%
Selling, general and administrative expenses	13,284	16,569	11,354	(19.8%)	45.9%
Research and development	8,341	7,013	3,443	18.9%	103.7%

Income from operations	$58,853	$30,713	$12,305	91.6%	149.6%

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenue

Health solutions revenue increased during the year ended May 31, 2010 primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an increase in customer orders.

Gross Margin

The health solutions gross margin increase during the year ended May 31, 2010 is primarily due to the inclusion of full-year results for legacy Allscripts. Gross margin as a percentage of revenue increased slightly during fiscal year 2010 compared to the prior year. The slight increase is primarily attributable to improved utilization of professional services resources. Additionally, a more favorable system sales revenue mix was realized during fiscal year 2010 with more revenue being contributed from software licenses and less from lower margin hardware sales. This improvement was partially offset by increased amortization of software development costs.

Selling, General and Administrative

The decline in health solutions selling, general and administrative expenses during the year ended May 31, 2010 was primarily a result of lower stock-based compensation and marketing expenses.

Research and Development

The increase in health solutions research and development expenses was primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an increase in headcount. Partially offsetting these increases was an increase in capitalized software development costs.

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenue

The revenue increase in fiscal year 2009 is primarily due to the health solutions revenue contributed by legacy Allscripts from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009.

Excluding the impact on revenue contributed by legacy Allscripts, the increase in revenue was related to legacy MHS health solutions which experienced an increase in system sales and professional services revenue due to an increase in orders as well as growth in maintenance revenue primarily as a result of continued growth in the customer base and annual price increases on existing contracts.

Gross Margin

The decrease in gross margin as a percentage of revenue for fiscal year 2009 is attributable to the margin mix associated with the legacy Allscripts products which have margins that tend to be lower than legacy MHS and due to an increase in amortization cost associated with acquired technology related to the 2008 Transactions.

Selling, General and Administrative

The increase in costs for fiscal year 2009 is primarily due to costs incurred by legacy Allscripts for the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009 and due an overall increase in selling, general and administrative costs, primarily related to the addition of headcount to accommodate growth in the health solutions segment.

Research and Development

The increase in fiscal year 2009 is primarily due to the additional research and development costs contributed by legacy Allscripts from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009.

Prepackaged Medications

	Year Ended May 31,
	2010	2009	2008
Total prepackaged medications revenue	$0	$14,421	$0

Total prepackaged medications cost of revenue	0	11,530	0

Gross profit	0	2,891	0
Selling general and administrative expenses	0	1,770	0

Income from operations	$0	$1,121	$0

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during fiscal year 2010. There was no activity in the prepackaged medications segment prior to the 2008 Transactions, as this was a legacy Allscripts segment. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment for the years ended May 31, 2010, 2009 and 2008 of $3,600, $0 and $0, respectively.

Unallocated Corporate Expenses

Fiscal Year 2010 Compared to Fiscal Year 2009

The increase in unallocated corporate expenses during 2010 is primarily attributable to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an increase in headcount and employee-related compensation expenses. Additionally, we have incurred increased costs related to the proposed Eclipsys Merger and Coniston Transactions. Offsetting these increases are lower costs incurred in 2010 related to the 2008 Transactions and an impairment charge of $14,076 related to the investment in Aprima recognized in the prior year which did not recur in 2010.

Fiscal Year 2009 Compared to Fiscal Year 2008

The increase in unallocated corporate expense for 2009 includes merger and integration related costs of approximately $39,900 which were incurred in connection with the 2008 Transactions. Excluding these one-time related costs in 2009, unallocated corporate expenses would have been approximately $53,029 for 2009. This increase in 2009 is primarily due to corporate costs incurred related to the 2008 Transactions, partially offset by cost benefits received in fiscal 2009 for cost reduction strategies that were implemented at the end of 2008.

Amortization of Intangibles

Fiscal Year 2010 Compared to Fiscal Year 2009

Amortization of intangibles increased during the year ended May 31, 2010 as a result of recognizing transaction-related expenses for a full year as compared to the prior year when amortization commenced in conjunction with the closing of the 2008 Transactions on October 10, 2008.

Fiscal Year 2009 Compared to Fiscal Year 2008

The decrease in fiscal year 2009 is primarily due to the Medic customer relationship intangible asset becoming fully amortized during fiscal year 2008. The decrease was partially offset by the intangible amortization recorded in conjunction with the 2008 Transactions for the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009.

Interest Expense

Fiscal Year 2010 Compared to Fiscal Year 2009

Interest expense decreased during the year ended May 31, 2010 as compared to the prior year due to the conversion of outstanding Debentures to common stock in the first quarter of 2010 and the repayment of the outstanding balance under the Credit Facility during 2010.

Fiscal Year 2009 Compared to Fiscal Year 2008

The increase during 2009 is primarily due to interest expense related to the Debentures and the Credit Facility from legacy Allscripts in conjunction with the 2008 Transactions.

Interest Income and Other, Net

Fiscal Year 2010 Compared to Fiscal Year 2009

The increase during 2010 is partially due to realized gains on investments and an increase in the cash and marketable securities balance, net of decreases due to lower interest rates earned on cash in 2010.

Fiscal Year 2009 Compared to Fiscal Year 2008

The increase during 2009 is primarily due to an increase in the cash and marketable securities balance related to the completion of the 2008 Transactions.

Income Tax Expense

Fiscal Year 2010 Compared to Fiscal Year 2009

The decrease in the effective tax rate during 2010 is primarily due to a reduction in state income tax expense and the utilization of federal research and development credits.

Fiscal Year 2009 Compared to Fiscal Year 2008

The increase in the effective rate during 2009 is due to state tax increases in certain states, primarily in Texas, and due to a decrease in the IRC Section 199 deduction as a result of the availability of NOL carry-forwards.

Contract Backlog

As of May 31, 2010 and 2009, the Company had a committed contract backlog of approximately $774,000 and $673,000, respectively. Of that amount, approximately $103,000 and $105,000, as of May 31, 2010 and 2009, respectively, was related to long term software as a service contract commitments that are not expected to be realized as revenue in the next twelve months. A portion of the contracts in the committed contract backlog are accounted for under the percentage of completion accounting method. The determination of the revenue related to these contracts which will be recognized in the next twelve months is projected based upon the expected implementation period for such contracts.

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended May 31, 2010. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature that are necessary for a fair presentation of the results for these periods. The operating results for any quarter should not be relied upon to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary.”

	Quarter Ended
	2010				2009
	May 31	Feb. 28	Nov. 30	Aug. 31	May 31	Feb. 28	Nov. 30	Aug. 31
	(Amounts in thousands, except per share amounts)
	(Unaudited)
Statements of Operations Data:
Revenue	$190,329	$179,919	$169,344	$164,910	$166,333	$160,703	$128,613	$92,790
Cost of revenue	87,779	78,245	73,794	75,840	74,220	77,422	61,851	42,795

Gross profit	102,550	101,674	95,550	89,070	92,113	83,281	66,762	49,995
Selling, general and administrative expenses(a)	61,742	54,672	55,622	52,959	55,181	47,709	64,113	32,899
Research and development	13,855	12,649	10,724	11,978	10,633	9,913	10,927	7,958
Amortization of intangible assets	2,488	2,488	2,521	2,563	2,569	2,872	1,256	187

Income (loss) from operations	24,465	31,865	26,683	21,570	23,730	22,787	(9,534)	8,951
Interest expense	(294)	(536)	(478)	(685)	(497)	(960)	(628)	(77)
Interest income and other, net	643	87	115	101	240	91	284	11

Income (loss) before income taxes	24,814	31,416	26,320	20,986	23,473	21,918	(9,878)	8,885
(Provision) benefit for income taxes	(9,125)	(12,946)	(10,541)	(8,054)	(10,107)	(8,668)	3,913	(3,514)

Net income (loss)	$15,689	$18,470	$15,779	$12,932	$13,366	$13,250	($5,965)	$5,371

Earnings per share:
Basic, as adjusted	$0.10	$0.12	$0.11	$0.09	$0.09	$0.09	($0.05)	$0.06

Diluted, as adjusted	$0.10	$0.12	$0.10	$0.09	$0.09	$0.09	($0.05)	$0.06

(a) Includes stock-based compensation expense	$2,838	$4,261	$4,424	$3,326	$2,618	$2,103	$263	$786

Liquidity and Capital Resources

As of May 31, 2010 and 2009, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $145,335 and $73,426, respectively. The increase in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Year Ended May 31,
In thousands	2010	2009	2008	$ Change 2010 to 2009	$ Change 2009 to 2008
Net income	$62,870	$26,022	$25,399	$36,848	$623
Non-cash adjustments to net income	84,007	45,257	22,767	38,750	22,490
Cash used in changes in operating assets and liabilities	(6,959)	(35,202)	(40,343)	28,243	5,141

Net cash provided by operating activities	$139,918	$36,077	$7,823	$103,841	$28,254

Fiscal Year 2010 Compared to Fiscal Year 2009

Cash flow from operations increased in 2010 due to an increase in cash received from customers attributable to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year in addition to fewer payments in 2010 for costs related to the 2008 Transactions. The increase in 2010 was partially offset by an increase in payments for costs related to the proposed Eclipsys Merger and the Coniston Transactions.

Fiscal Year 2009 Compared to Fiscal Year 2008

The increase in 2009 reflects a growth in net income, and adjustments for non-cash items, primarily due to the contribution by legacy Allscripts from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009. The net changes in operating assets and liabilities improvement was primarily due to a year-over-year increase in cash provided from deferred revenue of $20,280 which reflects an improvement in customer software implementations and related revenue recognition, partially off-set by a year-over-year decrease in cash provided from accounts receivable of $19,014 which primarily relates to increased revenue in fiscal 2009 resulting from the revenue contribution of legacy Allscripts during the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009 and an increase in annual maintenance and software milestone billings.

Investing Cash Flow Activities

	Year Ended May 31,
In thousands	2010	2009	2008	$ Change 2010 to 2009	$ Change 2009 to 2008
Capital expenditures	($13,919)	($4,970)	($1,167)	($8,949)	($3,803)
Capitalized software	(21,097)	(14,001)	0	(7,096)	(14,001)
Sales and maturities of marketable securities and other investments, net	3,009	6,181	0	(3,172)	6,181
Payment for acquisition of Allscripts, net of cash acquired	0	(263,766)	0	263,766	(263,766)
Net proceeds received from sale of building	0	6,450	0	(6,450)	6,450
Net proceeds from the sale of the prepackaged medications business	0	8,000	0	(8,000)	8,000
Purchase of preferred shares in iMedica	0	0	(8,000)	0	8,000

Net cash used in investing activities	($32,007)	($262,106)	($9,167)	$230,099	($252,939)

Fiscal Year 2010 Compared to Fiscal Year 2009

Cash used for investing activities decreased compared to the prior year primarily due to the payment in 2009 for the acquisition of legacy Allscripts which did not recur in 2010. This decrease was partially offset by increases in capital expenditures and software development expenditures in 2010. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our products. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during fiscal year 2010 that was driven by new product initiatives.

Fiscal Year 2009 Compared to Fiscal Year 2008

The increase in cash used during fiscal 2009 is primarily due to a net payment of $263,766 relating to the deemed acquisition for accounting purposes of Allscripts, increase of $3,803 in capital expenditures, and an investment of $14,001 in the development of software. These cash outflows were partially offset from the sale of Allscripts’ Cary, North Carolina Facility in which we received $6,450 in net proceeds, net proceeds of $6,181 from the sale and maturity of marketable securities, and $8,000 in proceeds received from the sale of our prepackaged medications business.

Financing Cash Flow Activities

	Year Ended May 31,
In thousands	2010	2009	2008	$ Change 2010 to 2009	$ Change 2009 to 2008
Proceeds from stock options and employee stock purchase plan	$3,594	$5,620	$0	($2,026)	$5,620
Excess tax benefits from stock-based compensation	6,251	5,463	0	788	5,463
Net payments on debt instruments	(45,505)	(21,475)	(1,574)	(24,030)	(19,901)
Change in parent’s net investment	0	358,802	1,873	(358,802)	356,929
Repurchase of common stock	0	(51,547)	0	51,547	(51,547)

Net cash (used in) provided by financing activities	($35,660)	$296,863	$299	($332,523)	$296,564

Fiscal Year 2010 Compared to Fiscal Year 2009

Cash used for financing activities increased compared to the prior year primarily due to the receipt of cash from Misys in 2009 in connection with the 2008 Transactions that did not recur in 2010. Contributing to the increase were payments made to fully liquidate outstanding balances under the Credit Facility during 2010. Partially offsetting these increases are payments in 2009 for the repurchase of senior convertible notes and common stock that did not recur in 2010.

Fiscal Year 2009 Compared to Fiscal Year 2008

This increase in cash is attributable to a change of $356,929 in the parent’s net investment account, which includes the $330,000 received from Misys in connection with the 2008 Transactions, cash proceeds from exercise of stock options and the employee stock purchase plan of $5,620, increase in net cash payments made in fiscal 2009 for debt related obligations of approximately $11,737, $8,164 of our Debentures being repurchased for cash during fiscal year 2009, $51,547 of common stock purchased under our stock repurchase program, as described in more detail below, and $5,463 in excess tax benefits from stock-based compensation.

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

During the year ended May 31, 2009, the Company repurchased and cancelled 2,349 shares of common stock from the open market, and 3,075 shares of common stock were repurchased from Misys to ensure Misys’ ownership in Allscripts remains consistent. In total through May 31, 2009, the Company has repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. There were no shares repurchased during fiscal year 2010.The remaining authorized amount for stock repurchase under the program is approximately $98,453, which program will terminate on February 10, 2011. Pursuant to the Framework Agreement, the Misys Repurchase Agreement will be terminated following closing of the Coniston Transactions. There is no guarantee as to the exact number of shares or value thereof that will be repurchased under the stock repurchase program, and the Company may discontinue purchases at any time.

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

Under the Credit Facility, as of the end of each fiscal quarter, the Company is required to maintain a ratio of indebtedness to EBITDA (as defined below) for the four fiscal quarters most recently ended of (i) not greater than 2.75 to 1.00 as of any date on or before November 30, 2010 and (ii) not greater than 2.50 to 1.00 as of any date after November 30, 2010. As of May 31, 2010, the Company was in compliance with this requirement. EBITDA is defined in our Credit Facility as consolidated net income from continuing operations, plus depreciation, amortization, non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the acquisition of MHS.

The Company is also required to maintain, under the Credit Facility and as of the end of each fiscal quarter, a ratio of EBIT (as defined below) for the four fiscal quarters ending on such date to the consolidated interest expense of the Company for such four fiscal quarters of not less than 4.00 to 1.00. As of May 31, 2010, the Company was in compliance with this requirement. EBIT is defined in our Credit Facility as consolidated net income from continuing operations, plus non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the acquisition of MHS.

We have agreed, subject to the terms and conditions of the Framework Agreement, to repurchase from Misys or from one or more of its indirect subsidiaries 24.4 million shares of Allscripts common stock at an aggregate purchase price of $577.4 million and, if Misys so elects upon the completion of the Eclipsys Merger, approximately 5.3 million additional shares of Allscripts common stock at an aggregate purchase price of $101.6 million. The financing to complete the Share Repurchase and the Contingent Share Repurchase shall consist of a combination of cash on hand as well as the proceeds from the $570 million senior secured term loan facility and the $150 million senior secured revolving facility contemplated by the Commitment Letters, each of which is expected to close upon the closing of the Coniston Transactions. Upon the closing of the Coniston Transactions, the Credit Facility will be terminated and Allscripts shall enter into the facilities described in the Commitment Letter.

We believe that our cash, cash equivalents and marketable securities of $145,335 as of May 31, 2010, our future cash flows from operations, and our borrowing capacity under our Credit Facility and, upon the closing of the Coniston Transactions, our borrowing capacity under the facilities described in the Commitment Letter, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, including any additional common stock repurchases under our open market program or the Repurchase Agreement, funding interest payments on our debt instruments, contractual obligations, including the Shared Services Agreement with Misys, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

As of May 31, 2010, we had $148,769 available, net of outstanding letters of credit totaling $1,231, and $0 outstanding borrowings under our $150,000 Credit Facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Facility or, upon the closing of the Coniston Transactions, the facilities described in the Commitment Letter, if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock. There were no outstanding Debentures as of May 31, 2010.

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

On June 9, 2010, Allscripts and Eclipsys announced a definitive agreement to merge in an all-stock transaction valued at approximately $1.3 billion. Completion of the merger is subject to certain conditions. We cannot predict the actual timing of the completion of the Eclipsys Merger or whether the Eclipsys Merger will actually be completed. Refer to Note 16 – Subsequent Events in the Notes to our Consolidated Financial Statements for a discussion of the proposed merger and the related impacts on future capital requirements.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations as of May 31, 2010 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016+
Contractual obligations:
Misys plc Shared Services Agreement(1)	$18,193	$17,748	$445	0	0	0	0
Development contract(2)	3,315	2,211	1,104	0	0	0	0
Non-cancelable operating leases	47,298	7,876	7,122	6,789	6,731	6,700	12,080
Capital leases	2,609	1,276	666	258	258	151	0
Other contractual obligations(3)	1,331	1,331	0	0	0	0	0

Total contractual obligations	$72,746	$30,442	$9,337	$7,047	$6,989	$6,851	$12,080

The Company believes it has income tax exposure totaling $2,808 as of May 31, 2010 primarily related to pre-acquisition NOL’s for the Allscripts group. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict with reasonable reliability the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have excluded net deferred tax liabilities of $71,264 from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

On June 9, 2010, we agreed, subject to the terms and conditions of the Framework Agreement, to repurchase from Misys or from one or more of its indirect subsidiaries 24.4 million shares of Allscripts common stock at an aggregate purchase price of $577.4 million and, if Misys so elects upon the completion of the Eclipsys Merger, approximately 5.3 million additional shares of Allscripts common stock at an aggregate purchase price of $101.6 million. The financing to complete the Share Repurchase and the Contingent Share Repurchase shall consist of a combination of cash on hand as well as the proceeds from the $570 million senior secured term loan facility and the $150 million senior secured revolving facility contemplated by the Commitment Letters, each of which is expected to close upon the closing of the Coniston Transactions.

(1)	Refer to Note 13—Related Party Transactions in the Notes to our Consolidated Financial Statements for a discussion of the Shared Services Agreement with Misys plc.
(2)

On December 1, 2006, we entered into a $14,000 software content development agreement with a partner to assist in the development of Enterprise clinical content. The partner will be developing customer content for use within Allscripts solutions by medical professionals. Upon acceptance of contracted deliverables, Allscripts will provide payment for the development efforts over the next four years, with the final deliverable to be completed by September 30, 2011.

(3)	In connection with the Chicago corporate facilities lease agreement, Allscripts has provided to the lessor an unconditional irrevocable letter of credit in favor of the lessor in the amount of $500 as security for the full and prompt performance by Allscripts under the lease agreement. The letter of credit may be drawn upon by the lessor and retained, used or applied by lessor for the purpose of curing any monetary default or defaults of Allscripts under the lease. The letter of credit provides for an expiration date of one year from the commencement date of the lease, and will automatically extend for additional successive one-year periods through the term of the lease. We have other letters of credit as security for full and prompt performance under various contractual arrangements. As of May 31, 2010, no amounts had been drawn on the letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

As of May 31, 2010, we did not own any derivative financial instruments, but we were exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our bank Credit Facility. Based upon our balance of $0 of debt against our Credit Facility as of May 31, 2010, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $0.

As of May 31, 2010, we had cash, cash equivalents and marketable securities in financial instruments of $145,335. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of May 31, 2010, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,453.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allscripts-Misys Healthcare Solutions, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Allscripts-Misys Healthcare Solutions, Inc. and its subsidiaries at May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits, which were integrated audits in 2010 and 2009. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the earnings per share impact of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and the manner in which it accounts for business combinations in fiscal year 2010. As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal year 2008.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

July 26, 2010

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$143,410	$71,159
Accounts receivable, net of allowance of $8,531 and $6,870 at May 31, 2010 and 2009, respectively	181,920	155,122
Deferred taxes, net	29,042	1,052
Inventories	3,184	2,583
Prepaid expenses and other current assets	50,598	31,061

Total current assets	408,154	260,977
Long-term marketable securities	1,925	2,267
Fixed assets, net	24,637	17,343
Software development costs, net	29,900	13,515
Intangible assets, net	206,642	227,766
Goodwill	413,390	418,431
Other assets	10,042	12,357

Total assets	$1,094,690	$952,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,295	$19,239
Accrued expenses	56,495	41,498
Accrued compensation and benefits	18,206	16,567
Deferred revenue	103,984	86,032
Other current liabilities	1,113	792

Total current liabilities	212,093	164,128
Long-term debt	0	63,699
Deferred taxes, net	71,264	20,368
Other liabilities	4,508	4,091

Total liabilities	287,865	252,286
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at May 31, 2010 and 2009	0	0
Common stock:
$0.01 par value, 199,000 shares authorized; 146,367 shares issued and outstanding at May 31, 2010; 142,397 shares issued and outstanding at May 31, 2009	1,464	1,423
Additional paid-in capital	889,738	846,257
Accumulated deficit	(84,421)	(147,291)
Accumulated other comprehensive loss	44	(19)

Total stockholders’ equity	806,825	700,370

Total liabilities and stockholders’ equity	$1,094,690	$952,656

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended May 31,
	2010	2009	2008
Revenue:
System sales	$154,597	$98,469	$64,627
Professional services	75,439	51,827	30,943
Maintenance	248,501	196,165	141,531
Transaction processing and other	225,965	187,557	146,670

Total software and related services	704,502	534,018	383,771
Prepackaged medications	0	14,421	0

Total revenue	704,502	548,439	383,771
Cost of revenue:
System sales	85,070	52,039	37,086
Professional services	66,561	51,327	26,131
Maintenance	82,348	71,913	57,265
Transaction processing and other	81,679	69,479	56,388

Total software and related services	315,658	244,758	176,870
Prepackaged medications	0	11,530	0

Total cost of revenue	315,658	256,288	176,870

Gross profit	388,844	292,151	206,901
Selling, general and administrative expenses	224,995	199,902	117,566
Research and development	49,206	39,431	37,784
Amortization of intangible assets	10,060	6,884	11,320

Income from operations	104,583	45,934	40,231
Interest expense	(1,993)	(2,162)	(296)
Interest income and other, net	946	626	219

Income before income taxes	103,536	44,398	40,154
Provision for income taxes	(40,666)	(18,376)	(14,755)

Net income	$62,870	$26,022	$25,399

Earnings per share—basic and diluted, as adjusted (see Note 1)	$0.42	$0.21	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income/(Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at May 31, 2007	82,886	$829	$279,052	($198,712)	$0	$0	$81,169
Stock-based compensation expense	0	0	2,208	0	0	0	2,208
Change in net investment from parent, Misys plc	0	0	1,873	0	0	0	1,873
Net income	0	0	0	25,399	25,399	0	25,399

Balance at May 31, 2008	82,886	829	283,133	(173,313)	$25,399	0	110,649

Stock-based compensation expense	0	0	5,770	0	0	0	5,770
Change in net investment from parent, Misys plc	0	0	35,350	0	0	0	35,350
Issuance of shares of common stock for purchase of Allscripts (see Note 2)	62,998	630	562,432	0	0	0	563,062
Issuance of shares of common stock under restricted stock award and option agreements	1,850	16	4,721	0	0	0	4,737
Issuance of shares of common stock under the employee stock purchase plan	87	1	882	0	0	0	883
Repurchase of shares of common stock	(5,424)	(53)	(51,494)	0	0	0	(51,547)
Excess tax benefit realized upon exercise of stock-based compensation	0	0	5,463	0	0	0	5,463
Net income	0	0	0	26,022	26,022	0	26,022
Unrealized loss on marketable securities, net of tax	0	0	0	0	(19)	(19)	(19)

Balance at May 31, 2009	142,397	1,423	846,257	(147,291)	$26,003	(19)	700,370

Stock-based compensation expense	0	0	13,918	0	0	0	13,918
Issuance of shares of common stock under restricted stock award and option agreements	1,405	16	1,853	0	0	0	1,869
Issuance of shares of common stock under the employee stock purchase plan	114	0	1,725	0	0	0	1,725
Excess tax benefit realized upon exercise of stock-based compensation	0	0	6,251	0	0	0	6,251
Conversion of debentures (see Note 6)	2,451	25	19,734	0	0	0	19,759
Net income	0	0	0	62,870	62,870	0	62,870
Unrealized gain on marketable securities, net of tax	0	0	0	0	63	63	63

Balance at May 31, 2010	146,367	$1,464	$889,738	($84,421)	$62,933	$44	$806,825

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	May 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$62,870	$26,022	$25,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,522	22,787	16,192
Stock-based compensation expense	14,849	5,770	2,208
Excess tax benefits from stock-based compensation	(6,251)	(5,463)	0
Provision for doubtful accounts	7,785	5,893	2,415
Deferred taxes	31,562	(1,194)	1,952
Other gains	(460)	0	0
Asset impairment losses (see Note 5)	0	15,876	0
Loss on sale of prepackaged medications business (see Note 2)	0	1,588	0
Changes in operating assets and liabilities:
Accounts receivable	(34,583)	(30,303)	(11,289)
Inventories	(601)	231	0
Prepaid expenses and other assets	(18,094)	(6,858)	(3,749)
Other long-term assets	0	0	(4,594)
Accounts payable	13,056	(2,924)	(3,836)
Accrued expenses	14,775	(2,036)	(2,781)
Accrued compensation and benefits	709	(7,740)	(8,391)
Deferred revenue	18,092	14,577	(5,703)
Other liabilities	(313)	(149)	0

Net cash provided by operating activities	139,918	36,077	7,823

Cash flows from investing activities:
Capital expenditures	(13,919)	(4,970)	(1,167)
Capitalized software	(21,097)	(14,001)	0
Purchases of marketable securities	(4,008)	(2,522)	0
Sales and maturities of marketable securities and other investments	7,017	8,703	0
Payment for acquisition of Allscripts	0	(329,494)	0
Net cash acquired in merger with Allscripts	0	65,728	0
Net proceeds received from sale of building	0	6,450	0
Net proceeds from the sale of the prepackaged medications business	0	8,000	0
Purchase of preferred shares in iMedica	0	0	(8,000)

Net cash used in investing activities	(32,007)	(262,106)	(9,167)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,869	4,737	0
Proceeds from employee stock purchase plan, net	1,725	883	0
Excess tax benefits from stock-based compensation	6,251	5,463	0
Payments of capital lease obligations	(1,510)	(1,340)	(1,571)
Credit facility payments	(43,995)	(6,005)	0
Payments on promissory note	0	(2,734)	0
Line of credit payments	0	(41,915)	(113,824)
Line of credit borrowings	0	38,683	113,821
Change in parent’s net investment, including $330,000 received from Misys PLC	0	358,802	1,873
Repurchase of senior convertible notes	0	(8,164)	0
Repurchase of common stock	0	(51,547)	0

Net cash (used in) provided by financing activities	(35,660)	296,863	299

Net increase (decrease) in cash and cash equivalents	72,251	70,834	(1,045)
Cash and cash equivalents, beginning of year	71,159	325	1,370

Cash and cash equivalents, end of year	$143,410	$71,159	$325

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

On October 10, 2008, in accordance with the transactions (the “2008 Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc, (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse acquisition for accounting purposes was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts” or the “Company”). In connection with the closing of the 2008 Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the 2008 Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The 2008 Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

Results of operations include MHS for all periods presented and legacy Allscripts for periods subsequent to the completion of the 2008 Transactions on October 10, 2008. Since the 2008 Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. General corporate expenses incurred prior to October 10, 2008 and reported in the prior period financial statements contain allocations of operating costs between MHS and its former parent, Misys plc. These costs include executive salaries, accounting and legal fees, departmental costs for accounting, finance, legal, information technology, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues and number of employees. Management believes these allocations are made on a reasonable basis; however, the financial statements included herein may not necessarily reflect Allscripts’ results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had MHS operated as a stand-alone entity prior to October 10, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Stock-Based Compensation

Under the fair value recognition provisions of authoritative guidance related to stock-based payment arrangements, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. There was only prepackaged medications revenue during fiscal year 2009, as the related business was acquired as part of the 2008 Transactions in the second quarter of fiscal year 2009 and later disposed in the fourth quarter of fiscal year 2009 (see Note 2).

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

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements accounted for under percentage of completion accounting and deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. For income statement presentation, consideration from agreements accounted for under percentage of completion accounting is allocated between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to software license fee.

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

Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements and the timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may affect management’s analysis of separation criteria, which may cause Allscripts to adjust upward or downward the amount of revenue recognized under the arrangement.

The Company records reimbursements for out-of-pocket expenses incurred as professional services revenue in the statement of operations. These amounts totaled approximately $4,777, $4,074, and $3,259 for the three years ended May 31, 2010, 2009, and 2008, respectively.

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

As of May 31, 2010 and 2009, there was $31,505 and $35,964, respectively, of revenue earned on contracts in excess of billings, which are included in the balance of accounts receivable. Billings on contracts where revenue has been earned in excess of billings are expected to occur according to the contract terms. Deferred revenue consisted of the following:

	May 31,
	2010	2009
Prepayments and billings in excess of revenue earned on contracts in progress for software and services	$49,063	$40,255
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance	54,921	45,777

Total deferred revenue	$103,984	$86,032

Fair Value

At May 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values due to the short-term nature of these financial instruments.

The Company’s long-term revolving Credit Facility has an interest rate that approximates current market rates; therefore, the carrying value of such debt approximates fair value.

Long-term marketable securities are recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs.

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

The following table summarizes the Company’s financial assets measured on a recurring basis as of the respective balance sheet dates:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Long-term marketable securities, fair value as of:
May 31, 2010	—	$1,925	—	$1,925

May 31, 2009	—	$2,267	—	$2,267

As of May 31, 2010 and 2009, marketable securities were classified as available-for-sale and carried at their fair value, with the unrealized gains and losses reported net of tax in a separate component of stockholders’ equity. Marketable securities consist of mortgage and asset-backed bonds.

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income. There were no other-than-temporary declines for the years ended May 31, 2010, 2009 and 2008.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition of Allscripts’ customer base, industry in which we operate and general economic conditions. Allscripts reviews the collectability of individual accounts and assesses the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required. Allscripts does not have any off-balance-sheet credit exposure related to its customers.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized in accordance with accounting guidance, but accounting guidance requires the Company to perform an impairment test at least annually. This is a two step test. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company performs its annual impairment test of goodwill and indefinite lived intangible assets as of May 31, and completed step one of its annual goodwill impairment test as of May 31, 2010 for its reporting units. For each reporting unit, the fair value of the reporting unit is estimated using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each reporting unit fair value substantially exceeded its carrying value as of May 31, 2010 and no indicators of impairment were identified as a result of its annual impairment test; therefore, step two was not required. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If we determine that the value of the indefinite lived intangible assets and goodwill may not be recoverable from future cash flows, a write-down of the value of the asset may be required.

Accounting guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. We estimate the useful lives of our intangible assets and amortize the value over the remaining estimated economic lives of those assets, including the period being reported on. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with authoritative guidance, Allscripts reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Software Development Costs

Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with accounting guidance. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. We estimate the useful life of our capitalized software and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. During fiscal years 2010 and 2009, software development costs in the amount of $21,097 and $14,001, respectively, were capitalized. There were no software development costs capitalized in fiscal year 2008. The unamortized balance of capitalized software as of May 31, 2010 and 2009 is $29,900 and $13,515, respectively. Upon the availability for general release, Allscripts commences amortization of the software on a product by product basis. Amortization is recorded based on the straight-line method over the remaining estimated economic life of the product, including the period being reported on, which is estimated to be three to five years. Amortization of capitalized software development costs amounted to $4,712 and $486 during fiscal years 2010 and 2009, respectively. There was no amortization of capitalized software recorded during fiscal year 2008.

At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy Allscripts’ responsibility set forth at the time of sale. The carrying value of capitalized software is dependent upon the ability to recover its value through future revenue from the sale of the software. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required. There were no write-offs of capitalized software for the fiscal years ended May 31, 2010, 2009 and 2008.

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

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.

Basic and Diluted Earnings Per Share

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

The calculations of earnings per share under the two-class method are as follows:

	Year Ended May 31,
	2010	2009	2008
Basic Earnings per Common Share:
Net income	$62,870	$26,022	$25,399
Less: Income allocated to participating securities	(1,308)	(439)	0

Net income available to common shareholders	$61,562	$25,583	$25,399

Weighted average common shares outstanding	145,146	122,591	82,886

	$0.42	$0.21	$0.31

Earnings per Common Share Assuming Dilution:
Net income	$62,870	$26,022	$25,399
Less: Income allocated to participating securities	(1,281)	(432)	0
Add: Interest expense on Debentures, net of tax	69	457	0

Net income available to common shareholders	$61,658	$26,047	$25,399

Weighted average common shares outstanding	145,146	122,591	82,886
Dilutive effect of stock options and restricted stock units awards	2,782	1,970	0
Dilutive effect of Debentures	456	2,451	0

Weighted average common shares outstanding assuming dilution	148,384	127,012	82,886

	$0.42	$0.21	$0.31

For the year ended May 31, 2008, the basic and diluted share count includes only the shares issued to Misys in connection with the 2008 Transactions. The as-if converted shares and interest expense related to our Debentures were included for the years ended May 31, 2010 and 2009. The Debentures were not present in 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Risks and Uncertainties

Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with two major commercial banks and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements, if appropriate. Bad debt expense totaled $7,785, $5,893 and $2,415 in fiscal years 2010, 2009, and 2008, respectively.

The majority of revenue is derived from customers located in the United States. All long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in fiscal year 2010, 2009 and 2008.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board “FASB” issued accounting guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. This accounting guidance is effective for us in fiscal 2012 and should be applied prospectively. Early adoption is permitted. If we were to adopt this guidance prior to the first quarter of fiscal 2012, we must apply it retrospectively to the beginning of the fiscal year of adoption and to all interim periods presented. We are currently evaluating the impact of the pending adoption of accounting guidance on our consolidated financial statements.

In February 2010, the FASB revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. It will be effective for the Company on June 1, 2010 for interim and annual reporting, except for the gross presentation of the Level 3 roll forward information, which will be required for interim and annual periods beginning June 1, 2011. This guidance is not expected to have material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements. This updated guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements.

In October 2009, the FASB issued updated guidance related to certain arrangements that contain software elements, which amends revenue recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This updated guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this update unless it also elects early application of the update related to multiple element arrangements. This guidance is not expected to have material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued revised authoritative guidance that changes existing guidance for determining whether an impairment of debt securities is other than temporary. The new guidance requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income or loss if the holder of the security concludes that it does not intend to sell and, more likely than not, it will not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the new guidance, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive loss. The new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this new guidance on June 1, 2009, and it did not have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued new authoritative guidance related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The guidance also provides additional information related to circumstances that may indicate that a transaction is not orderly. This new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on June 1, 2009, and it did not have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB amended the authoritative guidance related to the disclosures about fair value of financial instruments which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. The Company adopted this guidance on June 1, 2009, and it did not have a material impact on the Consolidated Financial Statements.

In June 2008, the FASB issued revised authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this guidance by the Company on June 1, 2009 did not materially affect earnings per share and was applied retrospectively to all periods presented.

In May 2008, the FASB issued authoritative guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for fiscal years beginning after December 15, 2008, does not grandfather existing instruments, will not permit early application and will require retrospective application to all periods presented. The adoption of this guidance by the Company as of June 1, 2009 did not have an impact on the Consolidated Financial Statements.

In April 2008, the FASB revised the authoritative guidance related to the determination of the useful life of intangible assets by amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and other United States generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance by the Company as of June 1, 2009 did not have an impact on the Consolidated Financial Statements.

In December 2007, the FASB revised the authoritative guidance for business combinations. The purchase method of accounting will continue to be required for all business combinations, but the revised guidance significantly changes the accounting for other aspects of business combinations. Under the guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised guidance will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. It also includes a substantial number of new disclosure requirements. This new guidance was adopted by the Company on June 1, 2009 and is to be applied prospectively to business combinations for which the acquisition date is on or after June 1, 2009. The Company’s business combination transactions are now being accounted for under this new guidance, including the Eclipsys Merger (see Note 16).

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements, an amendment of existing guidance on consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the Parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance by the Company as of June 1, 2009 did not have an impact on the Consolidated Financial Statements.

2. Business Combinations and Divestitures

Allscripts Healthcare Solutions, Inc. and Misys Healthcare Systems

On March 17, 2008, legacy Allscripts entered into the Merger Agreement with Misys, MHS and Patriot. On October 10, 2008, legacy Allscripts and MHS completed the 2008 Transactions. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts in a reverse merger, Misys purchased $330,000 of legacy Allscripts common stock and Misys obtained a controlling interest in legacy Allscripts. In connection with the closing of the 2008 Transactions, legacy Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the 2008 Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The combined company has a client base of approximately 160,000 U.S. physicians and 800 hospitals and is positioned to help physicians provide better patient care, manage their business more effectively and connect with their patients and other key healthcare stakeholders.

The Allscripts and MHS merger has been accounted for as a business combination. As MHS is the accounting acquiror, the historical financial statements are those of MHS. The assets acquired and liabilities assumed of Allscripts have been recorded at the date of acquisition at their respective fair values.

The results of operations of legacy Allscripts are included in the accompanying consolidated statements of operations for periods subsequent to the date of the completion of the 2008 Transactions, October 10, 2008. The total purchase price for the acquisition was $569,198 and is comprised of the following:

Fair value of Allscripts Healthcare Solutions, Inc. (62,998 Allscripts common shares at $8.77, the closing stock price of Allscripts on October 10, 2008)	$552,494
Share-based compensation value	10,567
Acquisition-related transaction costs	6,137

Total purchase price	$569,198

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs include investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the 2008 Transactions.

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

We have allocated $330,984 to goodwill and $236,600 to intangible assets. Allocated goodwill consists of $258,880 and $72,104 attributed to the clinical solutions and health solutions segments, respectively. Allocated intangible assets consists of $180,600, $53,000 and $3,000 attributed to the clinical solutions, health solutions and prepackaged medications segments as of the date of the October 10, 2008 acquisition, respectively. Of the $236,600 of acquired intangible assets, $52,000 was assigned to registered trade names, which have an indefinite life and are not subject to amortization. The remaining $184,600 of intangible assets acquired consist of the following: $49,000 was assigned to service and maintenance contracts with a useful life of 20 years, $44,000 was assigned to developed technology rights with a useful life of 7 years, $3,000 was assigned to developed technology rights with a useful life of 4 years, $38,000 was assigned to core technology with a useful life of 12 years, $21,000 was assigned to customer relationships with a useful life of 20 years, $15,000 was assigned to Software as a Service (SaaS) contracts with a useful life of 13 years, $7,000 was assigned to service and maintenance contract backlog with a useful life of 2 years, $5,000 was assigned to provider relationships with a useful life of 15 years, $2,000 was assigned to service backlog with a useful life of 3 years, $300 was assigned to Allscripts’ non-compete agreement with a useful life of 1 year, and $300 was assigned to favorable leasehold interests with a useful life of 6 years. The intangible assets are being amortized on a straight-line basis over their average useful lives.

The following unaudited pro forma information assumes the Allscripts and MHS merger occurred at the beginning of each of the periods being presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the 2008 Transactions occurred at the beginning of each of the periods being presented, nor of future results of operations. The unaudited pro forma results for the fiscal years ended May 31, 2009 and 2008 are as follows:

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

The sale of the prepackaged medication business resulted in a loss of approximately $1,588, which has been recorded in selling, general and administrative expenses for the year ended May 31, 2009. The loss on the sale for the year ended May 31, 2009 was calculated as follows:

Consideration received for the sale of prepackaged medications business	$8,000
Less net assets sold:
Accounts receivable, net	5,871
Inventories, net	2,163
Fixed assets, net	816
Intangible assets, net	2,751
Other, net	194
Accounts payable and accrued expenses	(2,207)

Net assets sold	9,588

Loss on sale of prepackaged medications business	($1,588)

3. Fixed Assets

Fixed assets as of May 31 consist of the following:

	Estimated Useful Life	2010	2009
Computer equipment and software	3 to 4 years	$34,817	$28,910
Furniture and fixtures	7 years	9,282	8,558
Leasehold improvements	7 years	6,040	5,856
Assets under capital lease	2 to 3 years	7,621	5,331

		57,760	48,655
Less accumulated depreciation and amortization		(33,123)	(31,312)

Fixed assets, net		$24,637	$17,343

Depreciation and amortization expense was $9,161, $6,892, and $3,259 in fiscal years 2010, 2009, and 2008, respectively.

4. Goodwill, Intangible Assets and Impairments

Goodwill and intangible assets as of May 31 consist of the following:

	2010			2009
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$197,660	$129,959	$67,701	$197,660	$118,895	$78,765
Customer contracts and relationships	321,355	234,465	86,890	321,355	224,537	96,818
Strategic agreements	19,656	19,605	51	19,656	19,473	183

Total	$538,671	$384,029	$154,642	$538,671	$362,905	$175,766

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			413,390			418,431

Total			$465,390			$470,431

The purchase price allocations for all acquisitions are preliminary for up to 12 months after the acquisition date and are subject to revision as more detailed analyses are completed and additional information about fair value of the assets and liabilities become available. Any change in the fair value of the net assets of the acquired company within this timeframe will change the amount of the purchase price allocable to goodwill. Changes in the carrying amount of goodwill by segment were as follows:

	Clinical Solutions Segment	Health Solutions Segment	Prepackaged Medications Segment	Accumulated Impairment Losses	Total
Balance as of May 31, 2008	$82,406	$0	$0	$0	$82,406
Acquisition	262,711	73,314	7,332	0	343,357
Goodwill written off related to sale of business unit	0	0	(7,332)	0	(7,332)

Balance as of May 31, 2009	345,117	73,314	0	0	418,431
Purchase accounting adjustments	(3,831)	(1,210)	0	0	(5,041)

Balance as of May 31, 2010	$341,286	$72,104	$0	$0	$413,390

The proprietary technology, customer contracts and relationships, trade names and strategic agreement intangible assets are being amortized over their average useful lives. Allscripts recorded amortization expense related to the intangible assets amounting to $21,124, $14,720, and $12,933 for the years ended May 31, 2010, 2009 and 2008, respectively. Of the total intangible amortization expense, amounts related to proprietary technology of $11,064, $7,835, and $1,613 for the years ended May 31, 2010, 2009, and 2008, respectively, have been included in cost of revenue, system sales, and the remainder included in selling, general and administrative expenses. Estimated amortization expense for the intangible assets that exist as of May 31, 2010 is as follows:

Year Ended May 31,
2011	$18,279
2012	15,346
2013	15,106
2014	15,106
2015	14,668
Thereafter	76,137

Total	$154,642

5. Other Assets

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

In connection with the Note Purchase Agreement described above, Allscripts also entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Voting Common Stock and shares of Medem’s Series B Non-voting Common Stock. As of May 31, 2010, Allscripts owns 2,338 shares of Medem’s Series A Voting Common Stock and 91 shares of Medem’s Series B Non-voting Common Stock and 160 share warrants (combined 16.7% equity ownership). During the fourth quarter of fiscal year 2010, Allscripts received $479 as a return of capital from Medem. Allscripts’ total investment in Medem was $940 and $1,419 under the cost basis of accounting as of May 31, 2010 and 2009, respectively, and is recorded in other long-term assets on the consolidated balance sheets.

The fair value of the investment is dependent upon the actual and forecast financial performance of Medem, its market indicators of value, and the volatility inherent in the external markets for this type of investment. In assessing potential impairment of the investment, we consider these factors, as well as the forecasted financial performance of Medem, liquidation preference value of the stock that we hold, and estimated potential for investment recovery. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record an impairment charge. During the fourth quarter of fiscal year 2009, Allscripts determined that its investment in Medem was impaired and a charge of $1,800 was recorded in selling, general and administrative expenses.

Perpetual License

On September 15, 2008, MHS entered into an agreement with iMedica (now Aprima Medical Software, Inc., or “Aprima”) (the “Aprima Agreement”), under which the Company has a perpetual license to certain software code developed by Aprima, which the Company has incorporated into its Allscripts MyWay product. The perpetual license is being amortized over its estimated useful life of seven years. The net value of this perpetual license was $8,311 and $9,811 as of May 31, 2010 and 2009, respectively, and is included in other assets on the consolidated balance sheets. Amortization expense related to this license was $1,500, $689 and $0 for the years ended May 31, 2010, 2009 and 2008, respectively. On July 17, 2009, the Company and Aprima entered into an amendment to the License Agreement to settle a dispute relating to certain terms of the License Agreement. As consideration for entering into this amendment, Allscripts paid Aprima $2,000, which is reflected in selling, general and administrative expenses on the consolidated statement of operations for the year ended May 31, 2010.

As part of the License Agreement, MHS agreed to pay Aprima a total of $12,000 in cash contingent upon delivery by Aprima and acceptance by MHS of the licensed code and services, and to surrender its minority equity stake in Aprima along with any outstanding prepaid royalties. Misys plc made the $12,000 payment on MHS’ behalf. During the three months ended November 30, 2008, the Company reviewed the fair market value of its Aprima software code license and determined that it was impaired. The impairment was valued by comparing the expected discounted future cash flows to be generated by the Aprima source code license to its carrying value. The resulting impairment charge of $14,076 was recorded in selling, general and administrative expenses during the year ended May 31, 2009.

6. Long-Term Debt and Bank Credit Facility

Long-term debt outstanding as of May 31, 2010 and 2009 consists of the following:

	May 31,
	2010	2009
Long-term revolving Credit Facility, LIBOR plus 2.00% interest	$0	$43,995
3.50% Senior Convertible Debentures	0	19,704

Total long-term debt	$0	$63,699

Interest expense for the three years ended May 31, 2010, 2009 and 2008 was $1,993, $2,162 and $296, respectively, which includes debt issuance cost amortization of $512, $470 and $0, respectively.

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

As of May 31, 2010, $0 in borrowings and $1,231 in letters of credit were outstanding under the Credit Facility. As of May 31, 2010, the interest rate on the Credit Facility was LIBOR plus 2.00%. There was no default under the Credit Facility as of May 31, 2010. The Credit Facility contains customary representations, warranties, covenants and events of default (see Note 16).

Under the Credit Facility, as of the end of each fiscal quarter, the Company is required to maintain a ratio of indebtedness to EBITDA (as defined below) for the four fiscal quarters most recently ended of (i) not greater than 2.75 to 1.00 as of any date on or before November 30, 2010 and (ii) not greater than 2.50 to 1.00 as of any date after November 30, 2010. As of May 31, 2010, the Company was in compliance with this requirement. EBITDA is defined in our Credit Facility as consolidated net income from continuing operations, plus depreciation, amortization, non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the 2008 Transactions.

The Company is also required to maintain, under the Credit Facility and as of the end of each fiscal quarter, a ratio of EBIT (as defined below) for the four fiscal quarters ending on such date to the consolidated interest expense of the Company for such four fiscal quarters of not less than 4.00 to 1.00. As of May 31, 2010, the Company was in compliance with this requirement. EBIT is defined in our Credit Facility as consolidated net income from continuing operations, plus non-cash stock-based compensation expenses, interest expense, income taxes, and minus in the case of income or plus in the case of losses, non-cash non-operating items and one-time charges and non-cash extraordinary gains or losses and other non-cash non-recurring items of income or expense plus transaction fees and expenses associated with or incurred by the Company or any of its subsidiaries in connection with the Credit Facility or the 2008 Transactions.

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of the Debentures. Holders of $54,632 principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of 4,854 shares of Allscripts common stock by virtue of the 2008 Transactions.

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

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock. There were no outstanding Debentures as of May 31, 2010.

7. Income Taxes

As a result of a transaction occurring on October 10, 2008, whereas Allscripts and Misys Healthcare Systems were merged together for US Federal income tax purposes and, for the year ended May 31, 2010, income taxes are calculated on a consolidated basis. The Company’s income taxes in years prior to the transaction described above were calculated on a separate tax return basis, although the Company’s operations at that point in time were included in the U.S. Federal and state returns of the U.S. Misys consolidated group of companies.

On June 1, 2007, the Company adopted the provisions of accounting guidance for uncertainty in income taxes recognized in the Company’s financial statements. These principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company established an unrecognized tax benefit liability primarily related to the pre-acquisition NOLs for the Allscripts group, which was provided for as part of the accounting for the business combination between Allscripts and MHS. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. No interest or penalties were recorded for the year ended May 31, 2010.

The following table reconciles unrecognized tax benefits from June 1, 2008 to May 31, 2010. There was no unrecognized tax benefit for the year ended May 31, 2008:

	Year Ended May 31,
	2010	2009
Beginning Balance at June 1, 2009 and 2008	$3,124	$0
Increases for tax positions related to the current year	228	0
Increases related to acquisition purchase accounting	0	3,124
Decreases for tax positions related to prior years	0	0
Reductions due to lapsed statute of limitations	(544)	0

Ending Balance, end of year May 31, 2010 and 2009	$2,808	$3,124

The Company does not anticipate that within the next 12 months the total amount of unrecognized tax benefits will significantly increase or decrease. If these unrecognized benefits were recognized, they would have decreased the Company’s annual effective tax rate.

For federal purposes, 1993 to 2010 tax years remain subject to income tax examination by federal authorities. Due to net operating loss carry forwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs. For the Company’s state tax jurisdictions, 2003 to 2010 tax years remain open to income tax examination by state tax authorities.

The following is a summary of the components of the provision for income taxes:

	Year Ended May 31,
	2010	2009	2008
Current tax provision
Federal	$8,119	$3,705	$11,637
State	6,324	4,399	1,166

	14,443	8,104	12,803

Deferred tax provision
Federal	24,458	10,816	1,775
State	1,765	(544)	177

	26,223	10,272	1,952

Income tax expense	$40,666	$18,376	$14,755

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended May 31,
	2010	2009	2008
United States federal tax at statutory rate	35.0%	35.0%	35.0%
Items affecting federal income tax rate
State taxes (net of federal benefit)	5.1%	5.9%	3.3%
Meals and entertainment	0.9%	1.0%	0.8%
Research and development credit	-0.1%	0.0%	0.0%
Domestic manufacturing deduction	-0.5%	-0.1%	-1.6%
Deal costs	2.3%	0.0%	0.0%
Other	-3.4%	-0.4%	-0.8%

Provision for income taxes	39.3%	41.4%	36.7%

Significant components of the Company’s deferred tax assets and liabilities as of May 31, 2010 and 2009 consist of the following:

	2010	2009
Deferred tax assets
Accruals and reserves, net	$6,270	$1,344
Allowance for doubtful accounts	3,837	3,251
Deferred revenue	2,110	0
Inventory	651	508
Stock-based compensation	5,604	4,388
Property and equipment	312	624
Net operating loss carryforwards	27,799	59,172
Other	2,450	2,270

Total deferred tax asset	49,033	71,557

Deferred tax liabilities
Intangible assets	(85,407)	(86,714)
Prepaid commissions	(5,820)	(4,051)
Other	(28)	(108)

Total deferred tax liabilities	(91,255)	(90,873)

Net deferred tax liability	$(42,222)	$(19,316)

As of May 31, 2010, the Company had federal and state net operating loss carryforwards of $79,426 and $3,370, respectively. The net operating loss carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

The net deferred tax assets (liability) is classified in the consolidated balance sheets as of May 31, 2010 and 2009 as follows:

	2010	2009
Current deferred tax assets	$34,862	$5,103
Current deferred tax liabilities	(5,820)	(4,051)

Current deferred tax assets (net)	29,042	1,052

Non-current deferred tax assets	14,171	66,466
Non-current deferred tax liabilities	(85,435)	(86,834)

Non-current deferred tax assets (liabilities), net	(71,264)	(20,368)

Net deferred tax liability	$(42,222)	$(19,316)

8. Stock Award Plans

During the three years ended May 31, 2010, Allscripts recorded stock-based compensation cost as follows:

	Year Ended May 31,
	2010	2009	2008
Stock-based compensation:
Allscripts-Misys Healthcare Solutions, Inc. stock-based compensation expense	$13,092	$4,317	$0
Misys plc stock-based compensation expense	1,757	1,453	2,208

Total stock-based compensation	$14,849	$5,770	$2,208

Allscripts Stock Plan—Restricted Stock Awards and Units

During the year ended May 31, 2010, management awarded 1,502 shares of restricted stock units to certain employees under the Amended and Restated 1993 Stock Incentive Plan, with a weighted average fair value of $17.35 per share. The awards of restricted stock units have an average four-year vesting term. Upon termination of an employee’s employment with Allscripts, any non-vested restricted stock units will be forfeited unless otherwise provided in an employee’s employment agreement. As of May 31, 2010, $29,952 of unearned compensation related to non-vested awards of restricted stock units was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms of the awards. These costs are expected to be recognized over a weighted average period of 1.45 years.

The following table summarizes the status of unvested restricted stock units outstanding at May 31, 2010 and changes during the year then ended:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock units at May 31, 2009	3,168	$8.65
Awarded	1,502	$17.35
Vested	(925)	$19.88
Forfeited	(244)	$12.04

Non-vested restricted stock units at May 31, 2010	3,501	$12.13

During fiscal year 2009, 3,110 stock awards were granted with a weighted average grant-date fair value of $8.65. No stock awards are presented for fiscal year 2008 since unvested awards were assumed in fiscal year 2009 through the 2008 Transactions.

Allscripts Stock Plan—Stock Options

The following table summarizes the combined activity with respect to stock options granted under Allscripts’ equity incentive plans during the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at May 31, 2009	4,222	$5.17	4,222	$5.17
Options exercised	(732)	$7.79
Options forfeited	(220)	$18.56

Balance at May 31, 2010	3,270	$3.42	3,270	$3.42

Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of May 31, 2010, there was no unrecorded deferred stock-based compensation balance related to stock options. Additionally, no stock-based compensation expense related to Allscripts stock options was recognized during the years ended May 31, 2010, 2009 and 2008 since the outstanding stock options were assumed through the 2008 Transactions and fully vested; therefore, any related expense was already recognized.

The aggregate intrinsic value of stock options outstanding, exercisable and vested as of May 31, 2010 was $50,317, which is based on Allscripts’ closing stock price of $18.81 as of May 28, 2010. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The total cash received from employees as a result of employee stock option exercises during the years ended May 31, 2010 and 2009 was $1,869 and $4,737, respectively, net of related taxes. Allscripts settles employee stock option exercises with newly issued common shares.

During fiscal years 2010, 2009 and 2008, the following activity occurred under our plans:

	2010	2009	2008
Total intrinsic value of stock options exercised	13,131	9,097	0
Total fair value of stock awards vested	19,976	4,182	0

Information regarding stock options outstanding at May 31, 2010 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.96—$1.52	313	$0.74	313	$0.74
$1.71—$2.71	1,243	$1.51	1,243	$1.51
$3.25—$3.72	403	$2.34	403	$2.34
$4.57—$5.13	1,175	$2.99	1,175	$2.99
$6.40—$7.40	105	$6.34	105	$6.34
$10.22—$13.47	31	$9.80	31	$9.80

	3,270	$3.42	3,270	$3.42

The weighted average remaining contractual life of the options outstanding and exercisable as of May 31, 2010 is 3.16 years.

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

Allscripts treats the ESPP as a non-compensatory plan in accordance with accounting guidance. There were 114,304 shares purchased under the ESPP for the year ended May 31, 2010.

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

The following assumptions have been used in the option pricing models:

	2010	2009	2008
Risk-free interest rate	2.04%	3.1%-5.0%	3.8%-5.5%
Dividend yield	0%	0%	0%-3.1%
Volatility
Market value awards	N/A	N/A	N/A
Nil cost awards	46%	39%-42%	32%-37%
Expected life (years)
Market value awards	N/A	N/A	N/A
Nil cost awards	3	1.0-3.0	2.0-3.0

Volatility was calculated using Misys plc share price history for the period equivalent to the expected life. For awards with performance-based service conditions, vesting is tied to either total shareholder return, Misys plc earnings per share or Misys plc stock price. Additional variables used in the Monte Carlo option pricing model related to market benchmarked performance conditions include volatility of N/A, 42%, and 33% and a correlation coefficient of N/A, 0.30, and 0.16, for the years ended May 31, 2010, 2009, and 2008, respectively.

Additional information with respect to the plan activity related to Allscripts for the three years ended May 31, 2010 is summarized as follows:

	Nil Cost		Market Value
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
At May 31, 2007	2,184		8,120	5.85
Granted	882	2.68	—	—	—
Exercised	(532)		(258)	3.68
Canceled or expired	(702)		(2,590)	6.53

At May 31, 2008	1,832		5,272	5.67
Granted	3,033	$0.95	—	—	—
Exercised	(439)		—	—
Canceled or expired	(577)		(2,054)	3.95
Transfers	66		414	2.20

At May 31, 2009	3,915		3,632	2.25
Granted	24	$2.76	—	—	—
Exercised	(487)		(113)	2.76
Canceled or expired	(193)		(950)	4.28
Transfers	312		548	2.94

At May 31, 2010	3,571		3,117	4.02

Options exercisable	2,155		2,915	$4.31

The weighted-average fair value of all options granted during the years ended May 31, 2010, 2009, and 2008, was $2.76, $0.95, and $2.68 per share, respectively. The weighted-average remaining contractual term of options outstanding was 2.04 years as of May 31, 2010. The weighted average remaining contractual term of options exercisable was 2.24 years as of May 31, 2010. The total compensation cost related to non-vested awards not yet recognized as of May 31, 2010 was $1,070 and the weighted average period over which it will be recognized is 1.35 years. The aggregate intrinsic value of all options outstanding and all options exercisable at May 31, 2010 was $12,380 and $7,447, respectively. The total intrinsic value of options exercised during the years ended May 31, 2010, 2009, and 2008 was $8,670, $6,133, and $2,543, respectively.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0	3,571	2.39	$0.00	2,155	$0.00
$1.78—$3.47	1,536	3.07	$2.89	1,334	$1.54
$3.84—$3.87	915	0.15	$3.87	915	$3.87
$3.95—$9.56	666	0.14	$6.82	666	$6.82

	6,688			5,070

9. Stock Repurchase Agreement with Misys plc and its Affiliates

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

Under the Board of Directors approved stock repurchase program, the Company may purchase up to $150,000 of its common stock over two years. Repurchases may be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases also have been made from Misys pursuant to the Repurchase Agreement. The aggregate amount of shares purchased pursuant to the repurchase plan, whether pursuant to any 10b5-1 plan, Rule 10b-18 or the Repurchase Agreement, will not exceed the lesser of $150,000 (including commissions) or 15,000 shares. During the quarter ended May 31, 2009, the Company repurchased and cancelled 2,349 shares of common stock from the open market and 3,075 shares of common stock from Misys. In total through May 31, 2010, the Company has repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. There were no shares repurchased during fiscal year 2010.The remaining authorized amount for stock repurchase under the program is approximately $98,453, which program will terminate on February 10, 2011. Pursuant to the Framework Agreement, the Misys Repurchase Agreement will be terminated following closing of the Coniston Transactions.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share	Total Dollar Value Purchased To-Date	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/1/09—3/31/09	857	$9.22	$7,904	$142,096
4/1/09—4/30/09	4,078	$9.28	$45,741	$104,259
5/1/09—5/31/09	489	$11.87	$51,547	$98,453
6/1/09—5/31/10	0	$0.00	$51,547	$98,453

10. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense from operations was $10,328, $9,895, and $8,980 in fiscal years 2010, 2009, and 2008, respectively. Capital lease obligations are included on the balance sheet under other liabilities.

Future minimum lease payments under capital leases and the non-cancelable operating leases as of May 31, 2010 are as follows:

	Capital leases	Operating leases
2011	$1,276	$7,876
2012	666	7,122
2013	258	6,789
2014	258	6,731
2015	151	6,700
Thereafter	0	12,080

	2,609	$47,298

Less amount representing interest	(318)

	2,291
Current portion of capital lease obligation	1,113

Capital lease obligation, net of current portion	$1,178

11. Business Segments

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

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during fiscal year 2010. There was no activity in the prepackaged medications segment prior to the 2008 Transactions, as this was a legacy Allscripts segment. For the services provided under the Marketing Agreement, Allscripts recorded revenue in the clinical solutions segment for the years ended May 31, 2010, 2009 and 2008 of $3,600, $0 and $0, respectively.

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

	Year Ended May 31,
	2010	2009	2008
Revenue
Clinical solutions	$593,061	$457,402	$347,891
Health solutions	111,441	76,616	35,880
Prepackaged medications	0	14,421	0

Total revenue	$704,502	$548,439	$383,771

Income from operations
Clinical solutions	$164,492	$118,552	$59,997
Health solutions	58,853	30,713	12,305
Prepackaged medications	0	1,121	0
Unallocated corporate expenses	(118,762)	(104,452)	(32,071)

Total income from operations	104,583	45,934	40,231
Interest expense	(1,993)	(2,162)	(296)
Interest income and other, net	946	626	219

Income from operations before income taxes	$103,536	$44,398	$40,154

12. Supplemental Disclosure of Cash Flow Information

	Year Ended May 31,
	2010	2009	2008
Cash paid during the period for:
Interest	$2,302	$2,528	$296
Income taxes paid, net of refunds	$10,714	$9,786	$0
Deemed distribution from parent for acquisition-related transaction costs	$0	$6,137	$0

Prior to consummation of the 2008 Transactions, legacy MHS was an operating unit of Misys and therefore included in tax returns of the U.S. Misys plc consolidated group. Accordingly, no income taxes paid are presented for the years ended May 31, 2008.

13. Related Party Transactions

Misys plc Corporate Expenses

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy MHS, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs. Selling, general and administrative expenses in the consolidated statements of operations include corporate expense allocations of $5,219 and $10,332 for the periods June 1, 2008 to October 10, 2008 and fiscal year 2008, respectively. All figures incurred subsequent to October 10, 2008 reflect charge under the Shared Services Agreement as described in the below paragraph.

Shared Services Agreement

On March 1, 2009, Allscripts and Misys entered into a Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Shared Services Agreement”). The Shared Services Agreement was approved by the Audit Committee of Allscripts’ Board of Directors. The services provided to Allscripts under the Shared Services Agreement include: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Under the Shared Services Agreement, Allscripts has provided Misys with certain tax, facility space and payroll processing services. The Shared Services Agreement has an initial one-year term from October 10, 2008 and may be renewed upon the mutual agreement of Misys and Allscripts. Subject to certain exceptions, a recipient of services may terminate services provided under the Shared Services Agreement upon at least 45 days prior written notice. On June 9, 2010 Allscripts and Misys executed an extension to the Shared Services Agreement (see Note 16). As of May 31, 2010 and 2009, $1,635 and $1,212, respectively, was owed under the Shared Services Agreement. Expenses incurred under the Shared Services Agreement were as follows:

	Year Ended May 31,
	2010	2009	2008
Cost of revenue	$1,530	$998	$0
Selling, general and administrative expenses	3,390	2,639	0
Research and development	9,483	4,864	0

Total	$14,403	$8,501	$0

Aprima Agreement

As part of the Aprima Agreement, Misys agreed to pay the $12,000 due to Aprima on MHS’ behalf (see Note 5).

Repurchase Agreement

As noted above in Note 9, Allscripts and Misys entered into the Repurchase Agreement pursuant to which Allscripts agreed to purchase shares of its common stock from Misys. During the fiscal year ended May 31, 2009, Allscripts repurchased and cancelled 3,075 shares of common stock from Misys pursuant to the Repurchase Agreement. There were no shares repurchased during fiscal year 2010. Pursuant to the Framework Agreement, the Misys Repurchase Agreement will be terminated following closing of the Coniston Transactions.

Acquisition Related Transaction Costs

During fiscal year 2009, Misys paid $6,137 on MHS’ behalf for acquisition-related transaction costs for investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the 2008 Transactions. These payments were accounted for as a deemed distribution from parent for acquisition-related transaction costs (see Notes 2 and 12).

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

Certificate of Incorporation and Bylaws

On October 10, 2008, in connection with the closing of the 2008 Transactions, we amended and restated our certificate of incorporation and bylaws. As amended and restated, our certificate or incorporation and bylaws provide that Misys is entitled to nominate six of ten directors for election to our board of directors. Additionally, the amendments establish the composition of the committees of our board of directors.

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

Misys Stock Award Plans

Allscripts employees participate in several share based compensation plans maintained by Misys (see Note 8).

14. Results by Quarter (Unaudited)

	Quarter Ended
	2010				2009
	May 31	Feb. 28	Nov. 30	Aug. 31	May 31	Feb. 28	Nov. 30	Aug. 31
	(Amounts in thousands, except per share amounts)
	(Unaudited)
Statements of Operations Data:
Revenue	$190,329	$179,919	$169,344	$164,910	$166,333	$160,703	$128,613	$92,790
Cost of revenue	87,779	78,245	73,794	75,840	74,220	77,422	61,851	42,795

Gross profit	102,550	101,674	95,550	89,070	92,113	83,281	66,762	49,995
Selling, general and administrative expenses(a)	61,742	54,672	55,622	52,959	55,181	47,709	64,113	32,899
Research and development	13,855	12,649	10,724	11,978	10,633	9,913	10,927	7,958
Amortization of intangible assets	2,488	2,488	2,521	2,563	2,569	2,872	1,256	187

Income (loss) from operations	24,465	31,865	26,683	21,570	23,730	22,787	(9,534)	8,951
Interest expense	(294)	(536)	(478)	(685)	(497)	(960)	(628)	(77)
Interest income and other, net	643	87	115	101	240	91	284	11

Income (loss) before income taxes	24,814	31,416	26,320	20,986	23,473	21,918	(9,878)	8,885
(Provision) benefit for income taxes	(9,125)	(12,946)	(10,541)	(8,054)	(10,107)	(8,668)	3,913	(3,514)

Net income (loss)	$15,689	$18,470	$15,779	$12,932	$13,366	$13,250	($5,965)	$5,371

Earnings per share:
Basic, as adjusted	$0.10	$0.12	$0.11	$0.09	$0.09	$0.09	($0.05)	$0.06

Diluted, as adjusted	$0.10	$0.12	$0.10	$0.09	$0.09	$0.09	($0.05)	$0.06

(a) Includes stock-based compensation expense	$2,838	$4,261	$4,424	$3,326	$2,618	$2,103	$263	$786

15. Contingencies

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff, and on November 25, 2009, an amended complaint was filed containing allegations that the Company, Tullman and Davis made materially false and misleading statements and/or omissions in connection with the release of TouchWorks EHR, Version 11. On January 11, 2010, the Company filed a motion to dismiss the lawsuit. On April 13, 2010, the court granted the Company’s motion to dismiss on the grounds that plaintiffs failed to sufficiently describe the confidential sources upon which the allegations in the amended complaint were based. On May 12, 2010, the court granted plaintiffs leave to replead. On May 14, 2010, plaintiffs filed a second amended complaint, which attributed certain allegations to four different confidential witnesses, but made no other substantive changes. On June 11, 2010, the Company filed a motion to dismiss the second amended complaint. The motion is fully briefed and awaiting ruling.

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

The Company is a defendant, together with multiple other defendants in the healthcare technology industry, in a patent infringement action brought by Document Generation Corporation (“Document Generation”) on December 11, 2008, in the United States District Court for the Eastern District of Texas. This action is based upon a U.S. patent that allegedly covers various aspects of computer-assisted document generation of the creation of patient medical records and related reports. Because this case is in a preliminary stage of litigation and the outcome depends on questions of law or fact that are disputed or unclear, its impact on the Company’s results of operations cannot be predicted with confidence at this time. The action seeks damages for infringement, including treble damages. Plaintiff also seeks injunctive relief, attorneys’ fees and costs. The Company intends to contest this matter vigorously, and the Patent Office has recently rejected all of the patent claims as invalid in view of the prior art as a result of an on-going re-examination of the patent-in-suit. The Company is also a defendant, together with multiple other defendants in the healthcare technology industry, in a separate patent infringement action brought by Document Generation on December 5, 2007, in the United States District Court for the Southern District of Illinois. This action involves a second patent that is related to the patent-at-issue in the case in the Eastern District of Texas. The case in the Southern District of Illinois has been stayed pending re-examination of the subject patent by the United States Patent and Trademark Office. The claims in the second patent have also been rejected as being invalid in view of the prior art by the Patent Office as a result of its on-going reexamination. Both cases have been settled with no material impact on the Company’s results of operations for the year ended May 31, 2010.

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

On or about June 15, 2010, Rajesh Nama, on behalf of himself and the public stockholders of Eclipsys, filed a purported class action complaint in the Superior Court of DeKalb County, State of Georgia, captioned Nama v. Pead, et al. The lawsuit names Allscripts, Arsenal Merger Corp. (“Arsenal”), Eclipsys, and each of the directors of Eclipsys as defendants. On or about June 17, 2010, John Scoggins, on behalf of himself and the public stockholders of Eclipsys, filed a second purported class action complaint in the same court and against the same defendants (except not Arsenal) captioned Scoggins v. Eclipsys Corp., et al. On or about June 18, 2010, Colleen Witmer, on behalf of herself and the public stockholders of Eclipsys, filed a third purported class action complaint in the same court and against the same defendants as the first case and captioned Witmer v. Casey, et al. On or about June 22, 2010, Michael Hiers, on behalf of himself and the public stockholders of Eclipsys, filed a fourth purported class action complaint in the same court and against the same parties as the first case and captioned Hiers v. Casey, et al. On or about June 22, 2010, the Iron Workers of Western Pennsylvania Pension Plan, on behalf of itself and the public stockholders of Eclipsys, filed a fifth purported class action complaint in the Superior Court of Fulton County, State of Georgia, and against the same defendants as the first case (except not Allscripts or Arsenal) and captioned Iron Workers of W. Pennsylvania Pension Plan v. Pead, et al.

On or about June 30, 2010, the plaintiff in the Iron Workers case dismissed its complaint in the Superior Court of Fulton County, State of Georgia and refiled its complaint in the Superior Court of Gwinnett County,

State of Georgia. On or about July 9, 2010, the plaintiff in the Iron Workers case filed an Amended Complaint. On or about July 9, 2010, Jody Madala, individually and on behalf of the public stockholders of Eclipsys, filed a sixth purported class action complaint in the Superior Court of Gwinnett County, State of Georgia against the same defendants as the first case (except not Allscripts or Arsenal) captioned Madala v. Pead et al.

The lawsuits allege, among other things, that the Eclipsys directors breached their fiduciary duties and that Eclipsys aided and abetted those breaches. Five of the complaints (excepting the first) also allege facts concerning the proposed secondary public offering of certain Allscripts shares owned by Misys and the buy back by Allscripts of certain shares owned by Misys. The two lawsuits pending in Gwinnett County contain allegations that the joint proxy statement/prospectus/information statement on Form S-4 is materially misleading in certain respects including the omission of information concerning certain financial projections and whether or how the parties and their financial advisors have accounted for certain proceeds to be paid to Misys in the stock buy back. The four lawsuits pending in DeKalb County also allege that Allscripts aided and abetted such alleged breaches of fiduciary duties by the directors of Eclipsys. Based on these allegations, the lawsuits seek, among other relief, injunctive relief enjoining the merger, and certain lawsuits seek damages in the alternative. They also purport to seek recovery of the costs of the action, including reasonable attorneys’ fees. Based on the facts known to date, the defendants believe that the claims asserted against them in these lawsuits are without merit, and the defendants intend to defend themselves vigorously against the claims.

On or about July 12, 2010, the plaintiffs in the Nama and Scoggins actions jointly filed an amended complaint containing additional allegations including allegations concerning allegedly false and misleading statements in the joint proxy statement/prospectus/information statement on Form S-4 relating to, among other things, financial projections, synergies, the financial analyses of the parties’ financial advisors, and the events leading up to the transaction.

16. Subsequent Events

On June 9, 2010, Allscripts and Eclipsys, a leading enterprise provider of solutions and services for hospitals and clinicians, announced a definitive agreement to merge in an all-stock transaction valued at approximately $1.3 billion. Under terms of the merger agreement, Eclipsys stockholders will receive 1.2 shares of Allscripts for each share of Eclipsys.

The merger agreement has been approved by the Board of Directors of both Allscripts and Eclipsys. The Board of Directors of the combined company will initially consist of a combination of the current directors of Allscripts and Eclipsys. The merger will be subject to stockholder approvals from both Allscripts and Eclipsys, and other customary closing conditions and regulatory approvals, including expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In addition, the transaction is subject to the completion of a secondary offering of Allscripts shares owned by Misys, currently the majority stockholder of Allscripts, and the completion of the Allscripts buyback from Misys of additional Allscripts shares owned by Misys, which will substantially reduce Misys’s share ownership of Allscripts prior to the closing of the merger.

Misys has entered into a voting agreement with Allscripts and Eclipsys pursuant to which Misys has agreed to vote certain of its Allscripts shares at the Allscripts stockholder meeting in favor of the issuance of Allscripts shares to Eclipsys stockholders in connection with the merger. These shares will total approximately 15.5 million, the total number of shares Misys is expected to hold after the buyback and secondary offering. Certain directors of Allscripts and Eclipsys have also entered into voting agreements pursuant to which they have agreed to vote their shares at their respective company stockholder meetings in favor of the merger.

In connection with the merger, Allscripts will facilitate a reduction of Misys’s equity stake in Allscripts from approximately 55% to approximately 10% through an underwritten secondary equity offering and share buyback. This reduction in equity stake will enable Misys to maintain compliance with listing requirements of the United Kingdom listing authorities. Misys will sell to the public in the secondary offering a minimum of approximately 36 million of its Allscripts shares, or 25 million shares if our stockholders approve the issuance of our common stock in connection with the Eclipsys Merger and Eclipsys stockholders adopt the Merger Agreement. Additionally, Allscripts will buy back from Misys, concurrent with the closing of the secondary offering, approximately 24.4 million of its Allscripts shares at a price of $18.82 per share, or $460 million in total, plus a payment of a premium of $117.4 million in consideration for the sale by Misys of its controlling interest, for a total of $577.4 million.

The secondary offering and share buyback transactions will be subject to Misys shareholder approval, and will be subject to other conditions precedent, including: (i) Misys obtaining a price per share in the secondary offering of no less than $16.50; and (ii) Allscripts obtaining debt financing sufficient to complete the share buyback. The closing of the financing for the share buyback is subject to execution of definitive loan documentation, compliance by Allscripts with financial covenants (on a historical and pro forma basis) and other closing conditions.

Allscripts has secured financing commitments from JP Morgan, Barclays Capital and UBS for a total of $720 million in senior secured credit facilities, which includes a six-year $570 million term loan facility and a five-year $150 million revolving credit facility, to finance the share buy-back and to provide access to additional working capital for its operations.

After the closing of the merger, Misys will have a right to require Allscripts to repurchase an additional 5.3 million Allscripts shares for $100 million at a price of $18.82 per share, and an additional $1.6 million premium, all of which will be funded through cash reserves of the combined company. Misys must elect to exercise its right to require Allscripts to repurchase these shares within 10 days after closing of the merger. If Misys sells 25 million shares in the secondary offering and it does exercise the buy-back option, Misys’s equity stake in the combined company is expected to be approximately 8% and Eclipsys’ stockholders will own approximately 13.5% of the combined company.

Additionally, on June 9, 2010, Allscripts and Misys entered into an Extension and Amendment Agreement to the Shared Services Agreement, which (i) extends the term of the existing Shared Services Agreement dated as of March 1, 2009 between Allscripts and Misys until the earlier of October 10, 2010 and the closing of the secondary offering and share buyback transactions, and (ii) provides for certain amendments to the services to be provided and the terms of service.

In connection with the proposed merger and related transactions, the Company recorded expenses of approximately $7,700 which are included in selling, general and administrative expenses for the year ended May 31, 2010.

We will incur substantial expenses related to the Coniston Transactions and the Eclipsys Merger whether or not the Eclipsys Merger is completed. We currently expect to incur approximately $55.6 million in transactional expenses, approximately $32.7 million of which are not contingent on the completion of the Eclipsys Merger. Moreover, if the Merger Agreement is terminated, we may, under certain circumstances, be required to pay Eclipsys a termination fee of approximately $17.7 million or $40 million or reimburse Eclipsys for transaction expenses of up to $5 million, depending on the circumstances of the termination. Also, should the Merger Agreement be terminated due to a willful breach of the Merger Agreement by us, we could owe significant damages to Eclipsys.

In connection with the Eclipsys Merger, purported stockholders of Eclipsys have filed putative stockholder class action lawsuits against Eclipsys and its directors, Allscripts and Arsenal Merger Corp. Among other remedies, the plaintiffs seek to enjoin the Eclipsys Merger. The outcome of any such litigation is inherently uncertain. Each company may incur substantial costs and expenses to defend the company. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the Eclipsys Merger. The outcome may adversely affect the combined company’s business, financial condition or results of operations.

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

Management assessed the effectiveness of the Company’s internal controls over its financial reporting as of May 31, 2010. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

Based on its assessment, management has concluded that as of May 31, 2010, the Company’s internal control over financial reporting is effective based on the COSO criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, also performed an audit of the effectiveness of Allscripts’ internal control over financial reporting as of May 31, 2010. Their report expresses an unqualified opinion on the effectiveness of Allscripts’ internal control over financial reporting as of May 31, 2010. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Schedule II

	Beginning Balance	Charged to Expense	Deductions	Ending Balance
Allowance for accounts receivable
Year ended May 31, 2010	$6,870	7,785	(6,124)	$8,531
Year ended May 31, 2009	$3,351	5,893	(2,374)	$6,870
Year ended May 31, 2008	$2,890	2,415	(1,954)	$3,351

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and other key employees called for by this item is incorporated by reference to “Election of Directors” and “Executive Officers” in our proxy statement to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2010 for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”). Information regarding the audit committee members, any audit committee financial experts and the code of conduct called for by this item is incorporated by reference to “Meetings and Committees of the Board of Directors” and “Governance—Code of Conduct” in the 2010 Proxy Statement.

Information regarding Section 16(a) reporting compliance called for by this item is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.

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

Item 11. Executive Compensation

Information regarding executive and director compensation called for by this item is incorporated by reference to “Director Compensation” and “Executive Compensation” in the 2010 Proxy Statement. Information included under the caption “Compensation Committee Report” in the 2010 Proxy Statement is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership called for by this item is incorporated by reference to “Ownership of Allscripts Common Stock” in the 2010 Proxy Statement.

Information regarding securities authorized for issuance under equity compensation plans called for by this item is incorporated by reference to “Equity Compensation Plan Information” in the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related party transactions called for by this item is incorporated by reference to “Certain Relationships and Related Party Transactions” in the 2010 Proxy Statement. Information regarding director independence called for by this item is incorporated by reference to “Corporate Governance—Director Independence” in the 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services called for by this item is incorporated by reference to “Ratification of PricewaterhouseCoopers” in the 2010 Proxy Statement.

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

2.1	Agreement of Merger, dated as of January 18, 2006, by and among Allscripts Healthcare Solutions, Inc., Quattro Merger Sub Corp., A4 Health Systems, Inc. and John P. McConnell, in his capacity as Shareholder Representative.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 23, 2006

2.2	Stock Purchase Agreement, dated as of December 31, 2007, by and among Allscripts Healthcare Solutions, Inc., Battleship Acquisition Corp., the Selling Parties thereto and NICE Shareholder Representative, LLC.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 7, 2008

2.3	Option Purchase Agreement, dated as of May 28, 2007 between Allscripts Healthcare Solutions, Inc. and Medem, Inc.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 8-K filed on May 31, 2007

2.4	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC	Incorporated herein by reference from Exhibit 2.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

2.5	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation	Incorporated herein by reference from Exhibit 2.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

3.1	Second Amended and Restated Certificate of Incorporation of Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 3.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

3.2	Amended and Restated By-Laws of Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 3.2 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

4.1	Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

10.1†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan.	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2008

Exhibit Number	Description	Reference

10.2†	Amendment to the Registrant’s Amended and Restated 1993 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2008

10.3†	Amendments to the Allscripts Healthcare Solutions, Inc. Amended and Restated 1993 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.11 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.4†	AllscriptsMisys Incentive Plan 2008/2009	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 2009

10.5†	Misys Omnibus Share Plan dated as of September 30, 2008	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009

10.6	Memorandum of Understanding regarding Shared Services Agreement dated as of October 9, 2008 and entered into on October 10, 2008	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.7	Shared Services Agreement dated as of March 1, 2009	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 5, 2009

10.8	Trademark and Trade Name License Agreement dated as of October 10, 2008 between Misys plc and Misys Healthcare Systems, LLC	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.9	Trademark and Trade Name Sublicense Agreement dated as of October 10, 2008 between Misys Healthcare Systems, LLC and Allscripts Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.10	Proprietary Software License Agreement dated as of October 10, 2008 between Misys Open Source Solutions LLC and Misys Healthcare Systems, LLC	Incorporated herein by reference from Exhibit 10.4 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.11	Stock Repurchase Agreement, dated as of February 10, 2009, by and among Misys plc, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on February 11, 2009

10.12	Industrial Building Lease, dated April 30, 1997, between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

Exhibit Number	Description	Reference

10.13	Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc., dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)

10.14	Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.15	Lease Agreement, dated as of September 17, 2004, between Allscripts, LLC and Merchandise Mart L.L.C.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.16	First amendment, dated May 17, 2006, to Lease Agreement between Allscripts, LLC, as Tenant and Merchandise Mart L.L.C., as Landlord.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.17	Second Amendment, dated August 31, 2007, to Lease Agreement between Allscripts LLC, as Tenant and Merchandise Mart L.L.C., as Landlord.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007

10.18	Amended and Restated Credit Agreement, dated February 10, 2009, by and among Allscripts Healthcare Solutions, Inc., Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc., Misys Healthcare Systems, LLC each as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities, Inc., as lead arranger and Fifth Third Bank, as syndication agent and co-lead arranger	Incorporated herein by reference from Exhibit 10.1 to the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on February 11, 2009.

10.19	First Amendment to the Second Amended and Restated Credit Facility dated November 20, 2009	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2009

10.20	Relationship Agreement, dated as of March 17, 2008, by and between Allscripts Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.3 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

10.21	First Amendment to Relationship Agreement dated August 14, 2008 between Allscripts Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.2 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 20, 2008.

Exhibit Number	Description	Reference

10.22	Second Amendment to Relationship Agreement dated as of January 5, 2009	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2008

10.23	Contract of Purchase and Sale made and entered into on August 20, 2008 by and between A4 Realty, LLC, Gingko Square Associates, LLC and Surety Title Company	Incorporated herein by reference from Exhibit 10.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 29, 2008.

10.24†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman	Incorporated herein by reference from Exhibit 10.2 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.25†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Lee Shapiro	Incorporated herein by reference from Exhibit 10.3 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.26†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and William J. Davis	Incorporated herein by reference from Exhibit 10.4 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.27†	Employment Agreement entered into on November 6, 2008 and effective as of October 10, 2008, between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw	Incorporated herein by reference from Exhibit 10.10 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.28†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

10.29	Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.30	Amended and Restated Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 18, 2006.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 19, 2006

10.31	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and ChannelHealth Incorporated, dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.32†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

Exhibit Number	Description	Reference

10.33†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan	Incorporated herein by reference from Exhibit 10.12 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.34†	Form of Restricted Stock Award Agreement (Directors).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.35†	Form of Restricted Stock Award Agreement (Officers and Employees).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.36†	Amendment to Form of Restricted Stock Award Agreement	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.37†	Form of Restricted Stock Unit Agreement (Directors)	Incorporated herein by reference from Exhibit 10.37 in the Allscripts-Misys Healthcare Solutions, Inc. Annual Report on Form 10-K filed on February 29, 2008

10.38†	Form of Restricted Stock Unit Agreement (Officers and Employees)	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 23, 2008

10.39	Framework Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.40	Amendment to the Framework Agreement, dated as of July 26, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 27, 2010

10.41	Commitment Letter from JPMorgan Chase Bank, N.A., dated as of June 9, 2010	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.42	Registration Rights Agreement, dated as of June 9, 2010, by and among Misys plc, Kapiti Limited, Act Sigmex Limited and Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.43	Voting Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Eclipsys Corporation and Misys plc	Incorporated herein by reference from Exhibit 10.4 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

Exhibit Number	Description	Reference

10.44	Voting Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Eclipsys Corporation and Misys plc Voting Agreement, dated as of June 9, 2010, by and among Misys plc and ValueAct Capital Master Fund L.P., with Allscripts-Misys Healthcare Solutions, Inc. and Eclipsys Corporation as third party beneficiaries	Incorporated herein by reference from Exhibit 10.5 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.45	Extension and Amendment Agreement to the Shared Services Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.6 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.46†	Employment Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Philip M. Pead	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 14, 2010

10.47†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Retention Plan	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Registration Statement on Form S-4 filed on July 14, 2010

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Indicates management contract or compensatory plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts-Misys Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2010.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/S/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 27, 2010 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/S/ GLEN E. TULLMAN Glen E. Tullman	Chief Executive Officer and Director (Principal Executive Officer)

/S/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL LAWRIE Michael Lawrie	Chairman and Director

/S/ KELLY BARLOW Kelly Barlow	Director

/S/ DOMINIC CADBURY Dominic Cadbury	Director

/S/ CORY EAVES Cory Eaves	Director

/S/ JOHN KING John King	Director

/S/ M.L. GAMACHE M.L. Gamache	Director

/S/ PHILIP D. GREEN Philip D. Green	Director

/S/ MICHAEL J. KLUGER Michael J. Kluger	Director

/S/ STEPHEN WILSON Stephen Wilson	Director