Form 10-K/A
period 2010-05-31
ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.
filed 2010-08-11
CIK 1124804

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, initially filed with the Securities and Exchange Commission on July 27, 2010 (the “Original Filing”), is being filed to amend and restate the Index to Exhibits in Item 15 of the Original Filing to add exhibits 10.46 through 10.49; which were inadvertently omitted from the Original Filing and all of which were previously filed with the Securities and Exchange Commission, and to fix certain incorrect dates.

This Form 10-K/A does not amend or update any other item or disclosure contained in the Original Filing. This Form 10-K/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts-Misys Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

2.1	Agreement of Merger, dated as of January 18, 2006, by and among Allscripts Healthcare Solutions, Inc., Quattro Merger Sub Corp., A4 Health Systems, Inc. and John P. McConnell, in his capacity as Shareholder Representative.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 23, 2006

2.2	Stock Purchase Agreement, dated as of December 31, 2007, by and among Allscripts Healthcare Solutions, Inc., Battleship Acquisition Corp., the Selling Parties thereto and NICE Shareholder Representative, LLC.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 7, 2008

2.3	Option Purchase Agreement, dated as of May 28, 2007 between Allscripts Healthcare Solutions, Inc. and Medem, Inc.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 8-K filed on May 31, 2007

2.4	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC	Incorporated herein by reference from Exhibit 2.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

2.5	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation	Incorporated herein by reference from Exhibit 2.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

3.1	Second Amended and Restated Certificate of Incorporation of Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 3.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

3.2	Amended and Restated By-Laws of Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 3.2 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

4.1	Indenture, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and LaSalle Bank N.A., as trustee, related to the issuance of 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

4.2	Resale Registration Rights Agreement, dated as of July 6, 2004, between Allscripts Healthcare Solutions, Inc. and Banc of America Securities LLC, as representative of the initial purchasers of the 3.50% Convertible Senior Debentures Due 2024.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 15, 2004

10.1†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009).	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2009

10.2†	AllscriptsMisys Incentive Plan 2008/2009	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 2009

10.3†	Misys Omnibus Share Plan dated as of September 30, 2008	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009

10.4	Memorandum of Understanding regarding Shared Services Agreement dated as of October 9, 2008 and entered into on October 10, 2008	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.5	Shared Services Agreement dated as of March 1, 2009	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 5, 2009

10.6	Trademark and Trade Name License Agreement dated as of October 10, 2008 between Misys plc and Misys Healthcare Systems, LLC	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.7	Trademark and Trade Name Sublicense Agreement dated as of October 10, 2008 between Misys Healthcare Systems, LLC and Allscripts Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.8	Proprietary Software License Agreement dated as of October 10, 2008 between Misys Open Source Solutions LLC and Misys Healthcare Systems, LLC	Incorporated herein by reference from Exhibit 10.4 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.9	Stock Repurchase Agreement, dated as of February 10, 2009, by and among Misys plc, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on February 11, 2009

10.10	Industrial Building Lease, dated April 30, 1997, between G2 Limited Partnership and Allscripts, Inc.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 filed on May 14, 1999 (SEC file no. 333-78431)

10.11	Lease Agreement between American National Bank and Trust Company of Chicago, as Trustee, and Allscripts, Inc., dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts, Inc. Registration Statement on Form S-1 as part of Amendment No. 1 filed on February 18, 2000 (SEC file no. 333-95521)

10.12	Second Amendment, dated September 30, 2002, to Lease Agreement between LaSalle Bank National Association (previously American National Bank and Trust Company of Chicago), as Trustee, and Allscripts, Inc. dated September 1996, as amended December 31, 1999.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.13	Lease Agreement, dated as of September 17, 2004, between Allscripts, LLC and Merchandise Mart L.L.C.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.14	First amendment, dated May 17, 2006, to Lease Agreement between Allscripts, LLC, as Tenant and Merchandise Mart L.L.C., as Landlord.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.15	Second Amendment, dated August 31, 2007, to Lease Agreement between Allscripts LLC, as Tenant and Merchandise Mart L.L.C., as Landlord.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007

10.16	Amended and Restated Credit Agreement, dated February 10, 2009, by and among Allscripts Healthcare Solutions, Inc., Allscripts, LLC, A4 Health Systems, Inc., A4 Realty, LLC, Extended Care Information Network, Inc., Misys Healthcare Systems, LLC each as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities, Inc., as lead arranger and Fifth Third Bank, as syndication agent and co-lead arranger	Incorporated herein by reference from Exhibit 10.1 to the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on February 11, 2009.

10.17	First Amendment to the Second Amended and Restated Credit Facility dated November 20, 2009	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2009

10.18	Relationship Agreement, dated as of March 17, 2008, by and between Allscripts Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.3 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

10.19	First Amendment to Relationship Agreement dated August 14, 2008 between Allscripts Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.2 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 20, 2008.

10.20	Second Amendment to Relationship Agreement dated as of January 5, 2009	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2008

10.21	Contract of Purchase and Sale made and entered into on August 20, 2008 by and between A4 Realty, LLC, Gingko Square Associates, LLC and Surety Title Company	Incorporated herein by reference from Exhibit 10.1 to the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on August 29, 2008.

10.22†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman	Incorporated herein by reference from Exhibit 10.2 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.23†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Lee Shapiro	Incorporated herein by reference from Exhibit 10.3 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.24†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and William J. Davis	Incorporated herein by reference from Exhibit 10.4 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.25†	Employment Agreement entered into on November 6, 2008 and effective as of October 10, 2008, between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw	Incorporated herein by reference from Exhibit 10.10 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.26†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

10.27	Stock Rights and Restrictions Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.28	Amended and Restated Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation, dated as of January 18, 2006.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 19, 2006

10.29	Amended and Restated Cross License and Software Maintenance Agreement by and between IDX Systems Corporation and ChannelHealth Incorporated, dated January 8, 2001.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.30†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.31†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan	Incorporated herein by reference from Exhibit 10.12 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.32†	Form of Restricted Stock Award Agreement (Directors).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.33†	Form of Restricted Stock Award Agreement (Officers and Employees).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.34†	Amendment to Form of Restricted Stock Award Agreement	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.35†	Form of Restricted Stock Unit Agreement (Directors)	Incorporated herein by reference from Exhibit 10.37 in the Allscripts-Misys Healthcare Solutions, Inc. Annual Report on Form 10-K filed on February 29, 2008

10.36†	Form of Restricted Stock Unit Agreement (Officers and Employees)	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 23, 2008

10.37	Framework Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.38	Amendment to the Framework Agreement, dated as of July 26, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 27, 2010

10.39	Commitment Letter from JPMorgan Chase Bank, N.A., dated as of June 9, 2010	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 14, 2010

10.40	Registration Rights Agreement, dated as of June 9, 2010, by and among Misys plc, Kapiti Limited, Act Sigmex Limited and Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.41	Voting Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Eclipsys Corporation and Misys plc	Incorporated herein by reference from Exhibit 10.4 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.42	Voting Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Eclipsys Corporation and Misys plc Voting Agreement, dated as of June 9, 2010, by and among Misys plc and ValueAct Capital Master Fund L.P., with Allscripts-Misys Healthcare Solutions, Inc. and Eclipsys Corporation as third party beneficiaries	Incorporated herein by reference from Exhibit 10.5 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.43	Extension and Amendment Agreement to the Shared Services Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K/A filed on July 2, 2010

10.44†	Employment Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Philip M. Pead	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 14, 2010

10.45†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Retention Plan	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Registration Statement on Form S-4 filed on July 14, 2010

10.46†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2009

10.47†	Form of Performance – Based Restricted Stock Unit Award	Incorporated herein by reference from Exhibit 10.4 in the Allscripts-Misys Healthcare Systems, Inc. Quarterly report on form 10-Q for the quarter ended August 31, 2009

10.48†	Employment Agreement entered into on October 10, 2008 and effective as of October 10, 2008, between Allscripts-Misys Healthcare Solutions, Inc. and R.L. (Vern) Davenport	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2009

10.49†	Employment Agreement dated as of June 1, 2009 by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K/A filed on August 11, 2009

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Previously Filed as Exhibit 12.1 to Original Filing.

21.1	Subsidiaries	Previously Filed as Exhibit 21.1 to Original Filing

23.1	Consent of PricewaterhouseCoopers LLP	Previously Filed as Exhibit 23.1 to Original Filing

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Previously Filed as Exhibit 32.1 to Original Filing

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2010.

ALLSCRIPTS-MISYS HEALTHCARE SOLUTIONS, INC.

By:	/S/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer