Form 10-Q
period 2010-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2010-11-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, there were 186,258,545 shares of the registrant’s $0.01 par value common stock outstanding.

Explanatory Note

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts”) completed the transactions contemplated by an Agreement and Plan of Merger dated June 9, 2010 by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010. The merger is described in greater detail within this Form 10-Q. On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As a result of this change, Allscripts is filing this quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2010. Comparative financial results are provided for the three and nine month periods ended August 31, 2009.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	May 31,	December 31,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$120,067	$143,410	$81,301
Restricted cash	2,225	0	0
Accounts receivable, net of allowance of $11,673, $8,531 and $6,984 at September 30, 2010, May 31, 2010 and December 31, 2009, respectively	308,377	181,920	160,566
Deferred taxes, net	14,546	29,042	1,684
Inventories	4,303	3,184	3,898
Prepaid expenses and other current assets	100,642	50,598	45,622

Total current assets	550,160	408,154	293,071
Long-term marketable securities	1,778	1,925	1,896
Fixed assets, net	101,623	24,637	18,494
Software development costs, net	45,008	29,900	21,564
Intangible assets, net	558,721	206,642	215,398
Goodwill	1,051,234	413,390	413,390
Other assets	69,119	10,042	12,009

Total assets	$2,377,643	$1,094,690	$975,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,739	$32,295	$7,408
Accrued expenses	76,025	56,495	45,451
Accrued compensation and benefits	41,249	18,206	13,977
Deferred revenue	200,420	103,984	89,290
Other current liabilities	24,827	1,113	731

Total current liabilities	385,260	212,093	156,857
Long-term debt	506,500	0	23,995
Deferred revenue	5,930	0	0
Deferred taxes, net	63,143	71,264	22,377
Other liabilities	48,327	4,508	4,001

Total liabilities	1,009,160	287,865	207,230
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2010, May 31, 2010 and December 31, 2009	0	0	0
Common stock:
$0.01 par value, 349,000 shares authorized; 247,937 and 186,148 shares issued and outstanding at September 30, 2010, respectively, 146,367 shares issued and outstanding at May 31, 2010, 145,971 shares issued and outstanding at December 31, 2009	2,479	1,464	1,460
Treasury stock, 61,308 shares at cost	(613)	0	0
Additional paid-in capital	1,449,946	889,738	883,947
Accumulated deficit	(83,763)	(84,421)	(116,803)
Accumulated other comprehensive income/(loss)	434	44	(12)

Total stockholders’ equity	1,368,483	806,825	768,592

Total liabilities and stockholders’ equity	$2,377,643	$1,094,690	$975,822

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	August 31,	September 30,	August 31,
	2010	2009	2010	2009
Revenue:
System sales	$46,913	$33,457	$135,573	$98,135
Professional services	38,948	15,918	82,341	48,557
Maintenance	76,827	59,419	206,472	172,215
Transaction processing and other	79,705	56,116	193,772	163,318

Total software and related services	242,393	164,910	618,158	482,225
Prepackaged medications	0	0	0	9,721

Total revenue	242,393	164,910	618,158	491,946
Cost of revenue:
System sales	22,199	19,579	70,250	52,203
Professional services	33,556	15,503	71,553	48,472
Maintenance	26,806	20,949	68,352	61,258
Transaction processing and other	35,420	19,809	74,961	57,923

Total software and related services	117,981	75,840	285,116	219,856
Prepackaged medications	0	0	0	7,626

Total cost of revenue	117,981	75,840	285,116	227,482

Gross profit	124,412	89,070	333,042	264,464
Selling, general and administrative expenses	103,826	52,959	227,165	155,849
Research and development	16,697	11,978	44,545	32,524
Amortization of intangible assets	5,576	2,563	10,552	8,004

(Loss) income from operations	(1,687)	21,570	50,780	68,087
Interest expense	(3,069)	(685)	(3,851)	(2,142)
Interest income and other, net	250	101	979	432

(Loss) income before income taxes	(4,506)	20,986	47,908	66,377
Benefit (provision) for income taxes	5,879	(8,054)	(14,868)	(26,829)

Net income	$1,373	$12,932	$33,040	$39,548

Earnings per share:
Basic	$0.01	$0.09	$0.22	$0.27

Diluted	$0.01	$0.09	$0.21	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	August 31,
	2010	2009
Cash flows from operating activities:
Net income	$33,040	$39,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,985	25,489
Stock-based compensation expense	13,524	8,047
Excess tax benefits from stock-based compensation	605	(5,463)
Provision for doubtful accounts	6,372	3,357
Deferred taxes	13,375	9,875
Other gains	(417)	0
Asset impairment losses	0	1,800
Loss on sale of prepackaged medications business	0	1,588
Changes in operating assets and liabilities:
Accounts receivable	(16,452)	(11,629)
Inventories	547	669
Prepaid expenses and other assets	(46,499)	(5,538)
Accounts payable	15,167	(3,087)
Accrued expenses	14,684	(3,274)
Accrued compensation and benefits	6,358	(11,295)
Deferred revenue	5,435	20,675
Other liabilities	589	(951)

Net cash provided by operating activities	82,313	69,811
Cash flows from investing activities:
Capital expenditures	(18,622)	(4,521)
Capitalized software	(28,767)	(14,946)
Purchases of marketable securities	(16)	(6,474)
Sales and maturities of marketable securities and other investments	2,804	12,752
Change in restricted cash	2,216	0
Net cash acquired in merger with Eclipsys	170,102	0
Net proceeds from the sale of the prepackaged medications business	0	8,000

Net cash provided by (used in) investing activities	127,717	(5,189)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,491	5,177
Proceeds from employee stock purchase plan, net	1,422	1,449
Excess tax benefits from stock-based compensation	(605)	5,463
Payments of capital lease obligations	(958)	(1,880)
Credit facility payments	(63,995)	(10,005)
Credit facility borrowings	570,000	0
Payments on promissory note	0	296
Change in parent’s net investment	0	10,548
Repurchase of senior convertible notes	0	(8,164)
Repurchase of common stock	(679,000)	(51,547)

Net cash used in financing activities	(171,645)	(48,663)

Effect of exchange rates on cash and cash equivalents	381	0

Net increase in cash and cash equivalents	38,766	15,959
Cash and cash equivalents, beginning of period	81,301	68,890

Cash and cash equivalents, end of period	$120,067	$84,849

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts”) completed the transactions contemplated by an Agreement and Plan of Merger dated June 9, 2010 (“Merger Agreement”) by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation, an enterprise provider of solutions and services to hospitals and clinicians (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company derived its consolidated balance sheet at May 31, 2010 from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the year ended May 31, 2010 and the notes thereto in our Annual Report on Form 10-K for the year ended May 31, 2010. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year.

Change in Fiscal Year

On August 23, 2010, the Company’s Board of Directors approved a change in the Company’s fiscal year from May 31 to December 31. As a result of this change, the Company has a transition period for the seven months ended December 31, 2010 (“December Transition Period”). The audited results of operations and changes in stockholders’ equity and cash flows for the December Transition Period will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2010.

The Company will report the following comparative periods for calendar year 2010 and fiscal year 2009 in its Form 10-Q and Form 10-K filings:

Period	2010	2009

December Transition Period	Seven months ended December 31, 2010	Seven months ended December 31, 2009 (unaudited)

Fourth quarter	Three months ended December 31, 2010	Three months ended November 30, 2009

Third quarter	Three and nine months ended September 30, 2010	Three and nine months ended August 31, 2009

We did not recast the results for the 2009 fiscal periods because our financial reporting processes in place at the time included certain procedures that were only performed on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Furthermore, we believe the comparative quarters reported for fiscal year 2009 provide a meaningful comparison to the calendar year 2010 quarters and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, remote hosting of our software and outsourcing. For some clients, we host the software applications licensed from us remotely on our own servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. Prepackaged medications revenue is only included in operating results for the nine months ended August 31, 2009, as the related business was disposed in March 2009 (see Note 2).

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (software license revenues) are accounted for using the residual method. For agreements that are deemed to have extended payment terms, revenue recognition is limited to amounts due and payable.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements accounted for under percentage of completion accounting and deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. For income statement presentation, consideration from agreements accounted for under percentage of completion accounting is allocated between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to software license fee.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the written and implied arrangement terms do not satisfy the criteria for revenue recognition upon delivery of the software to the VAR.

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

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

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

The Company records reimbursements for out-of-pocket expenses incurred as professional services revenue in the statement of operations. These amounts totaled approximately $2,313 and $1,273 for the three months ended September 30, 2010 and August 31, 2009, respectively, and $4,823 and $3,637 for the nine months ended September 30, 2010 and August 31, 2009, respectively.

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based upon contractual renewal rates. Revenue from EDI services is recognized as services are provided and is determined based on the volume of transactions processed. Prior to the sale of the Company’s prepackaged medications business in March 2009, revenue from the sale of prepackaged medications, net of provisions for estimated returns, was recognized upon shipment of the pharmaceutical products, the point at which the customer took ownership and assumed risk of loss, when no performance obligations remain and collection of the receivable was probable.

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired, including intangible assets, and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill and Intangible Assets

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

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Fair Value

At September 30, 2010, May 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values due to the short-term nature of these financial instruments.

The Company’s debt obligation has an interest rate that approximates current market rates; therefore, the carrying value of such debt approximates fair value.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	September 30, 2010			May 31, 2010			December 31, 2009
		Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash Equivalents	$52,843	$0	$52,843	$0	$0	$0	$0	$0	$0
Marketable securities	Long-term marketable securities	0	1,778	1,778	0	1,925	1,925	0	1,896	1,896

Total		$52,843	$1,778	$54,621	$0	$1,925	$1,925	$0	$1,896	$1,896

The Level 1 money market funds are valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund.

The Level 2 marketable securities are classified as available-for-sale and consist of mortgage and asset-backed bonds. Marketable securities are recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs.

Unrealized gains and losses are reported net of tax in a separate component of stockholders’ equity. Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income. There were no other-than-temporary declines for the three and nine months ended September 30, 2010 and August 31, 2009.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

2. Business Combinations and Divestitures

On August 24, 2010, the transactions contemplated by the Merger Agreement were completed and Eclipsys became a wholly-owned subsidiary of Allscripts, the accounting acquirer. Pursuant to the terms of the Merger Agreement, each outstanding share of Eclipsys common stock, other than shares held by Eclipsys in its treasury, by any wholly owned subsidiary of Eclipsys, by Allscripts or by any wholly owned subsidiary of Allscripts, was converted into the right to receive 1.2 shares (the “Exchange Ratio”) of Allscripts common stock (plus cash in lieu of fractional shares). Additionally, each outstanding Eclipsys stock option, restricted stock award, restricted stock unit, deferred stock unit and performance stock unit award was converted into an Allscripts option, restricted stock award, restricted stock unit, deferred stock unit or performance stock unit award, as the case may be, with appropriate adjustments to the number of shares subject to the award and, if applicable, the per share exercise price to reflect the Exchange Ratio.

Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.

The results of Eclipsys are included in the accompanying consolidated statements of operations for periods subsequent to the completion of the merger, August 24, 2010.

The total purchase price for the acquisition is comprised of the following:

Fair value of Eclipsys (69,130 Allscripts common shares at $17.47, the closing stock price of Allscripts on August 24, 2010)	$1,207,701
Share-based compensation value	21,911

Total purchase price	$1,229,612

Acquisition-related costs included in selling, general and administrative expenses for the three and nine months ended September 30, 2010 totaled $27,081 and $31,431, respectively.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values.

The purchase price has been allocated as follows:

Acquired cash and cash equivalents, and restricted cash	$174,543
Accounts receivable, net	137,035
Prepaid expenses and other current assets	31,891
Fixed assets and other long-term assets	83,681
Goodwill	637,844
Intangible assets	364,000
Deferred tax liability, net	(13,997)
Accounts payable and accrued liabilities	(57,030)
Deferred revenue	(111,753)
Other liabilities	(16,602)

Net assets acquired	$1,229,612

The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible and intangible assets and liabilities acquired, and residual goodwill. We expect to continue to obtain information to assist us in finalizing these preliminary valuations during the measurement period.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Goodwill was determined based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Eclipsys’ history of profitability and high operating margins, strong sales force and overall employee base, and position in the healthcare information technology market.

As of the acquisition date of August 24, 2010, goodwill and intangible assets have been attributed to the hospital solutions segment. The acquired intangible assets are being amortized on a straight-line basis over their useful lives and consist of the following:

	Useful Life
Description	in Years	Fair Value
Maintenance and outsourcing agreements	20	$51,000
Hosting agreements	15	30,000
Services agreements	12	33,000
Developed technology	7	67,000
Core technology	12	97,000
Trade name	3	13,000
Maintenance and outsourcing contract backlog	5	43,000
Hosting contract backlog	6	15,000
Services backlog	2	15,000

		$364,000

The following unaudited pro forma information assumes the legacy Allscripts and legacy Eclipsys merger occurred as of the beginning of the earliest period presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the Merger Agreement including our amortization charges from acquired intangible assets, the elimination of certain intangible asset amortization incurred by Eclipsys, stock-based compensation changes for equity awards assumed, adjustments to interest expense for certain borrowings adjustments for transaction-related expenses and the related tax effects as though the aforementioned companies were combined at the beginning of the annual reporting period of each period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the merger occurred at the beginning of the annual reporting period of each period presented, nor of future results of operations. The three and nine months ended August 31, 2009 represent previously reported periods of legacy Allscripts and are comparable to the three and nine months periods ended September 30, 2009 previously reported by legacy Eclipsys. The unaudited pro forma results are as follows:

		Supplemental Pro Forma Data
		Three Months Ended		Nine Months Ended
	August 24, 2010 through September 30, 2010	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009
Total revenue	$51,228	$313,636	$275,346	$921,203	$831,396
Net (loss) income	$(3,989)	$16,177	$(320)	$(2,899)	$(52,441)
(Loss) earnings per share:
Basic and diluted		$0.08	$(0.01)	$(0.02)	$(0.28)

The unaudited pro forma information for the three and nine months ended September 30, 2010 and August 31, 2009 include the following adjustments:

•

Net increase in revenues and net increase (decrease) in net income representing legacy Eclipsys pre-merger revenues and net income or loss as follows: revenues of $79,569 and net income of $2,900 for the three months ended September 30, 2010; revenues of $125,486 and net income of $3,880 for the three months ended September 30, 2009; revenues of $342,371 and net income of $9,963 for the nine months ended September 30, 2010; and revenues of $385,500 and net loss of $1,087 for the nine months ended September 30, 2009.

•

Decrease in revenue for the three months ended September 30, 2010 and August 31, 2009 of approximately $8,326 and $15,050, respectively, relating to deferred revenue purchase accounting adjustments. The nine months ended September 30, 2010 and August 31, 2009 reflect decreases in revenue of approximately $39,326 and $46,050, respectively, also related to deferred revenue purchase accounting adjustments.

•

Increase to amortization expense for the three months ended September 30, 2010 and August 31, 2009 of approximately $3,237 and $4,856, respectively, related to management’s preliminary estimate of the fair value of intangible assets acquired as a result of the Eclipsys merger. Amortization expense increased by $12,948 and $14,567 for the nine months ended September 30, 2010 and August 31, 2009, respectively, for the same reason. These increases reflect the elimination of all legacy Eclipsys historical intangible asset and capitalized software amortization for all applicable periods.

•

Increase to interest expense for the three months ended September 30, 2010 and August 31, 2009 of approximately $4,647 and $6,341, respectively, related to the debt used to finance a portion of the Coniston Transactions. Interest expense increased by $18,067 and $18,290 for the nine months ended September 30, 2010 and August 31, 2009, respectively, for the same reason. These increases reflect the elimination of previously recognized interest expense of legacy Allscripts and legacy Eclipsys.

•

Increase to stock-based compensation expense for the three months ended September 30, 2010 and August 31, 2009 of approximately $0 and $1,838, respectively, related to equity awards of legacy Eclipsys assumed as part of the Merger Agreement. Stock-based compensation expense increased $4,915 and $6,757 for the nine months ended September 30, 2010 and August 31, 2009, respectively, for the same reason.

•

Operating expenses reflect a decrease of $35,720 in the three months ended September 30, 2010 and an increase of $63,355 in the nine months ended August 31, 2009 to reflect transaction-related expenses of legacy Allscripts and legacy Eclipsys as if the merger occurred as of the beginning of the earliest period presented.

Excluding the net pre-merger impacts of legacy Eclipsys described above, all pro forma adjustments are reflected in pro forma earnings/(loss) assuming an effective income tax rate of 39%.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Sale of Prepackaged Medications Business

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”) for a total of $8,000 in cash consideration. Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter over the five year term for a total of approximately $18,000. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. The Marketing Agreement contains a provision that could result in a reduction of annual fees not to exceed $1,200 per year if a material adverse change in law, as defined, results in a significant reduction in Medications Services customer revenues related to the Meds Agreement, as defined.

The sale of the prepackaged medication business resulted in a loss of approximately $1,588, which has been recorded in selling, general and administrative expenses for the nine months ended August 31, 2009. The loss on the sale was calculated as follows:

Consideration received for the sale of prepackaged medications business	$8,000
Less net assets sold:
Accounts receivable, net	5,871
Inventories, net	2,163
Fixed assets, net	816
Intangible assets, net	2,751
Other, net	194
Accounts payable and accrued expenses	(2,207)

Net assets sold	9,588

Loss on sale of prepackaged medications business	($1,588)

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

3. Reduction of Misys plc Share Ownership

On June 9, 2010, Allscripts entered into a Framework Agreement with Misys plc (“Misys”), which was subsequently amended on July 26, 2010 (as amended, the “Framework Agreement”). Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts. As of June 8, 2010, Misys held indirectly 79.8 million shares of Allscripts’ common stock, representing approximately 54.5% of the aggregate voting power of Allscripts’ capital stock.

Subject to the terms and conditions of the Framework Agreement, Misys and Allscripts agreed that:

100% of the issued and outstanding shares of an indirect subsidiary of Misys (“Newco”), which held 61.3 million shares of our common stock, would be transferred to Allscripts in exchange for 61.3 million newly issued shares of Allscripts common stock (such shares being referred to as the “Exchange Shares” and the transaction described in this bullet being referred to as the “Exchange”);

Misys, directly or through one or more of its subsidiaries, would sell shares of our common stock in an underwritten secondary public offering (the “Secondary Offering”);

Allscripts would repurchase from Misys or from one or more of its indirect subsidiaries 24.4 million Exchange Shares at an aggregate purchase price of $577.4 million (the “Share Repurchase”), which included a payment of a premium of $117.4 million in connection with the sale by Misys of its controlling interest in Allscripts; and

Upon completion of the Eclipsys Merger, Misys would have the right to require that Allscripts repurchase from Misys or from one or more of its indirect subsidiaries approximately 5.3 million additional shares of Allscripts common stock at an aggregate purchase price of $101.6 million (the “Contingent Share Repurchase”), which right would be exercised for up to 10 days after the closing of the Eclipsys Merger.

The Exchange, Secondary Offering and Share Repurchase are referred to as the “Coniston Transactions.”

The Coniston Transactions were completed on August 20, 2010 as a condition of the merger with Eclipsys. Allscripts did not receive any proceeds from the Secondary Offering. The Contingent Share Repurchase was completed on August 27, 2010. Accordingly, Misys’ equity stake in Allscripts has been reduced to approximately 10.2% of the outstanding shares of Allscripts common stock.

In accordance with GAAP and the Company’s accounting policy, when the repurchased stock was retired the $678.7 million excess of the repurchase price over par was allocated to additional paid-in capital.

4. Comprehensive Income (Loss)

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009

Net income (loss)	$1,373	$12,932	$33,040	$39,548
Foreign currency translation adjustments	381	0	381	0
Net change in unrealized holding gains (losses), net of tax	4	10	65	(153)

Total comprehensive income (loss)	$1,758	$12,942	$33,486	$39,395

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

5. Basic and Diluted Earnings Per Share

Basic income per share is computed by dividing net income, as adjusted for income allocated to participating securities, by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options, restricted stock unit awards and conversion of the 3.50% Senior Convertible Debentures (the “Debentures”).

The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009
Basic Earnings per Common Share:
Net income	$1,373	$12,932	$33,040	$39,548
Less: Income allocated to participating securities	(29)	(294)	(693)	(747)

Net income available to common shareholders	$1,344	$12,638	$32,347	$38,801

Weighted average common shares outstanding	156,112	143,029	149,545	144,006

Basic Earnings per Common Share	$0.01	$0.09	$0.22	$0.27

Earnings per Common Share Assuming Dilution:
Net income	$1,373	$12,932	$33,040	$39,548
Less: Income allocated to participating securities	(28)	(288)	(677)	(734)
Add: Interest expense on Debentures, net of tax	0	69	0	380

Net income available to common shareholders	$1,345	$12,713	$32,363	$39,194

Weighted average common shares outstanding	156,112	143,029	149,545	144,006
Dilutive effect of stock options and restricted stock units awards	3,502	3,124	3,608	2,546
Dilutive effect of Debentures	0	1,811	0	608

Weighted average common shares outstanding assuming dilution	159,614	147,964	153,153	147,160

Earnings per Common Share Assuming Dilution:	$0.01	$0.09	$0.21	$0.27

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

6. Goodwill, Intangible Assets and Impairments

Goodwill and intangible assets consist of the following:

	September 30, 2010			May 31, 2010			December 31, 2009
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$361,660	$135,457	$226,203	$197,660	$129,959	$67,701	$197,660	$125,349	$72,311
Customer contracts and relationships	521,355	240,837	280,518	321,355	234,465	86,890	321,355	230,374	90,981
Strategic agreements	0	0	0	19,656	19,605	51	19,656	19,550	106

Total	$883,015	$376,294	$506,721	$538,671	$384,029	$154,642	$538,671	$375,273	$163,398

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000			$52,000
Goodwill			1,051,234			413,390			413,390

Total			$1,103,234			$465,390			$465,390

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

	Clinical Solutions Segment	Hospital Solutions Segment	Health Solutions Segment	Total
Balance as of December 31, 2009
Goodwill	$341,286	$0	$72,104	$413,390
Accumulated impairment losses	0	0	0	0

	341,286	0	72,104	413,390

Balance as of May 31, 2010
Goodwill	341,286	0	72,104	413,390
Accumulated impairment losses	0	0	0	0

	341,286	0	72,104	413,390

Acquisition	0	637,844	0	637,844

Balance as of September 30, 2010
Goodwill	341,286	637,844	72,104	1,051,234
Accumulated impairment losses	0	0	0	0

	$341,286	$637,844	$72,104	$1,051,234

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

7. Other Assets

Perpetual License

On September 15, 2008, MHS entered into an agreement with iMedica (now Aprima Medical Software, Inc., or “Aprima”) (the “Aprima Agreement”), under which the Company has a perpetual license to certain software code developed by Aprima, which the Company has incorporated into its Allscripts MyWay product. The perpetual license is being amortized over its estimated useful life of seven years. The net value of this perpetual license was $7,811, $8,311 and $8,936 as of September 30, 2010, May 31, 2010 and December 31, 2009, respectively, and is included in other assets on the consolidated balance sheets. Amortization expense related to this license was $375 and $375 for the three months ended September 30, 2010 and August 31, 2009, respectively, and $1,125 and $1,064 for the nine months ended September 30, 2010 and August 31, 2009, respectively. On July 17, 2009, the Company and Aprima entered into an amendment to the License Agreement to settle a dispute relating to certain terms of the License Agreement. As consideration for entering into this amendment, Allscripts paid Aprima $2,000, which is reflected in selling, general and administrative expenses on the consolidated statement of operations for the three and nine months ended August 31, 2009.

8. Debt

Debt outstanding as of September 30, 2010, May 31, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	May 31, 2010	December 31, 2009

Senior Secured Credit Facilities (long-term portion)	$506,500	$0	$23,995
Senior Secured Credit Facilities (current portion)	23,500	0	0

Total debt	$530,000	$0	$23,995

Interest expense for the three months ended September 30, 2010 and August 31, 2009 was $3,069 and $685, respectively, which includes debt issuance cost amortization of $486 and $88, respectively. Interest expense for the nine months ended September 30, 2010 and August 31, 2009 was $3,851 and $2,142, respectively, which includes debt issuance cost amortization of $811 and $436, respectively.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

Credit Agreement

In connection with the Coniston Transactions, on August 20, 2010 (the “Closing Date”), Allscripts entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, UBS Securities LLC and Barclays Capital, as co-syndication agents, and a syndicate of banks as co-documentation agents (the “Credit Agreement”).

The Credit Agreement provides for a $470 million senior secured term loan facility (the “Term Facility”) and a $250 million senior secured revolving facility (the “Revolving Facility”), each of which has a five year term (collectively the “Senior Secured Credit Facilities”). In connection with the closing of the Coniston Transactions, Allscripts borrowed $470 million under the Term Facility and $100 million under the Revolving Facility. The proceeds thereof have been used by Allscripts to finance a portion of the Coniston Transactions. The Revolving Facility is available to finance working capital needs and general corporate purposes.

The Term Facility shall mature in quarterly installments commencing on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance as of the fifth anniversary of the Closing Date shall be due and payable on the fifth anniversary of the Closing Date:

Quarterly Installments	Quarterly Principal Amount
December 31, 2010 to September 30, 2011	$5,875
December 31, 2011 to September 30, 2012	11,750
December 31, 2012 to September 30, 2013	17,625
December 31, 2013 to September 30, 2014	23,500
December 31, 2014 to June 30, 2015	29,375
August 20, 2015	Remaining balance

A total of $50 million of the Revolving Facility is available for the issuance of letters of credit and $10 million of the Revolving Facility is available for swingline loans. Allscripts is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facilities bear interest, at Allscripts’ option, at a rate per annum equal to either (1) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the rate for Eurodollar deposits as reflected on the applicable Reuters Screen LIBOR01 for a one month interest period, as such rate may be adjusted for certain reserve requirements, plus 1.0%, or (2) the rate for Eurodollar deposits as reflected on the applicable Reuters Screen LIBOR01 for the interest period relevant to such borrowing, as such rate may be adjusted for certain reserve requirements, plus, in each case, the applicable margin. The applicable margin for borrowings under the Senior Secured Credit Facilities is fixed until the date that is three business days after Allscripts’ financial statements are delivered to lenders with respect to the first fiscal period ending after September 30, 2010, and thereafter the applicable margin for borrowings under the Senior Secured Credit Facilities will be subject to further adjustment based on an agreed leverage grid.

All obligations under the Senior Secured Credit Facilities are guaranteed by, subject to certain agreed upon exceptions, each of Allscripts’ existing and future direct and indirect material domestic subsidiaries, other than Newco (the “Guarantors”).

The obligations of Allscripts and each Guarantor under the Senior Secured Credit Facilities, any swap agreements and any cash management arrangements provided by any lender, are secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts and the Guarantors.

Subject to certain exceptions, the Credit Agreement requires Allscripts to prepay the Term Facility: (i) with 100% of the net cash proceeds received from the incurrence of certain indebtedness for borrowed money; (ii) with 100% of the net cash proceeds of the sale of any assets in excess of $5 million outside the ordinary course of business (including, without limitation, insurance and condemnation proceeds) in any fiscal year, subject to reinvestment rights; and (iii) with 50% of Allscripts’ excess cash flow for each fiscal year, beginning with the 2012 fiscal year. No prepayments under clauses (ii) or (iii) above are required to the extent that Allscripts’ total leverage ratio is less than 2.5 to 1.0. Allscripts may voluntarily prepay outstanding loans under the Senior Secured Credit Facilities, in whole or in part, at Allscripts’ option at any time upon prior notice.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Allscripts’ ability to:

• incur indebtedness (including guarantee obligations);

•  create liens on and sell assets;

•  engage in mergers or consolidations;

•  declare dividends and other payments in respect of our capital stock;

•  make investments, loans and advances;

•  engage in transactions with affiliates;

•  enter into sale and leaseback transactions; and

•  change lines of business.

In addition, the Senior Secured Credit Facilities include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 4.5 to 1.0. The leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense. The minimum interest coverage ratio is calculated by dividing earnings before interest expense and income tax expense by cash interest expense.

The facilities also contain certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

Allscripts terminated the Second Amended and Restated Credit Agreement dated February 10, 2009 among Allscripts, Allscripts, LLC, A4 Health Systems, Inc., A Realty, LLC, Extended Care Information Network, Inc. and Misys Healthcare Systems, LLC, as borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger, as amended on November 20, 2009 (the “Old Credit Facility”). The Old Credit Facility provided for a total unsecured commitment of $150 million and matured on August 15, 2012. No early termination penalties were incurred by Allscripts in connection with the termination of the Old Credit Facility. In connection with the closing of the Coniston Transactions, the Old Credit Facility was terminated, and the related $468 of unamortized deferred debt issuance costs of the Old Credit Facility was written off and is reflected in selling, general and administrative expenses on the consolidated statement of operations for the three and nine months ended September 30, 2010.

As of September 30, 2010, $530,000 in borrowings and $2,421 in letters of credit were outstanding under the Credit Agreement. As of September 30, 2010, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 3.00%, which totaled 3.26%. There was no default under the Credit Agreement as of September 30, 2010.

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $82,500 of the Debentures. Holders of $54,632 principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of 4,854 shares of Allscripts common stock.

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

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock. There were no outstanding Debentures as of September 30, 2010, May 31, 2010 or December 31, 2009.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

9. Income Taxes

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

In connection with the Eclipsys Merger, the Company acquired federal net operating losses totaling approximately $262 million. Due to the change in control in Eclipsys, these net operating losses are subject to annual limitation on their usage of approximately $48 million per year.

Additionally, during the three months ended September 30, 2010, the Company established unrecognized tax benefit liabilities related to the Eclipsys Merger and the Coniston Transactions. The following table reconciles unrecognized tax benefits:

Beginning Balance at June 1, 2010	$2,808
Increases for tax positions related to the current year - Allscripts	0
Increases for tax positions related to the current year - Eclipsys merger	12,805
Increases for tax positions related to the current year - Coniston Transactions	25,863
Reductions due to lapsed statute of limitations	0

Ending Balance at September 30, 2010	$41,476

The acquired tax position related to the Coniston Transactions is indemnified by Misys plc in accordance with the Framework Agreement. Accordingly, an indemnification asset totaling $27,273, including related interest, has been recorded and is included in other assets. The recoverability of the indemnification is supported by bank guarantee.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2010 could be different from the forecast rate. The effective tax rate was 130.5% and 38.4% for the three months ended September 30, 2010 and August 31, 2009, respectively. The effective tax rate was 31.0% and 40.4% for the nine months ended September 30, 2010 and August 31, 2009, respectively. The effective tax rate increased significantly for the three months ended September 30, 2010 compared to the three months ended August 31, 2009 due to nondeductible expenses incurred related to the Eclipsys Merger and Coniston Transactions. The decrease in the effective tax rate for the nine months ended September 30, 2010 as compared to the comparable period in the prior year is due to the reduction in state income tax expense and the utilization of federal research and development credits which is partially offset by the nondeductible expenses incurred related to the Eclipsys Merger and Coniston Transactions.

10. Stock Repurchase Agreement with Misys plc and its Affiliates

         In connection with the closing of the Coniston Transactions, the Stock Repurchase Agreement, dated as of February 10, 2009, by and among Misys, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts (the “Stock Repurchase Agreement”) was terminated. Pursuant to the Stock Repurchase Agreement, Allscripts had agreed to purchase from Misys, and Misys had agreed to sell to Allscripts, the number of shares of Allscripts’ common stock needed to keep Misys’ ownership percentage in Allscripts unaffected by certain open market repurchases being made by Allscripts. No early termination penalties were incurred by Allscripts in connection with the termination of the Stock Repurchase Agreement. Through May 31, 2010, the Company repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. There were no shares repurchased under the Stock Repurchase Agreement during the nine months ended September 30, 2010.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

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

Allscripts has organized its business around groups of similar customers, which resulted in four reportable segments: clinical solutions, hospital solutions, health solutions and prepackaged medications. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The hospital solutions segment is a new segment established to capture the operating results of the former legacy Eclipsys business. The hospital solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Hospital solutions include software, related installation and training services, the resale of related hardware, hosting of our software and outsourced solutions. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital and homecare providers. Health solutions include software, related installation and training services, the resale of related hardware and hosting of our software. The prepackaged medications segment derived its revenue from the prepackaged medications business, including wholesale medication sales and on-site medication dispensing. As discussed in Note 2, the prepackaged medications business was disposed in March 2009.

The Company does not track its assets by segment. The Company does not allocate interest or income taxes to its operating segments. In addition, the Company records corporate selling, general, and administrative expenses and amortization of intangibles in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of the operating segments.

	Three Months Ended		Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009
Revenue
Clinical solutions	$160,957	$139,102	$478,557	$406,460
Hospital solutions	51,228	0	51,228	0
Health solutions	30,208	25,808	88,373	75,765
Prepackaged medications	0	0	0	9,721

Total revenue	$242,393	$164,910	$618,158	$491,946

(Loss) income from operations
Clinical solutions	$40,574	$37,676	$128,070	$115,123
Hospital solutions	8,005	0	8,005	0
Health solutions	16,570	12,524	46,593	33,684
Prepackaged medications	0	0	0	1,137
Unallocated corporate expenses	(66,836)	(28,630)	(131,888)	(81,857)

Total (loss) income from operations	($1,687)	$21,570	$50,780	$68,087

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

12. Related Parties

Shared Services Agreement and Transition Services Agreement

On March 1, 2009, Allscripts and Misys entered into a Shared Services Agreement dated as of March 1, 2009 and effective as of October 10, 2008 (the “Shared Services Agreement”). The Shared Services Agreement was approved by the Audit Committee of Allscripts’ Board of Directors. The services provided to Allscripts under the Shared Services Agreement included: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Under the Shared Services Agreement, Allscripts has provided Misys with certain tax, facility space and payroll processing services. The Shared Services Agreement expired in accordance with its terms on August 20, 2010.

Pursuant to the Framework Agreement, on August 20, 2010, Allscripts and Misys entered into a Transition Services Agreement (the “Transition Services Agreement”) pursuant to which each party will continue to provide to the other certain services and personnel to support the other’s business, which services were previously provided under the Shared Services Agreement. The services that Misys agreed to provide Allscripts under the Transition Services Agreement include research and development services, customer support services and information systems services while Allscripts agreed to provide Misys financial services and tax services.

As of September 30, 2010, May 31, 2010 and December 31, 2009, $1,209, $1,635 and $1,991, respectively, was owed to Misys under these agreements. Expenses incurred under these services agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009
Cost of services agreements	$3,725	$3,541	$11,104	$10,544

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

13. Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. This accounting guidance is effective for fiscal years beginning on or after June 15, 2010 and should be applied prospectively. Early adoption is permitted. If we were to adopt this guidance prior to the first quarter of 2011, we must apply it retrospectively to the beginning of the year of adoption and to all interim periods presented. We are currently evaluating the impact of the pending adoption of accounting guidance on our consolidated financial statements.

In February 2010, the FASB revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The guidance was adopted by the Company on June 1, 2010 for interim and annual reporting, except for the gross presentation of the Level 3 roll forward information, which will be required for interim and annual periods beginning June 1, 2011. This guidance did not have a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements. This updated guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning on or after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements.

In October 2009, the FASB issued updated guidance related to certain arrangements that contain software elements, which amends revenue recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This updated guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this update unless it also elects early application of the update related to multiple element arrangements. This guidance is not expected to have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB revised the authoritative guidance for business combinations. The purchase method of accounting will continue to be required for all business combinations, but the revised guidance significantly changes the accounting for other aspects of business combinations. Under the guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised guidance will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. It also includes a substantial number of new disclosure requirements. This new guidance was adopted by the Company on June 1, 2009 and is to be applied prospectively to business combinations for which the acquisition date is on or after June 1, 2009. The Company’s business combination transactions are now being accounted for under this new guidance, including the Eclipsys Merger (see Note 2).

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

14. Contingencies

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

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business, including intellectual property infringement, misappropriation or other intellectual property violation claims. Certain matters described below relate to intellectual property claims asserted against the Company. The Company believes that the matters described in the next paragraph are not material and do not relate to the core of the Company’s applications. The Company also believes that it has strong defensive positions in such matters, but the outcomes of patent and other intellectual property lawsuits are often uncertain and such lawsuits are typically expensive to litigate.

On September 8, 2008, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and Allscripts, LLC, in the United States District Court for the Middle District of Florida. Pegasus’ claims against the Company include breach of license agreement, copyright infringement, misappropriation of trade secrets, unfair trade practices and unfair competition based on the Company’s allegedly unauthorized use of a software development toolkit related to barcode recognition. Following substantial further pretrial proceedings before the Court and a subsequent mediation session, the parties agreed to submit this dispute to binding arbitration, and in connection therewith, the Company and Pegasus entered into a partial settlement agreement pursuant to which the Company paid Pegasus $2,000 for a nine-year new license agreement for several Pegasus products. The arbitration began on July 26, 2010 and concluded on August 17, 2010. On August 26, 2010, the arbitrator awarded Pegasus $2,999 in damages and legal interest which was offset by the $2,000 license fee payment, resulting in an additional payment by the Company of $999.

On September 14, 2010, Pegasus filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart, as well as two now-defunct Florida corporations which formerly did business with the Company, as co-defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from a license agreement entered into by Advanced Imaging Concepts, Inc. in November 2002. Defendants have moved for an extension of time to respond to the amended complaint, and have moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida.

On April 22, 2009, Doctors Administrative Solutions, LLC (“DAS”), a former reseller of Misys MyWay software, filed a lawsuit against Allscripts, LLC in state court in Tampa, Florida alleging breach of warranty, breach of contract, and tortious interference with prospective business relationships. Allscripts, LLC removed the case to the United States District Court for the Middle District of Florida, after which DAS filed an amended complaint adding additional claims for breach of contract, specific performance, and declaratory judgment, and seeking damages and injunctive relief. The Company answered and counterclaimed against DAS for breaches of contract and trademark infringement. The case is currently scheduled for a bench trial in April 2011.

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

On or about June 30, 2010, the plaintiff in the Iron Workers case dismissed its complaint in the Superior Court of Fulton County, State of Georgia and refiled its complaint in the Superior Court of Gwinnett County, State of Georgia. On or about July 9, 2010, the plaintiff in the Iron Workers case filed an Amended Complaint. On or about July 9, 2010, Jody Madala, individually and on behalf of the public stockholders of Eclipsys, filed a sixth purported class action complaint in the Superior Court of Gwinnett County, State of Georgia against the same defendants as the first case (except not Allscripts or Arsenal) captioned Madala v. Pead et al. The cases in the Superior Court of DeKalb County were subsequently transferred to the Superior Court of Gwinnett County, Business Case Division.

The lawsuits allege, among other things, that the Eclipsys directors breached their fiduciary duties and that Eclipsys aided and abetted those breaches. Five of the complaints (excepting the first) also allege facts concerning the proposed secondary public offering of certain Allscripts shares owned by Misys and the buy back by Allscripts of certain shares owned by Misys. Certain lawsuits also contain allegations that the joint proxy statement/prospectus/information statement on Form S-4 is materially misleading in certain respects including the omission of information concerning certain financial projections and whether or how the parties and their financial advisors have accounted for certain proceeds to be paid to Misys in the stock buy back. Certain lawsuits also allege that Allscripts aided and abetted such alleged breaches of fiduciary duties by the directors of Eclipsys. Based on these allegations, the lawsuits seek, among other relief, rescission of the merger or damages. They also purport to seek recovery of the costs of the action, including reasonable attorneys’ fees.

On or about July 27, 2010, the Superior Court of Gwinnett County, Business Case Division, granted the Eclipsys defendants’ motion to dismiss the Iron Workers’ Amended Complaint. On or about August 5, 2010, the Georgia Court of Appeals denied Iron Workers’ emergency request for an injunction pending appeal. The appeal was then briefed in the ordinary course and is awaiting decision. The other five lawsuits have been stayed in the trial court pending resolution of the appeal.

The outcome of any such litigation is inherently uncertain. Each company may incur substantial defense costs and expenses. An unfavorable outcome may adversely affect the combined company’s business, financial condition or results of operations.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

15. Subsequent Events

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The critical terms of the interest rate swap agreement and the debt allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement will be recognized in other comprehensive income with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero.

We will not use this interest rate swap agreement for trading purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except per share amounts)

Overview

Eclipsys Merger and Basis of Presentation

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts”) completed the transactions contemplated by an Agreement and Plan of Merger dated June 9, 2010 by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation, an enterprise provider of solutions and services to hospitals and clinicians (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010.

The merger with Eclipsys has been accounted for as a purchase business combination. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The operating results of Eclipsys are included in the accompanying consolidated statements of operations for periods subsequent to the completion of the merger, August 24, 2010.

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As a result of this change, Allscripts is filing this quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2010. Comparative financial results are provided for the three and nine month periods ended August 31, 2009. We believe the comparative quarters reported for fiscal year 2009 provide a meaningful comparison to the calendar year 2010 quarters and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. Our businesses provide innovative solutions that inform physicians and other healthcare professionals with just-right, just-in-time information, connect them to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various clinical software applications for hospitals, physician practices and post-acute organizations, including acute care and ambulatory Electronic Health Records (EHR), physician practice management, revenue cycle management for hospitals and physicians, clearinghouse services, electronic prescribing, stand-alone Emergency Department Information System (EDIS) (in addition to our EDIS integrated, hospital care management and discharge management solutions, document imaging solutions), and a variety of solutions for home care and other post-acute organizations. We have reported our financial results utilizing four business segments: clinical solutions, hospital solutions, health solutions and prepackaged medications. The hospital solutions segment is a new segment established to capture the operating results of the former legacy Eclipsys business.

Our ambulatory solutions for physician practices include our Enterprise solution for large physician practices and Integrated Delivery Networks; our Professional solution for mid-size primary care and single specialty practices; our PeakPractice solution designed for the same market; and the Allscripts MyWay solution for smaller or independent physician practices. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices and smartphones, or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Our electronic prescribing solutions include a Web-based stand-alone solution offered free-of-charge to any licensed prescriber, and solutions that are integrated into each of our EHRs.

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

        Our acute solutions for hospitals and health systems include integrated enterprise solutions that provide clinical, revenue cycle and performance management software for use by physicians, nurses and other members across a healthcare organization’s team. Sunrise Enterprise is the Allscripts software family of solutions, including the following clinical, access, financial and departmental solutions: 1) Sunrise Clinical Manager, which includes the major integrated applications Sunrise Acute Care Sunrise Ambulatory Care, Sunrise Critical Care, Sunrise Emergency Care and Sunrise Pharmacy, in addition to related modules and capabilities, such as Knowledge-Based Charting, Knowledge-Based Medication Administration and others. Sunrise Clinical Manager enables a physician or other authorized clinician to view patient data and conduct computerized physician order entry (CPOE) quickly at the point of care, from virtually any other point in the enterprise or through secure remote access, providing evidence-based clinical decision support at the time of order entry; 2) Sunrise Access Manager, which shares the Sunrise Clinical Manager platform and health data repository and includes Sunrise Enterprise Scheduling and Sunrise Enterprise Registration, enabling healthcare providers to identify a patient at any time within a healthcare organization and to collect and maintain patient information on an enterprise-wide basis; 3) Sunrise Patient Financials, which provides centralized enterprise-wide business office capabilities that help healthcare organizations improve financial workflows and more effectively manage their patient billing, accounts receivable, and contract management functions, helping to reduce costs for this important function and maximize and accelerate appropriate reimbursements from patients and other parties.

Our acute solutions also include the Enterprise Performance Management solution suite, a grouping of our executive tools that support direct patient care-related activities, as well as operational performance management. Allscripts solutions focus on three critical areas for healthcare performance management: financial decision support; hospital patient flow and throughput; and clinical analytics. These solutions bring together integrated data from across the enterprise to analyze dependencies, trends and patterns, bottlenecks and areas of concern from a high level, down to the individual patient, clinician or resource. The Enterprise Performance Management Suite includes: 1) Sunrise EPSi , a fully integrated, Web-based solution that provides integrated analytics, budgeting and knowledge-based decision support designed to bring together all the major components of financial management — strategic planning, product line budgeting, cost accounting, and operational and capital budgeting — to plan more effectively and accurately for the future and address the financial challenges facing healthcare organizations today; 2) Sunrise Patient Flow, which gives hospitals effective management and visibility of patients’ movements throughout the enterprise enabling hospital management to identify bottlenecks and operational constraints and better coordinate resources to optimize patient flow; 3) Sunrise Clinical Analytics, an advanced clinical business intelligence solution that enables organizations to effectively track and measure clinical performance and identify how clinician actions impact outcomes, helping organizations to monitor and improve performance related to core measures, hospital-acquired complications and other quality initiatives.

Other clinical and ancillary solutions for the acute market include Sunrise Record Manager, a health information management (HIM) solution that automates the workflow associated with the collection, maintenance and distribution of information to maximize EHR benefits, helping hospitals better meet regulatory reporting requirements; Sunrise Laboratory, which helps high-volume hospital laboratories improve operational performance by automating laboratory workflow from end to end, with decision-making and reporting driven by real-time clinical information; and Sunrise Radiology, a comprehensive radiology information system, and the Sunrise PACS picture archiving and communications system (the latter powered by Sectra), which can be implemented together, separately, or as part of an image-enabled clinical information system to deliver imaging data as an integrated part of the overall patient record accessible using any Sunrise Enterprise-enabled device.

Our acute solutions also include offerings for hospitals that are seeking a stand-alone Emergency Department Information System (EDIS) and care management solutions, as well as post-acute facilities such as home health providers, hospices and skilled nursing facilities. Allscripts ED is an EDIS that electronically streamlines processes for hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT, a legacy EDIS product, offers similar functionality for streamlining the Emergency Department care process in small hospitals. Allscripts Care Management is a Web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits. Allscripts Post Acute solutions include: Referral Management, Referral Management Plus, and Allscripts Mobile. These solutions streamline the transition of care process between hospitals and post-acute care facilities. Our solution for home health providers is an integrated system that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office.

Related to the implementation and use of our software, we also offer 1) professional services, 2) remote hosting, and 3) information technology outsourcing of software from Allscripts and from a number of third-parties. Our professional services are associated with the implementation of our software, the conversion and integration of clients’ historical data into our software and systems, ongoing training and support in the use of our software, and consulting services to help clients improve their operations. The Allscripts Speed to Value methodology helps our clients quickly achieve value from their investment in Allscripts solutions through accelerated software installation and systems configuration. Our remote hosting services help our clients manage their complex healthcare IT solutions infrastructure while freeing up physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site. Under this offering, we assume responsibility for processing Allscripts and/or non-Allscripts applications for our clients using equipment and personnel at our facilities. Other remote services, such as remote monitoring and remote help desk, are also offered. Software installation, upgrades and patches and network configuration and repairs are handled by Allscripts IT professionals behind the scenes, so hospital IT departments can focus on more strategic initiatives. Our information technology outsourcing provides full, partial or transitional IT outsourcing services to our clients. This service allows healthcare organizations to concentrate on their core mission while leveraging our knowledge of healthcare processes and proven healthcare IT methodologies to build and manage an IT infrastructure that helps organizations derive value from their technology investments. We assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets. These services may also include facilities management, remote hosting and/or other remote services to help our clients to minimize the capital investment involved in staffing and maintaining its IT operations.

        On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter over the five year term for a total of approximately $18,000. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. As a result of the Meds Agreement, prepackaged medications revenue is only included in operating results for the nine months ended August 31, 2009.

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

We believe a combination of executive and legislative leadership at the federal level, industry standards, and federal incentives that exist today for e-prescribing and pay-for-quality initiatives, will quickly make electronic health records as common as practice management systems in all provider offices. We believe the stimulus and other provisions provided by the American Recovery and Reinvestment Act of 2009 (the “Stimulus”) will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the material opportunity presented by the Stimulus and have seen a positive impact on new orders, particularly in our Enterprise products, in our three and nine months ended September 30, 2010. However, we believe that the impact on new orders related to the Stimulus have been tempered by continued uncertainty around the Stimulus and related funding requirements and also due to the challenging economic conditions which have motivated customers and prospective customers to defer capital investments, conserve cash and move towards software subscription arrangements versus traditional licensing arrangements. We believe that the continuation of these challenging economic conditions and uncertainty around the Stimulus may continue until physicians and hospitals begin receiving the first stimulus payments in early 2011. Additionally, we face the following other material opportunities, challenges and risks related to the Stimulus, which are further described below: (i) developing adequate capacity to satisfy the potential increased demand; (ii) ensuring that all of our products obtain applicable product certifications and our customers are able to achieve “meaningful use” as required by the Stimulus; (iii) taking advantage of demand trends; and (iv) positioning the Company as a provider to potential government-funded health care providers.

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

In order for our customers to qualify for Stimulus funding, our products must meet various requirements for product certification under the Stimulus regulations, and must enable our customers to achieve “meaningful use,” as such term is currently defined under the July 28, 2010 CMS Final Rule and under any future Stimulus regulations and guidance that CMS may release. The CMS Final Rule provides for a phased approach to implementation of the meaningful use standards, with Stage 1 set forth in the proposed rule and Stages 2 and 3 reserved for future rulemaking based upon the experiences with Stage 1. Also, an interim final rule has been implemented by the Office of National Coordinator, U.S. Department of Health and Human Services, to adopt an initial set of standards, implementation specifications, and certification criteria to enhance the use of health information technology and support its meaningful use. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by CCHIT and/or other regulatory bodies, and the length, if any, of additional related development and other efforts required to meet meaningful use standards could materially impact our ability to maximize the market opportunity. Our Allscripts Professional EHR version 9.0 and Allscripts PeakPractice EHR version 5.5 were certified as 2011/2012 compliant and as Complete EHRs on September 30 and October 29, respectively, by CCHIT in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services (HHS). Allscripts ED Version 6.3 Release 4 was certified 2011/2012 compliant and as an EHR Module on Sept. 30, 2010 by CCHIT, in accordance with the applicable hospital certification criteria of HHS. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under ARRA. Currently, given the maturity of our products, management does not believe the incremental development effort, if any, required for our remaining acute care and ambulatory EHRs to meet the final meaningful use standards, as set in the July 28, 2010 CMS Final Rule, will be significant. Management has made product development a strategic focus, with development funding expected to be as high as 10% of revenues this calendar year. Management has also positioned the current product portfolio to achieve certification in time for our customers to take maximum advantage of the Stimulus incentives offered to physicians under ARRA.

The market for acute care solutions is highly competitive. Sales cycles can occur over an extended period of time and require hospitals to secure external funding to finance their purchases of new clinical information systems. Several companies that we compete with are privately held which can provide certain advantages in capturing new client relationships. In addition, the market has increasingly moved toward adoption of integrated solutions that connect various venues of care including hospitals, physician offices, clinics, laboratories, post acute facilities and other care delivery settings. The merger of Allscripts and Eclipsys was meant to respond to these emerging market dynamics by providing a full complement of solutions across the community of care. However other vendors may be better known or be perceived as a more integrated solutions provider currently. The company has product integration plans that demonstrate the future direction for integrated solutions as well as current efforts that illustrate interoperability in common client settings. However, it will take time and resources to complete the product integration plan to meet current and evolving market demand for such solutions.

        In addition, implementation of clinical systems in hospitals is a highly complex undertaking and can take longer to complete than originally planned. While the company believes it has established itself as a leading provider of computerized physician order entry and related solutions, the complexities of individual health systems, local health care environments, native IT environments and other factors can extend implementation times and result in delays.

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

Although the Company believes it has and continues to take the proper steps to take advantage of the opportunity presented by the Stimulus, given the effects the Stimulus is having on our customers, there can be no assurance that the Stimulus will result in significant new orders for the Company in the near term, and if it does, that the Company will have the capacity to meet the additional market demand in a timely fashion.

We believe the combination of Allscripts and Eclipsys will allow the combined company to become a larger, more competitive “end-to-end” solutions provider within the healthcare information technology industry. Combining the companies’ respective solution sets will result in one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post acute care solutions from Allscripts with Eclipsys’ enterprise solutions for hospitals and health systems, the combined company will offer a single platform of clinical, financial, connectivity and information solutions.

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

Cost of revenue for Allscripts’ clinical solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, third-party transaction processing costs, amortization of acquired proprietary technology, depreciation and amortization and other direct engagement costs. Cost of revenue for Allscripts’ hospital solutions segment and health solutions segment consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, depreciation and amortization and other direct engagement costs. Cost of revenue for the prepackaged medications segment consists primarily of the cost of the medications, cost of salaries, bonuses and benefits for repackaging personnel, shipping costs, repackaging facility costs and other costs. In addition, the cost of revenue for the clinical solutions and health solutions segments includes certain services performed by Misys under the Shared Services Agreement and Transition Services Agreement.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, product solutions management expenses and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment. In addition, selling, general and administrative expenses include certain services performed by Misys under the Shared Services Agreement and Transition Services Agreement.

Research and development expenses consist primarily of salaries, bonuses and benefits, third party contractor costs and other costs directly related to development of new products and upgrading and enhancing existing products.

Amortization of intangibles consists of amortization of customer relationships, trade names and other intangibles acquired under purchase accounting related business combinations.

Interest expense consists primarily of interest on our previously outstanding 3.50% Senior Convertible Debentures (the “Debentures”), interest on capital leases and interest expense on outstanding debt.

Interest income and other, net consists primarily of interest earned on cash and marketable securities, and realized gains on investments.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, remote hosting of our software and outsourcing. For some clients, we host the software applications licensed from us remotely on our own servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. Prepackaged medications revenue is only included in operating results for the nine months ended August 31, 2009, as the related business was disposed in March 2009.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is considered probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (software license revenues) are accounted for using the residual method. For agreements that are deemed to have extended payment terms, revenue recognition is limited to amounts due and payable.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is generally based upon contractual renewal rates. For agreements accounted for under percentage of completion accounting and deemed to have extended payment terms, revenue is recognized using the input method but is limited to the amounts due and payable. For income statement presentation, consideration from agreements accounted for under percentage of completion accounting is allocated between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to software license fee.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the written and implied arrangement terms do not satisfy the criteria for revenue recognition upon delivery of the software to the VAR.

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

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based upon contractual renewal rates. Revenue from EDI services is recognized as services are provided and is determined based on the volume of transactions processed. Prior to the sale of the Company’s prepackaged medications business in March 2009, revenue from the sale of prepackaged medications, net of provisions for estimated returns, was recognized upon shipment of the pharmaceutical products, the point at which the customer took ownership and assumed risk of loss, when no performance obligations remain and collection of the receivable was probable.

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

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired, including intangible assets, and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

	Three Months Ended		Nine Months Ended		% Change Three Months Ended	% Change Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009
Revenue:
System sales	$46,913	$33,457	$135,573	$98,135	40.2%	38.1%
Professional services	38,948	15,918	82,341	48,557	144.7%	69.6%
Maintenance	76,827	59,419	206,472	172,215	29.3%	19.9%
Transaction processing and other	79,705	56,116	193,772	163,318	42.0%	18.6%

Total software and related services	242,393	164,910	618,158	482,225	47.0%	28.2%
Prepackaged medications	0	0	0	9,721	N/M	N/M

Total revenue	242,393	164,910	618,158	491,946	47.0%	25.7%
Cost of revenue:
System sales	22,199	19,579	70,250	52,203	13.4%	34.6%
Professional services	33,556	15,503	71,553	48,472	116.4%	47.6%
Maintenance	26,806	20,949	68,352	61,258	28.0%	11.6%
Transaction processing and other	35,420	19,809	74,961	57,923	78.8%	29.4%

Total software and related services	117,981	75,840	285,116	219,856	55.6%	29.7%
Prepackaged medications	0	0	0	7,626	N/M	N/M

Total cost of revenue	117,981	75,840	285,116	227,482	55.6%	25.3%

Gross profit	124,412	89,070	333,042	264,464	39.7%	25.9%
% of Revenue	51.3%	54.0%	53.9%	53.8%
Selling, general and administrative expenses	103,826	52,959	227,165	155,849	96.0%	45.8%
Research and development	16,697	11,978	44,545	32,524	39.4%	37.0%
Amortization of intangible assets	5,576	2,563	10,552	8,004	117.6%	31.8%

(Loss) income from operations	(1,687)	21,570	50,780	68,087	(107.8%)	(25.4%)
Interest expense	(3,069)	(685)	(3,851)	(2,142)	348.0%	79.8%
Interest income and other, net	250	101	979	432	147.5%	126.6%

(Loss) income before income taxes	(4,506)	20,986	47,908	66,377	(121.5%)	(27.8%)
Benefit (provision) for income taxes	5,879	(8,054)	(14,868)	(26,829)	(173.0%)	(44.6%)

Effective tax rate	130.5%	38.4%	31.0%	40.4%
Net income	$1,373	$12,932	$33,040	$39,548	(89.4%)	(16.5%)

N/M – not meaningful

Revenue

Revenue for the three and nine months ended September 30, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. All software and related services revenue categories reflect increases from the prior year comparable quarter. Excluding the impact of Eclipsys revenue totaling $51,228 from August 24, 2010 through September 30, 2010, software and related services revenue for the three and nine months ended September 30, 2010 consists of the following:

	Three Months Ended		Nine Months Ended		% Change Three Months Ended	% Change Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009
Revenue:
System sales	$40,276	$33,457	$128,936	$98,135	20.4%	31.4%
Professional services	28,054	15,918	71,447	48,557	76.2%	47.1%
Maintenance	64,444	59,419	194,089	172,215	8.5%	12.7%
Transaction processing and other	58,391	56,116	172,458	163,318	4.1%	5.6%

Total software and related services revenue	$191,165	$164,910	$566,930	$482,225	15.9%	17.6%

Three Months Ended September 30, 2010 Compared to the Three Months Ended August 31, 2009

Excluding the revenues contributed by Eclipsys during the three months ended September 30, 2010, system sales and professional services reflect the most significant increases in revenue during the three months ended September 30, 2010 as compared to the prior year comparable period. System sales increased as a result of an increase in customer orders compared to the three months ended August 31, 2009. Professional services revenue increased as a result of an increase in customer orders as well as an increase in professional services headcount which increased our capacity to provide more billable hours. Maintenance revenue and transaction processing revenue increased primarily related to growth in our customer base.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended August 31, 2009

Excluding the revenues contributed by Eclipsys during the nine months ended September 30, 2010, system sales increased during the nine months ended September 30, 2010 as a result of an increase in customer orders compared to the nine months ended August 31, 2010. Professional services revenue increased primarily from an increase in professional services headcount which increased our ability to provide more billable hours. The increase in customer orders also contributed to the increase in professional services revenue. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts.

Gross Profit

Consolidated gross profit for the three and nine months ended September 30, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys gross profit totaling $20,524 for the period August 24, 2010 through September 30, 2010, software and related services gross profit for the three and nine months ended September 30, 2010 consists of the following:

	Three Months Ended		Nine Months Ended		% Change Three Months Ended	% Change Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009

Total software and related services cost of revenue	$87,277	$75,840	$254,412	$219,856	15.1%	15.7%

Gross profit	$103,888	$89,070	$312,518	$262,369	16.6%	19.1%
% of Revenue	54.3%	54.0%	55.1%	54.4%

Three Months Ended September 30, 2010 Compared to the Three Months Ended August 31, 2009

Excluding the impact of gross profit contributed by Eclipsys, the increase in gross profit is primarily due to higher system sales that were driven by an increase in software orders during the three months ended September 30, 2010 compared to the three months ended August 31, 2009 and an increase in maintenance revenues. Gross profit as a percentage of revenue remained in line with the prior year comparable period.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended August 31, 2009

Excluding the impact of gross profit contributed by Eclipsys, the increase in gross profit is primarily due to higher system sales that were driven by an increase in software orders during the nine months ended September 30, 2010 compared to the nine months ended August 31, 2009, an increase in professional services revenue due to the increased capacity to deliver billable hours and an increase in maintenance revenue due to growth in our customer base and annual maintenance fee increases under existing contracts. The improvement in gross profit as a percent of revenue was primarily due to an increase in the gross profit contributed by professional services due to improved utilization of professional services resources.

Income from Operations

Consolidated operating income for the three and nine months ended September 30, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys loss from operations totaling ($7,231) for the period August 24, 2010 through September 30, 2010, operating income for the three and nine months ended September 30, 2010 consists of the following:

	Three Months Ended		Nine Months Ended		% Change Three Months Ended	% Change Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009

Income from operations	$5,544	$21,570	$58,011	$68,087	(74.3%)	(14.8%)

Three Months Ended September 30, 2010 Compared to the Three Months Ended August 31, 2009

Excluding the impact of operating income contributed by Eclipsys, the decrease in operating income is primarily due to increases in selling, general and administrative expenses as a result of an increase in headcount and expenses incurred related to the Eclipsys Merger, Coniston Transactions and other integration-related costs totaling $26.5 million. Research and development expenses also increased due to an increase in headcount. The increase in expenses was partially offset by an increase in gross profit which is due to higher system sales that were driven by an increase in software orders and an increase in maintenance revenues.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended August 31, 2009

Excluding the impact of operating income contributed by Eclipsys, the decrease in operating income is primarily due to increases in selling, general and administrative expenses and research and development expenses. Selling, general and administrative expenses increased as a result of an increase in headcount and expenses incurred related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs totaling $39.3 million. Research and development expenses increased as a result of increased headcount. The increase in expenses was partially offset by an increase in gross profit attributable to an increase in software orders during the nine months ended September 30, 2010 compared to the nine months ended August 31, 2009, an increase in professional services revenue due to the increased capacity to deliver billable hours and an increase in maintenance revenue due to growth in our customer base and annual maintenance fee increases under existing contracts.

Segment Operations

Overview of Segment Results

	Three Months Ended		Nine Months Ended		% Change Three Months Ended	% Change Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009
Revenue:
Clinical solutions	$160,957	$139,102	$478,557	$406,460	15.7%	17.7%
Hospital solutions	51,228	0	51,228	0	N/M	N/M
Health solutions	30,208	25,808	88,373	75,765	17.0%	16.6%
Prepackaged medications	0	0	0	9,721	N/M	N/M

Total revenue	$242,393	$164,910	$618,158	$491,946	47.0%	25.7%

(Loss) income from operations
Clinical solutions	$40,574	$37,676	$128,070	$115,123	7.7%	11.2%
Hospital solutions	8,005	0	8,005	0	N/M	N/M
Health solutions	16,570	12,524	46,593	33,684	32.3%	38.3%
Prepackaged medications	0	0	0	1,137	N/M	N/M
Unallocated corporate expenses	(66,836)	(28,630)	(131,888)	(81,857)	133.4%	61.1%

Total (loss) income from operations	($1,687)	$21,570	$50,780	$68,087	(107.8%)	(25.4%)

Clinical Solutions

	Three Months Ended		Nine Months Ended		% Change Three Months Ended	% Change Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009
Revenue:
System sales	$35,362	$28,949	$114,024	$84,511	22.2%	34.9%
Professional services	23,621	12,863	60,542	40,570	83.6%	49.2%
Maintenance	56,053	51,147	167,569	147,652	9.6%	13.5%
Transaction processing and other	45,921	46,143	136,422	133,727	(0.5%)	2.0%

Total revenue	160,957	139,102	478,557	406,460	15.7%	17.7%

Total cost of revenue	79,669	68,502	231,115	197,761	16.3%	16.9%

Gross profit	81,288	70,600	247,442	208,699	15.1%	18.6%
% of Revenue	50.5%	50.8%	51.7%	51.3%
Selling, general and administrative expenses	29,176	23,103	84,626	70,315	26.3%	20.4%
Research and development	11,538	9,821	34,746	23,261	17.5%	49.4%

Income from operations	$40,574	$37,676	$128,070	$115,123	7.7%	11.2%

Revenue

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

Clinical solutions revenue increased during the three months ended September 30, 2010 due to an increase in system sales attributable to an increase in customer orders compared to the three months ended August 31, 2009, and an increase in professional services driven by an increase in professional services headcount which provided additional capacity to deliver more billable hours. The increase in customer orders also contributed to the increase in professional services revenue. Maintenance revenues also increased which was driven by continued growth in the Company’s customer base.

Clinical solutions revenue increased during the nine months ended September 30, 2010 primarily due to an increase in customer orders that drove increases in all revenue categories. The increase in professional services was also driven by an increase in professional services headcount which provided additional capacity to deliver more billable hours. Additionally, maintenance revenues increased as a result of continued growth in the clinical solutions customer base and annual maintenance fee increases under existing contracts.

Gross Profit

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

Clinical solutions gross profit increased during the three and nine months ended September 30, 2010 as compared to the prior year comparable periods primarily attributable to an increase in system sales that was driven by an increase in software orders, an increase in professional services revenue due to the increased capacity to deliver billable hours and an increase in maintenance revenue due to growth in our customer base and annual maintenance fee increases under existing contracts. Gross profit as a percentage of revenue for the three and nine months ended September 30, 2010 remained in line with the comparable prior year periods.

Selling, General and Administrative

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

The increase in selling, general and administrative costs during the three and nine months ended September 30, 2010 as compared to the three and nine months ended August 31, 2009 is primarily due to compensation related expenses.

Research and Development

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

Clinical solutions research and development costs increased during the three and nine months ended September 30, 2010 primarily due to an increase in costs related to a higher number of internal and external research and development resources required to achieve new features and functionality and meet the meaningful use guidelines stipulated by healthcare legislation. Increased costs in both periods were partially offset by increases in the capitalization of software development costs.

Hospital Solutions

	Three Months Ended		Nine Months Ended		% Change Three Months Ended	% Change Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009

Revenue:

System sales	$6,637	$0	$6,637	$0	N/M	N/M
Professional services	10,894	0	10,894	0	N/M	N/M
Maintenance	12,383	0	12,383	0	N/M	N/M
Transaction processing and other	21,314	0	21,314	0	N/M	N/M

Total revenue	51,228	0	51,228	0	N/M	N/M

Total cost of revenue	30,704	0	30,704	0	N/M	N/M

Gross profit	20,524	0	20,524	0	N/M	N/M
% of Revenue	40.1%	0.0%	40.1%	0.0%
Selling, general and administrative expenses	8,658	0	8,658	0	N/M	N/M
Research and development	3,861	0	3,861	0	N/M	N/M

Income from operations	$8,005	$0	$8,005	$0	N/M	N/M

The hospital solutions segment is a new segment that will capture the results of legacy Eclipsys. Accordingly, comparative results will first be presented when the 10-Q for the quarter ending September 30, 2011 is filed.

Health Solutions

	Three Months Ended		Nine Months Ended		% Change Three Months Ended	% Change Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009

Revenue:

System sales	$4,914	$4,508	$14,912	$13,624	9.0%	9.5%
Professional services	4,433	3,055	10,905	7,987	45.1%	36.5%
Maintenance	8,391	8,272	26,520	24,563	1.4%	8.0%
Transaction processing and other	12,470	9,973	36,036	29,591	25.0%	21.8%

Total revenue	30,208	25,808	88,373	75,765	17.0%	16.6%

Total cost of revenue	7,608	7,338	23,297	22,095	3.7%	5.4%

Gross profit	22,600	18,470	65,076	53,670	22.4%	21.3%
% of Revenue	74.8%	71.6%	73.6%	70.8%
Selling, general and administrative expenses	4,732	3,789	12,545	13,884	24.9%	(9.6%)
Research and development	1,298	2,157	5,938	6,102	(39.8%)	(2.7%)

Income from operations	$16,570	$12,524	$46,593	$33,684	32.3%	38.3%

Revenue

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

The health solutions revenue increase during the three months ended September 30, 2010 is primarily attributable to increases in professional services and transaction processing which were driven by an increase in health solutions orders compared to the three months ended August 31, 2009. Transaction processing primarily consists of software sold as a service.

The increase in health solutions revenue in the nine months ended September 30, 2010 is due to an increase in system sales attributable to an increase in customer orders compared to the prior year comparable period, an increase in professional services driven by an increase in professional services headcount which provided additional capacity to deliver more billable hours and an increase in transaction processing as the result of an increase in customer orders. Maintenance revenues also increased due to growth in our customer base and annual maintenance fee increases under existing contracts.

Gross Profit

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

Health solutions gross profit increased during the three and nine months ended September 30, 2010 as compared to the prior year comparable periods primarily due to the increases in professional services revenue and transaction processing revenue related to increased customer orders.

Gross profit as a percentage of revenue for the three and nine months ended September 30, 2010 increased over the comparable prior year periods due to improved utilization of professional services personnel and an improved revenue mix driven by higher margin transaction processing revenue.

Selling, General and Administrative

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

The increase in health solutions selling, general and administrative expenses during the three months ended September 30, 2010 was primarily due to increased sales and product management expenses as compared to the prior year comparable period. The decrease in expenses during the nine months ended September 30, 2010 was due to lower compensation related expenses and marketing expenses as compared to the prior year.

Research and Development

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

Health solutions research and development costs decreased in the three months ended September 30, 2010 primarily due to an increase in capitalization of software development costs relating to increased feature and functionality development efforts that commenced in 2010. This increase was partially offset by an increase in costs related to a higher number of internal and external research and development resources compared to the prior year comparable period. Research and development costs incurred during the nine months ended September 30, 2010 are in line with the comparable prior year period as increased costs related to development resources were offset by increased capitalization of software development costs.

Prepackaged Medications

	Three Months Ended		Nine Months Ended
	September 30, 2010	August 31, 2009	September 30, 2010	August 31, 2009

Total prepackaged medications revenue	$0	$0	$0	$9,721

Total prepackaged medications cost of revenue	0	0	0	7,626

Gross profit	0	0	0	2,095
Selling, general and administrative expenses	0	0	0	958

Income from operations	$0	$0	$0	$1,137

As discussed in the Business Overview and in Note 2 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report, the prepackaged medications business was disposed in March 2009.

Unallocated Corporate Expenses

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

The increase in unallocated corporate expenses during the three months and nine months ended September 30, 2010 as compared to the three and nine months ended August 31, 2009 is attributable to an increase in headcount and expenses incurred related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs.

Amortization of Intangibles

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

Amortization of intangibles increased during the three and nine months ended September 30, 2010 as a result of increased amortization related to intangible assets acquired in the Eclipsys Merger.

Interest Expense and Interest Income and Other, Net

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

Interest expense increased during the three and nine months ended September 30, 2010 as compared to the prior year comparable periods due to interest incurred on the amounts drawn against the Senior Secured Credit Facilities in order to fund the Coniston Transactions. The Company’s outstanding Debentures were converted to common stock during the three months ended August 31, 2009 which contributed to a lower amount of interest expense incurred.

The increase in interest income and other, net during the three and nine months ended September 30, 2010 is due to an increase in the cash and marketable securities balance, net of decreases due to lower interest rates earned on cash in 2010.

Income Tax Expense

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended August 31, 2009

The effective tax rate increased significantly for the three months ended September 30, 2010 compared to the three months ended August 31, 2009 due to nondeductible expenses incurred related to the Eclipsys Merger and Coniston Transactions. The decrease in the effective tax rate for the nine months ended September 30, 2010 as compared to the comparable period in the prior year is due to the reduction in state income tax expense and the utilization of federal research and development credits which is partially offset by the nondeductible expenses incurred related to the Eclipsys Merger and Coniston Transactions.

Contract Backlog

As of September 30, 2010 and August 31, 2009, the Company had a committed contract backlog of approximately $2,592 million and $707 million, respectively. Of that amount, approximately $589 million and $150 million, as of September 30, 2010 and August 31, 2009, respectively, was related to long term software as a service contract commitments. A portion of the contracts in the committed contract backlog are accounted for under the percentage of completion accounting method. The determination of the revenue related to these contracts which will be recognized in the next twelve months is projected based upon the expected implementation period for such contracts.

Liquidity and Capital Resources

As of September 30, 2010 and August 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $121,845 and $86,921, respectively. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended
In thousands	September 30, 2010	August 31, 2009	$ Change 2010 to 2009
Net income	$33,040	$39,548	($6,508)
Non-cash adjustments to net income	69,444	44,693	24,751
Cash used in changes in operating assets and liabilities	(20,171)	(14,430)	(5,741)

Net cash provided by operating activities	$82,313	$69,811	$12,502

Net cash provided by operating activities increased in the nine months ended September 30, 2010 primarily due to increased net income as adjusted for non-cash items partially offset by the utilization of cash by working capital activities. These changes are attributable to the growth in the size of our business as well as a related increase in expenses.

Investing Cash Flow Activities

	Nine Months Ended
In thousands	September 30, 2010	August 31, 2009	$ Change 2010 to 2009
Capital expenditures	($18,622)	($4,521)	($14,101)
Capitalized software	(28,767)	(14,946)	(13,821)
Sales and maturities of marketable securities and other investments, net	2,788	6,278	(3,490)
Change in restricted cash	2,216	0	2,216
Net cash acquired in merger with Eclipsys	170,102	0	170,102
Net proceeds from the sale of the prepackaged medications business	0	8,000	(8,000)

Net cash provided by (used in) investing activities	$127,717	($5,189)	$132,906

Cash provided by investing activities increased during the nine months ended September 30, 2010 due to the cash and restricted cash acquired in the Eclipsys Merger. This increase was partially offset by increases in capital expenditures and software development expenditures. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our products. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during the nine months ended September 30, 2010 that was driven by new product initiatives.

Financing Cash Flow Activities

	Nine Months Ended
In thousands	September 30, 2010	August 31, 2009	$ Change 2010 to 2009
Proceeds from stock options and employee stock purchase plan	$2,913	$6,626	($3,713)
Excess tax benefits from stock-based compensation	(605)	5,463	(6,068)
Net payments on debt instruments	(64,953)	(11,589)	(53,364)
Credit facility borrowings	570,000	0	570,000
Change in parent’s net investment	0	10,548	(10,548)
Repurchase of common stock and senior convertible notes	(679,000)	(59,711)	(619,289)

Net cash used in financing activities	($171,645)	($48,663)	($122,982)

Cash used for financing activities increased during the nine months ended September 30, 2010 compared to the prior year comparable period primarily due to the repurchase of common stock related to the reduction of Misys plc ownership in Allscripts. The increase is partially offset by proceeds from the Senior Secured Credit Facilities which were used to fund the Coniston Transactions and working capital needs. Payments on debt instruments increased as the Company reduced debt outstanding on the Old Credit Facility prior to the Coniston Transactions and the reduction of borrowings under the Revolving Facility.

Future Capital Requirements

In connection with the Coniston Transactions, on August 20, 2010 (the “Closing Date”), Allscripts entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, UBS Securities LLC and Barclays Capital, as co-syndication agents, and a syndicate of banks as co-documentation agents (the “Credit Agreement”).

The Credit Agreement provides for a $470 million senior secured term loan facility (the “Term Facility”) and a $250 million senior secured revolving facility (the “Revolving Facility”), each of which has a five year term (collectively the “Senior Secured Credit Facilities”). In connection with the closing of the Coniston Transactions, Allscripts borrowed $470 million under the Term Facility and $100 million under the Revolving Facility. The proceeds thereof have been used by Allscripts to finance a portion of the Coniston Transactions. The Revolving Facility is available to finance working capital needs and general corporate purposes.

The Term Facility shall mature in quarterly installments commencing on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance as of the fifth anniversary of the Closing Date shall be due and payable on the fifth anniversary of the Closing Date:

Quarterly Installments	Quarterly Principal Amount
December 31, 2010 to September 30, 2011	$5,875
December 31, 2011 to September 30, 2012	11,750
December 31, 2012 to September 30, 2013	17,625
December 31, 2013 to September 30, 2014	23,500
December 31, 2014 to June 30, 2015	29,375
August 20, 2015	Remaining balance

A total of $50 million of the Revolving Facility is available for the issuance of letters of credit and $10 million of the Revolving Facility is available for swingline loans. Allscripts is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facilities bear interest, at Allscripts’ option, at a rate per annum equal to either (1) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the rate for Eurodollar deposits as reflected on the applicable Reuters Screen LIBOR01 for a one month interest period, as such rate may be adjusted for certain reserve requirements, plus 1.0%, or (2) the rate for Eurodollar deposits as reflected on the applicable Reuters Screen LIBOR01 for the interest period relevant to such borrowing, as such rate may be adjusted for certain reserve requirements, plus, in each case, the applicable margin. The applicable margin for borrowings under the Senior Secured Credit Facilities is fixed until the date that is three business days after Allscripts’ financial statements are delivered to lenders with respect to the first fiscal period ending after September 30, 2010, and thereafter the applicable margin for borrowings under the Senior Secured Credit Facilities will be subject to further adjustment based on an agreed leverage grid.

All obligations under the Senior Secured Credit Facilities are guaranteed by, subject to certain agreed upon exceptions, each of Allscripts’ existing and future direct and indirect material domestic subsidiaries, other than Newco (the “Guarantors”).

The obligations of Allscripts and each Guarantor under the Senior Secured Credit Facilities, any swap agreements and any cash management arrangements provided by any lender, are secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts and the Guarantors.

Subject to certain exceptions, the Credit Agreement requires Allscripts to prepay the Term Facility: (i) with 100% of the net cash proceeds received from the incurrence of certain indebtedness for borrowed money; (ii) with 100% of the net cash proceeds of the sale of any assets in excess of $5 million outside the ordinary course of business (including, without limitation, insurance and condemnation proceeds) in any fiscal year, subject to reinvestment rights; and (iii) with 50% of Allscripts’ excess cash flow for each fiscal year, beginning with the 2012 fiscal year. No prepayments under clauses (ii) or (iii) above are required to the extent that Allscripts’ total leverage ratio is less than 2.5 to 1.0. Allscripts may voluntarily prepay outstanding loans under the Senior Secured Credit Facilities, in whole or in part, at Allscripts’ option at any time upon prior notice.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Allscripts’ ability to:

• incur indebtedness (including guarantee obligations);

•  create liens on and sell assets;

•  engage in mergers or consolidations;

•  declare dividends and other payments in respect of our capital stock;

•  make investments, loans and advances;

•  engage in transactions with affiliates;

•  enter into sale and leaseback transactions; and

•  change lines of business.

In addition, the Senior Secured Credit Facilities include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 4.5 to 1.0. The leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense. The minimum interest coverage ratio is calculated by dividing earnings before interest expense and income tax expense by cash interest expense.

The facilities also contain certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

Allscripts terminated the Second Amended and Restated Credit Agreement dated February 10, 2009 among Allscripts, Allscripts, LLC, A4 Health Systems, Inc., A Realty, LLC, Extended Care Information Network, Inc. and Misys Healthcare Systems, LLC, as borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger, as amended on November 20, 2009 (the “Old Credit Facility”). The Old Credit Facility provided for a total unsecured commitment of $150 million and matured on August 15, 2012. No early termination penalties were incurred by Allscripts in connection with the termination of the Old Credit Facility. In connection with the closing of the Coniston Transactions, the Old Credit Facility was terminated, and the related $468 of unamortized deferred debt issuance costs of the Old Credit Facility was written off and is reflected in selling, general and administrative expenses on the consolidated statement of operations for the three and nine months ended September 30, 2010.

As of September 30, 2010, $530,000 in borrowings and $2,421 in letters of credit were outstanding under the Credit Agreement. As of September 30, 2010, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 3.00%, which totaled 3.26%. There was no default under the Credit Agreement as of September 30, 2010.

As of September 30, 2010, we had $187,579 available, net of outstanding letters of credit totaling $2,421, under the Credit Agreement. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

We believe that our cash, cash equivalents and marketable securities of $121,845 as of September 30, 2010, our future cash flows from operations, and our borrowing capacity under our Credit Agreement, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, funding interest payments on our debt instruments, contractual obligations, including the Transition Services Agreement with Misys, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

        The Company’s off-balance sheet arrangements and contractual obligations as of May 31, 2010, are detailed in the 2010 Form 10-K. Other than as described below, there have been no material changes outside the ordinary course of business. As described in Note 8 — Debt in the Notes to Consolidated Financial Statements, the Company entered into a credit agreement whereby we borrowed $570 million to finance the repurchase of Allscripts shares held by Misys plc. The term facility provided under the credit agreement matures in quarterly installments commencing on December 31, 2010. Refer to the table under Future Capital Requirements for the complete repayment schedule.

In connection with the Eclipsys Merger and the related transactions to repurchase shares held by Misys plc, we believe we now have additional income tax exposure totaling $38,668. The acquired tax position related to the Misys share repurchase totaling $25,863 is indemnified by Misys.

As of September 30, 2010, we had letters of credit totaling $4,189 outstanding with $2,421 of such amount issued under our Credit Agreement. The letters of credit are provided as security for corporate facilities leases, to support workers’ compensation insurance policies, contract bids and various other contractual arrangements. No amounts had been drawn on the letters of credit at September 30, 2010.

Recent Accounting Pronouncements

We hereby incorporate by reference Note 13, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Safe Harbor for Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements.

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•	the risk that we will not achieve the strategic benefits of the Eclipsys Merger;

•	the possibility that the expected synergies and cost savings of the Eclipsys Merger will not be realized, or will not be realized within the expected time period;

•	the risk that our business will not be integrated successfully with the business of Eclipsys;

•	disruption from the merger and related transactions making it more difficult to maintain business relationships with customers, partners and others;

•	competition within the industries in which we operate;

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

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•	the implementation and speed of acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	legislative, regulatory and economic developments;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	breach of our security by third parties; and

•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission.

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

As of September 30, 2010, we did not own any derivative financial instruments. We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our Senior Secured Credit Facilities. Based upon our balance of $530,000 of debt under our Senior Secured Credit Facilities as of September 30, 2010, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $5,300. We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements.

Eclipsys has international operations; therefore, we are now exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through September 30, 2010 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

As of September 30, 2010, we had cash, cash equivalents and marketable securities in financial instruments of $121,845. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2010, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,218.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

On August 24, 2010, Allscripts Healthcare Solutions, Inc. and Eclipsys Corporation completed the planned merger of the two entities. During the period leading up to the merger, there were no changes to either company’s internal controls over financial reporting that were reasonably likely to have a material effect. For the post-merger period, management has maintained the operational integrity of each company’s legacy controls over financial reporting. In addition, management designed and tested new controls over financial reporting which supported the accuracy of the financial presentation of the merged Company’s operations.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

As described in Note 3 — Reduction of Misys plc Share Ownership in the Notes to Consolidated Financial Statements, in August 2010 we completed the Share Repurchase and Contingent Share Repurchase as contemplated by the Framework Agreement between Allscripts and Misys plc.

The following table summarizes the stock repurchase activity for the three months ended September 30, 2010:

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
August 1, 2010 – August 31, 2010	29,757	$22.87	N/A	N/A

Item 5.	Other Information

On November 3, 2010, Jeff Surges, Group President, Sales of the Company, notified the Company that he would be resigning from the Company effective November 30, 2010.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2010.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: November 9, 2010

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

3.1	Fourth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

3.2	Amended and Restated By-Laws of Allscripts Healthcare Solutions, Inc.	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.1	Employment Agreement, dated as of July 31, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Glen E. Tullman	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.2	Amendment to Employment Agreement, dated as of July 28, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Lee A. Shapiro	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.3	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and William J. Davis	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.4	Amendment to Employment Agreement, dated as of July 29, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland	Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.5	Employment Agreement dated as of October 10, 2008 by and between Allscripts-Misys Healthcare Solutions, Inc. and Jeff Surges	Filed herewith

10.6	Amendment to Employment Agreement, dated as of September 10, 2010, by and between Allscripts Healthcare Solutions, Inc. and Jeff Surges	Filed herewith

10.7	Amended and Restated Relationship Agreement between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, dated August 20, 2010	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.8	Transition Services Agreement between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, dated August 20, 2010	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.9	On Demand Bank Guarantee No. 406354 issued by The Royal Bank of Scotland plc in favor of Allscripts-Misys Healthcare Solutions, Inc., dated August 17, 2010 and delivered on August 20, 2010	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.10	On Demand Bank Guarantee No. 406355 issued by The Royal Bank of Scotland plc in favor of Allscripts-Misys Healthcare Solutions, Inc., dated August 17, 2010 and delivered on August 20, 2010	Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.11	Credit Agreement by and among Allscripts-Misys Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010	Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.12	Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 10-Q filed with the SEC on May 10, 2005

10.13	Amendment Number One to the Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan	Filed Herewith

10.14	Eclipsys Corporation 2005 Stock Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 8-K filed with the SEC on July 6, 2005

10.15	Amendment Number One to the Eclipsys Corporation 2005 Stock Incentive Plan	Filed Herewith

10.16	Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 10-Q filed with the SEC on May 12, 2008

10.17	Amendment Number One to the Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan	Filed Herewith

10.18	Eclipsys Corporation 2008 Omnibus Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 10-Q filed with the SEC on August 7, 2008

10.19	Amendment Number One to the Eclipsys Corporation 2008 Omnibus Incentive Plan	Filed Herewith

10.20	Eclipsys Corporation Inducement Grant Omnibus Incentive Plan	Incorporated by reference from Exhibit 4.2 to the Eclipsys Corporation Form S-1 filed with the SEC on August 6, 2009

10.21	Amendment Number One to the Eclipsys Corporation Inducement Grant Omnibus Incentive Plan	Filed Herewith

10.22	Eclipsys Corporation Form of Performance Stock Unit Agreement	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 8-K filed with the SEC on March 19, 2010

10.23	Allscripts Healthcare Solutions, Inc. Form of Restricted Stock Unit Award Agreement	Filed Herewith

10.24	Allscripts Healthcare Solutions, Inc. Retention Plan, as amended	Filed Herewith

10.25	Eclipsys Corporation Retention Plan	Filed Herewith

Exhibit 31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	Filed herewith

Exhibit 31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	Filed herewith

Exhibit 32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2010, May 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and August 31, 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and August 31, 2009 and (iv) Notes to Consolidated Financial Statements	*

*	To be furnished in an amendment to this Form 10-Q to be filed no later than 30 days after the filing date of this Form 10-Q, as permitted by Rule 405 of Regulation S-T.