Form 10-Q/A
period 2010-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2010-11-15
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Allscripts Healthcare Solutions, Inc. for the quarter ended September 30, 2010 filed on November 9, 2010 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description	Reference
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2010, May 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and August 31, 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and August 31, 2009 and (iv) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2010.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 15, 2010

3