Form 10-KT
period 2010-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2011-03-01
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2010 to December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on November 30, 2009, the last business day of the registrant’s most recently completed second quarter, as reported by NASDAQ Global Select Market, was approximately $1,239,724,166.

The number of outstanding shares of the registrant’s common stock as of February 15, 2011 was 189,033,928.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2011 annual stockholders’ meeting are incorporated by reference into Part III.

Explanatory Note

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts”) completed the merger (the “Eclipsys Merger”) contemplated by an Agreement and Plan of Merger dated June 9, 2010 (“Merger Agreement”) by and among Allscripts, Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010. The merger is described in greater detail within this Form 10-K. On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As a result of this change, Allscripts is filing this transition report on Form 10-K for the seven months ended December 31, 2010 (“Transition Period”). Unaudited comparative financial results are provided for the seven months ended December 31, 2009.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2010 TRANSITION REPORT ON FORM 10-K

Allscripts Healthcare Solutions, Inc. was incorporated in the state of Delaware. In this report, “we,” “us,” “our” and “Allscripts” refer to Allscripts Healthcare Solutions, Inc. and its wholly owned subsidiaries as of December 31, 2010, unless the context indicates otherwise.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•	the risk that we will not achieve the strategic benefits of the Eclipsys Merger;

•	the possibility that the expected synergies and cost savings of the Eclipsys Merger will not be realized, or will not be realized within the expected time period;

•	the risk that our business will not be integrated successfully with the business of Eclipsys;

•	disruption from the Eclipsys Merger and related transactions making it more difficult to maintain business relationships with customers, partners and others;

•

unexpected requirements to achieve interoperability certification pursuant to the Health Information Technology for Economic and Clinical Health Act, with resulting increases in development and other costs for us;

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

•

compliance obligations under existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry, including possible regulation of our software by the U.S. Food and Drug Administration;

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•

the implementation and speed of acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009, as well as elements of the Patient Protection and Affordable Care Act (aka health reform) which pertains to health IT adoption;

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

PART I

Item 1. Business

General

Allscripts (the trade name of Allscripts Healthcare Solutions, Inc.) is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. We provide innovative solutions that inform physicians and other healthcare professionals with just-right, just-in-time information, connect them to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various clinical software applications for hospitals, physician practices and post-acute organizations, including acute care and ambulatory Electronic Health Records (EHR), physician practice management, revenue cycle management for hospitals and physicians, claims clearinghouse services, electronic prescribing (e-prescribing), integrated hospital care management and discharge management solutions, document imaging solutions, and a variety of solutions for home care and other post-acute organizations.

Overview

Our ambulatory solutions for physician practices include EHR and practice management solutions for large physician practices, Integrated Delivery Networks (a network of facilities and providers working together to offer a continuum of care to a specific market or geographic area), mid-size primary care and single specialty practices, and smaller or independent physician practices. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices and smartphones, or desktop workstations for the purpose of automating the most common physician activities including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges among others. E-prescribing is an integrated component of every Allscripts EHR but we also offer a web-based stand-alone e-prescribing solution free-of-charge to any licensed prescriber.

Our practice management solutions combine scheduling, billing and revenue cycle management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. Our web-based claims clearinghouse solutions are available on a stand-alone basis or integrated into our practice management solutions.

Our acute solutions for hospitals and health systems include integrated enterprise solutions that provide clinical, revenue cycle and performance management software for use by physicians, nurses and other members across a healthcare organization’s team.

Allscripts performance management solutions for hospitals and health systems focus on three critical areas: financial decision support; hospital patient flow and throughput; and clinical analytics. These solutions bring together integrated data from across the enterprise to analyze dependencies, trends and patterns, bottlenecks and areas of concern from a high level, down to the individual patient, clinician or resource.

Our acute solutions also include offerings for hospitals that are seeking stand-alone Emergency Department Information System (EDIS) and care management solutions, as well as post-acute facilities such as home health providers, hospices and skilled nursing facilities.

Allscripts post-acute solutions streamline the transition of care process between hospitals and post-acute care facilities. Our solution for home health providers is an integrated system that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office.

Related to the implementation and use of our software, we also offer 1) professional services, 2) remote hosting, and 3) information technology (IT) outsourcing of software from Allscripts and from a number of third-parties. Our professional services are associated with the implementation of our software, the conversion and integration of clients’ historical data into our software and systems, ongoing training and support in the use of our software, and consulting services to help clients improve their operations. The Allscripts Speed to Value methodology helps our clients quickly achieve value from their investment in Allscripts solutions through accelerated software installation and systems configuration. Our remote hosting services help our clients manage their complex healthcare IT solutions infrastructure while freeing up physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site. Under this offering, we assume responsibility for processing Allscripts and/or non-Allscripts applications for our clients using equipment and personnel at our facilities. Other remote services, such as remote monitoring and remote help desk, are also offered. Software installation, upgrades and patches and network configuration and repairs are handled by Allscripts IT professionals behind the scenes, so hospital IT departments can focus on more strategic initiatives. Our information technology outsourcing provides full, partial or transitional IT outsourcing services to our clients. This service allows healthcare organizations to concentrate on their core mission while leveraging our knowledge of healthcare processes and proven healthcare IT methodologies to build and manage an IT infrastructure that helps organizations derive value from their technology investments. We assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets. These services may also include facilities management, remote hosting and/or other remote services to help our clients to minimize the capital investment involved in staffing and maintaining its IT operations.

Recent Developments

Eclipsys Merger

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts”) completed the merger (the “Eclipsys Merger”) contemplated by an Agreement and Plan of Merger dated June 9, 2010 (“Merger Agreement”) by and among Allscripts, Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation, an enterprise provider of solutions and services to hospitals and clinicians (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010.

Subject to the terms and conditions of the Merger Agreement, which was approved and adopted by boards of directors of both Allscripts and Eclipsys, at the effective time of the Merger (the “Effective Time”), each share of Eclipsys common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time, other than those shares owned by us, Eclipsys or any of their respective subsidiaries, was converted into the right to receive 1.2 shares of our common stock, par value $0.01 per share.

We believe the combination of Allscripts and Eclipsys has made the combined company a larger, more competitive “end-to-end” solutions provider within the healthcare information technology industry. Combining the companies’ respective solution sets has created one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions from Allscripts with Eclipsys’ enterprise solutions for hospitals and health systems, the combined company is able to offer a single platform of clinical, financial, connectivity and information solutions.

Due to the Eclipsys Merger, given the unique breadth of solutions and customer types, the company is uniquely positioned to connect physicians, other care providers and patients across all health care provider settings including hospitals, small or large physician practices, extended care facilities, or in a home care setting. The combined company has significantly enhanced its ability to compete for opportunities among large hospital and health systems that increasingly are looking to one information technology vendor to provide a single, end-to-end solution across all points of care. At the same time, the combined company’s unique Helios by Allscripts service-oriented architecture enables less well-capitalized hospitals and health systems to pursue a best-of-breed strategy that protects their current IT investments and applications without the added expense of the “rip and replace” strategy promoted by many acute care competitors. Moreover, Allscripts’ ability to field interoperable, “vendor agnostic” solutions built on an “open” IT architecture gives the company a competitive edge by enabling hospitals to easily connect their IT systems with those of affiliated physicians who use systems from another vendor. Hospitals view their affiliated base of referring physicians as a primary source of revenue, so information connectivity with these physicians not only streamlines the referral process but also strengthens bonds with a key business constituency.

Misys Merger

On October 10, 2008, we completed the transactions contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 (the “2008 Transactions”) by and among Misys plc (“Misys”), Misys Healthcare Systems, LLC (“MHS”), Allscripts and Patriot Merger Company, LLC (“Patriot”) which consisted of (i) the cash payment by an affiliate of Misys of approximately $330 million and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of Allscripts and Misys obtained a controlling interest in Allscripts. In connection with the closing of the 2008 Transactions, we issued an aggregate of approximately 82.9 million shares of Allscripts common stock to two subsidiaries of Misys, which as of the closing of the 2008 Transactions, represented approximately 56.8% of the number of outstanding shares of our common stock. The 2008 Transactions constituted a reverse acquisition for accounting purposes. As such, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. The results of operations of legacy Allscripts are included in the accompanying consolidated statements of operations for periods subsequent to the date of the completion of the 2008 Transactions, October 10, 2008.

Reduction of Misys Share Ownership

On June 9, 2010, Allscripts entered into a Framework Agreement with Misys, which was subsequently amended on July 26, 2010 (as amended, the “Framework Agreement”). Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts. As of June 8, 2010, Misys held indirectly 79.8 million shares of Allscripts’ common stock, representing approximately 54.5% of the aggregate voting power of Allscripts’ capital stock.

Pursuant to the Framework Agreement:

•

Misys transferred to us 100% of the issued and outstanding shares of an indirect subsidiary of Misys (“Newco”), which held 61.3 million shares of our common stock, in exchange for 61.3 million newly issued shares of Allscripts common stock (such shares being referred to as the “Exchange Shares” and the transaction described in this bullet being referred to as the “Exchange”);

•	Misys sold 31.1 million shares of our common stock in an underwritten secondary public offering (the “Secondary Offering”);

•

Allscripts repurchased approximately 24.4 million Exchange Shares from Misys at an aggregate purchase price of $577.4 million (the “Share Repurchase”), which included a payment of a premium of $117.4 million in connection with the sale by Misys of its controlling interest in Allscripts based on the volume weighted average price of Allscripts common stock for the ten trading days immediately prior to June 9, 2010, the date on which the Framework Agreement was signed; and

•

Following the Eclipsys Merger, we repurchased approximately 5.3 million additional shares of Allscripts common stock at an aggregate purchase price of $101.6 million (the “Contingent Share Repurchase”).

The Exchange, Secondary Offering and Share Repurchase are referred to as the “Coniston Transactions.”

The Coniston Transactions were completed on August 20, 2010. Allscripts did not receive any proceeds from the Secondary Offering. The Contingent Share Repurchase was completed on August 27, 2010. Accordingly, Misys’ equity stake in Allscripts was reduced to approximately 10.2% of the outstanding shares of Allscripts common stock.

On November 17, 2010, Kapiti Limited and ACT Sigmex Limited, each a wholly-owned subsidiary of Misys, sold 12.5 million shares of common stock of Allscripts, resulting in Misys holding approximately 3.5% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Relationship Agreement, dated as of August 20, 2010, between the Company and Misys and the Company’s Fourth Amended and Restated Certificate of Incorporation, upon Misys ceasing to hold 5% or more of the outstanding shares of the Company’s common stock, Misys ceased to have a right to nominate directors to the Company’s Board of Directors (the “Allscripts Board”), and Misys-nominated directors serving on the Allscripts Board were required to resign. On February 24, 2011, Misys announced that it had disposed of its remaining investment in our common stock.

Our Competitive Strengths

We believe that the following competitive strengths are the keys to our success:

Industry-Leading Solutions

We have been an innovator in the development and adoption of healthcare information technology solutions. We believe our clinical and health solutions provide the following advantages:

•

Accessibility. Physicians can instantly access our web-based clinical solutions from a variety of locations, including the exam room, hospital, office or remote locations. With our EHR solutions, physicians can easily perform such important tasks as dictation and charge capture in an offline mode and immediately transfer those files once reconnected to the network. Our solutions run on tablet PCs, a wide variety of smartphones, desktop workstations and other wireless devices, as well as over the Internet in a hosted or “cloud” environment.

•	Innovation. Allscripts has developed a reputation for innovation through the introduction of pioneering new products. Recent examples include:

Sunrise Mobile MD, a new mobile solution that offers physicians greater control of the patient encounter on an Apple iPhone® or iPod touch®. Sunrise Mobile MD is built on Helios by Allscripts, the company’s industry-defining open platform to enable proprietary, native integration with the Sunrise Enterprise 5.5 suite. Physicians using the Allscripts iPhone application gain direct access to and from the Sunrise Enterprise electronic health record (EHR) enabling them to remotely monitor their hospitalized patients.

Allscripts Remote, the ambulatory equivalent of Sunrise Mobile MD, lets physicians access their Allscripts ambulatory EHR using an iPhone™, iPod touch®, BlackBerry®, Windows Mobile® or Android® smartphone. Capabilities include quick access to real-time patient summary information; fast communication to local hospital emergency rooms; convenient ePrescribing to the patient’s regular pharmacy; and real-time access to all the information a physician needs to make decisions, including medical history, lab results and medications.

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

Allscripts Prenatal is among the first stand-alone and EHR-integrated cloud-based solutions to address the unique workflow and cross-provider information sharing needs of prenatal care. Currently,

obstetricians must fax patient information between their offices and hospital labor and delivery rooms. Too often, the process leaves them without the critical information they need to make clinical decisions. Allscripts Prenatal enables real-time sharing of patient information between all settings. To match the normal workflow of obstetricians, the solution also provides an easy-to-navigate web-based version of the paper forms used today by most physicians providing obstetric care.

The Allscripts Developer Program (ADP) enables clients and third parties to use Helios by Allscripts technology to natively integrate their applications with our clinical and business performance solutions. Clients can search the new Allscripts Application Store & Exchange (ASX) to select or share applications developed through the ADP. By enabling Allscripts clients to easily locate and exchange technologies that are natively integrated with Sunrise Enterprise, ASX protects their existing technology investments and helps avoid expensive “rip and replace” situations.

The Allscripts Referral Network (ARN), makes it easy to deliver seamless electronic patient referrals within the Allscripts client base of 180,000 physicians, 1,500 hospitals and 10,000 post-acute care organizations. A breakthrough in health information exchange, ARN enables physicians to easily send, receive and track round-trip patient referrals to physicians and post-acute providers, as well as collaborate via secure messages throughout the referral process. Available at no additional charge to users of any ARRA-certified Allscripts EHR, as well as users of Allscripts ePrescribe, the service enhances care coordination, promotes quality of care, and reduces administrative time and hassle associated with referral management, one of the most time consuming physician tasks.

•

Cloud-based solutions. By making a wide variety of our solutions available via the “cloud” (i.e., available on-demand over the Internet using a web browser) we believe that we have significantly increased the ease of adoption of our solutions. This capability is especially important for physicians in independent practice and small groups who make up nearly half the U.S. physician population yet lack the IT resources and know-how to manage an on-premise software application.

•

Interoperability. Our products are designed to operate with existing installed systems, in both ambulatory and acute settings. Our Helios by Allscripts is an open platform system that represents a shift in the way information is managed. It allows vendor freedom of choice and brings the management of healthcare technology into the modern age. Helios is intended to reduce the costs and resource demands hospitals experience in managing hundreds of vendor systems while effectively ending the battle between best-of-breed applications versus enterprise solutions. Helios by Allscripts opens the door to clients and third parties to natively build applications on a platform that eliminates the need for interfaces, thus providing a cost of ownership that can be dramatically lower than a single vendor with a closed proprietary architecture. Our Universal Application Integrators an innovative application that enables Allscripts and third-parties to quickly and easily build connections between our software applications.

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

•

Accelerated Implementations. The Allscripts READY accelerated deployment program answers the growing need for faster, standardized implementations of Electronic Health Records. As the American Recovery and Reinvestment Act of 2009 (“ARRA”) incentives start to take effect, industry observers anticipate a significant increase in the number of physician practices seeking to deploy an EHR, placing greater pressure on physician groups and EHR vendors to implement the software more quickly and with fewer human resources. READY provides the answer with a series of complete solution packages that combine best-in-class recommendations for products, certified workflows and implementation, as well as remote e-learning in place of onsite training. Leveraging experience from thousands of successful clients, READY standardizes an EHR implementation and delivers a faster installation with minimized costs.

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

Significant Installed Base

Approximately 180,000 physicians, 1,500 hospitals and 10,000 post-acute organizations nationwide utilize Allscripts solutions to automate and connect their clinical and business operations. Our significant installed base, including some of the country’s most prestigious medical groups and hospitals, serves as a reference source for prospective clients who are interested in purchasing our solutions.

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

Significant Market Demand for Ambulatory EHR Among Hospital Base

In 2010, the proportion of US physician practices owned by hospitals or health systems surpassed 50% for the first time. Industry observers expect this trend to continue for the foreseeable future as hospitals seek to strengthen their relationships with physicians, who constitute by far their largest source of income (via patient referrals), and seek competitive advantage in their communities. A primary strategic imperative of hospital CIOs is to bring their current and newly-employed physician practices live on a common EHR platform, ensuring continuity of care and greater efficiencies through seamless information exchange. At the same time, hospitals increasingly are seeking to take advantage of the federal ARRA incentives for EHR adoption by providing an EHR to their affiliated physicians at a subsidized rate. Their selection of an ambulatory EHR for both employed and affiliated physicians hinges in large part on the level of integration between the EHR and their existing inpatient information system. The integration of Allscripts ambulatory EHRs and the Eclipsys acute care solutions is intended in part to meet this rapidly evolving market demand. We believe many of the company’s existing Sunrise hospitals (approximately 700 at the time of the merger) are likely to turn to Allscripts when they go looking for an EHR or EHR replacement for their employed and/or affiliated physicians.

Breadth of Product and Service Offering

Allscripts provides one of the most comprehensive solution offerings in the industry for healthcare organizations of every size and setting. We offer a single platform of clinical, financial, connectivity and information solutions, as well as standalone best-of-breed solutions in virtually every health information management category. Moreover, we are one of the few healthcare IT companies able to provide solutions that service every healthcare setting, from solo physician practices to the largest academic medical groups, hospitals of every size and configuration, and post-acute organizations including skilled nursing facilities, homecare and hospice.

Strength of our Distribution Network

The Allscripts Distribution Network (ADN) is composed of nearly 100 leading resellers and distributors of healthcare products and services that provide the Allscripts MyWay Electronic Health Record to small physician groups across the nation. The ADN significantly extends Allscripts market presence with a combined reseller sales force of more than 2,000, and existing physician relationships primarily in the one- to three-physician market of over 160,000 physicians. The ADN provides a trusted partner channel to help physician offices enter the electronic healthcare highway cost-effectively and with minimal IT headaches. Key members of the ADN include Cardinal Health, Inc., one of the largest healthcare distributors in the nation, SYNNEX Corporation, a leading business process services company, and Henry Schein, Inc., the largest distributor of healthcare products and services to office-based practitioners in the combined North American and European market.

Unique and Comprehensive Connect Strategy

The Allscripts Community Solution helps local and regional health systems to share information between a range of technologies from any source, creating a single patient record for providers across the continuum of care. The Allscripts Community Solution enables all the members of a patient’s care team to access the same up-to-date information about the patient, regardless of whether they work in acute, ambulatory or post-acute settings inside or outside the health system. The Allscripts Community Solution combines the Allscripts Community Exchange with the Allscripts Community Record. The Exchange efficiently connects and manages electronic transactions of all kinds between health systems and community/affiliated physician practices. The Community Record, provided in partnership with dbMotion, aggregates and harmonizes data from virtually any EHR or other clinical IT system, creating a single patient record across a health system or community.

Meaningful Use Certification

Allscripts core go-to-market acute care and ambulatory EHRs have been certified as meeting the Stage 1 requirements for demonstrating “meaningful use” of an EHR, a requirement for healthcare organizations that apply for financial incentives under the HITECH portion of ARRA. The following products are certified as being 2011/2012 compliant with ARRA’s Stage 1 criteria by either the Drummond Group or CCHIT, both of which qualify as an Office of the National Coordinator for Health Information Technology Authorized Testing and Certification Body (ONC-ATCB), in accordance with the applicable eligible provider and hospital certification criteria adopted by the Secretary of Health and Human Services:

•	Allscripts Sunrise Acute Care Version 5.5 SP1 (Complete EHR, EHR Module)

•	Allscripts Sunrise Emergency Care Version 5.5 SP1 (Complete EHR, EHR Module)

•	Allscripts Sunrise Ambulatory Care Version 5.5 SP1 (EHR Module)

•	Allscripts MyWay EHR Version 9.0 (Complete EHR)

•	Allscripts Enterprise EHR, Version 11.2 (Complete EHR, EHR Module)

•	Allscripts Professional EHR, Version 9.2 (Complete EHR)

•	Allscripts ED, Version 6.3 Release 4 (EHR Module)

•	Allscripts PeakPractice Version 5.5 (Complete EHR)

Allscripts elected to certify some of our solutions as both “complete” and “modular” EHRs under the ARRA regulations to provide clients with the flexibility to adjust the EHR to their current IT environment. For instance, if an Enterprise EHR client wants to keep a previously-installed patient portal application, under ARRA rules they need to implement our “modularly certified” version of that EHR, which is stripped of Enterprise’s built-in portal capabilities.

Sales and Marketing

We employ experienced sales executives with extensive industry expertise. We primarily sell directly to our customers through our sales force. As of December 31, 2010, we employed approximately 600 sales and marketing employees. In addition to our direct sales force and our ADN for MyWay sales, we also have established reseller relationships with strategic partners, such as Cardinal Health, Inc., Dell, Inc., Henry Schein, Inc. and Medfusion.

We continue efforts to expand sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. We achieved some initial success with our sale of Sunrise Clinical Manager to SingHealth, the largest healthcare provider in Singapore. Our performance at SingHealth is being closely monitored in the region, and is proving to be a catalyst to help us drive additional business in Singapore and potentially in other countries in the Asia-Pacific region. These international initiatives are important to our ability to grow our business and require that we oversee development and client support capabilities in a high quality and cost-effective manner. Challenges we face in expanding our international sales include building brand-name recognition and adapting our software solutions to new international markets.

Allscripts Offerings

We provide the following software and services:

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

•

Allscripts Post-Acute Solutions streamline the transition of care process between hospitals and post-acute care facilities. We currently have approximately 10,000 acute and post-acute care customers nationwide that will exchange over four million electronic hospital referrals. Allscripts post-acute solutions include: Referral Management, Referral Management Plus, Allscripts Mobile and Core System Integration.

•

Allscripts Care Management is a fully-integrated web-based solution that simplifies and consolidates utilization management, discharge planning, documentation integrity, audit management, quality management and risk management. Providing a single worklist for all care management processes, the

Allscripts Care Management system transforms the administrative process for hospitals and post-acute care facilities, improving efficiency, streamlining and improving the quality of patient care, and generating cost savings and higher revenues. The suite of software that makes up Allscripts Care Management includes: Allscripts Utilization Management, Allscripts Discharge Planning, Allscripts Documentation Integrity, Allscripts Audit Management, Allscripts Quality and Risk Management. These systems are based on a Software as a Service (SaaS) solution model designed to provide ease of use and minimal IT staff involvement at the hospital.

Sunrise Enterprise is our software family of acute solutions, including the following clinical, access, financial and departmental solutions:

•

Sunrise Clinical Manager includes the major integrated applications Sunrise Acute Care, Sunrise Ambulatory Care, Sunrise Critical Care, Sunrise Emergency Care and Sunrise Pharmacy, in addition to related modules and capabilities, such as Knowledge-Based Charting, Knowledge-Based Medication Administration and others. Sunrise Clinical Manager enables a physician or other authorized clinician to view patient data and enter orders quickly at the point of care, from virtually any other point in the enterprise or through secure remote access, providing evidence-based clinical decision support at the time of order entry.

•

Sunrise Access Manager, which shares the Sunrise Clinical Manager platform and health data repository, includes Sunrise Enterprise Scheduling and Sunrise Enterprise Registration. These integrated solutions enable healthcare providers to identify a patient at any time within a healthcare organization and to collect and maintain patient information on an enterprise-wide basis.

•

Sunrise Patient Financials provides centralized enterprise-wide business office capabilities that help healthcare organizations improve financial workflows and more effectively manage their patient billing, accounts receivable, and contract management functions. This helps them reduce costs for this important function and maximize and accelerate appropriate reimbursements from patients and other parties.

•

Sunrise EPSi provides integrated analytics, budgeting and knowledge-based decision support designed to bring together all the major components of financial management—strategic planning, product line budgeting, cost accounting, and operational and capital budgeting—to plan more effectively and accurately for the future and address the financial challenges facing healthcare organizations today. Sunrise EPSi is a fully integrated, web-based solution that can load and process data from virtually any healthcare or business software or system.

•

Sunrise Patient Flow gives hospitals effective management and visibility of patients’ movements throughout the enterprise enabling hospital management to identify bottlenecks and operational constraints and better coordinate resources to optimize patient flow. The solution provides enterprise-wide transparency and control over the flow process from a patient’s arrival in the Emergency Department or Admitting to patient placement and care delivery throughout hospital departments and through well-coordinated discharge planning and fast bed turnover.

•

Sunrise Clinical Analytics is an advanced clinical business intelligence solution that enables organizations to effectively track and measure clinical performance and identify how clinician actions impact outcomes. This healthcare-specific, integrated and flexible solution helps organizations monitor and improve performance related to core measures, hospital-acquired complications and other quality initiatives. The capability to track and report on such quality measures is increasingly being required of healthcare organizations.

Other Clinical/Ancillary acute solutions include:

•

Sunrise Record Manager is a health information management (HIM) solution that automates the workflow associated with the collection, maintenance and distribution of information to maximize EHR benefits. Sunrise Record Manager helps hospitals better meet regulatory reporting requirements by making data centrally, electronically accessible for easier, faster information gathering and compilation in the enterprise health information system.

•

Sunrise Laboratory helps high-volume hospital laboratories improve operational performance, saving both time and money and improving effective patient care. Sunrise Laboratory helps automate laboratory departmental workflow from end to end, with decision-making and reporting driven by real-time clinical information. Laboratory departments face increasing regulatory requirements, growing cost pressures, and the need to meet clinical service levels and maintain patient and physician satisfaction despite increasing volumes of work. With fully automated workflow and support for multi-departmental laboratories across a healthcare organization integrated into one information system, Sunrise Laboratory helps labs maximize throughput, decrease turnaround time, capture more revenue, and improve quality and compliance.

•

Sunrise Radiology, a comprehensive radiology information system, and the Sunrise PACS picture archiving and communications system (the latter powered by Sectra) can be implemented together, separately, or as part of an image-enabled clinical information system. They deliver imaging data as an integrated part of the overall patient record that is accessible to clinicians at the point of care or other points of decision-making using any Sunrise Enterprise-enabled device.

•

Allscripts PeakPractice connects the clinical and business sides of a physician practice with EHR, physician practice management and supply chain systems utilizing the same technology platform. Unified clinical and operational workflow, centralized patient data and automated medical billing and supply-chain management tools enable physician practices to advance their financial health while delivering high-quality patient care. PeakPractice is an open, .NET-based solution suite that is robust, scalable, and flexible to support the complex workflows of busy patient care environments, whether for a single practice, a group practice or multi-specialty practice operating multiple locations.

•

PeakPractice EHR is an EHR solution that interfaces with existing practice management systems to help coordinate and facilitate care delivery. The solution enables fast, easy, shared access to information and an intuitive interface that strengthens the care workflow of a single practitioner, group practice, multi-specialty practice or ambulatory surgery center.

•	PeakPractice PM is a practice management solution that enables busy physician practices, clinics and surgery centers to take control of their business operations, saving money and improving cash flow.

•

Allscripts PeakPractice SC (supply chain) is a web-based inventory management application that electronically tracks and orders medical supplies and inventory for physician practices, improving cost-efficiency.

Services

Professional Services. We offer our clients professional services associated with the implementation of our software, the conversion and integration of their historical data into our software and systems, ongoing training and support in the use of our software, and consulting services to help clients improve their operations. Allscripts’ Speed to Value methodology helps our clients quickly achieve value from their investment in Allscripts solutions through accelerated software installation and systems configuration. Allscripts implementation and consulting services teams work collaboratively with clients to design and execute a project plan that is adapted to each client’s unique timelines, software dependencies, hardware and network prerequisites, workflows and operational goals.

Remote Hosting. We offer remote hosting services to help our clients manage their complex healthcare IT solutions infrastructure while freeing up physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site. Under this offering, we assume responsibility for processing Allscripts and/or non-Allscripts applications for our clients using equipment and personnel at our facilities. Other remote services, such as remote monitoring and remote help desk, are also offered. Software installation, upgrades and patches and network configuration and repairs are handled by Allscripts IT professionals behind the scenes, so hospital IT departments can focus on more strategic initiatives.

Information Technology Outsourcing. We provide full, partial or transitional IT outsourcing services to our clients. This service allows healthcare organizations to concentrate on their core mission while leveraging Allscripts’ knowledge of healthcare processes and proven healthcare IT methodologies to build and manage an IT infrastructure that helps organizations derive value from their technology investments. We assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets. These services include facilities management, by which we assume responsibility for all aspects of client internal IT operations. These services may also include remote hosting and/or other remote services. In one or more combinations, these services help our clients to minimize the capital investment involved in staffing and maintaining its IT operations.

Research and Development

The majority of our software is based on Microsoft’s .NET Framework and other industry standards.

Our latest-generation clinical and access solutions utilize the same architecture and share the same Health Data Repository and many other components, while being adapted for the workflows of different environments. This enables our clients to tie together their workflows and operations across the entire continuum of care. Further, our software is built upon an open architecture that supports the secure exchange of data between systems, as well as the ability to embed and present content.

Our commitment to deliver world-class products means we must continually invest in software development. In recent years we have significantly expanded our software development efforts in India, which enables us to respond more efficiently and cost effectively to changes in our software design and product development strategy.

As of December 31, 2010, we had approximately 1,360 employees in research and development. In addition, on a third-party consulting basis we engage the services of approximately 270 additional dedicated development professionals. During 2011 we expect most of the third-party consultants to become employees of the Company. The primary purposes of our research and development groups are to develop new features and enhancements to our respective solutions, ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community.

For the seven months ended December 31, 2010, we spent approximately 13%, and for each of the years ended May 31, 2010, 2009, and 2008, we spent approximately 10% of our software and services revenue on related research and product development. We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release. Non-capitalizable research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Our research and development spending consists of costs directly recorded to expense and also includes capitalized software development costs.

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

There are numerous companies that offer acute and/or ambulatory EHR (along with related services) and practice management products, and the marketplace remains fragmented. We face competition from several types of organizations, including providers of practice management solutions, electronic prescribing solutions, ambulatory and acute care EHR solutions, hospital computerized physician order entry, emergency department information systems, performance management and care management solutions, post-acute discharge management solutions, and homecare EHR solutions.

Our principal existing competitors in the physician healthcare information systems and services market include Aprima Medical Software (formerly iMedica Corporation), athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Emdeon Business Services LLC, Epic Systems Corporation, General Electric Company, McKesson Corporation, Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include Cerner Corporation, eDischarge, Epic Systems Corporation, General Electric Company, Maxsys Ltd., McKesson Corporation, MedHost, Meditech, Midas+, Picis, ProviderLink, Quadramed, Siemens AG and WellSoft.

Recent Industry Developments

On February 17, 2009, President Barack Obama signed the American Recovery & Reinvestment Act (ARRA), otherwise known as the Stimulus Bill or Meaningful Use incentives, which provides financial incentives to physicians and hospitals that prove they have adopted and used Electronic Health Record (EHR) technology to improve both the quality and cost-effectiveness of patient care. Studies demonstrate that effective use of EHRs reduces medical errors, improves clinical quality and leads to better patient outcomes by enabling real-time access to patient records, medical information and best practices, and electronic connectivity to all healthcare stakeholders, including patients.

In addition to other components focused on economic stimulus, the ARRA law provides for what is expected to be almost $30 billion in funds supporting health information technology utilization. The total includes $2 billion in discretionary funds for supporting programs and an estimated $27 billion for incentives to be distributed through Medicare and Medicaid beginning in 2011 to ensure widespread adoption and use of interoperable healthcare IT systems, such as the EHR. Physicians who have not adopted certified EHR systems by 2014 will have their Medicare reimbursements reduced by up to 5 percent beginning in 2015. Hospitals that do not successfully demonstrate meaningful use in 2015 and beyond will have a payment adjustment in their Medicare reimbursement.

With the Meaningful Use incentives, the Centers for Medicare and Medicaid Services (CMS) will pay physicians up to $44,000 or $64,000 (depending which program they participate in) over five years, beginning in 2011, for deploying and using a certified EHR to care for patients. Hospital incentives under ARRA are tied to several factors but begin with a base payment of $2 million. The law is expected to ignite significant job growth in the information technology sector and, according to a Congressional Budget Office review of the law’s impact, drive up to 90 percent of US physicians to adopt EHRs in the next decade.

Strategic Alliances

Our key strategic relationships include the following:

•

Cardinal Health, Inc. Allscripts has a strategic partnership with Cardinal Health to market the Allscripts MyWay Electronic Health Record to Cardinal Health’s physician customers across the nation. Cardinal Health is a Fortune 300 company and a distributor of medical supplies and pharmaceuticals. Under the agreement, Cardinal’s healthcare sales force will market MyWay to its client base of 6,000 solo- and small-physician groups across the U.S. The addition of the Allscripts MyWay EHR to Cardinal Health’s extensive portfolio of products and services enables the company to serve as a one-stop provider for physician practice needs.

•

Cisco Systems, Inc. Allscripts has a strategic partnership with Cisco to support Allscripts core business through enhanced communications technologies. Cisco technology powers many of the systems by which Allscripts communicates with its clients and employees. Additionally, Cisco® and Allscripts have partnered to offer an integrated solution that combines the latest in communications technology with Allscripts MyWay EHR. The combination of Cisco’s secure network and communication system with Allscripts MyWay’s key application features, easy to use interface and low acquisition costs provides physicians with a fully synchronized Digital Physician Office designed to raise their clinical productivity to new levels. Additionally, Cisco is a supporting member of the “EHR Stimulus Alliance,” a coalition of technology innovation leaders who are partnering to educate 500,000 U.S. physicians about opportunities aligned with the Stimulus. Other members of the Alliance include Citrix, Dell, Intel, Intuit, Microsoft Corp., and Nuance.

•

Dell, Inc. Allscripts has a strategic partnership with Dell that encompasses hardware, hosting, and connecting healthcare communities. Dell is Allscripts’ primary hardware partner, providing the computer equipment needed by our clients to implement our solutions. Additionally, Allscripts signed an agreement with Dell in early 2010 to integrate Allscripts EHR and Practice Management solutions into Dell’s hosted EHR solution for U.S. health systems and their affiliated physicians. The Dell program offers health systems and physicians the scale and expertise of one of the world’s largest technology services organizations. Dell helps sponsor hospitals to configure the Allscripts solutions they select to meet the specific needs of their affiliated physician community. The solution includes application hosting, Health Information Exchange management and revenue opportunities for sponsor hospitals, and everything necessary to promote the solution to physicians.

•

Henry Schein, Inc. Allscripts has a strategic partnership with Henry Schein, a distributor of healthcare products and services to office-based practitioners, to market, among other products, the Allscripts Professional Electronic Health Record. Under the exclusive agreement, Henry Schein’s national medical sales force of more than approximately 625 field and telesales representatives will market the Allscripts Professional EHR to physicians nationwide, including Henry Schein’s customer base of more than 100,000 physician practices. Henry Schein also will work with its medical device and productivity partners to drive full integration of their solutions into the Allscripts EHR.

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

•

Medfusion, Inc. Allscripts has a strategic partnership with Medfusion, a provider of patient-physician communication solutions. Allscripts and Medfusion collaborate in providing interactive e-health solutions to physicians and their patients, with a focus on secure patient portals and personal health records, connecting patients to selected information about their physician’s practice, including information from Allscripts’ EHR, e-prescribing and practice management solutions. Medfusion was acquired by Intuit Inc. on May 21, 2010.

Geographic Information

We hereby incorporate by reference Note 17, “Geographic Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Employees

As of December 31, 2010, we had approximately 5,580 employees, of which approximately 4,440 are located in North America and approximately 1,140 are located internationally. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Financial Information About Segments

Financial information about our segments is described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

Information about our backlog is described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Risks Related to the Eclipsys Merger

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

The success of the Eclipsys Merger will depend, in part, on the ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Eclipsys’ business with our business. The integration of two independent companies is a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the entry into markets in which we or Eclipsys have little or no direct prior experience, the potential loss of our key employees or Eclipsys’ key employees, and the potential inability to maintain the goodwill of existing clients. The difficulties of combining the operations of the companies include, among other factors:

•	managing a significantly larger company;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	integrating two unique business cultures, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	preserving customer, supplier, research and development, distribution, marketing, promotion and other important relationships;

•	commercializing products under development and increasing revenues from existing marketed products;

•	coordinating geographically separated organizations, systems and facilities, including complexities associated with managing the combined businesses with separate locations;

•	combining the sales force territories and competencies associated with the sale of products and services presently sold or provided by us or Eclipsys;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service and attractive to prospective customers;

•	integrating complex technologies, solutions and products from different companies in a manner that is seamless to customers; and

•	performance shortfalls as a result of the diversion of management’s attention to the Eclipsys Merger.

If management is unable to combine successfully our business and the business of Eclipsys in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Eclipsys Merger, such anticipated benefits of the Eclipsys Merger may not be realized fully or at all or may take longer to realize than expected. Any of the above difficulties could adversely affect our ability to maintain relationships with customers, partners, suppliers and employees or our ability to achieve the anticipated benefits of the Eclipsys Merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

To be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

To be successful, we must retain and motivate executives and other key employees. Our employees may experience uncertainty about their future roles with us until or after strategies are announced or executed. These circumstances may adversely affect our ability to retain key personnel. We and Eclipsys have implemented retention plans to retain and motivate executives and other key employees which will increase the cost of the Eclipsys Merger. We also must continue to motivate employees and keep them focused on our strategies and goals, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating our business and Eclipsys’ business. If we are unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require us to devote time and resources to identifying, hiring and integrating replacements for the departed executives that could otherwise be used to integrate our business and Eclipsys’ business or otherwise pursue business opportunities.

If we are unable to manage our growth, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our core businesses, including any growth that we may be able to achieve. Over the past several years, both we and Eclipsys have engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage employees and expand our operations and financial control systems. If we are unable to manage our businesses effectively and profitably, our business and financial results could suffer.

As a result of the completion of the Eclipsys Merger, we will incur significant additional expenses in connection with the integration of the two businesses.

During the seven months ended December 31, 2010, we incurred expenses of approximately $45 million in the Eclipsys Merger. As we work to integrate the business, we expect to incur significant additional expenses relating to the integration of personnel, geographically diverse operations, information technology systems, accounting systems, customers, and strategic partners of each company and the implementation of consistent standards, policies, and procedures, and we may be subject to possibly material write downs in assets and charges to earnings, which are expected to include severance pay and other costs. The integration process will be long-term and will continue to create significant expenses.

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

While government programs have been initiated to improve the efficiency and quality of the healthcare sector and also counter the effects of the current economic situation, including expenditures to stimulate business and accelerate the adoption and utilization of health care technology, we cannot assure you that we will receive any of those funds. For example, the passage of the Health Information Technology for Economic and Clinical Health Act, or HITECH, under the American Recovery and Reinvestment Act of 2009 (ARRA) authorizes what is expected to be up to almost $30 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for financial incentives for implementing and using our services, there can be no certainty that any of the planned financial incentives, if made, will be made in regard to our services. We also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select our products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that Congress will repeal or not fund HITECH or otherwise amend it in a manner that would be unfavorable to our business.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by the Stimulus and consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

Our principal existing competitors in the physician healthcare information systems and services market include Aprima Medical Software (formerly iMedica Corporation), athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Emdeon Business Services LLC, Epic Systems Corporation, General Electric Company, McKesson Corporation, Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include Cerner Corporation, eDischarge, Epic Systems Corporation, General Electric Company, Maxsys Ltd., McKesson Corporation, MedHost, Meditech, Midas+, Picis, ProviderLink, Quadramed, Siemens AG and WellSoft.

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

Our ability to provide high-quality services to our clients depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and health information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including clients and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to clients and competitors who may seek to recruit them and increases the costs of replacing them. If we fail to retain our employees, the quality of our services could diminish, which could have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations could be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Glen E. Tullman, our Chief Executive Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves our employment, we will have to find a replacement with the attributes necessary to execute our strategy. The head of our sales team has recently resigned from our company and we are currently looking for a replacement for the general counsel. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel. We do not maintain keyman insurance for any of our key employees.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, our business, financial condition and results of operations will be adversely affected.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and increasingly aggressive industry standards and introduce new products and services accordingly. We cannot assure you that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

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

Future acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations. We have taken, and, if an impairment occurs, could take, charges against earnings in connection with acquisitions.

If our products fail to perform properly due to errors or similar problems, our business could suffer.

Complex software, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial releases;

•	product liability claims;

•	delays in or loss of market acceptance of our solutions;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.

Furthermore, our customers might use our software together with products from other companies or those that they have developed internally. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, impact our reputation and cause significant customer relations problems.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position may suffer.

Our business plan is predicated on our proprietary systems and technology products. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. In addition to existing trademark, trade secret and copyright law, we protect our proprietary rights through confidentiality agreements and technical measures. We generally do not have any patents on our technology. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. Nonetheless, in some instances, third parties may have access to source-code versions of software. Furthermore, our use and distribution of open source software and modules in connection with our business also presents risks. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. We cannot be certain that, under the terms of those licenses, our software will not become publicly available or that we will be found to be in material compliance with such agreements. We cannot assure you that the steps we have taken have and will continue to prevent misappropriation of our technology and misappropriations of our intellectual property have occurred in the past. Misappropriation of our intellectual property could have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of infringement, misappropriation or other violations of third-party intellectual property rights. We may incur substantial costs and the diversion of management’s time and attention as a result and an adverse decision could have a negative impact on our business.

If we are deemed to infringe, misappropriate or violate the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We are and may continue to be subject to intellectual property infringement, misappropriation or other intellectual property violation claims as our applications’ functionality overlaps with competitive products and third parties may claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. We do not believe that we have infringed or are infringing on any valid or enforceable proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot assure you that infringement, misappropriation or claims alleging intellectual property violations will not be asserted against us in the future. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. Such claims also might require indemnification of our clients at significant expense.

The outcome of any legal proceeding that has been or may be instituted against us could result in the payment of damages and/or may adversely affect our business, financial condition or results of operations.

We are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business. The outcome of any such litigation is inherently uncertain and we may incur substantial defense costs and expenses. The outcome of any such may also adversely affect our business, financial condition or results of operations.

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against us, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased our common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff, and on November 25, 2009, an amended complaint was filed containing allegations that we, Tullman and Davis made materially false and misleading statements and/or omissions in connection with the release of TouchWorks EHR, Version 11. On January 11, 2010, we filed a motion to dismiss the lawsuit. On April 13, 2010, the court granted our motion to dismiss on the grounds that plaintiffs failed to sufficiently describe the confidential sources upon which the allegations in the amended complaint were based. On May 12, 2010, the court granted plaintiffs leave to replead. On May 14, 2010, plaintiffs filed a second amended complaint, which attributed certain allegations to four different confidential witnesses, but made no other substantive changes. On June 11, 2010, we filed a motion to dismiss the second amended complaint. The motion is fully briefed and awaiting ruling.

On April 22, 2009, Doctors Administrative Solutions, LLC (“DAS”), a former reseller of Misys MyWay software, filed a lawsuit against Allscripts, LLC in state court in Tampa, Florida alleging breach of warranty, breach of contract, and tortious interference with prospective business relationships. Allscripts, LLC removed the case to the United States District Court for the Middle District of Florida, after which DAS filed an amended complaint adding additional claims for breach of contract, specific performance, and declaratory judgment, and seeking damages and injunctive relief. The Company answered and counterclaimed against DAS for breaches of contract and trademark infringement. The case is currently scheduled for a bench trial in May 2011.

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On or about November 1, 2010, Defendants moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida. The Florida Business Court granted Defendants’ motion for transfer on January 13, 2011. The Defendants also filed motions to dismiss the amended complaint on November 16, 2010 and December 6, 2010, that are still pending before the Florida Business Court. Discovery in this matter is ongoing. No trial date has been set.

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

Our business relies on electronic transmission of confidential patient and other information. We believe that any well-publicized compromise of our network security or a misappropriation of patient information or other data would adversely affect our reputation and would require us to devote significant financial and other resources to alleviate such problems. In addition, our existing or potential customers could be deterred from using our products and services, and we could be subject to liability and regulatory action. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information, such as patient records or credit information.

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

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of managed care organizations, group purchasing arrangements made through government programs such as the Regional Extension Centers, and government action affecting reimbursement levels affecting physicians, hospitals, home health professionals or any combination thereof under Medicare, Medicaid and other government health programs. Our customers and the other entities with which we have a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations would be adversely affected. In addition, because cash from sales funds some of our working capital requirements, reduced profitability could require us to raise additional capital sooner than we would otherwise need.

If we incur costs exceeding our insurance coverage in lawsuits pending against us or that are brought against us in the future, it could adversely affect our business, financial condition and results of operations.

We are a defendant in lawsuits arising in the ordinary course of business. In the event we are found liable in any lawsuits filed against us, and if our insurance coverage were unavailable or inadequate to satisfy these liabilities, it could have an adverse effect on our business, financial condition and results of operations.

Our failure to license and integrate third-party technologies could harm our business.

We depend upon licenses for some of the technology used in our solutions from third-party vendors, and intend to continue licensing technologies from third parties. These technologies might not continue to be available to us on commercially reasonable terms or at all.

Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

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

Our business model depends on our success with selling follow-on and incremental products and services to our existing customers. In addition, our success with certain clients requires our achieving interoperability among the products offered by legacy Allscripts and legacy Eclipsys in order to provide a single solution that connects healthcare providers across care settings. Also critical to our success is our ability to sell our electronic health record products to legacy MHS’ practice management customer base. Additionally, certain of our clinical solutions business unit customers initially purchase one or a limited number of our products and services. These customers might choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease.

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

Federal regulations have been changed to permit subsidies from additional sources subject to certain limitations, and HITECH provides federal support for certain electronic medical record initiatives. To the extent that we or our customers do not qualify or participate in such subsidy programs, demand for our services may be reduced, which may decrease our revenues.

We currently rely on Misys for the provision of certain corporate services, but going forward we will have to rely on our own resources and personnel to operate the business.

On August 20, 2010, we entered into a Transition Services Agreement with Misys (the “Transition Services Agreement”) pursuant to which each party will continue to provide to the other certain services and personnel to support the other’s business. The services that Misys agreed to provide to us under the Transition Services Agreement include research and development services, customer support services and information systems services, while we agreed to provide Misys with financial services and tax services. Beginning approximately six months after the date of the Transition Services Agreement, certain services formerly provided by Misys will need to be continued by either our existing or new employees, which may require us to devote time and resources to identifying, hiring and integrating individuals to perform the services formerly provided by Misys pursuant to the Transition Services Agreement. If Misys fails to provide these services as required under the Transition Services Agreement, or if the Transition Services Agreement were terminated for any reason, or if we fail to obtain replacement services, we might incur significant costs to obtain replacement services.

HITECH is resulting in new business imperatives, and failure to provide our clients with health information technology systems that are “certified” under HITECH could result in breach of some client obligations and put us at a competitive disadvantage.

HITECH, which is part of ARRA, provides financial incentives for hospitals and doctors that demonstrate that they are “meaningful electronic health record users,” and mandates use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of the Department of Health and Human Services. HITECH also imposes certain requirements upon governmental agencies to use, and requires health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. HITECH can adversely affect our business in at least three ways. First, we have invested and continue to invest in conforming our applicable clinical software to these standards and further significant investment will be required as certification standards evolve (the full Stage 2 requirements, for instance, are still in their early stages). Second, recently signed customers and new client prospects are requiring us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients properly use the electronic health record software and satisfy the “meaningful use” and other requirements of HITECH, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize our relationships with clients who are relying upon us to provide certified software. Third, if for some reason we are not able to comply with these HITECH standards in a timely fashion after their issuance, our offerings will be at a severe competitive disadvantage in the market to the offerings of other electronic health record vendors who have complied.

Changes in interoperability standards applicable to our software could require us to incur substantial additional development costs.

Our clients and the industry leaders enacting regulatory requirements are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party health IT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs. The CCHIT has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the health IT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We will incur increased development costs in delivering solutions if we need to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our software solutions and healthcare devices are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability under the theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians are unique and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

•

Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and the “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for certain patient identifiable health information (called Protected Health Information). The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health plans,” “health care providers, “and “health care clearinghouses.” We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a “group health plan” for the benefit of our employees. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA and HITECH. For our operating functions, we believe that we are a hybrid entity, with both covered and non-covered functions under HIPAA. The Payerpath portion of our business qualifies as a health care clearinghouse when it files electronic health care claims on behalf of health care providers that are subject to HIPAA and HITECH and we have instituted policies and procedures to comply with HIPAA and HITECH in that role. With respect to our other business functions, we do not believe we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be adverse to our business, financial condition and results of operations. In addition, certain provisions of the Privacy and Security Standards apply to third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements and HIPAA and HITECH if we do not comply with our Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier, or NPI, for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which was May 23, 2007, for all but small health plans, and May 23, 2008 for small health plans. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by or for our customers in compliance with the Transaction Standards and Security Standards and are capable of being used by or for our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA or HITECH on our business and operations. In the event that the HIPAA or HITECH standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

•

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing (ePrescribing), which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the Federal level, however, on the use of ePrescribing for controlled substances and certain other drugs, including a new regulation enacted by the Drug Enforcement Association (DEA) in mid-2010. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect many additional states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Other rules governing ePrescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA. This incentive program is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and which is known as the Physician Quality Reporting Initiative (PQRI). Eligible professionals do not need to participate in PQRI to participate in the ePrescribing Incentive Program, and both programs remain in effect in 2011 assuming compliance with certain requirements. To the extent that these new initiatives and regulations foster the accelerated adoption of ePrescribing and Allscripts is a leader in the ePrescribing space, our business benefits from these incentive programs. But, HITECH is the most prominent incentive program since its passage, reducing the impact the MIPPA and PQRA programs have in spurring greater adoption of ePrescribing or other health information technology. Moreover, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also are subject, as discussed above, to future legislation and regulations concerning the development and marketing of healthcare software systems or requirements related to product functionality. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•

Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides electronic health record systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we continue to monitor legislative and regulatory developments that might affect our business practices as they relate to electronic health record systems, revenue cycle management systems, ePrescribing and others. We cannot predict the content or effect of possible future regulation on our business practices. Also, as described above under “Risks Related to Our Business,” our Sunrise Enterprise suite of solutions, Allscripts ED, Allscripts Enterprise EHR, Allscripts Professional EHR, Allscripts MyWay EHR and PeakPractice EHR are all certified by an ONC-approved certifying body as meeting the standards for functionality, interoperability and security under the HITECH Act. Our failure to maintain this certification or otherwise meet industry standards would adversely impact our business.

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

•

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. On February 15, 2011, the U.S. Food and Drug Administration (FDA) issued a final rule classifying Medical Device Data Systems from Class III to Class I medical devices under the Federal Food, Drug, and Cosmetic Act. We will evaluate what effect, if any, the rule has on our products. To the extent that any of our products meet the definition of a Medical Device Data System, we, as a manufacturer of such products, would be required to register and list our products with the FDA. In addition, Medical Device Data System products would be subject to the Federal Food, Drug, and Cosmetic Act’s general controls, including those relating to good manufacturing practices and adverse event reporting. The FDA can impose extensive requirements governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse effect on our business. The FDA may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires these data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions like approval, labeling and manufacturing.

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our customers. Some of these provisions may have a positive impact by implementing reimbursement programs that reward providers for patient-centered, health IT-dependent activities (e.g., Accountable Care Organizations), for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our customers, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to electronic health records, providing customers with incentives to adopt electronic health record solutions or developing a low-cost government sponsored electronic health record solution, such as the VistA-Office electronic health record. Additionally, certain safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute electronic health record solutions, whose hospital customers may seek to donate their existing acute electronic health record solutions to physicians for use in ambulatory settings.

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

Business disruptions could affect our operating results.

A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Risks Related to Our International Business Strategy

Our growing operations in India expose us to risks that could have an adverse effect on our results of operations.

We have a significant workforce employed in India engaged in a broad range of development, support and corporate infrastructure activities that are integral to our business and critical to our profitability. Further, while there are certain cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees with commensurate increases in compensation costs. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, our operations in India require ongoing capital investments and expose us to foreign currency fluctuations, which may significantly reduce or negate any cost benefit anticipated from such expansion.

In addition, our reliance on a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India may also be affected by trade restrictions, such as tariffs or other trade controls, as well as other factors that may adversely affect our operations.

Our business strategy includes expansion into markets outside North America, which will require increased expenditures and if our international operations are not successfully implemented, such expansion may cause our operating results and reputation to suffer.

We are working to expand operations in markets outside North America. There is no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing and supporting our software abroad. Expansion of our international sales and operations will require a significant amount of attention from our management, establishment of service delivery and support capabilities to handle that business and commensurate financial resources, and will subject us to risks and challenges that we would not face if we conducted our business only in the United States. We may not generate sufficient revenues from international business to cover these expenses.

The risks and challenges associated with operations outside the United States may include: the need to modify our software to satisfy local requirements and standards, including associated expenses and time delays; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology, and data and intellectual property protection laws and regulations; laws regulating exports of technology products from the United States; fluctuations in foreign currency exchange rates; difficulties in setting up foreign operations, including recruiting staff and management; and longer accounts receivable payment cycles and other collection difficulties. One or more of these requirements and risks may preclude us from operating in some markets.

Foreign operations subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. As we expand our international operations, there is some risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, which could constitute a violation by Eclipsys of various laws including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action law suits and enforcement actions from the SEC, Department of Justice and overseas regulators.

Foreign operations present certain additional risks, including:

•	the general economic and political conditions existing in those countries;

•	difficulties in staffing and managing our foreign offices, and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	longer payment cycles; and

•	greater difficulties in accounts receivable collection.

Risks Related to Our Common Stock

Future sales of our common stock in the public market could adversely affect the trading price of our common stock that we may issue and our ability to raise funds in new securities offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of February 15, 2011, we had approximately:

•	189 million shares of common stock outstanding;

•	7 million shares of common stock reserved and available for issuance pursuant to outstanding stock options (at a weighted average exercise price of $10.08 per share); and

•	4 million shares of common stock reserved and available for issuance to settle outstanding restricted stock units.

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

Other provisions of our charter documents and Delaware law may delay or inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

Our charter documents include an election to be governed by Section 203 of the Delaware General Corporation Law, which we refer to as the DGCL, which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These provisions will make it more difficult for stockholders or potential acquirers to acquire us without negotiation and may apply even if some of our stockholders consider the proposed transaction beneficial to them. These provisions could also limit the price that investors are willing to pay in the future for shares of our common stock.

Our charter documents also contain provisions that may delay or inhibit potential acquisition bids, including provisions that:

•	our stockholders are not allowed to act by written consent; and

•	our stockholders are not allowed to call a special meeting of stockholders.

Our goodwill, which increased significantly as a result of the 2008 Transactions and the Eclipsys Merger, could become impaired and adversely affect our net worth and the market value of our common stock.

Under the purchase method of accounting, our assets and liabilities were recorded, as of completion of the 2008 Transactions, at their respective fair values and added to those of Misys, which are carried at their book values. The purchase price for the 2008 Transactions was allocated to legacy Allscripts’ tangible assets and liabilities and identifiable intangible assets, based on their fair values as of the date of completion of the 2008 Transactions. The excess of $331 million of such price over those fair values has been recorded as goodwill.

Under the acquisition method of accounting, the purchase price paid in the Eclipsys Merger was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s best estimate of fair value. Goodwill of $624 million was based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Eclipsys’ history of profitability and high operating margins, strong sales force and overall employee base, and position in the healthcare information technology market.

Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. Under GAAP, this would result in a charge to our operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill could have a material impact on our operating results.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we can make no assurance that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. Additionally, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if our independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then it may issue an adverse opinion. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our indebtedness will decrease business flexibility and increase borrowing costs.

As of December 31, 2010, $489,125 in borrowings and $1,921 in letters of credit were outstanding under the Credit Agreement. The covenants in such indebtedness and the increased indebtedness and higher debt-to-equity ratio in comparison to our debt-to-equity ratio on a recent historical basis could have the effect, among other things, of:

•

requiring us to apply a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	increasing our vulnerability to adverse general economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to competitors that have less debt; and

•	limiting our ability to borrow additional funds on terms that are satisfactory or at all.

If we fail to comply with financial covenants under our credit facilities, our results of operation and financial condition could be adversely affected.

Our credit facilities contain certain financial covenants, including interest coverage and total leverage ratios. If we fail to comply with these covenants, an event of default may occur, resulting in, among other things, the requirement to immediately repay all outstanding amounts owed thereunder. Depending on borrowing levels in such an event, our liquid assets might not be sufficient to repay in full the debt outstanding under the credit facilities. Such an acceleration also would expose us to the risk of liquidation of collateral assets at unfavorable prices.

Coniston, Inc. (which changed its name to Coniston Exchange LLC) may be liable for significant potential contingent tax liabilities arising out of the Misys Transactions and certain related transactions, or out of prior activities of Coniston Exchange LLC unrelated to those transactions.

Coniston, Inc. (which changed its name to Coniston Exchange LLC), a Delaware limited liability company acquired by us in exchange for approximately 61.3 million shares of our common stock issued to subsidiaries of Misys (which transaction we refer to as the Exchange), might be subject to significant taxes, which we refer to as Transaction Taxes, arising out of the Exchange, certain share repurchases by us from subsidiaries of Misys and certain related restructuring transactions, which we refer to collectively as the Misys Transactions. In particular, the Exchange or other Misys Transactions might have resulted in the recognition of the built-in gain inherent in our shares of common stock held by Coniston Exchange LLC, which is significant. At the time of the Exchange, Coniston Exchange LLC held approximately 61.3 million shares of our common stock. Pursuant to the Framework Agreement, Misys agreed to indemnify us against any Transaction Taxes imposed on Coniston Exchange LLC. On November 3, 2010, Coniston Exchange LLC received a letter ruling from the Internal Revenue Service, which we refer to as the IRS, in response to a request submitted to the IRS by Misys on August 9, 2010. The letter ruling confirms, in effect, that the Misys Transactions will not result in the recognition of the built-in gain inherent in our shares of common stock held by Coniston Exchange LLC, and addresses certain other tax issues related to the Misys Transactions.

The ability to rely on any letter ruling depends on the accuracy and completeness of the information submitted to the IRS, which was primarily determined by Misys as the party that requested the letter ruling from the IRS. If any factual statements or representations submitted to the IRS were incorrect or untrue in any material respect, the letter ruling could be invalidated. As a result, no assurances can be given that our ability to rely on the letter ruling could not be challenged, in which case we would be required to rely on Misys’ indemnification obligation and ability to satisfy such indemnification obligation. Additionally, while the letter ruling addresses the material tax issues related to the Misys Transactions, not all issues were addressed. Pursuant to the Framework Agreement, Misys has also agreed to indemnify us against any contingent tax liability of Coniston Exchange LLC other than Transaction Taxes, such as taxes imposed as a result of prior activities of Coniston Exchange LLC, which we refer to as Historic Taxes, and Misys provided a bank guarantee in the amount of $45 million to support that indemnification obligation. The amount of the bank guarantee might be insufficient to fully cover Historic Taxes that might be imposed. Furthermore, although not expected, there could be circumstances in which the bank guarantee is reduced or terminated prior to the extinguishment of the resulting tax liabilities.

Misys also has agreed to indemnify us from taxes imposed on us as a result of the Exchange and from taxes imposed on us relating to certain withholding taxes, including any liability for failing to withhold certain taxes. Those indemnification obligations are not supported by a bank guarantee.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist of approximately 840,000 square feet of leased facilities. Our facilities house various sales, services, support, development, data processing, technology functions, certain ancillary functions and other back-office functions for current operations of all segments. We believe that adequate, suitable lease space will continue to be available for our needs. Our corporate headquarters are located in Chicago, Illinois. In addition, we maintain leased facilities in Raleigh and Morrisville, North Carolina; Atlanta, Georgia; Burlington, Vermont; San Jose, California; Richmond, Virginia; Louisville, Kentucky; West Des Moines, Iowa; Boston, Massachusetts; Nashua, New Hampshire; Mountain Lakes, New Jersey; Malvern and Pittsburgh, Pennsylvania; Richmond, British Columbia, Canada; Vadodara (formerly known as Baroda) and Pune, India; Dubai, United Arab Emirates; and certain other smaller facilities.

Item 3. Legal Proceedings

We hereby incorporate by reference Note 18, “Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4. [Reserved]

PART II

(Dollar and share amounts in thousands, except per share amounts)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Market for Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “MDRX.” The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock of Allscripts Healthcare Solutions, Inc. for the applicable periods as reported on the NASDAQ Global Select Market.

For periods prior to October 10, 2008, the information below relates to legacy Allscripts Healthcare Solutions, Inc. prior to the 2008 Transactions. In connection with the 2008 Transactions, our fiscal year changed effective on October 10, 2008, and as a result, the table below reflects such change starting in the second fiscal quarter of our new fiscal year 2009. Our fiscal year changed back to a calendar year effective on August 23, 2010. Accordingly, the table below reflects such change commencing with the third quarter of calendar year 2010.

	High	Low
Seven Months Ended December 31, 2010
Fourth Quarter (October 1, 2010 to December 31, 2010)	$19.97	$17.23
Third Quarter (July 1, 2010 to September 30, 2010)	$18.70	$15.65
June 1, 2010 to June 30, 2010	$19.93	$15.65

Fiscal Year Ended May 31, 2010
Fourth Quarter (March 1, 2010 to May 31, 2010)	$22.55	$17.51
Third Quarter (December 1, 2009 to February 28, 2010)	$20.73	$16.38
Second Quarter (September 1, 2009 to November 30, 2009)	$22.21	$14.32
First Quarter (June 1, 2009 to August 31, 2009)	$17.48	$12.69

Fiscal Year Ended May 31, 2009
Fourth Quarter (March 1, 2009 to May 31, 2009)	$13.23	$7.85
Third Quarter (December 1, 2008 to February 28, 2009)	$10.00	$6.25
Second Quarter (beginning October 11, 2008 to November 30, 2008)	$7.81	$4.87

Calendar Year Ended December 31, 2008
Third Quarter (July 1, 2008 through October 10, 2008)	$15.71	$8.77
Second Quarter (April 1, 2008 to June 30, 2008)	$13.50	$10.35
First Quarter (January 1, 2008 to March 31, 2008)	$18.81	$8.76

We had 188,288, 146,367 and 142,397 common shares outstanding at December 31, 2010, and May 31, 2010 and 2009, respectively. On February 15, 2011, we had approximately 472 common stock holders of record according to the records of our transfer agent. On October 17, 2008, the Company paid a special cash dividend of $5.23 per share in connection with the 2008 Transactions. Other than this special cash dividend, we have never declared or paid cash dividends on our common stock. We currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant.

We did not engage in any share repurchase activity during the three month period ended December 31, 2010 or subsequent to that period through the date of this report. On February 10, 2011, the Company’s previously announced share repurchase program terminated. See Stock Repurchases under Liquidity and Capital Resources within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Annual Report for additional information regarding the share repurchase program.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on Allscripts Healthcare Solutions, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2005 and its relative performance is tracked through December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10
Allscripts Healthcare Solutions, Inc.	$100.00	$201.42	$144.93	$145.20	$296.11	$282.06
NASDAQ Composite	$100.00	$111.74	$124.67	$73.77	$107.12	$125.93
NASDAQ Health Services	$100.00	$109.80	$117.78	$87.97	$99.96	$100.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the seven months ended December 31, 2010 and for the three years ended May 31, 2010, 2009 and 2008 and the consolidated balance sheet data at December 31, 2010, and May 31, 2010 and 2009 are derived from the consolidated financial statements audited by PricewaterhouseCoopers LLP, which are included elsewhere in this report. The consolidated statements of operations data for the years ended May 31, 2007 and 2006 and the balance sheet data at May 31, 2008, 2007 and 2006 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Seven Months Ended December 31, 2010(1)	Year Ended May 31,
		2010	2009(1)	2008(1),(2)	2007(1),(2)	2006(1),(2)
		(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$613,309	$704,502	$548,439	$383,771	$379,693	$381,736
Cost of revenue	315,140	315,658	256,288	176,870	189,128	196,763

Gross profit	298,169	388,844	292,151	206,901	190,565	184,973
Selling, general and administrative expenses	232,788	224,995	199,902	117,566	121,101	112,135
Research and development	43,261	49,206	39,431	37,784	40,880	29,592
Amortization of intangible assets	16,235	10,060	6,884	11,320	22,392	23,039

Income from operations	5,885	104,583	45,934	40,231	6,192	20,207
Interest expense	(9,687)	(1,993)	(2,162)	(296)	(272)	(184)
Interest income and other, net	843	946	626	219	94	32

(Loss) income before income taxes	(2,959)	103,536	44,398	40,154	6,014	20,055
Provision for income taxes	(2,606)	(40,666)	(18,376)	(14,755)	(2,160)	(7,519)

Net (loss) income	($5,565)	$62,870	$26,022	$25,399	$3,854	$12,536

(Loss) earnings per share—basic and diluted	($0.03)	$0.42	$0.21	$0.31	$0.05	$0.15

Other Operating Data:
System sales	$113,117	$154,597	$98,469	$64,627	$71,368	$93,487
Professional services	93,875	75,439	51,827	30,943	33,422	36,957
Maintenance	191,502	248,501	196,165	141,531	133,440	122,584
Transaction processing and other	214,815	225,965	187,557	146,670	141,463	128,708

Total software and related services revenue	613,309	704,502	534,018	383,771	379,693	381,736
Prepackaged medications(3)	0	0	14,421	0	0	0

Total revenue	$613,309	$704,502	$548,439	$383,771	$379,693	$381,736

	As of December 31, 2010	As of May 31,
		2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$131,136	$145,335	$73,426	$325	$1,370	$12,449
Working capital	144,385	196,061	96,849	(6,776)	(33,875)	(27,060)
Goodwill and intangible assets, net	1,591,673	620,032	646,197	91,043	103,976	128,331
Total assets	2,418,587	1,094,690	952,656	179,268	171,247	199,148
Long-term debt	459,750	0	63,699	0	0	0
Total stockholders’ equity	1,383,768	806,825	700,370	110,649	81,169	107,645

(1)	Results of operations for the seven months ended December 31, 2010 include the results of operations of Eclipsys for the period subsequent to the completion of the merger, August 24, 2010 and reflect costs associated with the Eclipsys Merger, Coniston Transactions and other integration-related costs totaling $57,036. Results of operations for the year ended May 31, 2009 include the results of operations of legacy MHS for the full year ended May 31, 2009 and the results of operations of legacy Allscripts are included from the completion of the 2008 Transactions on October 10, 2008 through May 31, 2009. Since the 2008 Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the years ended May 31, 2008, 2007 and 2006 are the results of operations of legacy MHS only.
(2)	For the years ended May 31, 2008, 2007 and 2006, the basic and diluted share count includes only the shares issued to Misys in connection with the 2008 Transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition.
(3)	On March 16, 2009, Allscripts closed on the sale of its prepackaged medications business to A-S Medication Solutions LLC (“A-S”). The results of operations for fiscal 2009 include the prepackaged medications business from the completion of the 2008 Transactions on October 10, 2008 through the March 16, 2009 closing of its sale to A-S. The prepackaged medications business has not been disclosed as discontinued operations due to Allscripts’ continued involvement with A-S through a separate Marketing Agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share amounts)

The following discussion and analysis should be read together with “Selected Financial Data”, our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Transition Report on Form 10-K. The consolidated statements of operations data and the consolidated statements of cash flows data for the seven months ended December 31, 2009 are derived from unaudited comparative financial results.

Overview

Eclipsys Merger

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts” or the “Company”) completed the merger (the “Eclipsys Merger”) contemplated by an Agreement and Plan of Merger dated June 9, 2010 (“Merger Agreement”) by and among Allscripts, Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation, an enterprise provider of solutions and services to hospitals and clinicians (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010.

Misys Merger

On October 10, 2008, in accordance with the transactions (the “2008 Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse acquisition for accounting purposes was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. In connection with the closing of the 2008 Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the 2008 Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The 2008 Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

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

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As a result of this change, Allscripts is filing this transition report on Form 10-K for the seven months ended December 31, 2010 (“Transition Period”). Unaudited comparative financial results are provided for the seven months ended December 31, 2009.

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. Our businesses provide innovative solutions that inform physicians and other healthcare professionals with just-right, just-in-time information, connect them to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various clinical software applications for hospitals, physician practices and post-acute organizations, including acute care and ambulatory Electronic Health Records (EHR), physician practice management, revenue cycle management for hospitals and physicians, clearinghouse services, electronic prescribing, stand-alone Emergency Department Information System (EDIS) (in addition to our EDIS integrated, hospital care management and discharge management solutions, document imaging solutions), and a variety of solutions for home care and other post-acute organizations. We have reported our financial results utilizing four business segments: clinical solutions, hospital solutions, health solutions and prepackaged medications. The hospital solutions segment is a new segment established to capture the operating results of the former legacy Eclipsys business. On March 16, 2009, we disposed of our prepackaged medications business and, as a result, will, in respect of future periods, report financial results in our three remaining segments, clinical solutions, hospital solutions and health solutions.

Our ambulatory solutions for physician practices include our Enterprise EHR and practice management (PM) solution for large physician practices and Integrated Delivery Networks; our Professional EHR and PM solution for mid-size primary care and single specialty practices; and the Allscripts MyWay EHR and PM solution for smaller or independent physician practices. Our award-winning EHR solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices and smartphones, or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Electronic prescribing (e-prescribing) is an integrated component of every Allscripts EHR but we also offer a web-based stand-alone e-prescribing solution free-of-charge to any licensed prescriber.

Our practice management solutions combine scheduling, billing and revenue cycle management tools in a single package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. Our web-based clearinghouse solutions are available on a stand-alone basis or integrated into our practice management solutions.

Our acute solutions for hospitals and health systems include integrated enterprise solutions that provide clinical, revenue cycle and performance management software for use by physicians, nurses and other members across a healthcare organization’s team. Sunrise Enterprise is the Allscripts software family of solutions, including the following clinical, access, financial and departmental solutions which together form a full acute-care EHR: 1) Sunrise Clinical Manager, which includes the major integrated applications Sunrise Acute Care, Sunrise Ambulatory Care (an EHR for hospital-employed physicians), Sunrise Critical Care, Sunrise Emergency Care and Sunrise Pharmacy, in addition to related modules and capabilities, such as Knowledge-Based Charting, Knowledge-Based Medication Administration and others. Sunrise Clinical Manager enables a physician or other authorized clinician to view patient data and conduct computerized physician order entry (CPOE) quickly at the point of care, from virtually any other point in the enterprise or through secure remote access, providing evidence-based clinical decision support at the time of order entry; 2) Sunrise Access Manager, which shares the Sunrise Clinical Manager platform and health data repository and includes Sunrise Enterprise Scheduling and Sunrise Enterprise Registration, enabling healthcare providers to identify a patient at any time within a healthcare organization and to collect and maintain patient information on an enterprise-wide basis; 3) Sunrise Patient

Financials, which provides centralized enterprise-wide business office capabilities that help healthcare organizations improve financial workflows and more effectively manage their patient billing, accounts receivable, and contract management functions, helping to reduce costs for this important function and maximize and accelerate appropriate reimbursements from patients and other parties.

Our acute solutions also include the Enterprise Performance Management solution suite, a grouping of our executive tools that support direct patient care-related activities, as well as operational performance management. Allscripts performance management solutions for hospitals and health systems focus on three critical areas: financial decision support; hospital patient flow and throughput; and clinical analytics. These solutions bring together integrated data from across the enterprise to analyze dependencies, trends and patterns, bottlenecks and areas of concern from a high level, down to the individual patient, clinician or resource. The Enterprise Performance Management Suite includes: 1) Sunrise EPSi, a fully integrated, web-based solution that provides integrated analytics, budgeting and knowledge-based decision support designed to bring together all the major components of financial management—strategic planning, product line budgeting, cost accounting, and operational and capital budgeting—to plan more effectively and accurately for the future and address the financial challenges facing healthcare organizations today; 2) Sunrise Patient Flow, which gives hospitals effective management and visibility of patients’ movements throughout the enterprise enabling hospital management to identify bottlenecks and operational constraints and better coordinate resources to optimize patient flow; 3) Sunrise Clinical Analytics, an advanced clinical business intelligence solution that enables organizations to effectively track and measure clinical performance and identify how clinician actions impact outcomes, helping organizations to monitor and improve performance related to core measures, hospital-acquired complications and other quality initiatives.

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

In October, 2010, Allscripts introduced Sunrise Mobile MD, a new mobile solution that offers physicians greater control of the patient encounter on an Apple iPhone® or iPod touch®. Sunrise Mobile MD is built on Helios by Allscripts, the company’s industry-defining open platform to enable proprietary, native integration with the Sunrise Enterprise 5.5 suite. Physicians using the Allscripts iPhone application gain direct access to and from the Sunrise Enterprise EHR enabling them to remotely monitor their hospitalized patients.

Our acute solutions also include offerings for hospitals that are seeking a stand-alone Emergency Department Information System (EDIS) and care management solutions, as well as post-acute facilities such as home health providers, hospices and skilled nursing facilities. Allscripts ED is an EDIS that electronically streamlines processes for hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT, a legacy EDIS product, offers similar functionality for streamlining the Emergency Department care process in small hospitals. Allscripts Care Management is a web-based solution that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits. Allscripts post-acute solutions include: Referral Management, Referral Management Plus, and Allscripts Mobile. These solutions streamline the transition of care process between hospitals and post-acute care facilities. Our solution for home health providers is an integrated system that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office.

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

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter over the five year term for a total of approximately $18,000. Allscripts has continuing obligations requiring substantive performance under the Marketing Agreement, including the use of the Allscripts trade name, promotion of the products and service offerings of A-S with existing and future Allscripts’ customers, participation in the development and promotion of joint marketing materials, sharing of certain customer and sales lead information, and other related marketing service obligations. In October 2010, the Marketing Agreement was amended to reflect a reduction of total contractual fees due by $4,600 and the acceleration of payment of the reduced fees. As of December 31, 2010, $5,000 remains to be paid under the amended Marketing Agreement. This amount will be paid to Allscripts over five monthly installments of $1,000 through May 31, 2011. Additionally, after May 31, 2011 Allscripts will no longer have any continuing obligations under the Marketing Agreement. There was no activity in the prepackaged medications segment prior to the 2008 Transactions, as this was a legacy Allscripts segment. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during fiscal year 2010 and subsequent periods.

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

We believe a combination of executive and legislative leadership at the federal level, industry standards, and federal incentives that exist today for e-prescribing and pay-for-quality initiatives, will quickly make electronic health records as common as practice management systems in all provider offices. We believe the stimulus and other provisions provided by the American Recovery and Reinvestment Act of 2009 (the “Stimulus”) will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the material opportunity presented by the Stimulus and have seen a positive impact on new orders, particularly in our Enterprise products. However, we believe that the impact on new orders related to the Stimulus have been tempered by continued

uncertainty around the Stimulus and related funding requirements and also due to the challenging economic conditions which have motivated customers and prospective customers to defer capital investments, conserve cash and move towards software subscription arrangements versus traditional licensing arrangements. We believe that the continuation of these challenging economic conditions and uncertainty around the Stimulus may continue until physicians and hospitals begin receiving the first stimulus payments in 2011. Additionally, we face the following other material opportunities, challenges and risks related to the Stimulus, which are further described below: (i) developing adequate capacity to satisfy the potential increased demand; (ii) ensuring that all of our products obtain applicable product certifications and our customers are able to achieve “meaningful use” as required by the Stimulus; (iii) taking advantage of demand trends; and (iv) positioning the Company as a provider to potential government-funded health care providers.

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

The market for acute care solutions is highly competitive. Sales cycles can occur over an extended period of time and require hospitals to secure external funding to finance their purchases of new clinical information systems. Several companies that we compete with are privately held which can provide certain advantages in capturing new client relationships. In addition, the market has increasingly moved toward adoption of integrated solutions that connect various venues of care including hospitals, physician offices, clinics, laboratories, post-acute facilities and other care delivery settings. The merger of Allscripts and Eclipsys was meant to respond to these emerging market dynamics by providing a full complement of solutions across the community of care. However other vendors may be better known or be perceived as a more integrated solutions provider currently. The company has product integration plans that demonstrate the future direction for integrated solutions as well as current efforts that illustrate interoperability in common client settings. However, it will take time and resources to complete the product integration plan to meet current and evolving market demand for such solutions.

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

The vast majority of our acute care and ambulatory customers will be focused on ARRA in 2011. As a result, much of our professional services deployment capacity will be focused on helping our customers upgrade to the most current release of our EHR products that are certified as meeting initial “meaningful use” requirements as well as implement any additional modules required to achieve “meaningful use.” Our professional services margins could be impacted as we supplement our staff with third party resources to help meet the demand. We expect this trend to continue into the near future as ARRA Stage 2 requirements are defined and customers react to such requirements.

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

Interest expense consists primarily of interest on our previously outstanding 3.50% Senior Convertible Debentures (the “Debentures”), interest on capital leases and interest expense on outstanding debt under credit facilities.

Interest income and other, net consists primarily of interest earned on cash and marketable securities, and realized gains on investments.

Recent Accounting Pronouncements

Refer to Note 1 – Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for a description of new accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, remote hosting of our software and outsourcing. For some clients, we host the software applications licensed from us remotely on our own servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. Prepackaged medications revenue is only included in operating results during fiscal year 2009, as the related business was acquired as part of the 2008 Transactions in the second quarter of fiscal year 2009 and later disposed in the fourth quarter of fiscal year 2009.

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

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

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

Goodwill and Intangible Assets

We evaluate the value of intangible assets based upon the present value of the future economic benefits expected to be derived from the assets. We assess the impairment of the identifiable intangibles and goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If we determine that the value of the intangible assets and goodwill may not be recoverable from future cash flows, a write-down of the value of the asset may be required. We perform the annual impairment test of goodwill and indefinite lived intangible assets as of May 31. For each reporting unit fair value substantially exceeded its carrying value as of May 31, 2010 and no indicators of impairment were identified as a result of the annual impairment test.

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

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with authoritative accounting guidance, we recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the provision for income taxes line of our consolidated statements of operations.

Refer to Note 1—Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for further discussions of our accounting policies.

Overview of Consolidated Results

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Revenue:
System sales	$113,117	$74,204	52.4%	$154,597	$98,469	$64,627	57.0%	52.4%
Professional services	93,875	38,335	144.9%	75,439	51,827	30,943	45.6%	67.5%
Maintenance	191,502	140,263	36.5%	248,501	196,165	141,531	26.7%	38.6%
Transaction processing and other	214,815	130,677	64.4%	225,965	187,557	146,670	20.5%	27.9%

Total software and related services	613,309	383,479	59.9%	704,502	534,018	383,771	31.9%	39.2%
Prepackaged medications	0	0	N/M	0	14,421	0	N/M	N/M

Total revenue	613,309	383,479	59.9%	704,502	548,439	383,771	28.5%	42.9%
Cost of revenue:
System sales	63,392	43,516	45.7%	85,070	52,039	37,086	63.5%	40.3%
Professional services	81,572	35,414	130.3%	66,561	51,327	26,131	29.7%	96.4%
Maintenance	67,463	47,588	41.8%	82,348	71,913	57,265	14.5%	25.6%
Transaction processing and other	102,713	47,094	118.1%	81,679	69,479	56,388	17.6%	23.2%

Total software and related services	315,140	173,612	81.5%	315,658	244,758	176,870	29.0%	38.4%
Prepackaged medications	0	0	N/M	0	11,530	0	N/M	N/M

Total cost of revenue	315,140	173,612	81.5%	315,658	256,288	176,870	23.2%	44.9%

Gross profit	298,169	209,867	42.1%	388,844	292,151	206,901	33.1%	41.2%
% of Revenue	48.6%	54.7%		55.2%	53.3%	53.9%
Selling, general and administrative expenses	232,788	126,569	83.9%	224,995	199,902	117,566	12.6%	70.0%
Research and development	43,261	27,238	58.8%	49,206	39,431	37,784	24.8%	4.4%
Amortization of intangible assets	16,235	5,914	174.5%	10,060	6,884	11,320	46.1%	(39.2%)

Income from operations	5,885	50,146	(88.3%)	104,583	45,934	40,231	127.7%	14.2%
Interest expense	(9,687)	(1,302)	644.0%	(1,993)	(2,162)	(296)	(7.8%)	630.4%
Interest income and other, net	843	240	251.3%	946	626	219	51.1%	185.8%

(Loss) income before income taxes	(2,959)	49,084	(106.0%)	103,536	44,398	40,154	133.2%	10.6%
Provision for income taxes	(2,606)	(18,596)	(86.0%)	(40,666)	(18,376)	(14,755)	121.3%	24.5%

Effective tax rate	(88.1%)	37.9%		39.3%	41.4%	36.7%
Net (loss) income	($5,565)	$30,488	(118.3%)	$62,870	$26,022	$25,399	141.6%	2.5%

N/M – not meaningful

Given the level of integration of the operations and reporting of legacy Allscripts and legacy MHS following the 2008 Transactions, management does not view or manage the business on a legacy business basis. Accordingly, it is not possible or meaningful in every case to quantify the impacts of the inclusion of legacy Allscripts on our financial results on a year-over-year basis within our overview of consolidated results and segment results. The fiscal year ended May 31, 2010 includes the full-year results of both legacy MHS and legacy Allscripts businesses. The fiscal year ended May 31, 2009 includes the full-year results of legacy MHS and the results of operations of legacy Allscripts subsequent to the closing of the 2008 Transactions, October 10, 2008.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Revenue

Revenue for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. All software and related services revenue categories reflect increases from the prior year comparable period. Excluding the impact of Eclipsys revenue totaling $174,678, as shown below in the Hospital Solutions segment, from August 24, 2010 through December 31, 2010, software and related services revenue for the seven months ended December 31, 2010 consists of the following:

	Seven Months Ended December 31,
	2010	2009	% Change Seven Months Ended
Revenue:
System sales	$87,107	$74,204	17.4%
Professional services	58,646	38,335	53.0%
Maintenance	152,131	140,263	8.5%
Transaction processing and other	140,748	130,677	7.7%

Total software and related services revenue	$438,632	$383,479	14.4%

Excluding the revenues contributed by Eclipsys during the seven months ended December 31, 2010, system sales increased during the seven months ended December 31, 2010 as a result of an increase in customer orders compared to the seven months ended December 31, 2009. Professional services revenue increased primarily from an increase in professional services headcount which increased our ability to provide more billable services. The increase in customer orders also contributed to the increase in professional services revenue. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts.

Gross Profit

Consolidated gross profit for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys gross profit totaling $66,178 for the period August 24, 2010 through December 31, 2010, software and related services gross profit for the seven months ended December 31, 2010 consists of the following:

	Seven Months Ended December 31,
	2010	2009	% Change Seven Months Ended
Total software and related services revenue cost of revenue	$206,640	$173,612	19.0%

Gross profit	$231,992	$209,867	10.5%
% of Revenue	52.9%	54.7%

Excluding the impact of gross profit contributed by Eclipsys, the increase in gross profit is attributable to higher system sales that were driven by an increase in software orders during the seven months ended December 31, 2010 compared to the seven months ended December 31, 2009, an increase in professional services revenue due to the increased capacity to deliver billable services and an increase in maintenance revenue due to growth in our customer base and annual maintenance fee increases under existing contracts. Gross profit as a percent of revenue declined slightly compared to the prior year comparable period due primarily to an increase in the amortization of software development costs of $3,296 and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our Software as a Service (SaaS) solutions.

Operating Income

Consolidated operating income for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys loss from operations totaling ($16,048) for the period August 24, 2010 through December 31, 2010, operating income for the seven months ended December 31, 2010 consists of the following:

	Seven Months Ended December 31,
	2010	2009	% Change Seven Months Ended
Income from operations	$21,933	$50,146	(56.3%)

Excluding the impact of operating loss by Eclipsys, the decrease in operating income is primarily due to increases in selling, general and administrative expenses and research and development expenses. Selling, general and administrative expenses increased as a result of an increase in headcount and expenses incurred related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs totaling $42.5 million. Research and development expenses increased as a result of increased headcount. The increase in expenses was partially offset by the increase in gross profit discussed above.

The Eclipsys loss from operations is driven by a $27.3 million deferred revenue adjustment related to the Eclipsys Merger that negatively impacts revenue, expenses incurred related to the Eclipsys Merger and other integration-related costs totaling $14.5 million and amortization of intangibles acquired in the Eclipsys Merger totaling $17.3 million.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

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

Gross Profit

Gross profit increased during the year ended May 31, 2010 compared to the prior year due to the inclusion of full-year results for legacy Allscripts and an increase in revenue related to increased customer orders. Excluding the impact of our prepackaged medications business which was sold during the year ended May 31, 2009, gross profit as a percentage of revenue increased compared to the prior year due to improved utilization of professional services resources as well as an improvement in maintenance margins due to better cost management and a slight reduction in headcount. Additionally, a more favorable system sales revenue mix was realized in fiscal year 2010 compared to prior year with more revenue being contributed from software licenses and less from lower margin hardware sales. This improvement was offset by increased amortization of software development costs.

Operating Income

Operating income increased from the prior year primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an improvement in gross profit. The increase in 2010 is partially offset by increased costs related to an increase in research and development headcount and the Eclipsys Merger and the Coniston Transactions. The increase in research and development costs is partially offset by an increase in capitalized software development costs. Transaction-related fees and expenses, including legal, investment banking and accounting fees, incurred in connection with announced transactions as well as severance, integration, and certain legal and related settlement amounts totaled approximately $14.4 million during the year ended May 31, 2010.

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

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

Gross Profit

The increase in gross profit in fiscal year 2009 is primarily due to the legacy Allscripts gross profit contribution which was not present in fiscal year 2008. The decrease in gross profit as a percentage of revenue in fiscal year 2009 is primarily due to the contribution of gross profit from the legacy Allscripts software and related services, which has lower margins than legacy MHS software and related services.

Operating Income

The increase in operating income for fiscal year 2009 is primarily due to the legacy Allscripts gross profit contribution which was not present in fiscal year 2008. In addition to the impact of the addition of legacy Allscripts in fiscal year 2009, contributing to the increase in operating income was the result of a decrease in the amortization of intangibles as a result of certain legacy MHS intangibles which became fully amortized in fiscal year 2008 and due to lower research and development costs resulting from an increase in software development eligible for capitalization related primarily to development on our MyWay product as well as a reduction in third-party spending on other legacy MHS software products. These cost savings were partially offset by higher selling, general and administrative costs related to the impairment of our investment in Aprima, higher severance costs, and an increase in third party costs related to the integration of the businesses after the closing of the 2008 Transactions.

Segment Operations

Overview of Segment Results

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Revenue
Clinical solutions	$369,312	$320,883	15.1%	$593,061	$457,402	$347,891	29.7%	31.5%
Hospital solutions	174,677	0	N/M	0	0	0	N/M	N/M
Health solutions	69,320	62,596	10.7%	111,441	76,616	35,880	45.5%	113.5%
Prepackaged medications	0	0	N/M	0	14,421	0	N/M	N/M

Total revenue	$613,309	$383,479	59.9%	$704,502	$548,439	$383,771	28.5%	42.9%

Income from operations
Clinical solutions	$87,466	$82,569	5.9%	$164,492	$118,552	$59,997	38.8%	97.6%
Hospital solutions	24,236	0	N/M	0	0	0	N/M	N/M
Health solutions	35,590	31,324	13.6%	58,853	30,713	12,305	91.6%	149.6%
Prepackaged medications	0	0	N/M	0	1,121	0	N/M	N/M
Unallocated corporate expenses	(141,407)	(63,747)	121.8%	(118,762)	(104,452)	(32,071)	13.7%	225.7%

Total income from operations	$5,885	$50,146	(88.3%)	$104,583	$45,934	$40,231	127.7%	14.2%

Clinical Solutions

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Revenue:
System sales	$76,565	$62,444	22.6%	$133,645	$81,867	$51,245	63.2%	59.8%
Professional services	50,079	31,350	59.7%	62,834	43,430	25,724	44.7%	68.8%
Maintenance	131,509	120,670	9.0%	213,756	169,290	125,549	26.3%	34.8%
Transaction processing and other	111,159	106,419	4.5%	182,826	162,815	145,373	12.3%	12.0%

Total revenue	369,312	320,883	15.1%	593,061	457,402	347,891	29.7%	31.5%

Total cost of revenue	187,413	155,879	20.2%	284,695	222,437	168,092	28.0%	32.3%

Gross profit	181,899	165,004	10.2%	308,366	234,965	179,799	31.2%	30.7%
% of Revenue	49.3%	51.4%		52.0%	51.4%	51.7%
Selling, general and administrative expenses	67,168	59,735	12.4%	103,009	88,634	85,461	16.2%	3.7%
Research and development	27,265	22,700	20.1%	40,865	27,779	34,341	47.1%	(19.1%)

Income from operations	$87,466	$82,569	5.9%	$164,492	$118,552	$59,997	38.8%	97.6%

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Revenue

Clinical solutions revenue increased during the seven months ended December 31, 2010 primarily due to an increase in customer orders that drove increases in all revenue categories. The increase in professional services was also driven by an increase in professional services headcount which provided additional capacity to deliver more billable services. Additionally, maintenance and transaction processing revenues increased as a result of continued growth in the clinical solutions customer base and annual maintenance fee increases under existing contracts.

Gross Profit

Clinical solutions gross profit increased during the seven month period ended December 31, 2010 as compared to the prior year comparable period primarily due to an increase in system sales that was driven by an increase in software orders and an increase in maintenance revenue due to growth in our customer base and annual maintenance fee increases under existing contracts. Gross profit as a percentage of revenue for the seven months ended December 31, 2010 decreased compared to the prior year comparable period primarily due to a lower gross profit percentage realized by transaction processing. We incurred additional transaction processing related costs as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions.

Selling, General and Administrative

The increase in clinical solutions selling, general and administrative expenses during the seven months ended December 31, 2010 is attributable to higher commission expense which was driven by an increase in customer orders and higher overall revenues. This increase was partially offset by a decrease in stock compensation expense as compared to the prior year comparable period.

Research and Development

Clinical solutions research and development costs increased during the seven months ended December 31, 2010 primarily due to an increase in costs related to a higher number of internal and external research and development resources required to achieve new features and functionality and meet the meaningful use guidelines stipulated by healthcare legislation. Increased costs in the current period were partially offset by an increase in the capitalization of software development costs.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

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

Gross Profit

Clinical solutions gross profit increased in fiscal 2010 as compared to the prior year primarily due to the inclusion of full-year results for legacy Allscripts and an increase in revenue related to increased customer orders. Gross profit as a percentage of revenue increased slightly during the year ended May 31, 2010 compared to the prior year primarily attributable to improved utilization of professional services resources as well as an improvement in maintenance margins due to better cost management. Additionally, a more favorable system sales revenue mix was realized in fiscal year 2010 with more revenue being contributed from software licenses and less from lower margin hardware sales. This improvement was offset by increased amortization of software development costs.

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

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

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

Gross Profit

The increase in gross profit is primarily due to the clinical solutions margin contributed by legacy Allscripts for the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009. The slight decrease in gross profit as a percentage of revenue for fiscal year 2009 is primarily due to an increase in amortization cost associated with acquired technology related to the 2008 Transactions.

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

Hospital Solutions

Seven Months Ended December 31, 2010
Revenue:
System sales	$26,010
Professional services	35,229
Maintenance	39,371
Transaction processing and other	74,067

Total revenue	174,677

Total cost of revenue	108,500

Gross profit	66,177
% of Revenue	37.9%
Selling, general and administrative expenses	29,817
Research and development	12,124

Income from operations	$24,236

The hospital solutions segment is a new segment that will capture the operating results of the acute care hospital solutions acquired in the Eclipsys Merger. Accordingly, comparative results will first be presented when the 10-Q for the quarter ending September 30, 2011 is filed.

Revenues for the seven months ended December 31, 2010 reflect the revenues of our acute care hospital solutions from the date of the Eclipsys Merger, August 24, 2010, through December 31, 2010. System sales and professional services are revenue categories driven by client orders and mix of such orders (i.e., software, hardware, professional services, etc.). Maintenance and transaction processing and other revenues are also driven by client orders; however, these revenue categories are more recurring in nature and include offerings such as remote hosting and outsourcing. Overall, revenues are negatively impacted by the amortization of a deferred revenue adjustment related to the Eclipsys Merger totaling $27.3 million. Gross profit is also negatively impacted by this same adjustment in addition to amortization of intangibles acquired in the Eclipsys Merger totaling $6.3 million. Selling, general and administrative expenses, and research and development expenses, reflect recurring costs of the hospital solutions segment, and are net of capitalized software development costs of $8.2 million.

Health Solutions

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Revenue:
System sales	$10,542	$11,760	(10.4%)	$20,952	$16,602	$13,382	26.2%	24.1%
Professional services	8,567	6,985	22.6%	12,605	8,397	5,219	50.1%	60.9%
Maintenance	20,622	19,593	5.3%	34,745	26,875	15,982	29.3%	68.2%
Transaction processing and other	29,589	24,258	22.0%	43,139	24,742	1,297	74.4%	1807.6%

Total revenue	69,320	62,596	10.7%	111,441	76,616	35,880	45.5%	113.5%

Total cost of revenue	19,227	17,732	8.4%	30,963	22,321	8,778	38.7%	154.3%

Gross profit	50,093	44,864	11.7%	80,478	54,295	27,102	48.2%	100.3%
% of Revenue	72.3%	71.7%		72.2%	70.9%	75.5%
Selling, general and administrative expenses	10,632	9,002	18.1%	13,284	16,569	11,354	(19.8%)	45.9%
Research and development	3,871	4,538	(14.7%)	8,341	7,013	3,443	18.9%	103.7%

Income from operations	$35,590	$31,324	13.6%	$58,853	$30,713	$12,305	91.6%	149.6%

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Revenue

The health solutions revenue increase during the seven months ended December 31, 2010 is primarily attributable to increases in professional services and transaction processing which were driven by an increase in health solutions orders compared to the seven months ended December 31, 2009. Transaction processing primarily consists of software sold as a service. Maintenance revenues also increased due to growth in our customer base and annual maintenance fee increases under existing contracts. These increases were partially offset by a decrease in system sales. While customer orders for systems sales increased during the seven months ended December 31, 2010, the increase in customer orders did not result in an increase in revenue due to the timing of related implementation services.

Gross Profit

Health solutions gross profit increased during the seven months ended December 31, 2010 as compared to the prior year comparable period primarily due to the increases in professional services revenue and transaction processing revenue related to increased customer orders. Gross profit as a percentage of revenue for the seven months ended December 31, 2010 increased over the comparable prior year period due to improved utilization of professional services personnel and an improved revenue mix driven by higher margin transaction processing revenue.

Selling, General and Administrative

The increase in health solutions selling, general and administrative expenses during the seven months ended December 31, 2010 is attributable to higher commission expense which was driven by an increase in customer orders, and an increase in stock compensation expense as compared to the prior year comparable period.

Research and Development

Health solutions research and development costs decreased in the seven months ended December 31, 2010 primarily due to an increase in capitalization of software development costs relating to increased feature and functionality development efforts that commenced in 2010. This increase was partially offset by an increase in costs related to a higher number of internal and external research and development resources compared to the prior year comparable period.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

Revenue

Health solutions revenue increased during the year ended May 31, 2010 primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an increase in customer orders.

Gross Profit

The health solutions gross profit increase during the year ended May 31, 2010 is primarily due to the inclusion of full-year results for legacy Allscripts. Gross profit as a percentage of revenue increased slightly during fiscal year 2010 compared to the prior year. The slight increase is primarily attributable to improved utilization of professional services resources. Additionally, a more favorable system sales revenue mix was realized during fiscal year 2010 with more revenue being contributed from software licenses and less from lower margin hardware sales. This improvement was partially offset by increased amortization of software development costs.

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

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

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

Gross Profit

The decrease in gross profit as a percentage of revenue for fiscal year 2009 is attributable to the margin mix associated with the legacy Allscripts products which have margins that tend to be lower than legacy MHS and due to an increase in amortization cost associated with acquired technology related to the 2008 Transactions.

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

Prepackaged Medications

Fiscal Year Ended May 31, 2009
Total prepackaged medications revenue	$14,421
Total prepackaged medications cost of revenue	11,530

Gross profit	2,891
Selling general and administrative expenses	1,770

Income from operations	$1,121

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”). There was no activity in the prepackaged medications segment prior to the 2008 Transactions, as this was a legacy Allscripts segment. As a result of the Meds Agreement, there was no activity in the prepackaged medications segment during the seven months ended December 31, 2010 and 2009, and fiscal year ended May 31, 2010.

Unallocated Corporate Expenses

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Unallocated corporate expenses	($141,407)	($63,747)	121.8%	($118,762)	($104,452)	($32,071)	13.7%	225.7%

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

The increase in unallocated corporate expenses during the seven months ended December 31, 2010 as compared to the seven months ended December 31, 2009 is attributable to an increase in headcount and expenses incurred related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs totaling $57.0 million, in addition to unallocated corporate expenses incurred by legacy Eclipsys from the date of the merger, August 24, 2010.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

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

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

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

Amortization of Intangible Assets

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Amortization of intangible assets	$16,235	$5,914	174.5%	$10,060	$6,884	$11,320	46.1%	(39.2%)

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Amortization of intangibles increased during the seven months ended December 31, 2010 as a result of increased amortization related to intangible assets acquired in the Eclipsys Merger.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

Amortization of intangibles increased during the year ended May 31, 2010 as a result of recognizing transaction-related expenses for a full year as compared to the prior year when amortization commenced in conjunction with the closing of the 2008 Transactions on October 10, 2008.

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

The decrease in fiscal year 2009 is primarily due to the Medic customer relationship intangible asset becoming fully amortized during fiscal year 2008. The decrease was partially offset by the intangible amortization recorded in conjunction with the 2008 Transactions for the period from the closing of the 2008 Transactions on October 10, 2008 through May 31, 2009.

Interest Expense

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Interest expense	($9,687)	($1,302)	644.0%	($1,993)	($2,162)	($296)	(7.8%)	630.4%

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Interest expense increased during the seven months ended December 31, 2010 as compared to the prior year comparable period primarily due to interest incurred on the amounts drawn against the Senior Secured Credit Facilities in order to fund the Coniston Transactions.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

Interest expense decreased during the year ended May 31, 2010 as compared to the prior year due to the conversion of outstanding Debentures to common stock in the first fiscal quarter of 2010 and the repayment of the outstanding balance under the Credit Facility during 2010.

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

The increase during 2009 is primarily due to interest expense related to the Debentures and the Credit Facility from legacy Allscripts in conjunction with the 2008 Transactions.

Interest Income and Other, Net

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Interest income and other, net	$843	$240	251.3%	$946	$626	$219	51.1%	185.8%

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

The increase in interest income and other, net during the seven month period ended December 31, 2010 is partially due to realized gains on investments and an increase in the cash and marketable securities balance, net of decreases due to lower interest rates earned.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

The increase during 2010 is partially due to realized gains on investments and an increase in the cash and marketable securities balance, net of decreases due to lower interest rates earned on cash in 2010.

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

The increase during 2009 is primarily due to an increase in the cash and marketable securities balance related to the completion of the 2008 Transactions.

Income Tax Expense

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
	2010	2009	% Change Seven Months Ended	2010	2009	2008	% Change Fiscal 2010 to Fiscal 2009	% Change Fiscal 2009 to Fiscal 2008
Provision for income taxes	($2,606)	($18,596)	(86.0%)	($40,666)	($18,376)	($14,755)	121.3%	24.5%
Effective tax rate	(88.1%)	37.9%		39.3%	41.4%	36.7%

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

The effective tax rate increased significantly for the seven months ended December 31, 2010 compared to the prior year comparable period primarily due to nondeductible expenses incurred related to the Eclipsys Merger and Coniston Transactions and changes in state tax rates.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

The decrease in the effective tax rate during 2010 is primarily due to a reduction in state income tax expense and the utilization of federal research and development credits.

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

The increase in the effective rate during 2009 is due to state tax increases in certain states, primarily in Texas, and due to a decrease in the IRC Section 199 deduction as a result of the availability of NOL carry-forwards.

Contract Backlog

As of December 31, 2010, and May 31, 2010 and 2009, the Company had a committed contract backlog of approximately $2,677 million, $774 million and $673 million, respectively. Of that amount, approximately $606 million, $103 million and $105 million, as of December 31, 2010, and May 31, 2010 and 2009, respectively, was related to long term SaaS contract commitments. A portion of the contracts in the committed contract backlog are accounted for under the percentage of completion accounting method. The determination of the revenue related to these contracts which will be recognized in the next twelve months is projected based upon the expected implementation period for such contracts.

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature that are necessary for a fair presentation of the results for these periods. The operating results for any quarter should not be relied upon to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary.”

	Quarter Ended
	Transition Period		Fiscal Year 2010				Fiscal Year 2009
	December 31, 2010	September 30, 2010	May 31, 2010	February 28, 2010	November 30, 2009	August 31, 2009	May 31, 2009	February 28, 2009	November 30, 2008	August 31, 2008

	(Amounts in thousands, except per share amounts) (Unaudited)

Consolidated Statements of Operations Data:
Revenue	$316,178	$242,393	$190,329	$179,919	$169,344	$164,910	$166,333	$160,703	$128,613	$92,790
Cost of revenue	170,071	117,981	87,779	78,245	73,794	75,840	74,220	77,422	61,851	42,795

Gross profit	146,107	124,412	102,550	101,674	95,550	89,070	92,113	83,281	66,762	49,995
Selling, general and administrative expenses	105,862	103,826	61,742	54,672	55,622	52,959	55,181	47,709	64,113	32,899
Research and development	20,874	16,697	13,855	12,649	10,724	11,978	10,633	9,913	10,927	7,958
Amortization of intangible assets	9,829	5,576	2,488	2,488	2,521	2,563	2,569	2,872	1,256	187

Income (loss) from operations	9,542	(1,687)	24,465	31,865	26,683	21,570	23,730	22,787	(9,534)	8,951
Interest expense	(6,527)	(3,069)	(294)	(536)	(478)	(685)	(497)	(960)	(628)	(77)
Interest income and other, net	570	250	643	87	115	101	240	91	284	11

Income (loss) before income taxes	3,585	(4,506)	24,814	31,416	26,320	20,986	23,473	21,918	(9,878)	8,885
(Provision) benefit for income taxes	(9,808)	5,879	(9,125)	(12,946)	(10,541)	(8,054)	(10,107)	(8,668)	3,913	(3,514)

Net (loss) income	($6,223)	$1,373	$15,689	$18,470	$15,779	$12,932	$13,366	$13,250	($5,965)	$5,371

(Loss) earnings per share:
Basic	($0.03)	$0.01	$0.10	$0.12	$0.11	$0.09	$0.09	$0.09	($0.05)	$0.06

Diluted	($0.03)	$0.01	$0.10	$0.12	$0.10	$0.09	$0.09	$0.09	($0.05)	$0.06

Liquidity and Capital Resources

As of December 31, 2010, and May 31, 2010 and 2009, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $131,136, $145,335 and $73,426, respectively, and, after the closing of the Coniston Transactions, our revolving credit facility described below. The increase in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
In thousands	2010	2009	$ Change Seven Months Ended	2010	2009	2008	$ Change Fiscal 2010 to Fiscal 2009	$ Change Fiscal 2009 to Fiscal 2008
Net (loss) income	($5,565)	$30,488	($36,053)	$62,870	$26,022	$25,399	$36,848	$623
Non-cash adjustments to net income	72,253	37,555	34,698	84,007	45,257	22,767	38,750	22,490
Cash used in changes in operating assets and liabilities	9,093	(31,269)	40,362	(6,959)	(35,202)	(40,343)	28,243	5,141

Net cash provided by operating activities	$75,781	$36,774	$39,007	$139,918	$36,077	$7,823	$103,841	$28,254

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Net cash provided by operating activities increased in the seven months ended December 31, 2010 primarily due to a decrease in the utilization of cash by working capital activities as compared to the prior year comparable period and the cash contribution by legacy Eclipsys from the date of the merger, August 24, 2010. The additional cash provided by legacy Eclipsys was partially offset by an increase in expenses related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs incurred during the seven months ended December 31, 2010.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

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

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

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

Investing Cash Flow Activities

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
In thousands	2010	2009	$ Change Seven Months Ended	2010	2009	2008	$ Change Fiscal 2010 to Fiscal 2009	$ Change Fiscal 2009 to Fiscal 2008
Capital expenditures	($24,552)	($5,069)	($19,483)	($13,919)	($4,970)	($1,167)	($8,949)	($3,803)
Capitalized software	(36,936)	(10,272)	(26,664)	(21,097)	(14,001)	0	(7,096)	(14,001)
Sales and maturities of marketable securities and other investments, net	1,589	383	1,206	3,009	6,181	0	(3,172)	6,181
Change in restricted cash	2,216	0	2,216	0	0	0	0	0
Net cash acquired in merger with Eclipsys	170,102	0	170,102	0	0	0	0	0
Payment for acquisition of Allscripts, net of cash acquired	0	0	0	0	(263,766)	0	263,766	(263,766)
Net proceeds received from sale of building	0	0	0	0	6,450	0	(6,450)	6,450
Net proceeds from the sale of the prepackaged medications business	0	0	0	0	8,000	0	(8,000)	8,000
Purchase of preferred shares in iMedica	0	0	0	0	0	(8,000)	0	8,000

Net cash provided by (used in) investing activities	$112,419	($14,958)	$127,377	($32,007)	($262,106)	($9,167)	$230,099	($252,939)

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Cash provided by investing activities increased during the seven months ended December 31, 2010 due to the cash and restricted cash acquired in the Eclipsys Merger. This increase was partially offset by increases in capital expenditures and software development expenditures. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our products. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during the seven months ended December 31, 2010 that was driven by new product initiatives and regulatory updates to existing products related to meaningful use. Capital expenditures and capitalized software expenditures are also higher during the seven months ended December 31, 2010 due to the inclusion of amounts related to legacy Eclipsys from the merger date, August 24, 2010, totaling $13,894 and $8,244, respectively.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

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

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

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

Financing Cash Flow Activities

	Seven Months Ended December 31,			Fiscal Year Ended May 31,
In thousands	2010	2009	$ Change Seven Months Ended	2010	2009	2008	$ Change Fiscal 2010 to Fiscal 2009	$ Change Fiscal 2009 to Fiscal 2008
Net proceeds from stock-based compensation activities and employee stock purchase plan	$10,426	$2,462	$7,964	$3,594	$5,620	$0	($2,026)	$5,620
Excess tax benefits from stock-based compensation	(457)	6,857	(7,314)	6,251	5,463	0	788	5,463
Net payments on debt instruments	(81,705)	(20,993)	(60,712)	(45,505)	(21,475)	(1,574)	(24,030)	(19,901)
Credit facility borrowings, net of issuance costs	547,744	0	547,744	0	0	0	0	0
Change in parent’s net investment	0	0	0	0	358,802	1,873	(358,802)	356,929
Repurchase of common stock and senior convertible notes	(679,000)	0	(679,000)	0	(51,547)	0	51,547	(51,547)

Net cash (used in) provided by financing activities	($202,992)	($11,674)	($191,318)	($35,660)	$296,863	$299	($332,523)	$296,564

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Cash used for financing activities increased during the seven months ended December 31, 2010 compared to the prior year comparable period primarily due to the repurchase of common stock related to the reduction of Misys ownership in Allscripts. The increase is partially offset by proceeds from the Senior Secured Credit Facilities which were used to fund the Coniston Transactions and working capital needs. Payments on debt instruments primarily increased due to repayment of borrowings under the Senior Secured Credit Facilities. Additionally, an increase in proceeds from stock options and employee stock purchases partially offsets the increases in cash used for financing activities.

Fiscal Year May 31, 2010 Compared to Fiscal Year May 31, 2009

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

Fiscal Year May 31, 2009 Compared to Fiscal Year May 31, 2008

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

Stock Repurchases

On February 10, 2009, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $150,000 of its common stock over two years. Repurchases may be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases also have been made from Misys pursuant to the Stock Repurchase Agreement, dated as of February 10, 2009 (the “Stock Repurchase Agreement”), by and among Misys, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts. The aggregate amount of shares purchased pursuant to the repurchase plan, whether pursuant to any 10b5-1 plan, Rule 10b-18 or the Stock Repurchase Agreement, will not exceed the lesser of $150,000 (including commissions) or 15,000 shares. In connection with the closing of the Coniston Transactions, the Stock Repurchase Agreement was terminated. Pursuant to the Stock Repurchase Agreement, Allscripts had agreed to purchase from Misys, and Misys had agreed to sell to Allscripts, the number of shares of Allscripts’ common stock needed to keep Misys’ ownership percentage in Allscripts unaffected by certain open market repurchases being made by Allscripts. No early termination penalties were incurred by Allscripts in connection with the termination of the Stock Repurchase Agreement. In total through December 31, 2010, the Company has repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. There were no shares repurchased under the Stock Repurchase Agreement during the seven months ended December 31, 2010. The remaining authorized amount for stock repurchase under the program is approximately $98,453, which program terminated on February 10, 2011.

Future Capital Requirements

In connection with the Coniston Transactions, on August 20, 2010 (the “Closing Date”), Allscripts entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, UBS Securities LLC and Barclays Capital, as co-syndication agents, and a syndicate of banks as co-documentation agents (the “Credit Agreement”).

The Credit Agreement provides for a $470 million senior secured term loan facility (the “Term Facility”) and a $250 million senior secured revolving facility (the “Revolving Facility”), each of which has a five year term (collectively the “Senior Secured Credit Facilities”). In connection with the closing of the Coniston Transactions, Allscripts borrowed $470 million under the Term Facility and $100 million under the Revolving Facility. Allscripts incurred $22,256 in debt issuance costs related to the Senior Secured Credit Facilities. The net proceeds were used by Allscripts to finance a portion of the Coniston Transactions. The Revolving Facility is available to finance working capital needs and general corporate purposes.

The Term Facility will mature in quarterly installments commencing on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance as of the fifth anniversary of the Closing Date shall be due and payable on the fifth anniversary of the Closing Date:

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

Allscripts terminated the Second Amended and Restated Credit Agreement dated February 10, 2009 among Allscripts, Allscripts, LLC, A4 Health Systems, Inc., A Realty, LLC, Extended Care Information Network, Inc. and Misys Healthcare Systems, LLC, as borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger, as amended on November 20, 2009 (the “Old Credit Facility”). The Old Credit Facility provided for a total unsecured commitment of $150 million and matured on August 15, 2012. No early termination penalties were incurred by Allscripts in connection with the termination of the Old Credit Facility. In connection with the closing of the Coniston Transactions, the Old Credit Facility was terminated, and the related $468 of unamortized deferred debt issuance costs of the Old Credit Facility was written off and is reflected in selling, general and administrative expenses on the consolidated statement of operations for the seven months ended December 31, 2010.

As of December 31, 2010, $489,125 in borrowings and $1,921 in letters of credit were outstanding under the Credit Agreement. As of December 31, 2010, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 3.00%, which totaled 3.26%. Refer to Quantitative and Qualitative Disclosures About Market Risk for the interest rate swap agreement. There was no default under the Credit Agreement as of December 31, 2010.

As of December 31, 2010, we had $223,079 available, net of the outstanding borrowings and letters of credit, under the Credit Agreement. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

We believe that our cash, cash equivalents and marketable securities of $131,136 as of December 31, 2010, our future cash flows, and our borrowing capacity under our Credit Agreement, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, funding interest payments on our debt instruments, contractual obligations, including the Transition Services Agreement with Misys, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations as of December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

	Total	2011	2012	2013	2014	2015	2016+
Contractual obligations:
Debt: (1)
Principal payments	$489,125	$29,375	$52,875	$76,375	$99,875	$230,625	$0
Interest payments	66,393	18,673	17,214	14,565	11,111	4,830	0
Non-cancelable operating leases	130,959	20,513	19,301	16,101	11,981	11,241	51,822
Capital leases	3,306	1,558	791	502	383	72	0
Unconditional purchase obligations(2)	36,161	30,199	3,764	1,802	396	0	0
Misys plc Transition Services Agreement(3)	2,397	2,397	0	0	0	0	0
Other contractual obligations(4)	3,639	3,639	0	0	0	0	0

Total contractual obligations	$731,980	$106,354	$93,945	$109,345	$123,746	$246,768	$51,822

The Company believes it has income tax exposure totaling $42,840 as of December 31, 2010 primarily related to tax exposure acquired in connection with the Eclipsys Merger and Coniston Transactions and pre-acquisition NOL’s for the legacy Allscripts group. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict with reasonable reliability the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have excluded net deferred tax liabilities of $52,265 from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

The acquired tax position related to the Misys share repurchase totaling $25,863 is indemnified by Misys.

(1)	As described in Note 7—Debt in the Notes to Consolidated Financial Statements and in Future Capital Requirements, the Company entered into a credit agreement whereby we borrowed $570 million to finance the repurchase of Allscripts shares held by Misys. The term facility provided under the credit agreement matures in quarterly installments commencing on December 31, 2010, and the revolving facility matures on August 20, 2015. As described in Note 12—Derivative Financial Instruments in the Notes to Consolidated Financial Statements and in Quantitative and Qualitative Disclosures About Market Risk, the Company entered into an interest rate swap agreement that converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896%. Interest payments on borrowings presented in the contractual obligations table above have been estimated using the effective fixed rate, which represented our effective interest rate after consideration of the interest rate swap agreement, and assumes the LIBOR rate and applicable margin are consistent with the actual rate at December 31, 2010.
(2)	The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.
(3)	Refer to Note 16—Related Party Transactions in the Notes to our Consolidated Financial Statements for a discussion of the Transition Services Agreement with Misys.
(4)	As of December 31, 2010, we had letters of credit totaling $3,639 outstanding with $1,921 of such amount issued under our Credit Agreement. The letters of credit are provided as security for corporate facilities leases, to support workers’ compensation insurance policies, contract bids and various other contractual arrangements. No amounts had been drawn on the letters of credit at December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our Senior Secured Credit Facilities. Based upon our balance of $489,125 of debt under our Senior Secured Credit Facilities as of December 31, 2010, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $4,891. We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements.

Allscripts has international operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2010 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

As of December 31, 2010, we had cash, cash equivalents and marketable securities in financial instruments of $131,136. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of December 31, 2010, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1,311.

Item    8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc and its subsidiaries at December 31, 2010, May 31, 2010, and May 31, 2009 and the results of their operations and their cash flows for the seven months in the period ended December 31, 2010 and each of three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits which were integrated audits for the seven month period ended December 31, 2010 and the fiscal years ended May 31, 2010 and 2009. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in the fiscal year ending May 31, 2010. As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in the fiscal year ending May 31, 2008.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2011

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2010	May 31, 2010	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$129,403	$143,410	$71,159
Restricted cash	2,225	0	0
Accounts receivable, net of allowance of $11,321, $8,531 and $6,870 at December 31, 2010, May 31, 2010 and May 31, 2009, respectively	317,214	181,920	155,122
Deferred taxes, net	30,739	29,042	1,052
Inventories	3,816	3,184	2,583
Prepaid expenses and other current assets	92,059	50,598	31,061

Total current assets	575,456	408,154	260,977
Long-term marketable securities	1,733	1,925	2,267
Fixed assets, net	114,294	24,637	17,343
Software development costs, net	61,299	29,900	13,515
Intangible assets, net	554,669	206,642	227,766
Goodwill	1,037,004	413,390	418,431
Deferred taxes, net	5,497	0	0
Other assets	68,635	10,042	12,357

Total assets	$2,418,587	$1,094,690	$952,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,592	$32,295	$19,239
Accrued expenses	84,675	56,495	41,498
Accrued compensation and benefits	40,447	18,206	16,567
Deferred revenue	228,606	103,984	86,032
Current maturities of long-term debt and capital lease obligations	30,751	1,113	792

Total current liabilities	431,071	212,093	164,128
Long-term debt	459,750	0	63,699
Deferred revenue	6,451	0	0
Deferred taxes, net	88,501	71,264	20,368
Other liabilities	49,046	4,508	4,091

Total liabilities	1,034,819	287,865	252,286
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2010, May 31, 2010 and May 31, 2009	0	0	0
Common stock:
$0.01 par value, 349,000 shares authorized at December 31, 2010, 199,000 share authorized at May 31, 2010 and 2009; 250,710 and 188,288 shares issued and outstanding at December 31, 2010, respectively, 146,367 shares issued and outstanding at May 31, 2010, 142,397 shares issued and outstanding at May 31, 2009	2,507	1,464	1,423
Treasury stock, 61,308 shares at cost	(613)	0	0
Additional paid-in capital	1,469,527	889,738	846,257
Accumulated deficit	(89,986)	(84,421)	(147,291)
Accumulated other comprehensive income/(loss)	2,333	44	(19)

Total stockholders’ equity	1,383,768	806,825	700,370

Total liabilities and stockholders’ equity	$2,418,587	$1,094,690	$952,656

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Revenue:
System sales	$113,117	$154,597	$98,469	$64,627
Professional services	93,875	75,439	51,827	30,943
Maintenance	191,502	248,501	196,165	141,531
Transaction processing and other	214,815	225,965	187,557	146,670

Total software and related services	613,309	704,502	534,018	383,771
Prepackaged medications	0	0	14,421	0

Total revenue	613,309	704,502	548,439	383,771
Cost of revenue:
System sales	63,392	85,070	52,039	37,086
Professional services	81,572	66,561	51,327	26,131
Maintenance	67,463	82,348	71,913	57,265
Transaction processing and other	102,713	81,679	69,479	56,388

Total software and related services	315,140	315,658	244,758	176,870
Prepackaged medications	0	0	11,530	0

Total cost of revenue	315,140	315,658	256,288	176,870

Gross profit	298,169	388,844	292,151	206,901
Selling, general and administrative expenses	232,788	224,995	199,902	117,566
Research and development	43,261	49,206	39,431	37,784
Amortization of intangible assets	16,235	10,060	6,884	11,320

Income from operations	5,885	104,583	45,934	40,231
Interest expense	(9,687)	(1,993)	(2,162)	(296)
Interest income and other, net	843	946	626	219

(Loss) income before income taxes	(2,959)	103,536	44,398	40,154
Provision for income taxes	(2,606)	(40,666)	(18,376)	(14,755)

Net (loss) income	($5,565)	$62,870	$26,022	$25,399

(Loss) earnings per share—basic and diluted	($0.03)	$0.42	$0.21	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Compre- hensive Income/ (Loss)	Common Stock Issued		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
		Shares	Amount	Shares	Amount
Balance at May 31, 2007	$0	82,886	$829	0	$0	$279,052	($198,712)	$0	$81,169
Stock-based compensation expense	0	0	0	0	0	2,208	0	0	2,208
Change in net investment from parent, Misys plc	0	0	0	0	0	1,873	0	0	1,873
Net income	25,399	0	0	0	0	0	25,399	0	25,399

Comprehensive income	$25,399

Balance at May 31, 2008		82,886	829	0	0	283,133	(173,313)	0	110,649
Stock-based compensation expense	$0	0	0	0	0	5,770	0	0	5,770
Change in net investment from parent, Misys plc	0	0	0	0	0	35,350	0	0	35,350
Issuance of shares of common stock for purchase of Allscripts	0	62,998	630	0	0	562,432	0	0	563,062
Issuance of shares of common stock under restricted stock award and option agreements	0	1,850	16	0	0	4,721	0	0	4,737
Issuance of shares of common stock under the employee stock purchase plan	0	87	1	0	0	882	0	0	883
Repurchase of shares of common stock	0	(5,424)	(53)	0	0	(51,494)	0	0	(51,547)
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	0	5,463	0	0	5,463
Net income	26,022	0	0	0	0	0	26,022	0	26,022
Unrealized loss on marketable securities, net of tax	(19)	0	0	0	0	0	0	(19)	(19)

Comprehensive income	$26,003

Balance at May 31, 2009		142,397	1,423	0	0	846,257	(147,291)	(19)	700,370
Stock-based compensation expense	$0	0	0	0	0	13,918	0	0	13,918
Issuance of shares of common stock under restricted stock award and option agreements	0	1,405	16	0	0	1,853	0	0	1,869
Issuance of shares of common stock under the employee stock purchase plan	0	114	0	0	0	1,725	0	0	1,725
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	0	6,251	0	0	6,251
Conversion of debentures	0	2,451	25	0	0	19,734	0	0	19,759
Net income	62,870	0	0	0	0	0	62,870	0	62,870
Unrealized gain on marketable securities, net of tax	63	0	0	0	0	0	0	63	63

Comprehensive income	$62,933

Balance at May 31, 2010		146,367	1,464	0	0	889,738	(84,421)	44	806,825
Stock-based compensation expense	$0	0	0	0	0	17,968	0	0	17,968
Issuance of shares of common stock for purchase of Eclipsys	0	69,226	692	0	0	1,230,590	0	0	1,231,282
Issuance of shares of common stock under restricted stock award and option agreements	0	3,490	35	0	0	9,231	0	0	9,266
Issuance of shares of common stock under the employee stock purchase plan	0	75	0	0	0	1,160	0	0	1,160
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	0	(457)	0	0	(457)
Issuance and receipt of shares of common stock related to the Coniston Transactions	0	61,308	613	(61,308)	(613)	0	0	0	0
Repurchase of shares of common stock related to the Coniston Transactions	0	(29,756)	(297)	0	0	(678,703)	0	0	(679,000)
Net loss	(5,565)	0	0	0	0	0	(5,565)	0	(5,565)
Unrealized loss on marketable securities, net of tax	(1)	0	0	0	0	0	0	(1)	(1)
Foreign currency translation adjustment, net of tax	1,063	0	0	0	0	0	0	1,063	1,063
Net unrealized gain on derivative financial instruments, net of tax	1,227	0	0	0	0	0	0	1,227	1,227

Comprehensive loss	($3,276)

Balance at December 31, 2010		250,710	$2,507	(61,308)	($613)	$1,469,527	($89,986)	$2,333	$1,383,768

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Cash flows from operating activities:
Net (loss) income	($5,565)	$62,870	$26,022	$25,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,089	36,522	22,787	16,192
Stock-based compensation expense	18,916	14,849	5,770	2,208
Excess tax benefits from stock-based compensation	457	(6,251)	(5,463)	0
Provision for doubtful accounts	6,140	7,785	5,893	2,415
Deferred taxes	(3,825)	31,562	(1,194)	1,952
Other loss (gains)	476	(460)	0	0
Asset impairment losses	0	0	15,876	0
Loss on sale of prepackaged medications business	0	0	1,588	0
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(5,237)	(34,583)	(30,303)	(11,289)
Inventories	321	(601)	231	0
Prepaid expenses and other assets	(11,843)	(18,094)	(6,858)	(3,749)
Other long-term assets	0	0	0	(4,594)
Accounts payable	(10,413)	13,056	(2,924)	(3,836)
Accrued expenses	10,377	14,775	(2,036)	(2,781)
Accrued compensation and benefits	448	709	(7,740)	(8,391)
Deferred revenue	25,288	18,092	14,577	(5,703)
Other liabilities	152	(313)	(149)	0

Net cash provided by operating activities	75,781	139,918	36,077	7,823
Cash flows from investing activities:
Capital expenditures	(24,552)	(13,919)	(4,970)	(1,167)
Capitalized software	(36,936)	(21,097)	(14,001)	0
Purchases of marketable securities	(9)	(4,008)	(2,522)	0
Sales and maturities of marketable securities and other investments	1,598	7,017	8,703	0
Change in restricted cash	2,216	0	0	0
Net cash acquired in merger with Eclipsys	170,102	0	0	0
Payment for acquisition of Allscripts	0	0	(329,494)	0
Net cash acquired in merger with Allscripts	0	0	65,728	0
Net proceeds received from sale of building	0	0	6,450	0
Net proceeds from the sale of the prepackaged medications business	0	0	8,000	0
Purchase of preferred shares in iMedica	0	0	0	(8,000)

Net cash provided by (used in) investing activities	112,419	(32,007)	(262,106)	(9,167)
Cash flows from financing activities:
Net proceeds from stock-based compensation activities	9,266	1,869	4,737	0
Proceeds from employee stock purchase plan, net	1,160	1,725	883	0
Excess tax benefits from stock-based compensation	(457)	6,251	5,463	0
Payments of capital lease obligations	(830)	(1,510)	(1,340)	(1,571)
Credit facility payments	(80,875)	(43,995)	(6,005)	0
Credit facility borrowings, net of issuance costs	547,744	0	0	0
Payments on promissory note	0	0	(2,734)	0
Line of credit payments	0	0	(41,915)	(113,824)
Line of credit borrowings	0	0	38,683	113,821
Change in parent’s net investment, including $330,000 received from Misys PLC	0	0	358,802	1,873
Repurchase of senior convertible notes	0	0	(8,164)	0
Repurchase of common stock	(679,000)	0	(51,547)	0

Net cash (used in) provided by financing activities	(202,992)	(35,660)	296,863	299

Effect of exchange rates on cash and cash equivalents	785	0	0	0

Net (decrease) increase in cash and cash equivalents	(14,007)	72,251	70,834	(1,045)
Cash and cash equivalents, beginning of period	143,410	71,159	325	1,370

Cash and cash equivalents, end of period	$129,403	$143,410	$71,159	$325

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

Eclipsys Merger

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts” or the “Company”) completed the transactions contemplated by an Agreement and Plan of Merger dated June 9, 2010 (“Merger Agreement”) by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation, an enterprise provider of solutions and services to hospitals and clinicians (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010.

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

Misys Merger

On October 10, 2008, in accordance with the transactions (the “2008 Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse acquisition for accounting purposes was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of approximately $330,000 and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. In connection with the closing of the 2008 Transactions, Allscripts issued an aggregate of 82,886 shares of its common stock to two subsidiaries of Misys, which as of the closing of the 2008 Transactions, represented approximately 56.8% of the number of outstanding shares of Allscripts common stock. The 2008 Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

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

Consolidated Statement of Cash Flows for the nine months ended September 30, 2010

During the fourth quarter, the Company identified an adjustment to correct a classification error in the presentation of deferred debt issuance costs on the consolidated statement of cash flows for the nine months ended September 30, 2010. This adjustment results in a $22,256 increase in net cash provided by operating activities and a corresponding decrease in net cash used in financing activities for the nine month period. In conjunction with the Company’s Coniston Transactions, Allscripts entered into a Credit Agreement and incurred debt issuance costs of $22,256 (Note 7). The Company incorrectly reported these costs as an increase in the change in prepaid expense and other assets in the operating activities section of the consolidated statement of cash flows for the nine months ended September 30, 2010. The appropriate classification of the deferred debt issuance costs is to record the $22,256 as an outflow in the financing activities section of the consolidated statement of cash flows. We have presented the outflow as a reduction in the gross proceeds from Credit Agreement borrowings of $570,000. The classification of deferred debt issuance costs is correct on the balance sheet as of September 30, 2010 and is correctly presented in the consolidated statement of cash flows for the seven months ended December 31, 2010. The adjustment does not change net income or the net reported change in cash for the nine months ended September 30, 2010, nor does it affect the cash balance previously reported on the balance sheet.

The Company does not believe that this adjustment is material to cash flows for its previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2010. Accordingly, the Company will revise its third quarter 2010 Consolidated Statements of Cash Flows prospectively within its third quarter 2011 Quarterly Report on Form 10-Q.

Change in Fiscal Year

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As a result of this change, Allscripts is filing this transition report on Form 10-K for the seven months ended December 31, 2010 (“Transition Period”). Unaudited comparative financial results are provided for the seven months ended December 31, 2009 (see Note 19).

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, remote hosting of our software and outsourcing. For some clients, we host the software applications licensed from us remotely on our own servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. Prepackaged medications revenue is only included in operating results during fiscal year 2009, as the related business was acquired as part of the 2008 Transactions in the second quarter of fiscal year 2009 and later disposed in the fourth quarter of fiscal year 2009.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon shipment of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (software license revenues) are accounted for using the residual method. For agreements that are deemed to have extended payment terms, revenue recognition is limited to amounts due and payable.

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

The Company records reimbursements for out-of-pocket expenses incurred as professional services revenue in the statement of operations. These amounts totaled approximately:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Reimbursements for out-of-pocket expenses incurred as professional services revenue	$6,700	$4,777	$4,074	$3,259

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

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

Revenue earned on contracts in excess of billings is included in the balance of accounts receivable. Billings are expected to occur according to the contract terms. Revenue earned on contracts in excess of billings and deferred revenue consisted of the following:

	December 31, 2010	May 31, 2010	May 31, 2009
Revenue earned on contracts in excess of billings	$64,679	$31,505	$35,964

Deferred revenue
Prepayments and billings in excess of revenue earned on contracts in progress for software and services	$136,053	$49,063	$40,255
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance	99,004	54,921	45,777

Total deferred revenue	$235,057	$103,984	$86,032

Fair Value Measurements

The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 investments include money market funds valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities and consist of mortgage and asset-backed bonds. Marketable securities are recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs. Our Level 2 derivative asset represents an interest rate swap contract.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company has no Level 3 inputs.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	December 31, 2010			May 31, 2010			May 31, 2009
		Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$32,003	$0	$32,003	$0	$0	$0	$0	$0	$0
Marketable securities	Long-term marketable securities	0	1,733	1,733	0	1,925	1,925	0	2,267	2,267
Derivatives	Other assets	0	2,003	2,003	0	0	0	0	0	0

Total		$32,003	$3,736	$35,739	$0	$1,925	$1,925	$0	$2,267	$2,267

The Company’s long-term financial liabilities consist of long-term debt with a carrying value that approximates fair value since the interest rate approximates current market rates.

Financial Instruments

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

Other investments classified as long-term marketable securities include certain debt instruments. Debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Realized and unrealized gains and losses for all periods presented are immaterial. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income. There were no other-than-temporary impairments for the seven months ended December 31, 2010 and for the years ended May 31, 2010, 2009 and 2008.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. There were no realized gains (losses) on derivatives for the seven months ended December 31, 2010 and for the years ended May 31, 2010, 2009 and 2008.

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

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized in accordance with accounting guidance, but accounting guidance requires the Company to perform an impairment test at least annually. This is a two-step test. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

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

Software Development Costs

Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with accounting guidance. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. We estimate the useful life of our capitalized software and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. Upon the availability for general release, Allscripts commences amortization of the software on a product by product basis. Amortization of capitalized software is recorded using the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable product or (ii) the straight-line method over the remaining estimated economic life, which is estimated to be three to five years.

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

Capitalized software development costs, write-offs and amortization were as follows:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Capitalized software development costs	$36,936	$21,097	$14,001	$0
Write-offs of capitalized software development costs	$0	$0	$0	$0
Amortization of capitalized software development costs	$5,538	$4,712	$486	$0

The unamortized balances of capitalized software were as follows:

	December 31, 2010	May 31, 2010	May 31, 2009
Software development costs	$72,035	$35,098	$14,001
Less: accumulated amortization	(10,736)	(5,198)	(486)

Software development costs, net	$61,299	$29,900	$13,515

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

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with authoritative accounting guidance, we recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the provision for income taxes line of our consolidated statements of operations.

We file income tax returns in the U.S. federal jurisdiction, numerous states, Canada, India, Malaysia, Australia, Mauritius and Singapore.

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

The calculations of earnings per share under the two-class method are as follows:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Basic Earnings per Common Share:
Net (loss) income	($5,565)	$62,870	$26,022	$25,399
Less: Income allocated to participating securities	0	(1,308)	(439)	0

Net (loss) income available to common shareholders	($5,565)	$61,562	$25,583	$25,399

Weighted average common shares outstanding	168,110	145,146	122,591	82,886

Basic (Loss) Earnings per Common Share	($0.03)	$0.42	$0.21	$0.31

Earnings per Common Share Assuming Dilution:
Net (loss) income	($5,565)	$62,870	$26,022	$25,399
Less: Income allocated to participating securities	0	(1,281)	(432)	0
Add: Interest expense on Debentures, net of tax	0	69	457	0

Net (loss) income available to common shareholders	($5,565)	$61,658	$26,047	$25,399

Weighted average common shares outstanding	168,110	145,146	122,591	82,886
Dilutive effect of stock options and restricted stock units awards	0	2,782	1,970	0
Dilutive effect of Debentures	0	456	2,451	0

Weighted average common shares outstanding assuming dilution	168,110	148,384	127,012	82,886

(Loss) Earnings per Common Share Assuming Dilution:	($0.03)	$0.42	$0.21	$0.31

For the year ended May 31, 2008, the basic and diluted share count includes only the shares issued to Misys in connection with the 2008 Transactions. The as-if converted shares and interest expense related to our Debentures were included for the years ended May 31, 2010 and 2009. The Debentures were not present in 2008.

The as-if converted shares totaling 2,608 were not included in the seven months ended December 31, 2010 as the effects were anti-dilutive.

Foreign Currency

The financial position and results of operations of the Company’s subsidiaries, with the exception of its subsidiary in India, are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenues and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity.

The functional currency of the Indian subsidiary is the U.S. dollar, with monetary assets and liabilities remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses remeasured at average rates prevailing during the year.

Allscripts has not entered into any foreign currency hedging contracts during the seven months ended December 31, 2010 and three years in the period ended May 31, 2010.

Risks and Uncertainties

Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with two major commercial banks and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

Allscripts sells its products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their geographic dispersion. To reduce credit risk, Allscripts performs ongoing credit evaluations of significant customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements, if appropriate. Bad debt expense was as follows:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Bad debt expense	$6,140	$7,785	$5,893	$2,415

The majority of revenue is derived from customers located in the United States. The majority of long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue or accounts receivable in the seven months ended December 31, 2010 and in fiscal year 2010, 2009 and 2008.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance amends the criteria for performing step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This accounting guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact of the pending adoption of this accounting guidance on our consolidated financial statements.

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

In October 2009, the FASB issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements. This updated guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning on or after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We are currently evaluating the impact of the pending adoption of this accounting guidance on our consolidated financial statements.

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

In December 2007, the FASB revised the authoritative guidance for business combinations. The purchase method of accounting will continue to be required for all business combinations, but the revised guidance significantly changes the accounting for other aspects of business combinations. Under the guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised guidance will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. It also includes a substantial number of new disclosure requirements. This new guidance was adopted by the Company on June 1, 2009 and is to be applied prospectively to business combinations for which the acquisition date is on or after June 1, 2009. This new guidance has been applied for the Company’s recent acquisition of Eclipsys as discussed in Note 2.

2. Business Combinations and Divestitures

Allscripts Healthcare Solutions, Inc. and Eclipsys Corporation

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

The total purchase price for the acquisition is comprised of the following:

Fair value of Eclipsys (69,225 Allscripts common shares at $17.47, the closing stock price of Allscripts on August 24, 2010)	$1,209,366
Share-based compensation value	21,914

Total purchase price	$1,231,280

Acquisition-related costs included in selling, general and administrative expenses for the seven months ended December 31, 2010 and the year ended May 31, 2010 totaled $44,897 and $3,719, respectively.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values as follows:

Acquired cash and cash equivalents, and restricted cash	$174,543
Accounts receivable, net	136,198
Prepaid expenses and other current assets	31,520
Fixed assets and other long-term assets	83,680
Goodwill	623,614
Intangible assets	377,000
Deferred tax liabilities, net	(13,128)
Accounts payable and accrued liabilities	(59,166)
Deferred revenue	(106,344)
Other liabilities	(16,637)

Net assets acquired	$1,231,280

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

As of the acquisition date of August 24, 2010, goodwill and intangible assets have been attributed to the hospital solutions segment. The acquired intangible assets are being amortized on a straight-line basis over their useful lives and consist of the following:

Description	Useful Life in Years	Fair Value
Maintenance and outsourcing agreements	20	$59,000
Hosting agreements	15	26,000
Services agreements	12	37,000
Developed technology	7	69,000
Core technology	12	95,000
Trade name	3	13,000
Maintenance and outsourcing contract backlog	5	48,000
Hosting contract backlog	6	16,000
Services backlog	2	14,000

		$377,000

The following unaudited pro forma information assumes the legacy Allscripts and legacy Eclipsys merger occurred as of the beginning of the earliest period presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the Merger Agreement including our amortization charges from acquired intangible assets, the elimination of certain intangible asset amortization incurred by Eclipsys, stock-based compensation charges for equity awards assumed, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though the aforementioned companies were combined at the beginning of the earliest period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the merger occurred at the beginning of the earliest period presented, nor of future results of operations. For pro forma purposes, quarterly financial results of legacy Eclipsys have been combined in order to align with the historical financial reporting periods of Allscripts. Accordingly, the financial results of legacy Eclipsys for the twelve months ended June 30, 2010 and 2009 have been combined with the results of Allscripts for the years ended May 31, 2010 and 2009, respectively. The unaudited pro forma results are as follows:

		Supplemental Pro Forma Data
	August 24, 2010 through December 31, 2010	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Total Revenue	$174,677	$720,176	$1,224,279	$1,021,688
Net (loss) income	$(9,707)	$55,894	$66,134	$1,922
Earnings per share—basic and diluted		$0.29	$0.35	$0.01

The unaudited pro forma information for the seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009 include the following adjustments:

•

Net increase in revenues and net increase in net income representing legacy Eclipsys pre-merger revenues and net income as follows: revenues of $79,569 and net income of $2,900 for the seven months ended December 31, 2010; revenues of $521,972 and net income of $14,738 for the twelve months ended June 30, 2010; and revenues of $519,254 and net income of $85,739 for the twelve months ended June 30, 2009.

•

Increase in revenues for the seven months ended December 31, 2010 of $27,298 and a decrease in revenues for the years ended May 31, 2010 and 2009 of approximately $2,195 and $46,005, respectively, relating to deferred revenue acquisition accounting adjustments.

•

Increase to amortization expense for the seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009 of approximately $738, $20,683 and $20,683, respectively, related to management’s estimate of the fair value of intangible assets acquired as a result of the Eclipsys merger. These increases reflect the elimination of all legacy Eclipsys historical intangible asset and capitalized software amortization for all applicable periods.

•

Increase to interest expense for the seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009 of approximately $2,963, $21,983 and $22,646, respectively, related to the debt used to finance a portion of the Coniston Transactions. These increases reflect the elimination of previously recognized interest expense of legacy Allscripts and legacy Eclipsys.

•

Decrease to stock-based compensation expense for the seven months ended December 31, 2010 of approximately $463 and an increase for the years ended May 31, 2010 and 2009 of $6,753 and $8,580, respectively, related to equity awards of legacy Eclipsys assumed as part of the Eclipsys Merger.

•	Operating expenses reflect decreases of $71,938 in the seven months ended December 31, 2010, which includes $14,902 of transaction expenses included in the pre-merger results of legacy Eclipsys, and

$14,434 for the year ended May 31, 2010 and an increase of $86,372 in the year ended May 31, 2009 to reflect transaction-related expenses of legacy Allscripts and legacy Eclipsys as if the merger occurred as of the beginning of the earliest period presented.

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

Sale of Prepackaged Medications Business

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”) for a total of $8,000 in cash consideration. Also at that time, Allscripts entered into a five-year marketing agreement (the “Marketing Agreement”) with A-S which requires that Allscripts provide various marketing services to A-S for compensation of $900 per quarter over the five year term for a total of approximately $18,000. In October 2010, the Marketing Agreement was amended to reflect a reduction of total contractual fees due by $4,600 and the acceleration of payment of the reduced fees. As of December 31, 2010, $5,000 remains to be paid under the amended Marketing Agreement. This amount will be paid to Allscripts over five monthly installments of $1,000 through May 31, 2011. Additionally, after May 31, 2011 Allscripts will no longer have any continuing obligations under the Marketing Agreement.

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

3. Reduction of Misys Share Ownership

On June 9, 2010, Allscripts entered into a Framework Agreement with Misys, which was subsequently amended on July 26, 2010 (as amended, the “Framework Agreement”). Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts. As of June 8,

2010, Misys held indirectly 79.8 million shares of Allscripts’ common stock, representing approximately 54.5% of the aggregate voting power of Allscripts’ capital stock.

Pursuant to the Framework Agreement:

•

Misys transferred to us 100% of the issued and outstanding shares of an indirect subsidiary of Misys (“Newco”), which held 61.3 million shares of our common stock, in exchange for 61.3 million newly issued shares of Allscripts common stock (such shares being referred to as the “Exchange Shares” and the transaction described in this bullet being referred to as the “Exchange”);

•	Misys sold 31,050,000 shares of our common stock in an underwritten secondary public offering (the “Secondary Offering”);

•

Allscripts repurchased approximately 24.4 million Exchange Shares from Misys at an aggregate purchase price of $577.4 million (the “Share Repurchase”), which included a payment of a premium of $117.4 million in connection with the sale by Misys of its controlling interest in Allscripts based on the volume weighted average price of Allscripts common stock for the ten trading days immediately prior to June 9, 2010, the date on which the Framework Agreement was signed; and

•

Following the Eclipsys Merger, we repurchased approximately 5.3 million additional shares of Allscripts common stock at an aggregate purchase price of $101.6 million (the “Contingent Share Repurchase”).

The Exchange, Secondary Offering and Share Repurchase are referred to as the “Coniston Transactions.”

The Coniston Transactions were completed on August 20, 2010. Allscripts did not receive any proceeds from the Secondary Offering. The Contingent Share Repurchase was completed on August 27, 2010. Accordingly, Misys’ equity stake in Allscripts was reduced to approximately 10.2% of the outstanding shares of Allscripts common stock.

In accordance with generally accepted accounting principles (“GAAP”) and the Company’s accounting policy, when the repurchased stock was retired the $678.7 million excess of the repurchase price over par was allocated to additional paid-in capital.

On November 17, 2010, Kapiti Limited and ACT Sigmex Limited, each a wholly-owned subsidiary of Misys, sold 12,500,000 shares of common stock of Allscripts, resulting in Misys holding approximately 3.5% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Relationship Agreement, dated as of August 20, 2010, between the Company and Misys and the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Allscripts Charter”), upon Misys ceasing to hold 5% or more of the outstanding shares of the Company’s common stock, Misys ceased to have a right to nominate directors to the Company’s Board of Directors (the “Allscripts Board”), and Misys-nominated directors serving on the Allscripts Board were required to resign.

On February 24, 2011, Misys announced that it had disposed of its remaining investment in Allscripts common stock.

4. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life	December 31, 2010	May 31, 2010	May 31, 2009

Computer equipment and software	3 to 4 years	$120,111	$34,817	$28,910
Furniture and fixtures	7 years	15,696	9,282	8,558
Leasehold improvements	3 to 10 years	21,079	6,040	5,856
Assets under capital lease	3 to 4 years	8,228	7,621	5,331

		165,114	57,760	48,655
Less: accumulated depreciation and amortization		(50,820)	(33,123)	(31,312)

Fixed assets, net		$114,294	$24,637	$17,343

Depreciation and amortization expense were as follows:

	Seven Months Ended December 31, 2010
		Year Ended May 31,
		2010	2009	2008
Fixed assets depreciation and amortization expense	$12,588	$9,161	$6,892	$3,259

5. Goodwill, Intangible Assets and Impairments

Goodwill and intangible assets consist of the following:

	December 31, 2010			May 31, 2010			May 31, 2009
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$361,660	($142,679)	$218,981	$197,660	($129,959)	$67,701	$197,660	($118,895)	$78,765
Customer contracts and relationships	534,355	(250,667)	283,688	321,355	(234,465)	86,890	321,355	(224,537)	96,818
Strategic agreements	0	0	0	19,656	(19,605)	51	19,656	(19,473)	183

Total	$896,015	($393,346)	$502,669	$538,671	($384,029)	$154,642	$538,671	($362,905)	$175,766

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000			$52,000
Goodwill			1,037,004			413,390			418,431

Total			$1,089,004			$465,390			$470,431

Changes in the carrying amount of goodwill by segment for the seven months ended December 31, 2010 and the years ended May 31, 2010, 2009 and 2008 were as follows:

	Clinical Solutions Segment	Hospital Solutions Segment	Health Solutions Segment	Prepackaged Medications Segment	Total

Balance as of May 31, 2008
Goodwill	$82,406	$0	$0	$0	$82,406
Accumulated impairment losses	0	0	0	0	0

	82,406	0	0	0	82,406

Acquisition	262,711	0	73,314	7,332	343,357
Goodwill written off related to sale of business unit	0	0	0	(7,332)	(7,332)
Balance as of May 31, 2009
Goodwill	345,117	0	73,314	0	418,431
Accumulated impairment losses	0	0	0	0	0

	345,117	0	73,314	0	418,431

Purchase accounting adjustments	(3,831)	0	(1,210)	0	(5,041)
Balance as of May 31, 2010
Goodwill	341,286	0	72,104	0	413,390
Accumulated impairment losses	0	0	0	0	0

	341,286	0	72,104	0	413,390

Acquisition	0	637,844	0	0	637,844
Purchase accounting adjustments	0	(14,230)	0	0	(14,230)
Balance as of December 31, 2010
Goodwill	341,286	623,614	72,104	0	1,037,004
Accumulated impairment losses	0	0	0	0	0

	$341,286	$623,614	$72,104	$0	$1,037,004

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement or purchase price allocation period (either of which can be up to one year from the date of an acquisition). Goodwill adjustments for our hospital solutions segment include approximately $13,000 that relates to a reclass from goodwill to intangible assets for adjustments to the fair value of intangible assets acquired in the Eclipsys Merger along with other fair value adjustments to assets acquired and liabilities net of adjustments to deferred taxes.

Intangible assets are being amortized over their estimated useful lives. Allscripts recorded amortization expense related to the intangible assets as follows:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Proprietary technology amortization included in cost of revenue, system sales	$12,719	$11,064	$7,836	$1,613
Intangible amortization included in operating expenses	16,235	10,060	6,884	11,320

Total intangible amortization expense	$28,954	$21,124	$14,720	$12,933

Estimated future amortization expense for the intangible assets that exist as of December 31, 2010 is as follows:

Year Ended December 31,

2011	$65,016
2012	61,779
2013	55,719
2014	52,902
2015	48,082
Thereafter	219,171

Total	$502,669

6. Other Assets

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

In connection with the Note Purchase Agreement described above, Allscripts also entered into a Share Purchase Agreement pursuant to which Allscripts purchased shares of Medem’s Series A Voting Common Stock and shares of Medem’s Series B Non-voting Common Stock During the fourth quarter of fiscal year May 31, 2010, Allscripts received $479 as a return of capital from Medem. Allscripts’ total investment in Medem was $940 and $1,419 under the cost basis of accounting as of May 31, 2010 and 2009, respectively, and is recorded in other long-term assets on the consolidated balance sheets.

As a result of Medem’s plan of liquidation and dissolution effective October 25, 2010, in November 2010, Allscripts received funds of $904 from Medem as a return of capital. Additionally, Medem created a wholly-owned limited liability company (MPDR, LLC) which will hold the remaining Medem assets, primarily equity in PDR Network LLC (PDR). Allscripts received one unit of MPDR, LLC for each share of Medem Allscripts held as of November 4, 2010. As of December 31, 2010, we have a cost investment on our balance sheet of $306 related to the MPDR, LLC investment that is still outstanding.

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

Perpetual License

On September 15, 2008, MHS entered into an agreement with iMedica (now Aprima Medical Software, Inc., or “Aprima”) (the “Aprima Agreement”), under which the Company has a perpetual license to certain software code developed by Aprima, which the Company has incorporated into its Allscripts MyWay product. The perpetual license is being amortized over its estimated useful life of seven years. The net value of this perpetual license was $7,436, $8,311 and $9,811 as of December 31, 2010, and May 31, 2010 and 2009, respectively, and is included in other assets on the consolidated balance sheets. Amortization expense related to this license was $875 for the seven months ended December 31, 2010, and $1,500, $689 and $0 for the years ended May 31, 2010, 2009 and 2008, respectively. On July 17, 2009, the Company and Aprima entered into an amendment to the License Agreement to settle a dispute relating to certain terms of the License Agreement. As consideration for entering into this amendment, Allscripts paid Aprima $2,000, which is reflected in selling, general and administrative expenses on the consolidated statement of operations for the year ended May 31, 2010.

As part of the License Agreement, MHS agreed to pay Aprima a total of $12,000 in cash contingent upon delivery by Aprima and acceptance by MHS of the licensed code and services, and to surrender its minority equity stake in Aprima along with any outstanding prepaid royalties. Misys made the $12,000 payment on MHS’ behalf. During the three months ended November 30, 2008, the Company reviewed the fair market value of its Aprima software code license and determined that it was impaired. The impairment was valued by comparing the expected discounted future cash flows to be generated by the Aprima source code license to its carrying value. The resulting impairment charge of $14,076 was recorded in selling, general and administrative expenses during the year ended May 31, 2009.

7. Debt

Debt outstanding consisted of the following:

	December 31, 2010	May 31, 2010	May 31, 2009

Senior Secured Credit Facilities (long-term portion)	$459,750	$0	$43,995
Senior Secured Credit Facilities (current portion)	29,375	0	0
3.50% Senior Convertible Debentures (long-term portion)	0	0	19,704

Total debt	$489,125	$0	$63,699

Interest expense consisted of the following:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Interest expense	$7,796	$1,481	$1,692	$296
Debt cost amortization	1,891	512	470	0

Total interest expense	$9,687	$1,993	$2,162	$296

Credit Facility

In connection with the Coniston Transactions, on August 20, 2010 (the “Closing Date”), Allscripts entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, UBS Securities LLC and Barclays Capital, as co-syndication agents, and a syndicate of banks as co-documentation agents (the “Credit Agreement”).

The Credit Agreement provides for a $470 million senior secured term loan facility (the “Term Facility”) and a $250 million senior secured revolving facility (the “Revolving Facility”), each of which has a five year term (collectively the “Senior Secured Credit Facilities”). In connection with the closing of the Coniston Transactions, Allscripts borrowed $470 million under the Term Facility and $100 million under the Revolving Facility. Allscripts incurred $22,256 in debt issuance costs related to the Senior Secured Credit Facilities. The net proceeds were used by Allscripts to finance a portion of the Coniston Transactions. The Revolving Facility is available to finance working capital needs and general corporate purposes.

The Term Facility will mature in quarterly installments commencing on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance as of the fifth anniversary of the Closing Date shall be due and payable on the fifth anniversary of the Closing Date:

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

Allscripts terminated the Second Amended and Restated Credit Agreement dated February 10, 2009 among Allscripts, Allscripts, LLC, A4 Health Systems, Inc., A Realty, LLC, Extended Care Information Network, Inc. and Misys Healthcare Systems, LLC, as borrowers, JPMorgan Chase Bank, N.A., as the sole administrative agent, JPMorgan Securities, Inc., as lead arranger, and Fifth Third Bank, as syndication agent and co-lead arranger, as amended on November 20, 2009 (the “Old Credit Facility”). The Old Credit Facility provided for a total unsecured commitment of $150 million and matured on August 15, 2012. No early termination penalties were incurred by Allscripts in connection with the termination of the Old Credit Facility. In connection with the closing of the Coniston Transactions, the Old Credit Facility was terminated, and the related $468 of unamortized deferred debt issuance costs of the Old Credit Facility was written off and is reflected in selling, general and administrative expenses on the consolidated statement of operations for the seven months ended December 31, 2010.

As of December 31, 2010, $489,125 in borrowings and $1,921 in letters of credit were outstanding under the Credit Agreement. As of December 31, 2010, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 3.00%, which totaled 3.26%. Refer to Note 12 for the interest rate swap agreement. There was no default under the Credit Agreement as of December 31, 2010. As of December 31, 2010, the unamortized deferred debt issuance costs totaled $20,420, and is included within other assets on the balance sheet.

As of December 31, 2010, we had $223,079 available, net of the outstanding borrowings and letters of credit, under the Credit Agreement. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

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

During July 2009, Allscripts exercised its call option on the remaining $19,704 of Debentures for redemption. As a result of the call exercised by Allscripts, the holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2,451 shares of Allscripts common stock. There were no outstanding Debentures as of December 31, 2010 and May 31, 2010.

8. Income Taxes

The following is a geographic breakdown of (loss) income before the provision for income taxes:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
United States	($5,314)	$103,536	$44,398	$40,154
Foreign	2,355	0	0	0

Total (loss) income before income taxes	($2,959)	$103,536	$44,398	$40,154

The following is a summary of the components of the provision for income taxes:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Current tax provision
Federal	($2,353)	$8,119	$3,705	$11,637
State	1,245	6,324	4,399	1,166
Foreign	510	0	0	0

	(598)	14,443	8,104	12,803

Deferred tax provision
Federal	3,376	24,458	10,816	1,775
State	(238)	1,765	(544)	177
Foreign	66	0	0	0

	3,204	26,223	10,272	1,952

Provision for income taxes	$2,606	$40,666	$18,376	$14,755

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
United States federal tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	(59.5%)	2.3%	0.0%	0.0%
Research credits	33.1%	(0.1%)	0.0%	0.0%
Change in unrecognized tax benefits	(28.9%)	0.0%	0.0%	0.0%
State income taxes, net of federal benefit	(27.0%)	5.1%	5.9%	3.3%
Compensation	(26.2%)	0.0%	0.0%	0.0%
Meals and entertainment	(20.9%)	0.9%	1.0%	0.8%
Impact of foreign operations	16.7%	0.0%	0.0%	0.0%
Federal, state and local rate changes	(12.8%)	0.0%	0.0%	0.0%
Domestic manufacturing deduction	7.2%	(0.5%)	(0.1%)	(1.6%)
Non-deductible items	(4.4%)	0.0%	0.0%	0.0%
Valuation allowance	(0.4%)	0.0%	0.0%	0.0%
Other	0.0%	(3.4%)	(0.4%)	(0.8%)

Provision for income taxes	(88.1%)	39.3%	41.4%	36.7%

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2010	May 31,
		2010	2009
Deferred tax assets
Accruals and reserves, net	$13,449	$6,270	$1,344
Allowance for doubtful accounts	5,860	3,837	3,251
Deferred revenue	0	2,110	0
Inventory, net	711	651	508
Stock-based compensation, net	6,653	5,604	4,388
Deferred compensation	294	0	0
Property and equipment	0	312	624
Net operating loss carryforwards	132,430	27,799	59,172
Research and development tax credit	13,970	0	0
AMT credits	1,027	0	0
Other	10,711	2,450	2,270

Total deferred tax assets	185,105	49,033	71,557

Deferred tax liabilities
Prepaid expense	(6,762)	(5,820)	(4,051)
Property and equipment, net	(3,271)	0	0
Acquired intangibles, net	(213,614)	(85,407)	(86,714)
Deferred revenue	(11,496)	0	0
Other	(2,227)	(28)	(108)

Total deferred tax liabilities	(237,370)	(91,255)	(90,873)

Net deferred tax liabilities	($52,265)	($42,222)	($19,316)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31, 2010	May 31,
		2010	2009
Current deferred tax assets, net	$30,739	$29,042	$1,052

Non-current deferred tax assets, net	5,497	0	0
Non-current deferred tax liabilities, net	(88,501)	(71,264)	(20,368)

Non-current deferred tax assets (liabilities), net	(83,004)	(71,264)	(20,368)

Net deferred tax liabilities	($52,265)	($42,222)	($19,316)

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of $358,030 and $12,499, respectively. Of the total federal net operating loss carryforwards, approximately $7,008 relates to stock compensation tax deductions that will be tax-effected and the related benefit credited to additional paid-in capital when realized. The net operating loss carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal net operating loss carryforwards are subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. Historical federal net operating losses of Allscripts are subject to annual limitation on usage of approximately $62 million per year. In connection with the Eclipsys Merger, the Company acquired federal net operating losses totaling approximately $265 million. Due to the change in control in Eclipsys, these net operating losses are subject to annual limitation on usage of approximately $48 million per year. Net operating losses incurred subsequent to the Eclipsys Merger have no restrictions on utilization. The Company has Canadian net operating loss carryovers of approximately $17,877 that expire in varying amounts through 2026.

We use the tax law ordering approach for determining when tax benefits derived from stock-based awards are utilized. Under this approach, the utilization of excess tax deductions associated with stock-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes when net operating losses exist.

For federal purposes, 1993 to 2010 tax years remain subject to income tax examination by federal authorities. Due to net operating loss carry forwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs. For the Company’s state tax jurisdictions, 2003 to 2010 tax years remain open to income tax examination by state tax authorities. In Canada, the 2002 to 2010 tax years remain open for examination and in India the 2008 to 2010 tax years remain open.

The Company has a subsidiary in India that is entitled to a tax holiday which allows for tax-free operations during the holiday. The tax holiday for the subsidiary begins to partially expire in 2012 and will fully expire in 2017. As a result of the tax holiday, net income was higher by approximately $261 in 2010 with no impact on earnings per share.

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

The following table reconciles unrecognized tax benefits from June 1, 2008 to December 31, 2010. There was no unrecognized tax benefit for the year ended May 31, 2008:

	December 31, 2010	May 31,
		2010	2009
Beginning Balance at June 1, 2010, 2009 and 2008, respectively	$2,808	$3,124	$0
Increases for tax positions related to the current year	882	228	0
Increases acquired in business acquisitions	13,340	0	3,124
Increases acquired in Coniston Transactions	25,863	0	0
Foreign currency translation	224	0	0
Reductions due to lapsed statute of limitations	(277)	(544)	0

Ending Balance at December 31, 2010, and May 31, 2010 and 2009, respectively	$42,840	$2,808	$3,124

As a result of the 2008 Transactions, whereas Allscripts and Misys Healthcare Systems were merged together for U.S. federal income tax purpose, income taxes are calculated on a consolidated basis subsequent to the 2008 Transactions. The Company’s income taxes in years prior to the 2008 Transactions were calculated on a separate tax return basis, although the Company’s operations at that point in time were included in the U.S. federal and state returns of the U.S. Misys consolidated group of companies.

The acquired tax position related to the Coniston Transactions is indemnified by Misys in accordance with the Framework Agreement. Accordingly, an indemnification asset totaling $27,534, including related interest, has been recorded and is included in other assets. The recoverability of the indemnification asset is supported by bank guarantee. The amount of the bank guarantee might be insufficient to fully cover taxes applicable to the historical transactions of Misys Healthcare Systems that might be imposed. Furthermore, although not expected, there could be circumstances in which the bank guarantee is reduced or terminated prior to the extinguishment of the resulting tax liabilities.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Interest and penalties included in provision for income taxes	$473	$0	$0	$0

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31, 2010	May 31,
		2010	2009
Interest and penalties included in the liability for uncertain income taxes	$3,563	$0	$0

The Company does not anticipate that within the next 12 months the total amount of unrecognized tax benefits will significantly increase or decrease. If these unrecognized benefits were recognized, they would have decreased the Company’s annual effective tax rate.

Misys also agreed to indemnify us against any taxes that may be imposed by the Coniston Transactions. In particular, the Coniston Transactions might have resulted in the recognition of the built-in gain inherent in our shares of common stock held by Misys, which is significant. While we do not expect taxes to be imposed, we may be required to rely on Misys’ indemnification obligation and ability to satisfy such indemnification obligation.

We intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. Accordingly, no deferred taxes have been recorded for the difference between the financial and tax basis investment in our foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would have additional U.S. taxable income and, depending on our tax position in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable.

9. Stock Award Plans

We recorded stock-based compensation expense as follows:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Total stock-based compensation expense	$18,916	$14,849	$5,770	$2,208

Stock-based compensation expense is recorded within selling, general and administrative expenses in our consolidated results of operations. As of December 31, 2010, $75,342 of unearned compensation related to non-vested awards and options was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms. These costs are expected to be recognized over a weighted average period of 3.92 years.

In connection with the Eclipsys Merger, we assumed all of the outstanding stock options and other stock awards of Eclipsys’ respective plans. These stock options and stock awards, as converted based on the same share exchange ratio defined in the Merger Agreement, generally retain all the rights, terms and conditions as originally granted. As of December 31, 2010, options to purchase 5,865 shares of common stock, 502 restricted stock units, and 495 shares of restricted stock were outstanding under these plans.

Restricted Stock Awards and Units

Restricted stock units and restricted stock awards typically have a four-year vesting term; however, certain restricted stock units or awards include performance-based vesting conditions. Upon termination of an employee’s employment with Allscripts, any non-vested restricted stock units or restricted stock awards will be forfeited unless otherwise provided in an employee’s employment agreement.

The following table summarizes the status of unvested restricted stock units outstanding at December 31, 2010 and May 31, 2010 and changes during the seven months and year then ended, respectively:

	Shares	Weighted-Average
		Grant Date Fair Value
Non-vested restricted stock units at May 31, 2009	3,168	$8.65
Awarded	1,502	$17.35
Vested	(925)	$19.88
Forfeited	(244)	$12.04

Non-vested restricted stock units at May 31, 2010	3,501	$12.13
Awarded	1,227	$17.54
Assumed	502	$16.07
Vested	(1,192)	$17.62
Forfeited	(375)	$13.68

Non-vested restricted stock units at December 31, 2010	3,663	$14.35

During fiscal year ended May 31, 2009, 3,110 shares of restricted stock units were granted with a weighted average grant-date fair value of $8.65. No stock units are presented for fiscal year 2008 since unvested units were assumed in fiscal year 2009 through the 2008 Transactions.

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2010 and changes during the seven months then ended:

	Shares	Weighted-Average
		Grant Date Fair Value
Non-vested restricted stock awards at May 31, 2010	0	$0.00
Awarded	928	$17.09
Assumed	495	$14.43
Vested	(224)	$17.92
Forfeited	(31)	$16.36

Non-vested restricted stock awards at December 31, 2010	1,168	$17.20

The restricted stock awards granted during the seven months ended December 31, 2010 include performance-based vesting conditions over a two-year period. The purpose of the awards is to align management with cost synergy and other operational objectives related to the Eclipsys Merger and to retain key employees over the specified performance period. If pre-determined performance goals are achieved in year 1 or year 2, a participant will receive one-half of the award amount for the applicable performance result. Award recipients have the ability to receive up to 120% or 150% of the target number of shares originally granted based on the specific performance goals and actual results. For the seven months ended December 31, 2010, stock-based compensation expense related to these awards totaled $3,175 and is included in selling, general and administrative expenses. At December 31, 2010, there was $11,950 of total estimated unrecognized compensation cost, assuming an estimated forfeiture rate and 100% target attainment, related to these awards which is expected to be recognized through September 30, 2012.

No stock awards were granted during the years ended May 31, 2010, 2009 and 2008.

Stock Options

The following table summarizes the status of stock options outstanding at December 31, 2010 and changes during the seven months then ended:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Balance at May 31, 2009	4,222	$5.17	4,222	$5.17
Options exercised	(732)	$7.79
Options forfeited	(220)	$18.56

Balance at May 31, 2010	3,270	$3.42	3,270	$3.42
Options exercised	(1,382)	$7.43
Options assumed	5,865	$13.64
Options forfeited	(78)	$8.38

Balance at December 31, 2010	7,675	$10.46	6,434	$9.80

Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the fair value of our share-based payments using the Black-Scholes option-pricing model. Option valuation models, including the Black-Scholes option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair value of stock options assumed in the Eclipsys Merger was estimated at the date of acquisition. The weighted average input assumptions used were as follows:

Expected option life (in years)	0.11 – 4.54
Risk-free interest rate	0.17% – 1.36%
Volatility	30.5% – 54.04%
Dividend yield	0%

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments and the volatility input is calculated based on the implied volatility of our common stock.

No stock-based compensation expense related to stock options was recognized during the years ended May 31, 2010, 2009 and 2008 since the outstanding stock options were assumed through the 2008 Transactions and fully vested; therefore, any related expense was already recognized.

The aggregate intrinsic value of stock options exercisable as of December 31, 2010 was $60,962, which is based on Allscripts’ closing stock price of $19.27 as of December 31, 2010. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The total cash received from employees as a result of employee stock option exercises and stock award releases during the seven months ended December 31, 2010 was $9,707, and for the years ended May 31, 2010 and 2009 was $1,869 and $4,737, respectively, net of related taxes. Allscripts settles employee stock option exercises and stock awards with newly issued common shares.

The following activity occurred under our plans:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Total intrinsic value of stock options exercised	15,001	13,131	9,097	0
Total fair value of stock awards vested	27,633	19,976	4,182	0

Information regarding stock options outstanding at December 31, 2010 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.96—$3.96	1,498	$2.21	1,498	$2.21
$4.57—$9.96	2,009	$5.88	1,693	$5.74
$10.22—$12.21	660	$11.30	531	$11.26
$12.32—$15.99	1,124	$13.54	1,066	$13.51
$16.14—$17.66	1,324	$16.97	836	$17.14
$17.83—$20.94	1,060	$18.85	810	$18.89

	7,675	$10.46	6,434	$9.80

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2010 is 3.63 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was effective at Allscripts Healthcare Solutions on the October 10, 2008 acquisition date and allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last day of the offering period. Offering periods under the ESPP are three months in duration and begin on each March 1, June 1, September 1, and December 1. Shares will be purchased on the last day of each offering period at a price of 95% of fair market value of the common stock on such date as reported on NASDAQ. The aggregate number of shares of Allscripts common stock that may be issued under the ESPP may not exceed 500 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by Allscripts in the open market and held as treasury shares.

Allscripts treats the ESPP as a non-compensatory plan in accordance with accounting guidance. There were 75 shares purchased under the ESPP for the seven months ended December 31, 2010.

Misys Stock Plan

Misys operates several share-based compensation plans. The Misys plans include both market price awards (options priced at fair value of Misys stock at date of grant) and nil cost awards (zero strike price). Certain of the awards include performance based vesting conditions, otherwise options vest over a service period that is generally three years. Upon completion of the Coniston Transactions and the related reduction of Misys’ ownership interests in Allscripts, the vesting of certain options previously granted to Allscripts’ employees was accelerated and the participation of Allscripts’ employees in the Misys stock plans terminated. All outstanding options held by employees of Allscripts on August 20, 2010 were assessed to determine the eligible grants that would fully vest as well as the options that would lapse. As a result of the assessment, Allscripts recognized expense of $703 due to the accelerated vesting of options during the seven months ended December 31, 2010. This charge was offset by $1,262 for options that were canceled. Allscripts expects to no longer recognize any stock-based compensation expense related to the Misys stock plans.

Prior to the completion of the Coniston Transactions, the fair value of share options granted to employees of Allscripts was recorded as compensation cost over the term of vesting period.

The fair value of awards that contain performance-based vesting conditions was estimated at the date of grant using the Monte Carlo option pricing model. For all other awards, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model.

The following assumptions have been used in the option pricing models:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Risk-free interest rate	1.22%	2.04%	3.1%-5.0%	3.8%-5.5%
Dividend yield	0%	0%	0%	0%-3.1%
Volatility
Market value awards	N/A	N/A	N/A	N/A
Nil cost awards	47%	46%	39%-42%	32%-37%
Expected life (years)
Market value awards	N/A	N/A	N/A	N/A
Nil cost awards	3	3	1.0-3.0	2.0-3.0

Volatility was calculated using Misys share price history for the period equivalent to the expected life. For awards with performance-based service conditions, vesting is tied to either total shareholder return, Misys earnings per share or Misys stock price. Additional variables used in the Monte Carlo option pricing model related to market benchmarked performance conditions include volatility of N/A, 42%, and 33% and a correlation coefficient of N/A, N/A, and 0.30, for the seven months ended December 31, 2010, and the years ended May 31, 2010 and 2009, respectively.

Additional information with respect to the plan activity related to Allscripts for the seven months ended December 31, 2010, and the years ended May 31, 2010 and 2009 is summarized as follows:

	Nil Cost		Market Value
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
At May 31, 2008	1,832		5,272	$5.67
Granted	3,033	$0.95	0	$0	$0
Exercised	(439)		0	$0
Canceled or expired	(577)		(2,054)	$3.95
Transfers	66		414	$2.20

At May 31, 2009	3,915		3,632	$2.25
Granted	24	$2.76	0	$0	$0
Exercised	(487)		(113)	$2.76
Canceled or expired	(193)		(950)	$4.28
Transfers	312		548	$2.94

At May 31, 2010	3,571		3,117	$4.02
Granted	9	$4.14	0	$0	$0
Exercised	(1,817)		(991)	$3.31
Canceled or expired	(1,741)		(1,088)	$5.16

At December 31, 2010	22		1,039	$4.19

Options exercisable	0		1,039	$4.12

The weighted-average fair value of all options granted during the seven months ended December 31, 2010, and the years ended May 31, 2010 and 2009, was $4.14, $2.76, and $0.95 per share, respectively. The weighted-average remaining contractual term of options outstanding was 0.56 years as of December 31, 2010. The weighted average remaining contractual term of options exercisable was 0.53 years as of December 31, 2010. The total compensation cost related to non-vested awards not yet recognized as of December 31, 2010 was $0. The aggregate intrinsic value of all options outstanding and all options exercisable at December 31, 2010 was $1,227 and $1,182, respectively. The total intrinsic value of options exercised during the seven months ended December 31, 2010, and the years ended May 31, 2010 and 2009 was $19,761, $8,670, and $6,133, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0	22	2.04	$0.00	0	$0.00
$1.91—$3.71	328	1.67	$3.16	328	$3.16
$4.10—$4.13	395	0	$4.13	395	$4.13
$4.22—$10.21	316	0	$5.32	316	$5.32

	1,061			1,039

10. Stock Repurchases

On February 10, 2009, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $150,000 of its common stock over two years. Repurchases may be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases also have been made from Misys pursuant to the Stock Repurchase Agreement, dated as of February 10, 2009 (the “Stock Repurchase Agreement”), by and among Misys, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts. The aggregate amount of shares purchased pursuant to the repurchase plan, whether pursuant to any 10b5-1 plan, Rule 10b-18 or the Stock Repurchase Agreement, will not exceed the lesser of $150,000 (including commissions) or 15,000 shares. In connection with the closing of the Coniston Transactions, the Stock Repurchase Agreement was terminated (Note 3). Pursuant to the Stock Repurchase Agreement, Allscripts had agreed to purchase from Misys, and Misys had agreed to sell to Allscripts, the number of shares of Allscripts’ common stock needed to keep Misys’ ownership percentage in Allscripts unaffected by certain open market repurchases being made by Allscripts. No early termination penalties were incurred by Allscripts in connection with the termination of the Stock Repurchase Agreement. In total through December 31, 2010, the Company has repurchased 5,424 shares of common stock at an average price (excluding commissions) of $9.50 per share for an aggregate purchase price of $51,547. There were no shares repurchased under the Stock Repurchase Agreement during the seven months ended December 31, 2010. The remaining authorized amount for stock repurchase under the program is approximately $98,453, which program terminated on February 10, 2011.

11. Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes:

	December 31, 2010	May 31, 2010	May 31, 2009
Unrealized gain (loss) on marketable securities, net of tax effects of ($27), ($28) and $12, respectively	$43	$44	($19)
Foreign currency translation adjustment, net of tax effects of ($181), $0 and $0, respectively	1,063	0	0
Net unrealized gain on derivative financial instruments, net of tax effects of ($776), $0 and $0, respectively	1,227	0	0

Total accumulated other comprehensive income	$2,333	$44	($19)

12. Derivative Financial Instruments

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The critical terms of the interest rate swap agreement and the debt allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive income with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero.

The interest rate swap agreement is currently our only derivative instrument and it will not be used for trading purposes. In the future we may enter into foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign exchange rates.

The fair value of the derivative instrument held at December 31, 2010 was $2,003.

We recognized the following gain related to our interest rate swap agreement designated as a cash flow hedge (our only cash flow hedge during the period):

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Effective Portion
Gain recognized in OCI, net of tax effects of ($776), $0, $0 and $0, respectively	$1,227	$0	$0	$0
Loss reclassified from OCI into income	$342	$0	$0	$0
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that $1,906 of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the one-month LIBOR rate of 0.26063%, which represented our variable effective interest rate as of December 31, 2010, remains the same through 2011. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the seven months ended December 31, 2010. We held no derivative instruments during the years ended May 31, 2010, 2009 and 2008.

13. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense was:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Rent expense	$11,003	$10,328	$9,895	$8,980

The long-term portion of capital lease obligations is included on the balance sheet under other liabilities.

Future minimum lease payments under capital leases and the non-cancelable operating leases as of December 31, 2010 are as follows:

	Capital Leases	Operating Leases
2011	$1,558	$20,513
2012	791	19,301
2013	502	16,101
2014	383	11,981
2015	72	11,241
Thereafter	0	51,822

	3,306	$130,959

Less amount representing interest	(369)

	2,937
Current maturities of capital lease obligations	1,376

Capital lease obligations, net of current maturities	$1,561

14. Business Segments

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

The Company does not track its assets by segment or allocate interest and income taxes to its operating segments. In addition, the Company records corporate selling, general, and administrative expenses and amortization of intangibles in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of the operating segments.

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Revenue
Clinical solutions	$369,312	$593,061	$457,402	$347,891
Hospital solutions	174,677	0	0	0
Health solutions	69,320	111,441	76,616	35,880
Prepackaged medications	0	0	14,421	0

Total revenue	$613,309	$704,502	$548,439	$383,771

Income from operations
Clinical solutions	$87,466	$164,492	$118,552	$59,997
Hospital solutions	24,236	0	0	0
Health solutions	35,590	58,853	30,713	12,305
Prepackaged medications	0	0	1,121	0
Unallocated corporate expenses	(141,407)	(118,762)	(104,452)	(32,071)

Total income from operations	$5,885	$104,583	$45,934	$40,231

15. Supplemental Disclosure of Cash Flow Information

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Cash paid during the period for:
Interest	$7,555	$2,302	$2,528	$296
Income taxes paid, net of refunds	$11,923	$10,714	$9,786	$0
Deemed distribution from parent for acquisition-related transaction costs	$0	$0	$6,137	$0

Prior to consummation of the 2008 Transactions, legacy MHS was an operating unit of Misys and therefore included in tax returns of the U.S. Misys consolidated group. Accordingly, no income taxes paid are presented for the year ended May 31, 2008.

16. Related Party Transactions

Misys Corporate Expenses

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy MHS, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs. Selling, general and administrative expenses in the consolidated statements of operations include corporate expense allocations of $5,219 and $10,332 for the periods June 1, 2008 to October 10, 2008 and fiscal year 2008, respectively. All figures incurred subsequent to October 10, 2008 reflect charges under the Shared Services Agreement and Transition Services Agreement as described in the below paragraph.

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

As of December 31, 2010, and May 31, 2010 and 2009, $1,488, $1,635 and $1,212, respectively, was owed to Misys under these agreements. Expenses incurred under these services agreements were as follows:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
Cost of services agreements	$7,866	$14,403	$8,501	$0

Aprima Agreement

As part of the Aprima Agreement, Misys agreed to pay the $12,000 due to Aprima on MHS’ behalf (see Note 6).

Repurchase Agreement and Share Reduction

Refer to Note 10 for the Stock Repurchase Agreement with Misys and its Affiliates, and refer to Note 3 for the Reduction of Misys Share Ownership.

Acquisition-Related Transaction Costs

During fiscal year 2009, Misys paid $6,137 on MHS’ behalf for acquisition-related transaction costs for investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the 2008 Transactions. These payments were accounted for as a deemed distribution from parent for acquisition-related transaction costs (see Notes 2 and 15).

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

Misys Stock Award Plans

Allscripts employees participated in several share based compensation plans maintained by Misys (see Note 9).

17. Geographic Information

Revenues are attributed to geographic regions based upon the location where the sale originated. The Company’s revenues by geographic area are summarized below:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009	2008
United States	$598,403	$704,502	$548,439	$383,771
Canada	11,742	0	0	0
Other international	3,164	0	0	0

Total	$613,309	$704,502	$548,439	$383,771

A summary of the Company’s long-lived assets by geographic area is summarized below:

	December 31, 2010	May 31, 2010	May 31, 2009
United States	$1,829,240	$686,536	$691,679
Canada	7,789	0	0
India	5,686	0	0
Other international	416	0	0

Total	$1,843,131	$686,536	$691,679

18. Contingencies

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

On April 22, 2009, Doctors Administrative Solutions, LLC (“DAS”), a former reseller of Misys MyWay software, filed a lawsuit against Allscripts, LLC in state court in Tampa, Florida alleging breach of warranty, breach of contract, and tortious interference with prospective business relationships. Allscripts, LLC removed the case to the United States District Court for the Middle District of Florida, after which DAS filed an amended complaint adding additional claims for breach of contract, specific performance, and declaratory judgment, and seeking damages and injunctive relief. The Company answered and counterclaimed against DAS for breaches of contract and trademark infringement. The case is currently scheduled for a bench trial in May 2011.

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

On or about July 27, 2010, the Superior Court of Gwinnett County, Business Case Division, granted the Eclipsys defendants’ motion to dismiss the Iron Workers’ Amended Complaint. On or about August 5, 2010, the Georgia Court of Appeals denied Iron Workers’ emergency request for an injunction pending appeal. The appeal was then briefed in the ordinary course. On November 12, 2010, Iron Workers moved to dismiss its appeal, which the Georgia Court of Appeals granted, rendering conclusive the Superior Court’s dismissal with prejudice of the Iron Workers lawsuit.

Also on November 12, 2010, the plaintiff in the Madala case filed a motion to amend her complaint and to lift the litigation stay that had been entered by the Superior Court in the other five cases listed above pending the Iron Workers appeal. Defendants opposed Madala’s motion. On January 19, 2011, the parties filed a stipulation of dismissal, pursuant to which the Superior Court dismissed Madala’s claims with prejudice. The remaining four lawsuits remain stayed by the Superior Court.

The outcome of any such litigation is inherently uncertain. Each company may incur substantial defense costs and expenses. An unfavorable outcome may adversely affect the combined company’s business, financial condition or results of operations.

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business, including intellectual property infringement, misappropriation or other intellectual property violation claims. The matter described below relates to an intellectual property claim asserted against the Company. The Company believes that the matter described in the next paragraph is not material and does not relate to the core of the Company’s applications. The Company also believes that it has strong defensive positions in such matter, but the outcomes of patent and other intellectual property lawsuits are often uncertain and such lawsuits are typically expensive to litigate.

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On or about November 1, 2010, Defendants moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida. The Florida Business Court granted Defendants’ motion for transfer on January 13, 2011. The Defendants also filed motions to dismiss the amended complaint on November 16, 2010 and December 6, 2010, that are still pending before the Florida Business Court. Discovery in this matter is ongoing. No trial date has been set.

19. Transition Period Comparative Data

The following table presents certain financial information for the seven months ended December 31, 2010 and 2009, respectively.

	Seven Months Ended December 31,
	2010	2009
		(Unaudited)
Revenue:
System sales	$113,117	$74,204
Professional services	93,875	38,335
Maintenance	191,502	140,263
Transaction processing and other	214,815	130,677

Total software and related services	613,309	383,479
Prepackaged medications	0	0

Total revenue	613,309	383,479
Cost of revenue:
System sales	63,392	43,516
Professional services	81,572	35,414
Maintenance	67,463	47,588
Transaction processing and other	102,713	47,094

Total software and related services	315,140	173,612
Prepackaged medications	0	0

Total cost of revenue	315,140	173,612

Gross profit	298,169	209,867
Selling, general and administrative expenses	232,788	126,569
Research and development	43,261	27,238
Amortization of intangible assets	16,235	5,914

Income from operations	5,885	50,146
Interest expense	(9,687)	(1,302)
Interest income and other, net	843	240

(Loss) income before income taxes	(2,959)	49,084
Provision for income taxes	(2,606)	(18,596)

Net (loss) income	($5,565)	$30,488

(Loss) earnings per share:
Basic	($0.03)	$0.21

Diluted	($0.03)	$0.20

Weighted average common shares outstanding:
Basic	168,110	144,440
Diluted	168,110	147,927

20. Subsequent Events

Effective January 13, 2011, the shareholders of dbMotion Ltd., a private company organized under the laws of the State of Israel, approved the sale of shares of Series C-3 Preferred Shares to Allscripts under Addendum II to Series C Preferred Share Purchase Agreement and agreed to perform certain research and development activities for us in exchange for $5,000. dbMotion is an innovative provider of health interoperability solutions for connected healthcare. It develops and markets solutions that enable healthcare organizations and exchanges to meaningfully integrate and leverage their information assets, driving improvements in the quality, safety and efficiency of patient care. dbMotion transforms care through the creation of a virtual patient record that logically connects patient information in existing systems without requiring their replacement. By providing access to integrated patient information, the solution connects care settings thereby bridging gaps that often exist between inpatient/acute care and community care.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this transition report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Management assessed the effectiveness of the Company’s internal controls over its financial reporting as of December 31, 2010. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the COSO criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, also performed an audit of the effectiveness of Allscripts’ internal control over financial reporting as of December 31, 2010. Their report expresses an unqualified opinion on the effectiveness of Allscripts’ internal control over financial reporting as of December 31, 2010. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

On August 24, 2010, Allscripts Healthcare Solutions, Inc. and Eclipsys Corporation completed the Eclipsys Merger. During the period leading up to the merger, there were no changes to either company’s internal controls over financial reporting that were reasonably likely to have a material effect. For the post-merger period, management has maintained the operational integrity of each company’s legacy controls over financial reporting. In addition, management designed and tested new controls over financial reporting which supported the accuracy of the financial presentation of the merged Company’s operations.

Item 9B. Other Information

None.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Schedule II

	Beginning Balance	Charged to Expense	Deductions	Ending Balance
Allowance for accounts receivable
Seven months ended December 31, 2010	$8,531	6,140	(3,350)	$11,321
Year ended May 31, 2010	$6,870	7,785	(6,124)	$8,531
Year ended May 31, 2009	$3,351	5,893	(2,374)	$6,870
Year ended May 31, 2008	$2,890	2,415	(1,954)	$3,351

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and other key employees called for by this item is incorporated by reference to “Election of Directors” and “Executive Officers” in our proxy statement to be filed with the SEC within 120 days of the end of our seven month transition period ended December 31, 2010 for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”). Information regarding the audit committee members, any audit committee financial experts and the code of conduct called for by this item is incorporated by reference to “Meetings and Committees of the Board of Directors” and “Governance—Code of Conduct” in the 2011 Proxy Statement.

Information regarding Section 16(a) reporting compliance called for by this item is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.

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

Item 11. Executive Compensation

Information regarding executive and director compensation called for by this item is incorporated by reference to “Director Compensation” and “Executive Compensation” in the 2011 Proxy Statement. Information included under the caption “Compensation Committee Report” in the 2011 Proxy Statement is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership called for by this item is incorporated by reference to “Ownership of Allscripts Common Stock” in the 2011 Proxy Statement.

Information regarding securities authorized for issuance under equity compensation plans called for by this item is incorporated by reference to “Equity Compensation Plan Information” in the 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related party transactions called for by this item is incorporated by reference to “Certain Relationships and Related Party Transactions” in the 2011 Proxy Statement. Information regarding director independence called for by this item is incorporated by reference to “Governance—Director Independence” in the 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services called for by this item is incorporated by reference to “Ratification of PricewaterhouseCoopers LLP” in the 2011 Proxy Statement.

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

2.1	Option Purchase Agreement, dated as of May 28, 2007 between Allscripts Healthcare Solutions, Inc. and Medem, Inc.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 8-K filed on May 31, 2007

2.2	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC	Incorporated herein by reference from Exhibit 2.1 in the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 19, 2008

2.3	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation	Incorporated herein by reference from Exhibit 2.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

3.1	Fourth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

3.2	Amended and Restated By-Laws of Allscripts Healthcare Solutions, Inc.	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.1	Framework Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.2	Amendment to the Framework Agreement, dated as of July 26, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on July 27, 2010

10.3	Registration Rights Agreement, dated as of June 9, 2010, by and among Misys plc, Kapiti Limited, Act Sigmex Limited and Allscripts-Misys Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 9, 2010

10.4	Amended and Restated Relationship Agreement between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, dated August 20, 2010	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.5	Transition Services Agreement between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, dated August 20, 2010	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.6	Shared Services Agreement dated as of March 1, 2009	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on March 5, 2009

Exhibit Number	Description	Reference

10.7	Extension and Amendment Agreement to the Shared Services Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K/A filed on July 2, 2010

10.8	On Demand Bank Guarantee No. 406355 issued by The Royal Bank of Scotland plc in favor of Allscripts-Misys Healthcare Solutions, Inc., dated August 17, 2010 and delivered on August 20, 2010	Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.9	Credit Agreement by and among Allscripts-Misys Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010	Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010

10.10	Proprietary Software License Agreement dated as of October 10, 2008 between Misys Open Source Solutions LLC and Misys Healthcare Systems, LLC	Incorporated herein by reference from Exhibit 10.4 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 17, 2008

10.11†	Misys Omnibus Share Plan dated as of September 30, 2008	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009

10.12†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009).	Incorporated herein by reference from Exhibit 10.3 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2009

10.13†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.14†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan	Incorporated herein by reference from Exhibit 10.12 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.15†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan	Incorporated herein by reference from Exhibit 10.2 in the Allscripts-Misys Healthcare Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2009

Exhibit Number	Description	Reference

10.16†	Allscripts Healthcare Solutions, Inc. Retention Plan, as amended	Incorporated herein by reference from Exhibit 10.24 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.17†	Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan	Filed herewith

10.18†	Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 10-Q filed with the SEC on May 10, 2005

10.19†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.13 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.20†	Eclipsys Corporation 2005 Stock Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 8-K filed with the SEC on July 6, 2005

10.21†	Amendment Number One to the Eclipsys Corporation 2005 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.15 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.22†	Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 10-Q filed with the SEC on May 12, 2008

10.23†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.17 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.24†	Eclipsys Corporation 2008 Omnibus Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 10-Q filed with the SEC on August 7, 2008

10.25†	Amendment Number One to the Eclipsys Corporation 2008 Omnibus Incentive Plan	Incorporated herein by reference from Exhibit 10.19 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.26†	Eclipsys Corporation Inducement Grant Omnibus Incentive Plan	Incorporated by reference from Exhibit 4.2 to the Eclipsys Corporation Form S-1 filed with the SEC on August 6, 2009

10.27†	Amendment Number One to the Eclipsys Corporation Inducement Grant Omnibus Incentive Plan	Incorporated herein by reference from Exhibit 10.21 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

Exhibit Number	Description	Reference

10.28†	Eclipsys Corporation Retention Plan	Incorporated herein by reference from Exhibit 10.25 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.29†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement.	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Current Report on Form 8-K filed on January 5, 2005

10.30†	Form of Restricted Stock Award Agreement (Directors).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.31†	Form of Restricted Stock Award Agreement (Officers and Employees).	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.32†	Amendment to Form of Restricted Stock Award Agreement	Incorporated herein by reference from the Allscripts Healthcare Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.33†	Form of Restricted Stock Unit Agreement (Directors)	Incorporated herein by reference from Exhibit 10.37 in the Allscripts-Misys Healthcare Solutions, Inc. Annual Report on Form 10-K filed on February 29, 2008

10.34†	Form of Restricted Stock Unit Agreement (Officers and Employees)	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on October 23, 2008

10.35†	Form of Performance- Based Restricted Stock Unit Award	Incorporated herein by reference from Exhibit 10.4 in the Allscripts-Misys Healthcare Systems, Inc. Quarterly report on form 10-Q for the quarter ended August 31, 2009

10.36†	Form of Restricted Stock Unit Award Agreement (September 2010)	Incorporated herein by reference from Exhibit 10.23 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.37†	Form of Restricted Stock Unit Award Agreement (Directors)	Filed herewith

10.38†	Form of Restricted Stock Unit Award Agreement (February 2011)	Filed herewith

10.39†	Form of Performance-Based Restricted Stock Unit Award Agreement	Filed herewith

10.40†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)	Filed herewith

Exhibit Number	Description	Reference

10.41†	Eclipsys Corporation Form of Performance Stock Unit Agreement	Incorporated by reference from Exhibit 10.1 to the Eclipsys Corporation Form 8-K filed with the SEC on March 19, 2010

10.42†	Employment Agreement, dated as of July 31, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Glen E. Tullman	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.43†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Lee Shapiro	Incorporated herein by reference from Exhibit 10.3 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.44†	Amendment to Employment Agreement, dated as of July 28, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Lee A. Shapiro	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.45†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and William J. Davis	Incorporated herein by reference from Exhibit 10.4 to the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.46†	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and William J. Davis	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.47†	Employment Agreement entered into on November 6, 2008 and effective as of October 10, 2008, between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw	Incorporated herein by reference from Exhibit 10.10 in the Allscripts-Misys Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.48†	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw	Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.49†	Employment Agreement dated as of June 1, 2009 by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K/A filed on August 11, 2009

10.50†	Amendment to Employment Agreement, dated as of July 29, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland	Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010

10.51†	Employment Agreement dated as of October 10, 2008 by and between Allscripts-Misys Healthcare Solutions, Inc. and Jeff Surges	Incorporated herein by reference from Exhibit 10.5 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

Exhibit Number	Description	Reference

10.52†	Amendment to Employment Agreement, dated as of September 10, 2010, by and between Allscripts Healthcare Solutions, Inc. and Jeff Surges	Incorporated herein by reference from Exhibit 10.6 in the Allscripts Healthcare Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.53†	Employment Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Philip M. Pead	Incorporated herein by reference from Exhibit 10.1 in the Allscripts-Misys Healthcare Solutions, Inc. Current Report on Form 8-K filed on June 14, 2010

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

Exhibit Number	Description	Reference

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010, May 31, 2010 and May 31, 2009, (ii) Consolidated Statements of Operations for the seven months ended December 31, 2010 and for the years ended May 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) for the seven months ended December 31, 2010 and for the years ended May 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the seven months ended December 31, 2010 and for the years ended May 31, 2010, 2009 and 2008 and (v) Notes to Consolidated Financial Statements	Furnished herewith *

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets as of December 31, 2010, and May 31, 2010 and 2009	80
Consolidated Statements of Operations for the seven months ended December 31, 2010 and for the years ended May 31, 2010, 2009 and 2008	81
Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) for the seven months ended December 31, 2010 and for the years ended May 31, 2010, 2009 and 2008	82
Consolidated Statements of Cash Flows for the seven months ended December 31, 2010 and for the years ended May 31, 2010, 2009 and 2008	83
Notes to Consolidated Financial Statements	84

(a)(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts	125

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

BY:	/S/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2011 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/S/ GLEN E. TULLMAN Glen E. Tullman	Chief Executive Officer and Director (Principal Executive Officer)

/S/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ PHILIP M. PEAD Philip M. Pead	Chairman of the Board and Director

/S/ EDWARD A. KANGAS Edward A. Kangas	Director

/S/ EUGENE V. FIFE Eugene V. Fife	Director

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director

/S/ M.L. GAMACHE M.L. Gamache	Director

/S/ PHILIP D. GREEN Philip D. Green	Director

/S/ MICHAEL J. KLUGER Michael J. Kluger	Director