Form 10-Q
period 2011-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2011-05-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 190,227,512 shares of the registrant’s $0.01 par value common stock outstanding.

Explanatory Note

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts”) completed the merger (the “Eclipsys Merger”) contemplated by an Agreement and Plan of Merger dated June 9, 2010 (“Merger Agreement”) by and among Allscripts, Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010. The merger is described in greater detail within this Form 10-Q. On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As a result of this change, Allscripts is filing this quarterly report on Form 10-Q for the three months ended March 31, 2011. Historical consolidated results of Allscripts have been recast to provide comparative financial results for the three months ended March 31, 2010.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$145,446	$129,403
Restricted cash	0	2,225
Accounts receivable, net of allowance of $9,288 and $11,321 at March 31, 2011 and December 31, 2010, respectively	320,433	317,214
Deferred taxes, net	30,734	30,739
Inventories	2,575	3,816
Prepaid expenses and other current assets	99,435	92,059

Total current assets	598,623	575,456
Long-term marketable securities	1,716	1,733
Fixed assets, net	117,913	114,294
Software development costs, net	73,671	61,299
Intangible assets, net	538,384	554,669
Goodwill	1,037,004	1,037,004
Deferred taxes, net	5,497	5,497
Other assets	73,133	68,635

Total assets	$2,445,941	$2,418,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,164	$46,592
Accrued expenses	87,539	84,675
Accrued compensation and benefits	34,378	40,447
Deferred revenue	249,233	228,606
Current maturities of long-term debt and capital lease obligations	35,661	30,751

Total current liabilities	451,975	431,071
Long-term debt	413,769	459,750
Deferred revenue	15,233	6,451
Deferred taxes, net	87,313	88,501
Other liabilities	49,837	49,046

Total liabilities	1,018,127	1,034,819
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	0	0
Common stock:
$0.01 par value, 349,000 shares authorized at March 31, 2011 and December 31, 2010; 252,492 and 190,167 shares issued and outstanding at March 31, 2011, respectively, 250,710 and 188,288 shares issued and outstanding at December 31, 2010, respectively	2,525	2,507
Treasury stock, 61,308 shares at cost	(613)	(613)
Additional paid-in capital	1,499,673	1,469,527
Accumulated deficit	(77,373)	(89,986)
Accumulated other comprehensive income	3,602	2,333

Total stockholders’ equity	1,427,814	1,383,768

Total liabilities and stockholders’ equity	$2,445,941	$2,418,587

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
System sales	$54,496	$44,607
Professional services	55,595	19,356
Maintenance	100,334	63,835
Transaction processing and other	124,883	56,594

Total revenue	335,308	184,392

Cost of revenue:
System sales	34,914	24,064
Professional services	45,623	16,995
Maintenance	33,047	21,053
Transaction processing and other	61,874	18,223

Total cost of revenue	175,458	80,335

Gross profit	159,850	104,057
Selling, general and administrative expenses	104,148	56,969
Research and development	22,004	12,534
Amortization of intangible assets	9,227	2,488

Income from operations	24,471	32,066
Interest expense	(7,927)	(634)
Interest income and other, net	404	91

Income before income taxes	16,948	31,523
Provision for income taxes	(4,335)	(12,946)

Net income	$12,613	$18,577

Earnings per share:
Basic	$0.07	$0.12

Diluted	$0.06	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,613	$18,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,866	9,116
Stock-based compensation expense	8,747	3,937
Excess tax benefits from stock-based compensation	(4,176)	1,268
Provision for doubtful accounts	2,001	2,722
Deferred taxes	2,895	9,794
Other loss	2,031	146
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(5,189)	(24,467)
Inventories	1,242	(397)
Prepaid expenses and other assets	(8,812)	(3,365)
Accounts payable	(2,288)	10,900
Accrued expenses	2,707	326
Accrued compensation and benefits	(5,757)	2,161
Deferred revenue	29,409	24,437
Other liabilities	605	229

Net cash provided by operating activities	66,894	55,384
Cash flows from investing activities:
Capital expenditures	(11,784)	(5,636)
Capitalized software	(16,321)	(5,256)
Purchases of marketable securities and other investments	(4,221)	(4)
Sales and maturities of marketable securities and other investments	41	49
Change in restricted cash	2,225	0

Net cash used in investing activities	(30,060)	(10,847)
Cash flows from financing activities:
Net proceeds (payments) from stock-based compensation activities	16,338	(679)
Proceeds from employee stock purchase plan, net	559	386
Excess tax benefits from stock-based compensation	4,176	(1,268)
Payments of capital lease obligations	(366)	(297)
Credit facility payments	(89,515)	(23,995)
Credit facility borrowings, net of issuance costs	47,362	0

Net cash used in financing activities	(21,446)	(25,853)

Effect of exchange rates on cash and cash equivalents	655	0

Net increase in cash and cash equivalents	16,043	18,684
Cash and cash equivalents, beginning of period	129,403	81,301

Cash and cash equivalents, end of period	$145,446	$99,985

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company derived its consolidated balance sheet at December 31, 2010 from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the seven months ended December 31, 2010 and the notes thereto in our Transition Report on Form 10-KT for the seven months ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year.

Change in Fiscal Year

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As a result of this change, Allscripts is filing this quarterly report on Form 10-Q for the three months ended March 31, 2011. Historical consolidated results of Allscripts have been recast to provide comparative financial results for the three months ended March 31, 2010.

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

We also enter into multiple-element arrangements that may include a combination of various software-related and nonsoftware-related products and services. Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements, and the timing of revenue recognition, among others. In such arrangements, we first allocate the total arrangement consideration based on a selling price hierarchy at the inception of the arrangement. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence of fair value if available, third-party evidence if vendor-specific objective evidence of fair value is not available, or estimated selling price if neither vendor-specific objective evidence of fair value or third-party evidence is available (a description as to how we determine vendor-specific objective evidence of fair value, third-party evidence and estimated selling price is provided below). Upon allocation of consideration to the software elements as a whole and nonsoftware elements, we then further allocate consideration within the software group to the respective elements following higher-level, industry-specific guidance and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

To determine the selling price in multiple-element arrangements, we establish vendor-specific objective evidence of fair value using the price charged for a deliverable when sold separately and contractual renewal rates for maintenance fees. For nonsoftware multiple element arrangements, third-party evidence is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because vendor-specific objective evidence of fair value or third-party evidence doesn’t exist, we determine an estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, customer demand, internal costs and overall economic trends. The determination of an estimated selling price is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of vendor-specific objective evidence of fair value, third-party evidence, and estimated selling price. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may affect management’s analysis of separation criteria which may lead to an upward or downward adjustment to the amount of revenue recognized under the arrangement.

The Company records reimbursements for out-of-pocket expenses incurred as professional services revenue in the statement of operations. These amounts totaled:

	Three Months Ended March 31,
	2011	2010
Reimbursements for out-of-pocket expenses incurred as professional services revenue	$4,231	$1,155

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	March 31, 2011			December 31, 2010
		Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$27,636	$0	$27,636	$32,003	$0	$32,003
Marketable securities	Long-term marketable securities	0	1,716	1,716	0	1,733	1,733
Derivatives	Other assets	0	2,649	2,649	0	2,003	2,003

Total		$27,636	$4,365	$32,001	$32,003	$3,736	$35,739

In January 2011, we purchased preferred stock of dbMotion Ltd., an innovative provider of health interoperability solutions for connected healthcare. The investment of $4 million is included in other assets at March 31, 2011. We measure our cost method investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

The Company’s long-term financial liabilities consist of long-term debt with a carrying value that approximates fair value since the interest rate approximates current market rates.

Financial Instruments

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

Other investments classified as long-term marketable securities include certain debt instruments. Debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Realized and unrealized gains and losses for all periods presented are immaterial. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income. There were no other-than-temporary impairments for the three months ended March 31, 2011 and 2010.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. There were no realized gains (losses) on derivatives for the three months ended March 31, 2011 and 2010.

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

Allscripts has not entered into any foreign currency hedging contracts during the three months ended March 31, 2011 and 2010.

2. Business Combinations

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

The total purchase price for the acquisition is comprised of the following:

Fair value of Eclipsys (69 million Allscripts common shares at $17.47, the closing stock price of Allscripts on August 24, 2010)	$1,209,366
Share-based compensation value	21,914

Total purchase price	$1,231,280

Integration-related costs included in selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 totaled $9 million and $0, respectively.

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

		$377,000

The following unaudited pro forma information assumes the legacy Allscripts and legacy Eclipsys merger occurred as of the beginning of the earliest period presented. The pro forma financial information also includes the business combination accounting effects resulting from the Merger Agreement including our amortization charges from acquired intangible assets, the elimination of certain intangible asset amortization incurred by Eclipsys, stock-based compensation charges for equity awards assumed, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though the aforementioned companies were combined at the beginning of the earliest period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the merger occurred at the beginning of the earliest period presented, nor of future results of operations. For pro forma purposes, quarterly financial results of legacy Eclipsys have been combined with the recast historical financial results of Allscripts for the three months ended March 31, 2010. The unaudited supplemental pro forma results for the three months ended March 31, 2010 are as follows:

Total Revenue	$293,883

Net loss	($4,929)

Loss per share—basic and diluted	($0.03)

The unaudited pro forma information for the three months ended March 31, 2010 include the following adjustments:

•

Net increase in revenues and net increase in net income representing legacy Eclipsys pre-merger revenues and net income as follows: revenues of $128 million and net income of $5 million for the three months ended March 31, 2010;

•	Decrease in revenues of $19 million for the three months ended March 31, 2010 relating to deferred revenue acquisition accounting adjustments;

•

Increase to amortization expense for the three months ended March 31, 2010 of $5 million related to management’s estimate of the fair value of intangible assets acquired as a result of the Eclipsys merger. This increase reflects the elimination of all legacy Eclipsys historical intangible asset and capitalized software amortization for the applicable period;

•

Increase to interest expense for the three months ended March 31, 2010 of $6 million related to the debt used to finance a portion of the Coniston Transactions (as defined in Note 3). This increase reflects the elimination of previously recognized interest expense of legacy Allscripts and legacy Eclipsys;

•	Increase to stock-based compensation expense for the three months ended March 31, 2010 of $3 million related to equity awards of legacy Eclipsys assumed as part of the Eclipsys Merger; and

•

Operating expenses include an increase of $15 million for the three months ended March 31, 2010 to reflect transaction-related expenses of legacy Allscripts and legacy Eclipsys as if the merger occurred as of the beginning of the earliest period presented.

Excluding the net pre-merger impacts of legacy Eclipsys described above, all pro forma adjustments are reflected in pro forma earnings/(loss) assuming an effective income tax rate of 39%.

3. Reduction of Misys Share Ownership

On June 9, 2010, Allscripts entered into a Framework Agreement with Misys plc (“Misys”), which was subsequently amended on July 26, 2010 (as amended, the “Framework Agreement”). Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts. As of June 8, 2010, Misys held indirectly 80 million shares of Allscripts’ common stock, representing 54.5% of the aggregate voting power of Allscripts’ capital stock.

The stock transactions and contingent share repurchase contemplated by the Framework Agreement (“Coniston Transactions”) were completed on August 27, 2010. Accordingly, Misys’ equity stake in Allscripts was reduced to 10.2% of the outstanding shares of Allscripts common stock.

On November 17, 2010, Kapiti Limited and ACT Sigmex Limited, each a wholly-owned subsidiary of Misys, sold 13 million shares of common stock of Allscripts, resulting in Misys holding 3.5% of the outstanding shares of our common stock.

On February 24, 2011, Misys announced that it had disposed of its remaining investment in Allscripts common stock.

4. Stockholders’ Equity and Comprehensive Income

Restricted Stock Unit Awards

In February 2011, we granted 283 thousand time-based restricted stock unit awards with a grant date fair value of $6 million. Stock-based compensation expense related to these awards will be recognized over the vesting period which is generally four years. Additionally, certain executives were granted awards totaling 421 thousand shares that vest over four years with a grant date fair value of $9 million. The vesting of these executive awards is also subject to a performance metric specifically designed to qualify the awards for the performance-based exemption under Section 162(m) of the Internal Revenue Code. Stock-based compensation expense related to these awards will be recognized ratably over a four-year vesting period commencing in January 2012.

During the three months ended March 31, 2011, certain executives were also awarded performance-based restricted stock units (PBRSU) under two performance categories:

Revenues and Adjusted Operating Income

The first category of awards totaling 281 thousand shares with a grant date fair value of $6 million is based on the achievement of targeted revenue and adjusted operating income for the year ending December 31, 2011, both as defined in the grant agreement. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards will be recognized ratably over a three-year vesting period.

Total Shareholder Return

The second category of awards totaling 140 thousand shares with a grant date fair value of $3 million is dependent on the Company’s total shareholder return relative to a specified peer group of companies over a three-year performance period with vesting based on three annual performance segments from the grant date. Fair value of the awards was estimated at the date of grant using the Monte Carlo pricing model. Following completion of the three-year performance period, the Compensation Committee will determine the number of PBRSUs that would vest considering overall performance over the three-year performance period. If the number of shares that would vest under this scenario is greater than the amount vesting under the three annual performance segments, then such greater number of PBRSUs shall vest, reduced by the number of PBRSUs previously vested.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010

Net income	$12,613	$18,577
Unrealized gain on marketable securities, net of tax	2	9
Foreign currency translation adjustment, net of tax	875	0
Net unrealized gain on derivative financial instruments, net of tax	392	0

Total comprehensive income	$13,882	$18,586

5. Basic and Diluted Earnings Per Share

Basic income per share is computed by dividing net income, as adjusted for income allocated to participating securities, by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist primarily of stock options and restricted stock unit awards.

The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended March 31,
	2011	2010
Basic Earnings per Common Share:
Net income	$12,613	$18,577
Less: Income allocated to participating securities	(255)	(428)

Net income available to common shareholders	$12,358	$18,149

Weighted average common shares outstanding	189,380	146,067

Basic Earnings per Common Share	$0.07	$0.12

Earnings per Common Share Assuming Dilution:
Net income	$12,613	$18,577
Less: Income allocated to participating securities	(251)	(419)

Net income available to common shareholders	$12,362	$18,158

Weighted average common shares outstanding	189,380	146,067
Dilutive effect of stock options and restricted stock units awards	3,201	3,003

Weighted average common shares outstanding assuming dilution	192,581	149,070

Earnings per Common Share Assuming Dilution	$0.06	$0.12

6. Debt

Debt outstanding consisted of the following:

	March 31, 2011	December 31, 2010

Senior Secured Credit Facilities (long-term portion)	$413,769	$459,750
Senior Secured Credit Facilities (current portion)	34,481	29,375

Total debt	$448,250	$489,125

Interest expense consisted of the following:

	Three Months Ended March 31,
	2011	2010

Interest expense	$4,689	$392
Debt cost amortization	1,364	96
Write off of unamortized deferred debt issuance costs	1,874	146

Total interest expense	$7,927	$634

Credit Facility

In connection with the Coniston Transactions, on August 20, 2010 (the “Closing Date”), Allscripts entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, UBS Securities LLC and Barclays Capital, as co-syndication agents, and a syndicate of banks as co-documentation agents (the “Credit Agreement”).

The Credit Agreement provides for a $470 million senior secured term loan facility (the “Term Facility”) and a $250 million senior secured revolving facility (the “Revolving Facility”), each of which has a five year term (collectively the “Senior Secured Credit Facilities”). In connection with the closing of the Coniston Transactions, Allscripts borrowed $470 million under the Term Facility and $100 million under the Revolving Facility. Allscripts incurred $22 million in debt issuance costs related to the Senior Secured Credit Facilities. The net proceeds were used by Allscripts to finance a portion of the Coniston Transactions. The Revolving Facility is available to finance working capital needs and general corporate purposes.

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the three months ended March 31, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet at March 31, 2011.

The Amended and Restated Credit Agreement reduces the applicable interest margin for borrowings under the senior credit facilities by .75% at each level of the leverage based pricing grid. In addition, the Commitment Fee was reduced at certain levels of the leverage based pricing grid. The Amended and Restated Credit Agreement also allows the Company to borrow up to $100 million under its revolving credit facility in certain foreign currencies and increases the leverage ratio in which the Company can make unlimited Restricted Payments from 1.75 to 1 to 2.00 to 1.

The maturity date and principal amount of the senior secured credit facilities remains the same as in the Credit Agreement. In addition, the prepayment provisions and covenants included in the Credit Agreement have not changed, except as discussed above.

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The remaining quarterly installment payments, as adjusted for any prepayments on the Term Facility through March 31, 2011, are as follows:

Quarterly Installments	Quarterly Principal Amount
June 30, 2011 to September 30, 2011	$5,747
December 31, 2011 to September 30, 2012	11,494
December 31, 2012 to September 30, 2013	17,240
December 31, 2013 to September 30, 2014	22,987
December 31, 2014 to June 30, 2015	28,734
August 20, 2015	Remaining balance

A total of $50 million of the Revolving Facility is available for the issuance of letters of credit and $10 million of the Revolving Facility is available for swingline loans. Allscripts is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facilities bear interest, at Allscripts’ option, at a rate per annum equal to either (1) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the rate for Eurodollar deposits as reflected on the applicable Reuters Screen LIBOR01 for a one month interest period, as such rate may be adjusted for certain reserve requirements, plus 1.0%, or (2) the rate for Eurodollar deposits as reflected on the applicable Reuters Screen LIBOR01 for the interest period relevant to such borrowing, as such rate may be adjusted for certain reserve requirements, plus, in each case, the applicable margin. The applicable margin for borrowings under the Senior Secured Credit Facilities was fixed until the date that was three business days after Allscripts’ financial statements were delivered to lenders with respect to the first fiscal period ending after September 30, 2010, and thereafter the applicable margin for borrowings under the Senior Secured Credit Facilities is subject to further adjustment based on an agreed upon leverage grid.

All obligations under the Senior Secured Credit Facilities are guaranteed by, subject to certain agreed upon exceptions, each of Allscripts’ existing and future direct and indirect material domestic subsidiaries, other than Coniston Exchange LLC (successor to Coniston, Inc.) (the “Guarantors”).

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

Subject to certain exceptions, Allscripts is required to prepay the Term Facility: (i) with 100% of the net cash proceeds received from the incurrence of certain indebtedness for borrowed money; (ii) with 100% of the net cash proceeds of the sale of any assets in excess of $5 million outside the ordinary course of business (including, without limitation, insurance and condemnation proceeds) in any fiscal year, subject to reinvestment rights; and (iii) with 50% of Allscripts’ excess cash flow for each fiscal year, beginning with the 2012 fiscal year. No prepayments under clauses (ii) or (iii) above are required to the extent that Allscripts’ total leverage ratio is less than 2.5 to 1.0. Allscripts may voluntarily prepay outstanding loans under the Senior Secured Credit Facilities, in whole or in part, at Allscripts’ option at any time upon prior notice.

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

As of March 31, 2011, $448 million in borrowings and $2 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of March 31, 2011, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 2.0%, which totaled 2.2%. Refer to Note 11 for the interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of March 31, 2011. As of March 31, 2011, the unamortized deferred debt issuance costs totaled $18 million, and is included within other assets on the balance sheet.

As of March 31, 2011, we had $248 million available, net of any outstanding borrowings and letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

7. Income Taxes

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

The acquired tax position related to the Coniston Transactions is indemnified by Misys in accordance with the Framework Agreement. Accordingly, an indemnification asset totaling $28 million, including related interest, has been recorded and is included in other assets. The recoverability of the indemnification asset is supported by bank guarantee. The amount of the bank guarantee might be insufficient to fully cover taxes applicable to the historical transactions of Coniston Exchange LLC (successor to Coniston, Inc.) that might be imposed. Furthermore, although not expected, there could be circumstances in which the bank guarantee is reduced or terminated prior to the extinguishment of the resulting tax liabilities.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2011 could be different from the forecast rate. The effective tax rate was 25.6% and 41.1% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate is due to a refinement of state apportionment factors and subsequent revaluation of deferred tax liabilities related to intangible assets acquired in connection with the Eclipsys Merger which resulted in approximately $2 million of tax benefit recognized during the three months ended March 31, 2011.

8. Commitment with Strategic Partner

On March 31, 2011, we entered into a ten year agreement with Affiliated Computer Services, Inc. (“ACS”) to provide services to support the Company’s remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses payment by the Company to ACS for current Allscripts’ employees to be retained by ACS from the Company’s hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During April 2011, in connection with the agreement we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to ACS for cash at a value approximating book value of such assets totaling $20 million.

9. Business Segments

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

Allscripts has organized its business around groups of similar customers, which resulted in three reportable segments: clinical solutions, hospital solutions and health solutions. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The hospital solutions segment is a new segment established to capture the operating results of the former legacy Eclipsys business. The hospital solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Hospital solutions include software, related installation and training services, the resale of related hardware, hosting of our software and outsourced solutions. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital and homecare providers. Health solutions include software, related installation and training services, the resale of related hardware and hosting of our software.

The Company does not track its assets by segment or allocate interest and income taxes to its operating segments. In addition, the Company records corporate selling, general, and administrative expenses and amortization of intangibles in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of the operating segments.

	Three Months Ended March 31,
	2011	2010
Revenue
Clinical solutions	$172,350	$156,002
Hospital solutions	132,488	0
Health solutions	30,470	28,390

Total revenue	$335,308	$184,392

Income from operations
Clinical solutions	$48,178	$45,969
Hospital solutions	25,032	0
Health solutions	16,519	14,805
Unallocated corporate expenses	(65,258)	(28,708)

Total income from operations	$24,471	$32,066

10. Related Parties

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

Amounts owed to Misys under these services agreements were as follows:

	March 31, 2011	December 31, 2010
Outstanding liability for services agreements	$997	$1,488

Expenses incurred under these services agreements were as follows:

	Three Months Ended March 31,
	2011	2010
Cost of services agreements	$3,059	$3,624

11. Derivative Financial Instruments

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

The fair value of the derivative instrument was as follows:

	March 31, 2011	December 31, 2010
Fair value of interest rate swap agreement	$2,649	$2,003

We recognized the following gain related to our interest rate swap agreement designated as a cash flow hedge (our only cash flow hedge during the period):

	Three Months Ended March 31,
	2011	2010
Effective Portion
Gain recognized in OCI, net of tax effects of ($254) and $0, respectively	$392	$0
Loss reclassified from OCI into income	$477	$0
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0

We estimate that $2 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the one-month LIBOR rate of 0.2%, which represented our variable effective interest rate as of March 31, 2011, remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2011. We held no derivative instruments during the three months ended March 31, 2010.

12. Recent Accounting Pronouncements

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

In December 2010, the FASB issued guidance regarding the disclosure of supplementary pro forma information for business combinations to improve consistency in how pro forma disclosures are calculated by enhancing the disclosure requirements and requiring a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. This updated guidance is effective for us in 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. Accordingly, this new guidance was adopted by the Company on the effective date and is to be applied prospectively to business combination disclosures for which the acquisition date is on or after the effective date. The Company’s business combination disclosures include the requirements under this new guidance, including the Eclipsys Merger (see Note 2).

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

In October 2009, the FASB issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements. This updated guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning on or after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We adopted the updated guidance effective January 1, 2011. This guidance did not have a material impact on the consolidated financial statements.

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

13. Contingencies

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff, and on November 25, 2009, an amended complaint was filed containing allegations that the Company, Tullman and Davis made materially false and misleading statements and/or omissions in connection with the release of TouchWorks EHR, Version 11. On January 11, 2010, the Company filed a motion to dismiss the lawsuit. On April 13, 2010, the court granted the Company’s motion to dismiss on the grounds that plaintiffs failed to sufficiently describe the confidential sources upon which the allegations in the amended complaint were based. On May 12, 2010, the court granted plaintiffs leave to replead. On May 14, 2010, plaintiffs filed a second amended complaint, which attributed certain allegations to four different confidential witnesses, but made no other substantive changes. On June 11, 2010, the Company filed a motion to dismiss the second amended complaint. On March 10, 2011, the motion was granted in substantial part. However, the Court denied the motion with respect to two alleged false statements. The defendants have answered the remaining portions of the complaint and intend to vigorously defend the litigation.

On April 22, 2009, Doctors Administrative Solutions, LLC (“DAS”), a former reseller of Misys MyWay software, filed a lawsuit against Allscripts, LLC in state court in Tampa, Florida alleging breach of warranty, breach of contract, and tortious interference with prospective business relationships. Allscripts, LLC removed the case to the United States District Court for the Middle District of Florida, after which DAS filed an amended complaint adding additional claims for breach of contract, specific performance, and declaratory judgment, and seeking damages and injunctive relief. The Company answered and counterclaimed against DAS for breaches of contract and trademark infringement. This matter was settled in the first quarter of 2011.

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

The outcome of any such litigation is inherently uncertain, and no reasonable estimate of potential damages is possible. Each company may incur substantial defense costs and expenses. An unfavorable outcome may adversely affect the combined company’s business, financial condition or results of operations.

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

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On or about November 1, 2010, Defendants moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida. The Florida Business Court granted Defendants’ motion for transfer on January 13, 2011. The Defendants also filed motions to dismiss the amended complaint on November 16, 2010 and December 6, 2010. The motions to dismiss were denied on April 1, 2011 and we will be answering the complaint shortly. Discovery in this matter is ongoing. No trial date has been set.

14. Subsequent Events

Stock Repurchases

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Repurchases may be made pursuant to open market purchases or pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

The pace of our repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Humedica

On April 12, 2011, we acquired shares of Series B Convertible Preferred Stock of Humedica, Inc., a Delaware corporation, in exchange for $10 million. Humedica is a next-generation clinical informatics company that provides SaaS-based business intelligence solutions to the healthcare industry. Humedica’s solutions connect patient information across varied medical settings and time periods to generate a comprehensive view of patient care in order to improve and better manage patient care. Concurrent with our investment, we also entered into an agreement that grants us the exclusive right to market, promote and sell certain of Humedica’s products to Allscripts’ customers in the ambulatory, inpatient hospital and post-acute provider market within the United States and Canada. The initial term of the agreement is five years.

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

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As a result of this change, Allscripts is filing this quarterly report on Form 10-Q for the three months ended March 31, 2011. Historical consolidated results of Allscripts have been recast to provide comparative financial results for the three months ended March 31, 2010.

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. Our businesses provide innovative solutions that inform physicians and other healthcare professionals with just-right, just-in-time information, connect them to each other and to the entire community of care, and transform healthcare, improving both the quality and efficiency of care. We provide various integrated clinical software applications for hospitals, physician practices and post-acute organizations, including acute care and ambulatory Electronic Health Records (EHR), practice management, revenue cycle and performance management for hospitals and physicians, clearinghouse services, stand-alone solutions including Emergency Department Information System (EDIS), care management and discharge management solutions for hospitals and stand-alone electronic prescribing and document imaging solutions for physicians, as well as a variety of solutions for home care and other post-acute organizations. Our community-based solutions provide health information exchange, enabling information connectivity across entire communities, which helps our clients compete in an evolving marketplace. We have reported our financial results utilizing three business segments: clinical solutions, hospital solutions and health solutions. The hospital solutions segment is a new segment established to capture the operating results of the former legacy Eclipsys business.

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

Our practice management solutions combine scheduling, billing and revenue cycle management tools in a single, integrated package with functionality including rules-based appointment scheduling, multi-resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management. Our web-based clearinghouse solutions are available on a stand-alone basis or integrated into our practice management solutions.

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

Our acute care solutions also include the Enterprise Performance Management solution suite, a grouping of our executive tools that support direct patient care-related activities, as well as operational performance management. Allscripts performance management solutions for hospitals and health systems focus on three critical areas: financial decision support; hospital patient flow and throughput; and clinical analytics. These solutions bring together integrated data from across the enterprise to analyze dependencies, trends and patterns, bottlenecks and areas of concern from a high level, down to the individual patient, clinician or resource. The Enterprise Performance Management Suite includes: 1) Sunrise EPSi, a fully integrated, web-based solution that provides integrated analytics, budgeting and knowledge-based decision support designed to bring together all the major components of financial management—strategic planning, product line budgeting, cost accounting, and operational and capital budgeting—to plan more effectively and accurately for the future and address the financial challenges facing healthcare organizations today; 2) Sunrise Patient Flow, which gives hospitals effective management and visibility of patients’ movements throughout the enterprise enabling hospital management to identify bottlenecks and operational constraints and better coordinate resources to optimize patient flow; 3) Sunrise Clinical Analytics, an advanced clinical business intelligence solution that enables organizations to effectively track and measure clinical performance and identify how clinician actions impact outcomes, helping organizations to monitor and improve performance related to core measures, hospital-acquired complications and other quality initiatives.

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

Sunrise Mobile MD is a mobile solution that offers physicians greater control of the patient encounter on an Apple iPhone® or iPod touch®. Sunrise Mobile MD is built on Helios by Allscripts, the company’s industry-defining open platform to enable proprietary, native integration with the Sunrise Enterprise 5.5 suite. Physicians using the Allscripts iPhone application gain direct access to and from the Sunrise Enterprise EHR enabling them to remotely monitor their hospitalized patients.

Our acute solutions also include offerings for hospitals that are seeking a stand-alone Emergency Department Information System (EDIS) or care management solution to integrate with their existing inpatient EHR. Allscripts ED is an EDIS that electronically streamlines processes for hospital Emergency Departments, including tracking, triage, nurse and physician charting, disposition and reporting. EmSTAT, a legacy EDIS product, offers similar functionality for streamlining the Emergency Department care process in small hospitals. Allscripts Care Management is a web-based suite of solutions that streamlines and speeds the patient care management process by automating utilization, case, discharge and quality management processes relating to patient hospital visits.

Additionally, Allscripts community solutions enable hospitals and physician groups to practice collaborative, coordinated care with other healthcare organizations and facilities in their communities by linking disconnected EHRs so information can be shared across a broad network of providers and care settings. The solution connects a healthcare organization to any EHR system regardless of vendor, and also provides access for providers who do not use an EHR. The solution also provides a single point of integration with Patient Portals. Allscripts Community Exchange is the engine behind a connected community. Allscripts Community Exchange creates a health information exchange (HIE), delivered via the internet. The Allscripts Community Record, powered by our partnership with dbMotion, takes the connected community to the next step, providing local, regional and national healthcare providers the flexibility to integrate medical data from a range of technologies and data structures. The Allscripts Referral Network enables physicians to easily send, receive and track round-trip patient referrals to physicians and post-acute providers, as well as collaborate via secure messages throughout the referral process. Available at no additional charge to users of any ARRA-certified Allscripts Electronic Health Record (EHR), as well as users of the Enterprise version of Allscripts ePrescribe™, the service enhances care coordination, promotes quality of care, and reduces administrative time and hassle associated with referral management, one of the most time consuming physician tasks.

Allscripts post-acute solutions include: Allscripts Referral Management, Referral Management Plus, and Allscripts Mobile. These solutions streamline the transition of care process between hospitals and post-acute care facilities including skilled nursing facilities, homecare and hospice agencies. Our solution for home health providers is an integrated EHR that combines business, clinical, and scheduling features into a single package, providing home health, hospice, and private duty organizations with a user friendly product that enables staff to work more effectively both inside and outside the office. Our award-winning Homecare Mobile solution is the industry’s first smartphone application specifically designed to give Physical Therapists, RN assistants and other caregivers direct access to the full Allscripts Homecare EHR.

Related to the implementation and use of our software, we also offer 1) professional services, 2) remote hosting, and 3) information technology outsourcing of software from Allscripts and from a number of third-parties. Our professional services are associated with the implementation of our software, the conversion and integration of clients’ historical data into our software and systems, ongoing training and support in the use of our software, and consulting services to help clients improve their operations. The Allscripts “Speed to Value” methodology helps our clients quickly achieve value from their investment in Allscripts solutions through accelerated software installation and systems configuration. Our remote hosting services help our clients manage their complex healthcare IT solutions infrastructure while freeing up physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site. Under this offering, we assume responsibility for processing Allscripts and/or non-Allscripts applications for our clients. Other remote services, such as remote monitoring and remote help desk, are also offered. Software installation, upgrades and patches and network configuration and repairs are handled by Allscripts IT professionals behind the scenes, so hospital IT departments can focus on more strategic initiatives. On March 31, 2011 we entered into a 10-year agreement with Affiliated Computer Services, Inc. (“ACS”), a Xerox company and a leader in healthcare application hosting, to support our remote hosting services for our Sunrise acute care clients. The ACS agreement allows us to, among other things, continue to support those clients that are interested in having their critical applications remotely hosted while providing us additional flexibility to focus on developing new solutions and services for our clients. Other remote services, such as remote monitoring and remote help desk, may also be offered in connection with the ACS agreement. Our information technology outsourcing provides full, partial or transitional IT outsourcing services to our clients. This service allows healthcare organizations to concentrate on their core mission while leveraging our knowledge of healthcare processes and proven healthcare IT methodologies to build and manage an IT infrastructure that helps organizations derive value from their technology investments. We assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets. These services may also include facilities management, remote hosting and/or other remote services to help our clients to minimize the capital investment involved in staffing and maintaining its IT operations.

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

We believe a combination of executive and legislative leadership at the federal level, the promulgation of new industry standards, and the availability of federal and state incentives that exist today for e-prescribing, EHR utilization and other pay-for-quality initiatives will quickly make electronic health records as common as practice management systems in all provider offices. It is our belief that the HITECH Act (part of the American Recovery and Reinvestment Act of 2009 (ARRA)) and provisions provided through other pieces of legislation will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the material opportunity presented by ARRA and have seen a positive impact on new orders, particularly in our Enterprise products. However, we believe that the volume of new orders related to ARRA has been tempered by market uncertainty as to the future of the HITECH incentives and related funding requirements and also due to the nation’s challenging economic conditions, which have motivated customers and prospective customers to defer capital investments, conserve cash and move towards software subscription arrangements versus traditional licensing arrangements. We believe that the continuation of these challenging economic conditions and uncertainty around the incentive program may continue until physicians and hospitals begin receiving the first stimulus payments in Q2 of 2011. Additionally, we face the following other material opportunities, challenges and risks related to the HITECH Act, which are further described below: (i) developing adequate capacity to satisfy the potential increased demand; (ii) ensuring that all of our products obtain applicable product certifications and our customers are able to achieve “meaningful use” as required by the Stimulus; (iii) taking advantage of demand trends; and (iv) positioning the Company as a provider to potential government-funded health care providers.

Management has taken steps to position the Company to have what we believe will be adequate capacity to meet the significant additional demand that could result from new orders related to the HITECH Act. These steps include supplementing our internal direct sales force with strategic distribution partners with established sales forces focused on practices with one to five providers. Further, we have taken steps to improve the efficiency of our approach to new system installations. Recently, the Company launched its “Ready” implementation program for ambulatory EHR, which standardizes certain key processes across customer sites and decreases the number of hours required by our professional services team to enable installations of our clinical and practice management solutions. This strategy is predicated on repeatable, best practice workflows and was designed collaboratively by our services and development teams and is proprietary to the Company. Early results indicate that the Ready program has significantly reduced installation timeframes for an initial portion of our client base. For hospital EHR implementation, our “Speed to Value” process helps our clients quickly achieve value from their investment in Allscripts solutions through accelerated software installation and systems configuration. Several clients have successfully leveraged the “Speed to Value” process to quickly deploy our Sunrise suite of solutions. Finally, the Company is exploring additional sources of potential capacity to complement its internal professional services organization through various third-party implementation alternatives in order to meet additional market demand.

In order for our customers to qualify for incentives related to e-prescribing and EHR use, our products must meet various requirements for product certification under the regulations, and must enable our customers to achieve “meaningful use,” as such term is currently defined under the July 28, 2010 CMS Final Rule and under any future regulations and guidance that CMS may release related to the Electronic Health Record incentive program. The CMS Final Rule provides for a phased approach to implementation of the meaningful use standards, with Stage 1 set forth in the proposed rule and Stages 2 and 3 reserved for future rulemaking based upon the experiences with Stage 1. Also, an interim final rule has been implemented by the Office of National Coordinator, U.S. Department of Health and Human Services, to adopt an initial set of standards, implementation specifications, and certification criteria to enhance the use of health information technology and support its meaningful use. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by CCHIT and other regulatory bodies, and the length, if any, of additional related development and other efforts required to meet meaningful use standards could materially impact our ability to maximize the market opportunity. Our Allscripts Professional EHR version 9.2 and Allscripts PeakPractice EHR version 5.5 were certified as 2011/2012 compliant and as Complete EHRs on September 30 and October 29, respectively, by CCHIT in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services (HHS). Allscripts ED Version 6.3 Release 4 was certified 2011/2012 compliant and as both an EHR Module on Sept. 30, 2010 by CCHIT and separately as a Complete EHR on March 2, 2011, in accordance with the applicable hospital certification criteria of HHS. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under ARRA. Currently, given the maturity of our products, management does not believe the incremental development effort, if any, required for our remaining acute care and ambulatory EHRs to meet the final meaningful use standards, as set in the July 28, 2010 CMS Final Rule, will be significant. Management has made product development a strategic focus, with development funding expected to be as high as 10% of revenues this calendar year. Management has also positioned the current product portfolio to achieve certification in time for our customers to take maximum advantage of the EHR incentives offered to physicians under ARRA.

The market for acute care solutions is highly competitive. Sales cycles can occur over an extended period of time and require hospitals to secure external funding to finance their purchases of new clinical information systems. Several companies that we compete with are privately held which can provide certain advantages in capturing new client relationships. In addition, the market has increasingly moved toward adoption of integrated solutions that connect various venues of care, including hospitals, physician offices, clinics, laboratories, post-acute facilities and other care delivery settings. The merger of Allscripts and Eclipsys was meant to respond to these emerging market dynamics by providing a full complement of solutions across the community of care. However, other vendors may currently be better known or be perceived as a more integrated solutions provider. The company demonstrated live, native integration of our Sunrise and Enterprise EHR solutions at the 2011 HIMSS convention in Orlando and is currently in the process of delivering integration code to our clients. However, it will take time and resources to complete the product integration plan to meet current and evolving market demand for such solutions.

In addition, implementation of clinical systems in hospitals is a highly complex undertaking and can take longer to complete than originally planned. While the company believes it has established itself as a leading provider of computerized physician order entry and related solutions, the complexities of the dynamics within individual health systems, local healthcare environments, native IT environments and other factors can extend implementation times and result in delays.

We are currently experiencing different demand trends between large and small physician practices, as well as a trend towards community-based purchasing decisions. Management believes that ARRA has resulted in additional related new orders for our Enterprise EHR products, primarily from larger physician practices, and we expect this to remain the case in the short term. Management believes this is because these larger physician practices, as a function of their size and complexity, generally require longer installation periods and may take more lead time to satisfy meaningful use requirements in order to qualify for the incentives. Therefore, these practices are motivated to begin the buying process as early as possible in order to implement EHR systems and meet the requirements on a timely basis, to take advantage of the funding opportunity.

We believe small physician offices may defer EHR buying decisions due to a number of factors. First is the scarcity of capital, which defers decision making until such time as the HITECH incentives are demonstrated, through payment to providers who’ve already attested, to be real. We have seen greater demand in small physician offices for subscription based arrangements as opposed to pure licensing arrangements, which reflects a motivation to reduce capital outlays. This shift to subscription from license (which is the manner in which we have traditionally sold our Professional offering) will result in recurring revenue over a longer period of time than we have achieved historically, as opposed to revenue recognized on license fees. Second, these offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as acute as in larger physician organizations.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for their affiliated physicians in order to leverage buying power and take advantage of ARRA across their employed physician base. This activity has also resulted in a “pull-through” effect where smaller practices affiliated with the community hospital are also incentivized to participate so the subsidizing health system can expand connectivity within the local provider community and optimize its referral base. This pull-through effect has resulted in new orders for our Professional EHR and our MyWay offering. Management believes that the focus on new orders driven by the federal EHR incentive program started in ARRA and related to Enterprise EHR and community-related activity will continue in the near term, with additional activity increasing for our Professional EHR products as the incentives are disbursed in Q2 of 2011. The associated challenge facing our management is to successfully position and sell our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians.

The vast majority of our acute care and ambulatory customers are focused on ARRA in 2011. As a result, much of our professional services deployment capacity is focused on helping our customers upgrade to the most current release of our EHR products that are certified as meeting initial “meaningful use” requirements as well as implement any additional modules required to achieve “meaningful use.” Our professional services margins could be impacted as we supplement our staff with third party resources to help meet the demand. We expect this trend to continue into the near future as ARRA Stage 2 requirements are defined and customers react to such requirements.

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

Although the Company believes it has and continues to take the proper steps to take advantage of the opportunity presented by ARRA, given the effects the HITECH Act is having on our customers, there can be no assurance that the legislation will result in significant new orders for the Company in the near term, and if it does, that the Company will have the capacity to meet the additional market demand in a timely fashion.

We believe the combination of Allscripts and Eclipsys allows the combined company to be a larger, more competitive “end-to-end” solutions provider within the healthcare information technology industry. Combining the companies’ respective solution sets will result in one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions from Allscripts with Eclipsys’ enterprise solutions for hospitals and health systems, the combined company offers a single platform of clinical, financial, connectivity and information solutions.

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

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and the Company’s customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health-care sector, including the Company.

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

Interest expense consists primarily of interest on capital leases and interest expense on outstanding debt.

Interest income and other, net consists primarily of interest earned on cash and marketable securities, and realized gains on investments.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies as previously disclosed in our Transition Report on Form 10-KT for the seven months ended December 31, 2010.

Overview of Consolidated Results

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended
Revenue:
System sales	$54,496	$44,607	22.2%
Professional services	55,595	19,356	187.2%
Maintenance	100,334	63,835	57.2%
Transaction processing and other	124,883	56,594	120.7%

Total revenue	335,308	184,392	81.8%

Cost of revenue:
System sales	34,914	24,064	45.1%
Professional services	45,623	16,995	168.4%
Maintenance	33,047	21,053	57.0%
Transaction processing and other	61,874	18,223	239.5%

Total cost of revenue	175,458	80,335	118.4%

Gross profit	159,850	104,057	53.6%
% of Revenue	47.7%	56.4%
Selling, general and administrative expenses	104,148	56,969	82.8%
Research and development	22,004	12,534	75.6%
Amortization of intangible assets	9,227	2,488	270.9%

Income from operations	24,471	32,066	(23.7%)
Interest expense	(7,927)	(634)	1150.3%
Interest income and other, net	404	91	344.0%

Income before income taxes	16,948	31,523	(46.2%)
Provision for income taxes	(4,335)	(12,946)	(66.5%)

Effective tax rate	25.6%	41.1%
Net income	$12,613	$18,577	(32.1%)

Revenue

Revenue for the three months ended March 31, 2011 includes the results of Eclipsys. Excluding the impact of Eclipsys revenue totaling $132 million, as shown below in the Hospital Solutions segment, revenue for the three months ended March 31, 2011 consists of the following:

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended
Revenue:
System sales	$41,134	$44,607	(7.8%)
Professional services	29,984	19,356	54.9%
Maintenance	66,857	63,835	4.7%
Transaction processing and other	64,845	56,594	14.6%

Total revenue	$202,820	$184,392	10.0%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Excluding the revenues contributed by Eclipsys during the three months ended March 31, 2011, system sales decreased during the three months ended March 31, 2011 primarily as a result of a decrease in system hardware revenues. The decrease in hardware revenues is attributable to several large orders fulfilled during the three months ended March 31, 2010 that did not recur in the current quarter. Professional services revenue increased due to an increase in professional services headcount which increased our ability to provide more billable services. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts. Software-as-a-Service (“SaaS”) revenues are included in transaction processing and other and contributed $4 million of the increase in revenue compared to the three months ended March 31, 2010.

Gross Profit

Consolidated gross profit for the three months ended March 31, 2011 includes the results of Eclipsys. Excluding the impact of Eclipsys gross profit totaling $51 million for the three months ended March 31, 2011, gross profit for the three months ended March 31, 2011 consists of the following:

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended

Total cost of revenue	$93,653	$80,335	16.6%

Gross profit	$109,167	$104,057	4.9%
% of Revenue	53.8%	56.4%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Excluding the impact of gross profit contributed by Eclipsys, the increase in gross profit is attributable to an increase in professional services revenue due to increased capacity to deliver billable services, an increase in maintenance revenue due to growth in our customer base and annual maintenance fee increases under existing contracts, and an increase in transaction processing and other revenue driven by an increase in our customer base and an increase in demand for our SaaS solutions. These increases were partially offset by a decrease in system sales gross profit primarily due to a $3 million increase in the amortization of software development costs. Gross profit as a percent of revenue declined compared to the prior year comparable period due primarily to the increase in amortization of software development costs described above and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions.

Income from Operations

Consolidated operating income for the three months ended March 31, 2011 includes the results of Eclipsys. Excluding the impact of Eclipsys income from operations totaling $1 million for the three months ended March 31, 2011, operating income for the three months ended March 31, 2011 consists of the following:

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended

Income from operations	$23,070	$32,066	(28.1%)

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Excluding the impact of operating income by Eclipsys, the decrease in operating income is primarily due to increases in selling, general and administrative expenses and research and development expenses. Selling, general and administrative expenses increased as a result of an increase in headcount and expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $13 million. Research and development expenses increased as a result of increased headcount which was partially offset by a $2 million increase in capitalized software development costs compared to the three months ended March 31, 2010. The overall increase in expenses was partially offset by the increase in gross profit discussed above.

The Eclipsys income from operations includes a $10 million deferred revenue adjustment related to the Eclipsys Merger that negatively impacts revenue and amortization of intangibles acquired in the Eclipsys Merger totaling $12 million.

Segment Operations

Overview of Segment Results

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended
Revenue
Clinical solutions	$172,350	$156,002	10.5%
Hospital solutions	132,488	0	N/M
Health solutions	30,470	28,390	7.3%

Total revenue	$335,308	$184,392	81.8%

Income from operations
Clinical solutions	$48,178	$45,969	4.8%
Hospital solutions	25,032	0	N /M
Health solutions	16,519	14,805	11.6%
Unallocated corporate expenses	(65,258)	(28,708)	127.3%

Total income from operations	$24,471	$32,066	(23.7%)

N/M – not meaningful

Clinical Solutions

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended

Revenue:
System sales	$36,306	$39,606	(8.3%)
Professional services	26,493	16,117	64.4%
Maintenance	57,583	54,700	5.3%
Transaction processing and other	51,968	45,579	14.0%

Total revenue	172,350	156,002	10.5%

Total cost of revenue	85,273	72,718	17.3%

Gross profit	87,077	83,284	4.6%
% of Revenue	50.5%	53.4%
Selling, general and administrative expenses	27,409	27,012	1.5%
Research and development	11,490	10,303	11.5%

Income from operations	$48,178	$45,969	4.8%

Revenue

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Clinical solutions revenue increased during the three months ended March 31, 2011 primarily due to an increase in professional services revenue driven by an increase in professional services headcount which increased our ability to provide more billable services. Maintenance revenue and transaction processing revenue also increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts. These increases were partially offset by a decrease in system sales compared to the three months ended March 31, 2011 primarily due to a decrease in hardware sales. The decrease in hardware revenues is attributable to several large orders fulfilled during the three months ended March 31, 2010 that did not recur in the current quarter.

Gross Profit

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Clinical solutions gross profit increased during the three months ended March 31, 2011 as compared to the prior year comparable period primarily due to the increase in clinical solutions revenue discussed above. Gross profit as a percentage of revenue for the three months ended March 31, 2011 decreased compared to the prior year comparable period primarily due to a $2 million increase in amortization of software development costs.

Selling, General and Administrative

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Clinical solutions selling, general and administrative expenses during the three months ended March 31, 2011 remained in line with expenses incurred during the prior year comparable period.

Research and Development

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Clinical solutions research and development costs increased during the three months ended March 31, 2011 primarily due to an increase in costs related to a higher number of internal and external research and development resources required to achieve new features and functionality and meet the meaningful use guidelines stipulated by healthcare legislation. Increased costs in the current period were partially offset by a $2 million increase in the capitalization of software development costs.

Hospital Solutions

Three Months Ended March 31, 2011
Revenue:
System sales	$13,362
Professional services	25,611
Maintenance	33,477
Transaction processing and other	60,038

Total revenue	132,488

Total cost of revenue	81,805

Gross profit	50,683
% of Revenue	38.3%
Selling, general and administrative expenses	16,584
Research and development	9,067

Income from operations	$25,032

The hospital solutions segment is a new segment that captures the operating results of the acute care hospital solutions acquired in the Eclipsys Merger. Accordingly, comparative results will first be presented when the 10-Q for the quarter ending September 30, 2011 is filed.

Revenues for the three months ended March 31, 2011 reflect the revenues of our acute care hospital solutions. System sales and professional services are revenue categories driven by client orders and mix of such orders (i.e., software, hardware, professional services, etc.). Maintenance and transaction processing and other revenues are also driven by client orders; however, these revenue categories are more recurring in nature and include offerings such as remote hosting and outsourcing. Overall, revenues are negatively impacted by the amortization of a deferred revenue adjustment related to the Eclipsys Merger totaling $10 million. Gross profit is also negatively impacted by this same adjustment in addition to amortization of intangibles acquired in the Eclipsys Merger totaling $4 million. Selling, general and administrative expenses, and research and development expenses, reflect recurring costs of the hospital solutions segment, and are net of capitalized software development costs of $7 million.

Health Solutions

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended
Revenue:
System sales	$4,828	$5,001	(3.5%)
Professional services	3,491	3,239	7.8%
Maintenance	9,274	9,136	1.5%
Transaction processing and other	12,877	11,014	16.9%

Total revenue	30,470	28,390	7.3%

Total cost of revenue	8,380	7,617	10.0%

Gross profit	22,090	20,773	6.3%
% of Revenue	72.5%	73.2%
Selling, general and administrative expenses	4,125	3,737	10.4%
Research and development	1,446	2,231	(35.2%)

Income from operations	$16,519	$14,805	11.6%

Revenue

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The health solutions revenue increase during the three months ended March 31, 2011 is primarily attributable to an increase in transaction processing and other revenue driven by increased demand for our SaaS solutions.

Gross Profit

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Health solutions gross profit increased during the three months ended March 31, 2011 as compared to the prior year comparable period primarily due to the increase in transaction processing and other revenue discussed above. Gross profit as a percentage of revenue for the three months ended March 31, 2011 decreased from the comparable prior year period primarily due to an increase in amortization of software development costs and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions.

Selling, General and Administrative

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The increase in health solutions selling, general and administrative expenses during the three months ended March 31, 2011 is attributable to higher commission expense which was driven by an increase in customer orders.

Research and Development

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Health solutions research and development costs decreased in the three months ended March 31, 2011 primarily due to an increase in capitalization of software development costs relating to increased feature and functionality development efforts that commenced in 2010. This increase was partially offset by an increase in costs related to a higher number of internal and external research and development resources compared to the prior year comparable period.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended

Unallocated corporate expenses	($65,258)	($28,708)	127.3%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The increase in unallocated corporate expenses during the three months ended March 31, 2011 is attributable to an increase in expenses incurred related to the Eclipsys Merger and other integration-related costs totaling $13 million, in addition to an increase in headcount and unallocated corporate expenses incurred by legacy Eclipsys totaling $24 million.

Amortization of Intangibles

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended

Amortization of intangible assets	$9,227	$2,488	270.9%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Amortization of intangibles increased during the three months ended March 31, 2011 as a result of increased amortization related to intangible assets acquired in the Eclipsys Merger.

Interest Expense

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended

Interest expense	($7,927)	($634)	1150.3%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Interest expense increased during the three months ended March 31, 2011 as compared to the prior year comparable period due to interest incurred on the amounts drawn against the Senior Secured Credit Facilities in order to fund the Coniston Transactions, and the write off of previously deferred debt issuance costs totaling $2 million in connection with executing the Amended and Restated Credit Agreement.

Interest Income and Other, Net

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended

Interest income and other, net	$404	$91	344.0%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The increase in interest income and other, net during the three months ended March 31, 2011 is partially due to realized gains on investments and an increase in the cash and marketable securities balance.

Income Tax Expense

	Three Months Ended March 31,
	2011	2010	% Change Three Months Ended

Provision for income taxes	($4,335)	($12,946)	(66.5%)
Effective tax rate	25.6%	41.1%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The effective tax rate decreased for the three months ended March 31, 2011 compared to the prior year comparable period due to a refinement of state apportionment factors and subsequent revaluation of deferred tax liabilities related to intangible assets acquired in connection with the Eclipsys Merger which resulted in approximately $2 million of tax benefit recognized during the three months ended March 31, 2011.

Contract Backlog

As of March 31, 2011 and 2010, the Company had a committed contract backlog of $2,705 million and $749 million, respectively. Of that amount, $625 million and $137 million, as of March 31, 2011 and 2010, respectively, was related to long-term SaaS contract commitments. A portion of the contracts in the committed contract backlog are accounted for under the percentage of completion accounting method. The determination of the revenue related to these contracts which will be recognized in the next twelve months is projected based upon the expected implementation period for such contracts.

Liquidity and Capital Resources

As of March 31, 2011 and 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $147 million and $102 million, respectively, and our revolving credit facility described below. The increase in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
In thousands	2011	2010	$ Change Three Months Ended

Net income	$12,613	$18,577	($5,964)
Non-cash adjustments to net income	42,364	26,983	15,381
Cash provided by changes in operating assets and liabilities	11,917	9,824	2,093

Net cash provided by operating activities	$66,894	$55,384	$11,510

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net cash provided by operating activities increased in the three months ended March 31, 2011 primarily due to the cash contribution by legacy Eclipsys and a decrease in the utilization of cash by working capital activities as compared to the prior year comparable period. The additional cash provided by legacy Eclipsys was partially offset by an increase in expenses related to the Eclipsys Merger and other integration-related costs incurred during the three months ended March 31, 2011.

Investing Cash Flow Activities

	Three Months Ended March 31,
In thousands	2011	2010	$ Change Three Months Ended

Capital expenditures	($11,784)	($5,636)	($6,148)
Capitalized software	(16,321)	(5,256)	(11,065)
Sales and maturities of marketable securities and other investments, net of purchases	(4,180)	45	(4,225)
Change in restricted cash	2,225	0	2,225

Net cash used in investing activities	($30,060)	($10,847)	($19,213)

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Cash used in investing activities increased during the three months ended March 31, 2011 primarily due to increases in capital expenditures and software development expenditures. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our products. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during the three months ended March 31, 2011 that was driven by new product initiatives and regulatory updates to existing products related to meaningful use. Capital expenditures and capitalized software expenditures are also higher during the three months ended March 31, 2011 due to the inclusion of amounts related to legacy Eclipsys totaling $6 million and $7 million, respectively. Our investment in dbMotion Ltd. also contributed to the increase. These increases were partially offset by the elimination of our restricted cash balance due to the expiration of certain letters of credit.

Financing Cash Flow Activities

	Three Months Ended March 31,
In thousands	2011	2010	$ Change Three Months Ended

Net proceeds (payments) from stock-based compensation activities and employee stock purchase plan	$16,897	($293)	$17,190
Excess tax benefits from stock-based compensation	4,176	(1,268)	5,444
Payments on debt instruments	(89,881)	(24,292)	(65,589)
Credit facility borrowings, net of issuance costs	47,362	0	47,362

Net cash used in financing activities	($21,446)	($25,853)	$4,407

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Cash used in financing activities decreased slightly during the three months ended March 31, 2011 compared to the prior year comparable period. Payments on debt instruments increased due to repayment of borrowings under the Senior Secured Credit Facilities which originated in August 2010. Also, additional payments and borrowings, each totaling $49 million, net of $1 million in debt issuance costs, occurred in connection with the Amended and Restated Credit Agreement. The increase in net payments on debt instruments is partially offset by an increase in proceeds from stock options and employee stock purchases.

Future Capital Requirements

In connection with the Coniston Transactions, on August 20, 2010 (the “Closing Date”), Allscripts entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, UBS Securities LLC and Barclays Capital, as co-syndication agents, and a syndicate of banks as co-documentation agents (the “Credit Agreement”).

The Credit Agreement provides for a $470 million senior secured term loan facility (the “Term Facility”) and a $250 million senior secured revolving facility (the “Revolving Facility”), each of which has a five year term (collectively the “Senior Secured Credit Facilities”). In connection with the closing of the Coniston Transactions, Allscripts borrowed $470 million under the Term Facility and $100 million under the Revolving Facility. Allscripts incurred $22 million in debt issuance costs related to the Senior Secured Credit Facilities. The net proceeds were used by Allscripts to finance a portion of the Coniston Transactions. The Revolving Facility is available to finance working capital needs and general corporate purposes.

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the three months ended March 31, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet at March 31, 2011.

The Amended and Restated Credit Agreement reduces the applicable interest margin for borrowings under the senior credit facilities by .75% at each level of the leverage based pricing grid. In addition, the Commitment Fee was reduced at certain levels of the leverage based pricing grid. The Amended and Restated Credit Agreement also allows the Company to borrow up to $100 million under its revolving credit facility in certain foreign currencies and increases the leverage ratio in which the Company can make unlimited Restricted Payments from 1.75 to 1 to 2.00 to 1.

The maturity date and principal amount of the senior secured credit facilities remains the same as in the Credit Agreement. In addition, the prepayment provisions and covenants included in the Credit Agreement have not changed, except as discussed above.

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The remaining quarterly installment payments, as adjusted for any prepayments on the Term Facility through March 31, 2011, are as follows:

Quarterly Installments	Quarterly Principal Amount
June 30, 2011 to September 30, 2011	$5,747
December 31, 2011 to September 30, 2012	11,494
December 31, 2012 to September 30, 2013	17,240
December 31, 2013 to September 30, 2014	22,987
December 31, 2014 to June 30, 2015	28,734
August 20, 2015	Remaining balance

A total of $50 million of the Revolving Facility is available for the issuance of letters of credit and $10 million of the Revolving Facility is available for swingline loans. Allscripts is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facilities bear interest, at Allscripts’ option, at a rate per annum equal to either (1) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the rate for Eurodollar deposits as reflected on the applicable Reuters Screen LIBOR01 for a one month interest period, as such rate may be adjusted for certain reserve requirements, plus 1.0%, or (2) the rate for Eurodollar deposits as reflected on the applicable Reuters Screen LIBOR01 for the interest period relevant to such borrowing, as such rate may be adjusted for certain reserve requirements, plus, in each case, the applicable margin. The applicable margin for borrowings under the Senior Secured Credit Facilities was fixed until the date that was three business days after Allscripts’ financial statements were delivered to lenders with respect to the first fiscal period ending after September 30, 2010, and thereafter the applicable margin for borrowings under the Senior Secured Credit Facilities is subject to further adjustment based on an agreed upon leverage grid.

All obligations under the Senior Secured Credit Facilities are guaranteed by, subject to certain agreed upon exceptions, each of Allscripts’ existing and future direct and indirect material domestic subsidiaries, other than Coniston Exchange LLC (successor to Coniston, Inc.) (the “Guarantors”).

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

Subject to certain exceptions, Allscripts is required to prepay the Term Facility: (i) with 100% of the net cash proceeds received from the incurrence of certain indebtedness for borrowed money; (ii) with 100% of the net cash proceeds of the sale of any assets in excess of $5 million outside the ordinary course of business (including, without limitation, insurance and condemnation proceeds) in any fiscal year, subject to reinvestment rights; and (iii) with 50% of Allscripts’ excess cash flow for each fiscal year, beginning with the 2012 fiscal year. No prepayments under clauses (ii) or (iii) above are required to the extent that Allscripts’ total leverage ratio is less than 2.5 to 1.0. Allscripts may voluntarily prepay outstanding loans under the Senior Secured Credit Facilities, in whole or in part, at Allscripts’ option at any time upon prior notice.

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

As of March 31, 2011, $448 million in borrowings and $2 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of March 31, 2011, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 2.0%, which totaled 2.2%. Refer to Quantitative and Qualitative Disclosures About Market Risk for the interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of March 31, 2011.

As of March 31, 2011, we had $248 million available, net of any outstanding borrowings and letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

On March 31, 2011, we entered into a ten year agreement with Affiliated Computer Services, Inc. (“ACS”) to provide services to support the Company’s remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses payment by the Company to ACS for current Allscripts’ employees to be retained by ACS from the Company’s hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During April 2011, in connection with the agreement we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to ACS for cash at a value approximating book value of such assets totaling $20 million.

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Repurchases may be made pursuant to open market purchases or pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

The pace of our repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

We believe that our cash, cash equivalents and marketable securities of $147 million as of March 31, 2011, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, funding interest payments on our debt instruments, contractual obligations, including the agreement with ACS, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

With the exception of the agreement with ACS described above under Future Capital Requirements, there were no material changes, outside of the ordinary course of business, to our off-balance sheet arrangements and contractual obligations as previously disclosed in our Transition Report on Form 10-KT for the seven months ended December 31, 2010.

Recent Accounting Pronouncements

We hereby incorporate by reference Note 12, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Safe Harbor for Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements.

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

We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our Senior Secured Credit Facilities. Based upon our balance of $448 million of debt under our Senior Secured Credit Facilities as of March 31, 2011, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of $4 million. We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements.

Allscripts has international operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through March 31, 2011 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

As of March 31, 2011, we had cash, cash equivalents and marketable securities in financial instruments of $147 million. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2011, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of $1 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 13, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2011.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 9, 2011

INDEX TO EXHIBITS

Exhibit Number	Description	Reference

10.1	Credit Agreement by and among Allscripts Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010, as Amended and Restated as of March 31, 2011	Incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2011

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements	Furnished herewith *

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.