Form 10-Q
period 2011-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2011-08-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, there were 187,965,044 shares of the registrant’s $0.01 par value common stock outstanding.

Explanatory Note

On August 24, 2010, Allscripts-Misys Healthcare Solutions, Inc. (which changed its name to Allscripts Healthcare Solutions, Inc., “Allscripts”) completed the merger (the “Eclipsys Merger”) contemplated by an Agreement and Plan of Merger dated June 9, 2010 (“Merger Agreement”) by and among Allscripts, Arsenal Merger Corp., a wholly-owned subsidiary of Allscripts, and Eclipsys Corporation (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of Allscripts as a result of the merger. The results of Eclipsys are consolidated with the results of Allscripts from August 24, 2010. The merger is described in greater detail within this Form 10-Q. On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. Accordingly, Allscripts is filing this quarterly report on Form 10-Q for the three and six months ended June 30, 2011. Historical consolidated results of Allscripts have been recast to provide comparative financial results for the three and six months ended June 30, 2010.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$115,671	$129,403
Restricted cash	0	2,225
Accounts receivable, net of allowance of $10,699 and $11,321 at June 30, 2011 and December 31, 2010, respectively	356,938	317,214
Deferred taxes, net	31,850	30,739
Inventories	3,193	3,816
Prepaid expenses and other current assets	100,801	92,059

Total current assets	608,453	575,456
Long-term marketable securities	1,703	1,733
Fixed assets, net	99,089	114,294
Software development costs, net	81,903	61,299
Intangible assets, net	522,156	554,669
Goodwill	1,039,106	1,037,004
Deferred taxes, net	5,497	5,497
Other assets	87,700	68,635

Total assets	$2,445,607	$2,418,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,756	$46,592
Accrued expenses	89,060	84,675
Accrued compensation and benefits	37,954	40,447
Deferred revenue	276,532	228,606
Current maturities of long-term debt and capital lease obligations	39,430	30,751

Total current liabilities	487,732	431,071
Long-term debt	384,327	459,750
Deferred revenue	14,083	6,451
Deferred taxes, net	93,690	88,501
Other liabilities	58,168	49,046

Total liabilities	1,038,000	1,034,819
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	0	0
Common stock:
$0.01 par value, 349,000 shares authorized at June 30, 2011 and December 31, 2010; 252,706 and 187,944 shares issued and outstanding at June 30, 2011, respectively, 250,710 and 188,288 shares issued and outstanding at December 31, 2010, respectively	2,527	2,507
Treasury stock at cost, 63,871 and 61,308 shares at June 30, 2011 and December 31, 2010, respectively	(50,664)	(613)
Additional paid-in capital	1,515,479	1,469,527
Accumulated deficit	(61,497)	(89,986)
Accumulated other comprehensive income	1,762	2,333

Total stockholders’ equity	1,407,607	1,383,768

Total liabilities and stockholders’ equity	$2,445,607	$2,418,587

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
System sales	$64,866	$44,053	$119,362	$88,660
Professional services	58,134	24,037	113,729	43,393
Maintenance	103,249	65,810	203,583	129,645
Transaction processing and other	130,582	57,473	255,465	114,067

Total revenue	356,831	191,373	692,139	375,765

Cost of revenue:
System sales	35,902	23,987	70,816	48,051
Professional services	48,439	21,002	94,062	37,997
Maintenance	35,076	20,493	68,123	41,546
Transaction processing and other	69,619	21,318	131,493	39,541

Total cost of revenue	189,036	86,800	364,494	167,135

Gross profit	167,795	104,573	327,645	208,630
Selling, general and administrative expenses	101,532	66,224	205,680	123,193
Research and development	24,764	15,314	46,768	27,848
Amortization of intangible assets	9,422	2,488	18,649	4,976

Income from operations	32,077	20,547	56,548	52,613
Interest expense	(5,050)	(294)	(12,977)	(928)
Interest income and other, net	355	638	759	729

Income before income taxes	27,382	20,891	44,330	52,414
Provision for income taxes	(11,506)	(7,801)	(15,841)	(20,747)

Net income	$15,876	$13,090	$28,489	$31,667

Earnings per share:
Basic	$0.08	$0.09	$0.15	$0.22

Diluted	$0.08	$0.09	$0.15	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$28,489	$31,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,712	19,019
Stock-based compensation expense	19,221	6,833
Excess tax benefits from stock-based compensation	(7,051)	605
Provision for doubtful accounts	4,775	4,583
Deferred taxes	14,787	19,565
Other losses (gains)	2,231	(314)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(44,404)	(29,278)
Inventories	623	207
Prepaid expenses and other assets	(17,402)	(9,401)
Accounts payable	(2,238)	11,410
Accrued expenses	11,309	6,162
Accrued compensation and benefits	(10,028)	3,830
Deferred revenue	55,556	24,248
Other liabilities	(433)	418

Net cash provided by operating activities	119,147	89,554
Cash flows from investing activities:
Capital expenditures	(21,178)	(10,796)
Capitalized software	(30,323)	(12,773)
Purchases of marketable securities and other investments	(12,900)	(8)
Sales and maturities of marketable securities and other investments	32	2,770
Net proceeds received from sale of fixed assets	20,000	0
Change in restricted cash	2,225	0

Net cash used in investing activities	(42,144)	(20,807)
Cash flows from financing activities:
Net proceeds from stock-based compensation activities	18,783	1,042
Proceeds from employee stock purchase plan, net	1,194	833
Excess tax benefits from stock-based compensation	7,051	(605)
Payments of capital lease obligations	(718)	(621)
Credit facility payments	(115,005)	(23,995)
Credit facility borrowings, net of issuance costs	47,362	(3,600)
Repurchase of common stock	(50,051)	0

Net cash used in financing activities	(91,384)	(26,946)

Effect of exchange rates on cash and cash equivalents	649	0

Net (decrease) increase in cash and cash equivalents	(13,732)	41,801
Cash and cash equivalents, beginning of period	129,403	81,301

Cash and cash equivalents, end of period	$115,671	$123,102

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar and share amounts in thousands, except per-share amounts)

1. Basis of Presentation and Significant Accounting Policies

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company derived its consolidated balance sheet at December 31, 2010 from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the seven months ended December 31, 2010 and the notes thereto in our Transition Report on Form 10-KT for the seven months ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the full year.

Change in Fiscal Year

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. Accordingly, we are filing this quarterly report on Form 10-Q for the three and six months ended June 30, 2011. Historical consolidated results of Allscripts have been recast to provide comparative financial results for the three and six months ended June 30, 2010.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, remote hosting of our software and outsourcing. For some clients, we host the software applications licensed from us remotely using our own or third party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon delivery of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (software license revenues) are accounted for using the residual method.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is based upon contractual renewal rates. For income statement presentation, consideration from agreements accounted for under percentage of completion accounting is allocated between software and services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to software license fee.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized upon delivery of the software assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the arrangement terms do not satisfy the criteria for revenue recognition upon delivery of the software to the VAR.

We also enter into multiple-element arrangements that may include a combination of various software-related and nonsoftware-related products and services. Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements, and the timing of revenue recognition, among others. In such arrangements, we first allocate the total arrangement consideration based on a selling price hierarchy at the inception of the arrangement. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence of fair value if available, third-party evidence of fair value if vendor-specific objective evidence of fair value is not available, or estimated selling price if neither vendor-specific objective evidence or third-party evidence of fair value is available (a description as to how we determine vendor-specific objective evidence of fair value, third-party evidence of fair value and estimated selling price is provided below). Upon allocation of consideration to the software elements as a whole and nonsoftware elements, we then further allocate consideration within the software group to the respective elements following higher-level, industry-specific guidance and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

To determine the selling price in multiple-element arrangements, we establish vendor-specific objective evidence of fair value using the price charged for a deliverable when sold separately and contractual renewal rates for maintenance fees. For nonsoftware multiple element arrangements, third-party evidence of fair value is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because vendor-specific objective evidence or third-party evidence of fair value doesn’t exist, we determine an estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, customer demand, internal costs and overall economic trends. The determination of an estimated selling price is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of vendor-specific objective evidence of fair value, third-party evidence of fair value, and estimated selling price. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

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

We assess whether fees are fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our payment arrangements with clients typically include milestone-based software license fee payments and payments based upon delivery for services and hardware.

While most of our arrangements include short-term payment terms, we periodically provide extended payment terms to clients from the date of contract signing. We do not recognize revenue under extended payment term arrangements until such payments become due. In certain circumstances, where all other revenue recognition criteria have been met, we occasionally offer discounts to clients in order to accelerate the timing of when payments are made. Changes to extended payment term arrangements do not have a material impact on our consolidated results of operations.

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired, including intangible assets, and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized in accordance with accounting guidance, but accounting guidance requires the Company to perform an impairment test at least annually. The goodwill impairment analysis is comprised of two steps. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If the Company determines that the carrying value of the asset exceeds its estimated fair value, an impairment loss would be recorded equal to the excess.

The Company has historically performed its annual impairment test of goodwill and indefinite lived intangible assets as of May 31, and has completed step one of its annual goodwill impairment test as of May 31, 2011 for its reporting units. For each reporting unit, the fair value of the reporting unit is estimated using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each reporting unit, fair value substantially exceeded its carrying value as of May 31, 2011 and no indicators of impairment were identified as a result of its annual impairment test; therefore, step two was not required. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the three months ended June 30, 2011, the Company voluntarily changed the date of its annual impairment test for goodwill and indefinite lived intangible assets from May 31 to the first day of the fiscal fourth quarter. This change is preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with the Company’s strategic planning and budgeting process, which will allow the Company to utilize the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of the Company’s reporting units. The change did not delay, accelerate, nor avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. A letter of preferability from the Company’s independent registered public accounting firm regarding this change in accounting method is included as an exhibit to this Form 10-Q for the three months ended June 30, 2011.

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

Acquisition and integration-related costs included in selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 totaled $7 million and $4 million, respectively, and $16 million and $4 million for the six months ended June 30, 2011 and 2010, respectively.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values as follows:

Acquired cash and cash equivalents, and restricted cash	$174,543
Accounts receivable, net	136,198
Prepaid expenses and other current assets	31,520
Fixed assets and other long-term assets	84,095
Goodwill	625,716
Intangible assets	377,000
Deferred tax liabilities, net	(12,012)
Accounts payable and accrued liabilities	(62,799)
Deferred revenue	(106,344)
Other liabilities	(16,637)

Net assets acquired	$1,231,280

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

		$377,000

The following unaudited pro forma information assumes the legacy Allscripts and legacy Eclipsys merger occurred as of the beginning of the earliest period presented. The pro forma financial information also includes the business combination accounting effects resulting from the Merger Agreement including our amortization charges from acquired intangible assets, the elimination of certain intangible asset amortization incurred by Eclipsys, stock-based compensation charges for equity awards assumed, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though the aforementioned companies were combined at the beginning of the earliest period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the merger occurred at the beginning of the earliest period presented, nor of future results of operations. For pro forma purposes, quarterly financial results of legacy Eclipsys have been combined with the recast historical financial results of Allscripts for the three and six months ended June 30, 2010. The unaudited supplemental pro forma results are as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Total Revenue	$310,414	$604,296

Net income (loss)	$5,172	($13,688)

Earnings (loss) per share—basic and diluted	$0.03	($0.07)

The unaudited pro forma information for the three and six months ended June 30, 2010 includes the following adjustments:

•

Net increase in revenues and net increase in net income representing legacy Eclipsys pre-merger revenues and net income as follows: revenues of $134 million and $263 million and net income of $2 million and $7 million for the three and six months ended June 30, 2010, respectively;

•	Decrease in revenues of $15 million and $34 million for the three and six months ended June 30, 2010, respectively, relating to deferred revenue acquisition accounting adjustments;

•

Increase to amortization expense for the three and six months ended June 30, 2010 of $5 million and $10 million, respectively, related to management’s estimate of the fair value of intangible assets acquired as a result of the Eclipsys merger. This increase reflects the elimination of all legacy Eclipsys historical intangible asset and capitalized software amortization for the applicable period;

•

Increase to interest expense for the three and six months ended June 30, 2010 of $6 million and $12 million, respectively, related to the debt used to finance a portion of the stock transactions and contingent share repurchase contemplated by the Framework Agreement (“Coniston Transactions”). This increase reflects the elimination of previously recognized interest expense of legacy Allscripts and legacy Eclipsys;

•

Increase to stock-based compensation expense for the three and six months ended June 30, 2010 of $2 million and $5 million, respectively, related to equity awards of legacy Eclipsys assumed as part of the Eclipsys Merger; and

•

Operating expenses include a decrease of $13 million and an increase of $25 million for the three and six months ended June 30, 2010, respectively, to reflect transaction-related expenses of legacy Allscripts and legacy Eclipsys as if the merger occurred as of the beginning of the earliest period presented.

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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities and consist of mortgage and asset-backed bonds. Marketable securities are recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs. Our Level 2 derivative financial instrument represents an interest rate swap contract.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company has no Level 3 financial instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	June 30, 2011			December 31, 2010
		Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$21,091	$0	$21,091	$32,003	$0	$32,003
Marketable securities	Long-term marketable securities	0	1,703	1,703	0	1,733	1,733
Derivatives	Other liabilities and Other assets, respectively	0	(308)	(308)	0	2,003	2,003

Total		$21,091	$1,395	$22,486	$32,003	$3,736	$35,739

We measure our cost method investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

In January 2011, we purchased preferred stock of dbMotion Ltd., an innovative provider of health interoperability solutions for connected healthcare. The investment of $4 million is included in other assets at June 30, 2011.

In April 2011, we purchased preferred stock of Humedica, Inc., a next-generation clinical informatics company that provides Software-as-a-Service (“SaaS”) based business intelligence solutions to the healthcare industry. The investment of $9 million is included in other assets at June 30, 2011.

The Company’s long-term financial liabilities consist of long-term debt with a carrying value that approximates fair value since the interest rate approximates current market rates.

4. Stockholders’ Equity

Stock Repurchases

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. We repurchased approximately 3 million shares of our common stock for $50 million during the three months ended June 30, 2011 pursuant to the stock repurchase program. As of June 30, 2011, the amount available for repurchase of common stock under the program was $150 million.

Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Restricted Stock Unit Awards

In February 2011, we granted 283 thousand time-based restricted stock unit awards with a grant date fair value of $6 million. Stock-based compensation expense related to these awards will be recognized over the vesting period which is generally four years. Additionally, certain executives were granted awards totaling 421 thousand shares that vest over four years with a grant date fair value of $9 million. The vesting of these executive awards is also subject to a performance metric specifically designed to qualify the awards for the performance-based exemption under Section 162(m) of the Internal Revenue Code. Stock-based compensation expense related to these awards will be recognized over a four-year vesting period under the accelerated attribution method.

During the six months ended June 30, 2011, certain executives were also awarded performance-based restricted stock units (“PBRSU”) under two performance categories.

Revenues and Adjusted Operating Income

The first category of awards totaling 281 thousand shares with a grant date fair value of $6 million is based on the achievement of targeted revenue and adjusted operating income for the year ending December 31, 2011, both as defined in the grant agreement. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards will be recognized over a three-year vesting period under the accelerated attribution method.

Total Shareholder Return

The second category of awards totaling 140 thousand shares with a grant date fair value of $3 million is dependent on the Company’s total shareholder return relative to a specified peer group of companies over a three-year performance period with vesting based on three annual performance segments from the grant date. Fair value of the awards was estimated at the date of grant using the Monte Carlo pricing model. Following completion of the three-year performance period, the Compensation Committee will determine the number of PBRSUs that would vest considering overall performance over the three-year performance period. If the number of shares that would vest under this scenario is greater than the amount vesting under the three annual performance segments, then such greater number of PBRSUs shall vest, reduced by the number of PBRSUs previously vested. Stock-based compensation expense related to these awards will be recognized over a three-year vesting period under the accelerated attribution method.

5. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$15,876	$13,090	$28,489	$31,667
Unrealized (loss) gain on marketable securities, net of tax	(1)	52	1	61
Foreign currency translation adjustment, net of tax	(33)	0	842	0
Net unrealized loss on derivative financial instruments, net of tax	(1,806)	0	(1,414)	0

Total comprehensive income	$14,036	$13,142	$27,918	$31,728

6. Basic and Diluted Earnings Per Share

Basic income per share is computed by dividing net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist of stock options and restricted stock unit awards using the treasury stock method.

The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Earnings per Common Share:
Net income	$15,876	$13,090	$28,489	$31,667

Weighted average common shares outstanding	189,630	146,346	189,506	146,208

Basic Earnings per Common Share	$0.08	$0.09	$0.15	$0.22

Earnings per Common Share Assuming Dilution:
Net income	$15,876	$13,090	$28,489	$31,667

Weighted average common shares outstanding	189,630	146,346	189,506	146,208
Dilutive effect of stock options and restricted stock units awards	3,557	3,097	3,265	3,063

Weighted average common shares outstanding assuming dilution	193,187	149,443	192,771	149,271

Earnings per Common Share Assuming Dilution	$0.08	$0.09	$0.15	$0.21

The following stock options and share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such stock options and share awards in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares subject to anti-dilutive stock options and share awards excluded from calculation	481	51	465	26

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2011			December 31, 2010
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$361,660	($156,544)	$205,116	$361,660	($142,679)	$218,981
Customer contracts and relationships	534,355	(269,315)	265,040	534,355	(250,667)	283,688

Total	$896,015	($425,859)	$470,156	$896,015	($393,346)	$502,669

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,039,106			1,037,004

Total			$1,091,106			$1,089,004

Changes in the carrying amount of goodwill by segment were as follows:

	Clinical Solutions Segment	Hospital Solutions Segment	Health Solutions Segment	Total
Balance as of December 31, 2010
Goodwill	$341,286	$623,614	$72,104	$1,037,004
Accumulated impairment losses	0	0	0	0

	341,286	623,614	72,104	1,037,004

Purchase accounting adjustments	0	2,102	0	2,102
Balance as of June 30, 2011
Goodwill	341,286	625,716	72,104	1,039,106
Accumulated impairment losses	0	0	0	0

	$341,286	$625,716	$72,104	$1,039,106

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement or purchase price allocation period (either of which can be up to one year from the date of an acquisition). Goodwill purchase accounting adjustments during the six months ended June 30, 2011 for our hospital solutions segment are primarily related to fair value adjustments of certain acquired tax liabilities.

8. Debt

Debt outstanding consisted of the following:

	June 30, 2011	December 31, 2010

Senior Secured Credit Facilities (long-term portion)	$384,327	$459,750
Senior Secured Credit Facilities (current portion)	38,433	29,375

Total debt	$422,760	$489,125

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest expense	$3,131	$212	$7,820	$604
Debt cost amortization	1,853	82	$3,217	$178
Write off of unamortized deferred debt issuance costs	66	0	$1,940	$146

Total interest expense	$5,050	$294	$12,977	$928

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

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the six months ended June 30, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet at June 30, 2011.

The Amended and Restated Credit Agreement reduces the applicable interest margin for borrowings under the senior credit facilities by 75 basis points at each level of the leverage based pricing grid. In addition, the Commitment Fee was reduced at certain levels of the leverage based pricing grid. The Amended and Restated Credit Agreement also allows the Company to borrow up to $100 million under its revolving credit facility in certain foreign currencies and increases the leverage ratio in which the Company can make unlimited Restricted Payments from 1.75 to 1 to 2.00 to 1.

The maturity date and principal amount of the senior secured credit facilities remains the same as in the Credit Agreement. In addition, the prepayment provisions and covenants included in the Credit Agreement have not changed, except as discussed above.

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The remaining quarterly installment payments, as adjusted for any prepayments on the Term Facility through June 30, 2011, are as follows:

Quarterly Installments	Quarterly Principal Amount
September 30, 2011	$5,490
December 31, 2011 to September 30, 2012	10,981
December 31, 2012 to September 30, 2013	16,471
December 31, 2013 to September 30, 2014	21,962
December 31, 2014 to June 30, 2015	27,452
August 20, 2015	Remaining balance

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

Subject to certain agreed upon exceptions, all obligations under the Senior Secured Credit Facilities are guaranteed by each of Allscripts’ existing and future direct and indirect material domestic subsidiaries, other than Coniston Exchange LLC (successor to Coniston, Inc.) (the “Guarantors”).

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

As of June 30, 2011, $423 million in borrowings and $2 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of June 30, 2011, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 1.75%, which totaled 1.94%. Refer to Note 12 for the discussion of the interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of June 30, 2011. As of June 30, 2011, the unamortized deferred debt issuance costs totaled $17 million, and are included within other assets on the balance sheet.

As of June 30, 2011, we had $248 million available, net of any outstanding borrowings and letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

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

We file income tax returns in the U.S. federal jurisdiction, numerous states, Canada, India, Malaysia, Australia, Mauritius, Singapore and the United Kingdom.

The acquired tax position related to the Coniston Transactions is indemnified by Misys in accordance with the Framework Agreement. Accordingly, an indemnification asset totaling $28 million, including related interest, has been recorded and is included in other assets. The recoverability of the indemnification asset is supported by a bank guarantee. The amount of the bank guarantee might be insufficient to fully cover taxes applicable to the historical transactions of Coniston Exchange LLC (successor to Coniston, Inc.) that might be imposed. Furthermore, although not expected, there could be circumstances in which the bank guarantee is reduced or terminated prior to the extinguishment of the resulting tax liabilities.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2011 could be different from the forecast rate. The effective tax rate was 42.0% and 37.3% for the three months ended June 30, 2011 and 2010, respectively, and 35.7% and 39.6% for the six months ended June 30, 2011 and 2010, respectively. In the first quarter of 2011, we recognized a tax benefit of approximately $2 million related to a refinement of state apportionment factors and subsequent revaluation of deferred tax liabilities related to intangible assets acquired in connection with the Eclipsys Merger. During the three months ended June 30, 2011, we recorded the impact of recent state tax legislation that partially offsets the tax benefit recognized in the first quarter and, accordingly, increased our effective tax rate compared to the prior year comparable period. The current year decrease in the effective tax rate compared to the six months ended June 30, 2010 is primarily due to the impact of the net tax benefit discussed above.

10. Commitment with Strategic Partner

On March 31, 2011, we entered into a ten year agreement with Affiliated Computer Services, Inc. (“ACS”) to provide services to support the Company’s remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses payment by the Company to ACS for current Allscripts’ employees to be retained by ACS from the Company’s hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During April 2011, in connection with the agreement we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to ACS for cash at a value approximating book value of such assets totaling $20 million. Expenses incurred under this agreement totaling $5 million are included in cost of revenue for the three months ended June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Clinical solutions	$168,953	$161,598	$341,303	$317,600
Hospital solutions	157,056	0	289,544	0
Health solutions	30,822	29,775	61,292	58,165

Total revenue	$356,831	$191,373	$692,139	$375,765

Income from operations
Clinical solutions	$40,323	$41,527	$88,500	$87,496
Hospital solutions	40,460	0	65,492	0
Health solutions	15,697	15,218	32,216	30,023
Unallocated corporate expenses	(64,403)	(36,198)	(129,660)	(64,906)

Total income from operations	$32,077	$20,547	$56,548	$52,613

12. Derivative Financial Instruments

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The critical terms of the interest rate swap agreement and the debt allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero.

The interest rate swap agreement is currently our only derivative instrument and it is not used for trading purposes. Allscripts has not entered into any foreign currency hedging contracts during the three and six months ended June 30, 2011 and 2010. In the future we may enter into foreign currency exchange contracts to offset certain operational exposures from the impact of changes in foreign exchange rates.

The fair value of the derivative instrument was as follows:

	June 30, 2011	December 31, 2010
Fair value of interest rate swap agreement (liability) asset	($308)	$2,003

We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Effective Portion
Loss recognized in OCI, net of tax effects of $1,151, $0, $897 and $0, respectively	($1,806)	$0	($1,414)	$0
Loss reclassified from OCI into income	$516	$0	$993	$0
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that $2 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the one-month LIBOR rate of 0.2%, which represented our variable effective interest rate as of June 30, 2011, remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2011. We held no derivative instruments during the three and six months ended June 30, 2010.

There were no realized gains (losses) on derivatives for the three and six months ended June 30, 2011 and 2010, other than those related to the periodic settlement of the swap.

13. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. We do not believe our adoption of this new guidance will have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued additional authoritative guidance related to fair value measurements and disclosures to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and should be applied prospectively. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In December 2010, the FASB issued accounting guidance for when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance amends the criteria for performing step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This accounting guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. This guidance did not have an impact on the consolidated financial statements.

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

In October 2009, the FASB issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements. This updated guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning on or after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We adopted the updated guidance prospectively effective January 1, 2011. This guidance did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued updated guidance related to certain arrangements that contain software elements, which amends revenue recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This updated guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this update unless it also elects early application of the update related to multiple element arrangements. We therefore adopted the updated guidance prospectively effective January 1, 2011. This guidance did not have a material impact on the consolidated financial statements.

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

14. Contingencies

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff, and on November 25, 2009, an amended complaint was filed containing allegations that the Company, Tullman and Davis made materially false and misleading statements and/or omissions in connection with the release of TouchWorks EHR, Version 11. On January 11, 2010, the Company filed a motion to dismiss the lawsuit. On April 13, 2010, the court granted the Company’s motion to dismiss on the grounds that plaintiffs failed to sufficiently describe the confidential sources upon which the allegations in the amended complaint were based. On May 12, 2010, the court granted plaintiffs leave to replead. On May 14, 2010, plaintiffs filed a second amended complaint, which attributed certain allegations to four different confidential witnesses, but made no other substantive changes. On June 11, 2010, the Company filed a motion to dismiss the second amended complaint. On March 10, 2011, the motion was granted in substantial part. However, the Court denied the motion with respect to two alleged false statements. The defendants have answered the remaining portions of the complaint, initiated discovery and intend to vigorously defend the litigation.

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

The outcome of any of the foregoing litigation is inherently uncertain, and no reasonable estimate of potential damages is possible. Each company may incur substantial defense costs and expenses. An unfavorable outcome may adversely affect the combined company’s business, financial condition or results of operations.

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

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On or about November 1, 2010, Defendants moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida. The Florida Business Court granted Defendants’ motion for transfer on January 13, 2011. The Defendants also filed motions to dismiss the amended complaint on November 16, 2010 and December 6, 2010. The motions to dismiss were denied on April 1, 2011 and we have answered the complaint. Discovery in this matter is ongoing. No trial date has been set.

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

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. Accordingly, we are filing this quarterly report on Form 10-Q for the three and six months ended June 30, 2011. Historical consolidated results of Allscripts have been recast to provide comparative financial results for the three and six months ended June 30, 2010.

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. Our businesses deliver innovative solutions that provide physicians and other healthcare professionals with just-right, just-in-time information, connect them to each other and to the entire community of care, and transform healthcare by improving the quality and efficiency of patient care.

We provide various integrated clinical software applications for hospitals, physician practices and post-acute organizations. For hospitals and health systems these include our Sunrise Enterprise suite of clinical solutions, comprising a full acute care Electronic Health Record (“EHR”), integrated with financial/administrative solutions including performance management and revenue cycle/access management. Our acute care solutions include modules of the Sunrise suite available on a stand-alone basis, as well as additional stand-alone solutions including Emergency Department Information System (“EDIS”), care management and discharge management. Allscripts Outsourcing enables hospitals to concentrate on their core mission while using IT to improve clinical, financial and operational outcomes. Allscripts Remote Hosting helps healthcare organizations manage their complex healthcare IT solutions infrastructure while freeing up physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site. For physician practices of every size and kind, our solutions include integrated EHR and practice management available either via traditional on-premise delivery or as a Software-as-a-Service or “cloud-based” solution; revenue cycle management and our new Revenue Cycle Management Services solution that enables practices to outsource their full revenue cycle to Allscripts; clearinghouse services; stand-alone electronic prescribing; and, document imaging solutions for physicians. Allscripts also provides a variety of solutions for home care and other post-acute organizations ranging from EHR to referral management. All three categories of clients can leverage Allscripts mobile solutions that deliver EHR and other capabilities for remote use on a wide variety of mobile devices including iPad, iPhone, BlackBerry, Android and Windows Mobile smartphones. Additional add-on applications include our patient portal, patient kiosk, prenatal, and analytics solutions. Our community-based solutions for hospitals and health systems, delivered in partnership with dbMotion, deliver meaningful health information exchange, enabling information connectivity across entire communities of providers, which helps our clients compete in an evolving marketplace.

We have reported our financial results utilizing three business segments: clinical solutions, hospital solutions and health solutions. The hospital solutions segment is a new segment established to capture the operating results of the acute care hospital solutions acquired in the Eclipsys Merger.

We primarily derive our revenue from sales of our proprietary software and related hardware and professional services in the segments presented above. These sales also are the basis for our complementary recurring service contracts for maintenance and transaction processing. See below for a discussion of our outlook for new orders and other factors that could have an impact on our revenue and cash flows.

We believe a combination of executive and legislative leadership at the federal level, the promulgation of new industry standards, expanded support from private payers, and the availability of federal and state incentives that exist today for e-prescribing, EHR utilization and other pay-for-quality initiatives will quickly make electronic health records as common as practice management systems in ambulatory physician offices. It is our belief that the HITECH Act (part of the American Recovery and Reinvestment Act of 2009 (“ARRA”)) and provisions provided through other pieces of legislation will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the material opportunity presented by ARRA and have seen a positive impact on new orders across all of the physician practice market segments we serve (small, medium and large). We believe the volume of new orders related to ARRA will continue to increase as market uncertainty about the future of the HITECH incentives declines. Providers and hospitals feel more confident in the longevity of the program as they hear of peers who have received payment, and the fact that certain members of Congress are no longer focused on withdrawing funding for the program contributes to this assurance. Additionally, widespread expectation that the Department of Health and Human Services may adjust the timeline for Stage 2 of the HITECH incentive program is having the impact of helping larger provider organizations feel comfortable moving forward with their implementation plans. At the same time, we believe we are well positioned to capitalize on growth opportunities beyond ARRA, especially as the industry transitions to a value-driven reimbursement system both within public and private payment schemas. This approach of paying providers for improving patient health rather than for the number of services they provide will increasingly require healthcare organizations to invest in information solutions like those provided by Allscripts in order to be able to track, analyze, aggregate and report patient health outcomes and then implement improvement plans based on the information.

Management believes that ARRA has resulted in additional related new orders for all of our EHR products and we expect this to remain the case in the short term.

Additionally, we have seen increasing demand in small physician offices for subscription-based Software-as-a-Service (“SaaS”) arrangements as opposed to pure licensing arrangements, which reflects a broader motivation to reduce capital outlays. This shift to subscription from license (which is the manner in which we have traditionally sold our software applications) will result in recurring revenue over a longer period of time than we have achieved historically, as opposed to revenue recognized on license fees. Second, these offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as acute as in larger physician organizations.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for their affiliated physicians in order to leverage buying power and take advantage of ARRA across their physician base. This activity has also resulted in a “pull-through” effect where smaller practices affiliated with the community hospital are also incentivized to participate so the subsidizing health system can expand connectivity within the local provider community and optimize its referral base. This pull-through effect has contributed to new orders for our Professional EHR and our MyWay offering. Management believes that the focus on new orders driven by the federal EHR incentive program started in ARRA and related to EHR and community-based activity will continue to expand as more physicians seek to qualify for the federal incentives. The associated challenge facing our management is to successfully position and sell our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians.

A significant number of our acute care and ambulatory customers are focused on ARRA in 2011. As a result, much of our professional services deployment capacity is focused on helping our customers upgrade to the current releases of our EHR products that are “certified EHR technology” within the meaning of HITECH as well as implement any additional modules that may be required by our customers to achieve “meaningful use.” Our professional services margins could be impacted as we supplement our staff with third party resources to help meet the demand. We expect this adoption trend to continue into the near future as ARRA Stage 2 requirements are defined and customers react to such requirements as well as other value-driven programs being unveiled by the government such as different forms of the Accountable Care Organization concept, Value-based Purchasing regulations, and the expansion of the patient-centered medical home concept, which is an area of significant interest among the Allscripts client base.

Although the Company believes it has and continues to take the proper steps to take advantage of the opportunity presented by ARRA, given the effects HITECH is having on our customers, there can be no assurance that the legislation will result in significant new orders for the Company in the near term, and if it does, that the Company will have the capacity to meet the additional market demand in a timely fashion.

Today we provide one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions with enterprise solutions for hospitals and health systems, the company offers a single platform of clinical, financial, connectivity and information solutions.

Given the unique breadth of our solutions portfolio and customer types, we are uniquely positioned to connect physicians, other care providers and patients across all health care provider settings including hospitals, small or large physician practices, post-acute care facilities, or in a home care setting. We are experiencing increasing success competing for net-new opportunities among hospitals and health systems that are looking to one information technology vendor to provide a single, end-to-end solution across all points of care. We believe the Company’s leading market share in the ambulatory space, in particular, gives us a competitive advantage in this regard as hospitals and health systems increasingly seek to leverage the EHR to build referring relationships with independent physicians across the communities they serve.

Other recently enacted public laws reforming the U.S. healthcare system may also have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and the Company’s customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health-care sector, including the Company. Additionally, the recent legislation addressing the need for an increase in the country’s debt ceiling could prove to negatively affect client cash flow from the Medicare and Medicaid programs, thereby leading to a delay in purchasing plans. The implementation of regulations related to ANSI-5010 and ICD-10 are also of immediate interest to our client base; these will present a positive opportunity for the company in the context of product upgrades but also could place a burden on Allscripts to meet implementation and training demands in the midst of an already demanding environment.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies as previously disclosed in our Transition Report on Form 10-KT for the seven months ended December 31, 2010 except for the change described below.

During the three months ended June 30, 2011, the Company voluntarily changed the date of its annual impairment test for goodwill and indefinite lived intangible assets from May 31 to the first day of the fiscal fourth quarter. This change is preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with the Company’s strategic planning and budgeting process, which will allow the Company to utilize the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of the Company’s reporting units. The change did not delay, accelerate, nor avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. A letter of preferability from the Company’s independent registered public accounting firm regarding this change in accounting method is included as an exhibit to this Form 10-Q for the three months ended June 30, 2011.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended
Revenue:
System sales	$64,866	$44,053	47.2%	$119,362	$88,660	34.6%
Professional services	58,134	24,037	141.9%	113,729	43,393	162.1%
Maintenance	103,249	65,810	56.9%	203,583	129,645	57.0%
Transaction processing and other	130,582	57,473	127.2%	255,465	114,067	124.0%

Total revenue	356,831	191,373	86.5%	692,139	375,765	84.2%

Cost of revenue:
System sales	35,902	23,987	49.7%	70,816	48,051	47.4%
Professional services	48,439	21,002	130.6%	94,062	37,997	147.6%
Maintenance	35,076	20,493	71.2%	68,123	41,546	64.0%
Transaction processing and other	69,619	21,318	226.6%	131,493	39,541	232.5%

Total cost of revenue	189,036	86,800	117.8%	364,494	167,135	118.1%

Gross profit	167,795	104,573	60.5%	327,645	208,630	57.0%
% of Revenue	47.0%	54.6%		47.3%	55.5%
Selling, general and administrative expenses	101,532	66,224	53.3%	205,680	123,193	67.0%
Research and development	24,764	15,314	61.7%	46,768	27,848	67.9%
Amortization of intangible assets	9,422	2,488	278.7%	18,649	4,976	274.8%

Income from operations	32,077	20,547	56.1%	56,548	52,613	7.5%
Interest expense	(5,050)	(294)	1617.7%	(12,977)	(928)	1298.4%
Interest income and other, net	355	638	(44.4%)	759	729	4.1%

Income before income taxes	27,382	20,891	31.1%	44,330	52,414	(15.4%)
Provision for income taxes	(11,506)	(7,801)	47.5%	(15,841)	(20,747)	(23.6%)

Effective tax rate	42.0%	37.3%		35.7%	39.6%
Net income	$15,876	$13,090	21.3%	$28,489	$31,667	(10.0%)

Revenue

Revenue for the three and six months ended June 30, 2011 includes the results of Eclipsys. Excluding the impact of Eclipsys revenue totaling $157 million and $290 million for the three and six months ended June 30, 2011, respectively, as shown below in the Hospital Solutions segment, revenue for the three and six months ended June 30, 2011 consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended
Revenue:
System sales	$40,737	$44,053	(7.5%)	$81,871	$88,660	(7.7%)
Professional services	29,372	24,037	22.2%	59,356	43,393	36.8%
Maintenance	67,177	65,810	2.1%	134,034	129,645	3.4%
Transaction processing and other	62,489	57,473	8.7%	127,334	114,067	11.6%

Total revenue	$199,775	$191,373	4.4%	$402,595	$375,765	7.1%

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Excluding the revenues contributed by Eclipsys during the three and six months ended June 30, 2011, system sales decreased compared to the prior year comparable periods primarily as a result of a decrease in system software revenues. The recast prior year comparable periods include the last two months of our fourth quarter results under our prior fiscal year, May 31. Our fourth quarter has historically been the quarter with the highest amount of software revenues. Accordingly, the recast 2010 comparable periods’ software revenues are high when compared to the software revenues for the three and six months ended June 30, 2011. Professional services revenue increased due to an increase in professional services headcount which increased our ability to provide more billable services. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts. Partially offsetting the increase in maintenance revenue for the three months ended June 30, 2011 is a $2 million decrease in hardware maintenance revenues. SaaS revenues are included in transaction processing and other and contributed $4 million and $7 million of the increase in revenue compared to the three and six months ended June 30, 2010, respectively.

Gross Profit

Consolidated gross profit for the three and six months ended June 30, 2011 includes the results of Eclipsys. Excluding the impact of Eclipsys gross profit totaling $68 million and $118 million for the three and six months ended June 30, 2011, respectively, gross profit for the three and six months ended June 30, 2011 consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended

Total cost of revenue	$99,766	$86,800	14.9%	$193,419	$167,135	15.7%

Gross profit	$100,009	$104,573	(4.4%)	$209,176	$208,630	0.3%
% of Revenue	50.1%	54.6%		52.0%	55.5%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Excluding the impact of gross profit contributed by Eclipsys during the three months ended June 30, 2011, the decrease in gross profit is attributable to a decrease in software revenues discussed above combined with a $3 million increase in the amortization of software development costs, an increase in professional services cost of revenue primarily due to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services which offset an increase in professional services revenue, and an increase in software maintenance revenue which was offset by a decrease in hardware maintenance revenue and an increase in third party support costs. Maintenance-related third party costs have increased as we expand our product offerings to clients. These decreases were partially offset by an increase in transaction processing and other revenue that was driven by an increase in our customer base due to increased demand for our SaaS solutions. Gross profit as a percent of revenue declined compared to the prior year comparable period due primarily to the increases in amortization of software development costs, professional services costs and maintenance costs described above and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions. We also realized a slight change in our revenue mix in the current quarter which included a higher percentage of lower margin hardware sales.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Excluding the impact of gross profit contributed by Eclipsys during the six months ended June 30, 2011, the decrease in gross profit is attributable to a decrease in software revenues discussed above combined with a $6 million increase in the amortization of software development costs, an increase in professional services revenue which is partially offset by an increase in costs due to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services, and an increase in software maintenance revenue which was partially offset by a decrease in hardware maintenance revenue and an increase in third party support costs. Maintenance-related third party costs have increased as we expand our product offerings to clients. We also realized an increase in transaction processing and other revenue that was driven by an increase in our customer base due to increased demand for our SaaS solutions. Gross profit as a percent of revenue declined compared to the prior year comparable period due primarily to the increases in amortization of software development costs, professional services costs and maintenance costs described above and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions.

Income from Operations

Consolidated operating income for the three and six months ended June 30, 2011 includes the results of Eclipsys. Excluding the impact of Eclipsys income from operations totaling $15 million and $16 million for the three and six months ended June 30, 2011, respectively, operating income for the three and six months ended June 30, 2011 consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended

Income from operations	$17,034	$20,547	(17.1%)	$40,104	$52,613	(23.8%)

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Excluding the impact of operating income by Eclipsys during the three months ended June 30, 2011, the decrease in operating income is primarily due to the decrease in gross profit discussed above. We also experienced a slight net increase in selling, general and administrative expenses due to an increase in headcount-related expenses. Our legal expenses also increased in connection with general legal matters, negotiating transactions with customers and addressing claims asserted against the Company. Partially offsetting these increases within selling, general and administrative expense was a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $2 million. Research and development expenses decreased as a result of lower headcount-related expenses.

The Eclipsys income from operations includes a $6 million deferred revenue adjustment related to the Eclipsys Merger that negatively impacts revenue and amortization of intangibles acquired in the Eclipsys Merger totaling $12 million.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Excluding the impact of operating income by Eclipsys during the six months ended June 30, 2011, the decrease in operating income is primarily due to the increase in selling, general and administrative expenses. Selling, general and administrative expenses increased due to an increase in headcount-related expenses and due to an increase in legal expenses in connection with general legal matters, negotiating transactions with customers and addressing claims asserted against the Company. We also realized an increase in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $10 million compared to the prior year comparable period. Research and development expenses decreased slightly due to increased capitalized software development costs which was partially offset by an increase in headcount-related expenses.

The Eclipsys income from operations includes a $17 million deferred revenue adjustment related to the Eclipsys Merger that negatively impacts revenue and amortization of intangibles acquired in the Eclipsys Merger totaling $25 million.

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended
Revenue
Clinical solutions	$168,953	$161,598	4.6%	$341,303	$317,600	7.5%
Hospital solutions	157,056	0	N/M	289,544	0	N/M
Health solutions	30,822	29,775	3.5%	61,292	58,165	5.4%

Total revenue	$356,831	$191,373	86.5%	$692,139	$375,765	84.2%

Income from operations
Clinical solutions	$40,323	$41,527	(2.9%)	$88,500	$87,496	1.1%
Hospital solutions	40,460	0	N/M	65,492	0	N/M
Health solutions	15,697	15,218	3.1%	32,216	30,023	7.3%
Unallocated corporate expenses	(64,403)	(36,198)	77.9%	(129,660)	(64,906)	99.8%

Total income from operations	$32,077	$20,547	56.1%	$56,548	$52,613	7.5%

N/M – not meaningful

Clinical Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended
Revenue:
System sales	$36,341	$39,056	(7.0%)	$72,647	$78,662	(7.6%)
Professional services	25,770	20,804	23.9%	52,263	36,921	41.6%
Maintenance	58,162	56,817	2.4%	115,745	111,516	3.8%
Transaction processing and other	48,680	44,921	8.4%	100,648	90,501	11.2%

Total revenue	168,953	161,598	4.6%	341,303	317,600	7.5%

Total cost of revenue	90,625	78,728	15.1%	175,898	151,446	16.1%

Gross profit	78,328	82,870	(5.5%)	165,405	166,154	(0.5%)
% of Revenue	46.4%	51.3%		48.5%	52.3%
Selling, general and administrative expenses	25,677	28,438	(9.7%)	53,086	55,450	(4.3%)
Research and development	12,328	12,905	(4.5%)	23,819	23,208	2.6%

Income from operations	$40,323	$41,527	(2.9%)	$88,500	$87,496	1.1%

Revenue

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Clinical solutions revenue increased during the three and six months ended June 30, 2011 primarily due to an increase in professional services revenue driven by an increase in professional services headcount which increased our ability to provide more billable services. Maintenance revenue and transaction processing revenue also increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts. These increases were partially offset by a decrease in system sales compared to the three and six months ended June 30, 2010 primarily due to a decrease in software revenues. The recast prior year comparable period includes the last two months of our fourth quarter results under our prior fiscal year, May 31. Our fourth quarter has historically been the quarter with the highest amount of software revenues. Accordingly, the recast comparable period software revenues are high when compared to the software revenues for the three and six months ended June 30, 2011.

Gross Profit

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Clinical solutions gross profit decreased during the three months ended June 30, 2011 primarily due to the decrease in software revenues discussed above combined with a $3 million increase in the amortization of software development costs, an increase in professional services cost of revenue primarily due to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services which offset an increase in professional services revenue, and an increase in software maintenance revenue which was offset by a decrease in hardware maintenance revenue and an increase in third party support costs. Maintenance-related third party costs have increased as we expand our product offerings to clients. These decreases were partially offset by an increase in transaction processing and other revenue that was driven by an increase in our customer base due to increased demand for our SaaS and hosting solutions. Gross profit as a percent of revenue declined compared to the prior year comparable period due primarily to the increases in amortization of software development costs, professional services costs and maintenance costs described above and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS and hosting solutions. We also realized a slight change in our revenue mix in the current quarter which included a higher percentage of lower margin hardware sales.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Clinical solutions gross profit decreased slightly during the six months ended June 30, 2011 primarily due to the decrease in software revenues discussed above combined with a $5 million increase in the amortization of software development costs. Partially offsetting these variances was an increase in professional services revenue net of an increase in professional services cost primarily due to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services and an increase in software maintenance revenue which was offset by a decrease in hardware maintenance revenue and an increase in third party support costs. Maintenance-related third party costs have increased as we expand our product offerings to clients. Also, we realized an increase in transaction processing and other revenue that was driven by an increase in our customer base due to increased demand for our SaaS and hosting solutions. Gross profit as a percent of revenue declined compared to the prior year comparable period due primarily to the increases in amortization of software development costs, professional services costs and maintenance costs described above and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS and hosting solutions.

Selling, General and Administrative

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Clinical solutions selling, general and administrative expenses during the three and six months ended June 30, 2011 decreased compared to the prior year comparable periods primarily due to lower headcount-related costs and marketing costs.

Research and Development

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Clinical solutions research and development costs decreased slightly during the three months ended June 30, 2011 primarily due to fewer external research and development resources required to achieve our development objectives as well as a slight increase in the capitalization of software development costs compared to the prior year comparable period.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Clinical solutions research and development costs increased slightly during the six months ended June 30, 2011 primarily due to an increase in headcount-related costs which were partially offset by a $2 million increase in the capitalization of software development costs compared to the prior year comparable period.

Hospital Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended
Revenue:
System sales	$24,129	$0	N/M	$37,491	$0	N/M
Professional services	28,762	0	N/M	54,373	0	N/M
Maintenance	36,072	0	N/M	69,549	0	N/M
Transaction processing and other	68,093	0	N/M	128,131	0	N/M

Total revenue	157,056	0	N/M	289,544	0	N/M

Total cost of revenue	89,270	0	N/M	171,075	0	N/M

Gross profit	67,786	0	N/M	118,469	0	N/M
% of Revenue	43.2%	0.0%		40.9%	0.0%
Selling, general and administrative expenses	17,046	0	N/M	33,630	0	N/M
Research and development	10,280	0	N/M	19,347	0	N/M

Income from operations	$40,460	$0	N/M	$65,492	$0	N/M

The hospital solutions segment is a new segment that captures the operating results of the acute care hospital solutions acquired in the Eclipsys Merger. Accordingly, comparative results will first be presented when the 10-Q for the quarter ending September 30, 2011 is filed.

Revenues for the three and six months ended June 30, 2011 reflect the revenues of our acute care hospital solutions. System sales and professional services are revenue categories driven by client orders and the mix of such orders (i.e., software, hardware, professional services, etc.). Maintenance and transaction processing and other revenues are also driven by client orders; however, these revenue categories are more recurring in nature and include offerings such as remote hosting and outsourcing. Overall, revenues are negatively impacted by the amortization of a deferred revenue adjustment related to the Eclipsys Merger totaling $6 million and $17 million for the three and six months ended June 30, 2011, respectively. Gross profit is also negatively impacted by this same adjustment in addition to amortization of intangibles acquired in the Eclipsys Merger totaling $4 million and $9 million for the three and six months ended June 30, 2011, respectively. Selling, general and administrative expenses, and research and development expenses, reflect recurring costs of the hospital solutions segment, and are net of capitalized software development costs of $7 million and $14 million for the three and six months ended June 30, 2011, respectively.

Health Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended
Revenue:
System sales	$4,396	$4,997	(12.0%)	$9,224	$9,998	(7.7%)
Professional services	3,602	3,233	11.4%	7,093	6,472	9.6%
Maintenance	9,015	8,993	0.2%	18,289	18,129	0.9%
Transaction processing and other	13,809	12,552	10.0%	26,686	23,566	13.2%

Total revenue	30,822	29,775	3.5%	61,292	58,165	5.4%

Total cost of revenue	9,141	8,072	13.2%	17,521	15,689	11.7%

Gross profit	21,681	21,703	(0.1%)	43,771	42,476	3.0%
% of Revenue	70.3%	72.9%		71.4%	73.0%
Selling, general and administrative expenses	3,828	4,076	(6.1%)	7,953	7,813	1.8%
Research and development	2,156	2,409	(10.5%)	3,602	4,640	(22.4%)

Income from operations	$15,697	$15,218	3.1%	$32,216	$30,023	7.3%

Revenue

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Health solutions revenue increased during the three and six months ended June 30, 2011 primarily as a result of increases in transaction processing and other, and professional services revenue driven by increased demand for our SaaS solutions. Partially offsetting these increases is a decrease in system sales as our revenue mix continues to shift more to SaaS solutions.

Gross Profit

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Health solutions gross profit during the three months ended June 30, 2011 was in line with the prior year comparable period as an increase in transaction processing and other revenue was offset by a decrease in system sales. Gross profit as a percentage of revenue for the six months ended June 30, 2011 decreased from the comparable prior year period primarily due to an increase in amortization of software development costs and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions.

Selling, General and Administrative

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Health solutions selling, general and administrative expenses for the three and six months ended June 30, 2011 were in line with the prior year comparable periods.

Research and Development

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Health solutions research and development costs decreased in the three months ended June 30, 2011 primarily due to a decrease in headcount-related costs. The decrease in the six months ended June 30, 2011 is primarily due to an increase in capitalization of software development costs relating to increased feature and functionality development efforts that commenced in 2010. Headcount-related costs also decreased slightly compared to the prior year comparable period.

Unallocated Corporate Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended

Unallocated corporate expenses	($64,403)	($36,198)	77.9%	($129,660)	($64,906)	99.8%

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

The increase in unallocated corporate expenses during the three and six months ended June 30, 2011 is attributable to an increase in headcount-related expenses partially offset by a decrease of $2 million during the three months ended June 30, 2011 in expenses incurred relating to the Eclipsys Merger and other integration-related costs, and an increase of $10 million during the six months ended June 30, 2011 in expenses incurred relating to the Eclipsys Merger and other integration-related costs. Our legal expenses also increased in connection with general legal matters, negotiating transactions with customers and addressing claims asserted against the Company. Unallocated corporate expenses for the three and six months ended June 30, 2011 include expenses incurred by legacy Eclipsys totaling $25 million and $49 million, respectively.

Amortization of Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended

Amortization of intangible assets	$9,422	$2,488	278.7%	$18,649	$4,976	274.8%

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Amortization of intangibles increased during the three and six months ended June 30, 2011 as a result of increased amortization related to intangible assets acquired in the Eclipsys Merger totaling $8 and $16 million, respectively.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended

Interest expense	($5,050)	($294)	1617.7%	($12,977)	($928)	1298.4%

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Interest expense increased during the three and six months ended June 30, 2011 as compared to the prior year comparable periods due to interest incurred on the amounts drawn against the Senior Secured Credit Facilities in order to fund the Coniston Transactions, and the write-off during the six months ended June 30, 2011 of previously deferred debt issuance costs totaling $2 million in connection with executing the Amended and Restated Credit Agreement.

Interest Income and Other, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended

Interest income and other, net	$355	$638	(44.4%)	$759	$729	4.1%

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

The decrease in interest income and other, net during the three months ended June 30, 2011 is primarily due to a decrease in our cash and cash equivalents holdings and the related interest rates applied to such cash as compared with the prior year comparable period and an investment gain realized in the prior year that did not recur in the current year. Partially offsetting these decreases is an increase in interest income from the indemnification asset provided in connection with the acquired tax positions from the Coniston Transactions.

Interest income and other, net during the six months ended June 30, 2011 was in line with the prior year comparable period since the investment gain in the prior year discussed above was offset by interest income related to the Coniston Transactions indemnification asset recognized in the current year.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change Three Months Ended	2011	2010	% Change Six Months Ended

Provision for income taxes	($11,506)	($7,801)	47.5%	($15,841)	($20,747)	(23.6%)
Effective tax rate	42.0%	37.3%		35.7%	39.6%

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

In the first quarter of 2011, we recognized a tax benefit of approximately $2 million related to a refinement of state apportionment factors and subsequent revaluation of deferred tax liabilities related to intangible assets acquired in connection with the Eclipsys Merger. During the three months ended June 30, 2011, we recorded the impact of recent state tax legislation that partially offsets the tax benefit recognized in the first quarter and, accordingly, increased our effective tax rate compared to the prior year comparable period. The current year decrease in the effective tax rate compared to the six months ended June 30, 2010 is primarily due to the impact of the net tax benefit discussed above.

Contract Backlog

As of June 30, 2011 and 2010, the Company had a committed contract backlog of $2,731 million and $2,540 million, respectively. Of the total contract backlog, $635 million and $584 million, as of June 30, 2011 and 2010, respectively, was related to long-term SaaS contract commitments. Amounts presented as of June 30, 2010 include pre-merger contract backlog related to legacy Eclipsys at June 30, 2010.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS, and totaled $245 million and $235 million in the three months ended June 30, 2011 and 2010, respectively, and $457 million and $441 million in the six months ended June 30, 2011 and 2010, respectively. Bookings amounts for the three and six months ended June 30, 2010 include pre-merger amounts of legacy Eclipsys.

Liquidity and Capital Resources

As of June 30, 2011 and 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $117 million and $125 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
In thousands	2011	2010	$ Change Six Months Ended

Net income	$28,489	$31,667	($3,178)
Non-cash adjustments to net income	97,675	50,291	47,384
Cash impact of changes in operating assets and liabilities	(7,017)	7,596	(14,613)

Net cash provided by operating activities	$119,147	$89,554	$29,593

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net cash provided by operating activities increased in the six months ended June 30, 2011 primarily due to an increase in cash received from customers attributable to the cash contribution by legacy Eclipsys from the date of the merger, August 24, 2010. This increase was partially offset by an increase in operating disbursements also attributable to legacy Eclipsys.

Investing Cash Flow Activities

	Six Months Ended June 30,
In thousands	2011	2010	$ Change Six Months Ended

Capital expenditures	($21,178)	($10,796)	($10,382)
Capitalized software	(30,323)	(12,773)	(17,550)
Sales and maturities of marketable securities and other investments, net of purchases	(12,868)	2,762	(15,630)
Net proceeds received from sale of fixed assets	20,000	0	20,000
Change in restricted cash	2,225	0	2,225

Net cash used in investing activities	($42,144)	($20,807)	($21,337)

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net cash used in investing activities increased during the six months ended June 30, 2011 primarily due to increases in capital expenditures and software development expenditures. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our products. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during the six months ended June 30, 2011 that was driven by new product initiatives and regulatory updates to existing products related to “meaningful use.” Capital expenditures and capitalized software expenditures are also higher during the six months ended June 30, 2011 due to the inclusion of amounts related to legacy Eclipsys. Our investments in dbMotion Ltd. and Humedica, Inc. also contributed to the increase. These increases were partially offset by proceeds received from the sale of a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to Affiliated Computer Services, Inc. (“ACS”), and the elimination of our restricted cash balance due to the expiration of certain letters of credit.

Financing Cash Flow Activities

	Six Months Ended June 30,
In thousands	2011	2010	$ Change Six Months Ended

Net proceeds from stock-based compensation activities and employee stock purchase plan	$19,977	$1,875	$18,102
Excess tax benefits from stock-based compensation	7,051	(605)	7,656
Payments on debt instruments	(115,723)	(24,616)	(91,107)
Credit facility borrowings, net of issuance costs	47,362	(3,600)	50,962
Repurchase of common stock	(50,051)	0	(50,051)

Net cash used in financing activities	($91,384)	($26,946)	($64,438)

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net cash used in financing activities increased during the six months ended June 30, 2011 compared to the prior year comparable period. Payments on debt instruments increased due to repayment of borrowings under the Senior Secured Credit Facilities which originated in August 2010. Also, additional payments and borrowings, each totaling $49 million, net of $1 million in debt issuance costs, occurred in connection with the Amended and Restated Credit Agreement. We repurchased approximately 3 million shares of our common stock for $50 million during the three months ended June 30, 2011 pursuant to the stock repurchase program. As of June 30, 2011, the amount available for repurchase of common stock under the program was $150 million. The increase in net payments on debt instruments and repurchase of common stock is partially offset by an increase in proceeds from stock options and employee stock purchases.

Free Cash Flow

To supplement our statements of cash flows presented on a GAAP basis, we use a non-GAAP measure of free cash flow which we believe is also useful as one of the bases for comparing our performance. We believe free cash flow is an important liquidity metric, as it measures the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase our common stock and for certain other activities. The presentation of non-GAAP free cash flow is not meant to be considered in isolation and should not be considered a substitute for income from operations, net income, net cash provided by operating activities or any other measure determined in accordance with GAAP. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, operating efficiencies, increases or decreases in capital expenditures and capitalized software, and other factors.

We calculate free cash flow as follows:

	Six Months Ended June 30,
In thousands	2011	2010	$ Change Six Months Ended

Net cash provided by operating activities	$119,147	$89,554	$29,593
Capital expenditures	(21,178)	(10,796)	(10,382)
Capitalized software	(30,323)	(12,773)	(17,550)

Free cash flow	$67,646	$65,985	$1,661

Amounts for capital expenditures and capitalized software are as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with GAAP.

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

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the six months ended June 30, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet at June 30, 2011.

The Amended and Restated Credit Agreement reduces the applicable interest margin for borrowings under the senior credit facilities by 75 basis points at each level of the leverage based pricing grid. In addition, the Commitment Fee was reduced at certain levels of the leverage based pricing grid. The Amended and Restated Credit Agreement also allows the Company to borrow up to $100 million under its revolving credit facility in certain foreign currencies and increases the leverage ratio in which the Company can make unlimited Restricted Payments from 1.75 to 1 to 2.00 to 1.

The maturity date and principal amount of the senior secured credit facilities remains the same as in the Credit Agreement. In addition, the prepayment provisions and covenants included in the Credit Agreement have not changed, except as discussed above.

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The remaining quarterly installment payments, as adjusted for any prepayments on the Term Facility through June 30, 2011, are as follows:

Quarterly Installments	Quarterly Principal Amount
September 30, 2011	$5,490
December 31, 2011 to September 30, 2012	10,981
December 31, 2012 to September 30, 2013	16,471
December 31, 2013 to September 30, 2014	21,962
December 31, 2014 to June 30, 2015	27,452
August 20, 2015	Remaining balance

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

Subject to certain agreed upon exceptions, all obligations under the Senior Secured Credit Facilities are guaranteed by each of Allscripts’ existing and future direct and indirect material domestic subsidiaries, other than Coniston Exchange LLC (successor to Coniston, Inc.) (the “Guarantors”).

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

As of June 30, 2011, $423 million in borrowings and $2 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of June 30, 2011, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 1.75%, which totaled 1.94%. Refer to Quantitative and Qualitative Disclosures About Market Risk for the interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of June 30, 2011.

As of June 30, 2011, we had $248 million available, net of any outstanding borrowings and letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

On March 31, 2011, we entered into a ten year agreement with ACS to provide services to support the Company’s remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses payment by the Company to ACS for current Allscripts’ employees to be retained by ACS from the Company’s hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During April 2011, in connection with the agreement we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to ACS for cash at a value approximating book value of such assets totaling $20 million.

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. We repurchased approximately 3 million shares of our common stock for $50 million during the three months ended June 30, 2011 pursuant to the stock repurchase program. As of June 30, 2011, the amount available for repurchase of common stock under the program was $150 million.

Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

We believe that our cash, cash equivalents and marketable securities of $117 million as of June 30, 2011, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, funding interest payments on our debt instruments, contractual obligations, including the agreement with ACS, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our Senior Secured Credit Facilities. Based upon our balance of $423 million of debt under our Senior Secured Credit Facilities as of June 30, 2011, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of $4 million. We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements.

Allscripts has international operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through June 30, 2011 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

As of June 30, 2011, we had cash, cash equivalents and marketable securities in financial instruments of $117 million. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2011, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of $1 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means.

Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Share Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/11—4/30/11	0	$0.00	0	$0
5/1/11—5/31/11	857	$19.83	857	$182,995
6/1/11—6/30/11	1,706	$19.34	1,706	$150,000

	2,563	$19.51	2,563

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2011.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 9, 2011

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
10.1†	Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2011

10.2†	Separation Agreement dated as of July 8, 2011 between Eileen McPartland and Allscripts Healthcare Solutions, Inc.	Incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2011

10.3†	Amended and Restated Employment Agreement dated as of July 11, 2011 between Allscripts Healthcare Solutions, Inc. and Diane Adams	Incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2011

10.4†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)	Filed herewith

10.5†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)	Filed herewith

18.1	Preferability letter dated August 9, 2011 from Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements	Furnished herewith *

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan.