Form 10-Q
period 2011-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2011-11-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 189,573,007 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$84,778	$129,403
Restricted cash	0	2,225
Accounts receivable, net of allowance of $10,192 and $11,321 at September 30, 2011 and December 31, 2010, respectively	371,182	317,214
Deferred taxes, net	32,051	30,739
Inventories	2,020	3,816
Prepaid expenses and other current assets	103,277	92,059

Total current assets	593,308	575,456
Long-term marketable securities	1,681	1,733
Fixed assets, net	102,877	114,294
Software development costs, net	91,504	61,299
Intangible assets, net	505,928	554,669
Goodwill	1,039,364	1,037,004
Deferred taxes, net	5,497	5,497
Other assets	86,350	68,635

Total assets	$2,426,509	$2,418,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,464	$46,592
Accrued expenses	87,273	84,675
Accrued compensation and benefits	31,877	40,447
Deferred revenue	264,936	228,606
Current maturities of long-term debt and capital lease obligations	40,658	30,751

Total current liabilities	463,208	431,071
Long-term debt	337,557	459,750
Deferred revenue	18,054	6,451
Deferred taxes, net	107,797	88,501
Other liabilities	60,995	49,046

Total liabilities	987,611	1,034,819
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock:
$0.01 par value, 349,000 shares authorized at September 30, 2011 and December 31, 2010; 253,537 and 188,822 shares issued and outstanding at September 30, 2011, respectively, 250,710 and 188,288 shares issued and outstanding at December 31, 2010, respectively	2,535	2,507
Treasury stock at cost, 63,871 and 61,308 shares at September 30, 2011 and December 31, 2010, respectively	(50,664)	(613)
Additional paid-in capital	1,528,865	1,469,527
Accumulated deficit	(40,513)	(89,986)
Accumulated other comprehensive (loss) income	(1,325)	2,333

Total stockholders’ equity	1,438,898	1,383,768

Total liabilities and stockholders’ equity	$2,426,509	$2,418,587

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenue:
System sales	$62,568	$46,913	$181,930	$135,573
Professional services	65,275	38,948	179,004	82,341
Maintenance	110,349	76,827	313,932	206,472
Transaction processing and other	130,571	79,705	386,036	193,772

Total revenue	368,763	242,393	1,060,902	618,158

Cost of revenue:
System sales	39,604	22,199	110,420	70,250
Professional services	56,305	33,556	150,367	71,553
Maintenance	32,840	26,806	100,963	68,352
Transaction processing and other	73,014	35,420	204,507	74,961

Total cost of revenue	201,763	117,981	566,257	285,116

Gross profit	167,000	124,412	494,645	333,042
Selling, general and administrative expenses	94,120	103,358	299,800	226,551
Research and development	26,032	16,697	72,800	44,545
Amortization of intangible assets	9,422	5,576	28,071	10,552

Income (loss) from operations	37,426	(1,219)	93,974	51,394
Interest expense	(3,746)	(3,537)	(16,723)	(4,465)
Interest income and other, net	425	250	1,184	979

Income (loss) before income taxes	34,105	(4,506)	78,435	47,908
(Provision) benefit for income taxes	(13,121)	5,879	(28,962)	(14,868)

Net income	$20,984	$1,373	$49,473	$33,040

Earnings per share - basic and diluted	$0.11	$0.01	$0.26	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$49,473	$33,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,236	36,650
Stock-based compensation expense	29,155	16,470
Excess tax benefits from stock-based compensation	(4,688)	605
Provision for doubtful accounts	7,564	6,372
Deferred taxes	26,424	13,375
Other losses	2,685	197
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(61,870)	(16,452)
Inventories	1,796	547
Prepaid expenses and other assets	(19,646)	(25,522)
Accounts payable	(9,446)	15,167
Accrued expenses	9,494	14,684
Accrued compensation and benefits	(15,199)	3,412
Deferred revenue	47,841	5,435
Other liabilities	506	589

Net cash provided by operating activities	161,325	104,569
Cash flows from investing activities:
Capital expenditures	(33,301)	(18,622)
Capitalized software	(46,529)	(28,767)
Purchases of marketable securities and other investments	(12,900)	(16)
Sales and maturities of marketable securities and other investments	43	2,804
Proceeds received from sale of fixed assets	20,000	0
Change in restricted cash	2,225	2,216
Net cash acquired in merger with Eclipsys	0	170,102

Net cash (used in) provided by investing activities	(70,462)	127,717
Cash flows from financing activities:
Net proceeds from stock-based compensation activities	25,608	1,491
Proceeds from employee stock purchase plan, net	1,873	1,422
Excess tax benefits from stock-based compensation	4,688	(605)
Taxes paid related to net share settlement of equity awards	(2,179)	0
Payments of capital lease obligations	(1,074)	(958)
Credit facility payments	(160,496)	(63,995)
Credit facility borrowings, net of issuance costs	47,193	547,744
Repurchase of common stock	(50,051)	(679,000)

Net cash used in financing activities	(134,438)	(193,901)

Effect of exchange rates on cash and cash equivalents	(1,050)	381

Net (decrease) increase in cash and cash equivalents	(44,625)	38,766
Cash and cash equivalents, beginning of period	129,403	81,301

Cash and cash equivalents, end of period	$84,778	$120,067

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited interim consolidated financial statements include the consolidated accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company derived its consolidated balance sheet at December 31, 2010 from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the seven months ended December 31, 2010 and the notes thereto in our Transition Report on Form 10-KT for the seven months ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, Software-as-a-Service (“SaaS”) transactions, software hosting services, and outsourcing. For some clients, we host the software applications licensed from us remotely using our own or third party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees.

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

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized in accordance with accounting guidance, but accounting guidance requires that we perform an impairment test at least annually. The goodwill impairment analysis is comprised of two steps. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss would be recorded equal to the excess.

We have historically performed our annual impairment test of goodwill and indefinite lived intangible assets as of May 31, and have completed step one of our annual goodwill impairment test for our reporting units as of May 31, 2011. For each reporting unit, the fair value of the reporting unit is estimated using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each reporting unit, fair value substantially exceeded its carrying value as of May 31, 2011 and no indicators of impairment were identified as a result of the annual impairment test; therefore, step two was not required. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the three months ended June 30, 2011, we voluntarily changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from May 31 to the first day of the fiscal fourth quarter. This change is preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with our strategic planning and budgeting process, which will allow management to utilize the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of our reporting units. The change did not delay, accelerate, nor avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively.

Accounting guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. We estimate the useful lives of our intangible assets and ratably amortize the value over the remaining estimated economic lives of those assets, including the period being reported on. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

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

(Dollar amounts in thousands, except per share amounts)
Fair value of Eclipsys (69 million Allscripts common shares at $17.47, the closing stock price of Allscripts on August 24, 2010)	$1,209,366
Share-based compensation value	21,914

Total purchase price	$1,231,280

Acquisition and integration-related costs included in selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 totaled $8 million and $27 million, respectively, and $32 million and $39 million for the nine months ended September 30, 2011 and 2010, respectively.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values as follows:

(In thousands)
Acquired cash and cash equivalents, and restricted cash	$174,543
Accounts receivable, net	136,053
Prepaid expenses and other current assets	31,520
Fixed assets and other long-term assets	83,982
Goodwill	625,974
Intangible assets	377,000
Deferred tax liabilities, net	(12,012)
Accounts payable and accrued liabilities	(62,799)
Deferred revenue	(106,344)
Other liabilities	(16,637)

Net assets acquired	$1,231,280

Goodwill represents the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Eclipsys’ history of profitability and high operating margins, strong sales force and overall employee base, and position in the healthcare information technology market.

As of the acquisition date of August 24, 2010, goodwill and intangible assets have been attributed to the hospital solutions segment. The acquired intangible assets are being amortized on a straight-line basis over their useful lives and consist of the following:

(Dollar amounts in thousands) Description	Useful Life in Years	Fair Value
Maintenance and outsourcing agreements	20	$59,000
Hosting agreements	15	26,000
Services agreements	12	37,000
Developed technology	7	69,000
Core technology	12	95,000
Trade name	3	13,000
Maintenance and outsourcing contract backlog	5	48,000
Hosting contract backlog	6	16,000
Services backlog	2	14,000

		$377,000

The following unaudited pro forma information assumes the legacy Allscripts and legacy Eclipsys Merger occurred as of the beginning of the period presented. The pro forma financial information also includes the business combination accounting effects resulting from the Eclipsys Merger including our amortization charges from acquired intangible assets, the elimination of certain intangible asset amortization incurred by Eclipsys, stock-based compensation charges for equity awards assumed, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though the aforementioned companies were combined at the beginning of the periods presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the merger occurred at the beginning of the earliest period presented, nor of future results of operations. For pro forma purposes, quarterly financial results of legacy Eclipsys have been combined with the recast historical financial results of Allscripts for the three and nine months ended September 30, 2010. The unaudited supplemental pro forma results are as follows:

(In thousands, except per share amounts)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Total Revenue	$313,636	$921,203

Net income (loss)	$16,177	($2,899)

Earnings (loss) per share—basic and diluted	$0.08	($0.02)

The unaudited pro forma information for the three and nine months ended September 30, 2010 includes the following adjustments:

•

Net increase in revenues and net increase in net income representing legacy Eclipsys pre-merger revenues and net income as follows: revenues of $80 million and $342 million and net income of $3 million and $10 million for the three and nine months ended September 30, 2010, respectively;

•	Decrease in revenues of $8 million and $39 million for the three and nine months ended September 30, 2010, respectively, relating to deferred revenue acquisition accounting adjustments;

•

Increase to amortization expense for the three and nine months ended September 30, 2010 of $3 million and $13 million, respectively, related to management’s estimate of the fair value of intangible assets acquired as a result of the Eclipsys Merger. This increase reflects the elimination of all legacy Eclipsys historical intangible asset and capitalized software amortization for the applicable period;

•

Increase to interest expense for the three and nine months ended September 30, 2010 of $5 million and $18 million, respectively, related to the debt used to finance a portion of the stock transactions and contingent share repurchase (“Coniston Transactions”) contemplated by the Framework Agreement dated as of June 9, 2010 (the “Framework Agreement”), among Allscripts, Eclipsys and Misys plc (“Misys”). This increase reflects the elimination of previously recognized interest expense of legacy Allscripts and legacy Eclipsys;

•

Increase to stock-based compensation expense for the three and nine months ended September 30, 2010 of $0 and $5 million, respectively, related to equity awards of legacy Eclipsys assumed as part of the Eclipsys Merger; and

•

Operating expenses include a decrease of $36 million and $0 for the three and nine months ended September 30, 2010, respectively, to reflect transaction-related expenses of legacy Allscripts and legacy Eclipsys as if the merger occurred as of the beginning of the period presented.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. We have no Level 3 financial instruments.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	September 30, 2011			December 31, 2010
(In thousands)		Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$2,908	$0	$2,908	$32,003	$0	$32,003
Marketable securities	Long-term marketable securities	0	1,681	1,681	0	1,733	1,733
Derivatives	Other liabilities and Other assets, respectively	0	(2,193)	(2,193)	0	2,003	2,003

Total		$2,908	($512)	$2,396	$32,003	$3,736	$35,739

We measure our cost method investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. If an evaluation is required, the fair value of these investments will be determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

In January 2011, we purchased preferred stock of dbMotion Ltd., an innovative provider of health interoperability solutions for connected healthcare. The investment of $4 million is included in other assets at September 30, 2011.

In April 2011, we purchased preferred stock of Humedica, Inc., a next-generation clinical informatics company that provides SaaS based business intelligence solutions to the healthcare industry. The investment of $9 million is included in other assets at September 30, 2011.

Our long-term financial liabilities consist of long-term debt with a carrying value that approximates fair value since the interest rate approximates current market rates.

4. Stockholders’ Equity

Stock Repurchases

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. We have repurchased approximately 3 million shares of our common stock for $50 million pursuant to the stock repurchase program. As of September 30, 2011, the amount available for repurchase of common stock under the program was $150 million.

Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Restricted Stock Unit Awards

During the nine months ended September 30, 2011, certain executives were granted awards totaling 426 thousand shares that vest over four years with a grant date fair value of $9 million. The vesting of these executive awards is also subject to a performance metric specifically designed to qualify the awards for the performance-based exemption under Section 162(m) of the Internal Revenue Code. Stock-based compensation expense related to these awards will be recognized over a four-year vesting period under the accelerated attribution method. Additionally, 85 thousand time-based awards with a grant date fair value of $2 million were awarded to certain executives. Stock-based compensation expense related to these awards will be recognized over the vesting period which is four years.

During the nine months ended September 30, 2011, certain executives were also awarded performance-based restricted stock units (“PBRSU”) under the following two performance categories:

Revenues and Adjusted Operating Income

The first category of awards totaling 284 thousand shares with a grant date fair value of $6 million is based on the achievement of targeted revenue and adjusted operating income for the year ending December 31, 2011, both as defined in the grant agreement. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards will be recognized over a three-year vesting period under the accelerated attribution method.

Total Shareholder Return

The second category of awards totaling 142 thousand shares with a grant date fair value of $3 million is dependent on our total shareholder return relative to a specified peer group of companies over a three-year performance period with vesting based on three annual performance segments from the grant date. Fair value of the awards was estimated at the date of grant using the Monte Carlo pricing model. Following completion of the three-year performance period, the Compensation Committee will determine the number of PBRSUs that would vest considering overall performance over the three-year performance period. If the number of shares that would vest under this scenario is greater than the amount vesting under the three annual performance segments, then such greater number of PBRSUs shall vest, reduced by the number of PBRSUs previously vested. Stock-based compensation expense related to these awards will be recognized over a three-year vesting period under the accelerated attribution method.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of RSUs and RSAs that have vested in 2011 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were 116 thousand and 0 for the nine months ended September 30, 2011 and 2010, respectively, and were based on the value of the RSUs and RSAs on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $2 million and $0 during the nine months ended September 30, 2011 and 2010, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

5. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Net income	$20,984	$1,373	$49,473	$33,040
Unrealized (loss) gain on marketable securities, net of tax	(7)	4	(6)	65
Foreign currency translation adjustment	(1,933)	381	(1,091)	381
Net unrealized loss on derivative financial instruments, net of tax	(1,147)	0	(2,561)	0

Total comprehensive income	$17,897	$1,758	$45,815	$33,486

6. Earnings Per Share

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

The calculations of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Basic Earnings per Common Share:
Net income	$20,984	$1,373	$49,473	$33,040

Weighted average common shares outstanding	188,330	156,112	189,110	149,545

Basic Earnings per Common Share	$0.11	$0.01	$0.26	$0.21

Earnings per Common Share Assuming Dilution:
Net income	$20,984	$1,373	$49,473	$33,040

Weighted average common shares outstanding	188,330	156,112	189,110	149,545
Dilutive effect of stock options and restricted stock units awards	3,142	3,502	2,906	3,608

Weighted average common shares outstanding assuming dilution	191,472	159,614	192,016	153,153

Earnings per Common Share Assuming Dilution	$0.11	$0.01	$0.26	$0.21

The following stock options and share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of our common stock during the related periods and the effect of including such stock options and share awards in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Shares subject to anti-dilutive stock options and share awards excluded from calculation	326	250	800	52

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2011			December 31, 2010
(In thousands)	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$361,660	($163,350)	$198,310	$361,660	($142,679)	$218,981
Customer contracts and relationships	534,355	(278,737)	255,618	534,355	(250,667)	283,688

Total	$896,015	($442,087)	$453,928	$896,015	($393,346)	$502,669

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,039,364			1,037,004

Total			$1,091,364			$1,089,004

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Clinical Solutions Segment	Hospital Solutions Segment	Health Solutions Segment	Total
Balance as of December 31, 2010
Goodwill	$341,286	$623,614	$72,104	$1,037,004
Accumulated impairment losses	0	0	0	0

	341,286	623,614	72,104	1,037,004

Purchase accounting adjustments	0	2,360	0	2,360
Balance as of September 30, 2011
Goodwill	341,286	625,974	72,104	1,039,364
Accumulated impairment losses	0	0	0	0

	$341,286	$625,974	$72,104	$1,039,364

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (which can be up to one year from the date of an acquisition). Goodwill purchase accounting adjustments during the nine months ended September 30, 2011 for our hospital solutions segment are primarily related to fair value adjustments of certain acquired tax liabilities.

8. Debt

Debt outstanding consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010

Senior Secured Credit Facilities (long-term portion)	$337,557	$459,750
Senior Secured Credit Facilities (current portion)	39,713	29,375

Total debt	$377,270	$489,125

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Interest expense	$2,981	$2,582	$10,801	$3,186
Debt cost amortization	765	487	3,982	665
Write off of unamortized deferred debt issuance costs	0	468	1,940	614

Total interest expense	$3,746	$3,537	$16,723	$4,465

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

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the nine months ended September 30, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet at September 30, 2011.

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

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The remaining quarterly installment payments, as adjusted for any prepayments on the Term Facility through September 30, 2011, are as follows (in thousands):

Quarterly Installments	Quarterly Principal Amount
December 31, 2011 to September 30, 2012	$9,928
December 31, 2012 to September 30, 2013	14,892
December 31, 2013 to September 30, 2014	19,856
December 31, 2014 to June 30, 2015	24,820
August 20, 2015	Remaining balance

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

As of September 30, 2011, $377 million in borrowings and $2 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of September 30, 2011, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 1.75%, which totaled 1.99%. Refer to Note 12 for the discussion of the interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of September 30, 2011. As of September 30, 2011, the unamortized deferred debt issuance costs totaled $16 million, and are included within other assets on the balance sheet.

As of September 30, 2011, we had $248 million available, net of any outstanding borrowings and letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

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

We file income tax returns in the U.S. federal jurisdiction, numerous states and multiple international countries.

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

The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2011 could be different from the forecast rate. The effective tax rate was 38.5% and 130.5% for the three months ended September 30, 2011 and 2010, respectively, and 36.9% and 31.0% for the nine months ended September 30, 2011 and 2010, respectively.

The effective tax rate decreased in the three months ended September 30, 2011 compared to the prior year due to nondeductible expenses incurred in the prior year related to the Eclipsys merger and Coniston transactions. The effective tax rate for the nine months ended September 30, 2011 is higher compared to the prior year primarily due to the recognition of several years’ research and development credits during the prior year and the recognition of a benefit related to the revaluation of state deferred tax liabilities during the nine months ended September 30, 2010.

10. Commitment with Strategic Partner

On March 31, 2011, we entered into a ten year agreement with Affiliated Computer Services, Inc. (“ACS”) to provide services to support our remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to ACS for current Allscripts’ employees to be retained by ACS from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During April 2011, in connection with the agreement we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to ACS for cash at a value approximating book value of such assets totaling $20 million. Expenses incurred under this agreement are included in cost of revenue and totaled $10 million and $14 million for the three and nine months ended September 30, 2011, respectively.

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

We have organized our business around groups of similar customers, which resulted in three reportable segments: clinical solutions, hospital solutions and health solutions. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The hospital solutions segment reflects the operations, subsequent to the completion of the merger, August 24, 2010, of our acute care hospital solutions acquired in the Eclipsys Merger. The hospital solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Hospital solutions include software, related installation and training services, the resale of related hardware, hosting of our software and outsourced solutions. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital and homecare providers. Health solutions include software, related installation and training services, the resale of related hardware and hosting of our software.

We do not track our assets by segment or allocate interest and income taxes to its operating segments. In addition, we record corporate selling, general, and administrative expenses and amortization of intangibles in its unallocated corporate costs. These costs are not included in the evaluation of the financial performance of the operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Revenue
Clinical solutions	$173,375	$160,957	$514,678	$478,557
Hospital solutions	162,411	51,228	451,955	51,228
Health solutions	32,977	30,208	94,269	88,373

Total revenue	$368,763	$242,393	$1,060,902	$618,158

Income from operations
Clinical solutions	$42,991	$40,574	$131,491	$128,070
Hospital solutions	34,748	8,005	100,240	8,005
Health solutions	18,414	16,570	50,630	46,593
Unallocated corporate expenses	(58,727)	(66,368)	(188,387)	(131,274)

Total income (loss) from operations	$37,426	($1,219)	$93,974	$51,394

12. Derivative Financial Instruments

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero.

The interest rate swap agreement is currently our only derivative instrument and it is not used for trading purposes. Allscripts has not entered into any foreign currency hedging contracts during the three and nine months ended September 30, 2011 and 2010. In the future we may enter into foreign currency exchange contracts to offset certain operational exposures from the impact of changes in foreign exchange rates.

The fair value of the derivative instrument was as follows:

(In thousands)	September 30, 2011	December 31, 2010
Fair value of interest rate swap agreement	($2,193)	$2,003

We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Effective Portion
Loss recognized in OCI, net of tax effects of $738, $0, $1,635 and $0, respectively	($1,147)	$0	($2,561)	$0
Loss reclassified from OCI to interest expense	$535	$0	$1,528	$0
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that $2 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate 1.99% as of September 30, 2011 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2011. We held no other derivative instruments during the three and nine months ended September 30, 2010.

There were no realized gains (losses) on derivatives for the three and nine months ended September 30, 2011 and 2010, other than those related to the periodic settlement of the swap.

13. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance for testing goodwill for impairment. This guidance allows entities to use a qualitative approach to test goodwill for impairment. The guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe our adoption of this new guidance will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We do not believe our adoption of this new guidance will have a significant impact on our consolidated financial statements.

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

In December 2010, the FASB issued guidance regarding the disclosure of supplementary pro forma information for business combinations to improve consistency in how pro forma disclosures are calculated by enhancing the disclosure requirements and requiring a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. This updated guidance is effective for us in 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. Accordingly, we adopted this new guidance on the effective date and it will be applied prospectively to business combination disclosures for which the acquisition date is on or after the effective date.

In February 2010, the FASB revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. We adopted the guidance on June 1, 2010 for interim and annual reporting, except for the gross presentation of the Level 3 roll forward information, which will be required for interim and annual periods beginning June 1, 2011. This guidance did not have a material impact on the consolidated financial statements.

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

14. Contingencies

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff, and on November 25, 2009, an amended complaint was filed containing allegations that the Company, Tullman and Davis made materially false and misleading statements and/or omissions in connection with the release of TouchWorks EHR, Version 11. On January 11, 2010, the Company filed a motion to dismiss the lawsuit. On April 13, 2010, the court granted the Company’s motion to dismiss on the grounds that plaintiffs failed to sufficiently describe the confidential sources upon which the allegations in the amended complaint were based. On May 12, 2010, the court granted plaintiffs leave to replead. On May 14, 2010, plaintiffs filed a second amended complaint, which attributed certain allegations to four different confidential witnesses, but made no other substantive changes. On June 11, 2010, the Company filed a motion to dismiss the second amended complaint. On March 10, 2011, the motion was granted in substantial part. However, the Court denied the motion with respect to two alleged false statements. The defendants have answered the remaining portions of the complaint, are engaged in discovery and intend to vigorously defend the litigation.

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

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On or about November 1, 2010, Defendants moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida. The Florida Business Court granted Defendants’ motion for transfer on January 13, 2011. The Defendants also filed motions to dismiss the amended complaint on November 16, 2010 and December 6, 2010. The motions to dismiss were denied on April 1, 2011 and we have answered the complaint. Discovery in this matter is ongoing. The case is currently on the court’s September 2012 trial calendar.

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

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. Our businesses deliver innovative solutions that provide physicians, nurses and other healthcare professionals with just-right, just-in-time information, connect them to each other across the entire community of care, and transform healthcare by improving the quality and efficiency of patient care.

We provide a variety of integrated clinical software applications for hospitals, physician practices and post-acute organizations. For hospitals and health systems these include our Sunrise Enterprise suite of clinical solutions, comprising a full acute care Electronic Health Record (“EHR”), integrated with financial/administrative solutions including performance management and revenue cycle/access management. Our acute care solutions include modules of the Sunrise suite available on a stand-alone basis, as well as additional stand-alone solutions including Emergency Department Information System (“EDIS”), care management and discharge management. Allscripts Outsourcing enables hospitals to concentrate on their core mission while using IT to improve clinical, financial and operational outcomes. Allscripts Remote Hosting helps healthcare organizations manage their complex healthcare IT solutions infrastructure while freeing up the physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site.

For physician practices of every size and kind, our solutions include: integrated EHR and practice management functionality available either via traditional on-premise delivery or as a Software-as-a-Service (“SaaS”) or “cloud-based” solution; revenue cycle management software and our new Revenue Cycle Management Services solution that enable practices to outsource their full revenue cycle to Allscripts or address requirements in-house; clearinghouse services; stand-alone electronic prescribing; and document imaging solutions for physician practices. Allscripts also provides a variety of solutions for home care and other post-acute organizations ranging from EHR to referral management.

All three categories of clients leverage Allscripts mobile solutions that deliver EHR and other capabilities for remote use on a wide variety of mobile devices including iPad, iPhone, BlackBerry, Android and Windows Mobile smartphones. Additional add-on applications include our patient portal, patient kiosk, prenatal, and analytics solutions. Our community-based solutions for hospitals and health systems, delivered in partnership with dbMotion, deliver meaningful health information exchange and enable information connectivity across entire communities of providers, which helps our clients compete in an evolving marketplace.

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

We believe a combination of executive branch and legislative leadership at the federal level, the promulgation of new industry standards, expanded support from private payers, and the availability of several federal and state incentives that exist today for e-prescribing, EHR utilization and pay-for-quality initiatives will soon make EHRs as common as practice management systems in ambulatory physician offices. It is our belief that the HITECH Act (passed as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”)) and provisions included in other pieces of legislation is becoming the single biggest driver of technology adoption in the history of the healthcare industry since the requirement of electronic claims submissions. We believe that widespread expectations that the Department of Health and Human Services may defer the start of Stage 2 of the HITECH incentive program is helping larger provider organizations feel comfortable moving forward with their implementation plans. At the same time, we believe we are well positioned to capitalize on growth opportunities beyond ARRA, especially as the industry transitions to a value-driven reimbursement system within both public and private payment schemas. The approach of paying providers more for improving patient health rather than for the volume of services they provide will increasingly require healthcare organizations to invest in information solutions like those provided by Allscripts to enable them to track, analyze, aggregate and report patient health outcomes and then implement improvement plans after analyzing the information.

Management believes that ARRA has resulted in additional related new orders for all of our EHR products and we expect this to remain the case in the short term.

Additionally, we continue to experience demand in small physician offices for subscription-based SaaS arrangements as opposed to pure licensing arrangements, which reflects a broader motivation to reduce capital outlays. This shift to subscription from license (which is the manner in which we traditionally sell our software applications) results in recurring revenue over a longer period of time than we have achieved historically, as opposed to revenue recognized on license fees.

We also continue to see an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for their affiliated physicians to leverage buying power and take advantage of ARRA incentives across their physician base. This activity has also resulted in a “pull-through” effect where smaller practices affiliated with the community hospital are also incentivized to participate, even without a subsidy, so the health system can expand connectivity within the larger local provider community and connect to its affiliated providers. This pull-through effect has contributed to new orders for our Professional EHR and MyWay offerings. Management believes that the focus on new orders driven by the federal EHR incentive program will continue to expand as more physicians seek to qualify for the federal incentives and other healthcare IT-driven programs. The associated challenge facing our management is to successfully position and sell our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians.

A significant number of our acute care and ambulatory customers are focused on qualifying for ARRA incentive payments in 2011. As a result, much of our professional services deployment capacity is focused on helping our customers upgrade to the current releases of our EHR products that are “certified EHR technology” under HITECH regulatory definitions as well as implement any additional modules that may be required by our customers to achieve “meaningful use.” Our professional services margins could be impacted as we supplement our staff with third party resources to help meet the demand. We expect this adoption trend to continue into the near future as “meaningful use” Stage 2 requirements are defined and customers react to such requirements as well as other value-driven programs being unveiled by the government. These might include the Accountable Care Organization concept, value-based purchasing regulations, and the expansion of the patient-centered medical home concept, which is an area of significant interest among the Allscripts client base.

Today we provide one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions with enterprise solutions for hospitals and health systems, the company offers a single platform of clinical, financial, connectivity and information solutions connecting every significant sector of healthcare.

Given the breadth of our solutions portfolio and customer types, we are uniquely positioned to connect physicians, other care providers and patients across care settings including hospitals, small or large physician practices, post-acute care facilities, or in a home care setting. We are experiencing increasing success competing for net-new opportunities among hospitals and health systems that are looking to one information technology vendor to provide a single, end-to-end solution across all points of care. We believe our leading market share in the ambulatory space, in particular, gives us a competitive advantage in this regard as hospitals and health systems increasingly seek to leverage the EHR to build referring relationships with independent physicians across the communities they serve. At the same time, we are experiencing increasing success competing for new opportunities among hospitals and health systems that prefer to keep the best of their existing IT systems while upgrading their inpatient EHR. Our open Helios-based architecture platform for Sunrise Clinical Manager enables Allscripts to deliver an inpatient EHR that can easily be interfaced with existing laboratory, radiology, financial and other third-party systems. We are seeing significant interest in this approach among both large and community hospitals who prefer to avoid a rip-and-replace strategy.

Other recently enacted public laws reforming the U.S. healthcare system may also have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and the Company’s customers. Some of these provisions may have a positive impact, such as prompting further expansion in the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact. Increases in fraud and abuse penalties may also adversely affect participants in the healthcare sector, including the Company. Additionally, the recent legislation addressing the need for an increase in the country’s debt ceiling could prove to negatively affect client cash flow from the Medicare and Medicaid programs, as could the potential compromise currently under discussion by the Joint Select Committee on Deficit Reduction, thereby leading to a delay in purchasing plans. The implementation of regulations related to ANSI-5010 and ICD-10 are also of immediate interest to our client base; these will present a positive opportunity for the company in the context of product upgrades but also could place a burden on Allscripts to meet implementation and training demands in the midst of an already demanding environment.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies as previously disclosed in our Transition Report on Form 10-KT for the seven months ended December 31, 2010 except for the change described below.

During the three months ended June 30, 2011, we voluntarily changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from May 31 to the first day of the fiscal fourth quarter. This change is preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with our strategic planning and budgeting process, which will allow management to utilize the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of our reporting units. The change did not delay, accelerate, nor avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue:
System sales	$62,568	$46,913	33.4%	$181,930	$135,573	34.2%
Professional services	65,275	38,948	67.6%	179,004	82,341	117.4%
Maintenance	110,349	76,827	43.6%	313,932	206,472	52.0%
Transaction processing and other	130,571	79,705	63.8%	386,036	193,772	99.2%

Total revenue	368,763	242,393	52.1%	1,060,902	618,158	71.6%

Cost of revenue:
System sales	39,604	22,199	78.4%	110,420	70,250	57.2%
Professional services	56,305	33,556	67.8%	150,367	71,553	110.1%
Maintenance	32,840	26,806	22.5%	100,963	68,352	47.7%
Transaction processing and other	73,014	35,420	106.1%	204,507	74,961	172.8%

Total cost of revenue	201,763	117,981	71.0%	566,257	285,116	98.6%

Gross profit	167,000	124,412	34.2%	494,645	333,042	48.5%
% of Revenue	45.3%	51.3%		46.6%	53.9%
Selling, general and administrative expenses	94,120	103,358	(8.9%)	299,800	226,551	32.3%
Research and development	26,032	16,697	55.9%	72,800	44,545	63.4%
Amortization of intangible assets	9,422	5,576	69.0%	28,071	10,552	166.0%

Income (loss) from operations	37,426	(1,219)	NM	93,974	51,394	82.9%
Interest expense	(3,746)	(3,537)	5.9%	(16,723)	(4,465)	274.5%
Interest income and other, net	425	250	70.0%	1,184	979	20.9%

Income (loss) before income taxes	34,105	(4,506)	NM	78,435	47,908	63.7%
(Provision) benefit for income taxes	(13,121)	5,879	NM	(28,962)	(14,868)	94.8%

Effective tax rate	38.5%	130.5%		36.9%	31.0%
Net income	$20,984	$1,373	1428.3%	$49,473	$33,040	49.7%

NM — not meaningful

Revenue

Revenue for the three and nine months ended September 30, 2011 includes the results of Eclipsys, and revenue for the three and nine months ended September 30, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys revenue totaling $162 million and $51 million for the three months ended September 30, 2011 and 2010, respectively, and $452 million and $51 million for the nine months ended September 30, 2011 and 2010, respectively, as shown below in the Hospital Solutions segment, revenue for the three and nine months ended September 30, 2011 and 2010 consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue:
System sales	$40,040	$40,276	(0.6%)	$121,911	$128,936	(5.4%)
Professional services	33,843	28,054	20.6%	93,199	71,447	30.4%
Maintenance	70,173	64,444	8.9%	204,207	194,089	5.2%
Transaction processing and other	62,296	58,391	6.7%	189,630	172,458	10.0%

Total revenue	$206,352	$191,165	7.9%	$608,947	$566,930	7.4%

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Excluding the revenues contributed by Eclipsys during the three and nine months ended September 30, 2011 and 2010, total revenue increased due to higher professional services revenue which was driven by an increase in professional services headcount which increased our ability to provide more billable services. We increased headcount primarily in response to the demand associated with “meaningful use” upgrade services. Also, maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts. Partially offsetting the increase in maintenance revenue for the nine months ended September 30, 2011 is a $4 million decrease in hardware maintenance revenues. SaaS revenues are included in transaction processing and other and contributed $4 million and $12 million of the increase in revenue compared to the three and nine months ended September 30, 2010, respectively. Partially offsetting the increase in total revenue for the nine months ended September 30, 2011 is a decrease in system sales compared to the prior year due to a decrease in system software revenues. The recast prior year comparable period includes the last two months of our fourth quarter results under our prior fiscal year, May 31. Our fourth quarter has historically been the quarter with the highest amount of software revenues. Accordingly, the recast 2010 comparable period’s software revenues are high when compared to the software revenues for the nine months ended September 30, 2011.

Gross Profit

Gross profit for the three and nine months ended September 30, 2011 includes the results of Eclipsys, and gross profit for the three and nine months ended September 30, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys gross profit totaling $65 million and $21 million for the three months ended September 30, 2011 and 2010, respectively, and $183 million and $21 million for the nine months ended September 30, 2011 and 2010, respectively, as shown below in the Hospital Solutions segment, gross profit for the three and nine months ended September 30, 2011 and 2010 consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change

Total cost of revenue	$103,942	$87,277	19.1%	$297,361	$254,412	16.9%

Gross profit	$102,410	$103,888	(1.4%)	$311,586	$312,518	(0.3%)
% of Revenue	49.6%	54.3%		51.2%	55.1%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Excluding the impact of gross profit contributed by Eclipsys during the three months ended September 30, 2011 and 2010, the slight decrease in gross profit is attributable to a $3 million increase in the amortization of software development costs and an increase in professional services cost of revenue primarily due to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services which offset an increase in professional services revenue. Also, an increase in transaction processing and other revenue was offset by higher costs as we added headcount and made infrastructure improvements in response to an increase in our customer base due to increased demand for our SaaS solutions. These decreases were partially offset by an increase in software maintenance revenue. Gross profit as a percent of revenue declined compared to the prior year due primarily to the increases in amortization of software development costs, professional services costs and transaction processing related costs.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Excluding the impact of gross profit contributed by Eclipsys during the nine months ended September 30, 2011 and 2010, we realized a small decrease in gross profit attributable to a decrease in software revenues discussed above combined with a $9 million increase in the amortization of software development costs, and an increase in professional services revenue which is offset by an increase in costs due to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services. These decreases were partially offset by an increase in software maintenance revenue and an increase in transaction processing and other revenue that was driven by an increase in our customer base due to increased demand for our SaaS solutions. Transaction processing revenue was partially offset by higher costs due to an increase in headcount and costs associated with infrastructure improvements. Gross profit as a percent of revenue declined compared to the prior year due primarily to the increases in amortization of software development costs, professional services costs and additional transaction processing related costs.

Income from Operations

Income from operations for the three and nine months ended September 30, 2011 includes the results of Eclipsys, and income from operations for the three and nine months ended September 30, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys income (loss) from operations totaling $10 million and ($7) million for the three months ended September 30, 2011 and 2010, respectively, and $26 million and ($7) million for the nine months ended September 30, 2011 and 2010, respectively, income from operations for the three and nine months ended September 30, 2011 and 2010 consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change

Income from operations	$27,920	$6,012	364.4%	$68,024	$58,625	16.0%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Excluding the impact of operating income by Eclipsys during the three months ended September 30, 2011 and 2010, the increase in operating income is primarily due to a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $18 million as compared to the prior year and a decrease in headcount-related expenses. Partially offsetting these decreases in expenses was a decrease in gross profit discussed above and a net increase in research and development expenses of $2 million due primarily to a decrease in the capitalization of software development costs during the three months ended September 30, 2011 compared to the prior year. Income from operations reflects capitalization of software development costs during the three months ended September 30, 2011 and 2010 totaling $8 million and $14 million, respectively. Capitalization of such costs is higher in the prior year as we increased development efforts to address initial “meaningful use” requirements.

The Eclipsys income from operations for the three months ended September 30, 2011 and 2010 includes a $2 million and $7 million, respectively, deferred revenue adjustment related to the Eclipsys Merger that negatively impacts revenue, amortization of intangibles acquired in the Eclipsys Merger totaling $12 million and $5 million, respectively, and reflects capitalized software development costs of $8 million and $2 million, respectively.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Excluding the impact of operating income by Eclipsys during the nine months ended September 30, 2011 and 2010, the increase in operating income is primarily due to a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $8 million as compared to the prior year and a decrease in headcount-related expenses. Partially offsetting these decreases in expenses is an increase in stock compensation expense and an increase in legal expenses in connection with general legal matters, negotiating transactions with customers and addressing claims asserted against the Company. Research and development expenses increased slightly primarily due to a decrease in the capitalization of software development costs compared to the prior year.

The Eclipsys income from operations for the nine months ended September 30, 2011 and 2010 includes a $19 million and $7 million, respectively, deferred revenue adjustment related to the Eclipsys Merger that negatively impacts revenue, amortization of intangibles acquired in the Eclipsys Merger totaling $37 million and $5 million, respectively, and reflects capitalized software developments costs of $22 million and $2 million, respectively.

Segment Operations

Overview of Segment Results

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue
Clinical solutions	$173,375	$160,957	7.7%	$514,678	$478,557	7.5%
Hospital solutions	162,411	51,228	NM	451,955	51,228	NM
Health solutions	32,977	30,208	9.2%	94,269	88,373	6.7%

Total revenue	$368,763	$242,393	52.1%	$1,060,902	$618,158	71.6%

Income from operations
Clinical solutions	$42,991	$40,574	6.0%	$131,491	$128,070	2.7%
Hospital solutions	34,748	8,005	NM	100,240	8,005	NM
Health solutions	18,414	16,570	11.1%	50,630	46,593	8.7%
Unallocated corporate expenses	(58,727)	(66,368)	(11.5%)	(188,387)	(131,274)	43.5%

Total income (loss) from operations	$37,426	($1,219)	NM	$93,974	$51,394	NM

Clinical Solutions

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue:
System sales	$35,375	$35,362	0.0%	$108,022	$114,024	(5.3%)
Professional services	29,924	23,621	26.7%	82,187	60,542	35.8%
Maintenance	60,019	56,053	7.1%	175,764	167,569	4.9%
Transaction processing and other	48,057	45,921	4.7%	148,705	136,422	9.0%

Total revenue	173,375	160,957	7.7%	514,678	478,557	7.5%

Total cost of revenue	95,000	79,669	19.2%	270,898	231,115	17.2%

Gross profit	78,375	81,288	(3.6%)	243,780	247,442	(1.5%)
% of Revenue	45.2%	50.5%		47.4%	51.7%
Selling, general and administrative expenses	22,510	29,176	(22.8%)	75,596	84,626	(10.7%)
Research and development	12,874	11,538	11.6%	36,693	34,746	5.6%

Income from operations	$42,991	$40,574	6.0%	$131,491	$128,070	2.7%

Revenue

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Clinical solutions revenue increased during the three and nine months ended September 30, 2011 primarily due to an increase in professional services revenue driven by an increase in professional services headcount which increased our ability to provide more billable services. Maintenance revenue and transaction processing revenue also increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts. These increases in revenue for the nine months ended September 30, 2011 were partially offset by a decrease in system sales compared to the nine months ended September 30, 2010 primarily due to a decrease in software revenues. The recast prior year comparable period includes the last two months of our fourth quarter results under our prior fiscal year, May 31. Our fourth quarter has historically been the quarter with the highest amount of software revenues. Accordingly, the recast comparable period software revenues are high when compared to the software revenues for the nine months ended September 30, 2011.

Gross Profit

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Clinical solutions gross profit decreased during the three months ended September 30, 2011 primarily due to an increase in professional services cost of revenue attributable to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services which offset an increase in professional services revenue, an increase of $2 million in the amortization of software development costs, and an increase in transaction processing-related costs as we increased headcount and improved our infrastructure in response to demand for our SaaS and hosting solutions which offset the increase transaction processing revenue. These increases were partially offset by an increase in maintenance revenue. Gross profit as a percent of revenue declined compared to the prior year comparable period due primarily to the increases in amortization of software development costs, professional services costs and additional transaction processing related costs incurred.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Clinical solutions gross profit decreased during the nine months ended September 30, 2011 primarily due to the decrease in software revenues discussed above combined with a $7 million increase in the amortization of software development costs and an increase in professional services cost of revenue attributable to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services which offset an increase in professional services revenue. Partially offsetting these changes was an increase in maintenance primarily related to growth in our customer base and annual maintenance fee increases under existing contracts. Gross profit as a percent of revenue declined compared to the prior year due primarily to the increases in amortization of software development costs, and professional services costs described above and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS and hosting solutions.

Selling, General and Administrative

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Clinical solutions selling, general and administrative expenses during the three and nine months ended September 30, 2011 decreased compared to the prior year comparable periods primarily due to lower headcount-related costs.

Research and Development

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Clinical solutions research and development costs increased slightly during the three and nine months ended September 30, 2011 primarily due to a decrease in the capitalization of software development costs of $3 million and $1 million, respectively, which was partially offset by a decrease in headcount-related costs due to fewer external research and development resources required to achieve our development objectives. Capitalization of software development costs is higher in the prior year as we increased development efforts to address initial “meaningful use” requirements.

Hospital Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue:
System sales	$22,528	$6,637	NM	$60,019	$6,637	NM
Professional services	31,432	10,894	NM	85,805	10,894	NM
Maintenance	40,176	12,383	NM	109,725	12,383	NM
Transaction processing and other	68,275	21,314	NM	196,406	21,314	NM

Total revenue	162,411	51,228	NM	451,955	51,228	NM

Total cost of revenue	97,821	30,704	NM	268,896	30,704	NM

Gross profit	64,590	20,524	NM	183,059	20,524	NM
% of Revenue	39.8%	40.1%	NM	40.5%	40.1%	NM
Selling, general and administrative expenses	18,832	8,658	NM	52,462	8,658	NM
Research and development	11,010	3,861	NM	30,357	3,861	NM

Income from operations	$34,748	$8,005	NM	$100,240	$8,005	NM

Revenues and expenses for the three and nine months ended September 30, 2010 reflect the operations, subsequent to the completion of the merger, August 24, 2010, of our acute care hospital solutions acquired in the Eclipsys Merger.

System sales and professional services are revenue categories driven by client orders and the mix of such orders (i.e., software, hardware, professional services, etc.). Maintenance and transaction processing and other revenues are also driven by client orders; however, these revenue categories are more recurring in nature and include offerings such as remote hosting and outsourcing. Overall, revenues are negatively impacted by the amortization of a deferred revenue adjustment related to the Eclipsys Merger totaling $2 million and $19 million for the three and nine months ended September 30, 2011, respectively. Gross profit is also negatively impacted by this same adjustment in addition to amortization of intangibles acquired in the Eclipsys Merger totaling $4 million and $13 million for the three and nine months ended September 30, 2011, respectively. Selling, general and administrative expenses, and research and development expenses, reflect recurring costs of the hospital solutions segment, and are net of capitalized software development costs of $8 million and $22 million for the three and nine months ended September 30, 2011, respectively.

Health Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue:
System sales	$4,665	$4,914	(5.1%)	$13,889	$14,912	(6.9%)
Professional services	3,919	4,433	(11.6%)	11,012	10,905	1.0%
Maintenance	10,154	8,391	21.0%	28,443	26,520	7.3%
Transaction processing and other	14,239	12,470	14.2%	40,925	36,036	13.6%

Total revenue	32,977	30,208	9.2%	94,269	88,373	6.7%

Total cost of revenue	8,942	7,608	17.5%	26,463	23,297	13.6%

Gross profit	24,035	22,600	6.3%	67,806	65,076	4.2%
% of Revenue	72.9%	74.8%		71.9%	73.6%
Selling, general and administrative expenses	3,473	4,732	(26.6%)	11,426	12,545	(8.9%)
Research and development	2,148	1,298	65.5%	5,750	5,938	(3.2%)

Income from operations	$18,414	$16,570	11.1%	$50,630	$46,593	8.7%

Revenue

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Health solutions revenue increased during the three and nine months ended September 30, 2011 primarily as a result of increases in transaction processing and other revenue driven by increased demand for our SaaS solutions. Partially offsetting these increases is a decrease in system sales as our revenue mix continues to shift more to SaaS solutions.

Gross Profit

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Health solutions gross profit during the three and nine months ended September 30, 2011 increased compared to the prior year due to increase in maintenance and transaction processing and other revenue which was offset by a decrease in system sales and an increase in the amortization of software development costs. Gross profit as a percentage of revenue for the three and nine months ended September 30, 2011 decreased from the prior year primarily due to an increase in amortization of software development costs and other software-related costs. We also realized a slight change in our revenue mix which included a higher percentage of lower margin hardware sales.

Selling, General and Administrative

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Health solutions selling, general and administrative expenses for the three and nine months ended September 30, 2011 decreased due to lower headcount-related expenses.

Research and Development

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Health solutions research and development costs increased in the three months ended September 30, 2011 primarily due to a decrease in the capitalization of software development costs. Research and development expenses in the nine months ended September 30, 2011 were in line with the prior year amount.

Unallocated Corporate Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change

Unallocated corporate expenses
Selling, general and administrative expenses	(49,305)	(60,792)	(18.9%)	(160,316)	(120,722)	32.8%
Amortization of intangible assets	(9,422)	(5,576)	69.0%	(28,071)	(10,552)	166.0%

Total unallocated corporate expenses included in income from operations	($58,727)	($66,368)	(11.5%)	($188,387)	($131,274)	43.5%

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Selling, general and administrative expenses decreased during the three months ended September 30, 2011 primarily due to a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $18 million and a decrease in headcount-related expenses partially offset by increases in stock compensation expense and legal expenses incurred in connection with general legal matters, negotiating transactions with customers and addressing claims asserted against the Company.

Selling, general and administrative expenses increased during the nine months ended September 30, 2011 primarily due to increases in headcount-related expenses, stock compensation expense and legal expenses incurred in connection with general legal matters, negotiating transactions with customers and addressing claims asserted against the Company. These increases were partially offset by a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $8 million.

Unallocated corporate selling, general and administrative expenses include expenses incurred by legacy Eclipsys totaling $17 million and $12 million for the three months ended September 30, 2011 and 2010, respectively, and $51 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively.

Unallocated corporate amortization of intangible assets increased during the three and nine months ended September 30, 2011 as a result of amortization expense related to intangible assets acquired in the Eclipsys Merger totaling $8 million and $3 million for the three months ended September 30, 2011 and 2010, respectively, and $24 million and $3 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change

Interest expense	($3,746)	($3,537)	5.9%	($16,723)	($4,465)	274.5%

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Interest expense increased during the three and nine months ended September 30, 2011 as compared to the prior year comparable periods due to interest incurred on the amounts drawn against the Senior Secured Credit Facilities in order to fund the Coniston Transactions, and the write-off during the nine months ended September 30, 2011 of previously deferred debt issuance costs totaling $2 million in connection with executing the Amended and Restated Credit Agreement.

Interest Income and Other, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change

Interest income and other, net	$425	$250	70.0%	$1,184	$979	20.9%

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

The increase in interest income and other, net during the three months ended September 30, 2011 is primarily due to an increase in the imputed interest income from the indemnification asset provided in connection with the acquired tax positions from the Coniston Transactions.

Interest income and other, net during the nine months ended September 30, 2011 was in line with the prior year comparable period.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2010	% Change	2011	2010	% Change

(Provision) benefit for income taxes	($13,121)	$5,879	(323.2%)	($28,962)	($14,868)	94.8%
Effective tax rate	38.5%	130.5%		36.9%	31.0%

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

The effective tax rate decreased in the three months ended September 30, 2011 compared to the prior year due to nondeductible expenses incurred in the prior year related to the Eclipsys merger and Coniston transactions. The effective tax rate for the nine months ended September 30, 2011 is higher compared to the prior year primarily due to the recognition of several years’ research and development credits during the prior year and the recognition of a benefit related to the revaluation of state deferred tax liabilities during the nine months ended September 30, 2010.

Contract Backlog

As of September 30, 2011 and 2010, we had a committed contract backlog of $2,765 million and $2,593 million, respectively. Of the total contract backlog, $631 million and $589 million, as of September 30, 2011 and 2010, respectively, was related to long-term SaaS contract commitments.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS, and totaled $267 million and $199 million in the three months ended September 30, 2011 and 2010, respectively, and $724 million and $640 million in the nine months ended September 30, 2011 and 2010, respectively. Bookings amounts for the three and nine months ended September 30, 2010 include pre-merger amounts of legacy Eclipsys.

Liquidity and Capital Resources

As of September 30, 2011 and 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $86 million and $122 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2011	2010	$ Change

Net income	$49,473	$33,040	$16,433
Non-cash adjustments to net income	158,376	73,669	84,707
Cash impact of changes in operating assets and liabilities	(46,524)	(2,140)	(44,384)

Net cash provided by operating activities	$161,325	$104,569	$56,756

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net cash provided by operating activities increased in the nine months ended September 30, 2011 primarily due to an increase in cash received from customers attributable to the cash contribution by legacy Eclipsys from the date of the merger, August 24, 2010. This increase was partially offset by an increase in operating disbursements also attributable to legacy Eclipsys.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2011	2010	$ Change

Capital expenditures	($33,301)	($18,622)	($14,679)
Capitalized software	(46,529)	(28,767)	(17,762)
Net (purchases) sales and maturities of marketable securities and other investments	(12,857)	2,788	(15,645)
Proceeds received from sale of fixed assets	20,000	0	20,000
Change in restricted cash	2,225	2,216	9
Net cash acquired in merger with Eclipsys	0	170,102	(170,102)

Net cash (used in) provided by investing activities	($70,462)	$127,717	($198,179)

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net cash used in investing activities increased during the nine months ended September 30, 2011 primarily due to increases in capital expenditures and software development expenditures. Also, the prior year includes cash and restricted cash acquired in the Eclipsys Merger. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our SaaS and hosting solutions. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during the nine months ended September 30, 2011 that was driven by new product initiatives and regulatory updates to existing products related to “meaningful use.” Capital expenditures and capitalized software expenditures are also higher during the nine months ended September 30, 2011 due to the inclusion of amounts related to legacy Eclipsys. Our investments in dbMotion Ltd. and Humedica, Inc. also contributed to the increase. These increases were partially offset by proceeds received from the sale of a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to Affiliated Computer Services, Inc. (“ACS”), and the elimination of our restricted cash balance due to the expiration of certain letters of credit.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2011	2010	$ Change

Net proceeds from stock-based compensation activities and employee stock purchase plan	$27,481	$2,913	$24,568
Excess tax benefits from stock-based compensation	4,688	(605)	5,293
Taxes paid related to net share settlement of equity awards	(2,179)	0	(2,179)
Payments on debt instruments	(161,570)	(64,953)	(96,617)
Credit facility borrowings, net of issuance costs	47,193	547,744	(500,551)
Repurchase of common stock	(50,051)	(679,000)	628,949

Net cash used in financing activities	($134,438)	($193,901)	$59,463

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net cash used in financing activities decreased during the nine months ended September 30, 2011 compared to the prior year primarily due to the current year increase in proceeds from stock-based compensation activities and considering the prior year effects of the repurchase of common stock related to the reduction of Misys plc ownership in Allscripts and proceeds from the Senior Secured Credit Facilities which were used to fund the Coniston Transactions in connection with the Eclipsys Merger did not recur. Payments on debt instruments increased due to repayment of borrowings under the Senior Secured Credit Facilities which originated in August 2010. Also, additional payments and borrowings, each totaling $49 million, net of $1 million in debt issuance costs, occurred in the current year in connection with the Amended and Restated Credit Agreement. We repurchased approximately 3 million shares of our common stock for $50 million during the nine months ended September 30, 2011 pursuant to the stock repurchase program. As of September 30, 2011, the amount available for repurchase of common stock under the program was $150 million.

Free Cash Flow

To supplement our statements of cash flows presented on a GAAP basis, we use a non-GAAP measure of free cash flow which we believe is also useful as one of the bases for evaluating our performance. We believe free cash flow is an important liquidity metric, as it measures the amount of cash generated that is available to repay our current debt obligations, make investments, fund acquisitions, repurchase our common stock and for certain other activities. The presentation of non-GAAP free cash flow is not meant to be considered in isolation and should not be considered a substitute for income from operations, net income, net cash provided by operating activities or any other measure determined in accordance with GAAP. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, operating efficiencies, increases or decreases in capital expenditures and capitalized software, and other factors.

We calculate free cash flow as follows:

	Nine Months Ended September 30,
(In thousands)	2011	2010	$ Change

Net cash provided by operating activities	$161,325	$104,569	$56,756
Capital expenditures	(33,301)	(18,622)	(14,679)
Capitalized software	(46,529)	(28,767)	(17,762)

Free cash flow	$81,495	$57,180	$24,315

Amounts for each element of the table above are as reported in our consolidated statements of cash flows presented in accordance with GAAP.

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

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the nine months ended September 30, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet at September 30, 2011.

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

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The remaining quarterly installment payments, as adjusted for any prepayments on the Term Facility through September 30, 2011, are as follows (in thousands):

Quarterly Installments	Quarterly Principal Amount
December 31, 2011 to September 30, 2012	$9,928
December 31, 2012 to September 30, 2013	14,892
December 31, 2013 to September 30, 2014	19,856
December 31, 2014 to June 30, 2015	24,820
August 20, 2015	Remaining balance

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

As of September 30, 2011, $377 million in borrowings and $2 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of September 30, 2011, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 1.75%, which totaled 1.99%. Refer to Quantitative and Qualitative Disclosures About Market Risk for the interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of September 30, 2011.

As of September 30, 2011, we had $248 million available, net of any outstanding borrowings and letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

On March 31, 2011, we entered into a ten year agreement with ACS to provide services to support our remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to ACS for current Allscripts’ employees to be retained by ACS from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During April 2011, in connection with the agreement we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to ACS for cash at a value approximating book value of such assets totaling $20 million.

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. We have repurchased approximately 3 million shares of our common stock for $50 million pursuant to the stock repurchase program. As of September 30, 2011, the amount available for repurchase of common stock under the program was $150 million.

Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

We believe that our cash, cash equivalents and marketable securities of $86 million as of September 30, 2011, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing operating cash requirements for the next twelve months, funding interest payments on our debt instruments, contractual obligations, including the agreement with ACS, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our Senior Secured Credit Facilities. Based upon our balance of $377 million of debt under our Senior Secured Credit Facilities as of September 30, 2011, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of $4 million. We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements.

Allscripts has international operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through September 30, 2011 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

As of September 30, 2011, we had cash, cash equivalents and marketable securities in financial instruments of $86 million. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2011, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of $1 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table summarizes the stock repurchase activity for the three months ended September 30, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Share Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/11—7/31/11	0	$0.00	0	$150,000
8/1/11—8/31/11	0	$0.00	0	$150,000
9/1/11—9/30/11	0	$0.00	0	$150,000

	0	$0.00	0

Item 5.	Other Information

In April 2011, the Company disclosed the separation from the Company of John Gomez, former Executive Vice President and Chief Technology Officer, Product Development & Delivery, of the Company and that Mr. Gomez would remain a consultant for 18 months. In September 2011, despite the parties’ intentions, the Company and Mr. Gomez were unable to agree on terms and, as a result, Mr. Gomez is not providing consulting services to the Company. As previously announced in July 2011, Cliff Meltzer joined the Company as Executive Vice President, Product Solutions.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2011.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: November 9, 2011

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements	Furnished herewith *

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.