Form 10-K
period 2011-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2012-02-29
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2011, the last business day of the registrant’s most recently completed second quarter, as reported by NASDAQ Global Select Market, was approximately $3,610,303,939.

The number of outstanding shares of the registrant’s common stock as of February 10, 2012 was 190,514,662.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2012 annual stockholders’ meeting are incorporated by reference into Part III.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2011 ANNUAL REPORT ON FORM 10-K

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•	the risk that we will not achieve the strategic benefits of the August 24, 2010 merger with Eclipsys Corporation (the “Eclipsys Merger”);

•	the possibility that the expected synergies and cost savings of the Eclipsys Merger will not be realized, or will not be realized within the expected time period;

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

•

the implementation and speed of acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009, as well as elements of the Patient Protection and Affordable Care Act (aka health reform) which pertains to healthcare IT adoption;

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

PART I

Item 1. Business

Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. We deliver innovative solutions that provide physicians and other healthcare professionals with the information, insights and connectivity required to transform healthcare by improving the quality and efficiency of patient care.

We provide a variety of integrated clinical software applications for hospitals, physician practices and post-acute organizations. For hospitals and health systems these applications include our Sunrise Enterprise suite of clinical solutions, comprising a full acute care Electronic Health Record (“EHR”), integrated with financial/administrative solutions including performance management and revenue cycle/access management. Our acute care solutions include modules of the Sunrise suite that are available on a stand-alone basis, as well as additional stand-alone solutions including Emergency Department Information System (“EDIS”), care management and discharge management. Allscripts IT Outsourcing enables hospitals and physician groups to concentrate on their core mission while using IT to improve clinical, financial and operational outcomes. Allscripts Remote Hosting helps healthcare organizations manage their complex healthcare IT solutions infrastructure while freeing up the physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site.

For physician practices of every size and kind, our solutions include: integrated EHR and practice management functionality available either via traditional on-premise delivery or via Software-as-a-Service (“SaaS”) (such solutions are also available independent of one another); revenue cycle management software and our new Revenue Cycle Management Services solution, which enables practices to outsource their full revenue cycle to us or address requirements in-house; clearinghouse services; stand-alone electronic prescribing; and document imaging solutions for physician practices. We also provide a variety of solutions for home care, hospice, skilled nursing, and other post-acute organizations; these range from a fully integrated EHR and financial management solution to Referral Management.

Clients in every care setting can leverage Allscripts mobile solutions to deliver remote access to EHR and other capabilities on a wide variety of mobile devices including iPad, iPhone, BlackBerry, Android and Windows Mobile smartphones. Additional add-on applications include our Patient Portal, Patient Kiosk, Prenatal, and Analytics solutions. Our community-based solutions for hospitals and health systems, provided in partnership with dbMotion, deliver meaningful health information exchange and enable information connectivity across entire communities of providers, regardless of which technology vendor they use, helping our clients to compete in an evolving marketplace.

We primarily derive our revenue from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales also are the basis for our recurring service contracts for software maintenance and transaction processing services. We report our financial results utilizing three business segments: clinical solutions, hospital solutions and health solutions. Our clinical solutions segment presents the operations of our ambulatory solutions for physician practices; hospital solutions reflects the operations, subsequent to the completion of our merger with Eclipsys Corporation on August 24, 2010, of our acute care hospital solutions acquired in the merger; and health solutions reflects the operations of our acute and post-acute solutions for health systems.

Recent Developments

Completing the Eclipsys Merger

In 2011, we made progress delivering on strategic goals related to the August 24, 2010 merger with Eclipsys Corporation (the “Eclipsys Merger”), an enterprise provider of solutions and services to hospitals and clinicians (“Eclipsys”). At the time of the merger, we committed to increase new sales of Sunrise Enterprise in 2011; to execute on cross-sell opportunities within our combined client base; and to make progress integrating our ambulatory and acute product portfolio.

The combination of Allscripts and Eclipsys has produced a larger, more competitive and complete solutions provider within the healthcare information technology industry. Today we bring to market one of the most comprehensive solution offerings for healthcare organizations of every size and setting. We provide a single platform of clinical, financial, connectivity and information solutions for every segment of the acute, ambulatory and post-acute market.

Given our unique breadth of solutions and customer types, we are ideally positioned to connect physicians, other care providers and patients across all health care provider settings including hospitals, small or large physician practices, post-acute facilities, or a home care setting. We provide one of the broadest suites of applications available in healthcare, enabling our clients to connect caregivers, provide information where and when needed, and generate insights that lead to better clinical and financial outcomes. We are well-positioned to compete for opportunities among large hospitals and health systems that increasingly are looking to one information technology vendor to provide a single, end-to-end solution across all points of care.

At the same time, our unique service-oriented architecture enables hospitals and health systems to pursue a best-of-breed strategy that protects their current IT investments and applications without the added expense of the “rip and replace” strategy promoted by many acute care competitors. Moreover, our ability to field interoperable, “vendor agnostic” solutions built on an “open” IT architecture provides us a competitive edge by enabling hospitals to easily connect their IT systems with those of affiliated physicians who use systems from another vendor. Hospitals view their affiliated base of referring physicians as important clinical partners, so information connectivity with these physicians not only streamlines the referral process but also strengthens bonds with a key business constituency.

Reduction of Misys Share Ownership

On June 9, 2010, Allscripts entered into a Framework Agreement with Misys plc (“Misys”), which was subsequently amended on July 26, 2010 (as amended, the “Framework Agreement”). Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts through a series of transactions, which we refer to as the “Coniston Transactions.” As of June 8, 2010, Misys held indirectly 80 million shares of Allscripts’ common stock, representing approximately 55% of the aggregate voting power of Allscripts’ capital stock.

The Coniston Transactions were completed on August 27, 2010; accordingly, Misys’ equity stake in Allscripts was reduced to approximately 10% of the outstanding shares of Allscripts common stock. The repurchased stock was retired and the associated excess of the repurchase price over par totaling $679 million was allocated to additional paid-in capital.

On November 17, 2010, Kapiti Limited and ACT Sigmex Limited, each a wholly-owned subsidiary of Misys, sold shares of common stock of Allscripts resulting in Misys holding approximately 4% of the outstanding shares of our common stock.

On February 24, 2011, Misys announced that it had disposed of its remaining investment in Allscripts common stock.

Our Competitive Strengths

We believe that the following competitive strengths are the keys to our success:

Industry-Leading Solutions

We have been an innovator in the development and adoption of healthcare information technology solutions. We believe our clinical and healthcare solutions provide the following advantages:

•

Client Reach. Healthcare providers can instantly access our web-based clinical solutions from the hospital, the clinic or remote locations. Providers appreciate the convenience of remote connectivity that lets them easily perform critical tasks such as documenting patient visits, reviewing lab results and writing prescriptions after hours and while on call. In addition to the standard desktop computers, our solutions run on a wide variety of mobile devices including tablet PCs, every major smartphone, desktop workstations and other wireless devices.

•	Innovation. Allscripts has developed a reputation for innovation through the introduction of pioneering new products. Recent examples include:

•

Sunrise Mobile MD, a mobile solution that offers physicians greater control of the patient encounter on an Apple iPhone® or iPod touch®. Sunrise Mobile MD is built on Helios by Allscripts, the company’s industry-defining open platform to enable proprietary, native integration with the Sunrise Enterprise 5.5 suite. Physicians using the Allscripts iPhone application gain direct access to and from the Sunrise Enterprise electronic health record (EHR) enabling them to remotely monitor their hospitalized patients.

•

Allscripts Remote, the ambulatory corollary to Sunrise Mobile MD, lets physicians access their Allscripts ambulatory EHR using an iPhone™, iPod touch®, BlackBerry®, Windows Mobile® or Android® smartphone. Capabilities include quick access to real-time patient summary information; fast communication to local hospital emergency rooms; convenient ePrescribing to the patient’s regular pharmacy; and real-time access to all the information a physician needs to make decisions, including medical history, lab results and medications.

•

Allscripts Patient Kiosk is the first kiosk from a major practice management and EHR vendor. The kiosk connects to our EHR and practice management solutions to enable patients to quickly check-in, pay their co-pays using a credit card and conduct other business while taking control of their own healthcare with a dashboard view of all their personal information, including a complete health maintenance plan and alerts about upcoming or overdue tests.

•

Allscripts Prenatal is both a stand-alone and EHR-integrated SaaS solution that addresses the unique workflow and cross-provider information sharing needs of prenatal care. Currently, obstetricians must fax patient information between their offices and hospital labor and delivery rooms. Too often, the process leaves them without the critical information they need to make clinical decisions. Allscripts Prenatal enables real-time sharing of patient information between all settings. To match the normal workflow of obstetricians, the solution also provides an easy-to-navigate web-based version of the paper forms used today by most physicians providing obstetric care.

•

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

•

The Allscripts Referral Network (ARN) makes it easy for physicians to deliver seamless electronic patient referrals between physicians using a certified Allscripts EHR or the Allscripts ePrescribe module. A breakthrough in health information exchange, ARN enables physicians to easily send, receive and track round-trip patient referrals to physicians, as well as collaborate via secure messages throughout the referral process. Available at no additional charge to users of any American Recovery and Reinvestment Act of 2009 (“ARRA”) certified Allscripts EHR, as well as users of Allscripts ePrescribe, the service enhances care coordination, promotes quality of care, and reduces administrative time and hassle associated with referral management, one of the most time consuming physician tasks.

•

Allscripts Revenue Cycle Management Services (RCM Services) is an end-to-end, integrated financial and administrative management solution for physician practices. The SaaS business solution requires no new hardware or up-front costs, and is designed to meet the regulatory requirements of health reform. Allscripts RCM Services provides physician practices of every size and specialty with a complete outsourced revenue cycle solution that is paid for on an ongoing basis, as a percentage of their monthly collections. The turnkey, full-service billing and collections solution manages the entire revenue cycle continuum, from operational planning to final collections and denials management—all working in synch to drive out costs and drive in cash flow.

•

SaaS solutions. By making a wide variety of our solutions available on-demand over the Internet using a web browser we believe we have significantly increased their ease of adoption. This capability is especially important for physicians in independent practice and small groups who lack the resources and know-how to manage an on-premise software application. Notably, SaaS delivers all of the benefits of a “cloud-based” approach to delivering software while also providing the rich features and functionality capability of traditional software, which can be limited in some cloud-based healthcare IT architectures. Furthermore, our approach is a prudent response to persistent concerns with data privacy in the cloud. We believe our SaaS approach to on-demand software offers significant future flexibility without sacrificing current performance.

•

Interoperability. Our products are designed to operate with existing installed systems, in both ambulatory and acute settings. Our Helios by Allscripts “open” architecture platform allows vendor freedom of choice to our clients and brings the management of healthcare technology into the modern age. Helios is intended to reduce the costs and resource demands hospitals experience in managing hundreds of vendor systems while effectively ending the battle between best-of-breed applications versus enterprise solutions. Helios opens the door to clients and third parties to natively build applications on a platform that eliminates the need for interfaces, thus providing a cost of ownership that can be dramatically lower than a single vendor with a closed proprietary architecture. Additionally, by making it easy for clients to deploy our Sunrise Enterprise and SCM solutions in combination with their existing IT assets, we are able to deliver Sunrise at a total-cost-of-ownership that is more manageable for mid-sized community hospitals than a total rip-and-replace approach, a model that we believe represents a significant market opportunity.

•

Enhancing the Revenue Cycle. We focus on making it easier for our clients to access new opportunities for financial gain through a variety of revenue cycle solutions. In particular, we believe that our Payerpath solution is one of the leading revenue cycle management and clearinghouse services in the United States with over 600 million revenue cycle management transactions processed each year. Available on a stand-alone basis or integrated with our practice management systems, Payerpath’s comprehensive suite of internet solutions addresses every step in the reimbursement cycle for physician practices, clearinghouses and payers, delivering improved reimbursement and claim management processes that lead to cleaner claims and faster payments. For example, Payerpath Eligibility provides instant verification of patient insurance eligibility, ending phone calls to payers to clarify covered procedures and patient eligibility. Another example, Allscripts Patient Payment Assurance provides point-of-care collection of credit card and debit card payments, reducing the need for patient billing, which can dramatically reduce patient receivables. By enabling significant return on investment, our revenue cycle solutions allow providers to focus less on running their businesses and more on providing quality patient care. Our new Allscripts RCM Services takes this approach to the next level with a fully outsourced business office.

•

A Comprehensive Portfolio for Physicians. We offer physicians our complete EHR portfolio including stand-alone, web-based electronic prescribing, document management, and revenue cycle management solutions. For physicians who already utilize an EHR and practice management system, our portfolio includes connections to other physicians, to our Emergency Department and Care Management solutions and to post-acute providers and third-party hospital inpatient information systems. We also offer add-ons to the EHR that enable physicians to more easily enroll patients in clinical trials, automate the process of reporting quality outcomes to government and private “pay for performance” and quality-driven incentive programs, and connect to communities of healthcare organizations such as regional Health Information Exchanges. Importantly, we differentiate ourselves in the market by offering EHR solutions for every potential ambulatory setting including solo practices, small, medium and large physician groups and solutions to address the needs of nearly all medical specialties.

•

Accelerated Implementations. The Allscripts Speed to Value methodology for accelerated deployment program answers the growing need for faster, standardized implementations of Electronic Health Records. Federal incentives for the adoption and “meaningful use” of EHRs under the HITECH Act, a portion of the ARRA continues to drive a significant increase in the number of hospitals and physician practices seeking to deploy an EHR, increasing the pressure to implement the software more quickly and with fewer human resources. Speed to Value provides the answer with a series of complete solution packages that combine best-in-class recommendations for products, certified workflows and implementation, as well as remote e-learning in place of onsite training. Leveraging experience from thousands of successful clients, Speed to Value standardizes an EHR implementation and delivers a faster installation with minimized costs.

•

Accelerated Upgrades. Our Upgrade Enablement Center (UEC) provides a quick and accelerated migration path for users of our legacy Misys EMR. The customary four- to six-week process lets clients protect their investment in software and information while upgrading to our Professional EHR, providing a rapid opportunity to participate in HITECH incentives. We have extended our UEC platform to upgrade Allscripts clients on all of our legacy EHR systems, helping Allscripts clients to attest to the “meaningful use” of their EHR and so qualify for HITECH incentives.

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

Significant Market Demand for Ambulatory EHR among Hospital Base

Towards the end of 2010, the proportion of US physician practices owned by hospitals or health systems surpassed 50 percent for the first time, a trend that continued to gain momentum in 2011. Industry observers expect this trend to continue for the foreseeable future as hospitals seek to strengthen their relationships with physicians, who constitute by far their largest source of income (via patient referrals), and seek competitive advantage in their communities. A primary strategic imperative of hospital CIOs is to bring their current and newly-employed physicians live on a common EHR platform, ensuring continuity of care and greater efficiencies through seamless information exchange. At the same time, hospitals increasingly are seeking to take advantage of the HITECH incentives for EHR adoption by providing an EHR to their affiliated physicians at a subsidized rate. Their selection of an ambulatory EHR for both employed and affiliated physicians hinges in large part on the level of integration between the EHR and their existing inpatient information system. The integration of Allscripts ambulatory EHRs and the Eclipsys acute care solutions is intended in part to meet this rapidly evolving market demand. We believe many of the company’s existing Sunrise hospitals (approximately 700 at the time of the merger) are likely to turn to Allscripts when they are considering an EHR or EHR replacement for their employed and/or affiliated physicians.

A Solution for Accountable Care

Key healthcare stakeholders have proposed several solutions that fall under the general heading of Value-Driven Healthcare. The federal government’s leadership in this arena includes not only the HITECH Act but pilots for Patient Centered Medical Homes, and Accountable Care Organizations (ACOs). Each of these initiatives hinges on the need to improve transitions in care—the movement of patients from one care setting to another—still the weakest link in the healthcare chain. An interoperable, connected Electronic Health Record is a required element to improve care transitions and ensure that providers in every setting have access to the latest information on their patients. The Allscripts Connected Community of Health takes the EHR to its logical conclusion. The connected community utilizes a combination of our open technology platform, our full spectrum connectivity to ambulatory, acute and post-acute solutions, and our robust community solutions to securely share information between providers in all care settings, no matter which health IT systems they use. Not only does this facilitate seamless care coordination between providers inside their own organization, but also with affiliated physicians and other independent stakeholders outside their organization. The goal is to create a “single source of truth” about a patient—a unified community record—to deliver effective and economical care.

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

Strength of our Distribution Network and Payor Relationships

We employ a highly differentiated sales and distribution strategy to reach potential clients in all segments of the physician market, ranging from solo and small-group practices to the largest academic medical groups. Our strategy employs three sales channels—a large direct sales force, a national distribution network, and multiple hospitals that are marketing our solutions. Augmenting our direct sales force, the Allscripts Distribution Network (ADN) is composed of more than 100 leading resellers and distributors of healthcare products and services that provide our MyWay, Professional EHR and Practice Management solutions to small physician groups across the nation. The ADN significantly extends our market presence with a sales force of more than 1,500 that have existing physician relationships primarily in the one- to three-physician market, a market comprised of over 160,000 physicians.

The strength of our distribution network has enabled Allscripts to take a unique, three-pronged approach to addressing the ambulatory market one practice at a time, one community at a time, and one region at a time. One practice at a time refers to our basic selling model executed by our direct sales force. One community at a time is an approach demonstrated by multiple sales in 2011 including Children’s Hospital of Michigan, which is implementing our Enterprise EHR for their employed and affiliated physicians in Southeast Michigan and plans to use Allscripts to enable collaboration with other hospitals in the community. One region at a time is a strategy developed recently through our partnership with a large payer in North Carolina. Blue Cross and Blue Shield of North Carolina, in partnership with NC Health Information Exchange, announced in September 2011 they will provide an 85 percent subsidy for at least 750 physicians across the state to acquire Allscripts Electronic Health Records and related training and support. The program will also enable participating providers to electronically exchange patient information with other North Carolina healthcare organizations through the NC Health Information Exchange. This partnership is representative of more payers investing in healthcare IT to encourage their network providers to deliver higher quality care.

Allscripts Certified Sales Partners build stronger connected communities

By partnering with trusted, market-leading healthcare organizations, Allscripts is able to reach, serve and support thousands of smaller practices across the country in their adoption of Allscripts MyWay. The Allscripts Certified Sales Partners provide local experts and comprehensive value-added services to assist Allscripts in meeting and exceeding client expectations nationwide.

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

Meaningful Use Certification

Our core go-to-market acute care and ambulatory EHRs have been certified as meeting the Stage 1 requirements for demonstrating “meaningful use” of an EHR, a requirement for healthcare organizations that apply for financial incentives under the HITECH portion of ARRA. The following products are certified as being 2011/2012 compliant with ARRA’s Stage 1 criteria by either the Drummond Group or Certification Commission for Health Information Technology (“CCHIT”), both of which qualify as an Office of the National Coordinator for Health Information Technology Authorized Testing and Certification Body (ONC-ATCB), in accordance with the applicable eligible provider and hospital certification criteria adopted by the Secretary of Health and Human Services. Initial certifications were completed by the end of 2010 and subsequently have continued to be enhanced.

•	Allscripts MyWay EHR v9.0 (Complete EHR)

•	Allscripts MyWay EHR v9.1 (Complete EHR)

•	Allscripts MyWay EHR v10.0 (Complete EHR)

•	Allscripts Professional EHR, V9.2 (Complete EHR)

•	Allscripts Professional EHR, V9.2,2 (Complete EHR)

•	Allscripts Professional EHR, V9.3 (Complete EHR)

•	Allscripts Enterprise EHR v11.2 (Complete EHR)

•	Allscripts Enterprise EHR v11.2 (EHR Modular)

•	Allscripts ePrescribe V 15.2 (EHR Modular)

•	Allscripts ED, Version 6.3 Release 4 (EHR Modular)

•	Allscripts ED, Version 7.0 (Complete EHR—Inpatient)

•	Allscripts ED, Version 7.1 (Complete EHR—Inpatient)

•	Sunrise Patient Portal Version 5.5 and Sunrise Acute Care EHR Version 5.5

•	Sunrise Patient Portal Version 5.5 and Sunrise Ambulatory Care EHR Version 5.5

•	Sunrise Acute Care 5.5

•	Sunrise Emergency Care 5.5

•	Sunrise Acute Care Module Set 5.5

•	Sunrise Ambulatory Care Module Set 5.5

•	Sunrise Emergency Care Module Set 5.5

•	Sunrise Acute Care Module Set 5.5 FP1

•	Sunrise Ambulatory Care Module Set 5.5 FP1

•	Sunrise Acute Care 5.5 FP1

•	Sunrise Emergency Care Module Set 5.5 FP1

•	Sunrise Emergency Care 5.5 FP1

We elected to certify some of our solutions as both “complete” and “modular” EHRs under the ARRA regulations to provide clients with the flexibility to adjust the EHR to their current IT environment. For instance, if an Enterprise EHR client wants to keep a previously-installed and certified patient portal application, under ARRA rules they need to implement our “modularly certified” version of that EHR, which is stripped of Enterprise’s portal capabilities.

Sales and Marketing

We employ experienced sales executives with extensive industry expertise, and we primarily sell directly to our customers through our sales force. In addition to our direct sales force and our ADN for MyWay sales, we also have established reseller relationships with strategic partners, such as Cardinal Health, Inc., Dell, Inc., Henry Schein, Inc., Synnex and Etransmedia, with whom we also sell MyWay and Etransmedia hosting services in Costco stores nationwide. A number of our large hospital and health system clients also actively resell our solutions to other healthcare entities, primarily physician practices.

We continue efforts to expand sales of our solutions outside of North America, primarily in the Asia-Pacific region. We achieved initial success with sales of Sunrise Enterprise to SingHealth, the largest healthcare provider in Singapore; Parkway Holdings Limited, one of the largest private hospital groups in Asia; and Pantai Holdings Berhad, a 1,500-bed network of hospitals in Malaysia. As a result, approximately 70 percent of Singapore’s hospitals currently use Allscripts solutions to automate care and business processes, and our performance with our Asian clients is proving to be a catalyst to help us drive additional business across the Asia-Pacific region. For example, in December, 2011 we announced an agreement with SA Health, the public health system of South

Australia, to implement our Sunrise Enterprise acute care solution across SA Health’s network of 80 hospitals and health clinics.

Allscripts Offerings

We provide the following software and services:

•

Allscripts Enterprise EHR is an award-winning EHR solution designed to enhance physician productivity using Tablet PCs, wireless handheld devices, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Allscripts Enterprise is the clinical software solution of choice for multi-specialty and specialty practices as well as academic medical centers and hospital sponsored initiatives. Uniquely designed for the specific needs of physicians in today’s increasingly interconnected healthcare environment, Allscripts Enterprise empowers and connects an organization clinically, operationally and financially.

•

Allscripts Enterprise PM is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. This system also provides multiple resource scheduling, instant reporting and referral tracking. Our electronic data interchange (“EDI”) solution facilitates statement management processing, claims management processing, electronic remittances and appointment reminders.

•

Allscripts Professional EHR is targeted at small to mid-sized physician practice groups. Similar to our Enterprise EHR, this solution automates the most common physician activities, such as prescribing, clinical reporting, ordering lab tests and viewing results and capturing charges. We also offer a disaster recovery solution that safeguards data and provides remote application access in the event of a failure at the primary system site.

•

Allscripts Professional PM is a practice management system that streamlines administrative aspects of physician practices, including patient scheduling, electronic remittances, electronic claims submission and electronic statement production. This system, which provides the engine for Enterprise Practice Management, also provides multiple resource scheduling, instant reporting and referral tracking. Our EDI solution facilitates statement management processing, claims management processing, electronic remittances and appointment reminders.

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

•

Allscripts Payerpath is a claims management service in the United States with more than 600 million claims and revenue cycle transactions processed annually. Used by approximately 110,000 physicians, Payerpath provides the credibility, experience and results demanded by both payers and providers. Payerpath can help organizations succeed in the business of healthcare through improved medical claim and claim management processes that lead to cleaner claims and faster payments.

•

Allscripts Revenue Cycle Management Services (RCM Services) is a complete end-to-end, integrated financial and administrative management solution for physician practices. The SaaS business solution requires no new hardware and minimal up-front costs, and is designed to meet the regulatory requirements of health reform. Allscripts RCM Services provides physician practices of every size and specialty with a complete outsourced revenue cycle solution that is paid for on an ongoing basis, as a percentage of their monthly collections.

•

Allscripts Homecare is a care system designed to improve clinical quality of care, financial performance, and operational control for large, integrated home care organizations and small home care companies. Business, clinical, and scheduling functionality for multiple lines of business—home health, hospice, and private duty are combined seamlessly in one integrated home care software system.

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

Sunrise Enterprise is our software family of acute solutions, including the following clinical, access, financial and departmental solutions for hospitals:

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

•

Sunrise Ambulatory Care is considered a module of Sunrise Clinical Manager that is typically implemented within physician practices owned by SCM-client hospitals; however, it is a full-service EHR that may also serve as a stand-alone solution for independent physician practices. Sunrise Ambulatory Care is built on the same database as Sunrise Clinical Manager, ensuring seamless integration and flow of patient information between the physician office and hospital.

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

We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release. Non-capitalizable research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs as follows:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(Dollar amounts in thousands)			2010	2009
Research and development costs directly recorded to expense	$104,106	$43,261	$49,206	$39,431
Capitalized software development costs	60,748	36,936	21,097	14,001

Total spending	$164,854	$80,197	$70,303	$53,432

Software and related services revenue	$1,444,077	$613,309	$704,502	$534,018
Total spending as a % of software and related services revenue	11%	13%	10%	10%

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

There are numerous companies that offer acute and/or ambulatory EHR (along with related services) and practice management products, and the marketplace remains fragmented. We face competition from several types of organizations, including providers of practice management solutions, electronic prescribing solutions, ambulatory and acute care EHR solutions, hospital computerized physician order entry, emergency department information systems, analytics, performance management and care management solutions, post-acute discharge management solutions, and homecare EHR solutions.

Our principal existing competitors in the physician healthcare information systems and services market include athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Emdeon Business Services LLC, Epic Systems Corporation, General Electric Company, Greenway Medical, McKesson Corporation, Quality Systems, Inc., The Trizetto Group, Inc., Vitera Healthcare Solutions and Wellsoft Corporation.

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include Cerner Corporation, Curaspan Health Group, Epic Systems Corporation, General Electric Company, Maxsys Ltd., McKesson Corporation, MedHost, Meditech, Midas+, Picis, ProviderLink, Quadramed, Siemens AG and Wellsoft Corporation.

Recent Industry Developments

On February 17, 2009, President Barack Obama signed the American Recovery & Reinvestment Act (ARRA), which incorporated the HITECH Act (HITECH) and federal “meaningful use” incentive program. HITECH provides financial incentives through the Centers for Medicare and Medicaid Services (CMS) to physicians and hospitals that prove they have adopted and are using Electronic Health Record (EHR) technology to improve both the quality and cost-effectiveness of patient care. Studies demonstrate that effective use of EHRs reduces medical errors, improves clinical quality and leads to better patient outcomes by enabling real-time access to patient records, medical information and best practices, and electronic connectivity to all healthcare stakeholders, including patients.

In addition to other components focused on economic stimulus, the ARRA law provides for what is expected to be over $30 billion in funds supporting health information technology utilization. The total includes $2 billion in discretionary funds for supporting programs and an estimated $27 billion for incentives to be distributed through Medicare and Medicaid beginning in 2011 to ensure widespread adoption and use of interoperable healthcare IT systems, such as the EHR. Physicians who have not adopted certified EHR systems by 2014 will have their Medicare reimbursements reduced by up to 5 percent beginning in 2015. Hospitals that do not successfully demonstrate “meaningful use” in 2015 and beyond will have a payment adjustment in their Medicare reimbursement.

Through the “meaningful use” incentives, CMS provides physicians financial incentive payments of up to $44,000 for Medicare providers or $64,000 for Medicaid providers over five years, beginning in 2011, for deploying and using a certified EHR to care for patients. Hospital incentives under HITECH are tied to several factors but begin with a base payment of $2 million. The law already has ignited significant job growth in the information technology sector and, according to a Congressional Budget Office review of the law’s impact, is expected to drive up to 90 percent of US physicians to adopt EHRs in the next decade.

The U.S. Department of Health & Human Services announced in early December 2011 that providers (hospitals and physicians) who participated in the “meaningful use” program in 2011 by attesting in that year will not have to start complying with Stage 2 requirements until 2014 rather than the originally scheduled 2013. The deferral was provided in order to provide sufficient time to develop and test updates to software applications meeting the anticipated Stage 2 requirements and transition all providers to the updated applications while also ensuring patient safety. We do not expect the deferral to provide incentive nor a disincentive for new orders. Under this change, we will have to transition all clients who attest in 2011 and 2012 to our Stage 2 versions by the start of 2014. This is because the announced policy change offers no timing delay for those first attesting in 2012, coupled with the fact that providers must show a full year’s use after their first year; accordingly, the result is that anyone who started in 2011 or 2012 will need to comply with the same deadline.

The required implementation of new diagnosis and disease codes under ANSI-5010 and ICD-10 by 2013 is also of immediate interest to our client base. These regulations will present a positive opportunity for the company in the context of product upgrades, client service and training. However, the adoption of these standards could place additional burden on us to meet implementation and training demands during a period of significant client upgrades and new orders associated with accelerating EHR adoption.

Another factor impacting demand for our solutions is the significant revision to provider reimbursement that is being undertaken at the federal level, fostering the move to a value-based system of care. As an example, the Centers for Medicare and Medicaid Services, or CMS, published the Final Rule for Accountable Care Organizations in October that will reward providers who can prove they’ve decreased the cost of caring for Medicare patients while also exceeding certain quality thresholds. Healthcare organizations will need solutions like ours to shift from fee-for-service to fee-for-value because their basic reimbursement will be based, ultimately, on proving quality outcomes that are captured, communicated, measured and shared with other relevant providers. Coordinated care models, of which ACOs are one example, will require an interoperable Electronic Health Record that connects providers across entire communities to coordinate care. Another notable element of the new models being created by the department of Health & Human Services is that every part of the healthcare community is important, which highlights our strategic asset—the Allscripts footprint in our 50,000 ambulatory practices, our relationships with over 1,500 acute care hospitals and our strong and growing penetration of the post-acute world, with more than 10,000 locations including homecare. Allscripts’ open platform is able to connect patient information into a single view and help to coordinate care, both inside an organization and throughout a community. Our analytics capabilities also provide insights that will drive both clinical and financial outcomes which will be core to provider revenue in the future.

A related recent development is the Hospital Readmission Reduction Program which took effect October 1, 2011. The final rules require hospitals to be financially responsible for the cost of care provided to discharged patients readmitted to the hospital for the same problem within 30 days after discharge. As a result, we believe more hospitals may be interested in utilizing our Care Management and Discharge Management products, which streamline the flow of patient information from the hospital to community providers.

Strategic Alliances

Our key strategic relationships include the following:

•

Cisco Systems, Inc. We have a strategic partnership with Cisco to support our core business through enhanced communications technologies. Cisco technology powers many of the systems by which we communicate with our clients and employees. Additionally, Cisco® and Allscripts have partnered to offer an integrated solution that combines the latest in communications technology with Allscripts MyWay EHR. The combination of Cisco’s secure network and communication system with Allscripts MyWay’s key application features, easy to use interface and low acquisition costs provides physicians with a fully synchronized Digital Physician Office designed to raise their clinical productivity to new levels.

•

CVS Caremark. Our strategic partnership with CVS Caremark, the largest pharmacy healthcare provider in the United States, began in January 2010 when CVS Caremark transitioned thousands of providers using the company’s proprietary iScribe e-prescribing tool to Allscripts e-prescribing and retired iScribe. Since then, the companies have continued to collaborate. For example, most recently CVS Caremark selected Allscripts MyWay EHR as the EHR for its MinuteClinic retail clinics nationwide. The first phase of the MyWay deployment, which is expected to ultimately include all 600+ MinuteClinics, is scheduled to begin in early 2012.

•

dbMotion. In 2011, we made a strategic investment in dbMotion, a private company that provides the technology behind the Allscripts Community Record. dbMotion and Allscripts are working together to deliver integrated core solutions to improve “meaningful use” of information from the physician’s office to the hospital—connecting the community—within the patient’s continuum of care and the physician’s existing workflow.

•

Dell, Inc. We have a strategic partnership with Dell that encompasses hardware, hosting, and connecting healthcare communities. Dell is Allscripts’ primary hardware partner, providing the computer equipment needed by our clients to implement our solutions. Additionally, we signed an agreement with Dell in early 2010 to integrate Allscripts EHR and Practice Management solutions into Dell’s hosted EHR solution for U.S. health systems and their affiliated physicians. The Dell program offers health systems and physicians the scale and expertise of one of the world’s largest technology services organizations. Dell helps sponsor hospitals to configure the Allscripts solutions they select to meet the specific needs of their affiliated physician community. The solution includes application hosting, Health Information Exchange management and revenue opportunities for sponsor hospitals, and everything necessary to promote the solution to physicians.

•

Intuit, Inc. We have a strategic partnership with Intuit, a provider of business and financial management solutions for small and mid-sized businesses; financial institutions, including banks and credit unions; consumers and accounting professionals. Allscripts was the first practice management company to offer Quicken HealthSM Bill Pay. The online service integrates with our practice management and revenue cycle management solutions, used by 110,000 physicians, to help patients understand their medical bills and pay them online while helping physicians get paid faster. We also collaborate with Intuit in providing secure patient portals and personal health records, connecting patients to selected information about their physician’s practice, including information from Allscripts’ EHR, e-prescribing and practice management solutions.

•

Medflow, Inc. Allscripts has a strategic partnership with Medflow that encompasses bundling Allscripts Professional PM with Medflow’s EHR, a software solution designed exclusively for Ophthalmologists,

and bringing it to market as a comprehensive solution. Since 1999, Medflow has been dedicated to serving the eye care community. They have 1500+ eye care specialists successfully using the Medflow EHR and no failed implementations. We believe that the Allscripts Professional PM and Medflow EHR create the most robust all-in-one software for eye care organizations.

•

M*Modal (formerly MedQuist Inc.) In August of 2011, we entered into a strategic partnership with Medquist/M*Modal Inc. to license their CDS Interactive Speech Recognition Applications for our suite of EHR solutions. M*Modal is a leading provider of clinical narrative capture services, speech understanding technology and clinical documentation workflow. M*Modal’s enterprise solutions include mobile voice capture devices, speech recognition, Natural Language Understanding, and web-based workflow platforms and global network of medical editors. This strategic partnership helps healthcare organizations adopt our EHRs, transition to ICD-10, improve patient care, increase physician satisfaction and lower operational costs.

•

Microsoft. We have a strategic partnership with Microsoft, on whose technology Allscripts products are built. Microsoft SQL Server database and .NET Framework are at the core of our product development platform. The Microsoft platform and .NET Framework offer the ability to improve developer productivity and to deliver flexible applications faster. Microsoft .NET technologies enable healthcare organizations to achieve a lower total cost of ownership by easily integrating legacy applications with new technologies and enabling them to share information across organizations and platforms. By developing our solutions on the Microsoft platform, we have been able to integrate our ambulatory care, hospital, and post-acute care applications and make them easily available to physicians across the spectrum of care on a wide variety of devices.

•

Nuance. Our strategic partnership with Nuance encompasses utilizing the Nuance Dragon Speech recognition products with our suite of EHR and Radiology applications. Nuance, a leading provider of voice and language solutions for businesses and consumers around the world, has been a longtime partner of Allscripts and is considered a market leader in the areas of speech recognition, medical transcription, and clinical language understanding. By speech-enabling our applications, Nuance is helping to drive increased utilization of our products and improving overall client satisfaction. Revenue from the resale of Dragon has increased significantly over the past three years.

Financial Information About Segments

Financial information about our segments is described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

As of December 31, 2011 and 2010, we had a committed contract backlog of $2.9 billion and $2.7 billion, respectively. A portion of the contracts in the committed contract backlog are accounted for under the percentage of completion accounting method. The determination of the revenue related to percentage of completion contracts which is expected to be recognized over the next twelve months is based upon the projected implementation period for such contracts. We estimate that approximately 41% of the total backlog at December 31, 2011 will be recognized as revenue during 2012.

Employees

As of December 31, 2011, we had approximately 6,300 employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Geographic Information

We hereby incorporate by reference Note 18, “Geographic Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians and hospitals to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians and hospitals will integrate our products and services into their workflow or that participants in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants, or if we fail to position our services as a preferred method for information management and healthcare delivery, our business, financial condition and results of operations will be adversely affected.

We may not see the benefits of government programs initiated to accelerate the adoption and utilization of health information technology and to counter the effects of the current economic situation.

While government programs have been initiated to improve the efficiency and quality of the healthcare sector and also counter the effects of the current economic situation, including expenditures to stimulate business and accelerate the adoption and utilization of health care technology, we cannot assure you that we will receive any of those funds. For example, the passage of the Health Information Technology for Economic and Clinical Health Act, or HITECH, under the American Recovery and Reinvestment Act of 2009 (ARRA) authorizes what is expected to be up to almost $30 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for financial incentives for implementing and using our services, there can be no certainty that the planned financial incentives, if made, will be made in regard to our services. We also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select our products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that Congress will repeal or not fund HITECH or otherwise amend it in a manner that would be unfavorable to our business.

Our integration of the legacy Eclipsys business is a complicated undertaking, which presents significant risks and expenses.

The success of the Eclipsys Merger will depend, in part, on the ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Eclipsys’ legacy business with our other business segments. The integration of two independent companies is a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the entry into markets in which we have little or no direct prior experience, the potential loss of our key employees, and the potential inability to maintain the goodwill of existing clients.

Additionally, the integration process involves significant expenses. During the ended December 31, 2011 and during the seven months ended December 31, 2010, we incurred expenses of approximately $36 million and $57 million, respectively, resulting from the Eclipsys Merger. As we work to integrate the businesses, we expect to incur significant additional expenses relating to the integration of personnel, geographically diverse operations, information technology systems, accounting systems, customers, and strategic partners of each company and the implementation of consistent standards, policies, and procedures, and we may be subject to possibly material write downs in assets and charges to earnings, which are expected to include severance pay and other costs. The integration process will be long-term and will continue to create significant expenses.

If management is unable to successfully combine our businesses in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Eclipsys Merger, such anticipated benefits of the Eclipsys Merger may not be realized fully or at all or may take longer to realize than expected. Any of the above difficulties could adversely affect our ability to maintain relationships with customers, partners, suppliers and employees or our ability to achieve the anticipated benefits of the Eclipsys Merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by the Stimulus and as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

Our principal existing competitors in the physician healthcare information systems and services market include Aprima Medical Software (formerly iMedica Corporation), athenahealth, Inc., Cerner Corporation, eClinicalWorks Inc., Emdeon Business Services LLC, Epic Systems Corporation, General Electric Company, Greenway Medical Technologies, McKesson Corporation, Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

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

Our business depends in part on our ability to establish and maintain additional strategic relationships.

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

Future acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations. We have taken, and, if an impairment occurs, could take, charges against earnings in connection with acquisitions.

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

Complex software, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial releases;

•	product liability claims;

•	delays in or loss of market acceptance of our solutions;

•	license terminations or renegotiations;

•	unexpected expenses and diversion of resources to remedy errors; and

•	privacy and/or security vulnerabilities.

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

Our business plan is predicated on our proprietary systems and technology products. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. In addition to existing trademark, trade secret and copyright law, we protect our proprietary rights through confidentiality agreements and technical measures. We generally do not have any patents on our technology. We generally enter into non-disclosure and assignment agreements with our employees and consultants and limit access to our trade secrets and technology. Nonetheless, in some instances, third parties may have access to source-code versions of software. Furthermore, our use and distribution of open source software and modules in connection with our business also presents risks. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. We cannot be certain that, under the terms of those licenses, our software will not become publicly available or that we will be found to be in material compliance with such agreements or that it might subject the company to claims of infringement. We cannot assure you that the steps we have taken have prevented or will prevent misappropriation of our technology. Misappropriations of our intellectual property have occurred in the past. Misappropriation of our intellectual property could have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of infringement, misappropriation or other violations of third-party intellectual property rights. We may incur substantial costs and the diversion of management’s time and attention as a result and an adverse decision could have a negative impact on our business.

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

We are and in the future may be involved in legal proceedings that could materially adversely affect us.

We are currently engaged in legal proceedings on a variety of matters and additional claims or disputes may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. If one or more of these matters were resolved against us, it could have a material adverse impact on our business, financial condition, results of operations or cash flows. Legal proceedings could also result in consent decrees, criminal sanctions or orders requiring a change in our business practices, which could also adversely affect our business and results of operations. For additional information regarding certain legal proceedings in which we are involved, see Note 19, “Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

We provide content for use by healthcare providers in treating patients. Third-party contractors provide us with most of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If our security is breached, we could be subject to liability, and customers could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including protected health information, financial information, and other sensitive information relating to our customers, company and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems that could result in misappropriating or losing assets or sensitive information, corrupting data, or otherwise disrupting business operations. Similarly, denial-of-service or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property.

In light of this risk, we have devoted and continue to devote significant resources to protecting and maintaining the confidentiality of this information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation, our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and increase our future cybersecurity costs including through organizational changes, deploying additional personnel and protection technologies, further training employees, and engaging third party experts and consultants. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in civil or criminal liability or regulatory action, including potential fines and penalties. In addition, any real or perceived compromise of our security or disclosure of sensitive information, may result in lost revenues by, deterring customers from using or purchasing our products and services in the future or to use competing suppliers.

In addition, we utilize third-party contractors, to store, transmit, or host sensitive information for our customers. While we have contractual relationships with these third-party contractors that require them to have appropriate security programs and controls in place and, frequently, to indemnify us, any compromise of these contractors’ security, could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our customers.

Recently, other companies have experienced many high profile incidents involving data security breaches by entities that transmit and store sensitive information. Lawsuits resulting from these security breaches have sought very significant monetary damages, although many of these suits have yet to be resolved. While we maintain some insurance to cover these types of damages and costs, if we are sued for this type of security breach it is uncertain whether this coverage would be sufficient to cover the costs or damages assessed in this type of lawsuit against us.

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

Our business model depends on our success with maintaining our existing customers and selling follow-on and incremental products and services to our existing customers. In addition, our success with certain clients requires our achieving interoperability among the products offered by legacy Allscripts and legacy Eclipsys in order to provide a single solution that connects healthcare providers across care settings. Also critical to our success is our ability to sell our electronic health record products to our legacy entities’ practice management customer base. Additionally, certain of our clinical solutions business unit customers initially purchase one or a limited number of our products and services. These customers might choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease.

In addition, the transition of our existing customers to current versions of our products presents certain risks, including the risk of data loss or corruption, or delays in completion. If such events occur, our client relationships and reputation could be damaged, which could adversely affect our business and results of operations.

Changes in interoperability and other regulatory standards applicable to our software could require us to incur substantial additional development costs.

Our clients and the industry leaders enacting regulatory requirements are concerned with and often require that our software solutions be interoperable with other third party health IT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs. HITECH, which is part of ARRA, provides financial incentives to hospitals and doctors who demonstrate that they are “meaningful electronic health record users,” including a requirement that they use health information technology systems that are “certified” according to a set of standards for functionality, interoperability and security developed under the supervision of the Secretary of the Department of Health and Human Services. HITECH also imposes certain requirements upon governmental agencies to use, and requires health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. The Secretary of the Department of Health and Human Services continues to modify those standards. Achieving HITECH certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to test and certify such technology.

We will incur increased development costs in delivering solutions to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our software solutions are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.

Changes in CMS diagnosis and inpatient procedure coding require us to make modifications to our products and services, which could result in significant development costs and which if unsuccessful could adversely affect our sales.

The Centers for Medicare and Medicaid Services, or CMS, has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes. CMS is requiring all providers, payers, clearinghouses, and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes will affect diagnosis and inpatient procedure coding for everyone covered by the Health Insurance Portability and Accountability Act (HIPAA), not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2013 must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid.

If our products and services do not accommodate CMS mandates at any future date, customers may cease to use those products and services that are not compliant or may choose alternative vendors and products that are compliant. This could adversely impact future revenues.

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability under the theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians, hospitals and other provider customers are unique and the healthcare information technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry generally and the EHR industry specifically is expected to continue to undergo significant legal and regulatory changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future enforcement, legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

•

Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud affecting healthcare providers and professionals whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. The healthcare industry is subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or for the purchase or order, or arranging for or recommending referrals or purchases, of any item or service paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a regulatory, prosecutorial or judicial authority that any of our activities involving our clients, vendors or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our license or service fees and disqualify us from providing services to clients doing business with government programs, all of which could have a material adverse effect on our business, financial condition and results of operations. Even an unsuccessful challenge by regulatory or prosecutorial authorities of our activities could result in adverse publicity, could require a costly response from us and could have a material adverse effect on our business, financial condition and results of operations.

•

Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and the “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security measures for certain patient identifiable health information (called Protected Health Information) in electronic form. The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health plans,” “health care providers,” and “health care clearinghouses.”

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

With respect to our other business functions, we do not believe we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be adverse to our business, financial condition and results of operations. In addition, certain provisions of the Privacy and Security Standards apply to third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities and Business Associates must enter a written “Business Associate Agreement”, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements and HIPAA and HITECH if we do not comply with our Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed.

Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our customers in a manner that is compliant with the Transaction, Security and Privacy Standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003, and for the Security Standards occurred in 2005.

Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier, or NPI, for use in filing and processing health care claims and other transactions. Most Covered Entities were required to use NPIs in standard transactions by May 23, 2007.

We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by or for our customers in compliance with the Transaction, Security and Privacy Standards and are capable of being used by or for our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA, HITECH or their implementing regulations on our business and operations. In the event that HIPAA, HITECH or their implementing regulations change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state privacy laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, continues to be proposed and come into force at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

•

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing (ePrescribing), which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the Federal level, however, on the use of ePrescribing for controlled substances and certain other drugs, including a new regulation enacted by the Drug Enforcement Association (DEA) in mid-2010. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect many additional states to directly address these areas with regulation in the near future. In addition, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations on November 7, 2005 (effective January 1, 2006), and final regulations governing the standards for EPrescribing Under Medicare Part D on April 7, 2008 (effective June 6, 2008) (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Other rules governing ePrescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA. This incentive program is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and which is now known as the Physician Quality Reporting System (PQRS). Eligible professionals do not need to participate in PQRS to participate in the ePrescribing Incentive Program. Both programs were in effect throughout 2011 and will remain in effect for 2012. To the extent that these new initiatives and regulations foster the accelerated adoption of ePrescribing and Allscripts is a leader in the ePrescribing space, our business benefits from these incentive programs. However HITECH is the most prominent incentive program since its passage, reducing the impact the MIPPA and PQRS programs have in spurring greater adoption of ePrescribing or other health information technology.

In general, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also are subject, as discussed above, to future legislation and regulations concerning the development and marketing of healthcare software systems or requirements related to product functionality. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•

Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides electronic health record systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we continue to monitor legislative and regulatory developments that might affect our business practices as they relate to electronic health record systems, revenue cycle management systems, ePrescribing and others. We cannot predict the content or effect of possible future regulation on our business practices. Also, as described above under “Risks Related to Our Business,” our Sunrise Clinical Manager suite of solutions, Allscripts ED, Allscripts Enterprise EHR, modular and complete, Allscripts Professional EHR, Allscripts MyWay EHR and Allscripts PeakPractice EHR are all certified by an ONC-approved certifying body as meeting the standards for functionality, interoperability and security under HITECH. Our failure to maintain this certification or otherwise meet industry standards would adversely impact our business.

Under HITECH, eligible health care professionals and hospitals may qualify for Medicare and Medicaid payment for the “meaningful use” of certified electronic health record technology that meets specified objectives. The criteria for meaningful use will be staged in three stages over the course of five years, from 2011 to 2015. On July 28, 2010, CMS published a final rule, effective September 27, 2010, to implement the first stage and define the minimum requirements that providers must meet through their use of certified electronic health record technology. On the same day, the Office of the National Coordinator for Health Information Technology (ONC) published a final rule, effective August 27, 2010, to identify the standards and certification criteria for the certification of electronic health record technology to support the achievement of Stage 1 meaningful use objectives. In addition, the Department of Health and Human Services is expected to propose regulations in 2012 defining capabilities providers and hospitals must meet in the second stage in order to receive incentive payments. Compliance with any such regulations could be expensive and time-consuming.

•

Claims Transmission. Our system electronically transmits medical claims by physicians to patients’ payers for immediate approval and reimbursement In addition, we offer revenue cycle management services that include the manual and electronic processing and submission of medical claims by physicians to patients’ payers for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction and Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations. Furthermore, to the extent that there is some type of information security breach, it could have a material adverse effect on our business.

•

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act The FDA may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires these data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions like approval, labeling and manufacturing. The FDA can impose extensive requirements governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse effect on our business.

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872; Public Law 111-152) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our customers. Some of these provisions may have a positive impact by implementing reimbursement programs that reward providers for patient-centered, health IT-dependent activities (e.g., Accountable Care Organizations), for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform at both the federal and state level could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our customers, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to electronic health records, providing customers with incentives to adopt electronic health record solutions or developing a low-cost government sponsored electronic health record solution, such as the VistA-Office electronic health record. Additionally, certain safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute electronic health record solutions, whose hospital customers may seek to donate their existing acute electronic health record solutions to physicians for use in ambulatory settings.

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

Foreign operations subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. As we expand our international operations, there is some risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, which could constitute a violation by Allscripts of various laws including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action law suits and enforcement actions from the SEC, Department of Justice and overseas regulators.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of February 10, 2012, we had approximately:

•	191 million shares of common stock outstanding;

•	4 million shares of common stock reserved and available for issuance pursuant to outstanding stock options (at a weighted average exercise price of $10.23 per share); and

•	4 million shares of common stock reserved and available for issuance to settle outstanding restricted stock units and awards.

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

Under the purchase method of accounting, our assets and liabilities were recorded, as of completion of the 2008 Transactions, at their respective fair values and added to those of Misys, which are carried at their book values. The purchase price for the 2008 Transactions was allocated to legacy Allscripts’ tangible assets and liabilities and identifiable intangible assets, based on their fair values as of the date of completion of the 2008 Transactions. The excess of such price over those fair values has been recorded as goodwill.

Under the acquisition method of accounting, the purchase price paid in the Eclipsys Merger was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s best estimate of fair value. Goodwill was based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Eclipsys’ history of profitability and high operating margins, strong sales force and overall employee base, and position in the healthcare information technology market.

Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. Under generally accepted accounting principles (“GAAP”) in the United States of America, this would result in a charge to our operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill could have a material impact on our operating results.

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

The covenants under the Credit Agreement and our increased indebtedness and higher debt-to-equity ratio in comparison to our debt-to-equity ratio on a recent historical basis could have the effect, among other things, of:

•

requiring us to apply a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	increasing our vulnerability to adverse general economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to competitors that have less debt;

•	limiting our ability to borrow additional funds on terms that are satisfactory or at all; and

•	increasing our interest rates.

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

Coniston Exchange LLC (successor to Coniston, Inc.) may be liable for significant potential contingent tax liabilities arising out of the Misys Transactions and certain related transactions, or out of prior activities of Coniston Exchange LLC unrelated to those transactions.

Coniston Exchange LLC (successor to Coniston, Inc.), a Delaware limited liability company acquired by us in exchange for approximately 61 million shares of our common stock issued to subsidiaries of Misys (which transaction we refer to as the Exchange), might be subject to significant taxes, which we refer to as Transaction Taxes, arising out of the Exchange, certain share repurchases by us from subsidiaries of Misys and certain related restructuring transactions, which we refer to collectively as the Misys Transactions. In particular, the Exchange or other Misys Transactions might have resulted in the recognition of the built-in gain inherent in our shares of common stock held by Coniston Exchange LLC, which is significant. At the time of the Exchange, Coniston Exchange LLC held approximately 61 million shares of our common stock. Pursuant to the Framework Agreement, Misys agreed to indemnify us against any Transaction Taxes imposed on Coniston Exchange LLC. On November 3, 2010, Coniston Exchange LLC received a letter ruling from the Internal Revenue Service, which we refer to as the IRS, in response to a request submitted to the IRS by Misys on August 9, 2010. The letter ruling confirms, in effect, that the Misys Transactions will not result in the recognition of the built-in gain inherent in our shares of common stock held by Coniston Exchange LLC, and addresses certain other tax issues related to the Misys Transactions.

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

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

Our properties consist of approximately 900 thousand square feet of leased facilities. Our facilities house various sales, services, support, development, data processing, technology functions, certain ancillary functions and other back-office functions for current operations of all segments. We believe that adequate, suitable lease space will continue to be available for our needs. Our corporate headquarters are located in Chicago, Illinois. In addition, we maintain leased facilities in Raleigh and Morrisville, North Carolina; Atlanta, Georgia; Burlington, Vermont; Richmond, Virginia; Louisville, Kentucky; West Des Moines, Iowa; Burlington, Massachusetts; Nashua, New Hampshire; Malverne and Pittsburgh, Pennsylvania; St. Louis, Missouri; Richmond, British Columbia, Canada; Vadodara (formerly known as Baroda), Pune and Bangalore, India; and certain other smaller facilities.

Item 3. Legal Proceedings

We hereby incorporate by reference Note 19, “Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Public Market for Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “MDRX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock of Allscripts Healthcare Solutions, Inc. for the applicable periods as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2011
Fourth Quarter (October 1, 2011 to December 31, 2011)	$21.10	$16.13
Third Quarter (July 1, 2011 to September 30, 2011)	$20.51	$13.85
Second Quarter (April 1, 2011 to June 30, 2011)	$23.13	$18.27
First Quarter (January 1, 2011 to March 31, 2011)	$22.21	$19.20

Seven Months Ended December 31, 2010
Fourth Quarter (October 1, 2010 to December 31, 2010)	$19.97	$17.23
Third Quarter (July 1, 2010 to September 30, 2010)	$18.70	$15.65
June 1, 2010 to June 30, 2010	$19.93	$15.65

Fiscal Year Ended May 31, 2010
Fourth Quarter (March 1, 2010 to May 31, 2010)	$22.55	$17.51
Third Quarter (December 1, 2009 to February 28, 2010)	$20.73	$16.38
Second Quarter (September 1, 2009 to November 30, 2009)	$22.21	$14.32
First Quarter (June 1, 2009 to August 31, 2009)	$17.48	$12.69

We had 190 million and 188 million common shares outstanding at December 31, 2011 and 2010, respectively. On February 10, 2012, we had approximately 465 common stock holders of record according to the records of our transfer agent. We currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant. Our Senior Secured Credit Facility covenants include a restriction on our ability to declare dividends and other payments in respect of our capital stock.

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

The following table summarizes the stock repurchase activity for the three months ended December 31, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Share Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
10/1/11—10/31/11	0	$0.00	0	$150,000
11/1/11—11/30/11	0	$0.00	0	$150,000
12/1/11—12/31/11	80	$17.62	80	$148,591

	80	$17.62	80

See Stock Repurchases under Liquidity and Capital Resources within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Annual Report for additional information regarding the share repurchase program.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on Allscripts Healthcare Solutions, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2006 and its relative performance is tracked through December 31, 2011.

	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11	12/11
Allscripts Healthcare Solutions, Inc.	100.00	94.41	71.95	45.98	72.09	115.26	147.01	117.00	140.04	141.13	137.64
NASDAQ Composite	100.00	108.27	110.26	95.18	65.65	76.45	95.19	88.93	112.10	117.60	110.81
NASDAQ Health Services	100.00	112.32	108.32	88.18	79.23	71.70	89.61	80.61	92.33	96.49	77.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the year ended December 31, 2011, the seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011 and 2010, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended May 31, 2008 and 2007 and the balance sheet data at May 31, 2010, 2009, 2008 and 2007 are derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31, 2011(1)	Seven Months Ended December 31, 2010(2)	Year Ended May 31,
(In thousands, except per share amounts)			2010	2009(2)	2008(2),(3)	2007(2),(3)
Consolidated Statements of Operations Data:
Revenue	$1,444,077	$613,309	$704,502	$548,439	$383,771	$379,693
Cost of revenue	778,512	315,140	315,658	256,288	176,870	189,128

Gross profit	665,565	298,169	388,844	292,151	206,901	190,565
Selling, general and administrative expenses	387,571	232,788	224,995	199,902	117,566	121,101
Research and development	104,106	43,261	49,206	39,431	37,784	40,880
Amortization of intangible assets	37,344	16,235	10,060	6,884	11,320	22,392

Income from operations	136,544	5,885	104,583	45,934	40,231	6,192
Interest expense	(20,750)	(9,687)	(1,993)	(2,162)	(296)	(272)
Interest income and other, net	1,685	843	946	626	219	94

Income (loss) before income taxes	117,479	(2,959)	103,536	44,398	40,154	6,014
Provision for income taxes	(43,870)	(2,606)	(40,666)	(18,376)	(14,755)	(2,160)

Net income (loss)	$73,609	($5,565)	$62,870	$26,022	$25,399	$3,854

Earnings (loss) per share:
Basic	$0.39	($0.03)	$0.42	$0.21	$0.31	$0.05

Diluted	$0.39	($0.03)	$0.42	$0.21	$0.31	$0.05

Other Operating Data:
System sales	$242,869	$113,117	$154,597	$98,469	$64,627	$71,368
Professional services	250,348	93,875	75,439	51,827	30,943	33,422
Maintenance	424,036	191,502	248,501	196,165	141,531	133,440
Transaction processing and other	526,824	214,815	225,965	187,557	146,670	141,463

Total software and related services revenue	1,444,077	613,309	704,502	534,018	383,771	379,693
Prepackaged medications(4)	0	0	0	14,421	0	0

Total revenue	$1,444,077	$613,309	$704,502	$548,439	$383,771	$379,693

	As of December 31,		As of May 31,
(In thousands)	2011	2010	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$159,428	$131,136	$145,335	$73,426	$325	$1,370
Working capital	169,892	144,385	196,061	96,849	(6,776)	(33,875)
Goodwill and intangible assets, net	1,529,212	1,591,673	620,032	646,197	91,043	103,976
Total assets	2,517,341	2,418,587	1,094,690	952,656	179,268	171,247
Long-term debt	322,664	459,750	0	63,699	0	0
Total stockholders’ equity	1,476,720	1,383,768	806,825	700,370	110,649	81,169

(1)	Subsequent to the February 16, 2012 announcement of our financial results for the year ended December 31, 2011, we adjusted our previously reported results for the quarter ended September 30, 2011. Please refer to the discussion of the related adjustments under Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Selected Quarterly Operating Results. The impacts of the adjustments on the results for the year ended December 31, 2011 are reflected in the table above.
(2)	Results of operations for the seven months ended December 31, 2010 include the results of operations of Eclipsys for the period subsequent to the date of the merger, August 24, 2010. Results of operations for the year ended May 31, 2009 include the results of operations of legacy MHS for the full year ended May 31, 2009 and the results of operations of legacy Allscripts are included from the completion of the 2008 Transactions on October 10, 2008 through May 31, 2009. Since the 2008 Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the years ended May 31, 2008 and 2007 are the results of operations of legacy MHS only.
(3)	For the years ended May 31, 2008 and 2007, the basic and diluted share count includes only the shares issued to Misys in connection with the 2008 Transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition.
(4)	On March 16, 2009, Allscripts closed on the sale of its prepackaged medications business to A-S Medication Solutions LLC (“A-S”). The results of operations for fiscal 2009 include the prepackaged medications business from the completion of the 2008 Transactions on October 10, 2008 through the March 16, 2009 closing of its sale to A-S. The prepackaged medications business has not been disclosed as discontinued operations due to Allscripts’ involvement with A-S through a separate Marketing Agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with “Selected Financial Data”, our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data and the consolidated statements of cash flows data for the twelve months ended December 31, 2010 (“year ended December 31, 2010”) and for the seven months ended December 31, 2009 are derived from unaudited comparative financial results.

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

Misys Merger

On October 10, 2008, in accordance with the transactions (the “2008 Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse acquisition for accounting purposes was completed. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. The 2008 Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

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

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. We deliver innovative solutions that provide physicians and other healthcare professionals with the information, insights and connectivity required to transform healthcare by improving the quality and efficiency of patient care.

We primarily derive our revenue from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales also are the basis for our recurring service contracts for software maintenance and transaction processing services. We currently report our financial results utilizing three business segments: clinical solutions, hospital solutions, and health solutions. The hospital solutions segment reflects the operations, subsequent to the completion of the merger, August 24, 2010, of our acute care hospital solutions acquired in the Eclipsys Merger. On March 16, 2009, we disposed of our prepackaged medications business which was previously reported as a separate operating segment.

We believe a combination of executive and legislative leadership at the federal level, industry standards, and federal incentives that exist today for “meaningful use”, e-prescribing and pay-for-quality initiatives is quickly making electronic health records as common as practice management systems in all provider offices. We believe that HITECH and other provisions provided by ARRA will continue to be the single biggest driver of healthcare IT adoption in 2012. We believe that we are well positioned in the market to take advantage of the material opportunity presented by HITECH and have seen a positive impact on new orders. We face the following other material opportunities, challenges and risks related to HITECH, which are further described below: (i) developing adequate capacity to satisfy the potential increased demand; (ii) ensuring that all of our products obtain applicable product certifications and our customers are able to achieve “meaningful use” as required by the Stimulus; (iii) taking advantage of demand trends; and (iv) positioning the Company as a provider to potential government-funded health care providers.

Management has taken steps to position the Company to have what we believe will be adequate capacity to meet the significant additional demand that could result from new orders related to HITECH. These steps include supplementing our internal direct sales force with strategic distribution partners with established sales forces focused on practices with one to five providers. Further, we have taken steps to improve the efficiency of our approach to new system installations. The Company utilizes its Speed-to-Value implementation program, which standardizes certain key processes across customer sites and decreases the number of hours required by our professional services team to enable installations of our clinical and practice management solutions. This strategy is predicated on repeatable, best practice workflows and was designed collaboratively by our services and development teams and is proprietary to the Company. The Speed-to-Value program has significantly reduced installation timeframes for our client base.

In order for our customers to qualify for HITECH funding, our products must meet various requirements for product certification under the HITECH regulations, and must enable our customers to achieve “meaningful use”, as such term is currently defined under the July 28, 2010 CMS Final Rule and under any future HITECH regulations and guidance that CMS may release. The CMS Final Rule provides for a phased approach to implementation of the “meaningful use” standards, with Stage 1 set forth in the rule and Stages 2 and 3 reserved for future rulemaking based upon the experiences with Stage 1. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by CCHIT and/or other regulatory bodies, and the length, if any, of additional related development and other efforts required to meet “meaningful use” standards could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions have been certified 2011/2012 compliant by an ONC-ATCB, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. The 2011/2012 criteria support the Stage 1 “meaningful use” measures required to qualify eligible providers and hospitals for funding under HITECH. Currently, given the maturity of our products, management does not believe the incremental development effort, if any, required for our acute care and ambulatory EHRs to continue to meet the evolving “meaningful use” standards will be significant. Management has made product development a strategic focus, with gross research and development funding expected to continue to approximate 10% of revenues in the foreseeable future.

The market for acute care solutions is highly competitive. Sales cycles can occur over an extended period of time and require hospitals to secure external funding to finance their purchases of new clinical information systems. Several companies that we compete with are privately held which can provide certain advantages in capturing new client relationships. In addition, the market has increasingly moved toward adoption of integrated solutions that connect various venues of care including hospitals, physician offices, clinics, laboratories, post-acute facilities and other care delivery settings. The merger of Allscripts and Eclipsys responded to these emerging market dynamics by providing a full complement of solutions across the community of care. However other vendors may be better known or be perceived as a more integrated solutions provider currently. We have made progress on our integration plans, demonstrating the future direction for integrated solutions as well as current efforts that illustrate interoperability in common client settings. However, it will take more time and resources to finalize the product integration to meet current and evolving market demand for such solutions.

In addition, implementation of clinical systems in hospitals is a highly complex undertaking and can take longer to complete than originally planned. While we believe we have established ourselves as a leading provider of computerized physician order entry and related solutions, the complexities of individual health systems, local health care environments, native IT environments and other factors can extend implementation times and result in delays.

Management believes that to date the HITECH program has resulted in additional related new orders for all of our EHR products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices who have not yet acquired such technology is decreasing. Such practices may choose to replace older EHR technology in the future as adoption increases and “meaningful use” requirements and business realities dictate updates, upgrades and additional features and functionality.

We believe small and medium size physician offices are increasingly adopting technology driven by a variety of factors including a desire to maximize federal incentive payments, align with local hospitals, consolidate with other practices and other drivers. Additionally, we have seen greater demand in small physician offices for subscription based (SaaS) arrangements as opposed to pure licensing arrangements, which reflects a motivation to reduce capital outlays. This shift to subscription from license (which is the manner in which we have traditionally sold our Professional offering) will result in recurring revenue over a longer period of time than we have achieved historically, as opposed to revenue recognized on license fees. Second, these offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as acute as in larger physician organizations.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for their affiliated physicians in order to leverage buying power and take advantage of the Stimulus across their employed physician base. This activity has also resulted in a “pull-through” effect where smaller practices affiliated with the community hospital are also incentivized to participate so the subsidizing health system can expand connectivity within the local provider community and optimize its referral base. This pull-through effect has resulted in new orders for our Professional EHR and our MyWay offering. Management believes that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians seek to qualify for the HITECH incentives. The associated challenge we face is to successfully position and sell our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians.

The vast majority of our acute care and ambulatory customers continue to be focused on achieving “meaningful use” under HITECH. As a result, in 2012 much of our professional services deployment capacity will continue to focus on helping our customers upgrade to the most current release of our EHR products that are certified as meeting “meaningful use” requirements as well as implement any additional modules required to achieve “meaningful use”. Our professional services margins could be impacted as we supplement our staff with third party resources to help meet the demand. We expect this trend to continue into the near future as HITECH Stage 2 requirements are defined and customers react to such requirements.

Although we believe that we have taken and continue to take the proper steps to take advantage of the opportunity presented by HITECH, given the effects the law is having on our customers, there can be no assurance that it will continue to result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Allscripts today provides one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions with enterprise solutions for hospitals and health systems, the company offers a single platform of clinical, financial, connectivity and information solutions.

Given the unique breadth of our solutions portfolio and customer types, we are uniquely positioned to connect physicians, other care providers and patients across all health care provider settings including hospitals, small or large physician practices, post-acute care facilities, or in a home care setting. We are experiencing increasing success competing for net-new opportunities among community hospitals and health systems that are looking to one information technology vendor to provide a single, end-to-end solution across all points of care. We believe our leading market share in the ambulatory space, in particular, gives us a competitive advantage in this regard as hospitals and health systems increasingly seek to leverage the EHR to build referring relationships with independent physicians across the communities they serve.

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

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and support personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, product solutions management expenses and selling and marketing expenses. Selling, general and administrative expenses for each segment consist of expenses directly related to that segment. In addition, selling, general and administrative expenses include certain services performed by Misys under the Shared Services Agreement and Transition Services Agreement. Refer to Note 17 in the Notes to our Consolidated Financial Statements for information regarding expenses incurred under the two agreements.

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

Recent Accounting Pronouncements

Refer to Note 1 in the Notes to our Consolidated Financial Statements for a description of new accounting pronouncements.

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, Software-as-a-Service (“SaaS”) transactions, software hosting services, and outsourcing. For some clients, we host the software applications licensed from us remotely using our own or third party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Revenue from prepackaged medications includes the sale of medications and pharmaceutical products. Prepackaged medications revenue is only included in operating results during fiscal year 2009, as the related business was part of the 2008 Transactions in the second quarter of fiscal year 2009 and later disposed in the fourth quarter of fiscal year 2009.

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

To determine the selling price in multiple-element arrangements, we establish vendor-specific objective evidence of fair value using the price charged for a deliverable when sold separately and contractual renewal rates for maintenance fees. For nonsoftware multiple element arrangements, third-party evidence of fair value is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because vendor-specific objective evidence or third-party evidence of fair value does not exist, we determine an estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, customer demand, internal costs and overall economic trends. The determination of an estimated selling price is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future. These events could result in changes to our determination of vendor-specific objective evidence of fair value, third-party evidence of fair value and estimated selling price. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

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

While most of our arrangements include short-term payment terms, we periodically provide extended payment terms to clients from the date of contract signing. We do not recognize revenue under extended payment term arrangements until such payments become due. In certain circumstances, where all other revenue recognition criteria have been met, we occasionally offer discounts to clients with extended payment terms, in order to accelerate the timing of when payments are made. Changes to extended payment term arrangements have not had a material impact on our consolidated results of operations.

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

During the three months ended June 30, 2011, we voluntarily changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from May 31 to the first day of the fiscal fourth quarter. This change is preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with our strategic planning and budgeting process, which will allow management to utilize the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of our reporting units. The change did not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. We re-performed step one of the annual goodwill impairment test as of October 1, 2011 and no indicators of impairment were identified.

For each reporting unit fair value substantially exceeded its carrying value and no indicators of impairment were identified as a result of the annual impairment test.

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

Refer to Note 1—Basis of Presentation and Significant Accounting Policies in the Notes to our Consolidated Financial Statements for further discussions of our accounting policies.

Overview of Consolidated Results

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2011	2010	% Change	2010	2009	% Change	2010	2009	% Change
Revenue:
System sales	$242,869	$193,511	25.5%	$113,117	$74,204	52.4%	$154,597	$98,469	57.0%
Professional services	250,348	130,980	91.1%	93,875	38,335	144.9%	75,439	51,827	45.6%
Maintenance	424,036	299,741	41.5%	191,502	140,263	36.5%	248,501	196,165	26.7%
Transaction processing and other	526,824	310,104	69.9%	214,815	130,677	64.4%	225,965	187,557	20.5%

Total software and related services	1,444,077	934,336	54.6%	613,309	383,479	59.9%	704,502	534,018	31.9%
Prepackaged medications	0	0	NM	0	0	NM	0	14,421	NM

Total revenue	1,444,077	934,336	54.6%	613,309	383,479	59.9%	704,502	548,439	28.5%

Cost of revenue:
System sales	144,139	104,946	37.3%	63,392	43,516	45.7%	85,070	52,039	63.5%
Professional services	210,614	113,500	85.6%	81,572	35,414	130.3%	66,561	51,327	29.7%
Maintenance	135,570	102,501	32.3%	67,463	47,588	41.8%	82,348	71,913	14.5%
Transaction processing and other	288,189	134,240	114.7%	102,713	47,094	118.1%	81,679	69,479	17.6%

Total software and related services	778,512	455,187	71.0%	315,140	173,612	81.5%	315,658	244,758	29.0%
Prepackaged medications	0	0	NM	0	0	NM	0	11,530	NM

Total cost of revenue	778,512	455,187	71.0%	315,140	173,612	81.5%	315,658	256,288	23.2%

Gross profit	665,565	479,149	38.9%	298,169	209,867	42.1%	388,844	292,151	33.1%
% of Revenue	46.1%	51.3%		48.6%	54.7%		55.2%	53.3%
Selling, general and administrative expenses	387,571	332,413	16.6%	232,788	126,569	83.9%	224,995	199,902	12.6%
Research and development	104,106	65,419	59.1%	43,261	27,238	58.8%	49,206	39,431	24.8%
Amortization of intangible assets	37,344	20,381	83.2%	16,235	5,914	174.5%	10,060	6,884	46.1%

Income from operations	136,544	60,936	124.1%	5,885	50,146	(88.3%)	104,583	45,934	127.7%
Interest expense	(20,750)	(10,992)	88.8%	(9,687)	(1,302)	644.0%	(1,993)	(2,162)	(7.8%)
Interest income and other, net	1,685	1,549	8.8%	843	240	251.3%	946	626	51.1%

Income (loss) before income taxes	117,479	51,493	128.1%	(2,959)	49,084	(106.0%)	103,536	44,398	133.2%
Provision for income taxes	(43,870)	(24,676)	77.8%	(2,606)	(18,596)	(86.0%)	(40,666)	(18,376)	121.3%

Effective tax rate	37.3%	47.9%		(88.1%)	37.9%		39.3%	41.4%
Net income (loss)	$73,609	$26,817	174.5%	($5,565)	$30,488	(118.3%)	$62,870	$26,022	141.6%

NM—not meaningful

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The year ended December 31, 2011 includes the full-year results of Eclipsys, and the year ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010.

Revenue

The increase in total revenue during 2011 is primarily attributable to inclusion of the full-year results of Eclipsys. Also contributing to the increase is higher professional services revenue that was driven by an increase in professional services headcount which increased our ability to provide more billable services. We increased headcount primarily in response to the demand associated with “meaningful use” upgrade services. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base. Partially offsetting the increase in maintenance revenue is a decrease in hardware maintenance revenue. SaaS revenues are included in transaction processing and other and contributed $17 million of the increase in revenue compared to the year ended December 31, 2010. Partially offsetting the increase in total revenue for the year ended December 31, 2011 is a decrease in system hardware revenue as our system sales shifted to smaller physician practices which typically require less robust hardware solutions.

Gross Profit

In addition to the full-year results of Eclipsys, gross profit was also impacted by an increase in software maintenance revenue attributable to an increase in our customer base which was offset by the decrease in system hardware revenues discussed above combined with an increase in the amortization of software development costs. Additionally, we experienced an increase in professional services revenue that was offset by an increase in costs due to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services. Gross profit as a percent of revenue declined compared to the prior period due primarily to the increases in amortization of software development costs, professional services costs and additional transaction processing related costs. These increases were partially offset by fewer lower margin hardware sales during the current year as discussed above.

Operating Income

Operating income increased in 2011 primarily due to inclusion of the full-year results of Eclipsys, a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $16 million as compared to the prior period, and a decrease in headcount-related expenses. Partially offsetting these decreases is an increase in stock compensation expense and an increase in legal expenses related to general legal matters, including negotiating transactions with customers and addressing claims asserted against the Company. Research and development expenses increased primarily due to a decrease in the capitalization of software development costs compared to the prior period that was partially offset by a decrease in headcount-related expenses.

The Eclipsys income from operations for the years ended December 31, 2011 and 2010 includes a $20 million and $27 million, respectively, deferred revenue adjustment related to the Eclipsys Merger that negatively impacts revenue, amortization of intangibles acquired in the Eclipsys Merger totaling $46 million and $17 million, respectively, and reflects capitalized software developments costs of $29 million and $8 million, respectively.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Revenue

Revenue for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. All software and related services revenue categories reflect increases from the prior year comparable period. Excluding the impact of Eclipsys revenue totaling $175 million, as shown below in the Hospital Solutions segment, from August 24, 2010 through December 31, 2010, software and related services revenue for the seven months ended December 31, 2010 consists of the following:

	Seven Months Ended December 31,
(Dollar amounts in thousands)	2010	2009	% Change
Revenue:
System sales	$87,107	$74,204	17.4%
Professional services	58,646	38,335	53.0%
Maintenance	152,131	140,263	8.5%
Transaction processing and other	140,748	130,677	7.7%

Total revenue	$438,632	$383,479	14.4%

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

Gross Profit

Consolidated gross profit for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys gross profit totaling $66 million for the period August 24, 2010 through December 31, 2010, software and related services gross profit for the seven months ended December 31, 2010 consists of the following:

	Seven Months Ended December 31,
(Dollar amounts in thousands)	2010	2009	% Change
Total cost of revenue	$206,640	$173,612	19.0%

Gross profit	$231,992	$209,867	10.5%
% of Revenue	52.9%	54.7%

Excluding the impact of gross profit contributed by Eclipsys, the increase in gross profit is attributable to higher system sales that were driven by an increase in software orders during the seven months ended December 31, 2010 compared to the seven months ended December 31, 2009, an increase in professional services revenue due to the increased capacity to deliver billable services and an increase in maintenance revenue due to growth in our customer base and annual maintenance fee increases under existing contracts. Gross profit as a percent of revenue declined slightly compared to the prior year comparable period due primarily to an increase in the amortization of software development costs of $3 million and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions.

Operating Income

Consolidated operating income for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys loss from operations totaling $16 million for the period August 24, 2010 through December 31, 2010, operating income for the seven months ended December 31, 2010 consists of the following:

	Seven Months Ended December 31,
(Dollar amounts in thousands)	2010	2009	% Change
Income from operations	$21,933	$50,146	(56.3%)

Excluding the impact of operating loss by Eclipsys, the decrease in operating income is primarily due to increases in selling, general and administrative expenses and research and development expenses. Selling, general and administrative expenses increased as a result of an increase in headcount and expenses incurred related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs totaling $43 million. Research and development expenses increased as a result of increased headcount. The increase in expenses was partially offset by the increase in gross profit discussed above.

The Eclipsys loss from operations is driven by a $27 million deferred revenue adjustment related to the Eclipsys Merger that negatively impacts revenue, expenses incurred related to the Eclipsys Merger and other integration-related costs totaling $15 million and amortization of intangibles acquired in the Eclipsys Merger totaling $17 million.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

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

Operating Income

Operating income increased from the prior year primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an improvement in gross profit. The increase in 2010 is partially offset by increased costs related to an increase in research and development headcount and the Eclipsys Merger and the Coniston Transactions. The increase in research and development costs is partially offset by an increase in capitalized software development costs. Transaction-related fees and expenses, including legal, investment banking and accounting fees, incurred in connection with announced transactions as well as severance, integration, and certain legal and related settlement amounts totaled approximately $14 million during the year ended May 31, 2010.

Segment Operations

Overview of Segment Results

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2011	2010	% Change	2010	2009	% Change	2010	2009	% Change
Revenue
Clinical solutions	$686,600	$641,302	7.1%	$369,312	$320,883	15.1%	$593,061	$457,402	29.7%
Hospital solutions	628,314	174,677	NM	174,677	0	NM	0	0	NM
Health solutions	129,163	118,357	9.1%	69,320	62,596	10.7%	111,441	76,616	45.5%
Prepackaged medications	0	0	NM	0	0	NM	0	14,421	NM

Total revenue	$1,444,077	$934,336	54.6%	$613,309	$383,479	59.9%	$704,502	$548,439	28.5%

Income from operations
Clinical solutions	$168,377	$168,652	(0.2%)	$87,466	$82,569	5.9%	$164,492	$118,552	38.8%
Hospital solutions	138,440	24,236	NM	24,236	0	NM	0	0	NM
Health solutions	70,975	61,388	15.6%	35,590	31,324	13.6%	58,853	30,713	91.6%
Prepackaged medications	0	0	NM	0	0	NM	0	1,121	NM
Unallocated corporate expenses	(241,248)	(193,340)	24.8%	(141,407)	(63,747)	121.8%	(118,762)	(104,452)	13.7%

Total income from operations	$136,544	$60,936	124.1%	$5,885	$50,146	(88.3%)	$104,583	$45,934	127.7%

Clinical Solutions

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2011	2010	% Change	2010	2009	% Change	2010	2009	% Change
Revenue:
System sales	$134,698	$147,911	(8.9%)	$76,565	$62,444	22.6%	$133,645	$81,867	63.2%
Professional services	119,555	81,550	46.6%	50,079	31,350	59.7%	62,834	43,430	44.7%
Maintenance	234,613	224,597	4.5%	131,509	120,670	9.0%	213,756	169,290	26.3%
Transaction processing and other	197,734	187,244	5.6%	111,159	106,419	4.5%	182,826	162,815	12.3%

Total revenue	686,600	641,302	7.1%	369,312	320,883	15.1%	593,061	457,402	29.7%

Total cost of revenue	372,610	314,323	18.5%	187,413	155,879	20.2%	284,695	222,437	28.0%

Gross profit	313,990	326,979	(4.0%)	181,899	165,004	10.2%	308,366	234,965	31.2%
% of Revenue	45.7%	51.0%		49.3%	51.4%		52.0%	51.4%
Selling, general and administrative expenses	95,640	112,709	(15.1%)	67,168	59,735	12.4%	103,009	88,634	16.2%
Research and development	49,973	45,618	9.5%	27,265	22,700	20.1%	40,865	27,779	47.1%

Income from operations	$168,377	$168,652	(0.2%)	$87,466	$82,569	5.9%	$164,492	$118,552	38.8%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Clinical solutions revenue increased during the year ended December 31, 2011 due to higher professional services revenue that was driven by an increase in professional services headcount which increased our ability to provide more billable services. We increased headcount primarily in response to the demand associated with “meaningful use” upgrade services. Also, maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base. Partially offsetting the increase in maintenance revenue is a $4 million decrease in hardware maintenance revenue. SaaS revenues are included in transaction processing and other and contributed $10 million of the increase in revenue compared to the prior period. Partially offsetting the current year increase in total revenue is a decrease in system sales compared to the prior period primarily due to a $10 million decrease in system hardware revenue as our system sales shifted to smaller physician practices which typically require less robust hardware solutions.

Gross Profit

Clinical solutions gross profit decreased during the current year primarily due to the decrease in hardware revenues discussed above combined with a $10 million increase in the amortization of software development costs and an increase in professional services cost of revenue attributable to the increased use of third party resources to assist us in meeting demand attributable to “meaningful use” upgrade services. The increase in amortization of software development costs is primarily attributable to the increase in capitalized costs related to development efforts associated with initial “meaningful use” requirements. The increase in professional services cost offset an increase in professional services revenue. Partially offsetting these changes was an increase in maintenance primarily related to growth in our customer base. Gross profit as a percent of revenue declined compared to the prior year due primarily to the increases in amortization of software development costs, the increase in professional services costs described above and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS and hosting solutions.

Selling, General and Administrative

Clinical solutions selling, general and administrative expenses declined during the current year primarily due to lower headcount-related costs and marketing expenses.

Research and Development

Clinical solutions research and development costs increased during the year ended December 31, 2011 primarily due to a $7 million decrease in the capitalization of software development costs which was partially offset by a decrease in headcount-related costs due to fewer external research and development resources required to achieve our development objectives. Capitalization of software development costs is higher in the prior year as we increased development efforts to address initial “meaningful use” requirements.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Revenue

Clinical solutions revenue increased during the seven months ended December 31, 2010 primarily due to an increase in customer orders that drove increases in all revenue categories. The increase in professional services was also driven by an increase in professional services headcount which provided additional capacity to deliver more billable services. Additionally, maintenance and transaction processing revenues increased as a result of continued growth in the clinical solutions customer base.

Gross Profit

Clinical solutions gross profit increased during the seven month period ended December 31, 2010 as compared to the prior year comparable period primarily due to an increase in system sales that was driven by an increase in software orders and an increase in maintenance revenue due to growth in our customer base. Gross profit as a percentage of revenue for the seven months ended December 31, 2010 decreased compared to the prior year comparable period primarily due to a lower gross profit percentage realized by transaction processing. We incurred additional transaction processing related costs as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions.

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

Research and Development

Clinical solutions research and development costs increased during the seven months ended December 31, 2010 primarily due to an increase in costs related to a higher number of internal and external research and development resources required to achieve new features and functionality and meet the “meaningful use” guidelines stipulated by healthcare legislation. Increased costs in the current period were partially offset by an increase in the capitalization of software development costs.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

Revenue

Clinical solutions revenue increased during the year ended May 31, 2010 primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an increase in customer orders that drove increases in all revenue categories. Additionally, maintenance revenues increased as a result of continued growth in the clinical solutions customer base.

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

Hospital Solutions

(Dollar amounts in thousands)	Year Ended December 31, 2011	August 24, 2010 Through December 31, 2010
Revenue:
System sales	$88,849	$26,010
Professional services	115,421	35,229
Maintenance	151,002	39,371
Transaction processing and other	273,042	74,067

Total revenue	628,314	174,677

Total cost of revenue	370,262	108,500

Gross profit	258,052	66,177
% of Revenue	41.1%	37.9%
Selling, general and administrative expenses	73,048	29,817
Research and development	46,564	12,124

Income from operations	$138,440	$24,236

The hospital solutions segment reflects the operations, subsequent to the completion of our merger with Eclipsys Corporation on August 24, 2010, of our acute care hospital solutions.

System sales and professional services are revenue categories driven by client orders and the mix of such orders (i.e., software, hardware, professional services, etc.). Maintenance and transaction processing and other revenues are also driven by client orders; however, these revenue categories are more recurring in nature and include offerings such as remote hosting and outsourcing.

Total revenue is negatively impacted by the amortization of a deferred revenue adjustment related to the Eclipsys Merger totaling $20 million and $27 million for the year ended December 31, 2011 and 2010, respectively.

Gross profit is also negatively impacted by the deferred revenue adjustment discussed above in addition to amortization of intangibles acquired in the Eclipsys Merger totaling $15 million and $6 million for the years ended December 31, 2011 and 2010, respectively.

Selling, general and administrative expenses, and research and development expenses, reflect recurring costs of the hospital solutions segment, and are net of capitalized software development costs of $29 million and $8 million for the year ended December 31, 2011 and the prior period amount, respectively.

Health Solutions

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2011	2010	% Change	2010	2009	% Change	2010	2009	% Change
Revenue:
System sales	$19,322	$19,590	(1.4%)	$10,542	$11,760	(10.4%)	$20,952	$16,602	26.2%
Professional services	15,372	14,201	8.2%	8,567	6,985	22.6%	12,605	8,397	50.1%
Maintenance	38,421	35,773	7.4%	20,622	19,593	5.3%	34,745	26,875	29.3%
Transaction processing and other	56,048	48,793	14.9%	29,589	24,258	22.0%	43,139	24,742	74.4%

Total revenue	129,163	118,357	9.1%	69,320	62,596	10.7%	111,441	76,616	45.5%

Total cost of revenue	35,640	32,364	10.1%	19,227	17,732	8.4%	30,963	22,321	38.7%

Gross profit	93,523	85,993	8.8%	50,093	44,864	11.7%	80,478	54,295	48.2%
% of Revenue	72.4%	72.7%		72.3%	71.7%		72.2%	70.9%
Selling, general and administrative expenses	14,979	16,928	(11.5%)	10,632	9,002	18.1%	13,284	16,569	(19.8%)
Research and development	7,569	7,677	(1.4%)	3,871	4,538	(14.7%)	8,341	7,013	18.9%

Income from operations	$70,975	$61,388	15.6%	$35,590	$31,324	13.6%	$58,853	$30,713	91.6%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Health solutions revenue increased during the year ended December 31, 2011 primarily as a result of an increase in transaction processing and other revenue driven by increased demand for our SaaS solutions. System sales were flat as our revenue mix continues to shift more to SaaS solutions.

Gross Profit

Health solutions gross profit during the year ended December 31, 2011 increased compared to the prior year due to increases in maintenance and transaction processing and other revenue which was partially offset by an increase in amortization of software development costs and other software-related costs. Gross profit as a percentage of revenue remained in line with the prior period as the increases in amortization of software development costs and other software-related costs were partially offset by lower maintenance-related costs.

Selling, General and Administrative

Health solutions selling, general and administrative expenses for the year ended December 31, 2011 decreased due to lower headcount-related expenses.

Research and Development

Health solutions research and development costs during the year ended December 31, 2011 were in line with the prior period amount.

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

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

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

Prepackaged Medications

Year Ended May 31, 2009
Total prepackaged medications revenue	$14,421
Total prepackaged medications cost of revenue	11,530

Gross profit	2,891
Selling general and administrative expenses	1,770

Income from operations	$1,121

Prepackaged medications revenue is only included in operating results during the year ended May 31, 2009, as the related business was acquired as part of the 2008 Transactions in the second quarter of fiscal year 2009 and on March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”).

Unallocated Corporate Expenses

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2011	2010	% Change	2010	2009	% Change	2010	2009	% Change
Unallocated corporate expenses Selling, general and administrative expenses	($203,904)	($172,959)	17.9%	($125,172)	($57,833)	116.4%	($108,702)	($97,568)	11.4%
Amortization of intangible assets	(37,344)	(20,381)	83.2%	(16,235)	(5,914)	174.5%	(10,060)	(6,884)	46.1%

Total unallocated corporate expenses included in income from operations	($241,248)	($193,340)	24.8%	($141,407)	($63,747)	121.8%	($118,762)	($104,452)	13.7%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Unallocated corporate selling, general and administrative expenses for 2011 include the full-year impact of expenses incurred by the operations of Eclipsys. Other increases during the current year include stock compensation expense and legal expenses incurred related to general legal matters, including negotiating transactions with customers and addressing claims asserted against the Company. These increases were partially offset by a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $16 million.

Unallocated corporate amortization of intangible assets increased during the year ended December 31, 2011 as a result of amortization expense related to intangible assets acquired in the Eclipsys Merger totaling $31 million and $11 million for the years ended December 31, 2011 and 2010, respectively.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

The increase in unallocated corporate selling, general and administrative expenses during the seven months ended December 31, 2010 as compared to the seven months ended December 31, 2009 is attributable to an increase in headcount and expenses incurred related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs totaling $57 million, in addition to unallocated corporate expenses incurred by legacy Eclipsys from the date of the merger, August 24, 2010.

Unallocated corporate amortization of intangible assets increased during the seven months ended December 31, 2010 as a result of increased amortization related to intangible assets acquired in the Eclipsys Merger.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

The increase in unallocated corporate selling, general and administrative expenses during 2010 is primarily attributable to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared to the prior year and an increase in headcount and employee-related compensation expenses. Additionally, we have incurred increased costs related to the proposed Eclipsys Merger and Coniston Transactions. Offsetting these increases are lower costs incurred in 2010 related to the 2008 Transactions and an impairment charge of $14 million related to the investment in Aprima recognized in the prior year which did not recur in 2010.

Unallocated corporate amortization of intangible assets increased during the year ended May 31, 2010 as a result of recognizing transaction-related expenses for a full year as compared to the prior year when amortization commenced in conjunction with the closing of the 2008 Transactions on October 10, 2008.

Interest Expense

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2011	2010	% Change	2010	2009	% Change	2010	2009	% Change
Interest expense	($20,750)	($10,992)	88.8%	($9,687)	($1,302)	644.0%	($1,993)	($2,162)	(7.8%)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Interest expense increased during the year ended December 31, 2011 as compared to the prior comparable period due to interest incurred on the amounts drawn against our credit facilities in order to fund the Coniston Transactions, and the write-off during the current year of previously deferred debt issuance costs totaling $2 million in connection with executing an amendment to our credit facilities.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Interest expense increased during the seven months ended December 31, 2010 as compared to the prior year comparable period primarily due to interest incurred on the amounts drawn against the Senior Secured Credit Facilities in order to fund the Coniston Transactions.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

Interest expense decreased during the year ended May 31, 2010 as compared to the prior year due to the conversion of outstanding Debentures to common stock in the first fiscal quarter of 2010 and the repayment of the outstanding balance under the Credit Facility during 2010.

Interest Income and Other, Net

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2011	2010	% Change	2010	2009	% Change	2010	2009	% Change
Interest income and other, net	$1,685	$1,549	8.8%	$843	$240	251.3%	$946	$626	51.1%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The increase in interest income and other, net during the year ended December 31, 2011 is primarily due to an increase in the imputed interest income from the indemnification asset provided in connection with the acquired tax positions from the Coniston Transactions.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

The increase in interest income and other, net during the seven month period ended December 31, 2010 is partially due to realized gains on investments and an increase in the cash and marketable securities balance, net of decreases due to lower interest rates earned.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

The increase during 2010 is partially due to realized gains on investments and an increase in the cash and marketable securities balance, net of decreases due to lower interest rates earned on cash in 2010.

Income Tax Expense

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2011	2010	% Change	2010	2009	% Change	2010	2009	% Change
Provision for income taxes	($43,870)	($24,676)	77.8%	($2,606)	($18,596)	(86.0%)	($40,666)	($18,376)	121.3%
Effective tax rate	37.3%	47.9%		(88.1%)	37.9%		39.3%	41.4%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The effective tax rate for the year ended December 31, 2011 is lower compared to the prior year primarily due to nondeductible expenses incurred in 2010 related to the Eclipsys Merger and Coniston Transactions which increased the effective rate for 2010. The effective rate for 2011 also reflects lower state tax expense, which is expected to recur, compared to the prior year.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

The effective tax rate increased significantly for the seven months ended December 31, 2010 compared to the prior year comparable period primarily due to nondeductible expenses incurred related to the Eclipsys Merger and Coniston Transactions and changes in state tax rates.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

The decrease in the effective tax rate during 2010 is primarily due to a reduction in state income tax expense and the utilization of federal research and development credits.

Contract Backlog

As of December 31, 2011 and 2010, we had a committed contract backlog of $2.9 billion and $2.7 billion, respectively. A portion of the contracts in the committed contract backlog are accounted for under the percentage of completion accounting method. The determination of the revenue related to percentage of completion contracts which is expected to be recognized over the next twelve months is based upon the projected implementation period for such contracts. We estimate that approximately 41% of the total backlog at December 31, 2011 will be recognized as revenue during 2012.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS, and totaled $1.1 billion and $0.9 billion in the year ended December 31, 2011 and 2010, respectively. Bookings amounts for the year ended December 31, 2010 include booking amounts of legacy Eclipsys for the full year.

Selected Quarterly Operating Results

The following tables set forth a summary of our quarterly financial information for our last eight quarters. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The operating results for any quarter should not be relied upon to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Stock—Our quarterly operating results may vary.” Please refer to the disclosure below the following table regarding data for the quarter ended September 30, 2011.

	Quarter Ended
(In thousands, except per share amounts)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Unaudited)
Consolidated Statements of Operations Data:		(As Adjusted )
Revenue	$388,202	$363,736	$356,831	$335,308	$316,178	$242,393	$191,373	$184,392
Cost of revenue	212,255	201,763	189,036	175,458	170,071	117,981	86,800	80,335

Gross profit	175,947	161,973	167,795	159,850	146,107	124,412	104,573	104,057
Selling, general and administrative expenses	89,739	92,152	101,532	104,148	105,862	103,358	66,224	56,969
Research and development	31,306	26,032	24,764	22,004	20,874	16,697	15,314	12,534
Amortization of intangible assets	9,273	9,422	9,422	9,227	9,829	5,576	2,488	2,488

Income (loss) from operations	45,629	34,367	32,077	24,471	9,542	(1,219)	20,547	32,066
Interest expense	(4,027)	(3,746)	(5,050)	(7,927)	(6,527)	(3,537)	(294)	(634)
Interest income and other, net	501	425	355	404	570	250	638	91

Income (loss) before income taxes	42,103	31,046	27,382	16,948	3,585	(4,506)	20,891	31,523
(Provision) benefit for income taxes	(16,120)	(11,909)	(11,506)	(4,335)	(9,808)	5,879	(7,801)	(12,946)

Net income (loss)	$25,983	$19,137	$15,876	$12,613	($6,223)	$1,373	$13,090	$18,577

Earnings (loss) per share:
Basic	$0.14	$0.10	$0.08	$0.07	($0.03)	$0.01	$0.09	$0.12

Diluted	$0.14	$0.10	$0.08	$0.07	($0.03)	$0.01	$0.09	$0.12

Consolidated Statement of Operations for the quarter ended September 30, 2011

Subsequent to the third quarter, we re-evaluated our conclusions with regards to the accounting for a software transaction that occurred in the three month period ended September 30, 2011. The transaction involved the bulk sale and delivery of software licenses through a complex structure and involving multiple parties engaged in the sale and distribution of such software and future related deliverables such as support, services and maintenance. Such transactions are a new and emerging trend in our industry. Upon further consideration of the transaction, we noted other performance obligations in the arrangement which require the deferral of revenue until such obligations are satisfied. Accordingly, we have concluded that the earnings process for this isolated transaction was not complete at the time of software delivery and, as such, the associated revenue of $5 million should not have been recorded as of September 30, 2011.

In conjunction with this correction, we also determined that an adjustment was required to reduce selling, general and administrative expenses by approximately $2 million related to variable compensation, which includes sales commissions directly related to this sales transaction and bonus expense as a result of the adjusted financial results for the third quarter since our bonus structure is contingent on the achievement of certain annual earnings metrics. As a result, we have adjusted our third quarter 2011 financial statements to reflect the $2 million reduction in selling, general and administrative expenses.

Although the adjustments are not deemed material to the previously reported interim revenues and operating results, we have included the effects of the adjustments in the table above. These adjustments had the following impact on our previously reported results for the three months ended September 30, 2011:

•	$5 million reduction in revenue—system sales

•	$2 million reduction in selling, general and administrative expense

•	$1 million reduction in provision for income taxes

•	$2 million reduction in net income

•	$0.01 reduction in earnings per share—basic and diluted

We have reconciled the effects of the adjustments to our previously reported interim statements of operations for the three and nine month periods ended September 30, 2011 in the condensed consolidated statements of operations presented in Note 1 to the accompanying consolidated financial statements.

There was no impact to our previously reported cash flows from operating, investing, and financing activities for the nine months ended September 30, 2011 as a result of adjustments described above. In addition, the adjustments do not have impact on our compliance with the Senior Secured Credit Facility covenants.

We will not amend our previously filed Form 10-Q for the quarterly period ended September 30, 2011 since the adjustments are not considered material to the consolidated financial statements. The as adjusted amounts above will be reflected in our statements of operations for the three and nine month periods ended September 30, 2011 within our third quarter 2012 Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $159 million and $131 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(In thousands)	2011	2010	$ Change	2010	2009	$ Change	2010	2009	$ Change
Net income (loss)	$73,609	$26,817	$46,792	($5,565)	$30,488	($36,053)	$62,870	$26,022	$36,848
Non-cash adjustments to net income	211,301	118,977	92,324	72,253	37,555	34,698	84,007	45,257	38,750
Cash impact of changes in operating assets and liabilities	(16,156)	33,107	(49,263)	9,093	(31,269)	40,362	(6,959)	(35,202)	28,243

Net cash provided by operating activities	$268,754	$178,901	$89,853	$75,781	$36,774	$39,007	$139,918	$36,077	$103,841

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities increased in the current year primarily due to an increase in our overall profitability in 2011, in part, attributable to the inclusion of Eclipsys operations for all of 2011 and an increase in cash received from customers attributable to the cash contribution by Eclipsys. This increase was partially offset by an increase in operating disbursements also attributable to the full-year effect of the Eclipsys Merger.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Net cash provided by operating activities increased in the seven months ended December 31, 2010 primarily due to a decrease in the utilization of cash by working capital activities as compared to the prior year comparable period and the cash contribution by Eclipsys operations from the date of the merger, August 24, 2010. The additional cash provided by Eclipsys operations was partially offset by an increase in expenses related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs incurred during the seven months ended December 31, 2010.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

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

Investing Cash Flow Activities

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(In thousands)	2011	2010	$ Change	2010	2009	$ Change	2010	2009	$ Change
Capital expenditures	($44,306)	($33,378)	($10,928)	($24,552)	($5,069)	($19,483)	($13,919)	($4,970)	($8,949)
Capitalized software	(60,748)	(47,761)	(12,987)	(36,936)	(10,272)	(26,664)	(21,097)	(14,001)	(7,096)
Net (purchases) sales and maturities of marketable securities and other investments	(12,845)	4,214	(17,059)	1,589	383	1,206	3,009	6,181	(3,172)
Proceeds received from sale of fixed assets	20,000	0	20,000	0	0	0	0	0	0
Change in restricted cash	2,225	2,216	9	2,216	0	2,216	0	0	0
Net cash acquired in merger with Eclipsys	0	170,102	(170,102)	170,102	0	170,102	0	0	0
Payment for acquisition of Allscripts, net of cash acquired	0	0	0	0	0	0	0	(263,766)	263,766
Net proceeds received from sale of building	0	0	0	0	0	0	0	6,450	(6,450)
Net proceeds received from sale of prepackaged medications business	0	0	0	0	0	0	0	8,000	(8,000)

Net cash (used in) provided by investing activities	($95,674)	$95,393	($191,067)	$112,419	($14,958)	$127,377	($32,007)	($262,106)	$230,099

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash used in investing activities increased during the year ended December 31, 2011 primarily due to increases in capital expenditures and software development expenditures. Also, the prior period includes cash and restricted cash acquired in the Eclipsys Merger. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our SaaS and hosting solutions. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during the current year that was driven by new product initiatives and regulatory updates to existing products related to initial “meaningful use” requirements. Capital expenditures and capitalized software expenditures are also higher in the current year due to the inclusion of a full year of Eclipsys operations. Our investments in dbMotion Ltd. and Humedica, Inc. also contributed to the increase. These increases were partially offset by proceeds received from the sale of a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to Affiliated Computer Services, Inc. (“ACS”), and the elimination of our restricted cash balance due to the expiration of certain letters of credit.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Cash provided by investing activities increased during the seven months ended December 31, 2010 due to the cash and restricted cash acquired in the Eclipsys Merger. This increase was partially offset by increases in capital expenditures and software development expenditures. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our products. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during the seven months ended December 31, 2010 that was driven by new product initiatives and regulatory updates to existing products related to “meaningful use”. Capital expenditures and capitalized software expenditures are also higher during the seven months ended December 31, 2010 due to the inclusion of amounts related to Eclipsys operations from the merger date, August 24, 2010, totaling $14 million and $8 million, respectively.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

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

Financing Cash Flow Activities

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(In thousands)	2011	2010	$ Change	2010	2009	$ Change	2010	2009	$ Change
Proceeds from issuance of common stock	$35,119	$11,558	$23,561	$10,426	$2,462	$7,964	$3,594	$5,620	($2,026)
Excess tax benefits from stock-based compensation	8,818	(1,063)	9,881	(457)	6,857	(7,314)	6,251	5,463	788
Taxes paid related to net share settlement of equity awards	(11,456)	0	(11,456)	0	0	0	0	0	0
Net payments on debt instruments	(171,851)	(106,216)	(65,635)	(81,705)	(20,993)	(60,712)	(45,505)	(21,475)	(24,030)
Credit facility borrowings, net of issuance costs	47,193	547,744	(500,551)	547,744	0	547,744	0	0	0
Change in parent’s net investment	0	0	0	0	0	0	0	358,802	(358,802)
Repurchase of common stock	(51,462)	(679,000)	627,538	(679,000)	0	(679,000)	0	(51,547)	51,547

Net cash (used in) provided by financing activities	($143,639)	($226,977)	$83,338	($202,992)	($11,674)	($191,318)	($35,660)	$296,863	($332,523)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash used in financing activities decreased during the year ended December 31, 2011 compared to the prior period primarily due to the current year increase in proceeds from stock-based compensation activities and considering the prior period effects of the repurchase of common stock related to the reduction of Misys share ownership in Allscripts and proceeds from the Senior Secured Credit Facilities which were used to fund the Coniston Transactions in connection with the Eclipsys Merger which did not recur in 2011. Payments on debt instruments increased due to repayment of borrowings under the Senior Secured Credit Facilities which originated in August 2010. Also, additional payments and borrowings, each totaling $49 million, net of $1 million in debt issuance costs, occurred in the current year in connection with the Amended and Restated Credit Agreement. We repurchased approximately 3 million shares of our common stock for $51 million during the current year pursuant to our stock repurchase program. As of December 31, 2011, the amount available for repurchase of common stock under the program was $149 million. Finally, during the current year the majority of restricted stock units and awards that vested were net-share settled such that we withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Seven Months Ended December 31, 2010 Compared to Seven Months Ended December 31, 2009

Cash used for financing activities increased during the seven months ended December 31, 2010 compared to the prior year comparable period primarily due to the repurchase of common stock related to the reduction of Misys ownership in Allscripts. The increase is partially offset by proceeds from the Senior Secured Credit Facilities which were used to fund the Coniston Transactions and working capital needs. Payments on debt instruments primarily increased due to repayment of borrowings under the Senior Secured Credit Facilities. Additionally, an increase in proceeds from issuance of common stock partially offsets the increases in cash used for financing activities.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

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

We calculate free cash flow as follows:

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(In thousands)	2011	2010	$ Change	2010	2009	$ Change	2010	2009	$ Change
Net cash provided by operating activities	$268,754	$178,901	$89,853	$75,781	$36,774	$39,007	$139,918	$36,077	$103,841
Capital expenditures	(44,306)	(33,378)	(10,928)	(24,552)	(5,069)	(19,483)	(13,919)	(4,970)	(8,949)
Capitalized software	(60,748)	(47,761)	(12,987)	(36,936)	(10,272)	(26,664)	(21,097)	(14,001)	(7,096)

Free cash flow	$163,700	$97,762	$65,938	$14,293	$21,433	($7,140)	$104,902	$17,106	$87,796

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

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the year ended December 31, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet at December 31, 2011.

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

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The remaining quarterly installment payments, as adjusted for any prepayments on the Term Facility through December 31, 2011, are as follows (in thousands):

Quarterly Installments	Quarterly Principal Amount
March 31, 2012 to September 30, 2012	$9,928
December 31, 2012 to September 30, 2013	14,893
December 31, 2013 to September 30, 2014	19,856
December 31, 2014 to June 30, 2015	24,820
August 20, 2015	Remaining balance

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

As of December 31, 2011, $367 million in borrowings and $2 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of December 31, 2011, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 1.75%, which totaled 2.05%. Refer to Quantitative and Qualitative

Disclosures About Market Risk for the interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of December 31, 2011.

As of December 31, 2011, we had $248 million available, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

We believe that our cash, cash equivalents and marketable securities of $159 million as of December 31, 2011, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations as of December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

(In thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Contractual obligations:
Debt:(1)
Principal payments	$367,341	$44,676	$64,532	$84,388	$173,745	$0	$0
Interest payments	26,163	9,574	7,921	5,821	2,847	0	0
Capital leases	2,547	961	674	554	244	114	0
Non-cancelable operating leases	88,040	19,151	17,273	13,209	12,252	11,912	14,243
Unconditional purchase obligations(2)	25,819	13,182	8,395	4,242	0	0	0
Agreement with Affiliated Computer Services, Inc.(3)	432,947	53,413	52,223	50,136	49,063	47,350	180,762
Other contractual obligations(4)	1,747	1,747	0	0	0	0	0

Total contractual obligations	$944,604	$142,704	$151,018	$158,350	$238,151	$59,376	$195,005

The Company believes it has income tax exposure totaling $43 million as of December 31, 2011 primarily related to tax exposure acquired in connection with the Eclipsys Merger and Coniston Transactions and pre-acquisition NOL’s for the legacy Allscripts group. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict with reasonable reliability the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have excluded net deferred tax liabilities of $74 million from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

The acquired tax position related to the Misys share repurchase totaling $26 million is indemnified by Misys.

(1)	As described in Future Capital Requirements, the Company entered into a credit agreement whereby we borrowed $570 million to finance the repurchase of Allscripts shares held by Misys. The term facility provided under the credit agreement matures in quarterly installments commencing on December 31, 2010, and the revolving facility matures on August 20, 2015. As described in Quantitative and Qualitative Disclosures About Market Risk, the Company entered into an interest rate swap agreement that converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896%. Interest payments on borrowings presented in the contractual obligations table above have been estimated using the effective fixed rate, which represented our effective interest rate after consideration of the interest rate swap agreement, and assumes the LIBOR rate and applicable margin are consistent with the actual rate at December 31, 2011.
(2)	The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.
(3)	On March 31, 2011, we entered into a ten year agreement with Affiliated Computer Services, Inc. (“ACS”) to provide services to support our remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to ACS for current Allscripts’ employees to be retained by ACS from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services.
(4)	As of December 31, 2011, we had letters of credit outstanding under our Credit Agreement. The letters of credit are provided as security for a corporate facilities lease and to support workers’ compensation insurance policies. No amounts had been drawn on the letters of credit at December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our Senior Secured Credit Facilities. Based upon our balance of $367 million of debt under our Senior Secured Credit Facilities as of December 31, 2011, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of $4 million. We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements.

Allscripts has international operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2011 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

As of December 31, 2011, we had cash, cash equivalents and marketable securities in financial instruments of $159 million. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and marketable securities as of December 31, 2011, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of $2 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

We have audited the consolidated balance sheet of Allscripts Healthcare Solutions, Inc. as of December 31, 2011, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allscripts Healthcare Solutions, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allscripts Healthcare Solutions, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

We have audited Allscripts Healthcare Solutions, Inc.’s internal control over financial reporting as of December 31,2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allscripts Healthcare Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Allscripts Healthcare Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allscripts Healthcare Solutions, Inc. as of December 31, 2011, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc:

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for the seven months in the period ended December 31, 2010 and each of two years in the period ended May 31, 2010 present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the seven months in the period ended December 31, 2010 and for each of the two years in the period ended May 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the seven months in the period ended December 31, 2010 and for each of the two years in the period ended May 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in the fiscal year ending May 31, 2010.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2011

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$157,753	$129,403
Restricted cash	0	2,225
Accounts receivable, net of allowance of $12,505 and $11,321 at December 31, 2011 and 2010, respectively	362,793	317,214
Deferred taxes, net	40,600	30,739
Inventories	2,059	3,816
Prepaid expenses and other current assets	117,444	92,059

Total current assets	680,649	575,456
Long-term marketable securities	1,675	1,733
Fixed assets, net	122,563	114,294
Software development costs, net	98,378	61,299
Intangible assets, net	489,848	554,669
Goodwill	1,039,364	1,037,004
Deferred taxes, net	5,017	5,497
Other assets	79,847	68,635

Total assets	$2,517,341	$2,418,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,215	$46,592
Accrued expenses	103,381	84,675
Accrued compensation and benefits	31,784	40,447
Deferred revenue	288,900	228,606
Current maturities of long-term debt and capital lease obligations	45,477	30,751

Total current liabilities	510,757	431,071
Long-term debt	322,664	459,750
Deferred revenue	18,891	6,451
Deferred taxes, net	119,728	88,501
Other liabilities	68,581	49,046

Total liabilities	1,040,621	1,034,819
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	0	0
Common stock:
$0.01 par value, 349,000 shares authorized at December 31, 2011 and 2010; 254,691 and 190,382 shares issued and outstanding at December 31, 2011, respectively, 250,710 and 188,288 shares issued and outstanding at December 31, 2010, respectively	2,547	2,507
Treasury stock at cost, 63,951 and 61,308 shares at December 31, 2011 and 2010, respectively	(52,075)	(613)
Additional paid-in capital	1,543,167	1,469,527
Accumulated deficit	(16,377)	(89,986)
Accumulated other comprehensive (loss) income	(542)	2,333

Total stockholders’ equity	1,476,720	1,383,768

Total liabilities and stockholders’ equity	$2,517,341	$2,418,587

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands, except per share amounts)			2010	2009
Revenue:
System sales	$242,869	$113,117	$154,597	$98,469
Professional services	250,348	93,875	75,439	51,827
Maintenance	424,036	191,502	248,501	196,165
Transaction processing and other	526,824	214,815	225,965	187,557

Total software and related services	1,444,077	613,309	704,502	534,018
Prepackaged medications	0	0	0	14,421

Total revenue	1,444,077	613,309	704,502	548,439

Cost of revenue:
System sales	144,139	63,392	85,070	52,039
Professional services	210,614	81,572	66,561	51,327
Maintenance	135,570	67,463	82,348	71,913
Transaction processing and other	288,189	102,713	81,679	69,479

Total software and related services	778,512	315,140	315,658	244,758
Prepackaged medications	0	0	0	11,530

Total cost of revenue	778,512	315,140	315,658	256,288

Gross profit	665,565	298,169	388,844	292,151
Selling, general and administrative expenses	387,571	232,788	224,995	199,902
Research and development	104,106	43,261	49,206	39,431
Amortization of intangible assets	37,344	16,235	10,060	6,884

Income from operations	136,544	5,885	104,583	45,934
Interest expense	(20,750)	(9,687)	(1,993)	(2,162)
Interest income and other, net	1,685	843	946	626

Income (loss) before income taxes	117,479	(2,959)	103,536	44,398
Provision for income taxes	(43,870)	(2,606)	(40,666)	(18,376)

Net income (loss)	$73,609	($5,565)	$62,870	$26,022

Earnings (loss) per share:
Basic	$0.39	($0.03)	$0.42	$0.21

Diluted	$0.39	($0.03)	$0.42	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Net income (loss)	$73,609	($5,565)	$62,870	$26,022
Unrealized (loss) gain on marketable securities, net of tax	(3)	(1)	63	(19)
Derivatives:
Unrealized (loss) gain on derivative financial instruments	(5,781)	1,661	0	0
Reclassification adjustment for loss included in net income	2,024	342	0	0
Tax effect	1,463	(776)	0	0

Unrealized (loss) gain on derivative financial instruments, net of tax	(2,294)	1,227	0	0

Foreign currency translation adjustment	(578)	1,063	0	0

Total comprehensive income (loss)	$70,734	($3,276)	$62,933	$26,003

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance at May 31, 2008	82,886	$829	0	$0	$283,133	($173,313)	$0	$110,649
Stock-based compensation expense	0	0	0	0	5,770	0	0	5,770
Change in net investment from parent, Misys plc	0	0	0	0	35,350	0	0	35,350
Issuance of shares of common stock for purchase of Allscripts	62,998	630	0	0	562,432	0	0	563,062
Common stock issued under stock plans	1,937	17	0	0	5,603	0	0	5,620
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	5,463	0	0	5,463
Repurchase of shares of common stock	(5,424)	(53)	0	0	(51,494)	0	0	(51,547)
Net income	0	0	0	0	0	26,022	0	26,022
Unrealized loss on marketable securities, net of tax	0	0	0	0	0	0	(19)	(19)

Balance at May 31, 2009	142,397	1,423	0	0	846,257	(147,291)	(19)	700,370
Stock-based compensation expense	0	0	0	0	13,918	0	0	13,918
Common stock issued under stock plans	1,519	16	0	0	3,578	0	0	3,594
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	6,251	0	0	6,251
Conversion of debentures	2,451	25	0	0	19,734	0	0	19,759
Net income	0	0	0	0	0	62,870	0	62,870
Unrealized gain on marketable securities, net of tax	0	0	0	0	0	0	63	63

Balance at May 31, 2010	146,367	1,464	0	0	889,738	(84,421)	44	806,825
Stock-based compensation expense	0	0	0	0	17,968	0	0	17,968
Issuance of shares of common stock for purchase of Eclipsys	69,226	692	0	0	1,230,590	0	0	1,231,282
Common stock issued under stock plans	3,565	35	0	0	10,391	0	0	10,426
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	(457)	0	0	(457)
Issuance and receipt of shares of common stock related to the Coniston Transactions	61,308	613	(61,308)	(613)	0	0	0	0
Repurchase of shares of common stock related to the Coniston Transactions	(29,756)	(297)	0	0	(678,703)	0	0	(679,000)
Net loss	0	0	0	0	0	(5,565)	0	(5,565)
Unrealized loss on marketable securities, net of tax	0	0	0	0	0	0	(1)	(1)
Net unrealized gain on derivative financial instruments, net of tax	0	0	0	0	0	0	1,227	1,227
Foreign currency translation adjustment	0	0	0	0	0	0	1,063	1,063

Balance at December 31, 2010	250,710	2,507	(61,308)	(613)	1,469,527	(89,986)	2,333	1,383,768
Stock-based compensation expense	0	0	0	0	41,199	0	0	41,199
Common stock issued under stock plans, net of shares withheld for employee taxes	3,981	40	0	0	23,623	0	0	23,663
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	8,818	0	0	8,818
Repurchase of shares of common stock	0	0	(2,643)	(51,462)	0	0	0	(51,462)
Net income	0	0	0	0	0	73,609	0	73,609
Unrealized loss on marketable securities, net of tax	0	0	0	0	0	0	(3)	(3)
Net unrealized loss on derivative financial instruments, net of tax	0	0	0	0	0	0	(2,294)	(2,294)
Foreign currency translation adjustment	0	0	0	0	0	0	(578)	(578)

Balance at December 31, 2011	254,691	$2,547	(63,951)	($52,075)	$1,543,167	($16,377)	($542)	$1,476,720

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Cash flows from operating activities:
Net income (loss)	$73,609	($5,565)	$62,870	$26,022
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,400	50,089	36,522	22,787
Stock-based compensation expense	40,752	18,916	14,849	5,770
Excess tax benefits from stock-based compensation	(8,818)	457	(6,251)	(5,463)
Provision for doubtful accounts	10,059	6,140	7,785	5,893
Deferred taxes	33,395	(3,825)	31,562	(1,194)
Other losses (gains)	3,513	476	(460)	0
Asset impairment losses	0	0	0	15,876
Loss on sale of prepackaged medications business	0	0	0	1,588
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(55,912)	(5,237)	(34,583)	(30,303)
Inventories	1,757	321	(601)	231
Prepaid expenses and other assets	(33,025)	(11,843)	(18,094)	(6,858)
Accounts payable	(8,546)	(10,413)	13,056	(2,924)
Accrued expenses	22,298	10,377	14,775	(2,036)
Accrued compensation and benefits	(14,766)	448	709	(7,740)
Deferred revenue	72,728	25,288	18,092	14,577
Other liabilities	(690)	152	(313)	(149)

Net cash provided by operating activities	268,754	75,781	139,918	36,077
Cash flows from investing activities:
Capital expenditures	(44,306)	(24,552)	(13,919)	(4,970)
Capitalized software	(60,748)	(36,936)	(21,097)	(14,001)
Purchases of marketable securities and other investments	(12,900)	(9)	(4,008)	(2,522)
Sales and maturities of marketable securities and other investments	55	1,598	7,017	8,703
Proceeds received from sale of fixed assets	20,000	0	0	0
Change in restricted cash	2,225	2,216	0	0
Net cash acquired in merger with Eclipsys	0	170,102	0	0
Payment for acquisition of Allscripts	0	0	0	(329,494)
Net cash acquired in merger with Allscripts	0	0	0	65,728
Net proceeds received from sale of building	0	0	0	6,450
Net proceeds received from sale of prepackaged medications business	0	0	0	8,000

Net cash (used in) provided by investing activities	(95,674)	112,419	(32,007)	(262,106)
Cash flows from financing activities:
Proceeds from issuance of common stock	35,119	10,426	3,594	5,620
Excess tax benefits from stock-based compensation	8,818	(457)	6,251	5,463
Taxes paid related to net share settlement of equity awards	(11,456)	0	0	0
Payments of capital lease obligations	(1,427)	(830)	(1,510)	(1,340)
Credit facility payments	(170,424)	(80,875)	(43,995)	(6,005)
Credit facility borrowings, net of issuance costs	47,193	547,744	0	0
Payments on promissory note	0	0	0	(2,734)
Line of credit payments	0	0	0	(41,915)
Line of credit borrowings	0	0	0	38,683
Change in parent’s net investment, including $330,000 received from Misys PLC	0	0	0	358,802
Repurchase of senior convertible notes	0	0	0	(8,164)
Repurchase of common stock	(51,462)	(679,000)	0	(51,547)

Net cash (used in) provided by financing activities	(143,639)	(202,992)	(35,660)	296,863

Effect of exchange rates on cash and cash equivalents	(1,091)	785	0	0

Net increase (decrease) in cash and cash equivalents	28,350	(14,007)	72,251	70,834
Cash and cash equivalents, beginning of period	129,403	143,410	71,159	325

Cash and cash equivalents, end of period	$157,753	$129,403	$143,410	$71,159

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

Misys Merger

On October 10, 2008, in accordance with the transactions (the “2008 Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), Misys Healthcare Systems (“MHS” or “legacy MHS”) and Patriot Merger Company, LLC (“Patriot”) a reverse acquisition for accounting purposes was completed that consisted of (i) the cash payment to legacy Allscripts by an affiliate of Misys of $330 million and (ii) the merger of Patriot with and into MHS, with MHS being the surviving company. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. In connection with the closing of the 2008 Transactions, Allscripts issued an aggregate of 83 million shares of its common stock to two subsidiaries of Misys, which as of the closing of the 2008 Transactions, represented approximately 57% of the number of outstanding shares of Allscripts common stock. The 2008 Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

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

Change in Fiscal Year

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As such, the current period represents the twelve months ended December 31, 2011 and has been reported on the basis of the new fiscal year beginning as of January 1, 2011. Our prior period consisted of the seven month transition period beginning June 1, 2010 through December 31, 2010. Financial statements for May 31, 2010 and 2009 continue to be presented on the basis of our previous fiscal year end.

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Consolidated Statements of Operations for the three and nine months ended September 30, 2011

Subsequent to the third quarter, we re-evaluated our conclusions with regards to the accounting for a software transaction that occurred in the three month period ended September 30, 2011. The transaction involved the bulk sale and delivery of software licenses through a complex structure involving multiple parties engaged in the sale and distribution of such software and future related deliverables such as support, services and maintenance. Such transactions are a new and emerging trend in our industry. Upon further consideration of the transaction, we noted other performance obligations in the arrangement which require the deferral of revenue until such obligations are satisfied. Accordingly, we have concluded that the earnings process for this isolated transaction was not complete at the time of software delivery and, as such, the associated revenue of $5 million should not have been recorded as of September 30, 2011.

In conjunction with this correction, we also determined that an adjustment was required to reduce selling, general and administrative expenses by approximately $2 million related to variable compensation, which includes sales commissions directly related to this sales transaction and bonus expense as a result of the adjusted financial results for the third quarter since our bonus structure is contingent on the achievement of certain annual earnings metrics. As a result, we have adjusted our third quarter 2011 financial statements to reflect the $2 million reduction in selling, general and administrative expenses.

Although the adjustments are not deemed material to the previously reported interim revenues and operating results, we have presented the effects of the adjustments to our previously reported interim statements of operations for the three and nine month periods ended September 30, 2011 in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 presented below.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(In thousands, except per share amounts)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Consolidated Statements of Operations Data:
Revenue	$368,763	$5,027	$363,736	$1,060,902	$5,027	$1,055,875
Cost of revenue	201,763	0	201,763	566,257	0	566,257

Gross profit	167,000	5,027	161,973	494,645	5,027	489,618
Selling, general and administrative expenses	94,120	1,968	92,152	299,800	1,968	297,832
Research and development	26,032	0	26,032	72,800	0	72,800
Amortization of intangible assets	9,422	0	9,422	28,071	0	28,071

Income from operations	37,426	3,059	34,367	93,974	3,059	90,915
Interest expense	(3,746)	0	(3,746)	(16,723)	0	(16,723)
Interest income and other, net	425	0	425	1,184	0	1,184

Income before income taxes	34,105	3,059	31,046	78,435	3,059	75,376
Provision for income taxes	(13,121)	(1,212)	(11,909)	(28,962)	(1,212)	(27,750)

Net income	$20,984	$1,847	$19,137	$49,473	$1,847	$47,626

Earnings per share—basic and diluted	$0.11	$0.01	$0.10	$0.26	$0.01	$0.25

The adjustments did not impact our previously reported cash flows from operating, investing, and financing activities for the nine months ended September 30, 2011. In addition, the adjustments do not have an impact on our compliance with our Senior Secured Credit Facility covenants.

We will not amend our previously filed Form 10-Q for the quarterly period ended September 30, 2011 since the information included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 reconciles the adjusted interim financial information to the previously reported financial results and the adjustments are not material to the consolidated financial statements. The as adjusted amounts above will be reflected in our statements of operations for the three and nine month periods ended September 30, 2011 within our third quarter 2012 Quarterly Report on Form 10-Q.

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

To determine the selling price in multiple-element arrangements, we establish vendor-specific objective evidence of fair value using the price charged for a deliverable when sold separately and contractual renewal rates for maintenance fees. For nonsoftware multiple element arrangements, third-party evidence of fair value is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because vendor-specific objective evidence or third-party evidence of fair value does not exist, we determine an estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, customer demand, internal costs and overall economic trends. The determination of an estimated selling price is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future. These events could result in changes to our determination of vendor-specific objective evidence of fair value, third-party evidence of fair value and estimated selling price. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

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

While most of our arrangements include short-term payment terms, we periodically provide extended payment terms to clients from the date of contract signing. We do not recognize revenue under extended payment term arrangements until such payments become due. In certain circumstances, where all other revenue recognition criteria have been met, we occasionally offer discounts to clients with extended payment terms, in order to accelerate the timing of when payments are made. Changes to extended payment term arrangements have not had a material impact on our consolidated results of operations.

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

The Company records reimbursements for out-of-pocket expenses incurred as professional services revenue in the statement of operations. These amounts totaled:

	Year Ended December 31, 2011	Seven Months Ended December 31,	Year Ended May 31,
(In thousands)		2010	2010	2009
Reimbursements for out-of-pocket expenses incurred as professional services revenue	$20,788	$6,700	$4,777	$4,074

Revenue earned on contracts in excess of billings is included in the balance of accounts receivable. Billings are expected to occur according to the contract terms. Revenue earned on contracts in excess of billings and deferred revenue consisted of the following:

	December 31,
(In thousands)	2011	2010
Revenue earned on contracts in excess of billings	$75,204	$64,679
Deferred revenue
Prepayments and billings in excess of revenue earned on contracts in progress for software and services	$180,123	$129,602
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance	108,777	99,004

Deferred revenue (current)	288,900	228,606
Prepayments and billings in excess of revenue earned on contracts in progress (long-term)	18,891	6,451

Total deferred revenue	$307,791	$235,057

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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities and consist of mortgage and asset-backed bonds. Marketable securities are recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs. Our Level 2 derivative financial instrument represents an interest rate swap contract which is valued based upon observable values for underlying interest rates and market determined risk premiums.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. We have no Level 3 financial instruments.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

(In thousands)	Balance Sheet Classifications	December 31, 2011			December 31, 2010
		Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$14,071	$0	$14,071	$32,003	$0	$32,003
Marketable securities	Long-term marketable securities	0	1,675	1,675	0	1,733	1,733
Derivatives	Other liabilities and Other assets, respectively	0	(1,754)	(1,754)	0	2,003	2,003

Total		$14,071	($79)	$13,992	$32,003	$3,736	$35,739

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These equity securities are recorded at cost and included in other assets in the accompanying consolidated balance sheets. We measure our cost method investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. If an evaluation is required, the fair value of these investments will be determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.

In January 2011, we purchased preferred stock of dbMotion Ltd., an innovative provider of health interoperability solutions for connected healthcare. The investment of $4 million is included in other assets at December 31, 2011.

In April 2011, we purchased preferred stock of Humedica, Inc., a next-generation clinical informatics company that provides SaaS based business intelligence solutions to the healthcare industry. The investment of $9 million is included in other assets at December 31, 2011.

Our long-term financial liabilities consist of long-term debt with a carrying value that approximates fair value since the interest rate approximates current market rates.

Financial Instruments

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

Other investments classified as long-term marketable securities include certain debt instruments. Debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Realized and unrealized gains and losses for all periods presented are immaterial. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income. There were no other-than-temporary impairments for the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. There were no realized gains (losses) on derivatives for the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009.

Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition of Allscripts’ customer base, the industry in which we operate and general economic conditions. Allscripts reviews the collectability of individual accounts and assesses the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required. Allscripts does not have any off-balance-sheet credit exposure related to its customers.

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

During the three months ended June 30, 2011, we voluntarily changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from May 31 to the first day of the fiscal fourth quarter. This change is preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with our strategic planning and budgeting process, which will allow management to utilize the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of our reporting units. The change did not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively. We re-performed step one of the annual goodwill impairment test as of October 1, 2011 and no indicators of impairment were identified.

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

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with authoritative guidance, Allscripts reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2011	2010
Software development costs	$132,714	$72,035
Less: accumulated amortization	(34,336)	(10,736)

Software development costs, net	$98,378	$61,299

Capitalized software development costs, write-offs and amortization of capitalized software development costs included in system sales cost of revenue were as follows:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Capitalized software development costs	$60,748	$36,936	$21,097	$14,001
Write-offs of capitalized software development costs	$0	$0	$0	$0
Amortization of capitalized software development costs	$23,669	$5,538	$4,712	$486

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

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted-average shares of outstanding common stock, as adjusted for income allocated to participating securities. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist of stock options, restricted stock unit awards and conversion of the 3.5% Senior Convertible Debentures (the “Debentures”) using the treasury stock method.

The calculations of earnings per share are as follows:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands, except per share amounts)			2010	2009
Basic Earnings per Common Share:
Net income (loss)	$73,609	($5,565)	$62,870	$26,022
Less: Income allocated to participating securities	0	0	(1,308)	(439)

Net income (loss) available to common shareholders	$73,609	($5,565)	$61,562	$25,583

Weighted average common shares outstanding	189,254	168,110	145,146	122,591

Basic Earnings (Loss) per Common Share	$0.39	($0.03)	$0.42	$0.21

Earnings per Common Share Assuming Dilution:
Net income (loss)	$73,609	($5,565)	$62,870	$26,022
Less: Income allocated to participating securities	0	0	(1,281)	(432)
Add: Interest expense on Debentures, net of tax	0	0	69	457

Net income (loss) available to common shareholders	$73,609	($5,565)	$61,658	$26,047

Weighted average common shares outstanding	189,254	168,110	145,146	122,591
Dilutive effect of stock options and restricted stock units awards	1,786	0	2,782	1,970
Dilutive effect of Debentures	0	0	456	2,451

Weighted average common shares outstanding assuming dilution	191,040	168,110	148,384	127,012

Earnings (Loss) per Common Share Assuming Dilution:	$0.39	($0.03)	$0.42	$0.21

The as-if converted shares and interest expense related to our Debentures were included for the years ended May 31, 2010 and 2009.

The as-if converted shares totaling 3 million were not included in the seven months ended December 31, 2010 as the effects were anti-dilutive.

The following stock options and share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of our common stock during the related periods and the effect of including such stock options and share awards in the computation would be anti-dilutive:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Shares subject to anti-dilutive stock options and share awards excluded from calculation	1,203	772	26	1,201

Stock-Based Compensation

Under the fair value recognition provisions of authoritative accounting guidance related to stock-based payment arrangements, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period typically on a straight-line basis, net of estimated forfeitures. The fair value of restricted stock units and restricted stock awards are measured at their underlying closing share price on the date of grant.

The net proceeds from stock-based compensation activities are reflected as a financing activity within the consolidated statements of cash flows. Allscripts settles employee stock option exercises and stock awards with newly issued common shares.

Retirement Savings Plan

We sponsor an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. During the year ended December 31, 2011, we contributed $11 million.

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

Allscripts has not entered into any foreign currency hedging contracts during the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009.

Concentrations of Credit Risk

Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. Allscripts primarily maintains its cash balances with two major commercial banks and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

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

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Bad debt expense	$10,059	$6,140	$7,785	$5,893

The majority of revenue is derived from customers located in the United States. The majority of long-lived assets are located in the United States. There were no customers that accounted for greater than 10% of revenue in the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009. No customer represented more than 10% of accounts receivable as of December 31, 2011 or 2010.

Allscripts provides its software customers with a standard product warranty beginning with live use of the software. If a software product is found to have a material defect that causes the product not to operate in accordance with the software specifications, Allscripts will deliver any necessary alterations to the customer.

Use of Estimates

Generally accepted accounting principles (“GAAP”) in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the year. Actual results could differ from these estimates.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and we adopted this new guidance during the fourth quarter of fiscal year 2011. This guidance did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued additional authoritative guidance related to fair value measurements and disclosures to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and should be applied prospectively. We do not believe our adoption of this new guidance will have a significant impact on our consolidated financial statements.

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

2. Business Combinations and Divestitures

Merger with Eclipsys Corporation

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

Acquisition and integration-related costs included in selling, general and administrative expenses for the year ended December 31, 2011, the seven months ended December 31, 2010 and the year ended May 31, 2010 totaled $36 million, $57 million and $4 million, respectively.

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

Goodwill was determined based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Eclipsys’ history of profitability and high operating margins, strong sales force and overall employee base, and its position in the healthcare information technology market. During the year ended December 31, 2011, we recorded goodwill purchase accounting adjustments primarily related to fair value adjustments of certain tax liabilities totaling approximately $2 million. These adjustments are not reflected in the table above.

As of the acquisition date of August 24, 2010, goodwill and intangible assets have been attributed to the hospital solutions segment. The acquired intangible assets are being amortized on a straight-line basis over their useful lives and consist of the following:

(Dollar amounts in thousands)	Useful Life in Years	Fair Value
Description
Maintenance and outsourcing agreements	20	$59,000
Hosting agreements	15	26,000
Services agreements	12	37,000
Developed technology	7	69,000
Core technology	12	95,000
Trade name	3	13,000
Maintenance and outsourcing contract backlog	5	48,000
Hosting contract backlog	6	16,000
Services backlog	2	14,000

		$377,000

The following unaudited pro forma information assumes the Eclipsys Merger occurred as of the beginning of the earliest periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the Eclipsys Merger including our amortization charges from acquired intangible assets, the elimination of certain intangible asset amortization incurred by Eclipsys, stock-based compensation charges for equity awards assumed, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though the aforementioned companies were combined at the beginning of the earliest period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the merger occurred at the beginning of the earliest period presented, nor of future results of operations. For pro forma purposes, quarterly financial results of legacy Eclipsys have been combined in order to align with the historical financial reporting periods of Allscripts. Accordingly, the financial results of legacy Eclipsys for the twelve months ended June 30, 2010 and 2009 have been combined with the results of Allscripts for the years ended May 31, 2010 and 2009, respectively. The unaudited pro forma results are as follows:

		Supplemental Pro Forma Data
(In thousands, except per share amounts)	August 24, 2010 through December 31, 2010	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Total Revenue	$174,677	$720,176	$1,224,279	$1,021,688
Net (loss) income	$(9,707)	$55,894	$66,134	$1,922
Earnings per share—basic and diluted		$0.29	$0.35	$0.01

The unaudited pro forma information for the seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009 include the following adjustments:

•

Net increase in revenues and net increase in net income representing legacy Eclipsys pre-merger revenues and net income as follows: revenues of $80 million and net income of $3 million for the seven months ended December 31, 2010; revenues of $522 million and net income of $15 million for the twelve months ended June 30, 2010; and revenues of $519 million and net income of $86 million for the twelve months ended June 30, 2009.

•

Increase in revenues for the seven months ended December 31, 2010 of $27 million and a decrease in revenues for the years ended May 31, 2010 and 2009 of approximately $2 million and $46 million, respectively, relating to deferred revenue acquisition accounting adjustments.

•

Increase to amortization expense for the seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009 of approximately $1 million, $21 million and $21 million, respectively, related to management’s estimate of the fair value of intangible assets acquired as a result of the Eclipsys Merger. These increases reflect the elimination of all legacy Eclipsys historical intangible asset and capitalized software amortization for all applicable periods.

•

Increase to interest expense for the seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009 of approximately $3 million, $22 million and $23 million, respectively, related to the debt used to finance a portion of the stock transactions and contingent share repurchase contemplated by the Framework Agreement (“Coniston Transactions”). These increases reflect the elimination of previously recognized interest expense of legacy Allscripts and legacy Eclipsys.

•

Decrease to stock-based compensation expense for the seven months ended December 31, 2010 of approximately $0 and an increase for the years ended May 31, 2010 and 2009 of $7 million and $9 million, respectively, related to equity awards of legacy Eclipsys assumed as part of the Eclipsys Merger.

•

Operating expenses reflect decreases of $72 million in the seven months ended December 31, 2010, which includes $15 million of transaction expenses included in the pre-merger results of legacy Eclipsys, and $14 million for the year ended May 31, 2010 and an increase of $86 million in the year ended May 31, 2009 to reflect transaction-related expenses of legacy Allscripts and legacy Eclipsys as if the merger occurred as of the beginning of the earliest period presented.

Excluding the net pre-merger impacts of legacy Eclipsys described above, all pro forma adjustments are reflected in pro forma earnings (loss) assuming an effective income tax rate of 39%.

Merger with Misys Healthcare Systems

On October 10, 2008, legacy Allscripts and MHS completed the 2008 Transactions and, as a result, MHS became a wholly-owned subsidiary of legacy Allscripts in a reverse merger.

The Allscripts and MHS merger has been accounted for as a business combination. As MHS is the accounting acquiror, the historical financial statements are those of MHS. The assets acquired and liabilities assumed of Allscripts have been recorded at the date of acquisition at their respective fair values.

The results of operations of legacy Allscripts are included in the accompanying consolidated statements of operations for periods subsequent to the date of the completion of the 2008 Transactions, October 10, 2008. The total purchase price for the acquisition is comprised of the following:

(In thousands, except per share amounts)
Fair value of Allscripts Healthcare Solutions, Inc. (63 million Allscripts common shares at $8.77, the closing stock price of Allscripts on October 10, 2008)	$552,494
Share-based compensation value	10,567
Acquisition-related transaction costs	6,137

Total purchase price	$569,198

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

(In thousands)
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

Goodwill was determined based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Allscripts’ history of profitability and high operating margins, strong sales force and overall employee base, and its position in the healthcare information technology market.

Allocated goodwill consists of $259 million and $72 million attributed to the clinical solutions and health solutions segments, respectively. Allocated intangible assets consists of $181 million, $53 million and $3 million attributed to the clinical solutions, health solutions and prepackaged medications segments as of the date of the acquisition, respectively. The fair value assigned to registered trade names has an indefinite life and therefore is not subject to amortization. The intangible assets subject to amortization are being amortized on a straight-line basis over their average useful lives. The total fair value of acquired intangible assets was assigned as follows:

(Dollar amounts in thousands)	Useful Life in Years	Fair Value
Description
Registered trade names	Indefinite	$52,000
Service and maintenance contracts	20	49,000
Developed technology rights	7	44,000
Core technology	12	38,000
Customer relationships	20	21,000
Software-as-a-Service (“SaaS”) contracts	13	15,000
Service and maintenance contract backlog	2	7,000
Provider relationships	15	5,000
Developed technology rights	4	3,000
Service backlog	3	2,000
Non-compete agreement	1	300
Favorable leasehold interests	6	300

		$236,600

The following unaudited pro forma information assumes the Allscripts and MHS merger occurred at the beginning of the period being presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the 2008 Transactions occurred at the beginning of the period being presented, nor of future results of operations. The unaudited pro forma results are as follows:

(In thousands, except per share amounts)	Year Ended May 31, 2009
Total revenue	$639,515
Net income	$20,222
Earnings per share:
Basic and diluted	$0.13

Weighted average shares outstanding—basic	152,112

Weighted average shares outstanding—diluted	157,149

Sale of Prepackaged Medications Business

On March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”) for a total of $8 million in cash consideration. The sale of the prepackaged medication business resulted in a loss of approximately $2 million, which has been recorded in selling, general and administrative expenses for the year ended May 31, 2009.

3. Reduction of Misys Share Ownership

On June 9, 2010, Allscripts entered into a Framework Agreement with Misys plc (“Misys”), which was subsequently amended on July 26, 2010 (as amended, the “Framework Agreement”). Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts through a series of transactions, which we refer to as the “Coniston Transactions.” As of June 8, 2010, Misys held indirectly 80 million shares of Allscripts’ common stock, representing approximately 55% of the aggregate voting power of Allscripts’ capital stock.

The Coniston Transactions were completed on August 27, 2010; accordingly, Misys’ equity stake in Allscripts was reduced to approximately 10% of the outstanding shares of Allscripts common stock. The repurchased stock was retired and the associated excess of the repurchase price over par totaling $679 million was allocated to additional paid-in capital.

On November 17, 2010, Kapiti Limited and ACT Sigmex Limited, each a wholly-owned subsidiary of Misys, sold shares of common stock of Allscripts resulting in Misys holding approximately 4% of the outstanding shares of our common stock.

On February 24, 2011, Misys announced that it had disposed of its remaining investment in Allscripts common stock.

4. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life	December 31, 2011	December 31, 2010
(Dollar amounts in thousands)
Computer equipment and software	3 to 5 years	$157,845	$120,111
Facility furniture, fixtures and equipment	5 to 7 years	18,128	15,696
Leasehold improvements	7 to 8 years, or life of lease if shorter	22,243	21,079
Assets under capital lease	3 years	9,580	8,228

		207,796	165,114
Less: accumulated depreciation and amortization		(85,233)	(50,820)

Fixed assets, net		$122,563	$114,294

Depreciation and amortization expense were as follows:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Fixed assets depreciation and amortization expense	$35,794	$12,588	$9,161	$6,892

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2011			December 31, 2010
(In thousands)	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$361,660	($170,157)	$191,503	$361,660	($142,679)	$218,981
Customer contracts and relationships	534,355	(288,010)	246,345	534,355	(250,667)	283,688

Total	$896,015	($458,167)	$437,848	$896,015	($393,346)	$502,669

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,039,364			1,037,004

Total			$1,091,364			$1,089,004

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Clinical Solutions Segment	Hospital Solutions Segment	Health Solutions Segment	Total
Balance as of December 31, 2010
Goodwill	$341,286	$623,614	$72,104	$1,037,004
Accumulated impairment losses	0	0	0	0

	341,286	623,614	72,104	1,037,004

Purchase accounting adjustments	0	2,360	0	2,360
Balance as of December 31, 2011
Goodwill	341,286	625,974	72,104	1,039,364
Accumulated impairment losses	0	0	0	0

	$341,286	$625,974	$72,104	$1,039,364

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (which can be up to one year from the date of an acquisition). Goodwill purchase accounting adjustments during the year ended December 31, 2011 for our hospital solutions segment are primarily related to fair value adjustments of certain acquired tax liabilities.

Intangible assets are being amortized over their estimated useful lives. Allscripts recorded amortization expense related to the intangible assets as follows:

(In thousands)	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Proprietary technology amortization included in cost of revenue, system sales	$27,478	$12,719	$11,064	$7,836
Intangible amortization included in operating expenses	37,344	16,235	10,060	6,884

Total intangible amortization expense	$64,822	$28,954	$21,124	$14,720

Estimated future amortization expense for the intangible assets that exist as of December 31, 2011 is as follows:

(Dollar amounts in thousands)	Year Ended December 31,
2012	$61,778
2013	55,718
2014	52,752
2015	47,466
2016	35,421
Thereafter	184,713

Total	$437,848

6. Other Assets

Perpetual License

On September 15, 2008, MHS entered into an agreement with iMedica (now Aprima Medical Software, Inc., or “Aprima”) (the “Aprima Agreement”), under which the Company has a perpetual license to certain software code developed by Aprima, which the Company has incorporated into its Allscripts MyWay product. The perpetual license is being amortized over its estimated useful life of seven years, and is included in other assets on the consolidated balance sheets. On July 17, 2009, the Company and Aprima entered into an amendment to the License Agreement to settle a dispute relating to certain terms of the License Agreement. As consideration for entering into this amendment, Allscripts paid Aprima $2 million, which is reflected in selling, general and administrative expenses on the consolidated statement of operations for the year ended May 31, 2010.

As part of the License Agreement, MHS agreed to pay Aprima a total of $12 million in cash contingent upon delivery by Aprima and acceptance by MHS of the licensed code and services, and to surrender its minority equity stake in Aprima along with any outstanding prepaid royalties. Misys made the $12 million payment on MHS’ behalf. During the three months ended November 30, 2008, the Company reviewed the fair market value of its Aprima software code license and determined that it was impaired. The impairment was valued by comparing the expected discounted future cash flows to be generated by the Aprima source code license to its carrying value. The resulting impairment charge of $14 million was recorded in selling, general and administrative expenses during the year ended May 31, 2009.

The net value of the perpetual license was as follows:

	December 31,
(In thousands)	2011	2010
Net value of perpetual license	$5,936	$7,436

Amortization expense of the perpetual license was as follows:

(In thousands)	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Amortization expense of perpetual license	$1,500	$875	$1,500	$689

7. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2011	December 31, 2010
Royalties, certain third party product costs and licenses	$40,517	$20,733
Other	62,864	63,942

Total accrued expenses	$103,381	$84,675

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

8. Debt

Debt outstanding consisted of the following:

	December 31,
(In thousands)	2011	2010
Senior Secured Credit Facilities (long-term portion)	$322,664	$459,750
Senior Secured Credit Facilities (current portion)	44,677	29,375

Total debt	$367,341	$489,125

Interest expense consisted of the following:

(In thousands)	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Interest expense	$13,546	$7,796	$1,481	$1,692
Debt cost amortization	5,264	1,891	512	470
Write off of unamortized deferred debt issuance costs	1,940	0	0	0

Total interest expense	$20,750	$9,687	$1,993	$2,162

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

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the year ended December 31, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet at December 31, 2011.

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

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The remaining quarterly installment payments, as adjusted for any prepayments on the Term Facility through December 31, 2011, are as follows (in thousands):

Quarterly Installments	Quarterly Principal Amount
March 31, 2012 to September 30, 2012	$9,928
December 31, 2012 to September 30, 2013	14,893
December 31, 2013 to September 30, 2014	19,856
December 31, 2014 to June 30, 2015	24,820
August 20, 2015	Remaining balance

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

As of December 31, 2011, $367 million in borrowings and $2 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of December 31, 2011, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 1.75%, which totaled 2.05%. Refer to Note 13 for the discussion of the interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of December 31, 2011. As of December 31, 2011, the unamortized deferred debt issuance costs totaled $15 million, and are included within other assets on the balance sheet.

As of December 31, 2011, we had $248 million available, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $83 million of the Debentures. Holders of $55 million principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of 5 million shares of Allscripts common stock by virtue of the 2008 Transactions.

On November 7, 2008, Allscripts launched an offer to purchase for cash the Debentures then outstanding at a purchase price equal to 100% of the principal amount of the Debentures being repurchased plus any accrued and unpaid interest, pursuant to the terms of the indenture governing the Debentures. The offer to purchase the outstanding Debentures expired on December 9, 2008, with $8 million of the outstanding Debentures being repurchased for cash.

During July 2009, Allscripts exercised its call option on the remaining $20 million of Debentures for redemption. As a result of the call exercised by Allscripts, the holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2 million shares of Allscripts common stock. There were no outstanding Debentures as of December 31, 2011 and 2010.

9. Income Taxes

The following is a geographic breakdown of income (loss) before the provision for income taxes:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
United States	$106,348	($5,314)	$103,536	$44,398
Foreign	11,131	2,355	0	0

Total income (loss) before income taxes	$117,479	($2,959)	$103,536	$44,398

The following is a summary of the components of the provision for income taxes:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Current tax provision
Federal	$2,827	($2,353)	$8,119	$3,705
State	4,685	1,245	6,324	4,399
Foreign	2,483	510	0	0

	9,995	(598)	14,443	8,104

Deferred tax provision
Federal	36,637	3,376	24,458	10,816
State	(2,391)	(238)	1,765	(544)
Foreign	(371)	66	0	0

	33,875	3,204	26,223	10,272

Provision for income taxes	$43,870	$2,606	$40,666	$18,376

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
United States federal tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	0.0%	(59.5%)	2.3%	0.0%
Research credits	(2.7%)	33.1%	(0.1%)	0.0%
Change in unrecognized tax benefits	1.8%	(28.9%)	0.0%	0.0%
State income taxes, net of federal benefit	4.6%	(27.0%)	5.1%	5.9%
Compensation	1.4%	(26.2%)	0.0%	0.0%
Meals and entertainment	0.9%	(20.9%)	0.9%	1.0%
Impact of foreign operations	(1.6%)	16.7%	0.0%	0.0%
Federal, state and local rate changes	(3.2%)	(12.8%)	0.0%	0.0%
Domestic manufacturing deduction	0.0%	7.2%	(0.5%)	(0.1%)
Non-deductible items	0.2%	(4.4%)	0.0%	0.0%
Valuation allowance	0.0%	(0.4%)	0.0%	0.0%
Other	0.9%	0.0%	(3.4%)	(0.4%)

Provision for income taxes	37.3%	(88.1%)	39.3%	41.4%

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2011	December 31, 2010
Deferred tax assets
Accruals and reserves, net	$14,006	$13,449
Allowance for doubtful accounts	5,853	5,860
Inventory, net	338	711
Stock-based compensation, net	6,839	6,653
Deferred compensation	148	294
Net operating loss carryforwards	93,474	132,430
Research and development tax credit	16,253	13,970
AMT credits	3,400	1,027
Other	9,105	10,711

Total deferred tax assets	149,416	185,105

Deferred tax liabilities
Prepaid expense	(13,094)	(6,762)
Property and equipment, net	(2,220)	(3,271)
Acquired intangibles, net	(205,775)	(213,614)
Deferred revenue	(2,438)	(11,496)
Other	0	(2,227)

Total deferred tax liabilities	(223,527)	(237,370)

Net deferred tax liabilities	($74,111)	($52,265)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

(In thousands)	December 31, 2011	December 31, 2010
Current deferred tax assets, net	$40,600	$30,739

Non-current deferred tax assets, net	5,017	5,497
Non-current deferred tax liabilities, net	(119,728)	(88,501)

Non-current deferred tax assets (liabilities), net	(114,711)	(83,004)

Net deferred tax liabilities	($74,111)	($52,265)

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of $243 million and $8 million, respectively. Of the total federal net operating loss carryforwards, approximately $7 million relates to stock compensation tax deductions that will be tax-effected and the related benefit credited to additional paid-in capital when realized. The net operating loss carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal net operating loss carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. Historical federal net operating losses of Allscripts are subject to annual limitation on usage of approximately $62 million per year. In connection with the Eclipsys Merger, the Company acquired federal net operating losses totaling approximately $265 million. Due to the change in control in Eclipsys, these net operating losses are subject to annual limitation on usage of approximately $48 million per year. Net operating losses incurred subsequent to the Eclipsys Merger have no restrictions on utilization. The Company has Canadian net operating loss carryovers of approximately $15 million that expire in varying amounts through 2026.

We use the tax law ordering approach for determining when tax benefits derived from stock-based awards are utilized. Under this approach, the utilization of excess tax deductions associated with stock-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes when net operating losses exist.

For federal purposes, 1993 to 2011 tax years remain subject to income tax examination by federal authorities. Due to net operating loss carry forwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs. For the Company’s state tax jurisdictions, 2003 to 2011 tax years remain open to income tax examination by state tax authorities. In Canada, the 2002 to 2011 tax years remain open for examination and in India the 2008 to 2011 tax years remain open.

The Company has a subsidiary in India that is entitled to a tax holiday which allows for tax-free operations during the holiday, which slightly reduces income tax expense. The tax holiday for the subsidiary begins to partially expire in 2012 and will fully expire in 2017. Tax savings realized from this holiday for the year ended December 31, 2011 totaled $1 million, which increased the Company’s diluted earnings per share by $0.01. The amount realized during the seven months ended December 31, 2010 was not material.

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

The following table reconciles unrecognized tax benefits:

(In thousands)	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Beginning balance at January 1, 2011 and June 1, 2010, 2009 and 2008, respectively	$42,840	$2,808	$3,124	$0
Increases for tax positions related to prior years	282	0	0	0
Increases for tax positions related to the current year	719	882	228	0
Increases acquired in business acquisitions	0	13,340	0	3,124
Increases acquired in Coniston Transactions	0	25,863	0	0
Foreign currency translation	(215)	224	0	0
Reductions due to lapsed statute of limitations	(342)	(277)	(544)	0

Ending balance at December 31, 2011 and 2010, and May 31, 2010 and 2009, respectively	$43,284	$42,840	$2,808	$3,124

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

The acquired tax position related to the Coniston Transactions is indemnified by Misys in accordance with the Framework Agreement. Accordingly, an indemnification asset totaling $29 million, including related interest, has been recorded and is included in other assets. The recoverability of the indemnification asset is supported by a bank guarantee. The amount of the bank guarantee might be insufficient to fully cover taxes applicable to the historical transactions of Coniston Exchange LLC (successor to Coniston, Inc.) that might be imposed. Furthermore, although not expected, there could be circumstances in which the bank guarantee is reduced or terminated prior to the extinguishment of the resulting tax liabilities.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Interest and penalties included in provision for income taxes	$1,174	$473	$0	$0

The amount of interest and penalties included in our consolidated balance sheets is as follows:

(In thousands)	December 31, 2011	December 31, 2010
Interest and penalties included in the liability for uncertain income taxes	$4,737	$3,563

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

During 2011, we determined that approximately $14 million of these foreign subsidiaries’ undistributed earnings are now indefinitely reinvested outside the United States. As management has determined that the earnings of these subsidiaries are not required as a source of funding for U.S. operations, such earnings are not planned to be distributed to the U.S. in the foreseeable future.

10. Stock Award Plans

The Company’s 2011 Stock Incentive Plan (“Plan”) provides for the granting of stock options, service-based share awards and performance-based share awards, among other awards. As of December 31, 2011, there were 13 million shares of common stock reserved for issuance under future share-based awards to be granted to any employee, officer or director or independent consultant of the Company at terms and prices to be determined by the Board of Directors, subject to the terms of the Plan.

We recorded stock-based compensation expense as follows:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Total stock-based compensation expense	$40,752	$18,916	$14,849	$5,770

Stock-based compensation expense is reflected in cost of revenue and the functional lines within operating expenses. No stock-based compensation costs were capitalized during the year ended December 31, 2011, seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009. The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2011 is $24 million. As of December 31, 2011, $60 million of unearned compensation related to non-vested awards and options was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms. These costs are expected to be recognized over a weighted average period of 2.5 years.

In connection with the Eclipsys Merger, we assumed all of the outstanding stock options and other stock awards of Eclipsys’ respective plans. These stock options and stock awards, as converted based on the same share exchange ratio defined in the Merger Agreement, generally retain all the rights, terms and conditions as originally granted.

We issue service-based awards and performance-based awards in the form of restricted stock units or restricted stock. A description of each category of awards is presented below. Certain prior year weighted-average grant date fair values included in the below tables have been adjusted to present the proper values.

Service-based Share Awards

Service-based share awards include restricted stock units and shares and typically vest over a four-year period commencing on the date of grant subject to continued service to the Company. Upon termination of an employee’s employment, any unvested service-based share awards will be forfeited unless otherwise provided in an employee’s employment agreement. Deferred share units are awarded to directors and generally vest within one year when issued in lieu of annual share awards or immediately when issued in lieu of cash.

At December 31, 2011, there was $43 million of total estimated unrecognized compensation cost, assuming an estimated forfeiture rate, related to the service-based share awards which is expected to be recognized through December 31, 2015.

Performance-based Share Awards

Performance-based share awards include restricted stock units and shares. The purpose of such awards is to align management with the company’s financial performance and other operational objectives and, in certain cases, to retain key employees over a specified performance period. Following is a general description of the two categories of performance-based share awards granted to certain executive officers.

Revenues and Adjusted Operating Income

Awards granted under this category are based on the achievement of targeted revenue and adjusted operating income for the year ended December 31, 2011, both as defined in the grant agreement. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards will be recognized over a three-year vesting period under the accelerated attribution method.

Total Shareholder Return

Awards granted under this category are dependent on our total shareholder return relative to a specified peer group of companies over a three-year performance period with vesting based on three annual performance segments from the grant date. Fair value of the awards was estimated at the date of grant using the Monte Carlo pricing model. Following completion of the three-year performance period, the Compensation Committee will determine the number of awards that would vest considering overall performance over the three-year performance period. If the number of shares that would vest under this scenario is greater than the amount vesting under the three annual performance segments, then such greater number of awards shall vest, reduced by the number of awards previously vested. Stock-based compensation expense related to these awards will be recognized over a three-year vesting period under the accelerated attribution method.

At December 31, 2011, there was $14 million of total estimated unrecognized compensation cost, assuming an estimated forfeiture rate and 100% target attainment, with the exception of awards granted under the Revenue and Adjusted Operating Income category which assume 71% target attainment, related to the performance-based share awards which is expected to be recognized through August 31, 2015.

The following table summarizes the activity for restricted stock units during the periods presented.

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock units at May 31, 2009	3,168	$8.65

Awarded	1,502	$17.35
Vested	(925)	$8.88
Forfeited	(244)	$12.04

Unvested restricted stock units at May 31, 2010	3,501	$12.13

Awarded	1,227	$17.54
Assumed	502	$16.07
Vested	(1,192)	$12.33
Forfeited	(375)	$13.42

Unvested restricted stock units at December 31, 2010	3,663	$14.35

Awarded	2,247	$20.53
Vested	(1,237)	$13.08
Forfeited	(491)	$16.03

Unvested restricted stock units at December 31, 2011	4,182	$17.83

No restricted stock units are presented for fiscal year 2008 since unvested awards were assumed in fiscal year 2009 in connection with the 2008 Transactions.

The following table summarizes the activity for restricted stock awards during the periods presented.

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock awards at May 31, 2010	0	$0.00

Awarded	928	$17.09
Assumed	495	$14.43
Vested	(224)	$15.06
Forfeited	(31)	$16.41

Unvested restricted stock awards at December 31, 2010	1,168	$17.20

Vested	(622)	$16.39
Forfeited	(135)	$16.77

Unvested restricted stock awards at December 31, 2011	411	$16.95

No restricted stock awards were granted during the years ended May 31, 2010, 2009, and 2008.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that have vested in 2011 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were 660 thousand for the year ended December 31, 2011, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

(In thousands, except per share amounts)	Options Outstanding	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
Balance at May 31, 2009	4,222	$5.17	4,222	$5.17
Options exercised	(732)	$7.79
Options forfeited	(220)	$18.56

Balance at May 31, 2010	3,270	$3.42	3,270	$3.42

Options exercised	(1,382)	$7.43
Options assumed	5,865	$13.64
Options forfeited	(78)	$8.38

Balance at December 31, 2010	7,675	$10.46	6,434	$9.80

Options exercised	(3,469)	$10.21
Options forfeited	(230)	$14.49

Balance at December 31, 2011	3,976	$10.31	3,499	$9.87

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

No stock-based compensation expense related to stock options was recognized during the years ended May 31, 2010 and 2009 since the outstanding stock options were assumed through the 2008 Transactions and fully vested; therefore, any related expense was already recognized.

The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2011 was $35 million and $32 million, respectively, based on Allscripts’ closing stock price of $18.94 as of December 31, 2011. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under our plans:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Total intrinsic value of stock options exercised	33,016	15,001	13,131	9,097
Total fair value of share awards vested	36,137	27,633	19,976	4,182

Information regarding stock options outstanding at December 31, 2011 is as follows:

(In thousands, except per share amounts) Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.96 to $5.09	879	$3.17	879	$3.17
$5.13 to $11.50	1,234	$6.60	1,060	$6.39
$12.21 to $14.75	656	$12.53	634	$12.48
$15.99 to $17.83	487	$16.70	244	$16.74
$18.40 to $20.94	720	$18.96	682	$18.97

	3,976		3,499

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2011 is 3.4 years and 3.2 years, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last day of the offering period. Offering periods under the ESPP are three months in duration and begin on each March 1, June 1, September 1, and December 1. Shares will be purchased on the last day of each offering period at a discount of 5% of fair market value of the common stock on such date as reported on NASDAQ. The aggregate number of shares of Allscripts common stock that may be issued under the ESPP may not exceed 500 thousand shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25 thousand in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by Allscripts in the open market and held as treasury shares.

Allscripts treats the ESPP as a non-compensatory plan in accordance with accounting guidance. There were 140 thousand shares purchased under the ESPP during the year ended December 31, 2011.

Misys Stock Plan

Certain employees of Allscripts previously participated in share-based compensation plans offered by Misys. Awards under the plans include market price awards (options priced at fair value of Misys stock at date of grant) and nil cost awards (zero strike price). Certain of the awards included performance based vesting conditions; otherwise, options vested over a service period that was generally three years. Upon completion of the Coniston Transactions and the related reduction of Misys’ ownership interests in Allscripts, the vesting of certain options previously granted to Allscripts’ employees was accelerated and the participation of Allscripts’ employees in the Misys stock plans terminated. All outstanding options held by employees of Allscripts on August 20, 2010 were assessed to determine the eligible grants that would fully vest as well as the options that would lapse. As a result of the assessment, we recognized expense of approximately $1 million due to the accelerated vesting of options during the seven months ended December 31, 2010. This charge was offset by approximately $1 million for options that were canceled. Stock-based compensation expense was approximately $2 million and $1 million for the years ended May 31, 2010 and 2009, respectively. We recognized no stock-based compensation expense related to the Misys stock plans during the year ended December 31, 2011.

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

The following assumptions have been used in the option pricing models:

	Seven Months Ended December 31, 2010	Year Ended May 31,
		2010	2009
Risk-free interest rate	1.22%	2.04%	3.1% to 5.0%
Dividend yield	0%	0%	0%
Volatility
Market value awards	N/A	N/A	N/A
Nil cost awards	47%	46%	39% to 42%
Expected life (years)
Market value awards	N/A	N/A	N/A
Nil cost awards	3	3	1 to 3

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

Additional information with respect to the plan activity related to Allscripts for year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009 is summarized as follows:

	Nil Costs		Market Value
(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
At May 31, 2008	1,832		5,272	$5.67
Granted	3,033	$0.95	0	$0.00	$0.00
Exercised	(439)		0	$0.00
Canceled or expired	(577)		(2,054)	$3.95
Transfers	66		414	$2.20

At May 31, 2009	3,915		3,632	$2.25

Granted	24	$2.76	0	$0.00	$0.00
Exercised	(487)		(113)	$2.76
Canceled or expired	(193)		(950)	$4.28
Transfers	312		548	$2.94

At May 31, 2010	3,571		3,117	$4.02

Granted	9	$4.14	0	$0.00	$0.00
Exercised	(1,817)		(991)	$3.31
Canceled or expired	(1,741)		(1,087)	$5.16

At December 31, 2010	22		1,039	$4.19

Exercised	0		(585)	$4.12
Canceled or expired	0		(450)	$4.69
Transfers	(22)		(4)	$5.57

At December 31, 2011	0		0	$0.00

Options exercisable	0		0	$0.00

The weighted-average fair value of all options granted during the seven months ended December 31, 2010, and the years ended May 31, 2010 and 2009, was $4.14, $2.76, and $0.95 per share, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009 was $1 million, $20 million, $9 million and $6 million, respectively.

11. Stock Repurchases

On February 10, 2009, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $150 million of its common stock over two years. Repurchases may be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases also have been made from Misys pursuant to the Stock Repurchase Agreement, dated as of February 10, 2009 (the “Stock Repurchase Agreement”), by and among Misys, Misys Patriot Ltd., Misys Patriot US Holdings LLC and Allscripts. The aggregate amount of shares purchased pursuant to the repurchase plan, whether pursuant to any 10b5-1 plan, Rule 10b-18 or the Stock Repurchase Agreement, will not exceed the lesser of $150 million (including commissions) or 15 million shares. Pursuant to the Stock Repurchase Agreement, Allscripts had agreed to purchase from Misys, and Misys had agreed to sell to Allscripts, the number of shares of Allscripts’ common stock needed to keep Misys’ ownership percentage in Allscripts unaffected by certain open market repurchases being made by Allscripts. As of December 31, 2011 we had repurchased 5 million shares of common stock for an aggregate purchase price of $52 million. There were no shares repurchased under this stock repurchase program during the year ended December 31, 2011 and the seven months ended December 31, 2010. In connection with the closing of the Coniston Transactions, the Stock Repurchase Agreement was terminated (Note 3). We incurred no early termination penalties in connection with the termination of the Stock Repurchase Agreement. The remaining authorized amount for stock repurchase was $98 million when the program terminated on February 10, 2011.

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. We have repurchased approximately 3 million shares of our common stock for $51 million pursuant to this stock repurchase program. As of December 31, 2011, the amount available for repurchase of common stock under this program was approximately $149 million.

12. Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income:

(In thousands)	December 31, 2011	December 31, 2010
Unrealized gain on marketable securities	$67	$70
Tax effect	(27)	(27)

Unrealized gain on marketable securities, net of tax	40	43

Unrealized (loss) gain on derivative financial instruments	(1,754)	2,003
Tax effect	687	(776)

Unrealized (loss) gain on derivative financial instruments, net of tax	(1,067)	1,227

Foreign currency translation adjustment	485	1,063

Total accumulated other comprehensive income	($542)	$2,333

13. Derivative Financial Instruments

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

The interest rate swap agreement is currently our only derivative instrument and it is not used for trading purposes. Allscripts has not entered into any foreign currency hedging contracts. In the future we may enter into foreign currency exchange contracts to offset certain operational exposures from the impact of changes in foreign exchange rates.

The fair value of the derivative instrument was as follows:

(In thousands)	December 31, 2011	December 31, 2010
Fair value of interest rate swap agreement	($1,754)	$2,003

We recognized the following activity related to our interest rate swap agreement:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Effective Portion
(Loss) gain recognized in OCI	($3,757)	$2,003	$0	$0
Tax effect	1,463	(776)	0	0

Net	($2,294)	$1,227	$0	$0

Loss reclassified from OCI to interest expense	$2,024	$342	$0	$0
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that $2 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate 2.05% as of December 31, 2011 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the year ended December 31, 2011 and the seven months ended December 31, 2010. We held no other derivative instruments during the year ended December 31, 2011 and the seven months ended December 31, 2010.

There were no realized gains (losses) on derivatives other than those related to the periodic settlement of the swap.

14. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense was as follows:

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
(In thousands)			2010	2009
Rent expense	$20,223	$11,003	$10,328	$9,895

The long-term portion of capital lease obligations is included on the balance sheet under other liabilities.

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2011 are as follows:

(Dollar amounts in thousands)	Capital Leases	Operating Leases
2012	$961	$19,151
2013	674	17,273
2014	554	13,209
2015	244	12,252
2016	114	11,912
Thereafter	0	14,243

	2,547	$88,040

Less amount representing interest	(349)

	2,198
Current maturities of capital lease obligations	800

Capital lease obligations, net of current maturities	$1,398

15. Business Segments

Authoritative accounting guidance establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

We have organized our business around groups of similar customers which resulted in four reportable segments: clinical solutions, hospital solutions, health solutions and prepackaged medications. The clinical solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to physicians. Clinical solutions include electronic medical records software, practice management software, related installation and training services, electronic claims administration services and the resale of related hardware. The hospital solutions segment reflects the operations, subsequent to the completion of the merger, August 24, 2010, of our acute care hospital solutions acquired in the Eclipsys Merger. The hospital solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital providers. Hospital solutions include software, related installation and training services, the resale of related hardware, hosting of our software and outsourced solutions. The health solutions segment derives its revenue from the sale of clinical and practice management solutions and related services to hospital and homecare providers. Health solutions include software, related installation and training services, the resale of related hardware and hosting of our software. The prepackaged medications segment derived its revenue from the prepackaged medications business, including wholesale medication sales and on-site medication dispensing. There was no activity in the prepackaged medications segment prior to the 2008 Transactions, as this was a legacy Allscripts segment. As discussed in Note 2, the prepackaged medications business was disposed in March 2009.

We do not track our assets by segment or allocate interest and income taxes to our operating segments. In addition, we present corporate selling, general, and administrative expenses and amortization of intangibles as unallocated corporate costs since these costs are not included in the evaluation of the financial performance of the operating segments.

(In thousands)	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Revenue
Clinical solutions	$686,600	$369,312	$593,061	$457,402
Hospital solutions	628,314	174,677	0	0
Health solutions	129,163	69,320	111,441	76,616
Prepackaged medications	0	0	0	14,421

Total revenue	$1,444,077	$613,309	$704,502	$548,439

Income from operations
Clinical solutions	$168,377	$87,466	$164,492	$118,552
Hospital solutions	138,440	24,236	0	0
Health solutions	70,975	35,590	58,853	30,713
Prepackaged medications	0	0	0	1,121
Unallocated corporate expenses	(241,248)	(141,407)	(118,762)	(104,452)

Total income from operations	$136,544	$5,885	$104,583	$45,934

16. Supplemental Disclosure of Cash Flow Information

(In thousands)	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Cash paid (received) during the period for:
Interest	$13,630	$7,555	$2,302	$2,528
Income taxes (refund) paid, net	($1,013)	$11,923	$10,714	$9,786
Deemed distribution from parent for acquisition-related transaction costs	$0	$0	$0	$6,137

17. Related Party Transactions

Misys Corporate Expenses

General corporate expenses of Misys Holdings, Inc. incurred prior to October 10, 2008, which were not directly related to legacy MHS, included certain corporate executives’ salaries, accounting and legal fees, departmental costs for accounting, finance, legal, IT, purchasing, marketing, human resources as well as other general overhead costs. Selling, general and administrative expenses in the consolidated statements of operations include corporate expense allocations of $5 million for the period June 1, 2008 to October 10, 2008 during fiscal year 2009. All figures incurred subsequent to October 10, 2008 reflect charges under the Shared Services Agreement and Transition Services Agreement as described in the following paragraph.

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

Amounts owed to Misys under these services agreements were as follows:

(In thousands)	December 31, 2011	December 31, 2010
Outstanding receivable (liability) for services agreements	$11	($1,488)

Expenses incurred under these services agreements were as follows:

(In thousands)	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
Cost of services agreements	$1,603	$7,866	$14,403	$8,501

Aprima Agreement

As part of the Aprima Agreement, Misys agreed to pay $12 million due to Aprima on MHS’ behalf (see Note 6).

Repurchase Agreement and Share Reduction

Refer to Note 11 for the Stock Repurchase Agreement with Misys and its Affiliates, and refer to Note 3 for the Reduction of Misys Share Ownership.

Acquisition-Related Transaction Costs

During fiscal year 2009, Misys paid $6 million on MHS’ behalf for acquisition-related transaction costs for investment banking fees, loan commitment fees, legal and accounting fees and other external costs directly related to the 2008 Transactions. These payments were accounted for as a deemed distribution from parent for acquisition-related transaction costs (see Notes 2 and 16).

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

Misys Stock Award Plans

Allscripts employees participated in several share based compensation plans maintained by Misys (see Note 10).

18. Geographic Information

Revenues are attributed to geographic regions based upon the location where the sale originated. The Company’s revenues by geographic area are summarized below:

(In thousands)	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Year Ended May 31,
			2010	2009
United States	$1,389,215	$598,403	$704,502	$548,439
Canada	27,076	11,742	0	0
Other International	27,786	3,164	0	0

Total	$1,444,077	$613,309	$704,502	$548,439

A summary of the Company’s long-lived assets, comprised of fixed assets by geographic area, is summarized below:

(In thousands)	December 31, 2011	December 31, 2010
United States	$113,791	$106,970
India	6,677	4,727
Canada	1,896	2,350
Other international	199	247

Total	$122,563	$114,294

19. Contingencies

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff, and on November 25, 2009, an amended complaint was filed containing allegations that the Company, Tullman and Davis made materially false and misleading statements and/or omissions in connection with the release of TouchWorks EHR, Version 11. On January 11, 2010, the Company filed a motion to dismiss the lawsuit. On April 13, 2010, the court granted the Company’s motion to dismiss on the grounds that plaintiffs failed to sufficiently describe the confidential sources upon which the allegations in the amended complaint were based. On May 12, 2010, the court granted plaintiffs leave to replead. On May 14, 2010, plaintiffs filed a second amended complaint, which attributed certain allegations to four different confidential witnesses, but made no other substantive changes. On June 11, 2010, the Company filed a motion to dismiss the second amended complaint. On March 10, 2011, the motion was granted in substantial part. However, the Court denied the motion with respect to two alleged false statements. On September 19, 2011, the Court entered an order certifying a class. On February 7, 2012, the parties agreed, subject to execution of settlement documents and Court approval, to settle this matter on a class-wide basis. The settlement amount totaling approximately $10 million will be funded by the Company’s directors’ and officers’ liability insurance carrier and therefore have no material impact on the Company’s financial condition or results of operations.

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

The lawsuits allege, among other things, that the Eclipsys directors breached their fiduciary duties and that Eclipsys aided and abetted those breaches. Five of the complaints (excepting the first) also allege facts concerning the proposed secondary public offering of certain Allscripts shares owned by Misys and the buy back by Allscripts of certain shares owned by Misys. Certain lawsuits also contain allegations that the joint proxy statement/prospectus/information statement on Form S-4 is materially misleading in certain respects including the omission of information concerning certain financial projections and whether or how the parties and their financial advisors have accounted for certain proceeds to be paid to Misys in the stock buyback. Certain lawsuits also allege that Allscripts aided and abetted such alleged breaches of fiduciary duties by the directors of Eclipsys. Based on these allegations, the lawsuits seek, among other relief, rescission of the merger or damages. They also purport to seek recovery of the costs of the action, including reasonable attorneys’ fees.

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

Also on November 12, 2010, the plaintiff in the Madala case filed a motion to amend her complaint and to lift the litigation stay that had been entered by the Superior Court in the other five cases listed above pending the Iron Workers appeal. Defendants opposed Madala’s motion. On January 19, 2011, the parties filed a stipulation of dismissal, pursuant to which the Superior Court dismissed Madala’s claims with prejudice. On November 3, 2011, the Company, Witmer and Heirs filed a stipulation of dismissal, pursuant to which the Superior Court dismissed Witmer’s and Heirs’ claims with prejudice. On November 16, 2011, the Superior Court entered an order approving the stipulation with Witmer and Heirs to dismiss their cases with prejudice. The remaining two lawsuits remain stayed by the Superior Court.

On February 11, 2011, Medical Services Associates, Inc. (“MSA”) filed binding arbitration against the Company alleging that the Company negligently caused a loss of medical billing data, negligently or intentionally misrepresented certain facts regarding the computer system being sold to MSA, and/or breached certain aspects of a contract to provide certain software-related goods and services to MSA. The Company filed its counterclaim on March 11, 2011. The outcome of this matter depends upon questions of fact and law that are disputed or not clear, and cannot be predicted with confidence at this time and no reasonable estimate of potential damages is possible. The Company believes it has strong positions in this matter and intends to defend vigorously as to both liability and damages, but any unfavorable outcome may adversely affect the Company’s business, financial condition or results of operations.

In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to the above matters. However, the outcome of any of the foregoing litigation is inherently uncertain, and we may incur substantial defense costs and expenses. Therefore, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.

On December 22, 2011, in connection with a federal grand jury investigation of third parties, we received a subpoena requesting that we provide documents regarding Allscripts’ interactions with several healthcare and educational organizations. At this time, we are unable to determine the impact of the foregoing on Allscripts. We are cooperating with the United States Attorney’s Office in connection with such subpoena.

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business, including employment claims and intellectual property infringement, misappropriation or other intellectual property violation claims. The matter described below relates to an intellectual property claim asserted against the Company. We believe that the matter described in the next paragraph is not material and does not relate to the core of our applications. We also believe that we have strong defensive positions in such matter, but the outcomes of patent and other intellectual property lawsuits are often uncertain and such lawsuits are typically expensive to litigate.

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

20. Commitment with Strategic Partner

On March 31, 2011, we entered into a ten year agreement with Affiliated Computer Services, Inc. (“ACS”) to provide services to support our remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to ACS for current Allscripts’ employees to be retained by ACS from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During April 2011, in connection with the agreement we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to ACS for cash at a value approximating book value of such assets totaling $20 million. Expenses incurred under this agreement are included in cost of revenue and totaled $28 million for the year ended December 31, 2011.

21. Transition Period Comparative Data

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

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of December 31, 2011. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the COSO criteria. Ernst & Young LLP, an independent registered public accounting firm, also performed an audit of the effectiveness of Allscripts’ internal control over financial reporting as of December 31, 2011. Their report expresses an unqualified opinion on the effectiveness of Allscripts’ internal control over financial reporting as of December 31, 2011. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On August 24, 2010, Allscripts Healthcare Solutions, Inc. and Eclipsys Corporation completed the Eclipsys Merger. During the period leading up to the merger, there were no changes to either company’s internal control over financial reporting that were reasonably likely to have a material effect. For the post-merger period, management has maintained the operational integrity of each company’s legacy controls over financial reporting. In addition, management designed and tested new controls over financial reporting which supported the accuracy of the financial presentation of the merged Company’s operations.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and other key employees called for by this item is incorporated by reference to “Election of Directors” and “Executive Officers” in our proxy statement to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2011 for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”). Information regarding the audit committee members and any audit committee financial experts called for by this item is incorporated by reference to “Meetings and Committees of the Board of Directors” in the 2012 Proxy Statement.

Information regarding Section 16(a) reporting compliance called for by this item is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

We have adopted a code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal accounting officer, controller, or persons performing similar functions (the “senior financial officers”). A copy of this code of conduct is posted on the investor relations portion of our website at www.allscripts.com. In the event the code of conduct is revised, or any waiver is granted under the code of conduct with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Stockholders may request a written copy of the code of conduct by contacting our Secretary, Lee Shapiro, at Allscripts Healthcare Solutions, Inc., 222 Merchandise Mart Plaza, Suite 2024, Chicago, IL 60654.

Item 11. Executive Compensation

Information regarding executive and director compensation called for by this item is incorporated by reference to “Director Compensation” and “Executive Compensation” in the 2012 Proxy Statement. Information included under the caption “Compensation Committee Report” in the 2012 Proxy Statement is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership called for by this item is incorporated by reference to “Ownership of Allscripts Common Stock” in the 2012 Proxy Statement.

Information regarding securities authorized for issuance under equity compensation plans called for by this item is incorporated by reference to “Equity Compensation Plan Information” in the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related party transactions called for by this item is incorporated by reference to “Certain Relationships and Related Party Transactions” in the 2012 Proxy Statement. Information regarding director independence called for by this item is incorporated by reference to “Governance—Director Independence” in the 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services called for by this item is incorporated by reference to “Ratification of Ernst & Young LLP” in the 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	79
Report of Independent Registered Public Accounting Firm	80
Report of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets as of December 31, 2011 and 2010	82
Consolidated Statements of Operations for the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009	83
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009	84
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009	85
Consolidated Statements of Cash Flows for the year ended December 31, 2011, the seven months ended December 31, 2010 and for the years ended May 31, 2010 and 2009	86
Notes to Consolidated Financial Statements	87

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(In thousands)	Beginning Balance	Charged to Expense	Deductions	Ending Balance
Allowance for accounts receivable
Year ended December 31, 2011	$11,321	10,059	(8,875)	$12,505
Seven months ended December 31, 2010	$8,531	6,140	(3,350)	$11,321
Year ended May 31, 2010	$6,870	7,785	(6,124)	$8,531
Year ended May 31, 2009	$3,351	5,893	(2,374)	$6,870

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

2.1	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC		8-K	2.1	March 19, 2008	Allscripts Healthcare Solutions, Inc.

2.2	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation		8-K	2.1	June 9, 2010	Allscripts Healthcare Solutions, Inc.

3.1	Fourth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.		8-K	3.1	August 23, 2010	Allscripts Healthcare Solutions, Inc.

3.2	Amended and Restated By-Laws of Allscripts Healthcare Solutions, Inc.		8-K	3.2	August 23, 2010	Allscripts Healthcare Solutions, Inc.

10.1	Framework Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary		8-K	10.1	June 9, 2010	Allscripts Healthcare Solutions, Inc.

10.2	Amendment to the Framework Agreement, dated as of July 26, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary		8-K	10.1	July 27, 2010	Allscripts Healthcare Solutions, Inc.

10.3	Registration Rights Agreement, dated as of June 9, 2010, by and among Misys plc, Kapiti Limited, Act Sigmex Limited and Allscripts-Misys Healthcare Solutions, Inc.		8-K	10.3	June 9, 2010	Allscripts Healthcare Solutions, Inc.

10.4	Amended and Restated Relationship Agreement between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, dated August 20, 2010		8-K	10.1	August 23, 2010	Allscripts Healthcare Solutions, Inc.

10.5	Transition Services Agreement between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, dated August 20, 2010		8-K	10.2	August 23, 2010	Allscripts Healthcare Solutions, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.6	Shared Services Agreement dated as of March 1, 2009		8-K	10.1	March 5, 2009	Allscripts Healthcare Solutions, Inc.

10.7	Extension and Amendment Agreement to the Shared Services Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc		8-K/A	10.1	July 2, 2010	Allscripts Healthcare Solutions, Inc.

10.8	On Demand Bank Guarantee No. 406355 issued by The Royal Bank of Scotland plc in favor of Allscripts-Misys Healthcare Solutions, Inc., dated August 17, 2010 and delivered on August 20, 2010		8-K	10.4	August 23, 2010	Allscripts Healthcare Solutions, Inc.

10.9	Credit Agreement by and among Allscripts Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010, as Amended and Restated as of March 31, 2011		8-K	10.1	April 6, 2011	Allscripts Healthcare Solutions, Inc.

10.10	Proprietary Software License Agreement dated as of October 10, 2008 between Misys Open Source Solutions LLC and Misys Healthcare Systems, LLC		8-K	10.4	October 17, 2008	Allscripts Healthcare Solutions, Inc.

10.11†	Misys Omnibus Share Plan dated as of September 30, 2008		10-Q	10.2	April 9, 2009	Allscripts Healthcare Solutions, Inc.

10.12†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)		10-Q	10.3	October 13, 2009	Allscripts Healthcare Solutions, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.13†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan		10-K	10.19	March 31, 2003	Allscripts Healthcare Solutions, Inc.

10.14†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan		10-Q	10.12	November 10, 2008	Allscripts Healthcare Solutions, Inc.

10.15†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan		10-Q	10.2	October 13, 2009	Allscripts Healthcare Solutions, Inc.

10.16†	Allscripts Healthcare Solutions, Inc. Retention Plan, as amended		10-Q	10.24	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.17†	Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan		10-KT	10.17	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.18†	Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan		10-Q	10.1	May 10, 2005	Eclipsys Corporation

10.19†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan		10-Q	10.13	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.20†	Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan		8-K	10.1	May 26, 2011	Allscripts Healthcare Solutions, Inc.

10.21†	Eclipsys Corporation 2005 Stock Incentive Plan		8-K	10.1	July 6, 2005	Eclipsys Corporation

10.22†	Amendment Number One to the Eclipsys Corporation 2005 Stock Incentive Plan		10-Q	10.15	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.23†	Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan		10-Q	10.1	May 12, 2008	Eclipsys Corporation

10.24†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan		10-Q	10.17	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.25†	Eclipsys Corporation 2008 Omnibus Incentive Plan		10-Q	10.1	August 7, 2008	Eclipsys Corporation

10.26†	Amendment Number One to the Eclipsys Corporation 2008 Omnibus Incentive Plan		10-Q	10.19	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.27†	Eclipsys Corporation Inducement Grant Omnibus Incentive Plan		S-1	4.2	August 6, 2009	Eclipsys Corporation

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.28†	Amendment Number One to the Eclipsys Corporation Inducement Grant Omnibus Incentive Plan		10-Q	10.21	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.29†	Eclipsys Corporation Retention Plan		10-Q	10.25	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.30†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement		8-K	10.1	January 5, 2005	Allscripts Healthcare Solutions, Inc.

10.31†	Form of Restricted Stock Award Agreement (Directors)		10-K	10.29	March 15, 2006	Allscripts Healthcare Solutions, Inc.

10.32†	Form of Restricted Stock Award Agreement (Officers and Employees)		10-K	10.30	March 15, 2006	Allscripts Healthcare Solutions, Inc.

10.33†	Amendment to Form of Restricted Stock Award Agreement		10-K	10.31	March 1, 2007	Allscripts Healthcare Solutions, Inc.

10.34†	Form of Restricted Stock Unit Agreement (Directors)		10-K	10.37	February 29, 2008	Allscripts Healthcare Solutions, Inc.

10.35†	Form of Restricted Stock Unit Agreement (Officers and Employees)		8-K	10.1	October 23, 2008	Allscripts Healthcare Solutions, Inc.

10.36†	Form of Performance- Based Restricted Stock Unit Award		10-Q	10.4	October 13, 2009	Allscripts Healthcare Solutions, Inc.

10.37†	Form of Restricted Stock Unit Award Agreement (September 2010)		10-Q	10.23	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.38†	Form of Restricted Stock Unit Award Agreement (Directors)		10-KT	10.37	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.39†	Form of Restricted Stock Unit Award Agreement (February 2011)		10-KT	10.38	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.40†	Form of Performance-Based Restricted Stock Unit Award Agreement		10-KT	10.39	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.41†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)		10-KT	10.40	March 1, 2011	Allscripts Healthcare Solutions, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.42†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)		10-Q	10.4	August 9, 2011	Allscripts Healthcare Solutions, Inc.

10.43†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)		10-Q	10.5	August 9, 2011	Allscripts Healthcare Solutions, Inc.

10.44†	Eclipsys Corporation Form of Performance Stock Unit Agreement		8-K	10.1	March 19, 2010	Eclipsys Corporation

10.45†	Employment Agreement, dated as of July 31, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.1	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.46†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		10-Q	10.3	August 8, 2008	Allscripts Healthcare Solutions, Inc.

10.47†	Amendment to Employment Agreement, dated as of July 28, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Lee A. Shapiro		8-K	10.2	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.48†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and William J. Davis		10-Q	10.4	August 8, 2008	Allscripts Healthcare Solutions, Inc.

10.49†	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and William J. Davis		8-K	10.3	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.50†	Employment Agreement entered into on November 6, 2008 and effective as of October 10, 2008, between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw		10-Q	10.10	November 10, 2008	Allscripts Healthcare Solutions, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.51†	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw		8-K	10.5	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.52†	Employment Agreement dated as of June 1, 2009 by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland		8-K/A	10.1	August 11, 2009	Allscripts Healthcare Solutions, Inc.

10.53†	Amendment to Employment Agreement, dated as of July 29, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland		8-K	10.4	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.54†	Employment Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Philip M. Pead		8-K	10.1	June 14, 2010	Allscripts Healthcare Solutions, Inc.

10.55†	Separation Agreement dated as of July 8, 2011 between Eileen McPartland and Allscripts Healthcare Solutions, Inc.		8-K	10.1	July 13, 2011	Allscripts Healthcare Solutions, Inc.

10.56†	Amended and Restated Employment Agreement dated as of July 11, 2011 between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.2	July 13, 2011	Allscripts Healthcare Solutions, Inc.

10.57†	Amendment to Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan	X

12.1	Ratio of Earnings to Fixed Charges	X

18.1	Preferability letter dated August 9, 2011 from Independent Registered Public Accounting Firm		10-Q	18.1	August 9, 2011	Allscripts Healthcare Solutions, Inc.

21.1	Subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

23.2	Consent of PricewaterhouseCoopers LLP	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

BY:	/S/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2012 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/S/ GLEN E. TULLMAN Glen E. Tullman	Chief Executive Officer and Director (Principal Executive Officer)

/S/ WILLIAM J. DAVIS William J. Davis	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ PHILIP M. PEAD Philip M. Pead	Chairman of the Board and Director

/S/ CATHERINE M. BURZIK Catherine M. Burzik	Director

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director

/S/ EUGENE V. FIFE Eugene V. Fife	Director

/S/ M.L. GAMACHE M.L. Gamache	Director

/S/ PHILIP D. GREEN Philip D. Green	Director

/S/ EDWARD A. KANGAS Edward A. Kangas	Director

/S/ MICHAEL J. KLUGER Michael J. Kluger	Director