Form 10-K/A
period 2011-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2012-04-30
CIK 1124804

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

(800) 334-8534

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

The number of outstanding shares of the registrant’s common stock as of April 27, 2012 was 190,897,721.

Documents Incorporated by Reference: None

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2011 ANNUAL REPORT ON FORM 10-K/A

Allscripts Healthcare Solutions, Inc. is incorporated in the state of Delaware. In this report, “we,” “us,” “our” and “Allscripts” refer to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, initially filed with the Securities and Exchange Commission on February 29, 2012 (the “Original Filing”), is being filed to set forth information required by Items 10 through 14 of Part III of Form 10-K, as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. The statement regarding incorporation by reference of portions of the proxy statement on the cover page of the Original Filing has been deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 10.58, 31.3 and 31.4 filed herewith. This Form 10-K/A does not amend or update any other item or disclosure contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Following is certain information about the directors of Allscripts as of April 27, 2012, based on information furnished by them. On August 24, 2010, we consummated a merger with Eclipsys Corporation (“Eclipsys”), a leading enterprise provider of solutions and services for hospitals and clinicians. Pursuant to Allscripts by-laws and the terms of the merger agreement with Eclipsys, Allscripts agreed to nominate Mr. Glen E. Tullman for election to the board of directors at the first three annual meetings of stockholders following the closing of the merger with Eclipsys.

Dennis H. Chookaszian, 68, was appointed to our board of directors in September 2010. Since 2007, Mr. Chookaszian has served as Chairman of the Financial Accounting Standards Advisory Council. From 1999 until 2001, Mr. Chookaszian served as Chairman and Chief Executive Officer of mPower, Inc., a financial advice provider focused on the on-line management of 401(k) plans. Mr. Chookaszian served as Chairman and Chief Executive Officer of CNA Insurance Companies from 1992 to 1999. During his 27-year career with CNA, Mr. Chookaszian held several management positions at the business unit and corporate levels, including President and Chief Operating Officer from 1990 to 1992 and Chief Financial Officer from 1975 to 1990. Mr. Chookaszian currently serves as a director of CME Group, Inc., Career Education Corporation, LoopNet, Inc. and Insweb Corp. and, within the past five years, has served as a director of Sapient Corporation. Mr. Chookaszian is a registered certified public accountant. The board of directors concluded that Mr. Chookaszian should continue to serve as a director of Allscripts in part due to his experience in finance and accounting, along with his wide range of business experience as a chief executive officer and public company board member.

Marcel L. “Gus” Gamache, 69, was elected to our board of directors in August 2003. From 1994 to 2005, Mr. Gamache was President and Chief Executive Officer of ConnectiCare, a Farmington, Connecticut-based managed care company serving more than 270,000 members in Connecticut and western Massachusetts. Prior to his work at ConnectiCare, Mr. Gamache was employed for 19 years at Blue Cross and Blue Shield of Massachusetts where he served as internal auditor, Controller and Senior Vice President for Information Services. Mr. Gamache started his career with Touche Ross & Company as an auditor and certified public accountant. Mr. Gamache currently serves on the board of directors of a number of privately-held companies. The board of directors concluded that Mr. Gamache should continue to serve as a director of Allscripts in part due to his knowledge of the healthcare industry through his experience as the President and Chief Executive Officer of ConnectiCare as well as his prior work experience at Blue Cross and Blue Shield of Massachusetts.

Philip D. Green, 61, was elected to our board of directors in 1992 and serves as the board of directors’ lead independent director. Mr. Green is President of PDG Consulting, LLC, a healthcare IT consulting company. From July 2006 to November 30, 2008, Mr. Green was President, Strategic Business Initiatives, at the University of Pittsburgh Medical Center (“UPMC”). Before joining UPMC, Mr. Green was a partner with the law firm of Gardner Carton & Douglas, LLP since June 2004. From June 2000 to June 2004, Mr. Green was a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P. From 1989 to June 2000, Mr. Green was a partner with the law firm of Green, Stewart, Farber & Anderson, P.C., of which Mr. Green was a founding partner. From 1978 through 1989, Mr. Green was a partner in the Washington, D.C. based law firm of Schwalb, Donnenfeld, Bray & Silbert, P.C. The board of directors concluded that Mr. Green should continue to serve as a director of Allscripts in part due to his insight into the healthcare industry from his experience as President of PDG Consulting, LLC, his prior work experience at UPMC and his many years of legal experience.

Michael J. Kluger, 55, was elected to our board of directors in 1994. Since November 2001, Mr. Kluger has been a Managing Director of Altaris Capital Partners LLC, a private equity healthcare firm. From 1992 to November 2001, Mr. Kluger served as a Managing Director of Liberty Capital Partners, Inc., a New York investment management firm and the general partner of Liberty Partners, L.P. From June 2001 to March 2005, Mr. Kluger served on the board of directors of ConnectiCare, Inc. The board of directors concluded that Mr. Kluger should continue to serve as a director of Allscripts in part due to his familiarity with investment banking as it relates the healthcare industry.

Glen E. Tullman, 52, joined Allscripts as Chief Executive Officer in August 1997 to lead our transition into the healthcare information sector. In May 1999, Mr. Tullman was elected to our board of directors. Prior to joining Allscripts, from October 1994 to July 1997, Mr. Tullman was Chief Executive Officer of Enterprise Systems, Inc., a healthcare information services company providing resource management solutions to large integrated healthcare networks. From 1983 to 1994, Mr. Tullman served in a number of management roles, including President and Chief Operating Officer, of CCC Information Services, Inc., a provider of information systems to property and casualty insurers. Mr. Tullman currently serves on the International Board of the Juvenile Diabetes Research Foundation. The board of directors concluded that Mr. Tullman should continue to serve as a director of Allscripts because of his understanding of the operations of Allscripts and the industry in which it operates in part due to his role as our Chief Executive Officer and his many years of healthcare-related experience.

Executive Officers

Following is certain information about the executive officers of Allscripts as of April 27, 2012, based on information furnished by them.

Glen E. Tullman, 52, joined Allscripts as Chief Executive Officer in August 1997 to lead our transition into the healthcare information sector. In May 1999, Mr. Tullman was elected to our board of directors. Prior to joining Allscripts, from October 1994 to July 1997, Mr. Tullman was Chief Executive Officer of Enterprise Systems, Inc., a healthcare information services company providing resource management solutions to large integrated healthcare networks. From 1983 to 1994, Mr. Tullman served in a number of management roles, including President and Chief Operating Officer, of CCC Information Services, Inc., a provider of information systems to property and casualty insurers. Mr. Tullman currently serves on the International Board of the Juvenile Diabetes Research Foundation.

William J. Davis, 44, became our Chief Financial Officer in October 2002, and is responsible for Allscripts’ financial operations. Mr. Davis was the Chief Financial Officer of Lante Corporation, an internet consulting company, from 2000 to August 2002 and was Controller of Lante Corporation from 1999 through 2000. From 1991 through 1999, Mr. Davis was a Senior Manager in the Technology Group of PricewaterhouseCoopers LLP. Mr. Davis currently serves on the board of directors of SXC Health Solutions Corp.

Lee A. Shapiro, 56, became President of Allscripts in 2002 and has been with Allscripts since April 2000. Mr. Shapiro has directed our strategic initiatives, including our recently completed transactions with Eclipsys and Misys, the prior merger with Misys Healthcare and the sale of our Physician’s Interactive and Medication Solutions Group. He was also instrumental in the acquisitions of A4 Health Systems, Inc., ChannelHealth Incorporated, Advanced Imaging Concepts, Inc. and RxCentric. Prior to joining Allscripts, Mr. Shapiro was the Chief Operating Officer of Douglas Elliman-Beitler, a commercial office management and development company, where he directed all business activities throughout the United States. Previously, Mr. Shapiro was President of SES Properties, Inc., a closely-held, fully integrated real estate company based in Carlsbad, California. Concurrently, Mr. Shapiro formed City Financial Bancorp and served as its Vice Chairman, responsible for acquisition of financial institutions, financing, regulatory issues, legal affairs, review and restructuring of operations and the ultimate sale of the company. Mr. Shapiro also practiced commercial law at Barack, Ferrazzano, Kirschbaum, Perlman & Nagelberg, a Chicago law firm. Mr. Shapiro currently serves on the board of directors of Medidata Solutions, Perseus Acquisition LLC (Physicians Interactive), and the Kellogg Innovation Network Advisory Board of the Kellogg School of Management, Northwestern University. He is also an officer and director of the Gastro-Intestinal Research Foundation. Mr. Shapiro was appointed to the Economic Recovery Commission of the State of Illinois during its seating in 2009-2010.

Diane Adams, 52, joined Allscripts in August 2009. Diane Adams is our Executive Vice President, Culture and Talent. Prior to Allscripts, Ms. Adams held the position of Vice President, Human Resources, for Cisco Systems, Inc. She led human resources for the Cisco sales organization on a global basis and for each of Cisco’s theatres (US & Canada, Japan, Europe, Emerging, and Asia Pacific). Prior to joining Cisco in 1995, Ms. Adams served in a number of leadership roles within Nortel Networks Corporation and also founded and operated a consulting business focused on organization and leadership development. Ms. Adams serves on the International Juvenile Diabetes Research Foundation (JDRF) Board. She previously served on the JDRF Board of Directors for the Triangle/Eastern North Carolina chapter for seven years. She currently serves on the NC Board of Directors of “Communities in Schools” and the Communications Committee for the Raleigh, NC Chamber of Commerce.

Cosmo Battinelli, 67, joined Allscripts through the Eclipsys merger in 2010. Mr. Battinelli is our Senior Vice President, Customer Support and leads all aspects of the company’s global product support operations. He joined Eclipsys in August 2008 as Senior Vice President, Customer Support. Prior to Eclipsys, he held a number of executive positions focused on global product support, product development, network services and computer and data center operations. He served Symantec Corporation from 2005 through August 2008 as Vice President of Global Customer Care, Global Release Management and Support Training. Previously, he was Vice President of Customer Technical Support and Service at Symantec. In both positions, Mr. Battinelli was responsible for building a multilingual team capable of handling thousands of customer service requests on a daily basis.

Laurie McGraw, 48, joined Allscripts in January 2001 as a result of the acquisition of IDX Systems Corporation’s internet subsidiary, ChannelHealth. Ms. McGraw is our Chief Client Officer. Previously, Ms. McGraw served as President, Strategic Accounts and, prior to that, President, Enterprise Solutions within Allscripts. She has spent the past fifteen years focused on clinical automation in various roles running implementations, development, and service groups with IDX and Allscripts. Ms. McGraw currently serves on the Board of Directors for TechAmerica as well as TechAmerica’s Commercial Sector Board.

Dan Michelson, 44, joined Allscripts in 2000 and is our Chief Marketing Officer. He has led teams in marketing, sales, product management, strategic planning and government relations. Prior to joining Allscripts, Dan served in leadership roles in strategic planning, product management, marketing and sales for Baxter International, a leading medical supply company, and AstraZeneca, one the world’s largest pharmaceutical companies. He has also provided strategy and process redesign consulting for many of the leading hospitals and integrated delivery networks in the U.S. Dan is one of the founders of the EHR Vendor Trade Association and was one of the original work group members of the Certification Commission for Healthcare Information Technology.

Clifford B. Meltzer, 57, joined Allscripts in July 2011 and is our Executive Vice President, Solutions Development. Mr. Meltzer leads all product development for the Company, focusing on product integration and creating a world-class product development organization driving our strategic technology development vision. Prior to joining Allscripts, Mr. Meltzer served as the Chief Development Officer for CA Technologies since June 2010 where he led a 1,400 person development team. He originally joined CA Technologies in October 2009 as Corporate Senior Vice President and General Manager of the Service Business Assurance Business Unit. Previously he served Apple, Inc. as Vice President, CPU SW Mac Hardware Engineering from May 2008 through October 2009 and he served Cisco Systems, Inc. as Senior Vice President/General Manager, Network Management Technology Group from October 2003 through April 2008.

Steve Shute, 41, joined Allscripts in July 2011 as our Executive Vice President, Sales & Services. Previously, Mr. Shute served IBM Corporation for 14 years where he held numerous senior executive leadership positions, both domestically and internationally. He began his most recent role as Vice President of Worldwide Sales for Enterprise Content Management in January 2011. Previously, he was Vice President, Software Sales and Marketing, Midwest from January 2010 through January 2011, Vice President, Marketing, North America from January 2009 through December 2009, Vice President, Software – West Region from January 2008 through January 2009, and Vice President, Software—Europe, Middle East and Africa from July 2005 through December 2007.

Jacqueline Studer, 53, joined Allscripts in June 2011 as Executive Vice President & General Counsel. Most recently she served as the General Counsel for the Healthcare IT and Performance Solutions divisions of General Electric (GE). Ms. Studer joined GE Healthcare as Associate General Counsel in 2002. In 2006, she served as General Counsel of the global Healthcare IT division of GE, and her role was expanded in 2011 to include serving as General Counsel of the Performance Solutions division of GE Healthcare as well as the Healthcare IT division.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers, directors and 10% stockholders to file reports of ownership and changes of ownership of Allscripts common stock with the SEC. Based on a review of copies of these reports and amendments provided to us and written representations from executive officers and directors, we believe that, during 2011 and through April 27, 2012, the following reports were not filed on a timely basis: Mr. Battinelli, with one report relating to disposition of shares to cover tax withholding obligations arising from the vesting of an award, Messrs. Tullman, Davis, Shapiro, Pead, and Michelson, Ms. Adams and Ms. McGraw each with one report related to the disposition of shares to cover tax withholdings arising from the certification and vesting of a service-based award with a performance condition and the certification of a performance-based award, Messrs. Meltzer and Shute each with one report arising from the certification of a performance-based award, and Mr. Shapiro, with one report relating to gifts to a non-profit organization.

Corporate Governance Matters

Code of Conduct

Allscripts has adopted a Code of Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers. Our Code of Conduct requires that all of our directors, officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in Allscripts’ best interest. We maintain a current copy of our Code of Conduct, and will promptly post any amendments to or waivers of our Code of Conduct, on our website at www.allscripts.com. Stockholders may request a written copy of the Code of Conduct by contacting our Secretary, Lee Shapiro, at Allscripts Healthcare Solutions, Inc., 222 Merchandise Mart Plaza, Suite 2024, Chicago, Illinois 60654.

Audit Committee

The Audit Committee of the Company’s Board of Directors has been established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is responsible for ensuring the integrity of the financial information reported by Allscripts. In accordance with its written charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm, approves the scope of annual audits performed by the independent registered public accounting firm and reviews the results of those audits. In addition, the Audit Committee oversees the accounting and financial reporting process of Allscripts and meets with management, the independent registered public accounting firm and Allscripts internal staff to review audit results and opinions, as well as financial, accounting and internal control matters. The Audit Committee also is responsible for reviewing all related party transactions and has the authority to approve all such transactions.

The current members of the Audit Committee are Dennis Chookaszian, Marcel L. “Gus” Gamache, and Michael J. Kluger. Mr. Gamache serves as the Chairman of the Audit Committee. The board of directors has determined that each of the members of the Audit Committee is independent in accordance with the regulations of the SEC and the listing standards of NASDAQ. In addition, the board has determined that each member of the Audit Committee has a working familiarity with basic finance and accounting practices, including the ability to read and understand financial statements. Finally, the board has determined that Messrs. Chookaszian and Gamache are each an “audit committee financial expert” under the rules of the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary of Compensation Discussion and Analysis

Pay for Performance. Our executive compensation program is intended to incent and reward our management team for the achievement of financial and performance goals using metrics that we believe are the best indicators of the success of our business, including the creation of stockholder value and the achievement of adjusted revenues and adjusted operating income targets. While our overall target executive compensation levels are above the median of our peer group, a significant portion of the executive compensation payable to our executives is “at-risk” and requires the successful achievement of performance objectives in order to be realized by our executives. As illustrated in the following table, in 2011, the Company delivered strong financial performance as compared to 2010. Despite our strong financial performance during 2011, we did not achieve the high thresholds required for payment of the annual cash incentive awards and the full vesting of the performance shares granted during 2011.

(in millions, except for per share data)			Change from
Performance Measures	2011	2010	the prior year
Total Revenue, as adjusted *	$1,465	$1,306	12%
Operating Income, as adjusted *	$298	$250	19%
Operating Margin	20%	19%	100 basis points
Stock Price at Year-End	$18.94	$19.27	(2%)

*	Please see “Information Regarding Non-GAAP Financial Measures” below for a reconciliation of non-GAAP total revenue and non-GAAP operating income to the respective GAAP amounts.

Corporate Governance Framework. The Compensation Committee of the Board of Directors (the “Compensation Committee”) engages in an ongoing review of the Company’s executive compensation and benefits programs to ensure that they support the Company’s compensation objectives, as described in “—Executive Pay Policy” below, and ultimately are aligned with the interests of our stockholders. In connection with this ongoing review, the Compensation Committee continues to revise the executive compensation program to implement and maintain best practices with respect to executive compensation. These best practices include the following, each of which reinforces our executive compensation objectives:

•	eliminating single trigger change of control benefits from NEO employment agreements and equity awards;

•	changing the mix of equity-based awards to include performance-based restricted stock units;

•

utilizing performance goals that emphasize absolute performance, which provide the primary links between incentive compensation and the Company’s business strategy and operational results, while providing balance through a relative performance goal, which measure Company performance in comparison to a peer group;

•	eliminating tax gross-ups for severance payments resulting from a change of control of the Company for all of its named executive officers;

•	the Compensation Committee’s retention of the services of an independent executive compensation consultant who provides services directly to the Compensation Committee;

•	instituting an annual policy for say-on-pay vote, as recommended by our stockholders at our 2011 annual meeting; and

•	establishing stock ownership guidelines for executives.

Completion of Transactions

The combination of Allscripts and Misys and the subsequent merger with Eclipsys has had a significant impact on the business scope and environment in which we operate. The significant increase in the size and complexity of our business subsequent to the 2008 merger with Misys Healthcare Systems LLC and the Eclipsys merger has increased the roles and responsibilities of many of our executives. The increased business scope and responsibilities has further raised the bar for the caliber of talent that we are required to attract and retain for our success. In connection with the consummation of the 2008 Misys Transactions, we changed our fiscal year end from December 31st to May 31st. For accounting purposes, the 2008 Misys Transactions were treated as a “reverse acquisition,” with Misys Healthcare deemed to be the accounting acquirer. As a result of the reverse acquisition accounting, Misys Healthcare’s financial statements became our historical financial statements. Please refer to our Form 10-K for the fiscal year ended May 31, 2009 for more information. However, a portion of the executive compensation tables set forth information with regard to compensation for services rendered to legacy Allscripts Healthcare Solutions, Inc. for periods prior to the consummation of the 2008 Misys Transactions on October 10, 2008 and is derived from the historical financial statements of legacy Allscripts. In the executive compensation tables that immediately follow this Compensation Discussion and Analysis, we are presenting information both for calendar 2008, which we refer to as “2008” and is derived in part from the historical financial statements of legacy Allscripts prior to October 10, 2008, and for the period from January 1, 2009 through the end of our 2009 fiscal year on May 31, 2009, which we refer to as the “Transitional 2009 Period.” In addition, in connection with our merger with Eclipsys, we changed our fiscal year end from May 31st to December 31st. We refer to the June 1, 2010 through December 31, 2010 transitional period as “T2010.” For 2011, our NEOs were Mr. Glen E. Tullman, our Chief Executive Officer, Mr. William J. Davis, our Chief Financial Officer, Mr. Lee A. Shapiro, our President, Mr. Philip M. Pead, our former Chairman of the Board, Ms. Diane Adams, our Executive Vice President, Culture and Talent, and Ms. Eileen McPartland, our former Chief Operating Officer.

Executive Pay Policy

The Compensation Committee seeks to establish and implement a compensation system for the Company’s executive officers that is performance-oriented and designed to meet the following objectives:

•	Enable the Company to attract, motivate and retain its executive officers by providing incentives which are competitive in the executive market;

•	Reward outstanding performance for an individual’s performance against corporate and individual goals;

•	Provide long-term incentive compensation through equity grants;

•	Provide for compensation that is both externally competitive and internally equitable; and

•	Ensure our executive officers’ compensation is aligned with our corporate strategies and business objectives, and the long-term interest of our stockholders.

The principal components of the compensation program for the Company’s executive officers are base salary, cash payments under an annual bonus award plan and retention bonus plan, and long-term incentive compensation in the form of restricted stock units and performance shares, including performance-based restricted stock units. The Company also provides a 401(k) retirement savings plan with matching contributions, group health and welfare plans, group term life insurance and severance benefits upon a termination of employment under certain circumstances, including following a change of control of the Company. The Company does not maintain defined benefit pension plans for its executive officers because the Compensation Committee believes that the existing compensation arrangements enable the Company’s executive officers to adequately plan for their retirement.

Under the direction of the Compensation Committee, the Company has entered into employment agreements with each of its NEOs. One component of the NEO employment agreements is the severance arrangements. Each employment agreement provides for the payment of specified severance benefits upon termination of the NEO’s employment with the Company under certain circumstances. The Committee believes that it is necessary to enter into severance arrangements in order to attract and retain qualified executive officers. For a detailed discussion of the Company’s employment agreements with its NEOs, see “Potential Payments Upon Termination or Change of Control.”

Consideration of Stockholder Say on Pay Vote

As noted above, in its compensation process, the Compensation Committee considers whether the Company’s executive compensation and benefits program are aligned with the long-term interests of the Company’s stockholders. In that respect, as part of its on-going review of the Company’s executive compensation program, the Compensation Committee considered the affirmative stockholder “say on pay” vote at the Company’s prior annual meeting of stockholders and determined that the Company’s executive compensation philosophy, compensation objectives and compensation elements continued to be appropriate and did not make any changes to the Company’s executive compensation program in response to such stockholder vote.

Compensation Procedures

Compensation Committee. Philip D. Green and Michael J. Kluger are the current members of the Compensation Committee. Pursuant to the Compensation Committee charter, the Compensation Committee has the sole authority to determine the compensation of the Company’s Chief Executive Officer, to review and approve the compensation of the Company’s other executive officers, and to review the compensation of the Company’s directors and recommend changes in the directors’ compensation to the board of directors. The Committee also oversees the administration of the Company’s incentive compensation plans, equity-based compensation plans and any material employee benefit, bonus, retirement, severance or other compensation plan.

Role of Management. An objective of the executive compensation program is to align the executive compensation program with stockholders’ interests and our business strategy. The Compensation Committee believes this alignment can be best achieved by consulting with members of our senior management because of their familiarity with our day-to-day operations. As such, management provides the Compensation Committee with valuable insights into our day-to-day operations, what kinds of rewards and incentives are effective, and recommendations for compensation decisions. In 2011, the Compensation Committee consulted with Messrs. Tullman and Pead, and Ms. Adams in formulating compensation plans and members of that group attended Compensation Committee meetings. No executive officer participates in the Compensation Committee’s deliberations over any component of his or her own compensation.

Role of Compensation Consultant. In 2011, the Compensation Committee retained FW Cook to serve as its independent compensation consultant. FW Cook reports directly to the Compensation Committee and participates in committee meetings. FW Cook did not perform any other services for the Company in 2011.

Specifically, the Compensation Committee’s compensation consultant:

•	Participates in the design of the Company’s director and executive compensation programs to help the Compensation Committee evaluate the linkage between pay and performance;

•

Provides and reviews market compensation and performance data and advises the Compensation Committee on setting executive compensation and the competitiveness and reasonableness of the Company’s executive compensation program;

•	Reviews and advises the Compensation Committee regarding the elements of the Company’s executive compensation program, equity grant and dilution levels, each as relative to the Company’s peers;

•	Reviews and advises the Compensation Committee regarding regulatory, disclosure and other technical matters; and

•	Reviews and advises the Compensation Committee regarding the Company’s compensation risk assessment procedures.

Market Analysis. The Compensation Committee considers relevant market pay practices when setting executive compensation. Market practices, or benchmarks, are based on peer group proxy data. Working with FW Cook, the Compensation Committee established a peer group in 2010 to be used for designing the 2011 executive compensation program. The peer group included companies that reflected the following characteristics of the Company’s business:

•	Software and business services companies generally in the technology sector;

•	Revenue range of between $500 million—$3 billion;

•	Market capitalization range of between $1 billion—$13 billion; and

•	Number of employees.

The FW Cook peer group used to evaluate 2011 compensation decisions consisted of the 27 U.S.-based publicly traded healthcare technology companies and general software companies listed below (the “2011 peer group”).

Healthcare Technology Companies	Software Companies

CACI International Inc. Cerner Corporation SXC Health Solutions Corp.

Ansys, Inc.

Autodesk, Inc.

BMC Software Inc.

Cadence Design Systems, Inc.

Citrix Systems, Inc.

Compuware Corporation

Equifax Inc.

Gartner, Inc.

IHS Inc.

Informatica Corporation

Lawson Software, Inc.

McAfee, Inc.

Mentor Graphics

Microsystems

Novell Inc.

Nuance Communications, Inc.

Parametric Technology Corporation

Quest Software, Inc.

Red Hat, Inc.

Rovi Corporation

Sapient Corporation

Solera Holdings, Inc.

SRA International, Inc.

Synopsys, Inc.

The Compensation Committee considered whether the compensation being paid by the Company is competitive with those of its peer group and set a “benchmark” for NEO compensation. For 2011, the Compensation Committee, in consultation with FW Cook, sought to set the compensation levels to an amount within a competitive range of the 75th percentile for similarly situated officers in the peer group. The Compensation Committee targeted the overall compensation levels in this range to provide the NEOs with the opportunity to earn above-average compensation in order to incentivize strong performance and reward our NEOs for achieving the challenging performance objectives established by the Compensation Committee.

Committee Process. As discussed above, the Compensation Committee continually reviews both the Company’s compensation philosophy and the actual compensation being paid. The Compensation Committee met, including in executive sessions without any members of management present, to discuss, evaluate and set executive officer compensation.

Elements of Compensation

The Compensation Committee believes that the Company’s compensation programs for its executive officers are competitive and appropriately designed to attract and retain key employees, reward performance and promote long-term stockholder value. The Compensation Committee will periodically evaluate the Company’s compensation practices against competitive data and make changes to the Company’s compensation structure to ensure that the programs are designed and implemented to achieve the Compensation Committee’s stated goals. This section describes the various elements of our compensation program for NEOs, together with a discussion of various matters relating to those items. The principal components of compensation for our NEOs were:

•	cash compensation consisting of base salary, annual incentive bonus and retention bonus;

•	equity compensation; and

•	perquisites and other personal benefits.

Base Salary. Base salaries are paid to the Company’s executive officers to compensate them for the performance of their respective job duties and responsibilities. The Compensation Committee reviews base salaries of the Company’s executive officers on an annual basis. In setting annual base salaries, the Compensation Committee takes into consideration the Company’s overall financial and operating performance in the prior year, the Company-wide target for base salary increases for all employees, market and competitive salary information, changes in the scope of an executive officer’s job responsibilities and other relevant factors. The Compensation Committee also reviews the executive officer’s performance and the performance of the divisions, business units and departments for which he or she is responsible. For the Chief Executive Officer, the Compensation Committee evaluates the Chief Executive Officer’s performance and determines any salary adjustment. For the other executive officers, the Compensation Committee receives an evaluation from the Chief Executive Officer on the executive officer’s performance and a recommendation for any salary adjustment.

Based on the competitive salary information discussed above under “Compensation Procedures – Market Analysis,” in 2011, the Compensation Committee approved an increase in Mr. Tullman’s base salary from $750,000 to $800,000 which is at the median level of the 2011 peer group, and an increase in Ms. Adams’ base salary from $350,000 to $450,000 to recognize her increased role in the Company’s operations. None of our other NEOs received a salary increase for 2011.

Annual Cash Incentive Bonus. The Company’s NEOs are eligible to earn an annual cash bonus under our annual Incentive Plan (the “Incentive Plan”). The Incentive Plan seeks to motivate our senior executives by rewarding them when our annual financial performance goals are met or exceeded while also considering each NEO’s achievement of individual performance goals. Performance objectives for the Incentive Plan are developed through a systematic process. Based on a review of business plans, management, including the NEOs, develops preliminary recommendations for Compensation Committee review. The Compensation Committee reviews management’s preliminary recommendations and establishes final financial targets and individual objectives. In establishing final targets, the Compensation Committee strives to ensure that the incentives provided pursuant to the Incentive Plan are consistent with the strategic goals set by the board of directors, that the goals set based on the financial budget are sufficiently ambitious so as to provide a meaningful incentive and that bonus payments, assuming target levels of budgeted performance are attained, will be consistent with the overall NEO compensation program established by the Compensation Committee.

The following table sets forth the target bonus opportunity for each NEO. Under the 2011 Incentive Plan, if target levels of performance were attained, the payout for 2011 was 120% of base salary for Mr. Tullman and 100% of base salary for each of our other NEOs. As discussed below, the Company did not achieve its 2011performance target and, accordingly, none of the NEOs received a payout under the Incentive Plan with respect to 2011.

Name	Incentive Plan Target Amount	2011 Actual Incentive Bonus
Glen E. Tullman *	$945,000	$0
William J. Davis	$500,000	$0
Lee A. Shapiro	$600,000	$0
Philip M. Pead	$675,000	$0
Eileen McPartland **	$600,000	$0
Diane Adams *	$373,750	$0

*	The 2011 Incentive Plan target opportunity for Mr. Tullman and Ms. Adams is prorated to reflect their respective mid-year increases in base salary and, for Ms. Adams, an increase in her target bonus percentage.
**	Ms. McPartland was eligible for a prorated award, with payout determined based on actual performance and the number of days during 2011 in which she was employed by the Company.

For 2011, the Incentive Plan payout was based on the Company’s achievement of an adjusted income from operations performance goal. Management uses this metric as a component of its regular internal reporting to evaluate performance of the business compared to the prior year and to make operating decisions including budgeting and the calculation of incentive compensation. Under the 2011 Incentive Plan, adjusted income from operations was calculated as income from operations determined in accordance with U.S. generally accepted accounting principles and adding back acquisition-related deferred revenue adjustments and excluding acquisition-related amortization, stock-based compensation expense and transaction-related expenses (“Adjusted Income from Operations”). For 2011, the minimum Adjusted Income from Operations performance goal required to receive a threshold payout was $299 million, with 100% of the target bonus funded at an Adjusted Income from Operations performance level of $320 million and maximum funding of 160% of target for Adjusted Income from Operations at or in excess of $352 million. At the time the Compensation Committee established the 2011 Incentive Plan performance goal, it reflected year-over-year growth that was near the 75th percentile of the 2011 peer group. In light of this challenging performance goal, the Compensation Committee targeted cash compensation at the 75th percentile of the 2011 peer group to provide an award opportunity commensurate with the challenging performance objective.

The actual Adjusted Income from Operations for 2011 was $298 million. The Company did not meet the threshold performance goal and, accordingly, there were no payouts to the NEOs under the 2011 Incentive Plan. While the Company delivered strong financial performance in 2011 as compared to 2010 (Adjusted Income from Operations increased by 19% compared to 2010), the Company has demonstrated its commitment to performance-based compensation by not paying cash bonuses to NEOs for performance in 2011 that was below the threshold performance goals target but still reflected an increase of 19% compared to 2010.

Equity Compensation. Under our 2011 Incentive Stock Plan and Amended and Restated 1993 Stock Incentive Plan, the Compensation Committee may grant executive officers and other employees incentive and non-qualified stock options, performance-based stock awards, restricted stock units and other forms of equity compensation. The Compensation Committee believes the stock incentive plans and the related issuance of equity-based awards is consistent with its stated objective of establishing an executive compensation program that aligns the long-term interest of our executive officers with those of our stockholders.

All equity-based awards are made by the Compensation Committee, or a subcommittee thereof. The Committee does not delegate this responsibility to executive officers other than a limited quarterly allocation to the Chief Executive Officer for grants to non-executive employees. All annual equity grants to officers and employees of the Company are made after the Company has released its financial results for the prior fiscal year. The Company may also grant equity awards to newly promoted or hired officers or employees of the Company or to other officers or employees under circumstances and at times as determined by the Compensation Committee. If the approval of any non-annual equity grant occurs during a black-out period related to earnings, the date of grant shall be the last business day of the month in which the Company releases its earnings (unless that day is in an earnings-related black-out period, in which case it will be the date that is two business days after the date of the Company’s earnings release).

Continuing the trend toward performance-based vesting, in 2011, the Compensation Committee included performance-based equity awards as part of the 2011 annual equity grant to named executive officers. The 2011 awards are designed to present a balanced focus on shareholder return, financial performance and retention. The targeted value of the grants consists of the following:

•

Fifty percent of the 2011 annual equity grant consists of performance shares, with two-thirds of the award vesting based on the Company’s achievement of revenue and adjusted operating income performance goals and one-third vesting based on the Company’s total shareholder return performance relative to a peer group; and

•

Fifty percent of the 2011 annual equity grant consists of service-based restricted stock units with the award vesting based on the passage of time and the achievement of a performance objective designed to meet the performance-based compensation requirements of Section 162(m) of the Internal Revenue Code.

Based on the input of FW Cook and the competitive equity grant information discussed above under “Compensation Procedures – Market Analysis,” the Compensation Committee granted the 2011 annual equity awards at levels intended to bring each named executive officer’s total compensation to the 75th percentile of the peer group. With regards to the performance-based awards, the revenue and adjusted operating income performance metrics were chosen in order to focus on financial achievements that are believed to be key drivers of the business and support the long-term operating plans of the Company. Additionally, total shareholder return relative to a peer group was selected as a performance measure to provide that a portion of the equity awards granted in 2011 would only be earned based on the Company’s mid- and long-term return to shareholders as measured against a peer group of companies.

The performance measures were set so that it would be challenging to earn the target awards in 2011, which was the justification for using the 75th percentile as the benchmark for the award levels. At the time the revenue and adjusted operating income goals were established, the year-over-year growth from 2010 reflected performance that was aligned with the 75th percentile opportunity. In 2011, the revenue and adjusted operating income goals were only partially met and the relative total shareholder return threshold was not achieved. As a result, excluding the awards forfeited by Ms. McPartland, approximately 52% of the target performance awards were not earned in 2011; therefore, actual total compensation earned by our NEOs based on 2011 performance was considerably less than the 75th percentile of the peer group.

Performance Share Grants Based on Revenue and Adjusted Operating Income

Approximately two-thirds of the performance shares vest based on the Company’s achievement of “revenue” and “adjusted operating income” performance goals for the year ended December 31, 2011, with each performance goal equally weighted. For purposes of these performance share awards, “revenue” means consolidated revenue of the Company determined in accordance with U.S. generally accepted accounting principles and adding back acquisition-related deferred revenue adjustments and “adjusted operating income” means 2011 consolidated operating income determined in accordance with U.S. generally accepted accounting principles and adding back acquisition-related deferred revenue adjustments and excluding acquisition-related amortization, stock-based compensation expense and transaction-related expenses.

The minimum revenue threshold required to receive a threshold award was $1.33 billion (2% above 2010 revenue, as adjusted), with 100% of the target award funded at a revenue level of $1.48 billion (13% above 2010 revenue, as adjusted) and maximum funding of 160% of target for revenue at or in excess of $1.55 billion (18% above 2010 revenue, as adjusted). The minimum adjusted operating income threshold required to receive a threshold award was $273 million (9% above 2010 adjusted operating income), with 100% of the target award funded at an adjusted operating income level of $320 million (28% above 2010 adjusted operating income) and maximum funding of 160% of target for adjusted operating income at or in excess of $344 million (38% above 2010 adjusted operating income).

The following table sets forth the target and maximum performance share awards that each NEO may earn based on the achievement of the revenue and adjusted operating income performance goals as well as the actual performance shares earned during 2011.

Name	Threshold Award	Target Award	Maximum Award	Award Earned in 2011	Fair Value of Award Earned at December 31, 2011
Glen E. Tullman	1,380	91,987	147,179	65,824	$1,246,707
William J. Davis	538	35,860	57,376	25,660	$486,001
Lee A. Shapiro	538	35,860	57,376	25,660	$486,001
Philip M. Pead	538	35,860	57,376	25,660	$486,001
Eileen McPartland	538	35,860	57,376	0	0
Diane Adams	234	15,591	24,946	11,154	$211,257

For 2011, the Company’s revenue and adjusted operating income for purposes of the performance shares equaled $1.47 billion and $298 million, respectively. Accordingly, the number of performance shares earned by the NEOs equaled 71.5% of the target award based on a sliding scale for achievement. These shares are subject to three-year service-based vesting from the date of grant and will vest in full subject to each NEO’s continued employment during the vesting period.

Performance Share Grants Based on Total Shareholder Return

Approximately one-third of the performance shares vest based on the Company’s total shareholder return relative to a specified peer group of companies over a three-year performance period with vesting based on three annual performance segments from the grant date. Following completion of the three-year performance period, the Compensation Committee will determine the number of performance-based restricted stock units (PBRSUs) that would vest considering overall performance over the entire three-year performance period. If the number of shares that would vest under this three-year scenario is greater than the amount vesting under the three annual performance segments, then such greater number of PBRSUs shall vest, reduced by the number of PBRSUs previously vested. For purposes of these awards, the comparator peer group was chosen using a software and services GICS code and included all companies within that code with a market capitalization between one-third and three times the market capitalization of the Company. For comparison purposes, the Company’s market capitalization approximated the median of this peer group. Please see Exhibit 10.40 to our Transition Report on Form 10-KT for the seven-month period ended December 31, 2010 for a list of the companies included in this peer group.

Total Shareholder Return (TSR) for purposes of these awards is calculated based on stock price appreciation from the beginning to the end of a performance period, plus dividends and distributions made or declared during the performance period, expressed as a percentage return. For each performance period, the TSR will be determined for the Company and the peer group. The number of shares earned will be based on the Company’s TSR percentile rank within the peer group. The minimum percentile rank required to receive a threshold award is 41%, with 100% of the target award funded at a percentile rank of 65% and maximum funding of 160% of target at a percentile rank at or in excess of 95%.

The following table sets forth the target and maximum performance share awards that each NEO may earn based on the Company’s TSR performance. For 2011, the Company’s TSR percentile rank was at the 37th percentile of the peer group which is below the minimum percentile required to earn a portion of these performance shares; accordingly, none of the TSR performance shares were earned in 2011 based on 2011 performance.

Name	Threshold Award	Target Award	Maximum Award	Award Earned in 2011
Glen E. Tullman	1,840	45,994	73,590	0
William J. Davis	717	17,930	28,688	0
Lee A. Shapiro	717	17,930	28,688	0
Philip M. Pead	717	17,930	28,688	0
Eileen McPartland	717	17,930	28,688	0
Diane Adams	312	7,796	12,474	0

Summary of Performance Shares Awarded and Earned during 2011

As discussed above, fifty percent of the equity compensation granted to our NEOs in 2011 consisted of performance shares, with the vesting of approximately two-thirds of the performance shares based on the Company’s achievement of revenue and adjusted operating income and the vesting of the remaining one-third of the performance shares based on the Company’s TSR performance relative to a peer group. The following table presents the aggregate performance shares awarded and earned during 2011.

Name	Target Award	Award Earned in 2011
Glen E. Tullman	137,981	65,824
William J. Davis	53,790	25,660
Lee A. Shapiro	53,790	25,660
Philip M. Pead *	53,790	25,660
Eileen McPartland	53,790	0
Diane Adams	23,387	11,154

*	Mr. Pead’s separation agreement provides for the accelerated vesting of 9,979 of the total performance shares award earned in 2011. After considering the number of shares that vested in 2012, the remaining 7,127 unvested performance shares have been forfeited.

Service-Based Restricted Stock Unit Awards with a Performance Condition

Fifty percent of the annual equity grant vests based on each NEO’s continued employment during the four-year period following the date of grant and the Company’s achievement during 2011 of a performance metric specifically designed to qualify the awards for the performance-based exemption under Section 162(m) of the Internal Revenue Code. The following table sets forth the service-based restricted stock unit awards granted to the NEOs as part of the 2011 annual equity grant.

Name	Award
Glen E. Tullman	137,980
William J. Davis	53,789
Lee A. Shapiro	53,789
Philip M. Pead *	53,789
Eileen McPartland	53,789
Diane Adams	23,387

*	Mr. Pead’s separation agreement provides for the accelerated vesting of 15,688 of the service-based restricted stock units granted in 2011. After considering the number of shares that vested in 2012, the remaining 24,653 service-based restricted stock units granted in 2011 have been forfeited.

On August 31, 2011, Ms. Adams was granted a supplemental service-based restricted stock unit award representing the right to acquire 19,488 shares. The Compensation Committee granted the supplemental award after considering Ms. Adams’ high level of performance and achievements during 2011 and to reflect the importance of her role on the senior executive team. Ms. Adams’ award vests 25% on each of the first four anniversary dates from the date of grant.

2010 Retention Plan

In connection with the merger with Eclipsys in 2010, Allscripts established the Allscripts Healthcare Solutions, Inc. Incentive Retention Plan (the “Retention Plan”) to retain certain highly qualified individuals in the employment of Allscripts, provide incentive and reward to such individuals to diligently and successfully complete the merger with Eclipsys, and to mitigate distractions to such individuals resulting from the transaction. The Retention Plan is a one-time program and is not considered part of the ongoing compensation program. While the Retention Plan opportunities remained outstanding in 2011, the Retention Plan opportunities reflected compensation decisions made only in 2010 and there were no new awards granted in 2011 under the Retention Plan and no new awards are contemplated.

At the time it was established, participants in the Retention Plan received awards consisting of 50% cash and 50% performance-based restricted shares (“Performance Shares”). The settlement of the cash awards was contingent upon the NEOs continued service following the merger and the vesting of the Performance Shares was subject to the achievement of performance objectives established in 2010.

Cash Retention Plan Awards. The cash awards under the Retention Plan vest periodically over two years beginning on the date of the closing of the merger as follows: 1/6 at each of the close of the merger and the 6, 12, 16, 20 and 24 month anniversaries of the closing of the merger. Payments in 2011 represented the fulfillment of the contractual obligations established in 2010. The table below sets forth the Retention Plan bonuses earned by and paid to each NEO during 2011.

Name	Cash Retention Bonus Payment
Glen E. Tullman	$468,750
William J. Davis	$312,500
Lee A. Shapiro	$375,000
Philip M. Pead	$421,875
Eileen McPartland	$100,000
Diane Adams	$155,000

Retention Plan Performance Share Awards. One-half of the Performance Shares granted in 2010 vest based on the achievement of cost synergy savings (“Cost Synergies”) realized as a result of the merger in the 12 month periods ended September 30, 2011 and September 30, 2012 (“Year 1” and “Year 2”, respectively). The Year 1 Cost Synergies target is $30,000,000, and the Year 2 Cost Synergies target is $38,000,000. The other one-half of the Performance Shares granted in 2010 vest based on the joint sale of products and/or services of Allscripts and Eclipsys (“Joint Product Sales”), each sale equal to or greater than $5,000,000, in each of Year 1 and Year 2. The Joint Product Sales target for each of Year 1 and Year 2 is five sales.

The table below illustrates the threshold, target and maximum Performance Share vesting and payout on an aggregate basis. The shares reflect an award opportunity established in 2010 at time of the Eclipsys merger and no additional Performance Shares have been granted under the Retention Plan. Payout for performance between the threshold and target and target and maximum levels is determined using straight-line interpolation.

	Threshold	Target	Maximum
Cost Synergies
Performance as % of Target (per year)	80%	100%	120%
Payout as a % of Base Salary:
Blue	31.25%	62.50%	93.75%
Green	25%	50%	75%
Joint Product Sales
Performance as # of Sales (per year)	3	5	7
Payout as a % of Base Salary:
Blue	31.25%	62.50%	75.00%
Green	25%	50%	60%

For the Year 1 Performance Period which ended on September 30, 2011, the Cost Synergies achieved totaled $31.1 million and the total Joint Product Sales realized was seven. Accordingly, the number of performance shares earned by the NEOs, except for Ms. McPartland, equals 114.6% of one-half of the target award based on straight-line interpolation. The following table sets forth performance shares earned by each NEO during 2011:

Name	Number of Underlying Shares Earned
Glen E. Tullman	32,194
William J. Davis	21,463
Lee A. Shapiro	25,756
Philip M. Pead	27,607
Diane Adams	10,645

In connection with Ms. McPartland’s separation from the Company effective July 15, 2011, the maximum award granted to her under the Retention Plan vested in full totaling 48,533 shares.

Benefits and Perquisites

Each of our NEOs participates in the health and welfare benefit plans and fringe benefit programs generally available to all other Allscripts employees. In addition, Allscripts generally does not provide its NEOs with significant perquisites and personal benefits in excess of $10,000. Under certain circumstances, however, the Compensation Committee recognizes that special arrangements, such as the relocation benefits provided to Mr. Pead and Ms. McPartland, may be necessary or desirable. The total perquisites provided to each NEO are described in footnote 4 to the 2011 All Other Compensation table included elsewhere in this Item 11.

Severance Arrangements in Employment Agreements

Allscripts has entered into severance arrangements as a component of the employment agreements with members of our senior management team, including the NEOs. These agreements provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Constructive Discharge,” as these terms are defined in the employment agreements. A termination following a “Change of Control” generally results in the NEOs receiving additional compensation. Pursuant to employment agreement amendments adopted in July 2010, the Company eliminated single trigger change of control benefits and tax gross-up payments on change of control benefits. In addition, during 2011, the Company entered into an amended employment agreement with Ms. Adams, which is described in the “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.” Additional information regarding the employment agreements, including a quantification of benefits that would have been received by our NEOs had termination or change in control occurred on December 30, 2011, is found under the heading “Potential Payments upon Termination or Change of Control” in this Item 11.

The Compensation Committee believes that these severance and change of control arrangements are an important part of overall compensation for our NEOs. The Compensation Committee believes that these agreements help to secure the continued employment and dedication of our NEOs, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change of control. The Compensation Committee also believes that these agreements are important as a recruitment and retention device, as many of the companies with which we compete for executive talent have similar agreements in place for their senior employees.

Separation of Ms. McPartland

Ms. McPartland resigned from the Company, effective July 15, 2011. In connection with Ms. McPartland’s separation, Ms. McPartland became eligible to receive severance benefits subject to her compliance with the terms of the separation agreement she entered into with the Company. Terms of the separation agreement were based on the terms of Ms. McPartland’s employment agreement with the Company. The Compensation Committee also approved the additional vesting of certain RSU awards totaling 25,849 shares and a lump sum cash payment of $15,000 Ms. McPartland in connection with her separation. Additional information regarding the severance benefits payable to Ms. McPartland is found under the heading “Potential Payments upon Termination or Change of Control” in this Item 11.

Separation of Mr. Pead

Mr. Pead’s service as Chairman of the Board, director and officer of the Company terminated on April 25, 2012. Mr. Pead’s separation agreement provides him severance pay and benefits in exchange for a full release and requires that Mr. Pead be subject to comprehensive restrictive covenants for 18-months in place of his current 12-month restrictive-covenant obligation. The restrictions include a non-compete, non-solicit of employees and clients, non-interference in business relationships and a stand-still agreement. In addition, Mr. Pead has an obligation to protect confidential information and promptly return company property. The level of severance pay and benefits tracks the severance package for a termination without cause under Mr. Pead’s employment agreement, which provides for a cash severance payment of two times the sum of Mr. Pead’s salary and current target bonus, medical benefit continuation for twelve months and accelerated vesting of outstanding equity awards so that the executive receives vesting credit of an additional year plus pro-rata credit for the vesting period in which the termination occurs. Per the terms of Mr. Pead’s outstanding award under the Retention Plan, Mr. Pead will also receive full vesting of the outstanding cash and performance shares awarded under such plan. Finally, the separation agreement provides for an additional cash payment of $145,000 and reimbursement of fees for legal services rendered in connection with Mr. Pead’s separation, up to a maximum of $25,000.

Stock Ownership Requirements

During 2011, Messrs. Tullman, Davis, Shapiro, and Pead were subject to minimum stock ownership and retention requirements (including stock options, restricted stock and restricted stock units) pursuant to the terms of their employment agreements. Failure to comply with the minimum stock ownership requirements constituted a for “Cause” termination under the employment agreement for each of Messrs. Tullman, Davis, Shapiro and Pead.

In the case of Messrs. Shapiro and Davis, they were required to maintain an ownership level with a fair market value equal to: (i) 100% of their respective base salaries on October 10, 2008 from October 10, 2008 through October 9, 2009; (ii) 66% of their respective base salaries on October 10, 2008 from October 10, 2009 through October 9, 2010; and (iii) 33% of their respective base salaries on October 10, 2009 from October 10, 2010 through October 9, 2011. In the case of Mr. Tullman, his minimum ownership level was measured as of the same periods noted above for Messrs. Shapiro and Davis, but with 200%, 133% and 66% as the required minimum percentages in clauses (i), (ii) and (iii) of the prior sentence, respectively. With regards to Mr. Pead, he was required to maintain an ownership level with a fair market value equal to: (i) 133% of his base salary on August 24, 2010 from August 24, 2010 through October 9, 2010; and (ii) 66% of his base salary on August 24, 2010 from October 10, 2010 through the end of his employment period. During 2011, each of Messrs. Tullman, Davis, Shapiro, and Pead satisfied the applicable ownership requirements.

In April 2012, the Board of Directors approved new stock ownership requirements for certain executives of the Company. Mr. Tullman will be required to maintain an ownership level with a fair market value equal to six times his base salary. The other NEOs will be required to maintain an ownership level with a fair market value equal to two times their respective base salary levels. The initial measurement date is five years from the adoption of the new guidelines or an executive’s hire date, whichever is later. Common stock owned outright, service-based awards outstanding, and deferred stock units are included when determining the ownership level. Stock options and performance-based awards are excluded. If the stock ownership requirement is not met after five years, the executive will be required to retain shares equal in value to no less than half of the after-tax value of shares vesting from any equity award.

Tax Considerations

Under Internal Revenue Code Section 162(m), a company generally may not deduct compensation in excess of $1,000,000 paid to the chief executive officer and the other three most highly compensated officers, other than the chief financial officer. Certain “performance-based compensation” is not included in compensation for purposes of the limit. The Compensation Committee will continue to assess the impact of Section 162(m) on its compensation practices; however, the Compensation Committee believes that it must maintain flexibility in its approach in order to structure a program that is the most effective in attracting, motivating and retaining the Company’s key executives.

Information Regarding Non-GAAP Financial Measures

The Compensation Discussion and Analysis above contains two non-GAAP financial measures — non-GAAP revenue and non-GAAP operating income. The table below reconciles the non-GAAP financial measures in the Compensation Discussion and Analysis to the comparable financial measures prepared in accordance with generally accepted accounting principles (“GAAP”).

Allscripts Healthcare Solutions, Inc.

Condensed Non-GAAP Financial Information

(In millions)

(Unaudited)

	Year Ended	Year Ended
	12/31/11	12/31/10
Total revenue, as reported	$1,444	$934

Deferred revenue adjustment	21	29
Eclipsys results pre-merger period	0	343

Total non-GAAP revenue	$1,465	$1,306

Operating income, as reported	$137	$61

Deferred revenue adjustment	21	29
Acquisition-related amortization	66	45
Stock-based compensation expense	38	25
Transaction-related expenses (a)	36	69
Eclipsys results pre-merger period	0	21

Total non-GAAP operating income	$298	$250

Non-GAAP Financial Measures

Non-GAAP financial measures are not in accordance with, or an alternative for, measures of financial performance prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. We may consider whether other significant items that arise in the future should be excluded from our non-GAAP financial measures.

We exclude acquisition-related deferred revenue adjustments when determining non-GAAP revenue. We also exclude the following items when determining non-GAAP operating income:

•	Acquisition-related amortization

•	Stock-based compensation expense

•	Transaction-related expenses

Management believes that non-GAAP revenue and operating income provide useful supplemental information to management and investors regarding the underlying performance of the Company’s business operations and facilitates comparisons of the separate 2010 pre-merger results of legacy Allscripts and legacy Eclipsys to that of the Company’s 2010 post-merger results. Acquisition accounting adjustments made in accordance with GAAP can make it difficult to make meaningful comparisons of the underlying operations of the business without considering the non-GAAP adjustments that we have provided and discussed herein. Management also uses this information internally for forecasting and budgeting as it believes that these measures are indicative of the Company’s core operating results. In addition, the Company uses non-GAAP revenue and operating income to measure achievement under the Company’s stock and cash incentive compensation plans. Note, however, that non-GAAP revenue and operating income are performance measures only, and they do not provide any measure of the Company’s cash flow or liquidity.

The following are descriptions of the items we exclude from our non-GAAP financial measures.

Acquisition-Related Deferred Revenue. Acquisition-related deferred revenue adjustment reflects the fair value adjustment to deferred revenues acquired in business combinations. The fair value of deferred revenue represents an amount equivalent to the estimated cost plus an appropriate profit margin, to perform services related to the acquiree’s software and product support, which assumes a legal obligation to do so, based on the deferred revenue balances as of the acquisition date. We add back this deferred revenue for our non-GAAP financial measures because we believe the inclusion of this amount directly correlates to the underlying performance of our operations and facilitates comparisons of the separate 2010 pre-merger results of legacy Allscripts and Eclipsys to that of our post-merger results.

Acquisition-Related Amortization. Acquisition-related amortization expense is a non-cash expense arising from the acquisition of intangible assets in connection with acquisitions or investments. We exclude acquisition-related amortization expense from non-GAAP operating income because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets. Management believes that this adjustment facilitates comparisons of the 2010 pre-merger results of legacy Allscripts and Eclipsys to that of our post-merger results. Investors should note that the use of these intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and the related amortization expense will recur in future periods.

Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock awards to employees. We exclude stock-based compensation expense from non-GAAP operating income because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods and such expense will recur in future periods.

Transaction-Related Expenses. Transaction-related expenses are fees and expenses, including legal, investment banking and accounting fees and other integration-related expenses, incurred in connection with announced transactions. We exclude transaction-related expenses from non-GAAP operating income because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods.

Compensation Committee Report

The Compensation Committee of the board of directors of Allscripts Healthcare Solutions, Inc. oversees Allscripts’ compensation program on behalf of the board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

COMPENSATION COMMITTEE

Philip D. Green

Michael J. Kluger

2011 Summary Compensation Table

The following table presents the total compensation of Allscripts’ Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers who were serving in such capacities at December 31, 2011, and our former Chief Operating Officer. In connection with the Eclipsys merger, we changed our fiscal year-end back to a calendar year-end, December 31st. We previously changed our fiscal year-end from December 31st to May 31st in connection with the consummation of the 2008 Misys Transactions. The table below includes historical compensation information both for calendar 2008, which we refer to as “2008” and is derived in part from the historical financial statements of legacy Allscripts prior to October 10, 2008, and for the period from January 1, 2009 through the end of our 2009 fiscal year on May 31, 2009, which we refer to as the “Transitional 2009 Period.” In addition, the table includes information for fiscal year 2010 (June 1, 2009 through May 31, 2010), which we refer to as “fiscal 2010,” the seven month period ended December 31, 2010 (June 1, 2010 through December 31, 2010), which we refer to as “T2010,” and the year ended December 31, 2011.

Name and Principal Position	Year (1)	Salary $	Bonus $ (2)	Stock Awards $ (3)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (4)	Total $
Glen E. Tullman	2011	787,500	468,750	5,900,046	0	15,602	7,171,898
Chief Executive Officer	T2010	437,500	156,250	3,687,515	227,500	3,367	4,512,132
	FY2010	741,667	315,000	2,250,031	750,000	15,572	4,072,270
	2009	291,667	0	0	394,000	12,205	697,872
	2008	559,375	1,785,000	4,400,000	30,000	13,130	6,787,505

William J. Davis (5)	2011	500,000	312,500	2,300,039	0	14,510	3,127,049
Chief Financial Officer	T2010	282,292	104,167	1,825,020	151,667	5,447	2,368,593
	FY2010	425,000	191,250	750,022	318,750	14,480	1,699,502
	2009	177,083	0	0	180,000	11,575	368,658
	2008	408,541	1,283,750	2,099,992	30,000	13,040	3,835,323

Lee A. Shapiro	2011	600,000	375,000	2,300,039	0	18,572	3,293,611
President	T2010	350,000	125,000	1,950,028	182,000	3,609	2,610,637
	FY2010	594,792	213,750	1,080,011	600,000	15,572	2,504,125
	2009	197,916	0	0	347,000	12,205	557,121
	2008	428,125	1,361,250	2,350,001	30,000	13,891	4,183,267

Philip M. Pead (6)	2011	700,962	421,875	2,300,039	0	85,015	3,507,891
Chairman of the Board and Director

Eileen McPartland (7)	2011	325,000	100,000	4,276,087	0	1,678,464	6,379,551
Chief Operating Officer	T2010	350,000	100,000	2,330,018	182,000	34,689	2,996,707
	FY2010	491,667	0	2,000,024	600,000	56,824	3,148,515

Diane Adams (8)	2011	400,000	155,000	1,350,033	0	11,594	1,916,627
Executive Vice President, Culture and Talent	T2010	187,500	51,667	810,007	90,242	1,002	1,140,418

(1)	The “T2010” year represents the period of June 1, 2010 through December 31, 2010, “FY 2010” represents the Company’s 2010 fiscal year of June 1, 2009 through May 31, 2010, and the “2009” year represents the Transitional 2009 Period of January 1, 2009 through May 31, 2009.
(2)	For 2011, the amounts reported represent cash retention bonuses that each NEO received pursuant to a retention plan established in 2010 in connection with the Eclipsys merger (the “Retention Plan”). For fiscal 2010, Messrs. Tullman, Davis and Shapiro received cash retention bonuses that were negotiated in connection with the consummation of the 2008 Misys Transactions. In addition, during calendar year 2008, Messrs. Tullman, Davis and Shapiro were paid cash bonuses that vested upon consummation of the 2008 Misys Transactions in the amounts of $1,785,000, $1,083,750, and $1,211,250, respectively.
(3)	For 2011, the amounts in this column represent equity awards granted under the Amended and Restated 1993 Stock Incentive Plan (the “Stock Plan”). The amounts reported in this column assume the probable outcome of the performance conditions with respect to the performance-based awards and are valued based on the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). The grant date fair value assuming maximum performance with respect to the portion of the 2011 annual equity awards delivered in the form of performance shares is as follows: Mr. Tullman $4,720,054; Mr. Davis $1,840,048; Mr. Shapiro $1,840,048; Mr. Pead $1,840,048 ; Ms. McPartland $1,840,048; and Ms. Adams $800,024. For Ms. McPartland, the amount reported in this column for 2011 also includes the incremental fair value associated with the modification to Ms. McPartland’s outstanding equity awards in 2011 totaling $1,976,048. As noted in the Compensation Discussion and Analysis, in 2011, the vesting terms of certain of Ms. McPartland’s equity awards were modified in connection with her separation from the Company. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
(4)	Amounts included in this column for 2011 are set forth by category in the 2011 All Other Compensation Table below.
(5)	On April 22, 2012, Mr. Davis notified the Company that he will be resigning as Chief Financial Officer of the Company, effective May 18, 2012.
(6)	Mr. Pead separated from the Company, effective April 25, 2012. Mr. Pead was not an NEO prior to 2011.
(7)	Ms. McPartland separated from the Company, effective July 15, 2011.
(8)	Ms. Adams was not an NEO prior to T2010.

2011 All Other Compensation

Name	Parking Expense Payments	401(k) Matching Contributions	Life Insurance Premiums	Housing Allowance (A)	Tax Reimbursements (B)	Post-Termination Payments (C)	Total
Glen E. Tullman	$3,870	$9,800	$1,932	$0	$0	$0	$15,602
William J. Davis	$3,870	$9,800	$840	$0	$0	$0	$14,510
Lee A. Shapiro	$3,870	$9,800	$4,902	$0	$0	$0	$18,572
Philip M. Pead	$0	$9,800	$3,215	$72,000	$0	$0	$85,015
Eileen McPartland	$0	$0	$1,956	$36,775	$24,733	$1,615,000	$1,678,464
Diane Adams	$0	$9,800	$1,794	$0	$0	$0	$11,594

(A)	The housing allowance paid to Ms. McPartland was negotiated in connection with Ms. McPartland commencing employment with the Company. The amount reported represents the actual amount paid to Ms. McPartland for housing accommodations while commuting from Ms. McPartland’s residence in New Jersey and Allscripts’ offices in Raleigh, North Carolina.

The housing allowance paid to Mr. Pead was negotiated in connection with Mr. Pead commencing employment with the Company following the merger with Eclipsys. The amount reported represents the actual amount paid to Mr. Pead for housing accommodations while commuting from Mr. Pead’s residence in Florida and Allscripts’ offices in Raleigh, North Carolina and Atlanta, Georgia.

(B)	The amounts reported for Ms. McPartland represent tax gross-ups for her housing allowance.
(C)	The amount reported for Ms. McPartland includes payments made to Ms. McPartland in connection with her separation from the Company in 2011 totaling $1,615,000. Please see the “Potential Payments Upon Termination or Change of Control” section of this Item 11 for further information regarding the amount of compensation received or to be received by Ms. McPartland in connection with her separation from the Company.

2011 Grants of Plan-Based Awards

The following table provides information regarding non-equity incentive plan awards and equity-based awards granted in 2011.

			Estimated Possible Payouts Under Non-Equity			Estimated Future Payouts Under Equity			Stock Awards: Number of Shares of Stock or Units #	Option Awards: Number of Securities Underlying Options #	Exercise or Base Price of Option Awards $	Grant Date Fair Value of Stock and Option Awards $ (7)
			Incentive Plan Awards (1)			Incentive Plan Awards
Name	Grant Date		Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
Glen E. Tullman			13,440	945,000	1,512,000					0	0
	2/25/2011	(2)				1,380	91,987	147,179		0	0	1,966,682
	2/25/2011	(3)				1,840	45,994	73,590		0	0	983,352
	2/25/2011	(4)							137,980	0	0	2,950,012
William J. Davis			7,000	500,000	800,000					0	0
	2/25/2011	(2)				538	35,860	57,376		0	0	766,687
	2/25/2011	(3)				717	17,930	28,688		0	0	383,343
	2/25/2011	(4)							53,789	0	0	1,150,009
Lee A. Shapiro			8,400	600,000	960,000					0	0
	2/25/2011	(2)				538	35,860	57,376		0	0	766,687
	2/25/2011	(3)				717	17,930	28,688		0	0	383,343
	2/25/2011	(4)							53,789	0	0	1,150,009
Philip M. Pead			9,450	675,000	1,080,000					0	0
	2/25/2011	(2)				538	35,860	57,376		0	0	766,687
	2/25/2011	(3)				717	17,930	28,688		0	0	383,343
	2/25/2011	(4)							53,789	0	0	1,150,009
Eileen McPartland			8,400	600,000	960,000					0	0
	2/25/2011	(2)				538	35,860	57,376		0	0	766,687
	2/25/2011	(3)				717	17,930	28,688		0	0	383,343
	2/25/2011	(4)							53,789	0	0	1,150,009
	(6)								131,403	0	0	1,976,048
Diane Adams			5,600	373,750	598,000					0	0
	2/25/2011	(2)				234	15,591	24,946		0	0	333,336
	2/25/2011	(3)				312	7,796	12,474		0	0	166,678
	2/25/2011	(4)							23,387	0	0	500,014
	8/31/2011	(5)							19,488	0	0	350,004

(1)	These amounts reflect the cash incentive compensation award opportunities granted under the Incentive Plan for 2011. Actual payout under the Incentive Plan is based on the Company’s adjusted income from operations performance during 2011. Please see the Compensation Discussion and Analysis for further information regarding the 2011 Incentive Plan.
(2)	This award represents a performance share award granted in 2011 under our Stock Plan that will vest based on the Company’s achievement of revenue and adjusted operating income performance goals during 2011 and the named executive officer’s continued service during the three-year period following the date of grant. Please see the Compensation Discussion and Analysis for further information regarding this award.

(3)	This award represents a performance share award granted in 2011 under our Stock Plan that will vest based on the Company’s total shareholder return over the January 1, 2011 through December 31, 2013 performance period and the named executive officer’s continued service during the three-year performance period. Please see the Compensation Discussion and Analysis for further information regarding this award.
(4)	This award represents service-based restricted stock units granted under our Stock Plan that vest 25% over four years. These awards were also subject to an adjusted net income performance goal in 2011 of $60 million. The addition of a performance-based vesting requirement is intended to qualify these awards as performance-based compensation under Section 162(m) of the Code. Please see the Compensation Discussion and Analysis for further information regarding this award.
(5)	These time-based restricted stock units granted under our Stock Plan vest 25% over four years.
(6)	This amount represents the number of restricted stock units that were impacted by the modification to Ms. McPartland’s outstanding restricted stock unit awards in 2011 and does not reflect a new equity grant to Ms. McPartland. As noted in the Compensation Discussion and Analysis, in 2011, the vesting terms of certain of Ms. McPartland’s equity awards were modified in connection with her separation from the Company.
(7)	The amounts shown in this column are valued based on the grant date fair value computed in accordance with FASB ASC Topic 718 and, in the case of performance-based awards, are based on the probable outcome of the applicable performance conditions. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Employment Agreement with Chief Executive Officer

The Company is a party to an employment agreement with Mr. Tullman relating to Mr. Tullman’s service as the Company’s Chief Executive Officer. The term of the employment agreement is for three years from August 24, 2010, the date of the closing of the Eclipsys merger, with automatic one-year renewals unless notice of termination by either Mr. Tullman or Allscripts is given at least 90 days prior to the expiration of the term. Mr. Tullman’s annual base salary will be at least $750,000 and his annual target bonus opportunity will be at least 100% of base salary. Under the terms of Mr. Tullman’s employment agreement, Mr. Tullman will be eligible to participate in any benefit, perquisite or equity award program generally available to Allscripts’ senior executive employees. Equity awards will be made in the sole discretion of the board (or a committee thereof). Please see “Potential Payments Upon Termination or Change of Control” for information regarding the severance benefits available under Mr. Tullman’s amended and restated employment agreement.

Employment Agreement with Former Chairman of the Board

In connection with Allscripts’ merger with Eclipsys, Philip M. Pead, the former President and Chief Executive Officer of Eclipsys, became the Chairman of the Board of Directors of Allscripts and a member of Allscripts’ senior management. Related to such employment, Mr. Pead entered into an employment agreement with Allscripts, the terms of which were determined based on input from the Compensation Committee’s then compensation consultant. The term of the employment agreement was three years from the closing of the Eclipsys merger, with automatic one-year renewals unless notice of termination by either Mr. Pead or Allscripts was given at least 90 days prior to the expiration of the term. Mr. Pead’s annual base salary was $675,000, and his annual target bonus opportunity was 100% of base salary. Please see “Potential Payments Upon Termination or Change of Control” for information regarding the severance benefits available under Mr. Pead’s employment agreement that was in effect as of December 30, 2011. As discussed above, Mr. Pead separated from the Company, effective April 25, 2012. In connection with Mr. Pead’s separation, the Company and Mr. Pead entered into a separation agreement which is described above in the “Compensation Discussion and Analysis” section of this Item 11.

Amended Employment Agreement with Executive Vice President, Culture and Talent

In July 2011, the Company entered into an amended and restated employment agreement with Diane Adams, Executive Vice President, Culture and Talent of the Company. The term of the amended employment agreement is for one year beginning July 11, 2011, with automatic one-year renewals unless notice of termination by either Ms. Adams or the Company is given at least 90 days prior to the expiration of the term. The amended employment agreement increases Ms. Adams’ annual base salary to $450,000 and her annual target performance bonus opportunity to 100% of base salary. In addition, under the amended employment agreement, Ms. Adams’ severance and change of control benefits are aligned with those of the other NEOs. Please see “Potential Payments Upon Termination or Change of Control” for information regarding the severance benefits available under Ms. Adams’ amended employment agreement.

Employment Agreement with Other Named Executive Officers

Each of our other named executive officers are also parties to employment agreements with the Company. These employment agreements set forth the initial base salary and annual incentive target opportunity for each NEO. Each agreement includes an initial term of three years, with automatic one-year renewals unless notice of termination by either the NEO or Allscripts is given at least 90 days prior to the expiration of the term. Please see “Potential Payments Upon Termination or Change of Control” for information regarding the severance benefits available under these employment agreements.

For 2011, each of the NEOs was entitled to receive the following base salaries, on an annualized basis:

Name	2011 Salary
Glen E. Tullman	$800,000
William J. Davis	$500,000
Lee A. Shapiro	$600,000
Philip M. Pead	$675,000
Eileen McPartland	$600,000
Diane Adams	$450,000

Under the terms of each executive’s employment agreement, each executive is also entitled to a performance bonus subject to the sole discretion of, and based upon criteria selected by the board of directors or a committee of the board of directors. In 2011, the target bonus was 120% of base salary for Mr. Tullman and 100% of base salary for each of the other NEOs. Under the 2011 Incentive Plan, the actual payouts could be greater than the targeted bonus, based on actual Company performance. As discussed in the Compensation Discussion and Analysis, there were no payouts under the 2011 Incentive Plan.

Outstanding Equity Awards at December 31, 2011

The following table sets forth information regarding stock options and restricted stock units of the Company held by each of the NEOs at December 31, 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable #	Number of Securities Underlying Unexercised Options Unexercisable #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested $ (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $ (1)
Glen E. Tullman	152,666	0	5.13	12/31/2014
					104,895	(2)	1,986,711
					32,646	(3)	618,315
					117,387	(4)	2,223,310
					137,980	(6)	2,613,341
								45,994	(8)	871,126
					91,987	(7)	1,742,234
								28,086	(5)	531,949
William J. Davis	79,462	0	1.70	6/24/2013
	72,742	0	4.57	4/1/2014
	103,918	0	5.13	12/31/2014
					69,930	(2)	1,324,474
					10,882	(3)	206,105
					51,224	(4)	970,183
					53,789	(6)	1,018,764
					35,860	(7)	679,188
								17,930	(8)	339,594
								18,724	(5)	354,633
Lee A. Shapiro	77,133	0	1.70	6/4/2013
	72,742	0	4.57	4/1/2014
	155,876	0	5.13	12/31/2014
					69,930	(2)	1,324,474
					15,670	(3)	296,790
					51,224	(4)	970,183
					53,789	(6)	1,018,764
					35,860	(7)	679,188
								17,930	(8)	339,594
								22,469	(5)	425,563
Philip M. Pead	540,000	0	12.32	5/14/2016
					28,014	(10)	530,585
					35,915	(11)	680,230
								24,084	(5)	456,151
					53,789	(6)	1,018,764
								17,930	(8)	339,594
					35,860	(7)	679,188
Eileen McPartland					29,020	(3)	549,639
					29,233	(3)	553,673
					7,542	(4)	142,845
					17,075	(4)	323,401
Diane Adams					16,178	(3)	306,411
					21,343	(4)	404,236
					19,488	(9)	369,103
								9,287	(5)	175,896
								7,796	(8)	147,656
					15,591	(7)	295,294
					23,387	(6)	442,950

Note:	Multiple awards have been aggregated where the expiration date and the exercise and/or base price of the instruments are identical.
(1)	The amounts set forth in this column equal the number of restricted stock units indicated multiplied by the closing price of our common stock ($18.94) on December 30, 2011.
(2)	Represents restricted stock units granted on October 28, 2008. The restricted stock units vest in four equal annual installments from the grant date beginning on October 28, 2009.
(3)	Represents restricted stock units granted on July 31, 2009. The restricted stock units vest in four equal annual installments from the grant date beginning on July 31, 2010.
(4)	Represents restricted stock units granted on November 26, 2010. The restricted stock units vest in four equal annual installments from the grant date beginning on November 26, 2011.
(5)	Represents restricted stock units granted on July 30, 2010. These restricted stock units will vest on September 30, 2012 based on the achievement of certain cost synergies and the booking of new integrated deals as established by the board of directors.
(6)	Represents restricted stock units granted on February 25, 2011. The restricted stock units will vest in four equal annual installments from the grant date beginning on February 25, 2011. The vesting of these restricted stock units was also subject to a performance-based vesting requirement intended to qualify these awards as performance-based compensation under Section 162 (m) of the Code.
(7)	Represents performance-based restricted stock units granted on February 25, 2011. The restricted stock units become eligible for time-based vesting based on the Company’s achievement of revenue and operating income performance goals during 2011. Under the terms of the restricted stock unit award agreements, if the Company’s performance resulted in any portion of the restricted stock units being eligible for vesting, then 33 1/3% of the award would vest on the thirteen month anniversary of the grant date and each of the second and third anniversaries of the grant date so long as the executive remains continuously employed by the Company.
(8)	Represents performance-based restricted stock units granted on February 25, 2011. This award will vest based on the Company’s total shareholder return over the January 1, 2011 through December 31, 2013 performance period and the named executive officer’s continued service during the three-year performance period.
(9)	Represents restricted stock units granted on August 31, 2011. The restricted stock units will vest in four equal annual installments from the grant date beginning on August 31, 2011.
(10)	Represents restricted stock units granted on March 14, 2009. The initial vesting under the award occurred on June 1, 2011. The remaining amount of shares vests on June 1, 2012.
(11)	Represents restricted stock units granted on March 15, 2010. The terms of the award were amended in connection with the merger with Eclipsys to provide for 100% vesting of the award on March 15, 2013.

2011 Options Exercises and Stock Vested

The following table sets forth: (i) the number of shares of Allscripts common stock acquired during 2011 upon the exercise of stock options and the value realized upon exercise and any options transferred during 2011 and (ii) the number of shares acquired upon vesting of stock awards and the value realized upon vesting during 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise or Transfer	Number of Shares Acquired on Vesting	Value Realized on Vesting
Glen E. Tullman	229,157	$2,984,408	225,430	$4,319,860
William J. Davis	0	$0	124,871	$2,411,267
Lee A. Shapiro	147,794	$2,661,770	136,382	$2,627,896
Philip M. Pead	0	$0	79,633	$1,598,670
Eileen McPartland	0	$0	48,533	$854,181
Diane Adams	0	$0	42,146	$790,758

(1)	Upon exercise, option holders may surrender shares to pay the option exercise price and satisfy income tax-withholding requirements. The amounts shown are gross amounts absent netting for shares surrendered.
(2)	The value realized equals the fair market value of Allscripts common stock on the vesting date multiplied by the number of shares vested. Upon release of the restricted stock, shares may be surrendered to satisfy income tax-withholding requirements. The amounts shown are gross amounts absent netting for shares surrendered.

As noted above under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements,” we have entered into employment agreements with each of our NEOs that provide for payments in connection with such NEO’s termination, whether upon a change of control or otherwise.

The estimated benefits to be provided to the NEOs under the employment agreements in each of those situations are described below, including a summary of payments that would have been required had a termination or change of control taken place on December 30, 2011, based upon the closing price of our common stock ($18.94) on December 30, 2011.

Payments Made upon Termination

The employment agreements provide for payments of certain benefits, as described below, upon the termination of the employment of an NEO. The NEO's rights upon a termination of his or her employment depend upon the circumstances of the termination. Central to an understanding of the rights of each NEO under the employment agreements is an understanding of the definitions of “Cause” and “Constructive Discharge“ that are used in those agreements. For purposes of the employment agreements:

•

We have “Cause” to terminate an NEO for an NEO's: (i) willful or grossly negligent failure to perform duties, (ii) violation of law which is materially injurious to the operations or reputation of Allscripts, (iii) conviction of a crime involving property of Allscripts or constituting a felony or involving fraud or moral turpitude, (iv) failure to maintain certain ownership levels of Allscripts common stock (other than in the case of Ms. Adams) or (v) material violation of a general Company policy or refusal to follow lawful directions of the board of directors.

•

A “Constructive Discharge” under the employment agreements generally means: (i) a failure of Allscripts to meet its obligations, in any material respect, under the employment agreement, including, without limitation, a reduction of or failure to pay base salary, (ii) a material diminution in or other substantial adverse alteration in the nature or scope of an NEO’s responsibilities, or (iii) the relocation of more than fifty miles to an NEO’s principal place of business.

The employment agreements require, as a precondition to the receipt of these payments, that the NEO sign a standard form of release of employment. They also include noncompete and nonsolicit provisions that would apply for one year following such NEO’s termination of employment and a confidentiality provision.

Payment Obligations for Termination by Allscripts with Cause or upon Death or Disability or by the NEO without Constructive Discharge

If an NEO is terminated by Allscripts for Cause or as a result of the NEO's death or disability (as defined in the employment agreements), or if an NEO terminates his or her employment without Constructive Discharge, he or she is entitled to receive:

•	accrued but unpaid base salary through the date of termination; and

•	earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurs.

Under the terms of the Retention Plan, the cash and performance share awards granted to the NEOs will fully vest upon a termination due to death or disability.

Payment Obligations for Termination by Allscripts Without Cause or due to Constructive Discharge.

If an NEO is terminated by Allscripts without Cause or an NEO terminates his or her employment for Constructive Discharge (except during the two-year period following a change of control), he or she is entitled to receive:

•	accrued but unpaid base salary through the date of termination;

•	earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurs (as determined and payable had there been no termination);

•	severance equal to one times the sum of base salary plus target performance bonus with such severance to be paid in 12 equal monthly installments;

•	continuation of health benefits for 12 months; and

•

pro-rata vesting of any unvested stock option or stock awards equal to (A) the number of shares of such award that would vest on the normal vesting date but prorated to reflect the NEO’s period of service since the last regular vesting date (or grant date if termination occurs prior to the regular vesting of any shares subject to the award); and (B) one additional year of vesting; provided, however, that for performance-based awards, vesting shall be subject to the satisfaction of, and based on the level of performance achieved of, performance conditions; provided, further, that the vesting of restricted stock unit awards granted during and after November 2010 do not accelerate upon the executive's termination of employment due to a Constructive Discharge.

Under the terms of the Retention Plan, the cash and performance share awards granted to the NEOs will fully vest upon a termination by the Company without Cause or by the participant for Constructive Discharge.

Payments Upon a Change of Control; Severance Upon Termination Following a Change of Control.

Pursuant to the employment agreements with each of the continuing NEOs, if a change of control occurs and prior to such event the NEO is not offered a comparable job by Allscripts (or its successor), then the NEO is entitled to:

•	full vesting of outstanding equity awards with such vesting at target levels for unearned performance-based share awards;

•	a lump sum payment equal to two times the value of his or her base salary plus target bonus; and

•

if the NEO's employment is terminated without Cause or due to Constructive Discharge within two years of a change of control or within 180 days before a change of control in connection with such change of control, the NEO will receive an additional lump sum payment equal to two times the value of his or her annual base salary plus target bonus less (but in no event resulting in a negative number) the amount of any payment to the NEO in connection with the lack of a "comparable job" offer described above, the full vesting of outstanding equity awards and, in the case of Mr. Tullman and Ms. Adams, continuation of health benefits for 12 months.

A “comparable job” under each NEO's employment agreements means employment following a change of control (i) with substantially the same duties and responsibilities as were held by the NEO immediately prior to the change of control, (ii) within 50 miles of the location at which the NEO provides services prior to such change of control and (iii) at the same or increased base salary and target performance bonus level as were in effect prior to such change of control.

Separation of Mr. Pead

As discussed in the Compensation Discussion and Analysis, Mr. Pead separated from the Company, effective April 25, 2012. In connection with Mr. Pead’s separation, the Company and Mr. Pead entered into a separation agreement which is described above in the “Compensation Discussion and Analysis” section of this Item 11.

Separation of Ms. McPartland

As discussed in the Compensation Discussion and Analysis, Ms. McPartland resigned from the Company, effective July 15, 2011. In connection with Ms. McPartland’s separation, Ms. McPartland became eligible to receive severance benefits subject to her compliance with the terms of the separation agreement she entered into with the Company. The severance benefits include: payment of an amount equal to her base salary plus target annual performance bonus ($1,200,000) and continuation of health and/or dental benefits at employee contribution rates over the 12 months following Ms. McPartland’s termination of employment; modification of the vesting terms of certain RSU awards, which resulted in the vesting of 82,870 RSUs and additional stock-based compensation expense recognized by the Company equal to $1,436,220 due to the modification of the vesting terms; vesting of Ms. McPartland’s unpaid Retention Plan cash award ($400,000) and modification of the vesting terms of performance-based restricted shares (48,533 shares) granted pursuant to the Retention Plan resulting in additional stock-based compensation expense recognized by the Company equal to $539,829 due to the modification of the vesting terms; a lump sum cash payment ($15,000); and a pro-rated annual bonus for 2011 subject to the achievement of performance measures and payable when such bonuses are paid to other Company executives. To receive the severance benefits, Ms. McPartland was required to execute and deliver (without revoking) a release and waiver of claims for the benefit of the Company. Additionally, Ms. McPartland remains subject to restrictive covenants set forth in her employment agreement, which include restrictions against competition and solicitation of employees for one year following her termination of employment and restrictions regarding confidential information. Ms. McPartland also agreed not to disparage the Company or its affiliates, directors or employees.

The following table presents potential payments, as described above, to each NEO as if each NEO’s employment had been terminated as of December 30, 2011. The amounts presented in the table are in addition to amounts each NEO earned or accrued prior to termination, such as an NEO’s earned salary, previously vested options and RSUs and accrued vacation.

Name	Base Severance Pay $	Additional Severance Pay for Lack of Comparable Job $	Accelerated Vesting of Equity Awards $	Accelerated Vesting of Retention Plan Awards $	Continued Health Benefits $	Total $
Glen E. Tullman
Death or Disability	0	0	2,613,360	1,030,631	0	3,643,991
By Allscripts for Cause or Executive without Constructive Discharge	0	0	0	0	0	0
By Allscripts without Cause	1,760,000	0	5,210,943	1,030,631	9,506	8,011,080
By Executive for Constructive Discharge	1,760,000	0	2,425,513	1,030,631	9,506	5,225,650
Change of Control (no termination and comparable job)	0	0	0	0	0	0
Change of Control (no termination and no comparable job)	0	3,520,000	10,055,038	718,131	0	14,293,169
Change of Control with Termination	3,520,000	0	10,055,038	1,030,631	9,506	14,615,175

William J. Davis
Death or Disability	0	0	1,018,783	687,087	0	1,705,870
By Allscripts for Cause or Executive without Constructive Discharge	0	0	0	0	0	0
By Allscripts without Cause	1,000,000	0	2,594,477	687,087	16,289	4,297,853
By Executive for Constructive Discharge	1,000,000	0	1,470,786	687,087	16,289	3,174,162
Change of Control (no termination and comparable job)	0	0	0	0	0	0
Change of Control (no termination and no comparable job)	0	2,000,000	4,538,308	478,754	0	7,017,062
Change of Control with Termination	2,000,000	0	4,538,308	687,087	16,289	7,241,684

Lee A. Shapiro
Death or Disability	0	0	1,018,783	824,510	0	1,843,293
By Allscripts for Cause or Executive without Constructive Discharge	0	0	0	0	0	0
By Allscripts without Cause	1,200,000	0	2,891,058	824,510	16,289	4,931,857
By Executive for Constructive Discharge	1,200,000	0	1,767,367	824,510	16,289	3,808,166
Change of Control (no termination and comparable job)	0	0	0	0	0	0
Change of Control (no termination and no comparable job)	0	2,400,000	4,628,993	574,510	0	7,603,503
Change of Control with Termination	2,400,000	0	4,628,993	824,510	16,289	7,869,792

Philip M. Pead
Death or Disability	0	0	1,018,783	897,054	0	1,915,837
By Allscripts for Cause or Executive without Constructive Discharge	0	0	0	0	0	0
By Allscripts without Cause	1,350,000	0	1,934,134	897,054	12,447	4,193,635
By Executive for Constructive Discharge	1,350,000	0	1,164,867	897,054	12,447	3,424,368
Change of Control (no termination and comparable job)	0	0	0	0	0	0
Change of Control (no termination and no comparable job)	0	0	0	0	0	0
Change of Control with Termination	2,700,000	0	3,248,362	897,054	12,447	6,857,863

Diane Adams
Death or Disability	0	0	442,950	340,792	0	783,742
By Allscripts for Cause or Executive without Constructive Discharge	0	0	0	0	0	0
By Allscripts without Cause	900,000	0	815,613	340,792	9,506	2,065,911
By Executive for Constructive Discharge	900,000	0	210,329	340,792	9,506	1,460,627
Change of Control (no termination and comparable job)	0	0	0	0	0	0
Change of Control (no termination and no comparable job)	0	1,800,000	1,965,650	237,459	0	4,003,109
Change of Control with Termination	1,800,000	0	1,965,650	340,792	9,506	4,115,948

Eileen McPartland	1,200,000	0	1,569,558	400,000	2,255	3,171,813

Risk Management and Compensation

The Company compensates its employees with base salaries along with incentive programs designed to encourage behavior which is supportive of the long-term interests of the corporation. In 2012, the Company performed a comprehensive review of its compensation policies and programs to determine whether such policies and programs encourage unnecessary or inappropriate risk-taking by the Company’s employees. In connection with this review, management and our independent compensation consultant, FW Cook, reviewed the risks associated with the Company’s compensation policies and programs, including risks under the Company’s various incentive programs associated with the form in which compensation is paid (i.e., fixed v. variable), performance metrics, payout opportunities as well as payment timing and adjustment provisions. Based on this review, the Company concluded that the risks arising from these programs are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

2011 Non-Employee Director Compensation Table

The following table provides information regarding the compensation of our non-employee directors for 2011.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Catherine M. Burzik (3)	$10,761	$100,005	$110,766
Dennis H. Chookaszian	$69,000	$355,455	$424,455
Eugene V. Fife (4)	$64,500	$265,800	$330,300
Marcel L. “Gus” Gamache	$101,000	$314,182	$415,182
Philip D. Green	$72,000	$314,182	$386,182
Edward A. Kangas (4)	$104,000	$265,800	$369,800
Michael J. Kluger	$98,500	$314,182	$412,682

(1)	This column reports the amount of cash compensation earned by each director in the applicable period for his or her Board and committee service. As further described below in the subsection entitled “Director Compensation,” non-employee directors may elect to convert all or a portion of their cash compensation into fully vested deferred stock units (DSU). During 2011, DSUs were issued to the following directors in lieu of cash compensation:

Name	Aggregate DSUs Issued in Lieu of Cash Compensation	Fair Value on Date of Grant
Catherine M. Burzik	0	$0
Dennis H. Chookaszian	0	$0
Eugene V. Fife	3,147	$59,963
Marcel L. “Gus” Gamache	0	$0
Philip D. Green	3,147	$59,963
Edward A. Kangas	0	$0
Michael J. Kluger	1,835	$34,963

(2)	The amounts shown in this column represent the calendar 2011 restricted stock unit awards. The amounts shown are valued based on the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). A description of annual awards granted to non-employee directors is included in the subsection below entitled “Director Compensation.” See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding the application of FASB ASC Topic 718 in 2011. The aggregate number of equity awards outstanding, including DSUs issued in lieu of cash compensation, as of December 31, 2011 for each of the directors as of such date are as follows:

Name	Aggregate Option Awards Outstanding	Aggregate RSU/DSU Awards Outstanding
Catherine M. Burzik	0	5,139
Dennis H. Chookaszian	0	17,296
Eugene V. Fife	75,000	16,218
Marcel L. “Gus” Gamache	0	15,351
Philip D. Green	0	18,498
Edward A. Kangas	0	13,071
Michael J. Kluger	0	17,186

(3)	Ms. Burzik was appointed to serve as a member of the Board of Directors on October 25, 2011. She ceased serving as a member of the Board of Directors on April 26, 2012.

(4)	Messrs. Fife and Kangas ceased serving as members of the Board of Directors on April 25, 2012.

Director Compensation

Our Compensation Committee is responsible for reviewing and approving the compensation program for our non-employee directors. The Compensation Committee utilizes a combination of cash and equity as a way to attract and retain qualified directors. In 2011, our compensation program for non-employee directors included the following elements of compensation:

•	a cash retainer for annual service on our Board;

•	additional cash retainers for annual service as committee chairs; and

•	an annual restricted stock unit grant.

After the merger with Eclipsys in 2010, the Compensation Committee worked with Frederic W. Cook & Co., Inc. (“FW Cook”), an independent compensation consultant retained by the Compensation Committee, to evaluate the non-employee director compensation programs of Allscripts and Eclipsys and recommend changes in an effort to establish a non-employee director compensation program in line with or above the median of our 2011 peer group as defined above under “Compensation Procedures – Market Analysis.” The Compensation Committee subsequently approved changes to our non-employee director compensation program which places our non-employee director compensation at approximately the 65th percentile of our 2011 peer group.

Cash Compensation

Previously, each director other than Messrs. Pead and Tullman was paid a fee of $10,000 per quarter. Effective January 1, 2011, the annual fee paid to non-employee directors was increased to $60,000, payable on a quarterly basis. Non-employee directors will also receive a fee of $2,000 for attendance at board meetings in excess of ten per year and $1,500 for attendance at each committee meeting. The chairs of the Audit, Compensation and Nominating and Governance Committees receive an additional annual retainer of $20,000, $10,000 and $10,000, respectively, for their services as chairman of the respective committees. The committee chairman fees are payable in equal quarterly installments. The annual fee paid to the Chair of the Compensation Committee increased to $20,000 effective January 1, 2011. No other changes were made to committee chair retainer fees. Prior to the beginning of each calendar year, non-employee directors may elect to receive all or a portion of their quarterly cash retainer payment in the form of DSUs. DSUs represent the right to receive shares of our common stock at the time that the director’s Board service ends. The number of DSUs granted is determined by dividing the portion of the cash compensation with respect to which the election is made by the closing price of our common stock on the date the cash compensation is due to be paid. DSUs issued in lieu of cash compensation are fully vested. In addition, each non-employee director is reimbursed for expenses incurred when attending board and committee meetings and other board-related activities.

Equity Compensation

Under our 2011 Incentive Stock Plan and Amended and Restated 1993 Stock Incentive Plan, non-employee directors are eligible to receive equity awards in the form of stock options, restricted stock or restricted stock units at the discretion of the board of directors or the Compensation Committee. In September 2010, subsequent to the Eclipsys merger, the Compensation Committee approved an increase in the value of the annual equity award from $125,000 to $200,000. Commencing with the Company’s 2011 annual shareholder meeting, equity awards will be granted immediately following the annual meeting to coincide with the commencement of director terms. Beginning in 2011, annual equity awards will be in the form of RSUs which vest on a monthly basis or, if earlier, upon a change of control of Allscripts. The distribution of shares of common stock underlying the RSUs is deferred until the earlier to occur of the director’s termination of service with the board or a change of control of Allscripts.

Following the end of 2010, the Company granted prorated equity awards in the form of restricted stock units in order to accommodate the increase in the value of the annual equity award and to align certain directors with the change in the timing of when annual awards will be granted (“transition period”). In 2011, Messrs. Gamache, Green and Kluger were each granted 5,380 restricted stock units, representing the annual equity grant but prorated to reflect the February 1, 2011 through May 31, 2011 transition period and the September 2010 change in the annual equity grant value. Because Messrs. Fife and Kangas received an annual equity grant for the June 1, 2010 through May 31, 2011 period while serving as members of the Eclipsys board of directors, no transition period awards were necessary. However, they were each granted 3,100 restricted stock units, representing the portion of the annual equity grant attributable to the September 2010 change in annual equity grant value. Mr. Chookaszian was granted 7,325 restricted stock units, representing a new director equity grant and prorated for the September 2010 change in the annual equity grant value. Since these amounts were granted in 2011, such amounts are included in the 2011 Non-Employee Director Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Allscripts Common Stock

The following table sets forth the number of shares of Allscripts common stock beneficially owned as of April 24, 2012 by:

•	our “Named Executive Officers” or “NEOs;”

•	each director serving as of April 24, 2012;

•	all directors and executive officers as a group; and

•	each stockholder that we know to own beneficially more than 5% of Allscripts common stock based on information filed with the SEC.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares that the holder can vote or transfer and includes shares of common stock which the individual has the right to acquire within 60 days through the exercise of stock options and warrants, vesting of restricted stock units or the settlement of deferred stock units (“DSUs”). These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding Allscripts common stock owned by a particular stockholder, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage of ownership is based on 190,823,306 total shares of Allscripts common stock outstanding as of April 24, 2012. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

		Options
		Exercisable,
		Restricted Stock
	Shares of	Vesting, and Deferred
	Common Stock	Stock Units
	Beneficially	Convertible		Percent
Named Executive Officers and Directors (1)	Owned	Within 60 days	Total	of Class
Glen E. Tullman	512,333	0	512,333	*
William J. Davis	89,356	256,122	345,478	*
Lee A. Shapiro	292,582	205,751	498,333	*
Philip M. Pead	172,936	568,014	740,950	*
Diane Adams	29,723	0	29,723	*
Catherine M. Burzik	4,283	856	5,139	*
Dennis H. Chookaszian	16,465	831	17,296	*
Eugene V. Fife	273,088	75,831	348,919	*
Marcel L. “Gus” Gamache	41,505	831	42,336	*
Philip D. Green	79,100	831	79,931	*
Edward A. Kangas	24,240	831	25,071	*
Michael J. Kluger	117,705	831	118,536	*
All directors and executive officers as a group (18 persons)	2,003,893	1,152,336	3,156,229	1.7%

	Shares of
	Common Stock
	Beneficially	Percent
5% Stockholders	Owned	of Class
BlackRock, Inc. (2)	9,582,693	5.0%
T. Rowe Price Associates, Inc. (3)	13,742,780	7.2%
Invesco Ltd. (4)	11,755,044	6.2%

*	Amount represents less than 1% of our common stock.
(1)	Unless otherwise set forth in the following footnotes, the address of each beneficial owner is 222 Merchandise Mart Plaza, Suite 2024, Chicago, IL 60654.
(2)	This information is derived from a Schedule 13G filed by BlackRock, Inc. on February 9, 2012. According to the Schedule 13G, BlackRock, Inc. had sole power to vote or direct the vote of 9,582,693 shares, sole power to dispose of or direct the disposition of 9,582,693 shares, and shared power to vote or direct the vote of, and shared power to dispose of or direct the disposition of, no shares. The address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.
(3)	This information is derived from a Schedule 13G filed by T. Rowe Price Associates, Inc. on February 10, 2012. According to the Schedule 13G, T. Rowe Price Associates, Inc. had sole power to vote or direct the vote of 3,047,940 shares, sole power to dispose of or direct the disposition of 13,742,780 shares, and shared power to vote or direct the vote of, and shared power to dispose of or direct the disposition of, no shares. The address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.
(4)	This information is derived from a Schedule 13G filed by Invesco Ltd. on February 13, 2012. According to the Schedule 13G, certain subsidiaries of Invesco Ltd. had sole power to vote or direct the vote of an aggregate of 11,611,774 shares, sole power to dispose of or direct the disposition of an aggregate of 11,593,388 shares, and shared power to vote or direct the vote of, and shared power to dispose of or direct the disposition of, no shares. The address for Invesco Ltd. is 1555 Peachtree Street NE, Atlanta, GA 30309.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about Allscripts common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans, including our 2011 Stock Incentive Plan, Amended and Restated 1993 Stock Incentive Plan and our 2001 Non-statutory Stock Option Plan. Allscripts stockholders did not approve the 2001 Non-statutory Stock Option Plan, which is described below.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price	plans (excluding
	of outstanding options,	of outstanding options,	securities reflected
Plan Category	warrants and rights (a)	warrants and rights (b)	in columns (a) and (b)) (c)
Equity compensation plans approved by security holders	5,210,762	$4.31	15,855,017
Equity compensation plans not approved by security holders	283,188	$2.56	0
Total (1)	5,493,950		15,855,017

(1)	Excludes 2,870,024 shares subject to options, restricted stock and restricted stock unit awards outstanding pursuant to the Eclipsys Corporation 2005 Inducement Grant Stock Incentive Plan, 2008 Omnibus Incentive Plan, Inducement Grant Omnibus Incentive Plan, Inducement Grant Plan, and Amended and Restated 2000 Stock Incentive Plan, which we assumed in connection with the 2010 merger with Eclipsys Corporation. The options have a weighted-average exercise price of $14.14 per share.

2001 Non-statutory Stock Option Plan

The board originally adopted the 2001 Non-statutory Stock Option Plan (the “2001 Plan”) on January 31, 2001 and has amended the Plan from time to time. The 2001 Plan terminated on January 31, 2011. Under the 2001 Plan, the Compensation Committee previously granted stock options to key individuals performing services for us, including employees (other than officers or directors), consultants and independent contractors.

Since its inception, 5,195,345 shares of common stock have been reserved for issuance under the 2001 Plan. At December 31, 2011, there were 283,188 shares of common stock reserved for issuance upon exercise of options. The number of shares that could be issued and the number of shares subject to outstanding options may be adjusted in the event of a stock split, stock dividend, recapitalization or other similar event affecting the number of shares of our outstanding common stock.

The Compensation Committee administers the 2001 Plan. Subject to the specific provisions of the 2001 Plan, the Compensation Committee determined award eligibility, timing, amount and terms of the options. The Compensation Committee also interprets the 2001 Plan, establishes rules and regulations under the 2001 Plan and makes all other determinations necessary or advisable for the 2001 Plan’s administration. Options under the 2001 Plan were granted as nonqualified stock options. Upon exercise, the option holder may pay the exercise price in such form as the Compensation Committee will provide. Unless otherwise permitted by the Internal Revenue Code and Rule 16b-3 under the Exchange Act and approved in advance by the Compensation Committee, an option under the 2001 Plan may not be sold, assigned or otherwise transferred during its holder’s lifetime.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We refer to transactions with these related persons as “related party transactions.” In accordance with our written policy, the Audit Committee is responsible for the review and approval of each related party transaction exceeding $120,000 in which a related person has a direct or indirect material interest. The Audit Committee considers all relevant factors when determining whether to approve a related party transaction including, without limitation, whether the terms of the proposed transaction are at least as favorable to us as those that might be achieved with an unaffiliated third party. Among other relevant factors, the Audit Committee considers the following:

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

All related party transactions below were either entered into before the counterparty became a related party or have been approved by the Audit Committee in conjunction with our policy described above.

Lease Agreement and Cost-Sharing Arrangement with BG Jet Corp.

Effective March 1, 2007, Eclipsys entered into a Lease Agreement and a Cost Sharing Agreement, each with BG Jet Corp., and an Assignment and Consent among Eclipsys, BG Jet Corp., NetJets Sales, Inc., NetJets Services, Inc. and NetJets Aviation, Inc. BG Jet Corp. is 50% owned by Mr. Eugene Fife, a former director who joined our board on August 24, 2010 in connection with the merger with Eclipsys. The NetJets entities are affiliated companies that in the aggregate provide a fractional aircraft interest and related services to BG Jet Corp. Eclipsys’ arrangement with BG Jet Corp. had an initial term of 11 months and was renewed for subsequent one year terms in February 2008, 2009, 2010 and 2011. The arrangement was not renewed in 2012.

BG Jet Corp. agreed to make a portion of its fractional interest available to us. Pursuant to these agreements, (i) BG Jet Corp. leased its fractional interest to us from time to time to accommodate our flight needs, (ii) the NetJets entities provided directly to us the aircraft management services provided to BG Jet Corp. as part of the fractional ownership program, and (iii) Eclipsys and BG Jet Corp. divided the fixed monthly costs and hourly flight time charges according to each party’s respective usage of the fractional interest. This arrangement was structured to comply with applicable rules of the Federal Aviation Administration.

Our costs in connection with this arrangement included (i) fixed lease payments to BG Jet Corp. of $100 per month, (ii) payments to NetJets of our ratable share, based upon our usage, of the fixed monthly costs that BG Jet Corp. is obligated to pay to NetJets, and (iii) payments to NetJets for actual flight time used by the Company, plus federal excise taxes, fuel surcharges, and other miscellaneous items such as landing fees. The monthly management fee and hourly flight costs are the actual costs to BG Jet Corp. pursuant to its arrangements with NetJets, so the transaction is structured as a pass-through of BG Jet Corp.’s costs and not to profit BG Jet Corp. In addition, we do not make any payment to BG Jet Corp. in respect of BG Jet Corp.’s capital investment in its fractional interest.

During 2011, we used 20.9 hours of the fractional interest. The amount that can be considered to benefit Mr. Fife and therefore represents his interest in the transaction was approximately $30,000, consisting of 50% (commensurate with his 50% interest in BG Jet Corp.) of $1,200 in monthly rentals paid to BG Jet Corp. and approximately $58,000 payable to NetJets for fixed monthly maintenance costs that would otherwise be paid by BG Jet Corp. The balance, consisting of incremental hourly flight costs, did not benefit Mr. Fife. This related person transaction was reviewed and approved by the Allscripts Audit Committee. The Allscripts Audit Committee considered the business need for periodic access to private aircraft and alternative sources of access to private aircraft, and concluded that the transaction with BG Jet Corp. was beneficial to us and on terms equal to or better than those available from unrelated third-party providers of private aircraft services.

Other

Warren Tullman, the brother of our Chief Executive Officer, Glen E. Tullman, is employed as Director, Market Segment. During the year ended December 31, 2011, Mr. Warren Tullman received compensation including a base salary of $140,000 per year and commission payments totaling $60,127. No stock-based compensation awards were granted to Mr. Tullman during the year ended December 31, 2011.

Director Independence

A majority of our current directors qualify as “independent” in accordance with the listing requirements of NASDAQ. The NASDAQ definition of independence includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. The board has considered the independence of each director currently serving on the board and each director who served Allscripts during 2011 and the board has made a subjective determination as to Messrs. Chookaszian, Fife, Gamache, Green, Kangas and Kluger, and Ms. Burzik, who have each been determined to be “independent” within the meaning of independence under the listing standards of NASDAQ, that no relationships exist or existed while such director served on the board which, in the opinion of the board, would interfere or interfered with the exercise of independent judgment in carrying out their responsibilities of a director. In making these determinations, the board reviewed and discussed information provided by each director and by Allscripts with regard to each director’s business and personal activities as they may relate to Allscripts and Allscripts’ management. With respect to Mr. Fife, the board considered the matter described above in “Certain Relationships and Related Party Transactions—Lease Agreement and Cost-Sharing Arrangement with BG Jet Corp.” With respect to Mr. Green, the board considered that, in December 2008, Mr. Green entered into a consulting arrangement with Innovative Health Strategies LLC, a subsidiary of Drinker Biddle & Reath LLP, a law firm that is providing, and may continue to provide in the future, legal services to Allscripts and the Audit Committee. With respect to Mr. Kluger, a portfolio company of Altaris Capital, where Mr. Kluger is a partner and managing director, has an ordinary course commercial agreement with Allscripts pursuant to which the portfolio company is expected to make annual payments to Allscripts of less than 1/10th of 1% of Allscripts’ annual revenue.

Item 14. Principal Accountant Fees and Services

Disclosure of Independent Registered Public Accounting Firm Fees

The table below sets forth the fees billed for audit, audit-related, tax and all other services (including out-of-pocket expenses incurred by in connection with providing such services and billed to us) paid to Ernst & Young LLP for the year ended December 31, 2011 and PricewaterhouseCoopers LLP for the year ended December 31, 2011, the seven month period ended December 31, 2010 and the fiscal year ended May 31, 2010.

	Fiscal Year	Seven Month	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	May 31,
Ernst & Young LLP	2011	2010	2010
Audit fees	$3,831,688	$0	$0
Audit-related fees	0	0	0
Tax fees	9,852	0	0
All other fees	2,790	0	0

Total	$3,844,330	$0	$0

	Fiscal Year	Seven Month	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	May 31,
PricewaterhouseCoopers LLP	2011	2010	2010
Audit fees	$232,537	$2,451,400	$1,727,787
Audit-related fees	273,870	113,000	1,046,225
Tax fees	182,807	152,475	32,650
All other fees	1,800	875	97,427

Total	$691,014	$2,717,750	$2,904,089

Audit fees represent fees for professional services for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, internal controls attestation under Section 404 of the Sarbanes-Oxley Act of 2002 and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant periods presented.

Audit-related fees primarily relate to business acquisition-related services including due diligence and special procedures required in connection with certain regulatory reporting.

Tax fees relate to professional services provided in connection with tax compliance, tax consulting and planning services, and tax audit support.

All other fees for 2011 and the seven months ended December 31, 2010 relate to subscriptions to the accountants’ online research tools. The fees incurred for the fiscal year ended May 31, 2010 primarily relate to services provided by PricewaterhouseCoopers LLP to assist the Company in implementing more efficient accounting processes including month-end close.

Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm within the four categories identified above.

Prior to engagement, the Audit Committee pre-approves independent registered public accountant services within each category. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budgeted fees periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members.

PART IV

Item 15. Exhibits

(b)	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

2.1	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC		8-K	2.1	March 19, 2008	Allscripts Healthcare Solutions, Inc.

2.2	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation		8-K	2.1	June 9, 2010	Allscripts Healthcare Solutions, Inc.

3.1	Fourth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.		8-K	3.1	August 23, 2010	Allscripts Healthcare Solutions, Inc.

3.2	Amended and Restated By-Laws of Allscripts Healthcare Solutions, Inc.		8-K	3.2	August 23, 2010	Allscripts Healthcare Solutions, Inc.

10.1	Framework Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary		8-K	10.1	June 9, 2010	Allscripts Healthcare Solutions, Inc.

10.2	Amendment to the Framework Agreement, dated as of July 26, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary		8-K	10.1	July 27, 2010	Allscripts Healthcare Solutions, Inc.

10.3	Registration Rights Agreement, dated as of June 9, 2010, by and among Misys plc, Kapiti Limited, Act Sigmex Limited and Allscripts-Misys Healthcare Solutions, Inc.		8-K	10.3	June 9, 2010	Allscripts Healthcare Solutions, Inc.

10.4	Amended and Restated Relationship Agreement between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, dated August 20, 2010		8-K	10.1	August 23, 2010	Allscripts Healthcare Solutions, Inc.

10.5	Transition Services Agreement between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, dated August 20, 2010		8-K	10.2	August 23, 2010	Allscripts Healthcare Solutions, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.6	Shared Services Agreement dated as of March 1, 2009		8-K	10.1	March 5, 2009	Allscripts Healthcare Solutions, Inc.

10.7	Extension and Amendment Agreement to the Shared Services Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Misys plc		8-K/ A	10.1	July 2, 2010	Allscripts Healthcare Solutions, Inc.

10.8	On Demand Bank Guarantee No. 406355 issued by The Royal Bank of Scotland plc in favor of Allscripts-Misys Healthcare Solutions, Inc., dated August 17, 2010 and delivered on August 20, 2010		8-K	10.4	August 23, 2010	Allscripts Healthcare Solutions, Inc.

10.9	Credit Agreement by and among Allscripts Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010, as Amended and Restated as of March 31, 2011		8-K	10.1	April 6, 2011	Allscripts Healthcare Solutions, Inc.

10.10	Proprietary Software License Agreement dated as of October 10, 2008 between Misys Open Source Solutions LLC and Misys Healthcare Systems, LLC		8-K	10.4	October 17, 2008	Allscripts Healthcare Solutions, Inc.

10.11†	Misys Omnibus Share Plan dated as of September 30, 2008		10-Q	10.2	April 9, 2009	Allscripts Healthcare Solutions, Inc.

10.12†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)		10-Q	10.3	October 13, 2009	Allscripts Healthcare Solutions, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.13†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan		10-K	10.19	March 31, 2003	Allscripts Healthcare Solutions, Inc.

10.14†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan		10-Q	10.12	November 10, 2008	Allscripts Healthcare Solutions, Inc.

10.15†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan		10-Q	10.2	October 13, 2009	Allscripts Healthcare Solutions, Inc.

10.16†	Allscripts Healthcare Solutions, Inc. Retention Plan, as amended		10-Q	10.24	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.17†	Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan		10-KT	10.17	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.18†	Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan		10-Q	10.1	May 10, 2005	Eclipsys Corporation

10.19†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan		10-Q	10.13	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.20†	Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan		8-K	10.1	May 26, 2011	Allscripts Healthcare Solutions, Inc.

10.21†	Eclipsys Corporation 2005 Stock Incentive Plan		8-K	10.1	July 6, 2005	Eclipsys Corporation

10.22†	Amendment Number One to the Eclipsys Corporation 2005 Stock Incentive Plan		10-Q	10.15	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.23†	Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan		10-Q	10.1	May 12, 2008	Eclipsys Corporation

10.24†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan		10-Q	10.17	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.25†	Eclipsys Corporation 2008 Omnibus Incentive Plan		10-Q	10.1	August 7, 2008	Eclipsys Corporation

10.26†	Amendment Number One to the Eclipsys Corporation 2008 Omnibus Incentive Plan		10-Q	10.19	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.27†	Eclipsys Corporation Inducement Grant Omnibus Incentive Plan		S-1	4.2	August 6, 2009	Eclipsys Corporation

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.28†	Amendment Number One to the Eclipsys Corporation Inducement Grant Omnibus Incentive Plan		10-Q	10.21	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.29†	Eclipsys Corporation Retention Plan		10-Q	10.25	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.30†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement		8-K	10.1	January 5, 2005	Allscripts Healthcare Solutions, Inc.

10.31†	Form of Restricted Stock Award Agreement (Directors)		10-K	10.29	March 15, 2006	Allscripts Healthcare Solutions, Inc.

10.32†	Form of Restricted Stock Award Agreement (Officers and Employees)		10-K	10.30	March 15, 2006	Allscripts Healthcare Solutions, Inc.

10.33†	Amendment to Form of Restricted Stock Award Agreement		10-K	10.31	March 1, 2007	Allscripts Healthcare Solutions, Inc.

10.34†	Form of Restricted Stock Unit Agreement (Directors)		10-K	10.37	February 29, 2008	Allscripts Healthcare Solutions, Inc.

10.35†	Form of Restricted Stock Unit Agreement (Officers and Employees)		8-K	10.1	October 23, 2008	Allscripts Healthcare Solutions, Inc.

10.36†	Form of Performance- Based Restricted Stock Unit Award		10-Q	10.4	October 13, 2009	Allscripts Healthcare Solutions, Inc.

10.37†	Form of Restricted Stock Unit Award Agreement (September 2010)		10-Q	10.23	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.38†	Form of Restricted Stock Unit Award Agreement (Directors)		10-KT	10.37	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.39†	Form of Restricted Stock Unit Award Agreement (February 2011)		10-KT	10.38	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.40†	Form of Performance-Based Restricted Stock Unit Award Agreement		10-KT	10.39	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.41†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)		10-KT	10.40	March 1, 2011	Allscripts Healthcare Solutions, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.42†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)		10-Q	10.4	August 9, 2011	Allscripts Healthcare Solutions, Inc.

10.43†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)		10-Q	10.5	August 9, 2011	Allscripts Healthcare Solutions, Inc.

10.44†	Eclipsys Corporation Form of Performance Stock Unit Agreement		8-K	10.1	March 19, 2010	Eclipsys Corporation

10.45†	Employment Agreement, dated as of July 31, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.1	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.46†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		10-Q	10.3	August 8, 2008	Allscripts Healthcare Solutions, Inc.

10.47†	Amendment to Employment Agreement, dated as of July 28, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Lee A. Shapiro		8-K	10.2	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.48†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and William J. Davis		10-Q	10.4	August 8, 2008	Allscripts Healthcare Solutions, Inc.

10.49†	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and William J. Davis		8-K	10.3	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.50†	Employment Agreement entered into on November 6, 2008 and effective as of October 10, 2008, between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw		10-Q	10.10	November 10, 2008	Allscripts Healthcare Solutions, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

10.51†	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Laurie McGraw		8-K	10.5	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.52†	Employment Agreement dated as of June 1, 2009 by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland		8-K/ A	10.1	August 11, 2009	Allscripts Healthcare Solutions, Inc.

10.53†	Amendment to Employment Agreement, dated as of July 29, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Eileen McPartland		8-K	10.4	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.54†	Employment Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Philip M. Pead		8-K	10.1	June 14, 2010	Allscripts Healthcare Solutions, Inc.

10.55†	Separation Agreement dated as of July 8, 2011 between Eileen McPartland and Allscripts Healthcare Solutions, Inc.		8-K	10.1	July 13, 2011	Allscripts Healthcare Solutions, Inc.

10.56†	Amended and Restated Employment Agreement dated as of July 11, 2011 between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.2	July 13, 2011	Allscripts Healthcare Solutions, Inc.

10.57†	Amendment to Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan		10-K	10.57	February 29, 2012	Allscripts Healthcare Solutions, Inc.

10.58†	Separation Agreement dated as of April 25, 2012 between the Company and Philip M. Pead		8-K	10.1	April 26, 2012	Allscripts Healthcare Solutions, Inc.

12.1	Ratio of Earnings to Fixed Charges		10-K	12.1	February 29, 2012	Allscripts Healthcare Solutions, Inc.

18.1	Preferability letter dated August 9, 2011 from Independent Registered Public Accounting Firm		10-Q	18.1	August 9, 2011	Allscripts Healthcare Solutions, Inc.

21.1	Subsidiaries		10-K	21.1	February 29, 2012	Allscripts Healthcare Solutions, Inc.

23.1	Consent of Ernst & Young LLP		10-K	23.1	February 29, 2012	Allscripts Healthcare Solutions, Inc.

23.2	Consent of PricewaterhouseCoopers LLP		10-K	23.2	February 29, 2012	Allscripts Healthcare Solutions, Inc.

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer		10-K	31.1	February 29, 2012	Allscripts Healthcare Solutions, Inc.

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer		10-K	31.2	February 29, 2012	Allscripts Healthcare Solutions, Inc.

31.3	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.4	Rule 13a - 14(a) Certification of Chief Financial Officer	X

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		10-K	32.1	February 29, 2012	Allscripts Healthcare Solutions, Inc.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements		10-K	101	February 29, 2012	Allscripts Healthcare Solutions, Inc.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

BY:	/s/ GLEN E. TULLMAN
Glen E. Tullman Chief Executive Officer