Form 10-Q
period 2012-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2012-05-10
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, there were 190,897,721 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$175,680	$157,753
Accounts receivable, net of allowance of $18,748 and $12,505 at March 31, 2012 and December 31, 2011, respectively	370,022	362,793
Deferred taxes, net	40,598	40,600
Inventories	2,693	2,059
Prepaid expenses and other current assets	129,413	117,444

Total current assets	718,406	680,649
Long-term marketable securities	1,667	1,675
Fixed assets, net	134,364	122,563
Software development costs, net	103,879	98,378
Intangible assets, net	473,786	489,848
Goodwill	1,039,364	1,039,364
Deferred taxes, net	5,017	5,017
Other assets	75,139	79,847

Total assets	$2,551,622	$2,517,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,060	$41,215
Accrued expenses	100,864	103,381
Accrued compensation and benefits	27,730	31,784
Deferred revenue	317,564	288,900
Current maturities of long-term debt and capital lease obligations	48,433	45,477

Total current liabilities	554,651	510,757
Long-term debt	295,205	322,664
Deferred revenue	18,913	18,891
Deferred taxes, net	124,105	119,728
Other liabilities	69,204	68,581

Total liabilities	1,062,078	1,040,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated, $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	0	0
Common stock:
$0.01 par value, 349,000 shares authorized at March 31, 2012 and December 31, 2011; 255,430 and 190,822 shares issued and outstanding at March 31, 2012, respectively, 254,691 and 190,382 shares issued and outstanding at December 31, 2011, respectively	2,554	2,547
Treasury stock at cost, 63,982 and 63,951 shares at March 31, 2012 and December 31, 2011, respectively	(52,622)	(52,075)
Additional paid-in capital	1,549,968	1,543,167
Accumulated deficit	(10,564)	(16,377)
Accumulated other comprehensive income (loss)	208	(542)

Total stockholders’ equity	1,489,544	1,476,720

Total liabilities and stockholders’ equity	$2,551,622	$2,517,341

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Revenue:
System sales	$40,708	$54,496
Professional services	71,486	55,595
Maintenance	114,816	100,334
Transaction processing and other	137,702	124,883

Total revenue	364,712	335,308

Cost of revenue:
System sales	31,585	34,914
Professional services	61,702	45,623
Maintenance	36,004	33,047
Transaction processing and other	79,744	61,874

Total cost of revenue	209,035	175,458

Gross profit	155,677	159,850
Selling, general and administrative expenses	97,317	104,148
Research and development	36,122	22,004
Amortization of intangible assets	9,255	9,227

Income from operations	12,983	24,471
Interest expense	(3,854)	(7,927)
Interest income and other, net	392	404

Income before income taxes	9,521	16,948
Provision for income taxes	(3,708)	(4,335)

Net income	$5,813	$12,613

Earnings per share—basic and diluted	$0.03	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$5,813	$12,613
Unrealized gain on marketable securities, net of tax	5	2
Derivatives:
Unrealized (loss) gain on derivative financial instruments	(743)	169
Reclassification adjustment for loss included in net income	475	477
Tax effect	106	(254)

Unrealized (loss) gain on derivative financial instruments, net of tax	(162)	392

Foreign currency translation adjustment	907	875

Total comprehensive income	$6,563	$13,882

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$5,813	$12,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,216	30,866
Stock-based compensation expense	7,727	8,747
Excess tax benefits from stock-based compensation	(101)	(4,176)
Provision for doubtful accounts	5,110	2,001
Deferred taxes	3,338	2,895
Other losses	86	2,031
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(12,103)	(5,189)
Inventories	(634)	1,242
Prepaid expenses and other assets	(8,828)	(8,812)
Accounts payable	15,412	(2,288)
Accrued expenses	(2,603)	2,707
Accrued compensation and benefits	(3,338)	(5,757)
Deferred revenue	28,570	29,409
Other liabilities	929	605

Net cash provided by operating activities	74,594	66,894
Cash flows from investing activities:
Capital expenditures	(19,423)	(11,784)
Capitalized software	(13,268)	(16,321)
Purchases of marketable securities and other investments	0	(4,200)
Sales and maturities of marketable securities and other investments	15	20
Change in restricted cash	0	2,225

Net cash used in investing activities	(32,676)	(30,060)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,015	16,897
Excess tax benefits from stock-based compensation	101	4,176
Taxes paid related to net share settlement of equity awards	(2,298)	0
Payments of capital lease obligations	(232)	(366)
Credit facility payments	(24,522)	(89,515)
Credit facility borrowings, net of issuance costs	0	47,362
Repurchase of common stock	(547)	0

Net cash used in financing activities	(25,483)	(21,446)

Effect of exchange rates on cash and cash equivalents	1,492	655

Net increase in cash and cash equivalents	17,927	16,043
Cash and cash equivalents, beginning of period	157,753	129,403

Cash and cash equivalents, end of period	$175,680	$145,446

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2012 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Significant Accounting Policies

We have updated our revenue recognition accounting policy disclosure to include discussion of additional revenue elements. There has been no change in our accounting for revenue. Also, there have been no other changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon delivery of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (which is generally software licenses) are accounted for using the residual method.

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

Fees related to SaaS arrangements are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to customers. These arrangements include professional services fees related to the implementation and set-up of our solutions and are generally billed upfront and recorded as deferred revenue until our solutions are made available to the customer. The implementation and set-up fees are recognized as revenue ratably over the estimated customer relationship period. The estimated length of a customer relationship period is based on our experience with customer contract renewals and consideration of the period over which such customers utilize our SaaS solutions.

Software hosting services are provided to clients that have purchased a perpetual license to our software solutions and contracted with us to host the software. Generally, these arrangements provide the client with a contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. Hosting services are not deemed to be essential to the functionality of the software or other elements of the arrangement; accordingly, for these arrangements, we recognize software license revenues as system sales revenue upon delivery, assuming all other revenue recognition criteria have been met, and separately recognize fees for the hosting services as transaction processing and other revenue over the term of the hosting arrangement.

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

We provide outsourcing services to our clients under arrangements that typically range from five to ten years in duration. Under these arrangements we assume full, partial or transitional responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. Revenue from these arrangements is recognized as services are performed.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance for testing goodwill for impairment. This guidance allows entities to use a qualitative approach to test goodwill for impairment. The guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating whether we will apply qualitative screens to our reporting units. This guidance will not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued additional authoritative guidance related to fair value measurements and disclosures to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and will be applied prospectively. We do not currently have Level 3 fair value instruments. This guidance did not have a material impact on the consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	March 31, 2012			December 31, 2011
(In thousands)		Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$61,380	$0	$61,380	$14,071	$0	$14,071
Marketable securities	Long-term marketable securities	0	1,667	1,667	0	1,675	1,675
Derivatives	Other liabilities	0	(2,022)	(2,022)	0	(1,754)	(1,754)

Total		$61,380	($355)	$61,025	$14,071	($79)	$13,992

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These investments are recorded at cost with a carrying value of $13 million at March 31, 2012 and are included in other assets in the accompanying consolidated balance sheets. We measure our cost method investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. If an evaluation is required, the fair value of these investments will be determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.

Our long-term financial liabilities consist of long-term debt with a carrying value that approximates fair value since the interest rate approximates current market rates.

3. Stockholders’ Equity

Stock-based Awards

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the appropriate service period typically on a straight-line basis, net of estimated forfeitures. The fair value of restricted stock units and restricted stock awards are measured at their underlying closing share price on the date of grant.

We recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Total stock-based compensation expense	$7,727	$8,747

Stock-based compensation expense is reflected in cost of revenue and the functional lines within operating expenses. No stock-based compensation costs were capitalized during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012, we granted stock-based awards as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Service-based restricted stock units	315	$19.32
Deferred stock units	2	$18.31

	317	$19.31

Stock Repurchases

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. During the three months ended March 31, 2012, we repurchased approximately 30 thousand shares of our common stock for $547 thousand pursuant to this stock repurchase program. As of March 31, 2012, the amount available for repurchase of common stock under this program was approximately $148 million.

In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million, with approximately $348 million available under this program as of the date of such approval. Since March 31, 2012 we have completed trades to repurchase approximately 6 million shares for approximately $60 million.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that have vested in 2012 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were 125 thousand for the three months ended March 31, 2012, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

4. Earnings Per Share

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

The calculations of earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Basic Earnings per Common Share:
Net income	$5,813	$12,613

Net income available to common shareholders	$5,813	$12,613

Weighted average common shares outstanding	190,561	189,380

Basic Earnings per Common Share	$0.03	$0.07

Earnings per Common Share Assuming Dilution:
Net income	$5,813	$12,613

Net income available to common shareholders	$5,813	$12,613

Weighted average common shares outstanding	190,561	189,380
Dilutive effect of stock options and restricted stock units and awards	2,321	3,201

Weighted average common shares outstanding assuming dilution	192,882	192,581

Earnings per Common Share Assuming Dilution	$0.03	$0.07

The following stock options and share awards are not included in the computation of diluted earnings per share as the effect of including such stock options and share awards in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2012	2011
Shares subject to anti-dilutive stock options and share awards excluded from calculation	267	440

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2012			December 31, 2011
(In thousands)	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$361,660	($176,964)	$184,696	$361,660	($170,157)	$191,503
Customer contracts and relationships	534,355	(297,265)	237,090	534,355	(288,010)	246,345

Total	$896,015	($474,229)	$421,786	$896,015	($458,167)	$437,848

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,039,364			1,039,364

Total			$1,091,364			$1,091,364

In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. After the realignment and based upon the information used by management for making operating decisions and assessing performance, we identified the following operating and reportable segments: Software Delivery, Services Delivery, Client Support and Managed Services. Refer to Note 10 Business Segments for additional information. We are in the process of assessing our reporting units and the related allocation of goodwill.

6. Debt

Debt outstanding consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011

Senior Secured Credit Facilities (long-term portion)	$295,205	$322,664
Senior Secured Credit Facilities (current portion)	47,614	44,677

Total debt	$342,819	$367,341

Interest expense consisted of the following:

	Three Months Ended March 31,
(In thousands)	2012	2011

Interest expense	$2,595	$4,689
Debt cost amortization	1,259	1,364
Write off of unamortized deferred debt issuance costs	0	1,874

Total interest expense	$3,854	$7,927

Credit Facility

There have been no significant changes in our credit facility arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The remaining quarterly installment payments under the senior secured term loan facility, as adjusted for any prepayments through March 31, 2012, are as follows (in thousands):

Quarterly Periods Ending	Quarterly Principal Amount
June 30, 2012 and September 30, 2012	$9,523
December 31, 2012 to September 30, 2013	14,284
December 31, 2013 to September 30, 2014	19,045
December 31, 2014 to June 30, 2015	23,807
August 20, 2015	Remaining balance

As of March 31, 2012, $343 million in borrowings and $2 million in letters of credit were outstanding under the amended and restated credit agreement. As of March 31, 2012, the interest rate on the senior secured credit facilities was LIBOR plus 1.75%, which totaled 1.99%. Refer to Note 8 for a discussion of our interest rate swap agreement. There was no default under the amended and restated credit agreement as of March 31, 2012. As of March 31, 2012, the unamortized deferred debt issuance costs totaled $13 million, and are included within other assets on the balance sheet.

As of March 31, 2012, we had $248 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our amended and restated credit agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

On May 10, 2012 we borrowed $175 million under our revolving credit facility.

7. Income Taxes

The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2012 could be different from the forecast rate. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and changes in state tax rates. The effective tax rates were as follows:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011
Income before income taxes	9,521	16,948
Provision for income taxes	(3,708)	(4,335)
Effective tax rate	38.9%	25.6%

The effective tax rate for the three months ended March 31, 2012 is higher compared to the prior year comparable period due to the recognition in the prior year of a tax benefit of approximately $2 million as a result of the refinement of state apportionment factors and subsequent revaluation of deferred tax liabilities related to intangible assets acquired in connection with the Eclipsys Merger. Also, a research and development tax credit is not considered in our provision for income taxes for the three months ended March 31, 2012 since the credit has not been extended beyond December 31, 2011; however, the benefit of the credit totaling approximately $1 million is included in our provision for income taxes for the three months ended March 31, 2011.

We file income tax returns in the U.S. federal jurisdiction, numerous states and multiple international countries. We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

Our unrecognized income tax benefits were $43 million as of March 31, 2012, which is not significantly different from the balance at December 31, 2011. The results and timing of the resolution of income tax audits is highly uncertain and we are unable to estimate the range of possible changes to the balance of unrecognized income tax benefits. However, we do not currently anticipate any significant changes in our unrecognized income tax benefits for the next twelve months. We report interest and penalties related to uncertain income tax positions in the provision for income taxes line of our consolidated statements of operations.

8. Derivative Financial Instruments

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

The fair value of the derivative instrument was as follows:

(In thousands)	March 31, 2012	December 31, 2011
Fair value of interest rate swap agreement	($2,022)	($1,754)

We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended March 31,
(In thousands)	2012	2011
Effective Portion
(Loss) gain recognized in OCI	($268)	$646
Tax effect	106	(254)

Net	($162)	$392

Loss reclassified from OCI to interest expense	$475	$477
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0

We estimate that $1 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate 1.99% as of March 31, 2012 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2012 and 2011. We held no other derivative instruments during the three months ended March 31, 2012 and 2011.

There were no realized gains (losses) on derivatives other than those related to the periodic settlement of the swap.

9. Contingencies

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

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On or about November 1, 2010, Defendants moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida. The Florida Business Court granted Defendants’ motion for transfer on January 13, 2011. The Defendants have answered the complaint and filed counterclaims against the Plaintiff alleging breach of license, breach of warranty, and breach of contract. On April 30, 2012, Plaintiff filed a motion seeking leave to amend its Complaint to add a claim alleging breach of a click-through license agreement and punitive damages. The Company has also recently moved for leave to amend its counterclaims to add a claim for negligent misrepresentations. Discovery in this matter is ongoing. The case is currently expected to be set for trial in April or May of 2013. The Company intends to continue to defend this matter vigorously. We believe that we have strong defensive positions in such matter, but the outcomes of intellectual property lawsuits are often uncertain.

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

On May 1, 2012, Physicians Healthsource, Inc. (hereinafter “Plaintiff”) filed a class action Complaint in U.S. District Court for the Northern District of Illinois against Allscripts-Misys Healthcare Solutions Inc., Allscripts, LLC and Allscripts Healthcare Solutions, Inc. (“Allscripts”). The Complaint alleges that on multiple occasions between July 2008 and December 2011, Allscripts or its agent sent advertisements by fax to the Plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). The Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. Allscripts was served with the Complaint and Plaintiff’s Motion for Class Certification on May 7, 2012 and a response is due May 28, 2012. The Company intends to vigorously defend against these claims.

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between November 18, 2010 and April 26, 2012. The Complaint alleges that the Company, Mr. Tullman and Mr. Davis made materially false and misleading statements and/or omissions during the putative class period regarding the Company’s progress in integrating Allscripts’ and Eclipsys’ business following the August 24, 2010 merger and that the Company lacked a reasonable basis for certain statements regarding the Company’s post-merger integration efforts, operations, results and projections of future financial performance. The Company has not yet been served with the Complaint.

Considering the two class action suits discussed above were filed recently, it is not possible to estimate the possible loss or range of loss at this time. We will continue to evaluate the potential exposure related to these matters in future periods.

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business, including intellectual property infringement, misappropriation or other intellectual property violation claims.

10. Business Segments

Prior to 2012, we utilized three reportable segments: Clinical Solutions, Hospital Solutions, and Health Solutions. In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. This realignment included the integration of our sales and services functions in the first quarter of 2012 as well as our solutions research and development team. After the realignment and based upon the information used by the chief operating decision maker to allocate resources, make operating decisions and assess performance, we identified the following operating and reportable segments: Software Delivery, Services Delivery, Client Support and Managed Services.

Software Delivery includes revenue from system solutions, which is comprised of revenues from software, hardware , and SaaS contracts and the related expenses incurred to deliver these solutions to our clients. Service Delivery derives its revenue through implementation, training and other professional services provided to clients. Client Support derives its revenue through software and hardware maintenance contracts. Managed Services includes revenue from our outsourcing, EDI and remote hosting solutions. We have determined that our operating segments are our reportable segments. Segment data for 2011 presented below has been restated to conform to the current presentation.

We use segment revenues and income from operations as measures of performance and to allocate resources. In determining income from operations for our segments, we do not include the amortization of acquisition-related deferred revenue adjustments and intangible assets, or stock-based compensation expense in the segment data provided to our chief operating decision maker. Accordingly, these amounts are not included in our reportable segment results and are included within All Other.

Corporate general and administrative expenses, interest expense, interest income and other, net, and the provision for income taxes are centrally managed and solutions research and development expenses are not attributed to an operating segment. As a result, these expenses are not presented in our segment disclosure because they are not part of the segment profitability results reviewed by management. Additionally, we do not track our assets by segment.

	Three Months Ended March 31, 2012
	Software	Services	Client	Managed	All
(In thousands)	Delivery	Delivery	Support	Services	Other	Total
Revenue:
System sales	$40,362	$247	$0	$101	($2)	$40,708
Professional services	671	69,986	383	712	(266)	71,486
Maintenance	1,406	17	114,351	245	(1,203)	114,816
Transaction processing and other	40,932	174	152	96,926	(482)	137,702

Total revenue	83,371	70,424	114,886	97,984	(1,953)	364,712

Expenses:
Direct 3rd party	26,776	23,367	14,923	29,932	183	95,181
People related	34,692	36,907	20,587	29,577	65,258	187,021
Occupancy and infrastructure	4,278	698	1,294	3,682	17,990	27,942
Other	6,509	376	169	348	34,183	41,585

Total expenses	72,255	61,348	36,973	63,539	117,614	351,729

Income from operations	$11,116	$9,076	$77,913	$34,445	($119,567)	$12,983

	Three Months Ended March 31, 2011
	Software	Services	Client	Managed	All
(In thousands)	Delivery	Delivery	Support	Services	Other	Total
Revenue:
System sales	$54,152	$344	$0	$0	$0	$54,496
Professional services	742	55,390	243	701	(1,481)	55,595
Maintenance	521	0	104,373	177	(4,737)	100,334
Transaction processing and other	37,288	0	21	89,030	(1,456)	124,883

Total revenue	92,703	55,734	104,637	89,908	(7,674)	335,308

Expenses:
Direct 3rd party	31,292	12,877	15,091	14,729	120	74,109
People related	35,101	32,610	17,978	26,468	58,013	170,170
Occupancy and infrastructure	2,112	775	630	12,303	15,189	31,009
Other	2,949	111	180	769	31,540	35,549

Total expenses	71,454	46,373	33,879	54,269	104,862	310,837

Income from operations	$21,249	$9,361	$70,758	$35,639	($112,536)	$24,471

11. Subsequent Events

Separation of Mr. Pead

Philip M. Pead’s service as Chairman of the Board, a director and officer of the Company terminated on April 25, 2012. The separation agreement for Mr. Pead provides severance pay and benefits in exchange for a full release and requires that Mr. Pead be subject to comprehensive restrictive covenants for 18 months. The restrictions include a non-compete, non-solicit of employees and clients, non-interference in business relationships and a stand-still agreement. In addition Mr. Pead has an obligation to protect confidential information and promptly return company property. The level of severance pay and benefits tracks the severance package for a termination without cause under Mr. Pead’s employment agreement, which provides for a cash severance payment of the sum of his base salary and current target bonus ($1,350,000); medical benefit continuation for twelve months following his termination; modification of the vesting terms of certain equity awards, which resulted in the accelerated vesting of certain awards and additional stock compensation expense to be recognized by the Company equal to approximately $1 million due to the modification of the vesting terms; vesting of Mr. Pead’s unpaid cash award under the legacy Eclipsys Incentive Retention Plan ($140,625); and a lump sum cash payment ($145,000) and reimbursement of fees for legal services rendered in connection with the separation (maximum of $25,000). Expenses related to the separation agreement will be reflected in the Company’s statement of operations for the three months ending June 30, 2012.

Stockholder Rights Plan

On May 5, 2012, the board of directors of Allscripts Healthcare Solutions, Inc. (the “Company”) adopted a stockholders rights plan (“Rights Plan”) and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 17, 2012. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $45.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 7, 2012 (the “Rights Agreement”), between the Company and Computershare Shareowner Services LLC, as Rights agent.

Under the terms of the Rights Plan, the Rights will be exercisable if a person or group, without Board approval, acquires 10% or more of Allscripts’ common stock (including in the form of synthetic ownership through derivative positions) or announces a tender offer which would result in the ownership of 10% or more of Allscripts’ common stock. The Rights will trade with Allscripts’ common stock, unless and until they are separated upon the occurrence of certain future events. Under certain circumstances (including the acquisition by a person or group of 10% or more of Allscripts’ common stock), the Rights will entitle the holders to buy shares of Allscripts’ common stock at a 50% discount. Allscripts’ Board generally may redeem the Rights prior to the tenth day following the first public announcement of the acquisition by a person or group of 10% or more of the common stock.

The Rights Plan exempts any person or group owning 10% or more of Allscripts’ common stock immediately prior to the issuance of this press release. However, the Rights also will be exercisable if a person or group that already owns 10% or more of the common stock acquires any additional shares (including through derivatives). The Rights Plan will expire on May 6, 2013.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations to deliver world-class outcomes. We deliver innovative solutions that provide healthcare professionals with the information, insights and connectivity required to transform healthcare by improving the quality and efficiency of patient care.

We primarily derive our revenue from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales also are the basis for our recurring service contracts for software maintenance and certain transaction processing services. Prior to 2012, we utilized three reportable segments: Clinical Solutions, Hospital Solutions, and Health Solutions. In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. This realignment included the integration of our sales and services functions in the first quarter of 2012 as well as our solutions research and development team. After the realignment and based upon the information used by management for making operating decisions and assessing performance, we utilize the following operating and reportable segments: Software Delivery, Services Delivery, Client Support and Managed Services.

We believe that the HITECH Act and other provisions provided by the American Recovery and Reinvestment Act (ARRA) will continue to be the single biggest drivers of healthcare IT adoption in 2012. Management believes that to date the HITECH program has resulted in additional related new orders for all of our Electronic Health Record (“EHR”) products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices who have not yet acquired such technology is decreasing. Such practices may choose to replace older EHR technology in the future as adoption increases and “meaningful use” requirements and business realities dictate updates, upgrades and additional features and functionality.

We believe small and medium size physician offices are increasingly adopting technology driven by a variety of factors including a desire to maximize federal incentive payments, align with local hospitals, and consolidate with other practices, as well as other drivers. Additionally, we have seen greater demand in small physician offices for our hosted solutions, which reflects a motivation to reduce capital outlays. Second, these offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as acute as in larger physician organizations.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for their affiliated physicians in order to leverage buying power and take advantage of the Stimulus across their employed physician base. This activity has also resulted in a “pull-through” effect where smaller practices affiliated with the community hospital are also incentivized to participate so the subsidizing health system can expand connectivity within the local provider community. This pull-through effect has resulted in new orders for our Professional EHR and our MyWay solutions. Management believes that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians seek to qualify for the HITECH incentives. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians.

The vast majority of our acute care and ambulatory customers continue to be focused on achieving “meaningful use” under HITECH. As a result, during the remainder of 2012 much of our professional services deployment capacity will continue to focus on helping our customers upgrade to the most current release of our EHR products that are certified as meeting “meaningful use” requirements as well as implement any additional modules required to achieve “meaningful use”. Our professional services margins could be impacted as we supplement our staff with third party resources to help meet the demand. We expect this trend to continue into the near future as HITECH Stage 2 requirements are defined and customers react to such requirements.

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

Allscripts today provides one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions with enterprise solutions for hospitals and health systems, the company offers a unified portfolio of clinical, financial, connectivity and information solutions.

Given the unique breadth of our solutions portfolio and customer types, we are uniquely positioned to connect physicians, other care providers and patients across all health care provider settings including hospitals, small or large physician practices, post-acute care facilities, or in a home care setting. We continue to compete for net-new opportunities among community hospitals and health systems that are looking to one information technology vendor to provide a single, end-to-end solution across all points of care. We believe our leading market share in the ambulatory space, in particular, gives us a competitive advantage in this regard as hospitals and health systems increasingly seek to leverage the EHR to build referring relationships with independent physicians across the communities they serve.

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and the Company’s customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the health care sector, including the Company.

Recent Developments

Our overall results for the three months ended March 31, 2012 were primarily affected by lower than expected sales and an unfavorable sales mix, which directly impacted revenue and profit. System sales were negatively impacted as we experienced a decline in orders as a number of our clients and prospects delayed purchase decisions as they await upcoming product enhancements as well as more progress with our product integration. This dynamic, combined with the recent realignment of our sales and service teams, were the primary factors that caused sales to be lower than our expectations. In addition, we also experienced pressure on operating income due to our decision to make significant investments in improving client experience and accelerating product development, as well as lower-than-expected capitalization of software development costs.

Our management team is executing on the following four-point plan focused on product delivery, client experience, sales execution and financial performance to address some of the challenges described above.

1.	Product delivery—we currently plan to invest over $190 million in 2012 to improve performance and accelerate product integration and innovation.

2.	Client experience—we have added front-line support personnel and we are making investments to help improve response and resolution time.

3.	Sales execution—we continue to work through the realignment of our sales and services teams and believe the new alignment positions our resources to better serve our clients.

4.	Financial performance—while we are investing in areas that we believe will help our clients, we are also focused on using our existing resources efficiently and effectively. Our hiring for the year has essentially stabilized, and we will continue to focus on operational efficiency.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of Consolidated Results

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Revenue:
System sales	$40,708	$54,496	(25.3%)
Professional services	71,486	55,595	28.6%
Maintenance	114,816	100,334	14.4%
Transaction processing and other	137,702	124,883	10.3%

Total revenue	364,712	335,308	8.8%

Cost of revenue:
System sales	31,585	34,914	(9.5%)
Professional services	61,702	45,623	35.2%
Maintenance	36,004	33,047	8.9%
Transaction processing and other	79,744	61,874	28.9%

Total cost of revenue	209,035	175,458	19.1%

Gross profit	155,677	159,850	(2.6%)
% of Revenue	42.7%	47.7%
Selling, general and administrative expenses	97,317	104,148	(6.6%)
Research and development	36,122	22,004	64.2%
Amortization of intangible assets	9,255	9,227	0.3%

Income from operations	12,983	24,471	(46.9%)
Interest expense	(3,854)	(7,927)	(51.4%)
Interest income and other, net	392	404	(3.0%)

Income before income taxes	9,521	16,948	(43.8%)
Provision for income taxes	(3,708)	(4,335)	(14.5%)

Effective tax rate	38.9%	25.6%
Net income	$5,813	$12,613	(53.9%)

Revenue

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Revenue:
System sales	$40,708	$54,496	(25.3%)
Professional services	71,486	55,595	28.6%
Maintenance	114,816	100,334	14.4%
Transaction processing and other	137,702	124,883	10.3%

Total revenue	364,712	335,308	8.8%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Total revenue increased during the three months ended March 31, 2012 compared to the prior year comparable period as we realized increases in all revenue categories with the exception of system sales. The increase in professional services revenue was driven by an increase in professional services headcount which increased our ability to provide more billable services. We increased headcount primarily in response to the demand associated with increases in consulting and “meaningful use” upgrade services. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base. Outsourcing revenues are included in transaction processing and other and contributed $7 million of the increase in revenue compared to the three months ended March 31, 2011 as we expanded our services to existing customers while also expanding our customer base. SaaS and hosting revenues also contributed to this increase as we expanded our customer base. Partially offsetting these increases in revenue for the three months ended March 31, 2012 is a decrease in system sales which consists of a $7 million decrease in software revenue and a $7 million decrease in hardware revenue as we experienced delays in closing orders with new clients and lower sales to our existing client base. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions.

Gross Profit

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change

Total cost of revenue	209,035	175,458	19.1%

Gross profit	155,677	159,850	(2.6%)
% of Revenue	42.7%	47.7%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Gross profit decreased slightly during the three months ended March 31, 2012 as the increase in total revenue was offset by an increase in expenses compared to the prior year comparable period. In the current period, we recognized a $4 million increase in the amortization of software development costs and an increase in professional services cost of revenue primarily due to the increased use of third party resources to assist us in meeting demand attributable to increases in consulting and “meaningful use” upgrade services which offset an increase in professional services revenue. Also, an increase in transaction processing and other revenue was offset by higher costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. The increases in amortization expense and other costs were partially offset by an increase in software maintenance revenue. Gross profit as a percent of revenue declined compared to the prior year due primarily to a higher revenue mix of third-party systems sales which carry lower gross margin and the increases in amortization of software development costs, professional services costs and transaction processing related costs.

Selling, General and Administrative Expenses

	$xxx,xxx,xxx	$xxx,xxx,xxx	$xxx,xxx,xxx
	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Selling, general and administrative expenses	97,317	104,148	(6.6%)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Selling, general and administrative expenses decreased during the current period primarily due to a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs and a decrease in people-related expenses. Partially offsetting these decreases is an increase in legal expenses related to general legal matters, including expenses related to addressing claims involving the Company.

Research and Development

	$xxx,xxx,xxx	$xxx,xxx,xxx	$xxx,xxx,xxx
	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Research and development	$36,122	$22,004	64.2%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Research and development expenses increased in the current period primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve performance and accelerate product integration and innovation. Also contributing to the increase is a decrease in the capitalization of software development costs as certain quality and efficiency development efforts were not eligible for capitalization.

Amortization of Intangible Assets

	$xxx,xxx,xxx	$xxx,xxx,xxx	$xxx,xxx,xxx
	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Amortization of intangible assets	$9,255	$9,227	0.3%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Amortization of intangible assets recognized during the three months ended March 31, 2012 is in line with the prior period amount.

Interest Expense

	$xxx,xxx,xxx	$xxx,xxx,xxx	$xxx,xxx,xxx
	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change

Interest expense	($3,854)	($7,927)	(51.4%)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Interest expense decreased during the current period as compared to the prior period as we continue to pay down our long-term debt balance. Also, interest expense in the prior year comparable period includes the write-off of deferred debt issuance costs totaling $2 million in connection with the execution of an amendment to our credit facility agreement.

Interest Income and Other, Net

	$xxx,xxx,xxxx	$xxx,xxx,xxxx	$xxx,xxx,xxxx
	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change

Interest income and other, net	$392	$404	(3.0%)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Interest income and other realized in the current period is in line with the prior period amount.

Provision for Income Taxes

	$xxx,xxx,xx	$xxx,xxx,xx	$xxx,xxx,xx
	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change

Provision for income taxes	($3,708)	($4,335)	(14.5%)
Effective tax rate	38.9%	25.6%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The effective tax rate for the three months ended March 31, 2012 is higher compared to the prior year comparable period due to the recognition in the prior year of a tax benefit of approximately $2 million as a result of the refinement of state apportionment factors and subsequent revaluation of deferred tax liabilities related to intangible assets acquired in connection with the Eclipsys Merger. Also, a research and development tax credit is not considered in our provision for income taxes for the three months ended March 31, 2012 since the credit has not been extended beyond December 31, 2011; however, the benefit of the credit totaling approximately $1 million is included in our provision for income taxes for the three months ended March 31, 2011.

Segment Operations

Overview of Segment Results

	Three Months Ended March 31, 2012
	Software	Services	Client	Managed	All
(Dollar amounts in thousands)	Delivery	Delivery	Support	Services	Other	Total
Revenue:
System sales	$40,362	$247	$0	$101	($2)	$40,708
Professional services	671	69,986	383	712	(266)	71,486
Maintenance	1,406	17	114,351	245	(1,203)	114,816
Transaction processing and other	40,932	174	152	96,926	(482)	137,702

Total revenue	83,371	70,424	114,886	97,984	(1,953)	364,712

Expenses:
Direct 3rd party	26,776	23,367	14,923	29,932	183	95,181
People related	34,692	36,907	20,587	29,577	65,258	187,021
Occupancy and infrastructure	4,278	698	1,294	3,682	17,990	27,942
Other	6,509	376	169	348	34,183	41,585

Total expenses	72,255	61,348	36,973	63,539	117,614	351,729

Income from operations	$11,116	$9,076	$77,913	$34,445	($119,567)	$12,983

Operating margin %	13.3%	12.9%	67.8%	35.2%		3.6%

	Three Months Ended March 31, 2011
	Software	Services	Client	Managed	All
(Dollar amounts in thousands)	Delivery	Delivery	Support	Services	Other	Total
Revenue:
System sales	$54,152	$344	$0	$0	$0	$54,496
Professional services	742	55,390	243	701	(1,481)	55,595
Maintenance	521	0	104,373	177	(4,737)	100,334
Transaction processing and other	37,288	0	21	89,030	(1,456)	124,883

Total revenue	92,703	55,734	104,637	89,908	(7,674)	335,308

Expenses:
Direct 3rd party	31,292	12,877	15,091	14,729	120	74,109
People related	35,101	32,610	17,978	26,468	58,013	170,170
Occupancy and infrastructure	2,112	775	630	12,303	15,189	31,009
Other	2,949	111	180	769	31,540	35,549

Total expenses	71,454	46,373	33,879	54,269	104,862	310,837

Income from operations	$21,249	$9,361	$70,758	$35,639	($112,536)	$24,471

Operating margin %	22.9%	16.8%	67.6%	39.6%		7.3%

	% Change Three Months Ended March 31
	Software	Services	Client	Managed	All
	Delivery	Delivery	Support	Services	Other	Total
Revenue:
System sales	(25.5%)	(28.2%)	NM	NM	NM	(25.3%)
Professional services	(9.6%)	26.4%	57.6%	1.6%	(82.0%)	28.6%
Maintenance	169.9%	NM	9.6%	38.4%	(74.6%)	14.4%
Transaction processing and other	9.8%	NM	NM	8.9%	(66.9%)	10.3%

Total revenue	(10.1%)	26.4%	9.8%	9.0%	(74.6%)	8.8%

Expenses:
Direct 3rd party	(14.4%)	81.5%	(1.1%)	103.2%	52.5%	28.4%
People related	(1.2%)	13.2%	14.5%	11.7%	12.5%	9.9%
Occupancy and infrastructure	102.6%	(9.9%)	105.4%	(70.1%)	18.4%	(9.9%)
Other	120.7%	NM	(6.1%)	(54.7%)	8.4%	17.0%

Total expenses	1.1%	32.3%	9.1%	17.1%	12.2%	13.2%

Income from operations	(47.7%)	(3.0%)	10.1%	(3.4%)	6.2%	(46.9%)

NM—Not Meaningful

Software Delivery

Software delivery primarily includes revenue from system solutions, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Revenue:
System sales	$40,362	$54,152	(25.5%)
Professional services	671	742	(9.6%)
Maintenance	1,406	521	169.9%
Transaction processing and other	40,932	37,288	9.8%

Total revenue	83,371	92,703	(10.1%)

Expenses:
Direct 3rd party	26,776	31,292	(14.4%)
People related	34,692	35,101	(1.2%)
Occupancy and infrastructure	4,278	2,112	102.6%
Other	6,509	2,949	120.7%

Total expenses	72,255	71,454	1.1%

Income from operations	$11,116	$21,249	(47.7%)

Operating margin %	13.3%	22.9%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Software delivery revenue decreased during the three months ended March 31, 2012 due to a decrease in system sales which consists of a $7 million decrease in software revenue attributable to a decline in customer orders and a $7 million decrease in hardware revenue as our system sales shift to smaller physician practices which typically require less robust hardware solutions.

Software delivery expenses remained in line with the prior year comparable period as a decrease in hardware costs associated with the decrease in hardware revenue discussed above was offset by increases in SaaS operations and infrastructure costs as we respond to demand for our SaaS solutions. Other expenses include marketing, professional fees and bad debt expense. The increase in other expenses is primarily attributable to the increase in bad debt expense compared to the prior year.

Software delivery operating margin declined in the current period due to the decrease in software license revenue and the increase in SaaS operations and infrastructure costs compared to the same period in 2011.

Services Delivery

Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Revenue:
System sales	$247	$344	(28.2%)
Professional services	69,986	55,390	26.4%
Maintenance	17	0	NM
Transaction processing and other	174	0	NM

Total revenue	70,424	55,734	26.4%

Expenses:
Direct 3rd party	23,367	12,877	81.5%
People related	36,907	32,610	13.2%
Occupancy and infrastructure	698	775	(9.9%)
Other	376	111	NM

Total expenses	61,348	46,373	32.3%

Income from operations	$9,076	$9,361	(3.0%)

Operating margin %	12.9%	16.8%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The increase in services delivery revenue during the three months ended March 31, 2012 is attributable to an increase in professional services headcount and an increase in the use of third party resources which increased our capacity to provide more billable services in response to increases in consulting services and the demand associated with “meaningful use” upgrade services.

Services delivery expenses increased compared to the prior year comparable period due to the increase in professional services headcount and the increase in the use of third party resources discussed above.

Services delivery operating margin declined in the current period primarily due to the incremental costs incurred as we utilized more third party resources to meet demand.

Client Support

Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Revenue:
System sales	$0	$0	NM
Professional services	383	243	57.6%
Maintenance	114,351	104,373	9.6%
Transaction processing and other	152	21	NM

Total revenue	114,886	104,637	9.8%

Expenses:
Direct 3rd party	14,923	15,091	(1.1%)
People related	20,587	17,978	14.5%
Occupancy and infrastructure	1,294	630	105.4%
Other	169	180	(6.1%)

Total expenses	36,973	33,879	9.1%

Income from operations	$77,913	$70,758	10.1%

Operating margin %	67.8%	67.6%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Client support revenue increased during the three months ended March 31, 2012 due to increases in our client base and customer activations compared to the prior year comparable period.

Client support expenses increased compared to the prior year comparable period due to an increase in headcount.

Client support operating margin in the current period remained in line with the prior year comparable period.

Managed Services

Managed services includes revenue from our outsourcing, medical claims processing and remote hosting solutions and includes the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Revenue:
System sales	$101	$0	NM
Professional services	712	701	1.6%
Maintenance	245	177	38.4%
Transaction processing and other	96,926	89,030	8.9%

Total revenue	97,984	89,908	9.0%

Expenses:
Direct 3rd party	29,932	14,729	103.2%
People related	29,577	26,468	11.7%
Occupancy and infrastructure	3,682	12,303	(70.1%)
Other	348	769	(54.7%)

Total expenses	63,539	54,269	17.1%

Income from operations	$34,445	$35,639	(3.4%)

Operating margin %	35.2%	39.6%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Managed services revenue increased during the three months ended March 31, 2012 primarily due to an increase in outsourcing revenues as we expanded our services to existing customers while also expanding our customer base.

Managed services expenses increased during the current period due to remote hosting infrastructure improvements as we upgrade customers to enhanced versions of our products and an increase in headcount. The increase in direct third party costs is associated with the agreement with Affiliated Computer Services, Inc. (“ACS”) to provide services to support our remote hosting services for our Sunrise acute care clients which was executed on March 31, 2011. This increase is partially offset by the decrease in occupancy and infrastructure expenses compared to the prior year since certain equipment and infrastructure charges were transitioned to ACS.

Managed services operating margin declined due to the increase in expenses related to the infrastructure improvements discussed above.

All Other

Corporate general and administrative expenses, stock-based compensation expense, amortization of intangibles and capitalized software development costs, interest expense, interest income and other, net, and the provision for income taxes are centrally managed and solutions research and development expenses are not attributed to an operating segment. As a result, these expenses are not presented in our segment disclosure because they are not part of the segment profitability results reviewed by management.

In determining income from operations for our segments, we do not include the amortization of acquisition-related deferred revenue adjustments and intangible assets, or stock-based compensation expense in the segment data provided to our chief operating decision maker. Accordingly, these amounts are not included in our reportable segment results and are included within All Other.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011	% Change
Revenue:
System sales	($2)	$0	NM
Professional services	(266)	(1,481)	(82.0%)
Maintenance	(1,203)	(4,737)	(74.6%)
Transaction processing and other	(482)	(1,456)	(66.9%)

Total revenue	(1,953)	(7,674)	(74.6%)

Expenses:
Direct 3rd party	183	120	52.5%
People related	65,258	58,013	12.5%
Occupancy and infrastructure	17,990	15,189	18.4%
Other	34,183	31,540	8.4%

Total expenses	117,614	104,862	12.2%

Income from operations	($119,567)	($112,536)	6.2%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Expenses increased during the three months ended March 31, 2012 primarily due to an increase in research and development headcount. Also contributing to the increase are higher facility-related expenses as we expanded our office space to accommodate an increase in headcount compared to the same period in 2011. Other expenses include marketing, professional fees and capitalization and amortization of software development costs, and amortization of intangible assets. The increase in other expenses is primarily due to higher legal expenses in connection with general legal matters, including expenses related to addressing claims involving the Company, a $3 million decrease in the capitalization of software development costs and a $4 million increase in amortization of software development costs compared to the prior year. These increases were partially offset by a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs.

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. As of March 31, 2012, December 31, 2011 and March 31, 2011, we had a committed contract backlog of $2.9 billion, $2.9 billion and $2.7 billion, respectively. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from March 31, 2012
	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollar amounts in millions)	2012	2011	2011	2011	2011
Contract backlog:
System sales	$126	$136	$131	(7.4%)	(3.8%)
Professional services	375	393	322	(4.6%)	16.5%
Maintenance	853	833	758	2.4%	12.5%
Transaction processing and other	1,509	1,492	1,494	1.1%	1.0%

Total contract backlog	$2,863	$2,854	$2,705	0.3%	5.8%

Total contract backlog increased during the three months ended March 31, 2012 compared to December 31, 2011 as increases in the backlog for maintenance and transaction process and other were offset by decreases in system sales and professional services backlog. Maintenance revenue backlog increased as a result of new client go-lives as well as maintenance renewals in our installed base. The increase in transaction processing and other backlog is attributable to growth in new orders for our outsourcing solution. System sales and professional services backlog declined as we experienced delays in closing orders with new clients and lower than expected sales to our existing client base during the current period.

Total contract backlog increased during the three months ended March 31, 2012 compared to the prior year comparable period primarily due to an increase in professional services backlog which was driven by an increase in orders and an increase in maintenance revenue backlog as a result of new client go-lives as well as maintenance renewals in our installed base.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS, and totaled $195 million and $212 million in the three months ended March 31, 2012 and 2011, respectively. We experienced the shortfall in bookings during the current period as a number of our clients and prospects delayed purchase decisions as they await upcoming product enhancements as well as more progress with our product integration.

Liquidity and Capital Resources

As of March 31, 2012 and 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $177 million and $147 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2012	2011	$ Change

Net income	$5,813	$12,613	($6,800)
Non-cash adjustments to net income	51,376	42,364	9,012
Cash impact of changes in operating assets and liabilities	17,405	11,917	5,488

Net cash provided by operating activities	$74,594	$66,894	$7,700

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net cash provided by operating activities increased in the three months ended March 31, 2012 as cash received from customers increased at a faster rate than operating disbursements compared to the same period in 2011.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2012	2011	$ Change
Capital expenditures	($19,423)	($11,784)	($7,639)
Capitalized software	(13,268)	(16,321)	3,053
Net (purchases) sales and maturities of marketable securities and other investments	15	(4,180)	4,195
Change in restricted cash	0	2,225	(2,225)

Net cash used in investing activities	($32,676)	($30,060)	($2,616)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net cash used in investing activities increased during the three months ended March 31, 2012 due to an increase in capital expenditures which was partially offset by a decrease in capitalized software development costs. Also, the prior year includes the acquisition of a cost method investment and the release of restricted cash that did not recur in the current period. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our SaaS and hosting solutions. The capitalization of software development costs decreased as certain quality and efficiency development efforts were not eligible for capitalization.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2012	2011	$ Change
Proceeds from issuance of common stock	$2,015	$16,897	($14,882)
Excess tax benefits from stock-based compensation	101	4,176	(4,075)
Taxes paid related to net share settlement of equity awards	(2,298)	0	(2,298)
Net payments on debt instruments	(24,754)	(89,881)	65,127
Credit facility borrowings, net of issuance costs	0	47,362	(47,362)
Repurchase of common stock	(547)	0	(547)

Net cash used in financing activities	($25,483)	($21,446)	($4,037)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net cash used in financing activities increased during the three months ended March 31, 2012 as proceeds from stock-based compensation activities were lower compared to the same period in 2011 and excess tax benefits from stock-based compensation declined as the fair value of equity awards vesting during the current period was more aligned with the fair value of the awards on the date of grant. Also, the current period includes net-share settlements of vested equity awards such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Partially offsetting these increases was a decrease in payments on debt instruments as we made prepayments on our credit facility during the same period in 2011 that did not recur in the current year. Also, in the prior year period we amended and restated our credit facility agreement and certain institutions were replaced resulting in additional payments and borrowings, each totaling $49 million, net of $1 million in debt issuance costs.

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

We calculate free cash flow as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011	$ Change
Net cash provided by operating activities	$74,594	$66,894	$7,700
Capital expenditures	(19,423)	(11,784)	(7,639)
Capitalized software	(13,268)	(16,321)	3,053

Free cash flow	$41,903	$38,789	$3,114

Amounts for each element of the table above are as reported in our consolidated statements of cash flows presented in accordance with GAAP.

Future Capital Requirements

There have been no significant changes in our credit facility arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The remaining quarterly installment payments under the senior secured term loan facility, as adjusted for any prepayments through March 31, 2012, are as follows (in thousands):

Quarterly Periods Ending	Quarterly Principal Amount
June 30, 2012 and September 30, 2012	$9,523
December 31, 2012 to September 30, 2013	14,284
December 31, 2013 to September 30, 2014	19,045
December 31, 2014 to June 30, 2015	23,807
August 20, 2015	Remaining balance

As of March 31, 2012, $343 million in borrowings and $2 million in letters of credit were outstanding under the amended and restated credit agreement. As of March 31, 2012, the interest rate on the senior secured credit facilities was LIBOR plus 1.75%, which totaled 1.99%. Refer to Note 8, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our interest rate swap agreement. There was no default under the Amended and Restated Credit Agreement as of March 31, 2012.

As of March 31, 2012, we had $248 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our amended and restated credit agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

On May 10, 2012 we borrowed $175 million under our revolving credit facility.

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

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. We have repurchased approximately 3 million shares of our common stock for $52 million pursuant to this stock repurchase program. As of March 31, 2012, the amount available for repurchase of common stock under this program was approximately $148 million.

In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million, with approximately $348 million available under this program as of the date of such approval. Since March 31, 2012 we have completed trades to repurchase approximately 6 million shares for approximately $60 million.

Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. We intend to borrow under our credit facility considering the authorized amount available under the stock repurchase program and our commitment to be active with stock repurchases.

We currently plan to invest over $190 million in research and development efforts during 2012 to improve performance and accelerate product integration and innovation.

We believe that our cash, cash equivalents and marketable securities of $177 million as of March 31, 2012, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

There were no material changes, outside of the ordinary course of business, to our off-balance sheet arrangements and contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•

the risk that we will not achieve the strategic benefits of the August 24, 2010 merger with Eclipsys Corporation (the “Eclipsys Merger”), or that the Allscripts and Eclipsys operations and products will not be integrated successfully;

•	the possibility that the expected synergies and cost savings of the Eclipsys Merger will not be realized, or will not be realized within the expected time period;

•	the impact of the realignment of our sales and services organization;

•	potential difficulties or delays in achieving platform and product integration and the connection and movement of data among hospitals, physicians, patients and others;

•	competition within the industries in which we operate, including the risk that existing clients will switch to products of competitors;

•

failure to achieve interoperability certification pursuant to the Health Information Technology for Economic and Clinical Health Act, with resulting increases in development and other costs for us and possibly putting us at a competitive disadvantage in the marketplace;

•	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•	competitive pressures including product offerings, pricing and promotional activities;

•	our ability to establish and maintain strategic relationships;

•	errors or similar problems in our software products or other product quality issues;

•	the outcome of any legal proceeding that has been or may be instituted against us and others;

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

During the three months ended March 31, 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 9, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

Our current initiatives focused on product delivery, client experience and financial performance may not be successful.

In an effort to address lower than expected sales and an unfavorable sales mix in the first quarter of 2012, our management team is executing on a series of initiatives including improving product delivery, client experience, and financial performance. For example, we currently plan to invest over $190 million in 2012 to improve performance and accelerate product integration and innovation. In addition, we have added front-line support personnel and are making investments to help improve resolution and response time. Despite these efforts, there can be no assurance that these initiatives will be successful or will improve our results of operations.

The realignment of our sales and service teams could adversely affect client relationships.

We have recently realigned our sales and service teams in an effort to improve client service. This change combines and aligns our sales and services teams into three geographic regions and fully integrates our sales, services and account management resources into a single team that is closer to the client and accountable for ensuring excellent client service. As a result of this realignment, many of our clients have experienced a change in the Allscripts sales and service employees with whom they interact. While we believe that these changes will improve our clients’ experience overall, it is possible that they could adversely impact individual client relationships, client retention and sales of products and services to existing clients. In addition, it is possible that changes in our sales teams could adversely affect our ability to sell our products and services to new customers, which could have an adverse effect on our business, financial condition and results of operations.

Provisions of our charter documents, Delaware law and our stockholder rights plan may delay or inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

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

In addition, we recently adopted a stockholder rights plan. The rights issued under the stockholder rights plan may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the rights. Accordingly, the rights plan may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by our board of directors.

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

The following table summarizes the stock repurchase activity for the three months ended March 31, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Share	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
01/01/12—01/31/12	30	$17.95	30	$148,044
02/01/12—02/29/12	0	$0.00	0	$148,044
03/01/12—03/31/12	0	$0.00	0	$148,044

	30	$17.95	30

In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million, with approximately $348 million available under this program as of the date of such approval. Since March 31, 2012 we have completed trades to repurchase approximately 6 million shares for approximately $60 million.

Item 6.	Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2012.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/S/ WILLIAM J. DAVIS
William J. Davis
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 10, 2012

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

4.1	Rights Agreement		8-A	4.1	May 7, 2012	Allscripts Healthcare Solutions, Inc.

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.