Form 10-Q
period 2012-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2012-08-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 171,386,035 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$120,373	$157,753
Accounts receivable, net of allowance of $16,732 and $12,505 at June 30, 2012 and December 31, 2011, respectively	363,050	362,793
Deferred taxes, net	40,607	40,600
Inventories	1,262	2,059
Prepaid expenses and other current assets	130,099	117,444

Total current assets	655,391	680,649
Long-term marketable securities	1,640	1,675
Fixed assets, net	139,233	122,563
Software development costs, net	108,789	98,378
Intangible assets, net	457,725	489,848
Goodwill	1,039,364	1,039,364
Deferred taxes, net	5,017	5,017
Other assets	73,920	79,847

Total assets	$2,481,079	$2,517,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,068	$41,215
Accrued expenses	99,809	103,381
Accrued compensation and benefits	27,494	31,784
Deferred revenue	308,503	288,900
Current maturities of long-term debt and capital lease obligations	68,121	45,477

Total current liabilities	562,995	510,757
Long-term debt	420,921	322,664
Deferred revenue	19,709	18,891
Deferred taxes, net	128,898	119,728
Other liabilities	67,818	68,581

Total liabilities	1,200,341	1,040,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	0	0
Common stock: $0.01 par value, 349,000 shares authorized at June 30, 2012 and December 31, 2011; 255,964 and 171,292 shares issued and outstanding at June 30, 2012, respectively, 254,691 and 190,382 shares issued and outstanding at December 31, 2011, respectively	2,560	2,547
Treasury stock: at cost, 84,672 and 63,951 shares at June 30, 2012 and December 31, 2011, respectively	(278,036)	(52,075)
Additional paid-in capital	1,559,563	1,543,167
Accumulated deficit	(2,583)	(16,377)
Accumulated other comprehensive loss	(766)	(542)

Total stockholders’ equity	1,280,738	1,476,720

Total liabilities and stockholders’ equity	$2,481,079	$2,517,341

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenue:
System sales	$46,565	$64,866	$87,273	$119,362
Professional services	67,380	58,134	138,866	113,729
Maintenance	113,899	103,249	228,715	203,583
Transaction processing and other	142,112	130,582	279,814	255,465

Total revenue	369,956	356,831	734,668	692,139

Cost of revenue:
System sales	35,063	35,902	66,648	70,816
Professional services	57,024	48,439	118,726	94,062
Maintenance	36,282	35,076	72,286	68,123
Transaction processing and other	84,097	69,619	163,841	131,493

Total cost of revenue	212,466	189,036	421,501	364,494

Gross profit	157,490	167,795	313,167	327,645
Selling, general and administrative expenses	92,291	101,532	189,608	205,680
Research and development	38,240	24,764	74,362	46,768
Amortization of intangible assets	9,255	9,422	18,510	18,649

Income from operations	17,704	32,077	30,687	56,548
Interest expense	(4,358)	(5,050)	(8,212)	(12,977)
Interest income and other, net	150	355	542	759

Income before income taxes	13,496	27,382	23,017	44,330
Provision for income taxes	(5,515)	(11,506)	(9,223)	(15,841)

Net income	$7,981	$15,876	$13,794	$28,489

Earnings per share—basic and diluted	$0.04	$0.08	$0.07	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$7,981	$15,876	$13,794	$28,489
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(1)	(1)	4	1
Derivatives:
Unrealized loss on derivative financial instruments	(368)	(3,473)	(1,111)	(3,304)
Reclassification adjustment for loss included in net income	469	516	944	993
Tax effect	(40)	1,151	66	897

Unrealized gain (loss) on derivative financial instruments, net of tax	61	(1,806)	(101)	(1,414)
Change in foreign currency translation adjustments	(1,034)	(33)	(127)	842

Total other comprehensive loss	(974)	(1,840)	(224)	(571)

Comprehensive income	$7,007	$14,036	$13,570	$27,918

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$13,794	$28,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,885	63,712
Stock-based compensation expense	17,656	19,221
Excess tax benefits from stock-based compensation	(101)	(7,051)
Deferred taxes	7,052	14,787
Other losses	1,130	2,231
Changes in operating assets and liabilities:
Accounts receivable, net	(146)	(39,629)
Inventories	757	623
Prepaid expenses and other assets	(9,333)	(17,402)
Accounts payable	15,997	(2,238)
Accrued expenses	(3,657)	11,309
Accrued compensation and benefits	(3,669)	(10,028)
Deferred revenue	20,481	55,556
Other liabilities	594	(433)

Net cash provided by operating activities	133,440	119,147
Cash flows from investing activities:
Capital expenditures	(38,732)	(21,178)
Capitalized software	(26,936)	(30,323)
Purchases of marketable securities and other investments	0	(12,900)
Sales and maturities of marketable securities and other investments	41	32
Proceeds received from sale of fixed assets	0	20,000
Change in restricted cash	0	2,225

Net cash used in investing activities	(65,627)	(42,144)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,862	19,977
Excess tax benefits from stock-based compensation	101	7,051
Taxes paid related to net share settlement of equity awards	(3,621)	0
Payments of capital lease obligations	(431)	(718)
Credit facility payments	(204,045)	(115,005)
Credit facility borrowings, net of issuance costs	324,185	47,362
Repurchase of common stock	(225,961)	(50,051)

Net cash used in financing activities	(105,910)	(91,384)

Effect of exchange rate changes on cash and cash equivalents	717	649

Net decrease in cash and cash equivalents	(37,380)	(13,732)
Cash and cash equivalents, beginning of period	157,753	129,403

Cash and cash equivalents, end of period	$120,373	$115,671

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2012 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Significant Accounting Policies

We have updated our revenue recognition accounting policy disclosure from our Annual Report on Form 10-K for the year ended December 31, 2011 to include discussion of additional revenue elements. There has been no change in our accounting for revenue. Also, there have been no other changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	June 30, 2012			December 31, 2011
(In thousands)	Classifications	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$11,512	$0	$11,512	$14,071	$0	$14,071
Marketable securities	Long-term marketable securities	0	1,640	1,640	0	1,675	1,675
Derivatives	Other liabilities	0	(1,921)	(1,921)	0	(1,754)	(1,754)

Total		$11,512	($281)	$11,231	$14,071	($79)	$13,992

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These investments are recorded at cost with a carrying value of $13 million at June 30, 2012 and are included in other assets in the accompanying consolidated balance sheets. We measure our cost method investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. If an evaluation is required, the fair value of these investments will be determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.

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

We recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Total stock-based compensation expense	$9,929	$10,474	$17,656	$19,221

Stock-based compensation expense is reflected in cost of revenue and the functional lines within operating expenses. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2012 and 2011.

We granted stock-based awards as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	2,561	$10.94	2,876	$11.86
Service-based restricted stock units with a performance condition	1,099	$13.42	1,099	$13.42
Deferred stock units	150	$10.99	152	$11.09

	3,810	$11.66	4,127	$12.25

Stock Repurchases

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

During the six months ended June 30, 2012, we repurchased approximately 21 million shares of our common stock for approximately $226 million pursuant to this stock repurchase program. As of June 30, 2012, the amount available for repurchase of common stock under this program was approximately $123 million.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that have vested in 2012 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were 227 thousand for the six months ended June 30, 2012, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stockholder Rights Plan

The Company is authorized to issue up to 1 million shares of preferred stock, of which 349 thousand shares have been designated as Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement discussed below. As of June 30, 2012 and December 31, 2011, no shares of preferred stock were issued or outstanding.

On May 5, 2012, our Board of Directors adopted a stockholder rights plan (“Rights Plan”) and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 17, 2012. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $45.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 7, 2012 (the “Rights Agreement”), between the Company and Computershare Shareowner Services LLC, as Rights agent.

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

The Rights Plan exempts any person or group owning 10% or more of Allscripts’ common stock immediately prior to the first public announcement of the Rights Plan. However, the Rights also will be exercisable if a person or group that already owns 10% or more of the common stock acquires any additional shares (including through derivatives). The Rights Plan will expire on May 6, 2013.

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

The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Basic Earnings per Common Share:
Net income	$7,981	$15,876	$13,794	$28,489

Net income available to common shareholders	$7,981	$15,876	$13,794	$28,489

Weighted average common shares outstanding	182,145	189,630	186,353	189,506

Basic Earnings per Common Share	$0.04	$0.08	$0.07	$0.15
Earnings per Common Share Assuming Dilution:
Net income	$7,981	$15,876	$13,794	$28,489

Net income available to common shareholders	$7,981	$15,876	$13,794	$28,489

Weighted average common shares outstanding	182,145	189,630	186,353	189,506
Dilutive effect of stock options and restricted stock units and awards	2,433	3,557	2,047	3,265

Weighted average common shares outstanding assuming dilution	184,578	193,187	188,400	192,771

Earnings per Common Share Assuming Dilution	$0.04	$0.08	$0.07	$0.15

The following stock options and share awards are not included in the computation of diluted earnings per share as the effect of including such stock options and share awards in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Shares subject to anti-dilutive stock options and share awards excluded from calculation	1,276	481	660	465

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2012			December 31, 2011
(In thousands)	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$361,660	($183,770)	$177,890	$361,660	($170,157)	$191,503
Customer contracts and relationships	534,355	(306,520)	227,835	534,355	(288,010)	246,345

Total	$896,015	($490,290)	$405,725	$896,015	($458,167)	$437,848

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,039,364			1,039,364

Total			$1,091,364			$1,091,364

In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. After the realignment and based upon the information used by management for making operating decisions and assessing performance, we identified the following operating and reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing. Refer to Note 10 Business Segments for additional information. We are in the process of assessing our reporting units and the related allocation of goodwill as a result of the changes to our operating segments.

6. Debt

Debt outstanding consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Senior Secured Credit Facilities (long-term portion)	$420,921	$322,664
Senior Secured Credit Facilities (current portion)	67,375	44,677

Total debt	$488,296	$367,341

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Interest expense	$3,098	$3,131	$5,693	$7,820
Debt cost amortization	1,260	1,853	2,519	3,217
Write off of unamortized deferred debt issuance costs	0	66	0	1,940

Total interest expense	$4,358	$5,050	$8,212	$12,977

Credit Facility

On June 11, 2012, we entered into an Incremental Assumption Agreement (the “Agreement”) with J. P. Morgan Securities LLC, Mizuho Corporate Bank, LTD., SunTrust Robinson Humphrey, Inc. and other participating lenders to borrow additional amounts under our existing Amended and Restated Credit Agreement (the “Credit Agreement”) in the form of a new incremental term loan. Proceeds from the incremental term loan of $150 million were used to partially refinance the $175 million outstanding under our revolving credit facility, which is provided for in the Credit Agreement. We also made a voluntary repayment of the revolver totaling $20 million at the time of the refinancing. The interest rate charged, debt covenants and other terms that apply to the term loan are defined by the terms of the Credit Agreement. We incurred debt issuance costs totaling $1 million related to the incremental term loan, which were deferred and included within other assets on the balance sheet.

The aggregate principal amount of the incremental term loan of $150 million is payable in quarterly installments commencing on September 30, 2012 as follows (in thousands):

Quarterly Periods Ending	Quarterly Principal Amount
September 30, 2012 to June 30, 2013	$3,750
September 30, 2013 to June 30, 2014	5,625
September 30, 2014 to June 30, 2015	7,500
September 30, 2015 to March 31, 2016	11,250
June 11, 2016	Remaining balance

The following table summarizes our future payments under the senior secured credit facilities including the incremental term loan as of June 30, 2012:

(Dollar amounts in thousands)	Principal Payments
Remaining payments due in 2012	$31,309
Payments due in 2013	80,647
Payments due in 2014	107,192
Payments due in 2015	209,148
Payments due in 2016	60,000
Thereafter	0

488,296
Senior Secured Credit Facilities (current portion)	67,375

Senior Secured Credit Facilities (long-term portion)	$420,921

As of June 30, 2012, $483 million in term loans, $5 million under the revolving credit facility, and $2 million in letters of credit were outstanding under the Credit Agreement. As of June 30, 2012, the interest rate on the senior secured credit facilities was LIBOR plus 1.75%, which totaled 2.00%. Refer to Note 8 for a discussion of our interest rate swap agreement. There was no default under the Credit Agreement as of June 30, 2012. Unamortized deferred debt issuance costs totaled $13 million, and are included within other assets on the balance sheet at June 30, 2012.

As of June 30, 2012, we had $243 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Income before income taxes	13,496	27,382	23,017	44,330
Provision for income taxes	(5,515)	(11,506)	(9,223)	(15,841)
Effective tax rate	40.9%	42.0%	40.1%	35.7%

The effective tax rate for the three months ended June 30, 2012 is lower compared to the prior year comparable period primarily due to the prior year recognition of the impact of state tax legislation that partially offset the tax benefit previously recognized as a result of the refinement of state apportionment factors, and subsequent revaluation of deferred tax liabilities. Also contributing to the decrease is lower state tax expense, which is expected to recur, compared to the prior year.

The effective tax rate for the six months ended June 30, 2012 is higher compared to 2011 primarily due to the recognition in the prior year of the net tax benefit associated with the revaluation of deferred tax liabilities discussed above.

We file income tax returns in the U.S. federal jurisdiction, numerous states and multiple international countries. We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

Our unrecognized income tax benefits were $43 million as of June 30, 2012, which is consistent with the balance at December 31, 2011. The results and timing of the resolution of income tax audits is highly uncertain, and we are unable to estimate the range of possible changes to the balance of unrecognized income tax benefits. We report interest and penalties related to uncertain income tax positions in the provision for income taxes line of our consolidated statements of operations. With regard to the acquired tax position indemnified by Misys plc totaling $29 million at June 30, 2012, we expect a resolution of this matter within the next twelve months. The indemnification asset currently recorded is expected to fully cover the tax exposure and related interest.

8. Derivative Financial Instruments

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our original variable rate term loan. The initial notional amount of the interest rate swap agreement is $300 million, with scheduled step downs in the future, and a final termination date of October 31, 2014. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero.

The interest rate swap agreement is currently our only derivative instrument and it is not used for trading purposes. Allscripts has not entered into any foreign currency hedging contracts. In the future we may enter into foreign currency exchange contracts to offset certain operational exposures from the impact of changes in foreign exchange rates.

The fair value of the derivative instrument was as follows:

(In thousands)	June 30, 2012	December 31, 2011
Fair value of interest rate swap agreement	($1,921)	($1,754)

We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Effective Portion
Gain (loss) recognized in OCI	$101	($2,957)	($167)	($2,311)
Tax effect	(40)	1,151	66	897

Net	$61	($1,806)	($101)	($1,414)

Loss reclassified from OCI to interest expense	$469	$516	$944	$993
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that approximately $1 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate 2.00% as of June 30, 2012 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2012 and 2011. We held no other derivative instruments during the three and six months ended June 30, 2012 and 2011.

There were no realized gains (losses) on derivatives other than those related to the periodic settlement of the swap.

9. Contingencies

On August 4, 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis by the Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between May 8, 2007 and February 13, 2008. On October 13, 2009, David Robb was appointed lead plaintiff, and on November 25, 2009, an amended complaint was filed containing allegations that the Company, Tullman and Davis made materially false and misleading statements and/or omissions in connection with the release of TouchWorks EHR, Version 11. On September 19, 2011, the Court entered an order certifying a class. On February 7, 2012, the parties agreed, subject to execution of settlement documents and Court approval, to settle this matter on a class-wide basis. The settlement amount totaling approximately $10 million will be funded by the Company’s directors’ and officers’ liability insurance carrier and therefore has no material impact on the Company’s financial condition or results of operations. On March 16, 2012, the parties entered into a written settlement agreement and filed a motion with the Court for approval of the settlement. On July 13, 2012, the Court entered an order granting final approval of the settlement.

On February 11, 2011, Medical Services Associates, Inc. (“MSA”) filed binding arbitration against the Company alleging that the Company negligently caused a loss of medical billing data, negligently or intentionally misrepresented certain facts regarding the computer system being sold to MSA, and/or breached certain aspects of a contract to provide certain software-related goods and services to MSA. The Company filed its counterclaim on March 11, 2011. In June 2012, the parties and the Company’s insurance carrier agreed in principle, subject to execution of settlement documentation, to settle this matter for an undisclosed amount that will be funded by the Company’s insurance carrier and therefore it is not expected to have a material impact on the Company’s financial condition or results of operations.

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On or about November 1, 2010, Defendants moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida. The Florida Business Court granted Defendants’ motion for transfer on January 13, 2011. The Defendants have answered the complaint and filed counterclaims against the Plaintiff alleging breach of license, breach of warranty, and breach of contract. On April 30, 2012, Plaintiff filed a motion seeking leave to amend its Complaint to add a claim alleging breach of a click-through license agreement and punitive damages. The Company has also recently moved for leave to amend its counterclaims to add a claim for negligent misrepresentations. Discovery in this matter is ongoing. The case is currently expected to be set for trial in May, June or July of 2013. The Company intends to continue to defend this matter vigorously. We believe that we have strong defensive positions in such matter, but the outcomes of intellectual property lawsuits are often uncertain.

In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to the above matter. However, the outcome of the foregoing litigation is inherently uncertain, and we may incur substantial defense costs and expenses. Therefore, if this legal matter was resolved against the Company for an amount in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.

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

On May 1, 2012, Physicians Healthsource, Inc. (hereinafter “Plaintiff”) filed a class action Complaint in U.S. District Court for the Northern District of Illinois against Allscripts-Misys Healthcare Solutions Inc., Allscripts, LLC and Allscripts Healthcare Solutions, Inc. (“Allscripts”). The Complaint alleges that on multiple occasions between July 2008 and December 2011, Allscripts or its agent sent advertisements by fax to the Plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). The Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. Allscripts was served with the Complaint and Plaintiff’s Motion for Class Certification on May 7, 2012 and the Company responded by filing a Motion to Dismiss. Discovery in this matter has been stayed pending a decision of the 7th Circuit Court of Appeals in the case of Holtzman v. Turza, which involves issues raised in the Company’s Motion. The Company has also filed a Motion requesting denial of Plaintiff’s Motion for Class certification. The Company intends to vigorously defend against these claims.

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis, the former Chief Financial Officer of the Company, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between November 18, 2010 and April 26, 2012. The Complaint alleges that the Company, Mr. Tullman and Mr. Davis made materially false and misleading statements and/or omissions during the putative class period regarding the Company’s progress in integrating Allscripts’ and Eclipsys’ business following the August 24, 2010 merger and that the Company lacked a reasonable basis for certain statements regarding the Company’s post-merger integration efforts, operations, results and projections of future financial performance. Two groups of plaintiffs have filed motions for appointment as lead plaintiff and for appointment as lead plaintiff’s counsel. These motions were fully briefed as of July 31, 2012. Defendants’ time to answer or otherwise plead is stayed pending appointment of lead plaintiff and lead plaintiffs’ counsel. The Company intends to vigorously defend against these claims.

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County Illinois against Glen Tullman, William Davis, Paul Black, Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, Michael Kluger, and Allscripts Healthcare Solutions, Inc. as nominal defendant. The suit alleges breach of fiduciary duties and unjust enrichment against former and current executives of Allscripts who allegedly made misleading claims about the Company’s business and financial state, causing its stock prices to be artificially inflated and then drop sharply when the Company reported earnings below expectations and disclosed a “leadership dispute” in an SEC filing. The Company has not yet responded to this lawsuit.

In the opinion of management, there is a reasonable possibility the Company may incur losses with respect to the three matters immediately above. However, given the current early stage of the matters, it is not possible to estimate the possible loss or range of loss at this time. We will continue to evaluate the potential exposure related to these matters in future periods.

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business, including intellectual property infringement, misappropriation or other intellectual property violation claims.

10. Business Segments

Prior to 2012, we utilized three reportable segments: Clinical Solutions, Hospital Solutions, and Health Solutions. In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. This realignment included the integration of our sales and services functions in the first quarter of 2012 as well as our solutions research and development team. After the realignment and based upon the information used by the chief operating decision maker to allocate resources, make operating decisions and assess performance, we now use the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing. Pathway Solutions and IT Outsourcing, which were reported under the Managed Services segment in the first quarter of 2012, are now separately presented consistent with changes in our internal reporting to our chief operating decision maker.

Software delivery primarily includes revenue from system solutions, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients. Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services. Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers. Pathway solutions includes revenue and the related expenses incurred from EDI medical claims processing for clients and our patient portal SaaS solution, and IT outsourcing derives its revenue from services provided to clients where we assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets, and includes the related expenses incurred to deliver IT outsourcing solutions to our clients. Segment data for 2011 presented below has been restated to conform to the current presentation.

Our chief operating decision maker uses segment revenues and income from operations as measures of performance and to allocate resources. In determining revenue and income from operations for our segments, we do not include the amortization of acquisition-related deferred revenue adjustments in revenue and we exclude amortization of intangible assets and stock-based compensation expense from the operating expense segment data provided to our chief operating decision maker. Accordingly, these amounts are not included in our reportable segment results and are included in the unallocated amounts within All Other.

Corporate general and administrative expenses are centrally managed and solutions research and development expenses, including the amortization of software development costs, are not attributed to an operating segment. As a result, these expenses are not allocated to our reportable segments because they are not part of the segment profitability results reviewed by management. Additionally, we do not track our assets by segment.

Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have presented the revenues and income from operations related to this segment within our reconciliation to consolidated amounts in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Revenue:
Software Delivery	$90,491	$103,409	$173,861	$196,112
Services Delivery	64,783	57,991	135,207	113,725
Client Support	114,156	105,641	229,042	210,279
Pathway Solutions	44,048	40,646	87,321	83,005
IT Outsourcing	40,210	36,499	78,001	67,122
All Other
Remote Hosting	18,017	17,158	34,936	34,084
Unallocated Amounts	(1,749)	(4,513)	(3,700)	(12,188)

Total All Other	16,268	12,645	31,236	21,896

Total revenue	$369,956	$356,831	$734,668	$692,139

Income from operations:
Software Delivery	$20,276	$29,735	$31,390	$50,985
Services Delivery	8,566	8,226	17,643	17,587
Client Support	77,456	70,146	155,368	140,905
Pathway Solutions	27,346	25,489	53,601	53,761
IT Outsourcing	8,488	7,445	16,320	13,494
All Other
Remote Hosting	120	1,442	478	2,759
Unallocated Amounts	(124,548)	(110,406)	(244,113)	(222,943)

Total All Other	(124,428)	(108,964)	(243,635)	(220,184)

Total income from operations	$17,704	$32,077	$30,687	$56,548

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations, such as nursing homes, to deliver world-class outcomes. We deliver innovative solutions that provide healthcare professionals with the information, insights and connectivity required to transform healthcare by improving the quality and efficiency of patient care.

We primarily derive our revenue from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales also are the basis for our recurring service contracts for software maintenance and certain transaction processing services. Prior to 2012, we used three reportable segments: Clinical Solutions, Hospital Solutions, and Health Solutions. In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. This realignment included the integration of our sales and services functions in the first quarter of 2012 as well as our solutions research and development team. After the realignment and based on the information used by management for making operating decisions and assessing performance, we use the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing. Pathway Solutions and IT Outsourcing, which were reported under the Managed Services segment in the first quarter of 2012, are now separately presented consistent with changes in our internal reporting to our chief operating decision maker.

We believe that the HITECH Act and other provisions provided by the American Recovery and Reinvestment Act (ARRA) will continue to be one of the biggest drivers of healthcare IT adoption in 2012. Management believes that to date the HITECH program has resulted in additional related new orders for all of our Electronic Health Record (“EHR”) products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is decreasing. Such practices may choose to replace older EHR technology in the future as “meaningful use” requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality.

We believe small- and medium-sized physician practices (those with three or fewer physicians, and four to 40 physicians, respectively) are increasingly adopting technology driven by a variety of factors, including a desire to maximize federal incentive payments, align with local hospitals, and merge with other practices, as well as other drivers. We have also experienced greater demand from small physician practices for our hosted solutions which reflects their motivation to reduce capital outlays. These offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as critical as in larger physician organizations.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for their affiliated physicians to leverage buying power and take advantage of the HITECH incentives across their employed physician base. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are incentivized to participate while the subsidizing health system expands connectivity within the local provider community. This pull-through effect has resulted in new orders for Allscripts Professional EHR (targeting mid-size physician practices) and Allscripts MyWay (for small physician practices). Management believes that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians seek to qualify for the HITECH incentives. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians.

The vast majority of our acute care and ambulatory customers continue to focus on achieving “meaningful use” under HITECH. As a result, during the remainder of 2012 much of our professional services deployment capacity will be consumed by demand from our customers who wish to upgrade to the most current release of our EHR products which are certified as meeting “meaningful use” requirements, as well as implementation of any additional modules required to achieve “meaningful use”. Our professional services margins could be impacted as we supplement our staff with third-party resources to help meet the demand. We expect this trend to continue into the near future as “meaningful use” Stage 2 requirements are defined and customers react to such requirements.

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

Allscripts today provides one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions with enterprise solutions for hospitals and health systems, we offer a unified portfolio of clinical, financial, connectivity and information solutions.

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

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and our customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the healthcare sector, including the Company. Additionally, conversations continue in Congress around the Medicare Sustainable Growth Rate reimbursement model and possible replacement payment methodologies, some of which would further encourage the adoption of health information technology in order to satisfy possible new requirements to report on quality measurements to receive payment through Medicare but which also currently raise ambiguity among physician populations and healthcare organizations.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Second Quarter 2012 Summary

Our results for the three months ended June 30, 2012 reflect stability within our business. Bookings, which reflect the value of executed contracts for our solutions, totaled $194 million for the second quarter and were comparable to our first quarter bookings; however, we realized an improvement in the mix of bookings during the current quarter. Ambulatory bookings from the mid-size physician market were a driver of bookings during the current quarter. Bookings were lower compared with the prior year bookings of $245 million.

Revenue increased to $370 million compared with $357 million in the prior year. Increases in all revenue categories offset a decline in system sales as we experienced a decline in orders as a number of our clients and prospects delayed purchase decisions as we continue our efforts to improve product performance and delivery execution. Revenue increased compared to first quarter revenue of $365 million. Sequentially we realized a $5 million increase in system sales which offset a decrease in professional services revenue as meaningful use upgrade services begin to decline.

Our operating cash flow remains strong with approximately $59 million generated in the second quarter which compares with $52 million in the prior year.

Gross research and development spending increased significantly compared with the prior year. We remain on track for approximately $190 million of gross research and development spending in 2012 and the release of several important upgrades, product enhancements and innovative solutions.

Following the largest client upgrade cycle in our history, we continue to work hard to improve client satisfaction with all aspects of our services and support capabilities. We added additional support resources domestically in the second quarter as we prepare for the increased demands we anticipate associated with ICD-10. We have also enhanced our initial training for new associates and will deliver additional and more frequent training to our existing support professionals.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue:
System sales	$46,565	$64,866	(28.2%)	$87,273	$119,362	(26.9%)
Professional services	67,380	58,134	15.9%	138,866	113,729	22.1%
Maintenance	113,899	103,249	10.3%	228,715	203,583	12.3%
Transaction processing and other	142,112	130,582	8.8%	279,814	255,465	9.5%

Total revenue	369,956	356,831	3.7%	734,668	692,139	6.1%

Cost of revenue:
System sales	35,063	35,902	(2.3%)	66,648	70,816	(5.9%)
Professional services	57,024	48,439	17.7%	118,726	94,062	26.2%
Maintenance	36,282	35,076	3.4%	72,286	68,123	6.1%
Transaction processing and other	84,097	69,619	20.8%	163,841	131,493	24.6%

Total cost of revenue	212,466	189,036	12.4%	421,501	364,494	15.6%

Gross profit	157,490	167,795	(6.1%)	313,167	327,645	(4.4%)
% of Revenue	42.6%	47.0%		42.6%	47.3%
Selling, general and administrative expenses	92,291	101,532	(9.1%)	189,608	205,680	(7.8%)
Research and development	38,240	24,764	54.4%	74,362	46,768	59.0%
Amortization of intangible assets	9,255	9,422	(1.8%)	18,510	18,649	(0.7%)

Income from operations	17,704	32,077	(44.8%)	30,687	56,548	(45.7%)
Interest expense	(4,358)	(5,050)	(13.7%)	(8,212)	(12,977)	(36.7%)
Interest income and other, net	150	355	(57.7%)	542	759	(28.6%)

Income before income taxes	13,496	27,382	(50.7%)	23,017	44,330	(48.1%)
Provision for income taxes	(5,515)	(11,506)	(52.1%)	(9,223)	(15,841)	(41.8%)

Effective tax rate	40.9%	42.0%		40.1%	35.7%
Net income	$7,981	$15,876	(49.7%)	$13,794	$28,489	(51.6%)

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue:
System sales	$46,565	$64,866	(28.2%)	$87,273	$119,362	(26.9%)
Professional services	67,380	58,134	15.9%	138,866	113,729	22.1%
Maintenance	113,899	103,249	10.3%	228,715	203,583	12.3%
Transaction processing and other	142,112	130,582	8.8%	279,814	255,465	9.5%

Total revenue	369,956	356,831	3.7%	734,668	692,139	6.1%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Total revenue increased during the three and six months ended June 30, 2012 compared to the prior year comparable periods as we realized increases in all revenue categories with the exception of system sales. The increase in professional services revenue was driven by an increase in professional services headcount which increased our ability to provide more billable services. We increased headcount primarily in response to the demand associated with increases in implementation and consulting services including the implementation of third-party solutions. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base. IT Outsourcing revenues are included in transaction processing and other and contributed $4 million and $11 million of the increase in revenue compared to the three and six months ended June 30, 2011, respectively, as we expanded our services to existing customers while also expanding our customer base. SaaS and hosting revenues also contributed to this increase as we expanded our customer base. Partially offsetting these increases in revenue for the three and six months ended June 30, 2012 is a decrease in system sales which consists of a $15 million and $21 million decrease in software revenue, respectively, and a $4 million and $11 million decrease in hardware revenue, respectively, as we experienced a decline in orders as a number of our clients and prospects delayed purchase decisions as we continue our efforts to improve product performance and delivery execution. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Total cost of revenue	212,466	189,036	12.4%	421,501	364,494	15.6%
Gross profit	157,490	167,795	(6.1%)	313,167	327,645	(4.4%)
% of Revenue	42.6%	47.0%		42.6%	47.3%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Gross profit decreased during the three and six months ended June 30, 2012 as the increase in total revenue was offset by an increase in costs of revenue compared to the prior year comparable period. During the three and six months ended June 30, 2012, we recognized a $3 million and $7 million increase in the amortization of software development costs, respectively, and an increase in professional services cost of revenue primarily due to the increased use of third-party resources to assist us in meeting demand attributable to increases in implementation and consulting services, including the implementation of third-party solutions, which offset an increase in professional services revenue. Gross profit was further impacted by an increase in transaction processing and other revenue that was offset by higher costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. Gross profit as a percent of revenue declined compared to the prior year due primarily to a higher mix of third-party systems sales which carry lower gross margin and the increases in amortization of software development costs, professional services costs and transaction processing-related costs.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative expenses	92,291	101,532	(9.1%)	189,608	205,680	(7.8%)

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Selling, general and administrative expenses decreased during the three and six months ended June 30, 2012 primarily due to a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs and a decrease in people-related expenses. Partially offsetting these decreases is an increase in legal expenses related to general legal matters, including expenses related to addressing claims involving the Company.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Research and development	$38,240	$24,764	54.4%	$74,362	$46,768	59.0%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Research and development expenses increased in the three and six months ended June 30, 2012 primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve performance and accelerate product integration and innovation. Also contributing to the increase for the six months ended June 30, 2012 is a decrease in the capitalization of software development costs as certain quality and efficiency development efforts were not eligible for capitalization.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Amortization of intangible assets	$9,255	$9,422	(1.8%)	$18,510	$18,649	(0.7%)

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Amortization of intangible assets recognized during the three and six months ended June 30, 2012 is in line with the prior period amounts.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Interest expense	($4,358)	($5,050)	(13.7%)	($8,212)	($12,977)	(36.7%)

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Interest expense decreased during the three and six months ended June 30, 2012 due to lower average debt balances during the periods in 2012. Interest expense is expected to trend higher due to interest expense associated with the incremental term loan executed during the current quarter. Also, interest expense for the six months ended June 30, 2011 includes the write-off of deferred debt issuance costs totaling $2 million in connection with the execution of an amendment to our credit facility agreement.

Interest Income and Other, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Interest income and other, net	$150	$355	(57.7%)	$542	$759	(28.6%)

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Interest income and other decreased during the three and six months ended June 30, 2012 due primarily to non-recurring charges recorded in the current period.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Provision for income taxes	($5,515)	($11,506)	(52.1%)	($9,223)	($15,841)	(41.8%)
Effective tax rate	40.9%	42.0%		40.1%	35.7%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

The effective tax rate for the three months ended June 30, 2012 is lower compared to the prior year comparable period primarily due to the prior year recognition of the impact of state tax legislation that partially offset the tax benefit previously recognized as a result of the refinement of state apportionment factors, and subsequent revaluation of deferred tax liabilities related to intangible assets acquired in connection with the Eclipsys Merger. Also contributing to the decrease is lower state tax expense, which is expected to recur, compared to the prior year.

The effective tax rate for the six months ended June 30, 2012 is higher compared to 2011 primarily due to the recognition in the prior year of the net tax benefit associated with the revaluation of deferred tax liabilities discussed above.

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue:
Software Delivery	$90,491	$103,409	(12.5%)	$173,861	$196,112	(11.3%)
Services Delivery	64,783	57,991	11.7%	135,207	113,725	18.9%
Client Support	114,156	105,641	8.1%	229,042	210,279	8.9%
Pathway Solutions	44,048	40,646	8.4%	87,321	83,005	5.2%
IT Outsourcing	40,210	36,499	10.2%	78,001	67,122	16.2%
All Other
Remote Hosting	18,017	17,158	5.0%	34,936	34,084	2.5%
Unallocated Amounts	(1,749)	(4,513)	(61.2%)	(3,700)	(12,188)	(69.6%)

Total All Other	16,268	12,645	28.7%	31,236	21,896	42.7%

Total revenue	$369,956	$356,831	3.7%	$734,668	$692,139	6.1%

Income from operations:
Software Delivery	$20,276	$29,735	(31.8%)	$31,390	$50,985	(38.4%)
Services Delivery	8,566	8,226	4.1%	17,643	17,587	0.3%
Client Support	77,456	70,146	10.4%	155,368	140,905	10.3%
Pathway Solutions	27,346	25,489	7.3%	53,601	53,761	(0.3%)
IT Outsourcing	8,488	7,445	14.0%	16,320	13,494	20.9%
All Other
Remote Hosting	120	1,442	(91.7%)	478	2,759	(82.7%)
Unallocated Amounts	(124,548)	(110,406)	12.8%	(244,113)	(222,943)	9.5%

Total All Other	(124,428)	(108,964)	14.2%	(243,635)	(220,184)	10.7%

Total income from operations	$17,704	$32,077	(44.8%)	$30,687	$56,548	(45.7%)

Software Delivery

Software delivery primarily includes revenue from system solutions, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$90,491	$103,409	(12.5%)	$173,861	$196,112	(11.3%)
Income from operations	$20,276	$29,735	(31.8%)	$31,390	$50,985	(38.4%)
Operating margin %	22.4%	28.8%		18.1%	26.0%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Software delivery revenue decreased during the three and six months ended June 30, 2012 due to a decrease in system sales which consists of a $12 million and $19 million decrease in software revenue, respectively, and a $4 million and $11 million decrease in hardware revenue, respectively, as we experienced a decline in orders as a number of our clients and prospects delayed purchase decisions as we continue our efforts to improve product performance and delivery execution. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Partially offsetting these decreases was an increase in SaaS revenues during the three and six months ended June 30, 2012 as we expanded our customer base.

Software delivery operating margins declined in the three and six months ended June 30, 2012 due to a higher mix of third-party systems sales which carry higher costs, an increase in amortization of software development costs and an increase in SaaS operations and infrastructure costs in response to increased demand for our SaaS solutions compared to the same periods in 2011.

Services Delivery

Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$64,783	$57,991	11.7%	$135,207	$113,725	18.9%
Income from operations	$8,566	$8,226	4.1%	$17,643	$17,587	0.3%
Operating margin %	13.2%	14.2%		13.0%	15.5%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

The increase in services delivery revenue during the three and six months ended June 30, 2012 is attributable to an increase in professional services headcount and an increase in the use of third party resources which increased our capacity to provide more billable services in response to increases in implementation and consulting services including the implementation of third-party solutions.

Services delivery expenses increased compared to the prior year comparable periods due to the increase in professional services headcount and the increase in the use of third party resources discussed above.

Services delivery operating margin declined in the six months ended June 30, 2012 primarily due to the incremental costs incurred as we increased headcount and utilized more third-party resources to meet demand which offset the increase in revenue.

Client Support

Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$114,156	$105,641	8.1%	$229,042	$210,279	8.9%
Income from operations	$77,456	$70,146	10.4%	$155,368	$140,905	10.3%
Operating margin %	67.9%	66.4%		67.8%	67.0%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Client support revenue increased during the three and six months ended June 30, 2012 due to increases in our client base and customer activations compared to the prior year comparable periods.

Client support expenses increased compared to the prior year comparable periods due to an increase in headcount.

Client support operating margin for the three and six months ended June 30, 2012 increased primarily due to an increase in maintenance revenue while our costs increased at a lower rate.

Pathway Solutions

Pathway solutions includes revenue and the related expenses for financial, administrative, and clinical offerings, including medical claims processing and other Revenue Cycle Solutions, ePrescribe and Patient Portal.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$44,048	$40,646	8.4%	$87,321	$83,005	5.2%
Income from operations	$27,346	$25,489	7.3%	$53,601	$53,761	(0.3%)
Operating margin %	62.1%	62.7%		61.4%	64.8%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Pathway solutions revenue increased during the three and six months ended June 30, 2012 primarily due to an increase in demand for our solutions.

Pathway solutions operating margin decreased in the three and six months ended June 30, 2012 as we incurred increased costs in response to demand for our solutions.

IT Outsourcing

IT outsourcing includes revenue from our information technology outsourcing solutions and includes the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$40,210	$36,499	10.2%	$78,001	$67,122	16.2%
Income from operations	$8,488	$7,445	14.0%	$16,320	$13,494	20.9%
Operating margin %	21.1%	20.4%		20.9%	20.1%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

IT outsourcing revenue increased during the three and six months ended June 30, 2012 primarily due to expanded service solutions to existing customers while also expanding our customer base.

IT outsourcing operating margin increased during the three and six months ended June 30, 2012 as increases in revenue were partially offset by increases in headcount-related costs as we responded to the increased demand for our IT outsourcing solutions.

All Other

Corporate general and administrative expenses are centrally managed and solutions research and development expenses, including amortization of capitalized software development costs, are not attributed to an operating segment. As a result, these expenses are not allocated to our reportable segments because they are not part of the segment profitability results reviewed by management.

In determining revenue and income from operations for our segments, we do not include the amortization of acquisition-related deferred revenue adjustments in revenue and we exclude amortization of intangible assets and stock-based compensation expense from the operating expense segment data provided to our chief operating decision maker. Accordingly, these amounts are not included in our reportable segment results and are included in the unallocated amounts within All Other.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue:
Remote Hosting	$18,017	$17,158	5.0%	$34,936	$34,084	2.5%
Unallocated Amounts	(1,749)	(4,513)	(61.2%)	(3,700)	(12,188)	(69.6%)

Total revenue	$16,268	$12,645	28.7%	$31,236	$21,896	42.7%

Income from operations:
Remote Hosting	$120	$1,442	(91.7%)	$478	$2,759	(82.7%)
Unallocated Amounts	(124,548)	(110,406)	12.8%	(244,113)	(222,943)	9.5%

Total income from operations	($124,428)	($108,964)	14.2%	($243,635)	($220,184)	10.7%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

The financial information above includes revenue primarily from our Remote Hosting operating segment and similar amounts of operating expenses related to this segment are included in income from operations for all periods presented. Operating income has decreased due to increased infrastructure costs incurred to accommodate software upgrades.

Expenses increased during the three and six months ended June 30, 2012 primarily due to an increase in research and development headcount. Also contributing to the increase are higher legal expenses in connection with general legal matters, including expenses related to addressing claims involving the Company, and a $3 million and $6 million increase, respectively, in amortization of software development costs compared to the prior year. These increases were partially offset by a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs.

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from June 30, 2012
	June 30,	December 31,	June 30,	December 31,	June 30,
(Dollar amounts in millions)	2012	2011	2011	2011	2011
Contract backlog:
System sales	$122	$136	$127	(10.3%)	(3.9%)
Professional services	381	393	341	(3.1%)	11.7%
Maintenance	849	833	780	1.9%	8.8%
Transaction processing and other	1,485	1,492	1,483	(0.5%)	0.1%

Total contract backlog	$2,837	$2,854	$2,731	(0.6%)	3.9%

Total contract backlog as of June 30, 2012 remained flat compared to December 31, 2011 as an increase in maintenance revenue backlog was offset by decreases in the other backlog categories. Maintenance revenue backlog increased as a result of new client go-lives as well as maintenance renewals in our installed base. System sales and professional services backlog declined as we experienced a decline in orders during the six months ended June 30, 2012 as a number of our clients and prospects delayed purchase decisions as we continue our efforts to improve product performance and delivery execution.

Total contract backlog increased during the six months ended June 30, 2012 compared to the prior year comparable period primarily due to an increase in professional services backlog which was driven by an increase in orders and an increase in maintenance revenue backlog as a result of new client go-lives as well as maintenance renewals in our installed base.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS. Bookings were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2012	2011	% Change	2012	2011	% Change
Bookings	$194	$245	(20.8%)	$389	$457	(14.9%)

We experienced a shortfall in bookings during the three and six months ended June 30, 2012 compared to the prior year comparable periods as a number of our clients and prospects delayed purchase decisions as we continue our efforts to improve product performance and delivery execution.

Liquidity and Capital Resources

As of June 30, 2012 and 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $122 million and $117 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2012	2011	$ Change
Net income	$13,794	$28,489	($14,695)
Non-cash adjustments to net income	98,622	92,900	5,722
Cash impact of changes in operating assets and liabilities	21,024	(2,242)	23,266

Net cash provided by operating activities	$133,440	$119,147	$14,293

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net cash provided by operating activities increased in the six months ended June 30, 2012 as cash received from customers increased at a faster rate than operating disbursements compared to the same period in 2011.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2012	2011	$ Change
Capital expenditures	($38,732)	($21,178)	($17,554)
Capitalized software	(26,936)	(30,323)	3,387
Net (purchases) sales and maturities of marketable securities and other investments	41	(12,868)	12,909
Proceeds received from sale of fixed assets	0	20,000	(20,000)
Change in restricted cash	0	2,225	(2,225)

Net cash used in investing activities	($65,627)	($42,144)	($23,483)

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net cash used in investing activities increased during the six months ended June 30, 2012 due to an increase in capital expenditures which was partially offset by a decrease in capitalized software development costs. Also, the prior year includes the acquisition of cost method investments, the release of restricted cash, and proceeds from the sale of certain hosting equipment and infrastructure that did not recur in the current period. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our SaaS and hosting solutions. The capitalization of software development costs decreased as certain quality and efficiency development efforts were not eligible for capitalization.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2012	2011	$ Change
Proceeds from issuance of common stock	$3,862	$19,977	($16,115)
Excess tax benefits from stock-based compensation	101	7,051	(6,950)
Taxes paid related to net share settlement of equity awards	(3,621)	0	(3,621)
Net payments on debt instruments	(204,476)	(115,723)	(88,753)
Credit facility borrowings, net of issuance costs	324,185	47,362	276,823
Repurchase of common stock	(225,961)	(50,051)	(175,910)

Net cash used in financing activities	($105,910)	($91,384)	($14,526)

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net cash used in financing activities increased during the six months ended June 30, 2012 due primarily to the increased level of activity under our stock repurchase program. This increase was partially offset by net borrowings under our credit facility which were used to finance stock repurchases during the current period. Proceeds from stock-based compensation activities were lower compared to the same period in 2011 and excess tax benefits from stock-based compensation declined as the fair value of equity awards vesting during the current period was more aligned with the fair value of the awards on the date of grant. Also, the current period includes net-share settlements of vested equity awards such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.

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

We calculate free cash flow as follows:

	Six Months Ended June 30,
(In thousands)	2012	2011	$ Change
Net cash provided by operating activities	$133,440	$119,147	$14,293
Capital expenditures	(38,732)	(21,178)	(17,554)
Capitalized software	(26,936)	(30,323)	3,387

Free cash flow	$67,772	$67,646	$126

Amounts for each element of the table above are as reported in our consolidated statements of cash flows presented in accordance with GAAP.

Future Capital Requirements

On June 11, 2012, we entered into an Incremental Assumption Agreement (the “Agreement”) with J. P. Morgan Securities LLC, Mizuho Corporate Bank, LTD., SunTrust Robinson Humphrey, Inc. and other participating lenders to borrow additional amounts under our existing Amended and Restated Credit Agreement (the “Credit Agreement”) in the form of a new incremental term loan. Proceeds from the incremental term loan of $150 million were used to partially refinance the $175 million outstanding under our revolving credit facility, which is provided for in the Credit Agreement. We also made a voluntary repayment of the revolver totaling $20 million at the time of the refinancing. The interest rate charged, debt covenants and other terms that apply to the term loan are defined by the terms of the Credit Agreement.

The aggregate principal amount of the incremental term loan of $150 million is payable in quarterly installments commencing on September 30, 2012 as follows (in thousands):

Quarterly Periods Ending	Quarterly Principal Amount
September 30, 2012 to June 30, 2013	$3,750
September 30, 2013 to June 30, 2014	5,625
September 30, 2014 to June 30, 2015	7,500
September 30, 2015 to March 31, 2016	11,250
June 11, 2016	Remaining balance

The following table summarizes our future payments under the senior secured credit facilities including the incremental term loan as of June 30, 2012:

(Dollar amounts in thousands)	Principal Payments	Interest Payments	Total Payments
Remaining payments due in 2012	$31,309	$5,973	$37,282
Payments due in 2013	80,647	10,416	91,063
Payments due in 2014	107,192	7,930	115,122
Payments due in 2015	209,148	4,465	213,613
Payments due in 2016	60,000	542	60,542
Thereafter	0	0	0

	$488,296	$29,326	$517,622

As of June 30, 2012, $483 million in term loans, $5 million under the revolving credit facility, and $2 million in letters of credit were outstanding under the Credit Agreement. As of June 30, 2012, the interest rate on the senior secured credit facilities was LIBOR plus 1.75%, which totaled 2.00%. Refer to Note 8, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our interest rate swap agreement. There was no default under the Credit Agreement as of June 30, 2012.

As of June 30, 2012, we had $243 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

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

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. Refer to “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II, Item 2 of this report for additional information regarding our stock repurchase program.

We currently plan to invest over $190 million in research and development efforts during 2012 to improve performance and accelerate product integration and innovation. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs as follows:

(Dollar amounts in thousands)	Six Months Ended June 30, 2012
Research and development costs directly recorded to expense	$74,362
Capitalized software development costs	26,936

Total expense	$101,298

Total revenue	$734,668
Total expense as a % of total revenue	14%

We believe that our cash, cash equivalents and marketable securities of $122 million as of June 30, 2012, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

With the exception of the additional amounts borrowed under our existing Credit Agreement described above under Future Capital Requirements, there were no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•	the possibility that the expected synergies and cost savings of the Eclipsys Merger will not be realized, or will not be realized within the expected time period;

•	the impact of the realignment of our sales and services organization;

•	the possibility that our current initiatives focused on product delivery, client experience and financial performance may not be successful;

•	potential difficulties or delays in achieving platform and product integration and the connection and movement of data among hospitals, physicians, patients and others;

•	competition within the industries in which we operate, including the risk that existing clients will switch to products of competitors;

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

•

compliance obligations under existing laws, regulations and industry initiatives, including increasing enforcement activity in respect of anti-bribery, fraud and abuse and similar laws, and future changes in laws or regulations in the healthcare industry, including possible regulation of our software by the U.S. Food and Drug Administration;

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•

the implementation and speed of acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009, as well as elements of the Patient Protection and Affordable Care Act (aka health reform) which pertains to healthcare IT adoption;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	legislative, regulatory and economic developments;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	breach of data security by third parties and unauthorized access to patient health information by third parties; and

•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

During the three and six months ended June 30, 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 9, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
04/01/12—04/30/12	0	$0.00	0	$348,044
05/01/12—05/31/12	15,177	$10.91	15,177	$182,523
06/01/12—06/30/12	5,514	$10.79	5,514	$123,044

	20,691	$10.87	20,691

Item 6.	Exhibits

(a)     Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ W. David Morgan
W. David Morgan
Interim Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 9, 2012

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By

3.1	By-Laws of Allscripts Healthcare Solutions, Inc.		8-K	3.1	May 17, 2012	Allscripts Healthcare Solutions, Inc.

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock		8-A	3.2	May 7, 2012	Allscripts Healthcare Solutions, Inc.

4.1	Rights Agreement, dated as of May 7, 2012, between Allscripts Healthcare Solutions, Inc. and Computershare Shareowner Services LLC, as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto		8-A	4.1	May 7, 2012	Allscripts Healthcare Solutions, Inc.

10.1	Incremental Assumption Agreement by and among Allscripts Healthcare Solutions, Inc. and Allscripts Healthcare, LLC (individually and collectively as the borrower), J. P. Morgan Securities LLC, Mizuho Corporate Bank, LTD., SunTrust Robinson Humphrey, Inc., and other participating lenders as the lenders, and JPMorgan Chase Bank, N.A., as administrative agent, dated June 11, 2012		8-K	10.1	June 12, 2012	Allscripts Healthcare Solutions, Inc.

10.2	† First Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.1	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.3	† Second Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		8-K	10.2	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.4	† First Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.3	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.5	† Second Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Laurie McGraw		8-K	10.4	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.6	Agreement, dated as of May 31, 2012, among Allscripts Healthcare Solutions, Inc., HealthCor Offshore Master Fund, L.P., HealthCor Hybrid Offshore Master Fund, L.P., HealthCor, L.P., HealthCor Long Offshore Master Fund, L.P. and HealthCor Management, L.P.		8-K	10.1	June 1, 2012	Allscripts Healthcare Solutions, Inc.

10.7	† Separation Agreement dated as of April 25, 2012 between the Company and Philip M. Pead		8-K	10.1	April 26, 2012	Allscripts Healthcare Solutions, Inc.

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

†	Indicates management contract or compensatory plan.