Form 10-Q
period 2012-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2012-11-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35547

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

As of October 31, 2012, there were 171,735,749 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$93,672	$157,753
Accounts receivable, net of allowance of $19,134 and $12,505 at September 30, 2012 and December 31, 2011, respectively	371,322	362,793
Deferred taxes, net	40,606	40,600
Inventories	1,722	2,059
Prepaid expenses and other current assets	124,494	117,444

Total current assets	631,816	680,649
Long-term marketable securities	1,718	1,675
Fixed assets, net	143,823	122,563
Software development costs, net	105,479	98,378
Intangible assets, net	442,381	489,848
Goodwill	1,039,364	1,039,364
Deferred taxes, net	5,017	5,017
Other assets	38,030	79,847

Total assets	$2,407,628	$2,517,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,765	$41,215
Accrued expenses	85,419	103,381
Accrued compensation and benefits	29,181	31,784
Deferred revenue	301,125	288,900
Current maturities of long-term debt and capital lease obligations	72,951	45,477

Total current liabilities	540,441	510,757
Long-term debt	386,793	322,664
Deferred revenue	20,663	18,891
Deferred taxes, net	122,317	119,728
Other liabilities	38,294	68,581

Total liabilities	1,108,508	1,040,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	0	0
Common stock: $0.01 par value, 349,000 shares authorized at September 30, 2012 and December 31, 2011; 256,134 and 171,462 shares issued and outstanding at September 30, 2012, respectively, 254,691 and 190,382 shares issued and outstanding at December 31, 2011, respectively	2,561	2,547
Treasury stock: at cost, 84,672 and 63,951 shares at September 30, 2012 and December 31, 2011, respectively	(278,036)	(52,075)
Additional paid-in capital	1,567,940	1,543,167
Retained earnings (accumulated deficit)	6,792	(16,377)
Accumulated other comprehensive loss	(137)	(542)

Total stockholders’ equity	1,299,120	1,476,720

Total liabilities and stockholders’ equity	$2,407,628	$2,517,341

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenue:
System sales	$35,220	$54,646	$116,176	$165,420
Professional services	62,749	65,275	201,615	179,004
Maintenance	119,263	113,244	354,295	325,415
Transaction processing and other	143,462	130,571	423,276	386,036

Total revenue	360,694	363,736	1,095,362	1,055,875

Cost of revenue:
System sales	29,960	39,604	96,608	110,420
Professional services	54,534	56,305	173,260	150,367
Maintenance	36,564	32,840	108,850	100,963
Transaction processing and other	82,600	73,014	246,441	204,507

Total cost of revenue	203,658	201,763	625,159	566,257

Gross profit	157,036	161,973	470,203	489,618
Selling, general and administrative expenses	90,412	92,152	280,020	297,832
Research and development	37,802	26,032	112,164	72,800
Asset impairment charges	11,101	0	11,101	0
Amortization of intangible assets	8,537	9,422	27,047	28,071

Income from operations	9,184	34,367	39,871	90,915
Interest expense	(3,718)	(3,746)	(11,930)	(16,723)
Interest income and other (expense), net	(15,845)	425	(15,303)	1,184

(Loss) income before income taxes	(10,379)	31,046	12,638	75,376
Benefit (provision) for income taxes	19,754	(11,909)	10,531	(27,750)

Net income	$9,375	$19,137	$23,169	$47,626

Earnings per share—basic and diluted	$0.05	$0.10	$0.13	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income	$9,375	$19,137	$23,169	$47,626
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	75	(7)	79	(6)
Derivatives:
Unrealized loss on derivative financial instruments	(433)	(2,420)	(1,544)	(5,724)
Reclassification adjustment for loss included in net income	432	535	1,376	1,528
Tax effect	(1)	738	65	1,635

Unrealized loss on derivative financial instruments, net of tax	(2)	(1,147)	(103)	(2,561)
Change in foreign currency translation adjustments	556	(1,933)	429	(1,091)

Total other comprehensive income (loss)	629	(3,087)	405	(3,658)

Comprehensive income	$10,004	$16,050	$23,574	$43,968

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$23,169	$47,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,582	97,236
Stock-based compensation expense	26,463	29,155
Excess tax benefits from stock-based compensation	(609)	(4,688)
Deferred taxes	951	25,212
Asset impairment charges	11,101	0
Other losses	795	2,685
Changes in operating assets and liabilities:
Accounts receivable, net	(8,094)	(54,306)
Inventories	297	1,796
Prepaid expenses and other assets	(3,395)	(19,870)
Accounts payable	7,767	(9,446)
Accrued expenses	(17,916)	9,494
Accrued compensation and benefits	(1,628)	(16,944)
Deferred revenue	14,379	52,869
Other liabilities	686	506

Net cash provided by operating activities	164,548	161,325
Cash flows from investing activities:
Capital expenditures	(55,481)	(33,301)
Capitalized software	(39,340)	(46,529)
Purchases of marketable securities and other investments	0	(12,900)
Sales and maturities of marketable securities and other investments	84	43
Proceeds received from sale of fixed assets	0	20,000
Change in restricted cash	0	2,225

Net cash used in investing activities	(94,737)	(70,462)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,042	27,481
Excess tax benefits from stock-based compensation	609	4,688
Taxes paid related to net share settlement of equity awards	(4,352)	(2,179)
Payments of capital lease obligations	(635)	(1,074)
Credit facility payments	(233,259)	(160,496)
Credit facility borrowings, net of issuance costs	324,035	47,193
Repurchase of common stock	(225,961)	(50,051)

Net cash used in financing activities	(135,521)	(134,438)

Effect of exchange rate changes on cash and cash equivalents	1,629	(1,050)

Net decrease in cash and cash equivalents	(64,081)	(44,625)
Cash and cash equivalents, beginning of period	157,753	129,403

Cash and cash equivalents, end of period	$93,672	$84,778

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

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity. The amount reclassed for each period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Revenue reclassifications from system sales to maintenance	$0	$2,895	$6,317	$11,483

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2012 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	September 30, 2012			December 31, 2011
(In thousands)	Classifications	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$9,361	$0	$9,361	$14,071	$0	$14,071
Marketable securities	Long-term marketable securities	0	1,718	1,718	0	1,675	1,675
Derivatives	Other liabilities	0	(1,922)	(1,922)	0	(1,754)	(1,754)

Total		$9,361	($204)	$9,157	$14,071	($79)	$13,992

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These investments are recorded at cost with a carrying value of $13 million at September 30, 2012 and are included in other assets in the accompanying consolidated balance sheets. We measure our cost method investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. If an evaluation is required, the fair value of these investments will be determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.

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

We recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Total stock-based compensation expense	$8,807	$9,934	$26,463	$29,155

Stock-based compensation expense is reflected in cost of revenue and the functional lines within operating expenses. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2012 and 2011.

We granted stock-based awards as follows:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Service-based restricted stock units	179	$10.50	3,055	$11.78
Service-based restricted stock units with a performance condition	90	$10.50	1,189	$13.20
Deferred stock units	3	$10.72	155	$11.08

	272	$10.51	4,399	$12.14

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

During the nine months ended September 30, 2012, we repurchased approximately 21 million shares of our common stock for approximately $226 million pursuant to this stock repurchase program. The average price paid per share was $10.89. As of September 30, 2012, the amount available for repurchase of common stock under this program was approximately $123 million.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that have vested in 2012 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were 303 thousand for the nine months ended September 30, 2012, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stockholder Rights Plan

The Company is authorized to issue up to 1 million shares of preferred stock, of which 349 thousand shares have been designated as Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement discussed below. As of September 30, 2012 and December 31, 2011, no shares of preferred stock were issued or outstanding.

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

The calculations of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Basic Earnings per Common Share:
Net income	$9,375	$19,137	$23,169	$47,626

Net income available to common shareholders	$9,375	$19,137	$23,169	$47,626

Weighted average common shares outstanding	170,874	188,330	181,156	189,110

Basic Earnings per Common Share	$0.05	$0.10	$0.13	$0.25

Earnings per Common Share Assuming Dilution:
Net income	$9,375	$19,137	$23,169	$47,626

Net income available to common shareholders	$9,375	$19,137	$23,169	$47,626

Weighted average common shares outstanding	170,874	188,330	181,156	189,110
Dilutive effect of stock options and restricted stock units and awards	1,880	3,142	1,835	2,907

Weighted average common shares outstanding assuming dilution	172,754	191,472	182,991	192,017

Earnings per Common Share Assuming Dilution	$0.05	$0.10	$0.13	$0.25

The following stock options and share awards are not included in the computation of diluted earnings per share as the effect of including such stock options and share awards in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Shares subject to anti-dilutive stock options and share awards excluded from calculation	2,340	326	1,182	800

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2012			December 31, 2011
(In thousands)	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$361,660	($190,576)	$171,084	$361,660	($170,157)	$191,503
Customer contracts and relationships	534,355	(315,058)	219,297	534,355	(288,010)	246,345

Total	$896,015	($505,634)	$390,381	$896,015	($458,167)	$437,848

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,039,364			1,039,364

Total			$1,091,364			$1,091,364

In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. After the realignment and based upon the information used by our chief operating decision maker for making operating decisions and assessing performance, we identified the following operating segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions, IT Outsourcing, and Remote Hosting. In reviewing these operating segments for goodwill reporting purposes, we determined that our operating segments are consistent with our reporting units. As a result of the business realignment, we will be required to perform our annual goodwill impairment test, which is the first day of the fiscal fourth quarter, based on the new reporting units. Refer to Note 11 Business Segments for additional information on our operating and reportable segments.

6. Asset Impairment Charges

On October 3, 2012, in order to better serve our clients and the healthcare market, we publicly announced a plan to standardize our small office electronic health record and practice management systems. As part of this plan, we will converge, over time, our MyWay Electronic Health Record System (“MyWay”) and Professional Suite Electronic Health Record System.

We plan to upgrade MyWay clients electing to migrate to the converged platform between January 2013 and September 2013, at no additional cost to the MyWay clients. The upgrade will position MyWay clients for Meaningful Use Stage 2 and ICD-10 compliance, and prepare them for the shift to value-based care that focuses on costs, quality and outcomes. MyWay clients not electing to upgrade will continue to have use of the application.

As a result of the above decision and the related elimination of future cash flows from sales of the MyWay application, we recorded a non-cash charge to earnings in the quarter ended September 30, 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Asset impairment charges	$11,101	$0	$11,101	$0

7. Debt

Debt outstanding consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Senior Secured Credit Facilities (long-term portion)	$386,793	$322,664
Senior Secured Credit Facilities (current portion)	72,289	44,677

Total debt	$459,082	$367,341

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Interest expense	$2,432	$2,981	$8,125	$10,801
Debt cost amortization	1,286	765	3,805	3,982
Write off of unamortized deferred debt issuance costs	0	0	0	1,940

Total interest expense	$3,718	$3,746	$11,930	$16,723

Credit Facility

On June 11, 2012, we entered into an Incremental Assumption Agreement (the “Agreement”) with J. P. Morgan Securities LLC, Mizuho Corporate Bank, LTD., SunTrust Robinson Humphrey, Inc. and other participating lenders to borrow additional amounts under our existing Amended and Restated Credit Agreement (the “Credit Agreement”) in the form of a new incremental term loan. Proceeds from the incremental term loan of $150 million were used to partially refinance the $175 million outstanding under our revolving credit facility, which is provided for in the Credit Agreement. We also made a voluntary repayment of the revolver totaling $20 million at the time of the refinancing. The interest rate charged, debt covenants and other terms that apply to the term loan are defined by the terms of the Credit Agreement. We incurred debt issuance costs totaling $1 million related to the incremental term loan, which were deferred and included within other assets on the balance sheet. Quarterly principal payments on the incremental term loan commenced on September 30, 2012.

The following table summarizes our future payments under the senior secured credit facilities including the incremental term loan as of September 30, 2012:

(Dollar amounts in thousands)	Principal Payments
Remaining payments due in 2012	$17,616
Payments due in 2013	78,770
Payments due in 2014	104,698
Payments due in 2015	199,395
Payments due in 2016	58,603
Thereafter	0

459,082
Senior Secured Credit Facilities (current portion)	72,289

Senior Secured Credit Facilities (long-term portion)	$386,793

As of September 30, 2012, $459 million in term loans, $0 million under the revolving credit facility, and $1 million in letters of credit were outstanding under the Credit Agreement. As of September 30, 2012, the interest rate on the senior secured credit facilities was LIBOR plus 2.00%, which totaled 2.22%. Refer to Note 9 for a discussion of our interest rate swap agreement. There was no default under the Credit Agreement as of September 30, 2012. Unamortized deferred debt issuance costs totaled $12 million, and are included within other assets on the balance sheet at September 30, 2012.

As of September 30, 2012, we had $249 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

8. Income Taxes

The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2012 could be different from the forecast rate. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to income attributable to foreign jurisdictions taxed at lower rates, state taxes, permanent differences and certain discrete items. The effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
(Loss) income before income taxes	($10,379)	$31,046	$12,638	$75,376
Benefit (provision) for income taxes	$19,754	($11,909)	$10,531	($27,750)
Effective tax rate	190.3%	38.4%	(83.3%)	36.8%

As of December 31, 2011, we had accrued approximately $29 million related to uncertain tax positions resulting from the Framework Agreement with Misys plc (“Misys”) dated June 9, 2010, which was subsequently amended on July 26, 2010. Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts through a series of transactions which are referred to as the “Coniston Transactions.” The acquired tax position related to the Coniston Transactions was indemnified by Misys in accordance with the Framework Agreement. Accordingly, we had an indemnification asset totaling $29 million, including related interest, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 2011.

During the three months ended September 30, 2012, we settled an IRS examination for the period May 2007 through May 2010 which primarily resulted in a tax assessment of $13 million that is indemnified by Misys pursuant to the Framework Agreement. The remaining tax liability related to the Coniston Transactions totaling $16 million was reversed, as reflected in the table below, and recognized as a tax benefit in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012.

Since the settlement amount with the IRS was less than the carrying value of the related indemnification asset, we recorded a write-off of the remaining indemnification asset, which is included in interest income and other (expense), net within the accompanying consolidated statements of operations. The resulting charge of $16 million is substantially non-deductible for tax purposes and therefore increases the effective tax rate for the entire year.

Excluding the effects of these items, our effective tax rate for the three and nine months ended September 30, 2012 is lower compared to the prior year due to a higher mix of foreign income taxed at lower rates and lower state tax expense.

We file income tax returns in the U.S. federal jurisdiction, numerous states and multiple international countries. We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

The following table reconciles unrecognized tax benefits:

(In thousands)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Beginning balance at January 1, 2012 and 2011, respectively	$43,284	$42,840
Increases for tax positions related to the current year	35	719
Decreases for tax positions related to prior years	(13,945)	0
Increases for tax positions related to prior years	495	282
Decreases relating to settlements with taxing authorities	(11,925)	0
Foreign currency translation	191	(215)
Reductions due to lapsed statute of limitations	0	(342)

Ending balance at September 30, 2012 and December 31, 2011, respectively	$18,135	$43,284

If any portion of our unrecognized tax benefits is recognized, the entire amount would impact our effective tax rate. Although the results and timing of the resolution of income tax audits is highly uncertain, we believe it is reasonably possible that approximately $5 million of gross unrecognized tax benefits will change in the next 12 months due to resolution of transfer pricing positions with various taxing authorities. We report interest and penalties related to uncertain income tax positions in the provision for income taxes line of our consolidated statements of operations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

(In thousands)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Interest and penalties included in provision for income taxes	($2,499)	$1,174

The amount of interest and penalties included in our consolidated balance sheets is as follows:

(In thousands)	September 30, 2012	December 31, 2011
Interest and penalties included in the liability for uncertain income taxes	$2,239	$4,737

9. Derivative Financial Instruments

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

The fair value of the derivative instrument was as follows:

(In thousands)	September 30, 2012	December 31, 2011
Fair value of interest rate swap agreement	($1,922)	($1,754)

We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Effective Portion
Loss recognized in OCI	($1)	($1,885)	($168)	($4,196)
Tax effect	(1)	738	65	1,635

Net	($2)	($1,147)	($103)	($2,561)

Loss reclassified from OCI to interest expense	$432	$535	$1,376	$1,528
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that approximately $1 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate 2.22% as of September 30, 2012 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2012 and 2011. We held no other derivative instruments during the three and nine months ended September 30, 2012 and 2011.

There were no realized gains (losses) on derivatives other than those related to the periodic settlement of the swap.

10. Contingencies

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

On February 11, 2011, Medical Services Associates, Inc. (“MSA”) filed binding arbitration against the Company alleging that the Company negligently caused a loss of medical billing data, negligently or intentionally misrepresented certain facts regarding the computer system being sold to MSA, and/or breached certain aspects of a contract to provide certain software-related goods and services to MSA. The Company filed its counterclaim on March 11, 2011. In June 2012, the parties and the Company’s insurance carrier agreed in principle, subject to execution of settlement documentation, to settle this matter for an undisclosed amount that will be funded by the Company’s insurance carrier and therefore it is not expected to have a material impact on the Company’s financial condition or results of operations. In October 2012, the parties entered into a written settlement agreement and the Company’s insurance carrier issued payment of the settlement amount.

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On or about November 1, 2010, Defendants moved to transfer the case to the special court for complex business litigation that resides in Hillsborough County, Florida. The Florida Business Court granted Defendants’ motion for transfer on January 13, 2011. The Defendants have answered the complaint and filed counterclaims against the Plaintiff alleging breach of license, breach of warranty, and breach of contract. On April 30, 2012, Plaintiff filed a motion seeking leave to amend its Complaint to add a claim alleging breach of a click-through license agreement and punitive damages. The Company has also recently moved for leave to amend its counterclaims to add a claim for negligent misrepresentations. Discovery in this matter is ongoing. The case is currently expected to be set for trial in July of 2013. The Company intends to continue to defend this matter vigorously. We believe that we have strong defensive positions in such matter, but the outcomes of intellectual property lawsuits are often uncertain.

In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to the above matters. However, the outcome of the foregoing litigation is inherently uncertain, and we may incur substantial defense costs and expenses. Therefore, if these legal matters were resolved against the Company for an amount in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.

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

On May 1, 2012, Physicians Healthsource, Inc. (“PHI”) filed a class action Complaint in U.S. District Court for the Northern District of Illinois against the Company. The Complaint alleges that on multiple occasions between July 2008 and December 2011, Allscripts or its agent sent advertisements by fax to the Plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). The Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. Allscripts was served with the Complaint and PHI’s Motion for Class Certification on May 7, 2012 and the Company responded by filing a Motion to Dismiss, which was denied but the Court requested that Allscripts file a second Motion to Dismiss. Discovery in this matter has been stayed pending a decision of the 7th Circuit Court of Appeals in the case of Holtzman v. Turza, which involves issues raised in the Company’s Second Motion to Dismiss. The Company has also filed a Motion requesting denial of PHI’s Motion for Class certification. The Company intends to vigorously defend against these claims.

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

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County Illinois against Glen Tullman, William Davis, Paul Black, Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, Michael Kluger, and Allscripts as nominal defendant. The suit alleges breach of fiduciary duties and unjust enrichment against former and current executives of Allscripts who allegedly made misleading claims about the Company’s business and financial state, causing its stock prices to be artificially inflated and then drop sharply when the Company reported earnings below expectations and disclosed a “leadership dispute” in an SEC filing. At present, the Company’s time to respond to the complaint is tolled pending the filing of an amended complaint in the Bristol County Retirement System case.

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

11. Business Segments

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

Corporate general and administrative expenses are centrally managed and solutions research and development expenses, including the amortization of software development costs, are not attributed to an operating segment. Additionally, during the three months ended September 30, 2012, we recorded certain asset impairment charges related to the convergence of our MyWay and Professional applications (refer to Note 6 Asset Impairment Charges for additional information) that are not attributable to an operating segment. As a result, these expenses are not allocated to our reportable segments because they are not part of the segment profitability results reviewed by our chief operating decision maker. Additionally, we do not track our assets by segment.

Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have presented the revenues and income from operations related to this segment within our reconciliation to consolidated amounts in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Revenue:
Software Delivery	$77,229	$95,751	$244,773	$283,275
Services Delivery	62,462	64,080	197,669	177,805
Client Support	118,315	113,142	353,674	332,009
Pathway Solutions	42,796	41,296	130,117	124,301
IT Outsourcing	41,261	33,733	119,262	100,855
All Other
Remote Hosting	17,854	18,151	52,790	52,235
Unallocated Amounts	777	(2,417)	(2,923)	(14,605)

Total All Other	18,631	15,734	49,867	37,630

Total revenue	$360,694	$363,736	$1,095,362	$1,055,875

Income from operations:
Software Delivery	$9,223	$19,935	$34,296	$62,332
Services Delivery	8,390	7,088	26,033	24,675
Client Support	81,143	78,973	242,828	228,466
Pathway Solutions	26,118	25,859	79,719	79,620
IT Outsourcing	8,978	6,145	25,298	19,639
All Other
Remote Hosting	668	652	1,146	3,411
Unallocated Amounts	(125,336)	(104,285)	(369,449)	(327,228)

Total All Other	(124,668)	(103,633)	(368,303)	(323,817)

Total income from operations	$9,184	$34,367	$39,871	$90,915

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We primarily derive our revenue from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales also are the basis for our recurring service contracts for software maintenance and certain transaction processing services. Prior to this year, we used three reportable segments: Clinical Solutions, Hospital Solutions, and Health Solutions. In connection with the integration of the Eclipsys operations, in 2012 we realigned certain functions within our business. This realignment included the integration of our sales and services functions in the first quarter of 2012 as well as our solutions research and development team. After the realignment and based on the information used by management for making operating decisions and assessing performance, we identified the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing.

We believe that the HITECH Act and other provisions provided by the American Recovery and Reinvestment Act (ARRA) will continue to be one of the biggest drivers of healthcare IT adoption in 2012. Management believes that to date the HITECH program has resulted in additional related new orders for all of our Electronic Health Record (“EHR”) products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is decreasing. Such practices may choose to replace older EHR technology in the future as “meaningful use” regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality.

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

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are incited to participate in the incentive program while the subsidizing health system expands connectivity within the local provider community. This pull-through effect has resulted in new orders for Allscripts Professional EHR targeting small- and mid-sized physician practices. Management believes that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians seek to qualify for the HITECH incentives for the first time or upgrade in advance of the start of Stage 2 of the program. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians.

The vast majority of our acute care and ambulatory customers continue to focus on achieving “meaningful use” under HITECH. As a result, during the remainder of 2012, much of our professional services deployment capacity will be consumed by demand from our customers who wish to upgrade to the most current releases of our EHR products which are certified as meeting “meaningful use” requirements, as well as those requesting implementation of any additional modules required to achieve “meaningful use.” Our professional services margins could be impacted as we continue to supplement our staff with third-party resources to help meet the demand. We expect this trend to continue into the near future as customers react to the finalized requirements for “meaningful use” Stage 2.

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

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and our customers. Some of these provisions (including Accountable Care Organizations and the Comprehensive Primary Care Initiative) may have a positive impact by requiring the expanded use of electronic health records and analytics tools to participate in certain federal programs, for example, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the healthcare sector, including the Company. Additionally, conversations continue in Congress around the Medicare Sustainable Growth Rate reimbursement model and possible replacement payment methodologies, some of which would further encourage the adoption of health information technology in order to satisfy possible new requirements tying the report of quality measurements to the receipt of payment through Medicare but which also currently raise ambiguity among physician populations and healthcare organizations.

Such payment and delivery system reform programs as have been launched related to the Medicare program are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Third Quarter 2012 Summary

Bookings, which reflect the value of executed contracts for our solutions, totaled $162 million for the third quarter which is lower compared with our second quarter bookings of $194 million and the prior year bookings of $267 million. Our current quarter results were impacted by clients who delayed decisions due to speculation about Allscripts’ future corporate autonomy, and also by clients who continued to delay purchase decisions as they wait for new product releases.

Revenue decreased slightly to $361 million compared with $364 million in the prior year. Increases in maintenance and transaction processing and other revenue categories were offset by decreases in system sales and professional services as we experienced a decline in orders as we continue our efforts to improve product performance and delivery execution. Revenue decreased compared with 2012 second quarter revenue of $370 million. Sequentially we realized an $8 million decrease in system sales and a $5 million decrease in professional services revenue as meaningful use upgrade services decline. These decreases offset an increase in maintenance revenue.

We generated operating cash flows of approximately $31 million in the third quarter which compares with $42 million in the prior year.

Gross research and development spending increased significantly compared with the prior year. We remain on track for approximately $190 million of gross research and development spending in 2012 and the release of several important upgrades, product enhancements and innovative solutions.

In order to better serve our clients and the healthcare market, in October 2012 we publicly announced a plan to standardize our small office electronic health record and practice management systems. As part of this plan, we will converge, over time, our MyWay Electronic Health Record System (“MyWay”) and Professional Suite Electronic Health Record System.

We plan to upgrade MyWay clients electing to migrate to the converged platform between January 2013 and September 2013, at no additional cost to the MyWay clients. The upgrade will position MyWay clients for Meaningful Use Stage 2 and ICD-10 compliance, and prepare them for the shift to value-based care that focuses on costs, quality and outcomes. MyWay clients not electing to upgrade will continue to have use of the application.

As a result of the above decision and the related elimination of future cash flows from sales of the MyWay application, we recorded a non-cash charge to earnings in the quarter ended September 30, 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay totaling $11 million, on a pre-tax basis. Additional non-recurring period costs will be incurred in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate.

Also impacting the financial statements for the third quarter is the settlement of an acquired tax position that was included in our liability for uncertain tax benefits prior to the current quarter. Pursuant to an agreement between Misys plc and Allscripts signed in 2010, Misys agreed to indemnify Allscripts against potential contingent tax liabilities for which it could be potentially liable, arising from Allscripts’ purchase of Allscripts shares from Misys in 2010. During the three months ended September 30, 2012, we recognized a tax benefit of $16 million related to the settlement of the acquired tax position for an amount less than the carrying value of the uncertain tax liability. Prior to this quarter, our consolidated balance sheet also included a tax indemnification asset related to the uncertain tax liability. Since the settlement amount was less than the carrying value of the indemnification asset, we recorded a write-off of the remaining indemnification asset, which is included in interest income and other (expense), net within the consolidated statement of operations. The resulting charge of $16 million is substantially non-deductible for tax purposes and therefore increases our effective tax rate for the entire year.

On November 8, 2012, we confirmed that in light of the ongoing interest expressed in the Company by third parties, we are evaluating strategic alternatives. There can be no assurance that this process will result in any specific transaction. As stated above, our third quarter bookings were impacted by speculation about Allscripts’ future corporate autonomy and the timing of new product releases. These factors are expected to also impact future bookings and results of operations.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue:
System sales	$35,220	$54,646	(35.5%)	$116,176	$165,420	(29.8%)
Professional services	62,749	65,275	(3.9%)	201,615	179,004	12.6%
Maintenance	119,263	113,244	5.3%	354,295	325,415	8.9%
Transaction processing and other	143,462	130,571	9.9%	423,276	386,036	9.6%

Total revenue	360,694	363,736	(0.8%)	1,095,362	1,055,875	3.7%

Cost of revenue:
System sales	29,960	39,604	(24.4%)	96,608	110,420	(12.5%)
Professional services	54,534	56,305	(3.1%)	173,260	150,367	15.2%
Maintenance	36,564	32,840	11.3%	108,850	100,963	7.8%
Transaction processing and other	82,600	73,014	13.1%	246,441	204,507	20.5%

Total cost of revenue	203,658	201,763	0.9%	625,159	566,257	10.4%

Gross profit	157,036	161,973	(3.0%)	470,203	489,618	(4.0%)
% of Revenue	43.5%	44.5%		42.9%	46.4%
Selling, general and administrative expenses	90,412	92,152	(1.9%)	280,020	297,832	(6.0%)
Research and development	37,802	26,032	45.2%	112,164	72,800	54.1%
Asset impairment charges	11,101	0	NM	11,101	0	NM
Amortization of intangible assets	8,537	9,422	(9.4%)	27,047	28,071	(3.6%)

Income from operations	9,184	34,367	(73.3%)	39,871	90,915	(56.1%)
Interest expense	(3,718)	(3,746)	(0.7%)	(11,930)	(16,723)	(28.7%)
Interest income and other (expense), net	(15,845)	425	NM	(15,303)	1,184	NM

(Loss) income before income taxes	(10,379)	31,046	(133.4%)	12,638	75,376	(83.2%)
Benefit (provision) for income taxes	19,754	(11,909)	(265.9%)	10,531	(27,750)	(137.9%)

Effective tax rate	190.3%	38.4%		(83.3%)	36.8%
Net income	$9,375	$19,137	(51.0%)	$23,169	$47,626	(51.4%)

NM – not meaningful

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue:
System sales	$35,220	$54,646	(35.5%)	$116,176	$165,420	(29.8%)
Professional services	62,749	65,275	(3.9%)	201,615	179,004	12.6%
Maintenance	119,263	113,244	5.3%	354,295	325,415	8.9%
Transaction processing and other	143,462	130,571	9.9%	423,276	386,036	9.6%

Total revenue	360,694	363,736	(0.8%)	1,095,362	1,055,875	3.7%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Total revenue decreased slightly during the three months ended September 30, 2012 compared with the prior year comparable period as increases in maintenance and transaction processing and other revenue were offset by decreases in system sales and professional services. Maintenance revenue increased primarily due to new system activations and the increase in transaction processing revenue is attributable to the expansion of IT Outsourcing services to our existing clients and growth in our client base. IT Outsourcing contributed $8 million of the increase in transaction processing and other revenue in addition to increases in SaaS and hosting revenues as we expanded our customer base. Offsetting these increases in revenue is a decrease in system sales which consists of a $12 million decrease in software revenue and an $8 million decrease in hardware revenue attributable to a decline in orders as certain clients and prospects delayed purchase decisions due to speculation about Allscripts’ future corporate autonomy and others continued to delay purchase decisions as they wait for new product releases. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Professional services revenue decreased compared with the prior year as a result of the decline in orders referenced above and a decrease in consulting services.

Total revenue increased during the nine months ended September 30, 2012 compared with the prior year as we realized increases in all revenue categories with the exception of system sales. The increase in professional services revenue was driven by increases in implementation and consulting services including the implementation of third-party solutions as compared with the prior year. On a year-to-date basis, orders for professional services have declined compared with the prior year which is reflected in the decline in professional services for the current quarter. Maintenance revenue increased primarily due to new system activations and the increase in transaction processing revenue is attributable to the expansion of IT Outsourcing services to our existing clients and growth in our client base. IT Outsourcing revenues contributed $19 million of the increase in transaction processing and other revenue in addition to increases in SaaS and hosting revenues as we expanded our customer base. Partially offsetting these increases in revenue for the nine months ended September 30, 2012 is a decrease in system sales which consists of a $31 million decrease in software revenue and a $18 million decrease in hardware revenue as we experienced a decline in orders as discussed above. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Total cost of revenue	203,658	201,763	0.9%	625,159	566,257	10.4%

Gross profit	157,036	161,973	(3.0%)	470,203	489,618	(4.0%)
% of Revenue	43.5%	44.5%		42.9%	46.4%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Gross profit decreased during the three months ended September 30, 2012 as we realized a decrease in revenues while costs of revenue increased primarily due to an increase in transaction processing and other costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. This increase and a $3 million increase in the amortization of software development costs were partially offset by decreases in costs of revenue associated with lower system sales and professional services revenue. Gross profit as a percent of revenue declined compared with the prior year due primarily to a higher mix of third-party systems sales which carry lower gross margin, the increases in amortization of software development costs and transaction processing-related costs discussed above, and lower utilization of professional services resources.

Gross profit decreased during the nine months ended September 30, 2012 as the increase in total revenue was offset by an increase in costs of revenue compared with the prior year comparable period as we recognized a $9 million increase in the amortization of software development costs and an increase in professional services cost of revenue primarily due to a higher mix of third-party systems sales that are more costly to implement, which offset an increase in professional services revenue. Gross profit was further impacted by an increase in transaction processing and other revenue that was offset by higher costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. Gross profit as a percent of revenue declined compared with the prior year due primarily to a higher mix of third-party systems sales which carry lower gross margin and the increases in amortization of software development costs, professional services costs and transaction processing-related costs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative expenses	90,412	92,152	(1.9%)	280,020	297,832	(6.0%)

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Selling, general and administrative expenses during the three months ended September 30, 2012 were flat compared to the prior year. During the nine months ended September 30, 2012, selling, general and administrative expenses decreased compared with the prior year due to a decrease in expenses incurred relating to the Eclipsys Merger and other non-recurring costs and a decrease in people-related expenses. Partially offsetting these decreases is an increase in legal expenses related to general legal matters, including expenses related to addressing legal claims involving the Company.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Research and development	$37,802	$26,032	45.2%	$112,164	$72,800	54.1%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Research and development expenses increased in the three and nine months ended September 30, 2012 primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve performance and accelerate product integration and innovation. Also contributing to the increase for the three and nine months ended September 30, 2012 is a decrease in the capitalization of software development costs as certain quality and efficiency development efforts were not eligible for capitalization.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Asset impairment charges	$11,101	$0	NM	$11,101	$0	NM

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

In October 2012, we publicly announced a plan to standardize our small office electronic health record and practice management systems and converge, over time, our MyWay application with our Professional Suite Electronic Health Record System. As a result of this decision and the related elimination of future cash flows from sales of the MyWay application, we recorded asset impairment charges during the three months ended September 30, 2012 related to the impairment of previously capitalized software development costs for our MyWay Electronic Health Record application plus the net carrying value of a perpetual license for certain software code incorporated in MyWay.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Amortization of intangible assets	$8,537	$9,422	(9.4%)	$27,047	$28,071	(3.6%)

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Amortization of intangible assets recognized during the three and nine months ended September 30, 2012 decreased compared with the prior year comparable periods as certain amortization periods ended and intangible asset amounts were fully amortized.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Interest expense	($3,718)	($3,746)	(0.7%)	($11,930)	($16,723)	(28.7%)

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Interest expense increased during the three months ended September 30, 2012 compared to the prior year due to increased debt outstanding associated with the incremental term loan executed in June 2012. Interest expense for the nine months ended September 30, 2012 is lower compared to the prior year due to lower average debt balances in 2012. Also, interest expense for the nine months ended September 30, 2011 includes the write-off of deferred debt issuance costs totaling $2 million in connection with the execution of an amendment to our credit facility agreement.

Interest Income and Other (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Interest income and other (expense), net	($15,845)	$425	NM	($15,303)	$1,184	NM

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Interest income and other (expense), net for the three and nine months ended September 30, 2012 includes a $16 million write-off of a tax indemnification asset due to the settlement of the related acquired tax position indemnified by Misys plc for an amount less than the carrying value of the indemnification asset.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Benefit (provision) for income taxes	$19,754	($11,909)	(265.9%)	$10,531	($27,750)	(137.9%)
Effective tax rate	190.3%	38.4%		(83.3%)	36.8%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

The effective tax rate for the three and nine months ended September 30, 2012 includes a $16 million tax benefit related to the settlement of an acquired tax position for an amount less than the carrying value of the uncertain tax liability. Accordingly, in the current quarter we recognized a tax benefit and decreased our liability for unrecognized tax benefits.

The acquired tax position referenced above was indemnified by Misys plc and a related tax indemnification asset was previously included within other assets in our consolidated balance sheet. Since the settlement amount was less than the carrying value of the indemnification asset, we recorded a write-off of the remaining indemnification asset, which is included in interest income and other within the consolidated statement of operations. The resulting charge of $16 million is substantially non-deductible for tax purposes and therefore increases the effective tax rate for the entire year.

Excluding the effects of these items, our effective tax rate for the three and nine months ended September 30, 2012 is lower compared to the prior year due to a higher mix of foreign income taxed at lower rates and lower state tax expense.

Segment Operations

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue:
Software Delivery	$77,229	$95,751	(19.3%)	$244,773	$283,275	(13.6%)
Services Delivery	62,462	64,080	(2.5%)	197,669	177,805	11.2%
Client Support	118,315	113,142	4.6%	353,674	332,009	6.5%
Pathway Solutions	42,796	41,296	3.6%	130,117	124,301	4.7%
IT Outsourcing	41,261	33,733	22.3%	119,262	100,855	18.3%
All Other
Remote Hosting	17,854	18,151	(1.6%)	52,790	52,235	1.1%
Unallocated Amounts	777	(2,417)	(132.1%)	(2,923)	(14,605)	(80.0%)

Total All Other	18,631	15,734	18.4%	49,867	37,630	32.5%

Total revenue	$360,694	$363,736	(0.8%)	$1,095,362	$1,055,875	3.7%

Income from operations:
Software Delivery	$9,223	$19,935	(53.7%)	$34,296	$62,332	(45.0%)
Services Delivery	8,390	7,088	18.4%	26,033	24,675	5.5%
Client Support	81,143	78,973	2.7%	242,828	228,466	6.3%
Pathway Solutions	26,118	25,859	1.0%	79,719	79,620	0.1%
IT Outsourcing	8,978	6,145	46.1%	25,298	19,639	28.8%
All Other
Remote Hosting	668	652	2.5%	1,146	3,411	(66.4%)
Unallocated Amounts	(125,336)	(104,285)	20.2%	(369,449)	(327,228)	12.9%

Total All Other	(124,668)	(103,633)	20.3%	(368,303)	(323,817)	13.7%

Total income from operations	$9,184	$34,367	(73.3%)	$39,871	$90,915	(56.1%)

Software Delivery

Software delivery primarily includes revenue from system solutions, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$77,229	$95,751	(19.3%)	$244,773	$283,275	(13.6%)
Income from operations	$9,223	$19,935	(53.7%)	$34,296	$62,332	(45.0%)
Operating margin %	11.9%	20.8%		14.0%	22.0%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Software delivery revenue decreased during the three and nine months ended September 30, 2012 due to a decrease in system sales which consists of a $12 million and $31 million decrease in software revenue, respectively, and an $8 million and $18 million decrease in hardware revenue, respectively, as we experienced a decline in orders as certain clients and prospects delayed purchase decisions due to speculation about Allscripts’ future corporate autonomy and others continued to delay purchase decisions as they wait for new product releases. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Partially offsetting these decreases was an increase in SaaS and subscription-based revenues during the three and nine months ended September 30, 2012 as we expanded our customer base.

Software delivery operating margins declined in the three and nine months ended September 30, 2012 due to a higher mix of third-party systems sales which carry higher costs, an increase in amortization of software development costs and an increase in SaaS operations and infrastructure costs in response to increased demand for our SaaS solutions compared with the same periods in 2011.

Services Delivery

Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$62,462	$64,080	(2.5%)	$197,669	$177,805	11.2%
Income from operations	$8,390	$7,088	18.4%	$26,033	$24,675	5.5%
Operating margin %	13.4%	11.1%		13.2%	13.9%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Services delivery revenue decreased during the three months ended September 30, 2012 compared with the prior year as a result of the decline in systems orders and a decrease in consulting services.

The increase in services delivery revenue during the nine months ended September 30, 2012 is attributable to increases in implementation and consulting services including the implementation of third-party solutions as compared with the prior year. On a year-to-date basis, orders for professional services have declined compared with the prior year which is reflected in the decline in professional services for the current quarter.

Services delivery operating margin increased during the three months ended September 30, 2012 as we decreased people-related costs in response to the decline in orders. Operating margin declined in the nine months ended September 30, 2012 primarily due to the incremental costs incurred to implement a higher mix of third-party systems sales that are more costly to implement.

Client Support

Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$118,315	$113,142	4.6%	$353,674	$332,009	6.5%
Income from operations	$81,143	$78,973	2.7%	$242,828	$228,466	6.3%
Operating margin %	68.6%	69.8%		68.7%	68.8%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Client support revenue increased during the three and nine months ended September 30, 2012 due to increases in our client base and customer activations compared to the prior year comparable periods.

Client support operating margin for the three months ended September 30, 2012 decreased slightly compared with the prior year as people-related and infrastructure expenses increased, and remained flat for the nine months ended September 30, 2012.

Pathway Solutions

Pathway solutions includes revenue and the related expenses for financial, administrative, and clinical offerings, including medical claims processing and other Revenue Cycle Solutions, ePrescribe and Patient Portal.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$42,796	$41,296	3.6%	$130,117	$124,301	4.7%
Income from operations	$26,118	$25,859	1.0%	$79,719	$79,620	0.1%
Operating margin %	61.0%	62.6%		61.3%	64.1%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Pathway solutions revenue increased during the three and nine months ended September 30, 2012 primarily due to an increase in demand for our solutions.

Pathway solutions operating margin decreased in the three and nine months ended September 30, 2012 as we incurred increased costs in response to demand for our solutions.

IT Outsourcing

IT outsourcing includes revenue from our information technology outsourcing solutions and includes the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$41,261	$33,733	22.3%	$119,262	$100,855	18.3%
Income from operations	$8,978	$6,145	46.1%	$25,298	$19,639	28.8%
Operating margin %	21.8%	18.2%		21.2%	19.5%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

IT outsourcing revenue increased during the three and nine months ended September 30, 2012 primarily due to expanded service solutions to existing customers while also expanding our customer base.

IT outsourcing operating margin increased during the three and nine months ended September 30, 2012 as increases in revenue were partially offset by increases in headcount-related costs as we responded to the increased demand for our IT outsourcing solutions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue:
Remote Hosting	$17,854	$18,151	(1.6%)	$52,790	$52,235	1.1%
Unallocated Amounts	777	(2,417)	(132.1%)	(2,923)	(14,605)	(80.0%)

Total revenue	$18,631	$15,734	18.4%	$49,867	$37,630	32.5%

Income from operations:
Remote Hosting	$668	$652	2.5%	$1,146	$3,411	(66.4%)
Unallocated Amounts	(125,336)	(104,285)	20.2%	(369,449)	(327,228)	12.9%

Total income from operations	($124,668)	($103,633)	20.3%	($368,303)	($323,817)	13.7%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

The financial information above includes revenue primarily from our Remote Hosting operating segment and similar amounts of operating expenses related to this segment are included in income from operations for all periods presented. Operating income for the nine months ended September 30, 2012 has decreased compared to the prior year period due to increased infrastructure costs incurred to accommodate software upgrades.

Expenses increased during the three and nine months ended September 30, 2012 primarily due to an increase in research and development headcount. Also contributing to the increase are higher legal expenses in connection with general legal matters, including expenses related to addressing claims involving the Company, and a $3 million and $9 million increase, respectively, in amortization of software development costs compared to the prior year. These increases were partially offset by a decrease in expenses incurred relating to the Eclipsys Merger and other non-recurring costs. Additionally, during the three months ended September 30, 2012, we recorded asset impairment charges totaling $11 million that are not attributable to an operating segment.

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from September 30, 2012
	September 30,	December 31,	September 30,	December 31,	September 30,
(Dollar amounts in millions)	2012	2011	2011	2011	2011
Contract backlog:
System sales	$111	$136	$125	(18.4%)	(11.2%)
Professional services	395	393	352	0.5%	12.2%
Maintenance	860	833	797	3.2%	7.9%
Transaction processing and other	1,461	1,492	1,496	(2.1%)	(2.3%)

Total contract backlog	$2,827	$2,854	$2,770	(0.9%)	2.1%

Total contract backlog as of September 30, 2012 remained flat compared with December 31, 2011 as an increase in maintenance revenue backlog was offset by decreases in systems sales and transaction processing and other backlog categories. Maintenance revenue backlog increased as a result of new client go-lives as well as maintenance renewals in our installed base. System sales backlog declined as we experienced a decline in orders during the nine months ended September 30, 2012 as we continue our efforts to improve product performance and delivery execution.

Total contract backlog increased during the nine months ended September 30, 2012 compared with the prior year comparable period primarily due to an increase in maintenance revenue backlog as a result of new client go-lives as well as maintenance renewals in our installed base.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS. Bookings were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2012	2011	% Change	2012	2011	% Change
Bookings	$162	$267	(39.3%)	$551	$724	(23.9%)

We experienced a decline in bookings during the three and nine months ended September 30, 2012 compared with the prior year comparable periods as certain clients and prospects delayed purchase decisions due to speculation about Allscripts’ future corporate autonomy and others continued to delay purchase decisions as they wait for new product releases.

Liquidity and Capital Resources

As of September 30, 2012 and 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $95 million and $86 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2012	2011	$ Change
Net income	$23,169	$47,626	($24,457)
Non-cash adjustments to net income	149,283	149,600	(317)
Cash impact of changes in operating assets and liabilities	(7,904)	(35,901)	27,997

Net cash provided by operating activities	$164,548	$161,325	$3,223

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net cash provided by operating activities increased in the nine months ended September 30, 2012 as cash received from customers increased at a faster rate than operating disbursements compared to the same period in 2011.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2012	2011	$ Change
Capital expenditures	($55,481)	($33,301)	($22,180)
Capitalized software	(39,340)	(46,529)	7,189
Net (purchases) sales and maturities of marketable securities and other investments	84	(12,857)	12,941
Proceeds received from sale of fixed assets	0	20,000	(20,000)
Change in restricted cash	0	2,225	(2,225)

Net cash used in investing activities	($94,737)	($70,462)	($24,275)

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net cash used in investing activities increased during the nine months ended September 30, 2012 due to an increase in capital expenditures which was partially offset by a decrease in capitalized software development costs. Also, the prior year includes the acquisition of cost method investments, the release of restricted cash, and proceeds from the sale of certain hosting equipment and infrastructure that did not recur in the current period. The increase in capital expenditures is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our SaaS and hosting solutions. The capitalization of software development costs decreased as certain quality and efficiency development efforts were not eligible for capitalization.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2012	2011	$ Change
Proceeds from issuance of common stock	$4,042	$27,481	($23,439)
Excess tax benefits from stock-based compensation	609	4,688	(4,079)
Taxes paid related to net share settlement of equity awards	(4,352)	(2,179)	(2,173)
Net payments on debt instruments	(233,894)	(161,570)	(72,324)
Credit facility borrowings, net of issuance costs	324,035	47,193	276,842
Repurchase of common stock	(225,961)	(50,051)	(175,910)

Net cash used in financing activities	($135,521)	($134,438)	($1,083)

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net cash used in financing activities increased during the nine months ended September 30, 2012 due primarily to the increased level of activity under our stock repurchase program. This increase was partially offset by net borrowings under our credit facility which were used to finance stock repurchases during the current period. Proceeds from stock-based compensation activities were lower compared to the same period in 2011 and excess tax benefits from stock-based compensation declined as the fair value of equity awards vesting during the current period was more aligned with the fair value of the awards on the date of grant. Also, the current period includes an increase in net-share settlements of vested equity awards such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.

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

We calculate free cash flow as follows:

	Nine Months Ended September 30,
(In thousands)	2012	2011	$ Change
Net cash provided by operating activities	$164,548	$161,325	$3,223
Capital expenditures	(55,481)	(33,301)	(22,180)
Capitalized software	(39,340)	(46,529)	7,189

Free cash flow	$69,727	$81,495	($11,768)

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

The following table summarizes our future payments under the senior secured credit facilities including the incremental term loan as of September 30, 2012:

	Principal	Interest	Total
(Dollar amounts in thousands)	Payments	Payments	Payments
Remaining payments due in 2012	$17,616	$3,127	$20,743
Payments due in 2013	78,770	11,098	89,868
Payments due in 2014	104,698	8,429	113,127
Payments due in 2015	199,395	4,726	204,121
Payments due in 2016	58,603	589	59,192
Thereafter	0	0	0

	$459,082	$27,969	$487,051

As of September 30, 2012, $459 million in term loans, $0 million under the revolving credit facility, and $1 million in letters of credit were outstanding under the Credit Agreement. As of September 30, 2012, the interest rate on the senior secured credit facilities was LIBOR plus 2.00%, which totaled 2.22%. Refer to Note 9, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our interest rate swap agreement. There was no default under the Credit Agreement as of September 30, 2012.

As of September 30, 2012, we had $249 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

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

We currently plan to invest over $190 million in research and development efforts during 2012 to improve performance and accelerate product integration and innovation. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenditures which we believe is a useful metric for evaluating how we are investing in innovation.

Nine Months
Ended
(Dollar amounts in thousands)	September 30, 2012
Research and development costs directly recorded to expense	$112,164
Capitalized software development costs	39,340

Total non-GAAP R&D-related expense	$151,504

Total revenue	$1,095,362
Total expense as a % of total revenue	14%

We believe that our cash, cash equivalents and marketable securities of $95 million as of September 30, 2012, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the three months ended September 30, 2012, we settled the acquired tax position related to the Misys share repurchase that occurred in 2010. Accordingly, we decreased our liability for unrecognized tax benefits by approximately $29 million.

With the exception of the settlement of an acquired tax position discussed above and additional amounts borrowed under our existing Credit Agreement described above under Future Capital Requirements, there were no material changes, outside of the ordinary course of business, to our contractual obligations and other related matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•	we may incur costs relating to the standardization of our small office electronic health record and practice management systems that could adversely affect our results of operations;

•	competitive pressures including product offerings, pricing and promotional activities;

•	our ability to establish and maintain strategic relationships;

•	errors or similar problems in our software products or other product quality issues;

•	the outcome of any legal proceeding that has been or may be instituted against us and others;

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

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	legislative, regulatory and economic developments;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	breach of data security by third parties and unauthorized access to patient health information by third parties;

•	the effects and results of the Company’s evaluation of strategic alternatives are uncertain; and

•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

During the three and nine months ended September 30, 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

On October 29, 2012, our recently appointed Chief Financial Officer commenced employment with the Company. However, since our Interim Chief Financial Officer is acting as the principal financial officer at the time of filing this Form 10-Q for the three months ended September 30, 2012, our Interim Chief Financial Officer will provide certification regarding the effectiveness of our disclosure controls and procedures.

As of September 30, 2012, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 10, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 include a detailed discussion of certain material risk factors facing us. The information presented below describes additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

We will incur costs relating to the standardization of our small office electronic health record and practice management systems that could adversely affect our results of operations.

In order to better serve our clients and the healthcare market, in October 2012 we initiated a plan to standardize our small office electronic health record and practice management systems. As part of this plan, we will converge, over time, our MyWay Electronic Health Record System (“MyWay”) and Professional Suite Electronic Health Record System. We plan to upgrade MyWay clients electing to migrate to the converged platform between January 2013 and September 2013, at no additional cost to the MyWay clients. The upgrade will position MyWay clients for Meaningful Use Stage 2 and ICD-10 compliance, and prepare them for the shift to value-based care that focuses on costs, quality and outcomes. MyWay clients not electing to upgrade will continue to have use of the application. As a result of this decision, we recorded a non-cash charge to earnings in the quarter ended September 30, 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay totaling $11 million, on a pre-tax basis. Additional non-recurring period costs will be incurred in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate. Moreover, the costs associated with this upgrade initiative could exceed our expectations and, accordingly, adversely affect our results of operations.

The effects and results of the Company’s evaluation of strategic alternatives are uncertain.

On November 8, 2012, we announced that the Company is evaluating strategic alternatives. There can be no assurance that this process will lead to a transaction. In addition, this process may distract the attention of our Board of Directors and management from our business, cause us to incur significant expenses pursuing one or more transactions unsuccessfully, or impair our relationships with customers, suppliers, business partners and employees. Certain prospective customers may delay or decline purchases of our products while this process is ongoing. If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.

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

The following table summarizes the stock repurchase activity for the three months ended September 30, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
07/01/12—07/31/12	0	$0.00	0	$123,044
08/01/12—08/31/12	0	$0.00	0	$123,044
09/01/12—09/30/12	0	$0.00	0	$123,044

	0	$0.00	0

Item 6.	Exhibits

(a)    Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2012.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ W. David Morgan
W. David Morgan
Interim Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: November 9, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith

10.1	† Employment Agreement, dated as of May 16, 2012 but effective as of May 21, 2012 between Allscripts Healthcare Solutions, Inc. and W. David Morgan	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

†	Indicates management contract or compensatory plan.