Form 10-K
period 2012-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2013-03-01
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2012

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

(312) 506-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Series A Junior Participating Preferred Share Purchase Rights	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2012, the last business day of the registrant’s most recently completed second quarter, as reported by NASDAQ Global Select Market, was approximately $1,821,664,594.

The number of outstanding shares of the registrant’s common stock as of February 8, 2013 was 172,262,618.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2013 annual stockholders’ meeting are incorporated by reference into Part III.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “10-K”) is not complete due to a change in 2012 of the registrant’s business segments, which requires the recasting of segment information for all periods presented. Additional time is necessary to complete the requisite procedures for the seven months in the period ended December 31, 2010 and the year ended May 31, 2010. As a result, (i) the consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for the seven months in the period ended December 31, 2010 and the year ended May 31, 2010, and the financial statement schedule for the seven months in the period ended December 31, 2010 and for the year ended May 31, 2010 are included in this 10-K but are unaudited (collectively, the “Subject Financial Statements”), and (ii) the report of the registrant’s independent registered public accounting firm in respect of the Subject Financial Statements has been omitted.

The registrant will file a Notification of Late Filing on Form 12b-25 with respect to the omitted portions of the 10-K, and undertakes to file a complete version of the 10-K within fifteen calendar days following the prescribed due date once the requisite procedures have been completed.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

2012 ANNUAL REPORT ON FORM 10-K

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•

the possibility that our current initiatives focused on product delivery, client experience, streamlining our cost structure, and financial performance may not be successful, which could result in customer attrition;

•	the impact of the realignment of our sales and services organization;

•	potential difficulties or delays in achieving platform and product integration and the connection and movement of data among hospitals, physicians, patients and others;

•

the risk that we will not achieve the strategic benefits of the merger (the “Eclipsys Merger”) with Eclipsys Corporation (Eclipsys), or that the Allscripts and Eclipsys products will not be integrated successfully;

•	competition within the industries in which we operate, including the risk that existing clients will switch to products of competitors;

•

failure to maintain interoperability certification pursuant to the Health Information Technology for Economic and Clinical Health Act, with resulting increases in development and other costs for us and possibly putting us at a competitive disadvantage in the marketplace;

•	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•

we may incur costs or customer losses relating to the standardization of our small office electronic health record and practice management systems that could adversely affect our results of operations;

•	competitive pressures including product offerings, pricing and promotional activities;

•	our ability to establish and maintain strategic relationships;

•	errors or similar problems in our software products or other product quality issues;

•	the outcome of any legal proceeding that has been or may be instituted against us and others;

•

compliance obligations under new and existing laws, regulations and industry initiatives, including new regulations relating to HIPAA/HITECH, increasing enforcement activity in respect of anti-bribery, fraud and abuse, privacy, and similar laws, and future changes in laws or regulations in the healthcare industry, including possible regulation of our software by the U.S. Food and Drug Administration;

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•

the continued implementation and ongoing acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009, as well as elements of the Patient Protection and Affordable Care Act (aka health reform) which pertain to healthcare IT adoption, including uncertainly related to changes in reimbursement methodology and the shift to pay-for-outcomes;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	legislative, regulatory and economic developments;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	breach of data security by third parties and unauthorized access to patient health information by third parties resulting in enforcement actions, fines and other litigation; and

•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business

Overview

Allscripts is a leading provider of healthcare clinical, financial, connectivity and information solutions and related professional services that empower hospitals, physicians and post-acute organizations, such as nursing homes, to deliver world-class outcomes. We deliver innovative solutions that provide healthcare professionals with the information, insights and connectivity with the goal of transforming healthcare by improving the quality and efficiency of patient care.

We provide a variety of integrated clinical software applications for hospitals, physician practices and post-acute organizations. For hospitals and health systems these applications include our Sunrise Enterprise suite of clinical solutions, comprising a full acute care Electronic Health Record (“EHR”), integrated with financial/administrative solutions including performance management and revenue cycle/access management. Our hospital and health system solutions include modules of the Sunrise suite that are available on a stand-alone basis, as well as additional stand-alone solutions including Emergency Department Information System (“EDIS”), care management and discharge management. Allscripts IT Outsourcing enables hospitals and physician groups to concentrate on their core mission while using IT to improve clinical, financial and operational outcomes. Allscripts Remote Hosting helps healthcare organizations manage their complex healthcare IT solutions infrastructure while freeing up the physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site.

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

Clients in every care setting can leverage Allscripts mobile solutions to deliver remote access to EHR and other capabilities on a wide variety of mobile devices including iPad, iPhone, BlackBerry, Android and Windows Mobile smartphones. Additional add-on applications include our Patient Portal, Patient Kiosk, Prenatal, and Analytics solutions. Our community-based solutions for hospitals and health systems, provided in partnership with dbMotion, deliver meaningful health information exchange and enable information connectivity across entire communities of providers, regardless of what technology vendor they use, helping our clients to compete in an evolving marketplace.

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

Eclipsys Merger

The combination of Allscripts and Eclipsys in 2010 has produced a larger, more competitive and complete solutions provider within the healthcare information technology industry. Today we bring to market one of the most comprehensive solution offerings for healthcare organizations of every size and setting. We provide a single platform of clinical, financial, connectivity and information solutions for every segment of the acute, ambulatory and post-acute market.

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

At the same time, our unique service-oriented architecture enables hospitals and health systems to pursue a best-of-class strategy that protects their current IT investments and applications without the added expense of the rip-and-replace strategy promoted by many acute care competitors. Moreover, our ability to field interoperable, vendor-agnostic solutions built on an “open” IT architecture provides us a competitive edge by enabling hospitals to easily connect their IT systems with those of affiliated physicians who use systems from another vendor. Hospitals view their affiliated base of referring physicians as important clinical partners, so information connectivity with these physicians streamlines the referral process and strengthens bonds with a key business constituency.

Our Competitive Strengths

We believe that the following competitive strengths are the keys to our success:

Industry-Leading Solutions

We have been an innovator in the development and adoption of healthcare information technology solutions. We believe our clinical and healthcare solutions provide the following advantages:

•

Client Reach. Healthcare providers can instantly access our web-based clinical solutions from the hospital, the clinic or remote locations. Providers appreciate the convenience of remote connectivity that enables them to easily perform critical tasks such as documenting patient visits, reviewing lab results and writing prescriptions after hours and while on call. In addition to the standard desktop computers, our solutions run on a wide variety of mobile devices including tablet PCs, every major smartphone, desktop workstations and other wireless devices.

•	Innovation. Allscripts has developed a reputation for innovation through the introduction of pioneering new products. Recent examples include:

•

In 2012 we released Allscripts Wand™, our native iPad® application for Enterprise and Professional EHR. It couples the latest in tablet technology with the latest in user-experience innovation for a revolutionary approach to how clinicians practice medicine. Wand enables the mobile healthcare professional to move between their desktop and iPad for patient consultations and management. The result is a streamlined workflow and faster access to data.

•

Sunrise Mobile MD, a mobile solution that offers physicians greater control of the patient encounter on an Apple iPhone® or iPod touch®. Sunrise Mobile MD is built on the company’s industry-defining open platform to enable proprietary, native integration with the Sunrise Enterprise 5.5 suite. Physicians using the Allscripts iPhone application gain direct access to and from the Sunrise Enterprise electronic health record enabling them to remotely monitor their hospitalized patients.

•

Allscripts Remote, the ambulatory corollary to Sunrise Mobile MD, enables physicians to access their Allscripts ambulatory EHR using an iPhone™, iPod touch®, BlackBerry®, Windows Mobile® or Android® smartphone. Capabilities include quick access to real-time patient summary information; fast communication to local hospital emergency rooms; convenient ePrescribing to the patient’s regular pharmacy; and real-time access to all the information a physician needs to make decisions, including medical history, lab results and medications.

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

•

The Allscripts Developer Program (ADP) enables clients and third parties to use Allscripts technology to natively integrate their applications with our clinical and business performance solutions. Clients can search the Allscripts Application Store & Exchange (ASX) to select or share applications developed through the ADP. By enabling Allscripts clients to easily locate and exchange technologies that are natively integrated with Sunrise Enterprise, ASX protects their existing technology investments and helps avoid expensive rip-and-replace situations. In October 2012, Allscripts launched a $1 million health innovation program, called the Open App Challenge. The program challenges developers and vendors to create and integrate applications that become an extension of Allscripts Open Electronic Health Records software. The goal is to make it easier for providers to add new apps to their workflow to improve patient outcomes in a measurable way. The program will feature awards for apps focused on the management of high cost chronic diseases and value-based care imperatives.

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

•

SaaS solutions. By making a wide variety of our solutions available on-demand over the Internet using a web browser we believe we have significantly increased their ease of adoption. This capability is especially important for physicians in independent practice and small groups who lack the resources and know-how to manage an on-premise software application. Notably, SaaS delivers all of the benefits of a “cloud-based” approach to delivering software while also providing the rich features and functionality of traditional software, which can be limited in some cloud-based healthcare IT architectures. Furthermore, our approach is a prudent response to persistent concerns with data privacy in the cloud. We believe our SaaS approach to on-demand software offers significant future flexibility without sacrificing current performance.

•

Interoperability. Our products are designed to operate with existing installed systems, in both ambulatory and acute settings. Our open architecture platform enables vendor freedom of choice to our clients and brings the management of healthcare technology into the modern age. The platform is intended to reduce the costs and resource demands hospitals experience in managing hundreds of vendor systems while effectively ending the battle between best-of-breed applications versus enterprise solutions. This platform opens the door to clients and third parties to natively build applications without the need for interfaces, thus providing a cost of ownership that can be dramatically lower than a single vendor with a closed proprietary architecture. Additionally, by making it easy for clients to deploy our Sunrise Enterprise and SCM solutions in combination with their existing IT assets, we can deliver Sunrise at a total-cost-of-ownership that is more manageable for mid-sized community hospitals than a total rip-and-replace approach, a model we believe represents a significant market opportunity.

•

Enhancing the Revenue Cycle. We focus on making it easier for our clients to access new opportunities for financial gain through a variety of revenue cycle solutions. In particular, we believe that our Payerpath solution is one of the leading revenue cycle management and clearinghouse services in the United States with more than 600 million revenue cycle management transactions processed each year. Available on a stand-alone basis or integrated with our practice management systems, Payerpath’s comprehensive suite of internet solutions addresses every step in the reimbursement cycle for physician practices, clearinghouses and payers, delivering improved reimbursement and claim management processes that lead to cleaner claims and faster payments. For example, Payerpath Eligibility provides instant verification of patient insurance eligibility, ending phone calls to payers to clarify covered procedures and patient eligibility. Another example, Allscripts Patient Payment Assurance provides point-of-care collection of credit card and debit card payments, reducing the need for patient billing, which can dramatically reduce patient receivables. By enabling significant return on investment, our revenue cycle solutions allow providers to focus less on running their businesses and more on providing quality patient care. Our new Allscripts RCM Services takes this approach to the next level with a fully outsourced business office.

•

Accelerated Upgrades. Our Upgrade Enablement Center (UEC) provides a quick and accelerated migration path for users of our legacy Misys EMR. The typically four- to six-week process lets clients protect their investment in software and information while upgrading to our Professional EHR, providing a rapid opportunity to participate in Health Information Technology for Economic and Clinical Health Act (HITECH) incentives.

Significant Installed Base

Approximately 180,000 physicians and 1,500 hospitals and more than 10,000 post-acute organizations nationwide use Allscripts solutions to automate and connect their clinical and business operations. Our significant installed base, including some of the country’s most prestigious medical groups and hospitals, serves as a reference source for prospective clients who are interested in purchasing our solutions.

Market Demand for Ambulatory EHR among Hospital Base

The proportion of U.S. physician practices owned by hospitals or health systems continues to grow. Industry observers expect this trend to continue for the foreseeable future and have projected the number to reach 75% by 2014 as hospitals seek to strengthen their relationships with physicians, who constitute by far their largest source of income (via patient referrals), and seek competitive advantage in their communities. A primary strategic imperative of hospital CIOs is to bring their current and newly-employed physicians live on a common EHR platform, ensuring continuity of care and greater efficiencies through seamless information exchange. At the same time, hospitals increasingly are seeking to take advantage of the HITECH incentives for EHR adoption by providing an EHR to their affiliated physicians at a subsidized rate. Their selection of an EHR for both employed and affiliated physicians hinges in large part on the level of integration between the EHR and their existing inpatient information system. The integration of Allscripts EHRs for physician practices and hospitals and health systems is intended in part to meet this rapidly evolving market demand.

Population Health

Allscripts’ open architecture supports the impending shift in care delivery from single patient, episodic care to continuous population health management by connecting communities and providing robust clinical analytics tools that stratify and offer valuable insights into patient populations. Allscripts clinical decision support tools at the point of care provide evidence based guidelines that facilitate better provider decisions, and ultimately, better patient outcomes. As requirements advance, Allscripts clinical intelligence solutions can help to identify high risk patients, reduce preventable costs and improve performance – all while providing a longitudinal view of the patient over the entire continuum of care. Additionally, patient engagement tools are integrated through the Allscripts open platform, promoting proactive patient involvement in their own care which is essential to optimizing patient outcomes, lowering overall costs and managing chronically ill populations.

A Solution for Accountable Care

Key healthcare stakeholders have proposed several solutions that fall under the general heading of Value-Driven Healthcare. The federal government’s leadership in this arena includes the HITECH Act, new payment models, such as Patient Centered Medical Home, and Accountable Care Organizations (ACOs), and demonstration projects, such as the Comprehensive Primary Care Initiative. Each of these efforts hinges on the need to improve care coordination between teams of providers and streamline transitions in care—the movement of patients from one care setting to another—which remains the weakest link in the healthcare chain. An interoperable, connected EHR is a required element to improve care transitions and ensure that providers in every setting have access to the latest information on their patients. The Allscripts Connected Community of Health takes the EHR to its logical conclusion. The connected community uses a combination of our open technology platform, our full spectrum connectivity to ambulatory, acute and post-acute solutions, and our robust community solutions to securely share information between providers in all care settings, no matter which health IT systems they use. Not only does this facilitate seamless care coordination between providers inside their own organization, but also with affiliated physicians and other independent stakeholders outside their organization. The goal is to create a “single source of truth” about a patient—a unified community record—to deliver effective and economical care.

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

Strength of Distribution Network and Payer Relationships

We employ a highly differentiated sales and distribution strategy to reach potential clients in all segments of the physician market, ranging from solo and small-group practices to the largest academic medical groups. Our strategy employs three sales channels—a large direct sales force, a national distribution network, and multiple hospitals that are marketing our solutions.

Allscripts has growing partnerships with retail health clinics in the United States. For example, in February 2012, a leading retail health clinic in the United States announced it will transition from its existing, proprietary Electronic Medical Record system to Allscripts. This transition will assist this provider in its mission of delivering high quality accessible medical care in hundreds of retail clinics across the United States.

The strength of our distribution network has enabled Allscripts to take a unique, three-pronged approach to addressing the physicians practice market one practice at a time, one community at a time, and one region at a time. One practice at a time refers to our basic selling model executed by our direct sales force. One community at a time is an approach demonstrated by multiple sales in 2012 including Coordinated Health, a top integrated healthcare delivery network across Pennsylvania and New Jersey. Coordinated Health selected Sunrise Clinical Manager™ from Allscripts to support collaborative care initiatives across Coordinated Health’s 11 locations, two hospitals, and one ambulatory surgery center, enhancing decision-making and automating processes for accuracy and patient safety. One region at a time is a strategy developed recently through our partnership with a large payer in North Carolina. Blue Cross and Blue Shield of North Carolina, in partnership with NC Health Information Exchange, announced in September 2011, they will provide an 85 percent subsidy for at least 750 physicians across the state to acquire Allscripts EHR and related training and support. The program will also enable participating providers to electronically exchange patient information with other North Carolina healthcare organizations through the NC Health Information Exchange. This partnership is representative of more payers investing in healthcare IT to encourage their network providers to deliver higher quality care.

Comprehensive Connect Strategy

The Allscripts Community Architecture helps local and regional health systems share information between a range of technologies from any source, creating a single patient record for providers across the continuum of care. The Allscripts Community Solution enables all the members of a patient’s care team to access the same up-to-date information about the patient, regardless of whether they work in acute, ambulatory or post-acute settings inside or outside the health system. The Allscripts Community Solution combines the Allscripts Community Exchange or KinexusTM with the Allscripts Community Record. Kinexus efficiently connects and manages electronic transactions of all kinds between health systems and community/affiliated physician practices. The Community Record, provided in partnership with a third party, dbMotion, aggregates and harmonizes data from virtually any EHR or other clinical IT system, creating a single patient record across a health system or community.

Meaningful Use Certification

Our core go-to-market acute care and ambulatory EHRs are certified as meeting the Stage 1 requirements for demonstrating Meaningful Use of an EHR, a requirement for healthcare organizations that demonstrate they have earned financial incentives as allowed for under the HITECH portion of the American Recovery & Reinvestment Act (ARRA). The following products are compliant with the criteria set for the 2011 Edition of our software by the Office of the National Coordinator for Health Information Technology (ONC) and certified by either the Drummond Group or Certification Commission for Health Information Technology (CCHIT), both of which qualify as an ONC Authorized Testing and Certification Body (ONC-ATCB), in accordance with the applicable eligible provider and hospital certification criteria adopted by the Secretary of Health and Human Services. Initial certifications were completed by the end of 2010 and subsequently have continued to be enhanced on an as-needed basis as product updates were released.

We expect to certify these products for the “2014 Edition” criteria in 2013. This certification will be required for users who intend to demonstrate Meaningful Use for either Stage 1 or Stage 2 beginning with their 2014 participation (this begins as soon as the October 2013 start date for Eligible Hospitals and January 2014 for Eligible Providers)

Ambulatory:

•	Allscripts Enterprise EHR (Complete): 11.2, 11.3, 11.4

•	Allscripts Enterprise EHR (Modular): 11.2, 11.2.0.496, 11.3, 11.4

•	Allscripts ePrescribe (Modular): 15.2.0, 16.0, 16.1

•	Allscripts Professional EHR (Complete): 9.2, 9.2.2, 9.3, 10, 12, 12.1

•	Sunrise Ambulatory Care Module Set (Modular): 5.5, 5.5 FP1, 6.0

•	Sunrise Patient Portal and Sunrise Ambulatory Care EHR (Modular): 5.5

Inpatient:

•	Allscripts ED (Complete): 7.0, 7.1

•	Allscripts ED (Modular): 6.3 Service Release 4

•	Sunrise Acute Care (Complete): 5.5, 5.5 FP1, 6.0

•	Sunrise Acute Care Module Set (Modular): 5.5, 5.5 FP1, 6.0

•	Sunrise Emergency Care (Complete): 5.5, 5.5 FP1, 6.0

•	Sunrise Emergency Care Module Set (Modular): 5.5, 5.5 FP1, 6.0

•	Sunrise Patient Portal and Sunrise Acute Care EHR (Modular): 5.5

We certified some of our solutions as both “complete” and “modular” EHRs under the ARRA regulations to provide clients with the flexibility to choose elements of the EHR which best fit their current IT environment. For instance, if an Enterprise EHR client wants to keep a previously-installed and certified patient portal application, under ARRA rules they need to implement our “modularly certified” version of that EHR, which is stripped of Enterprise’s portal capabilities.

Sales and Marketing

We employ sales executives with industry expertise, and we primarily sell directly to our customers through our sales force. In addition to our direct sales force, we also have established reseller relationships with a number of strategic partners. A number of our large hospital and health system clients also actively resell our solutions to other healthcare entities, primarily physician practices.

We continue efforts to expand sales of our solutions outside of North America, primarily in the European and Asia-Pacific region. We achieved initial success with sales of Sunrise Clinical Manager to the largest healthcare provider in Singapore as well as other hospital groups in Asia. Our performance with our Asian clients is proving to be a catalyst to help us drive additional business across the Asia-Pacific region. For example, in December 2011, we announced an agreement with a public health system in Australia to implement our Sunrise Enterprise acute care solution across their network. Further to our international success, Allscripts signed two new customers in the United Kingdom. Also in 2012, Allscripts extended our agreement with one of our customers in Italy.

Allscripts Offerings

We provide the following software and services:

•

Allscripts Enterprise EHR is an award-winning EHR solution with an open architecture designed to enhance physician productivity using tablet PCs, smartphones, or a desktop workstation for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others. Allscripts Enterprise is the clinical software solution of choice for multi-specialty and specialty practices as well as academic medical centers and hospital sponsored initiatives. Uniquely designed for the specific needs of physicians in today’s increasingly interconnected healthcare environment, Allscripts Enterprise empowers and connects an organization clinically, operationally and financially.

•

Allscripts Practice Management is a practice management system that streamlines financial and administrative aspects of physician practices, including patient scheduling and registration, electronic claims submission, electronic remittances and patient billing and collections. This system also provides multiple resource scheduling, instant reporting and referral tracking. Our electronic data interchange (“EDI”) solution facilitates statement management processing, claims management processing, electronic remittances and appointment reminders.

•

Allscripts Professional EHR is targeted at small to mid-sized physician practice groups and communities. Similar to our Enterprise EHR, this open solution offers advanced point-of-care clinical decision support and automates the most common physician activities, such as prescribing, clinical reporting, ordering lab tests and viewing results and capturing charges.

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

•

Allscripts Homecare is designed to improve clinical quality of care, financial performance, and operational control for large, integrated home care organizations and small home care companies. With a strong mobility platform, business, clinical and scheduling functionalities, it enables all users across home health, hospice and private duty organizations.

•

Allscripts Post-Acute Solutions streamline the transition of care process between hospitals and post-acute care facilities. We currently have more than 10,000 acute and post-acute care customers nationwide that will exchange over four million electronic hospital referrals. Allscripts post-acute solutions include: Referral Management, Referral Management Plus, Allscripts Mobile and Core System Integration.

•

Allscripts Care Management is a fully-integrated web-based solution that simplifies and consolidates utilization management, discharge planning, documentation integrity, audit management, quality management and risk management. Providing a single worklist for all care management processes, the Allscripts Care Management system transforms the administrative process for hospitals and post-acute care facilities, improving efficiency, streamlining and improving the quality of patient care, and generating cost savings and higher revenues. The suite of software that makes up Allscripts Care Management includes: Allscripts Utilization Management, Allscripts Discharge Planning, Allscripts Documentation Integrity, Allscripts Audit Management, Allscripts Quality and Risk Management. These systems are based on a SaaS model designed to provide ease of use and minimal IT staff involvement at the hospital.

Sunrise Enterprise is our suite of solutions for hospitals and health systems, including the following clinical, access, financial and departmental solutions for hospitals:

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

•

Sunrise Ambulatory Care is considered a module of Sunrise Clinical Manager that is typically implemented within physician practices owned by Sunrise-client hospitals; however, it is a full-service EHR that may also serve as a stand-alone solution for independent physician practices. Sunrise Ambulatory Care is built on the same database as Sunrise Clinical Manager, ensuring seamless integration and flow of patient information between the physician office and hospital.

•

Sunrise Surgery Powered by SIS is a comprehensive perioperative and anesthesia information management solution that is integrated through the Helios™ platform. Sunrise Surgery helps organizations increase quality and efficiency, improve patient safety, decrease costs and maximize revenues across the perioperative care continuum.

•

Sunrise Access Manager, which shares the Sunrise platform and database, which includes Sunrise Enterprise Scheduling and Sunrise Enterprise Registration. These integrated solutions enable healthcare providers to identify a patient at any time within a healthcare organization and to collect and maintain accurate patient information on an enterprise-wide basis.

•	Sunrise Financial Manager is a comprehensive revenue cycle solution for hospitals and health systems. It provides comprehensive revenue cycle functionality including revenue capture, billing and receivables for management for both hospital and hospital-based physician billing. It enables compliance, improves billing and collections accuracy and optimizes revenue cycle through a unique visual view of workflows, allowing users to easily adapt as their business changes.

•

Allscripts EPSi is an HFMA Peer-Reviewed financial performance management solution that provides integrated analytics, budgeting and knowledge-based performance management. EPSi brings together all the major components of financial management—strategic planning, product line budgeting, cost accounting and operation and capital budgeting—to more effectively and accurately plan for the future and address the financial challenges facing healthcare organizations today.

•

Allscripts Patient Flow is an enterprise-wide patient throughput management solution that automates complex and labor intensive operational processes which improve care coordination and communication while increasing overall efficiency and resource use. It addresses all aspects of patient flow in a hospital, from bed management to transport and turnover. The solution provides transparency and control over the flow process from a patient’s arrival in the Emergency Department or Admitting to patient placement and care delivery throughout hospital departments with well-coordinated discharge planning and faster bed turnover.

•

Sunrise Clinical Analytics (SCA) is an analytics solution for Sunrise Clinical Manager (SCM) users to monitor and improve clinical performance, report on ARRA Stage 1 and Stage 2, and, ultimately, reduce the cost of care. With prebuilt or customized reporting and dashboards, the organization gains access to insights on performance to drive improved clinical outcomes. With indicators and structured reports for over 90 quality measures, SCA provides actionable, automated clinical reporting, and seamlessly organizes transactional clinical data into meaningful information. In addition to nationally standardized quality measures, Sunrise Clinical Analytics provides an analytical view on the usage patterns, adoption barriers and care processes custom to a health system.

•

Allscripts Wand is the native iPad® application for Enterprise and Professional EHR. It couples the latest in tablet technology with the latest in user-experience innovation for a revolutionary approach to how clinicians practice medicine. With Wand, mobile healthcare professionals can access and manage the most commonly used features of Allscripts EHR throughout the day from their iPad—moving between their desktop and iPad for patient consultations and management.

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

•

Sunrise Radiology, a comprehensive radiology information system, delivers imaging data as an integrated part of the overall patient record that is accessible to clinicians at the point of care or other points of decision-making using any Sunrise Enterprise-enabled device.

Services

Managed IT Services (IT Outsourcing) Allscripts Managed IT Services helps clients maximize the power of their IT investments by delivering modular, cost-effective services that enhance productivity for users providing patient care and performing the core functions critical to running their healthcare organization. Our distinctive services model incorporates skilled professionals, best practices, and proven technology, which in return establish a driving infrastructure for continuous improvement across the healthcare organization. The Allscripts Managed IT Services portfolio is designed to enhance business agility, enabling organizations to focus on healthcare core competencies – improving patient outcomes. Our dynamic services assist clients in need of productive, experienced staff to augment IT projects or implementations; alternatively, our team can help clients manage complexity, gain scalability and lower costs by outsourcing specific IT business processes to our team or outsourcing the entire IT function, if desired.

Remote Hosting We offer remote hosting services to help our clients manage their complex healthcare IT solutions infrastructure while freeing up physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site. Under this offering, we assume responsibility for processing Allscripts and/or non-Allscripts applications for our clients using equipment and personnel at our facilities. Other remote services, such as remote monitoring and remote help desk, are also offered. Software installation, upgrades and patches and network configuration and repairs are handled by Allscripts IT professionals behind the scenes, so hospital IT departments can focus on more strategic initiatives.

Allscripts Professional Services Healthcare information technology services have been increasingly important, as federal initiatives have driven aggressive adoption of Electronic Health Records (EHR) and surrounding applications in both hospitals and ambulatory markets, driving a related need for workflow optimization and a strategic look at how organizations can maximize their opportunities via other health reform programs included in the Patient Protection and Affordable Care Act (PPACA). Allscripts’ highly skilled Professional Services team maintains in-depth knowledge of our products, a myopic focus on our client’s business processes and market needs in order to develop and deliver unparalleled Speed to Value for our products and solutions. Our world-class service team is dedicated to helping clients achieve quality outcomes through workflow optimization, best practices, applied technologies and world-class learning experiences. By deploying a customer-centric service model we are committed to delivering high-value healthcare solutions that build client trust, loyalty and a high degree of product and engagement satisfaction. Allscripts provides comprehensive offerings in implementation, consulting, education, managed IT services and technical support, including:

•	Clinical and Operations Consulting Services

•	ICD-10 and Meaningful Use Assessment Solutions

•	Optimization Services

•	Speed to Value—Implementation Services

•	Managed IT Services

•	Proactive Application Monitoring Services

•	Remote Database Administration and Monitoring Services

•	Education and Adoption Services

•	Native Integration Services

•	Technical Support Services

Research and Development

The majority of our software is based on Microsoft’s .NET Framework and other industry standards.

Our latest-generation clinical and access solutions use the same architecture and share the same health data repository and many other components, while being adapted for the workflows of different environments. This enables our clients to tie together their workflows and operations across the entire continuum of care. Further, our software is built on an open architecture that supports the secure exchange of data between systems, as well as the ability to embed and present content.

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

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(Dollar amounts in thousands)	2012	2011
Research and development costs directly recorded to expense	$162,158	$104,106	$43,261	$49,206
Capitalized software development costs	42,965	60,748	36,936	21,097

Total non-GAAP R&D-related expense	$205,123	$164,854	$80,197	$70,303

Total revenue	$1,446,325	$1,444,077	$613,309	$704,502
Total expense as a % of total revenue	14%	11%	13%	10%

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

Our principal existing competitors in the physician healthcare information systems and services market include athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Emdeon, Epic Systems Corporation, General Electric Company, Greenway Medical, McKesson Corporation, Quality Systems, Inc., The Trizetto Group, Inc., Vitera Healthcare Solutions and Wellsoft Corporation.

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include Cerner Corporation, Curaspan Health Group, Epic Systems Corporation, General Electric Company, Maxsys Ltd., McKesson Corporation, MedHost, Meditech, Midas+, Optum, Picis, ProviderLink, Quadramed, Siemens AG and Wellsoft Corporation.

Recent Industry Developments

On February 17, 2009, President Barack Obama signed the American Recovery & Reinvestment Act (ARRA), which incorporated the HITECH Act (HITECH) and federal Meaningful Use incentive program.

HITECH provides financial incentives through the Centers for Medicare and Medicaid Services (CMS) to physicians and hospitals that prove they have adopted and are using Electronic Health Record (EHR) technology to improve both the quality and cost-effectiveness of patient care. Studies demonstrate that effective use of EHRs can reduce medical errors, improve clinical quality and lead to better patient outcomes by enabling real-time access to patient records, medical information and best practices, and electronic connectivity to all healthcare stakeholders, including patients.

In addition to other components of the law, the ARRA provides for what is expected to be approximately $30 billion in funds to encourage health information technology utilization. The total included $2 billion in discretionary funds for supporting programs and an estimated $27 billion for incentives that began to be distributed through Medicare and Medicaid beginning in 2011 to promote widespread adoption and use of interoperable healthcare IT systems, such as the EHR. Physicians who have not adopted certified EHR systems by 2014 will have their Medicare reimbursements reduced by up to 5 percent over a period of time beginning in 2015. Hospitals that do not successfully demonstrate Meaningful Use in 2015 and beyond will also see a significant payment adjustment in their Medicare reimbursement.

Through the Meaningful Use incentives, CMS provides physicians with financial incentive payments of up to $44,000 for Medicare providers or $64,000 for Medicaid providers over five years, beginning in 2011, for deploying and using a certified EHR to care for patients. Hospital incentives under HITECH are tied to several factors but begin with a base payment of $2 million. The law already has ignited significant job growth in the information technology sector and, according to a Congressional Budget Office review of the law’s impact, is expected to drive up to 90 percent of US physicians to adopt EHRs in the next decade.

The U.S. Department of Health & Human Services announced in July 2012 within the final regulation related to Stage 2 of the Meaningful Use Electronic Health Record Incentive Program that providers (hospitals and physicians) who attested to their participation in 2011 will not have to start complying with Stage 2 requirements until 2014 rather than the originally scheduled 2013. The deferral was provided in order to provide sufficient time to develop and test updates to software applications meeting the anticipated Stage 2 requirements and transition all providers participating in the program to the updated applications while also ensuring patient safety. To date the deferral has not provided incentive or disincentive for new orders. Additionally, those participating in 2014 will only be required to do so for a single quarter, not for a full twelve months as originally required, and all participating providers will be required to use the 2014 Edition of the EHR provided by their software vendor. Under this change, we will thus have to transition all clients who have attested in 2011, 2012 and/or 2013 to the 2014 Editions of our software by the time they start their program participation in 2014.

The required implementation of new diagnosis and disease codes under ANSI-5010 and ICD-10 by 2013 is also of immediate interest to our client base. These regulations will present a positive opportunity for the company in the context of product upgrades, client service and training. However, the adoption of these standards and the deadline that corresponds with the start of the 2014 period for the EHR Incentive Program could place additional burden on us to meet implementation and training demands during a period of significant client upgrades and new orders associated with accelerating EHR adoption.

Another factor impacting demand for our solutions is the significant revision to provider reimbursement that is being undertaken at the federal level, fostering the move to a value-based system of care. As an example, the Centers for Medicare and Medicaid Services, or CMS, announced the Comprehensive Primary Care Initiative designed to reward providers who demonstrate an emphasis on cost containment and quality improvement specifically through care coordination and an increased emphasis on the role of the primary care provider. Healthcare organizations will need solutions like ours to shift from fee-for-service to fee-for-outcomes because their basic reimbursement will be based, ultimately, on proving quality outcomes that are captured, communicated, measured and shared with other relevant providers. Coordinated care models, of which Accountable Care Organizations (ACOs) are one example, will require an interoperable Electronic Health Record that connects providers across entire communities to coordinate care. Another notable element of the new models being created by the department of Health & Human Services is that every part of the healthcare community is important, which highlights our strategic asset—the Allscripts footprint in our 50,000 ambulatory practices, our relationships with over 1,500 acute care hospitals and our strong and growing penetration of the post-acute world, with more than 10,000 locations including homecare. Allscripts’ open platform is able to connect patient information into a single view and help to coordinate care, both inside an organization and throughout a community. Our analytics capabilities also provide insights that will drive both clinical and financial outcomes which will be core to provider revenue in the future.

A related development is the Hospital Readmission Reduction Program that took effect October 1, 2011. The final rules require hospitals to be financially responsible for the cost of care provided to discharged patients readmitted to the hospital for the same problem within 30 days after discharge. As a result, we believe more hospitals may be interested in using our Care Management and Discharge Management products, which streamline the flow of patient information from the hospital to community providers.

Strategic Alliances

Our key strategic relationships include the following:

•

Cisco Systems, Inc. We have a strategic partnership with Cisco to support our core business through enhanced communications technologies. Cisco technology powers many of the systems by which we communicate with our clients and employees.

•

CVS Caremark Our strategic partnership with CVS Caremark, the largest pharmacy healthcare provider in the United States, began in January 2010 when CVS Caremark transitioned thousands of providers using the company’s proprietary iScribe e-prescribing tool to Allscripts e-prescribing and retired iScribe. Since then, the companies have continued to collaborate. For example, most recently CVS Caremark selected Allscripts retail health solutions as the EHR for its MinuteClinic retail clinics nationwide. The first phase of the deployment, which is expected to ultimately include all 600+ MinuteClinics, began in 2012.

•

dbMotion In 2011, we made a strategic investment in dbMotion, a private company that provides the technology behind the Allscripts Community Record. dbMotion and Allscripts are working together to deliver integrated core solutions to improve Meaningful Use of information from the physician’s office to the hospital—connecting the community—within the patient’s continuum of care and the physician’s existing workflow.

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

•

Microsoft Corporation We have a strategic partnership with Microsoft, on whose technology Allscripts products are built. Microsoft SQL Server database and .NET Framework are at the core of our product development platform. The Microsoft platform and .NET Framework offer the ability to improve developer productivity and to deliver flexible applications faster. Microsoft .NET technologies enable healthcare organizations to achieve a lower total cost of ownership by easily integrating legacy applications with new technologies and enabling them to share information across organizations and platforms. Developing our solutions on the Microsoft platform eases our path for integration.

•

Nuance Communications, Inc. Our strategic partnership with Nuance encompasses utilizing the Nuance Dragon Speech recognition products with our suite of EHR and Radiology applications. Nuance, a leading provider of voice and language solutions for businesses and consumers around the world, has been a longtime partner of Allscripts and is focused on the areas of speech recognition, medical transcription, and clinical language understanding. By speech-enabling our applications, Nuance is helping to drive increased utilization of our products and improving overall client satisfaction. Revenue from the resale of Dragon has increased significantly over the past three years.

•

Quintiles, Inc. Quintiles helps biopharmaceutical companies develop and commercialize products to improve and lengthen patients’ lives while demonstrating value to stakeholders. Quintiles is a fully integrated biopharmaceutical services company offering clinical, commercial, consulting and capital solutions worldwide. Through our strategic partnership with Quintiles we plan to jointly develop software solutions to enable improvements to the drug development process. The goal of this partnership is to develop products that are designed to significantly reduce some of the bottlenecks that traditionally impede clinical research, outcomes, education and proof of new compound safety, effectiveness and value.

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

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

(Dollar amounts in millions)	As of December 31, 2012	As of December 31, 2011	% Change
Contract backlog:
System sales	$107	$136	(21.3%)
Professional services	376	393	(4.3%)
Maintenance	875	833	5.0%
Transaction processing and other	1,450	1,492	(2.8%)

Total contract backlog	$2,808	$2,854	(1.6%)

Total contract backlog as of December 31, 2012 decreased slightly compared with December 31, 2011 as an increase in maintenance revenue backlog was offset by decreases in systems sales, professional services, transaction processing and other backlog categories. Maintenance revenue backlog increased as a result of new client activations as well as maintenance renewals in our installed base. System sales backlog declined as we experienced a decline in orders during the year ended December 31, 2012; we continue our efforts to improve product performance and delivery execution. We estimate that approximately 44% of the total backlog at December 31, 2012 will be recognized as revenue during 2013.

Employees

As of December 31, 2012, we had approximately 7,100 employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

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

Risks Related to Our Business

Our current initiatives focused on product delivery, client experience, streamlining our cost structure, and financial performance may not be successful.

In an effort to address lower than expected financial results and sales in 2012, our management team is executing on a series of initiatives including improving product delivery and client experience, streamlining our cost structure, and improving financial performance. In 2013 we expect to invest over $200 million in research and development efforts to improve product performance, accelerate product integration and innovation, and to introduce enhancements for regulatory requirements. We have already taken important steps to help maximize the return on our research and development investments by creating “Centers of Excellence” for our development organization with a goal of providing a more concentrated and focused work environment while reducing complexity and cost. We also recently announced a site consolidation plan that is aligned with the Centers of Excellence strategy. In addition, we plan to more fully align our business terms and financial model with future market demands and unlock our competitive advantages by expanding our solution offerings to our large, diverse client base. Despite these efforts, there can be no assurance that these initiatives will be successful or will improve our results of operations. If these initiatives are not successful, we may experience customer attrition.

The realignment of our sales and service teams could adversely affect client relationships.

We recently realigned our sales and service teams in an effort to improve client service. This change combines and aligns our sales and services teams into multiple geographic regions and fully integrates our sales, services and client management resources into a single team that is closer to the client and accountable for ensuring excellent client service. As a result of this realignment, many of our clients have experienced a change in the Allscripts sales and service employees with whom they interact. While we believe that these changes will improve our clients’ experience overall, it is possible that they could adversely impact individual client relationships, client retention and sales of products and services to existing clients. In addition, it is possible that changes in our sales teams could adversely affect our ability to sell our products and services to new customers, which could have an adverse effect on our business, financial condition and results of operations.

If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services, our business, financial condition and results of operations will be adversely affected.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians and hospitals to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot provide assurance that physicians and hospitals will integrate our products and services into their workflow or that participants in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants, or if we fail to position our services as a preferred method for information management and healthcare delivery, our business, financial condition and results of operations will be adversely affected.

We may not see the benefits of government programs initiated to accelerate the adoption and utilization of health information technology and to counter the effects of the current economic situation.

While government programs have been initiated to improve the efficiency and quality of the healthcare sector and also counter the effects of the current economic situation, including expenditures to stimulate business and accelerate the adoption and utilization of health care technology, we cannot provide assurance that we will receive any of those funds. For example, the passage of the Health Information Technology for Economic and Clinical Health Act, or HITECH, under the American Recovery and Reinvestment Act of 2009 (ARRA) authorizes what is expected to be up to almost $30 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for financial incentives for implementing and using our services, there can be no certainty that the planned financial incentives, if made, will be made in regard to our services. We also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select our products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that Congress will repeal or not fund HITECH or otherwise amend it in a manner that would be unfavorable to our business.

Our integration of the legacy Eclipsys business continues to be a complicated undertaking, which presents risks and expenses.

The success of the Eclipsys Merger depends, in part, on the ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Eclipsys’ legacy business with our other business segments. The integration of the two businesses continues to be a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the entry into markets in which we have little or no direct prior experience, the potential loss of our key employees, and the potential inability to maintain the goodwill of existing clients.

If management is unable to successfully combine our businesses in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Eclipsys Merger, such anticipated benefits of the Eclipsys Merger may not be realized fully or at all or may take longer to realize than expected. Any of the described difficulties could adversely affect our ability to maintain relationships with customers, partners, suppliers and employees or our ability to achieve the anticipated benefits of the Eclipsys Merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by the Stimulus and as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

•	breadth and depth of services, including the level of product integration;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

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

Our success largely depends on the continued skills, experience, efforts and strategies of our management, technical and product design staff and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot provide assurance that we will continue to retain such personnel. We do not maintain keyman insurance for any of our key employees.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, our business, financial condition and results of operations will be adversely affected.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and increasingly aggressive industry standards and introduce new products and services accordingly. We cannot provide assurance that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

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

Complex software, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial releases;

•	product liability claims or patient safety issues;

•	delays in or loss of market acceptance of our solutions;

•	license terminations or renegotiations;

•	unexpected expenses and diversion of resources to remedy errors; and

•	privacy and/or security vulnerabilities.

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

Our business plan is predicated on our proprietary systems and technology products. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. In addition to existing trademark, trade secret and copyright law, we protect our proprietary rights through confidentiality agreements and technical measures. Allscripts also has a patent program where we identify and seek patent protections on certain technologies. We generally enter into non-disclosure and assignment agreements with our employees and consultants and limit access to our trade secrets and technology. Nonetheless, in some instances, third parties may have access to source-code versions of software. Furthermore, our use and distribution of open source software and modules in connection with our business also presents risks. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. We cannot be certain that, under the terms of those licenses, our software will be found to be in material compliance with such agreements or that it might subject the company to claims of infringement. We cannot provide assurance that the steps we have taken have prevented or will prevent misappropriation of our technology. Misappropriations of our intellectual property have occurred in the past. Misappropriation of our intellectual property could have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of infringement, misappropriation or other violations of third-party intellectual property rights. We may incur substantial costs and the diversion of management’s time and attention as a result and an adverse decision could have a negative impact on our business.

If we are deemed to infringe, misappropriate or violate the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We are and may continue to be subject to intellectual property infringement, misappropriation or other intellectual property violation claims as our applications’ functionality overlaps with competitive products and third parties may claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. We do not believe that we have infringed or are infringing on any valid or enforceable proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot provide assurance that infringement, misappropriation or claims alleging intellectual property violations will not be asserted against us in the future. Also, we cannot provide assurance that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot provide assurance that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. Such claims also might require indemnification of our clients at significant expense.

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

We provide content for use by healthcare providers in treating patients. Third-party content suppliers provide certain of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If our security is breached, we could be subject to liability, and customers could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including protected health information, financial information, and other sensitive information relating to our customers, company and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of our business operations. Similarly, denial-of-service or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property.

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

In addition, we use third-party contractors, to store, transmit, or host sensitive information for our customers. While we have contractual relationships with these third-party contractors that require them to have appropriate security programs and controls in place and, frequently, to indemnify us, any compromise or failure of these contractors’ security, could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our customers.

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

Our business model depends on our success with maintaining our existing customers and selling follow-on and incremental products and services to our existing customers. In addition, our success with certain clients requires our achieving interoperability among the products offered by legacy Allscripts and legacy Eclipsys to provide a single solution that connects healthcare providers across care settings. Also critical to our success is our ability to sell our electronic health record products to our legacy entities’ practice management customer base. Additionally, certain of our clinical solutions business unit customers initially purchase one or a limited number of our products and services. These customers might choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease.

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

On January 25, 2013, the Federal Register published the final omnibus rules of the U.S. Department of Health and Human Services (HHS) which modify the HIPAA Privacy, Security, Breach Notification and Enforcement Rules. These rules impose additional obligations and burdens on covered entities, business associates and subcontractors relating to the privacy and security of Protected Health Information. Much of the Privacy and all of the Security Rule now applies directly to business associates and their subcontractors. These new rules may increase the cost of compliance and could subject us to additional enforcement actions.

•

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing (ePrescribing), which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the Federal level, however, on the use of ePrescribing for controlled substances and certain other drugs, including a new regulation enacted by the Drug Enforcement Association (DEA) in mid-2010. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect many additional states to directly address these areas with regulation in the near future. In addition, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations on November 7, 2005 (effective January 1, 2006), and final regulations governing the standards for ePrescribing Under Medicare Part D on April 7, 2008 (effective June 6, 2008) (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Other rules governing ePrescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA, as well as a set of penalties for those not transmitting a minimum number of electronic prescriptions or participating in the Electronic Health Record Incentive Program (Meaningful Use). This incentive program is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and which is now known as the Physician Quality Reporting System (PQRS). Eligible professionals do not need to participate in PQRS to participate in the ePrescribing Incentive Program. Both programs were in effect throughout 2012 and remain in effect for 2013, with both generating payment adjustments for non-participating providers. To the extent that these new initiatives and regulations foster the accelerated adoption of ePrescribing and Allscripts is a leader in the ePrescribing space, our business benefits from these incentive programs. However HITECH is the most prominent incentive program since its passage, reducing the impact the MIPPA and PQRS programs have in spurring greater adoption of ePrescribing or other health information technology.

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

Under HITECH, eligible health care professionals and hospitals may qualify for Medicare and Medicaid payment for the Meaningful Use of certified electronic health record technology that meets specified objectives. The criteria for meaningful use will be staged in at least three stages over the course of several years. Ongoing compliance with regulations related to this evolving program could be expensive and time-consuming.

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

•

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act The FDA may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires these data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre—and post-market conditions like approval, labeling and manufacturing. The FDA can impose extensive requirements governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse effect on our business.

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

The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market, especially in response to recent government subsidies. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot provide assurance that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be adversely affected.

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

We may experience customer attrition and incur costs relating to the standardization of our small office electronic health record and practice management systems that could adversely affect our results of operations.

To serve our clients and the healthcare market better, in October 2012 we initiated a plan to standardize our small office electronic health record and practice management systems. As part of this plan, we will converge, over time, our MyWay Electronic Health Record System (MyWay) and Professional Suite Electronic Health Record System (Professional Suite). We plan to upgrade MyWay clients electing to migrate to the converged platform between January 2013 and September 2013, at no additional cost to the MyWay clients. The upgrade will position MyWay clients for Meaningful Use Stage 2 and ICD-10 compliance, and prepare them for the shift to value-based care that focuses on costs, quality and outcomes. MyWay clients not electing to upgrade will continue to have use of the application. As a result of this decision, we recorded a non-cash charge to earnings in the quarter ended September 30, 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay totaling $11 million, on a pre-tax basis. Additional non-recurring period costs will be incurred in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate. Additionally, a complaint against us was filed in December 2012 related to the plan we have initiated. The complaint seeks to certify a class of MyWay customers and seeks damages for claims of breach of warranty and unjust enrichment. The costs associated with this upgrade initiative and litigation could exceed our expectations and, accordingly, adversely affect our results of operations.

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

We are working to expand operations in markets outside North America. There is no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing and supporting our software abroad. Expansion of our international sales and operations may require a significant amount of attention from our management, establishment of service delivery and support capabilities to handle that business and commensurate financial resources, and may subject us to risks and challenges that we would not face if we conducted our business only in the United States. We may not generate sufficient revenues from international business to cover these expenses.

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

Foreign operations present certain additional risks, including:

•	the general economic and political conditions existing in those countries;

•	difficulties in staffing and managing our foreign offices, and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	product standards or regulations that differ from country to country and from those imposed upon the country by the United States government;

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	longer payment cycles; and

•	greater difficulties in accounts receivable collection.

Risks Related to Our Common Stock

Future sales of our common stock in the public market could adversely affect the trading price of our common stock that we may issue and our ability to raise funds in new securities offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of February 8, 2013, we had approximately:

•	172 million shares of common stock outstanding;

•	3 million shares of common stock reserved and available for issuance pursuant to outstanding stock options (at a weighted average exercise price of $12.06 per share); and

•	7 million shares of common stock reserved and available for issuance to settle outstanding restricted stock units and awards.

In connection with our acquisition strategy, we may issue shares of our common stock as consideration in other acquisition transactions. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

Any issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.

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

In addition, we recently adopted a stockholder rights plan. The rights issued under the stockholder rights plan may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the rights. Accordingly, the rights plan may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by our board of directors. Our Board of Directors expects the stockholder rights plan approved on May 7, 2012, to expire under its original terms on May 6, 2013, without being renewed.

Our goodwill could become impaired and adversely affect our net worth and the market value of our common stock.

Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. Under generally accepted accounting principles (“GAAP”) in the United States of America, this would result in a charge to our operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill could have a material impact on our operating results. A further decline in the market value of our common stock resulting in a significant reduction in the market capitalization of the Company could be considered an indicator of potential impairment of our goodwill, causing us to perform an evaluation of the carrying amount of our goodwill which could result in a charge against our earnings.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we can make no assurance that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. Additionally, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed and operated, or if our independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then it may issue an adverse opinion. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We base our expense levels in part on our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue than expected, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. In addition, our product sales cycle for larger sales is lengthy and unpredictable, making it difficult to estimate our future bookings for any given period. If we do not achieve projected booking targets for a given period, securities analysts may change their recommendations on our common stock. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist of approximately 1 million square feet of leased facilities. Our facilities house various sales, services, support, development, data processing, technology functions, certain ancillary functions and other back-office functions for current operations of all segments. We believe that adequate, suitable lease space will continue to be available for our needs. Our corporate headquarters are located in Chicago, Illinois. In addition, we maintain leased facilities in Raleigh and Morrisville, North Carolina; Atlanta, Georgia; Burlington, Vermont; Glen Allen, Virginia; Louisville, Kentucky; Burlington, Massachusetts; Malverne and Pittsburgh, Pennsylvania; St. Louis, Missouri; Richmond, British Columbia, Canada; Vadodara (formerly known as Baroda), Pune and Bangalore, India; and certain other smaller facilities.

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

	High	Low
Fiscal Year 2012 Quarter Ended
December 31, 2012	$14.23	$8.85
September 30, 2012	$13.17	$8.84
June 30, 2012	$16.90	$8.99
March 31, 2012	$21.66	$16.55

Fiscal Year 2011 Quarter Ended
December 31, 2011	$21.10	$16.13
September 30, 2011	$20.51	$13.85
June 30, 2011	$23.13	$18.27
March 31, 2011	$22.21	$19.20

We had 172 million and 190 million common shares outstanding at December 31, 2012 and 2011, respectively. On February 8, 2013, we had approximately 523 common stock holders of record according to the records of our transfer agent. We currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant. Our Senior Secured Credit Facility covenants include a restriction on our ability to declare dividends and other payments in respect of our capital stock.

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

The following table summarizes the stock repurchase activity for the three months ended December 31, 2012 (which consisted of the withholding of shares upon the vesting of restricted stock awards to pay withholding taxes) and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
	(In thousands, except per share amounts)
10/01/12—10/31/12	0	$0.00	0	$123,044
11/01/12—11/30/12	75	$12.27	0	$123,044
12/01/12—12/31/12	13	$11.18	0	$123,044

	88	$12.11	0

See Stock Repurchases under Liquidity and Capital Resources within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Annual Report for additional information regarding the share repurchase program.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on Allscripts Healthcare Solutions, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each of the indexes on 12/31/2007 and its relative performance is tracked through 12/31/2012.

	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11	12/11	6/12	12/12
Allscripts Healthcare Solutions, Inc.	100.00	63.90	100.19	160.18	204.32	162.61	194.62	196.14	191.29	110.39	95.14
NASDAQ Composite	100.00	84.78	59.03	66.79	82.25	76.71	97.32	102.20	98.63	109.52	110.78
NASDAQ Health Services	100.00	80.18	75.94	67.47	86.81	77.33	88.01	92.89	72.95	84.93	83.15

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2012 and 2011, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the seven months ended December 31, 2010 and the year ended May 31, 2010 are derived from unaudited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended May 31, 2009 and 2008 and the balance sheet data at December 31, 2010 and May 31, 2010, 2009 and 2008 are derived from consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,		Seven Months Ended December 31, 2010(1)	Year Ended May 31,
(In thousands, except per share amounts)	2012	2011		2010	2009(1)	2008(1),(2)
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated Statements of Operations Data:
Revenue	$1,446,325	$1,444,077	$613,309	$704,502	$548,439	$383,771
Cost of revenue	839,790	778,512	315,140	315,658	256,288	176,870

Gross profit	606,535	665,565	298,169	388,844	292,151	206,901
Selling, general and administrative expenses	384,370	387,571	232,788	224,995	199,902	117,566
Research and development	162,158	104,106	43,261	49,206	39,431	37,784
Asset impairment charges	11,101	0	0	0	0	0
Amortization of intangible assets	35,635	37,344	16,235	10,060	6,884	11,320

Income from operations	13,271	136,544	5,885	104,583	45,934	40,231
Interest expense	(16,187)	(20,750)	(9,687)	(1,993)	(2,162)	(296)
Interest income and other (expense), net	(14,544)	1,685	843	946	626	219

Income (loss) before income taxes	(17,460)	117,479	(2,959)	103,536	44,398	40,154
Benefit (provision) for income taxes	16,307	(43,870)	(2,606)	(40,666)	(18,376)	(14,755)

Net income (loss)	($1,153)	$73,609	($5,565)	$62,870	$26,022	$25,399

Earnings (loss) per share—basic and diluted	($0.01)	$0.39	($0.03)	$0.42	$0.21	$0.31

	As of December 31,			As of May 31,
(In thousands)	2012	2011	2010	2010	2009	2008
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$105,662	$159,428	$131,136	$145,335	$73,426	$325
Working capital	54,446	160,741	144,385	196,061	96,849	(6,776)
Goodwill and intangible assets, net	1,466,350	1,529,212	1,591,673	620,032	646,197	91,043
Total assets	2,384,464	2,517,341	2,418,587	1,094,690	952,656	179,268
Long-term debt	362,697	322,664	459,750	0	63,699	0
Total stockholders’ equity	1,284,341	1,476,720	1,383,768	806,825	700,370	110,649

(1)

Results of operations for the seven months ended December 31, 2010 include the results of operations of Eclipsys for the period subsequent to the date of the merger, August 24, 2010. Results of operations for the year ended May 31, 2009 include the results of operations of Misys Healthcare Systems (“MHS” or “legacy MHS”) for the full year ended May 31, 2009 and the results of operations of legacy Allscripts are included from the completion of the transactions (the “2008 Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc (“Misys”), Allscripts Healthcare Solutions, Inc. (“legacy Allscripts”), MHS and Patriot Merger Company, LLC (“Patriot”) on October 10, 2008 through May 31, 2009. Since the 2008 Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as the historical financial statements of Allscripts. Results of operations for the year ended May 31, 2008 are the results of operations of legacy MHS only.

(2)	For the year ended May 31, 2008, the basic and diluted share count includes only the shares issued to Misys in connection with the 2008 Transactions. MHS did not have any shares outstanding prior to the merger, and therefore, the basic and diluted share count is comprised of the Allscripts shares issued on the October 10, 2008 acquisition date for all periods prior to the acquisition date as this reflects the Allscripts shares equivalent of MHS equity prior to the acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with “Selected Financial Data”, our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data and the consolidated statements of cash flows data for the year ended December 31, 2010 and the seven months ended December 31, 2009 are derived from unaudited comparative financial results. Information for segment operations for the year ended December 31, 2010 is not presented herein as it is impractical for us to derive the information according to the realignment of our reportable segments.

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

Misys Merger

On October 10, 2008, in accordance with the 2008 Transactions, a reverse acquisition for accounting purposes was completed. As a result of the completion of the 2008 Transactions, MHS became a wholly-owned subsidiary of legacy Allscripts and the newly combined entity was renamed Allscripts-Misys Healthcare Solutions, Inc. The 2008 Transactions were accounted for under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Under the purchase method of accounting, with MHS as the accounting “acquirer,” the assets and liabilities of legacy Allscripts were recorded, as of October 10, 2008, at their fair values and added to those of MHS, which are carried at their book values.

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

We believe a combination of executive and legislative leadership at the federal level, industry standards, and federal incentives that exist today for Meaningful Use, e-prescribing and pay-for-quality initiatives is quickly making electronic health records as common as practice management systems in all provider offices. We believe that HITECH and other provisions provided by ARRA will continue to be a significant driver of healthcare IT adoption. We believe that we are well positioned in the market to take advantage of the material opportunity presented by HITECH.

Management has taken steps to position the Company to have what we believe will be adequate capacity to meet the demand that could result from new orders related to HITECH. These steps include supplementing our internal direct sales force with strategic distribution partners with established sales forces focused on practices with one to five providers. Further, we have taken steps to improve the efficiency of our approach to new system installations. The Company utilizes its Speed-to-Value implementation program, which standardizes certain key processes across customer sites and decreases the number of hours required by our professional services team to enable installations of our clinical and practice management solutions. This strategy is predicated on repeatable, best practice workflows and was designed collaboratively by our services and development teams and is proprietary to the Company. The Speed-to-Value program has significantly reduced installation timeframes for our client base.

For our customers to qualify for HITECH funding, our products must meet various requirements for product certification under the HITECH regulations, and must enable our customers to achieve Meaningful Use, as such term is currently defined under the 2010 and 2012 CMS Final Rules and under any future HITECH regulations and guidance that CMS may release. The CMS Final Rule provides for a phased approach to implementation of the Meaningful Use standards, with Stage 1 underway, Stage 2 set forth in the 2012 Final Rule and Stage 3 reserved for future rulemaking based on the experiences to date. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by CCHIT, the Drummond Group and/or other bodies to be accredited in the future, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions were certified 2011/2012 compliant by an ONC-ATCB, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. The new 2014 Edition criteria required to qualify eligible providers and hospitals for funding under HITECH beginning in 2014 are now available, and given the maturity of our products, management does not believe the incremental development effort required for our acute care and ambulatory EHRs to continue to meet the evolving Meaningful Use standards will present any insurmountable challenges. Management has made product development a strategic focus, with gross research and development funding expected to continue to approximate 10% of revenues in the foreseeable future.

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

We believe that the HITECH Act and other provisions provided by the American Recovery and Reinvestment Act (ARRA) will continue to be one of the biggest drivers of healthcare IT adoption. Management believes that to date the HITECH program has resulted in additional related new orders for all of our Electronic Health Record (EHR) products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality.

We believe small—and medium-sized physician practices (those with three or fewer physicians, and four to 40 physicians, respectively) are increasingly adopting technology driven by a variety of factors, including a desire to maximize federal incentive payments, align with local hospitals, and merge with other practices, as well as other drivers. These offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as critical as in larger physician organizations.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are incited to participate in the incentive program while the subsidizing health system expands connectivity within the local provider community. This pull-through effect has resulted in new orders for Allscripts Professional EHR targeting small—and mid-sized physician practices. Management believes that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians in those small—and medium-sized practices who have not yet participated seek to qualify for the HITECH incentives for the first time or experienced practices upgrade in advance of the start of Stage 2 of the program. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. The community programs we have in place will aid us in penetrating this market.

The vast majority of our acute care and ambulatory customers continue to focus on achieving Meaningful Use under HITECH. As a result, during 2012, much of our professional services deployment capacity was consumed by demand from our customers who wished to upgrade to the most current releases of our EHR products which are certified as meeting Meaningful Use requirements, as well as those requesting implementation of any additional modules required to achieve Meaningful Use. Our professional services margins could be impacted as we continue to supplement our staff with third-party resources to help meet the demand. We expect this trend to continue into the near future as customers react to the finalized requirements for Meaningful Use Stage 2.

Although we believe that we have taken and continue to take the proper steps to take advantage of the opportunity presented by HITECH, given the effects the law is having on our customers, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

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

Such payment and delivery system reform programs as have been launched related to the Medicare program are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate. As a result, we expect it is likely that the market will demonstrate a need for new revenue cycle management offerings, such as our Sunrise Financial Manager solution, as organizations consider the larger shifts in reimbursement models being rolled out across the payment spectrum, as well as the ICD-10 transition.

Cost of revenue consists primarily of salaries, bonuses and benefits of Allscripts billable professionals, third-party software costs, hardware costs, third-party transaction processing costs, amortization of acquired proprietary technology and software development costs, depreciation and other direct engagement costs.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and administrative personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, and selling and marketing expenses. In addition, selling, general and administrative expenses include certain services performed by Misys under the Shared Services Agreement and Transition Services Agreement. Refer to Note 17 in the Notes to our Consolidated Financial Statements for information regarding expenses incurred under the two agreements.

Research and development expenses consist primarily of salaries, bonuses and benefits, third party contractor costs and other costs directly related to development of new products and upgrading and enhancing existing products.

Asset impairment charges consist of previously capitalized software development costs for our MyWay application plus the net carrying value of a perpetual license for certain software code incorporated in MyWay.

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

Summary of Results

Bookings, which reflect the value of executed contracts for our solutions, totaled $731 million for the year ended December 31, 2012 which is lower compared with the prior year amount of $1.1 billion. Bookings for the fourth quarter totaled $180 million which is higher compared with our third quarter bookings of $162 million and lower compared with the prior year fourth-quarter bookings of $327 million. Our current year results were impacted by speculation in the second half of 2012 about Allscripts’ future corporate autonomy and also by clients who continued to evaluate purchase decisions as they wait for new product releases.

Total revenue was essentially unchanged at $1.4 billion compared with the prior year. We realized increases across all revenue categories with the exception of system sales as we experienced a decline in orders for which we continue our efforts to improve product performance and delivery execution.

We generated operating cash flows of approximately $223 million in the current year which compares with $269 million in the prior year.

Gross research and development spending in 2012 totaled $205 million which represents a significant increase compared with the prior year spending of $165 million. During 2012 we also released several important upgrades, product enhancements and innovative solutions.

To serve our clients and the healthcare market better, in October 2012 we publicly announced a plan to standardize our small office electronic health record and practice management systems. As part of this plan, we will converge, over time, our MyWay and Professional Suite applications (the “MyWay Transition”).

We plan to upgrade MyWay clients electing to migrate to the converged platform between February 2013 and September 2013, at no additional cost to the MyWay clients. The upgrade will position MyWay clients for Meaningful Use Stage 2 and ICD-10 compliance, and prepare them for the shift to value-based care that focuses on costs, quality and outcomes. MyWay clients not electing to upgrade will continue to have use of the application.

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

Also impacting the financial statements for 2012 is the settlement of an acquired tax position that was included in our liability for uncertain tax benefits prior to the current year. Pursuant to an agreement between Misys plc and Allscripts signed in 2010, Misys agreed to indemnify Allscripts against potential contingent tax liabilities for which it could be potentially liable, arising from Allscripts’ purchase of Allscripts shares from Misys in 2010. During the three months ended September 30, 2012, we recognized a tax benefit of $16 million related to the settlement of the acquired tax position for an amount less than the carrying value of the uncertain tax liability. Prior to this year, our consolidated balance sheet also included a tax indemnification asset related to the uncertain tax liability. Since the settlement amount was less than the carrying value of the indemnification asset, we recorded a write-off of the remaining indemnification asset, which is included in interest income and other (expense), net within the consolidated statement of operations. The resulting charge of $16 million is substantially non-deductible for tax purposes and therefore increases our effective tax rate for the entire year.

On November 8, 2012, we confirmed that in light of the ongoing interest expressed in the Company by third parties, we were evaluating strategic alternatives. On December 19, 2012, we announced that our Board of Directors concluded the evaluation process and determined that the best course is to develop Allscripts’ long-term potential. We also announced changes in our senior leadership. As stated above, our current year bookings were impacted by speculation about Allscripts’ future corporate autonomy and the timing of new product releases. Our ability to successfully execute on product innovation and integration initiatives may impact future bookings and results of operations.

During the three months ended December 31, 2012, we recorded a provision totaling $17 million that represents a non-recurring revenue deferral related to clients who have long-aged accounts receivable balances. The provision is reflected as a reduction to maintenance revenues within our consolidated statement of operations for the year ended December 31, 2012.

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, Software-as-a-Service (“SaaS”) transactions, software hosting services, and outsourcing. For some clients, we host the software applications licensed from us remotely using our own or third-party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon delivery of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (generally software licenses) are accounted for using the residual method.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is based on contractual renewal rates. For income statement presentation, consideration from agreements accounted for under percentage of completion accounting is allocated between system sales and professional services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to software license fee.

Revenue from certain value-added reseller (“VAR”) relationships in which software is directly sold to VARs is recognized on delivery of the software assuming all other revenue recognition criteria have been met. Revenue recognition is deferred until the software is delivered to the ultimate end user if the arrangement terms do not satisfy the criteria for revenue recognition on delivery of the software to the VAR.

Fees related to SaaS arrangements are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to customers. These arrangements include professional services fees related to the implementation and set-up of our solutions and are generally billed upfront and recorded as deferred revenue until our solutions are made available to the customer. The implementation and set-up fees are recognized as revenue ratably over the estimated customer relationship period. The estimated length of a customer relationship period is based on our experience with customer contract renewals and consideration of the period over which such customers use our SaaS solutions.

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

For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may result in a requirement to either separate or combine deliverables, such that a delivered item could now meet the separation criteria and qualify as a separate unit of accounting which may lead to an upward or downward adjustment to the amount of revenue recognized under the arrangement on a prospective basis.

We assess whether fees are fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our payment arrangements with clients typically include milestone-based software license fee payments and payments based on delivery for services and hardware.

While most of our arrangements include short-term payment terms, we periodically provide extended payment terms to clients from the date of contract signing. We do not recognize revenue under extended payment term arrangements until such payments become due. In certain circumstances, where all other revenue recognition criteria have been met, we occasionally offer discounts to clients with extended payment terms to accelerate the timing of when payments are made. Changes to extended payment term arrangements have not had a material impact on our consolidated results of operations.

Maintenance fees are recognized ratably over the period of the contract based on vendor specific objective evidence of fair value based on contractual renewal rates. Revenue from EDI services is recognized as services are provided and is determined based on the volume of transactions processed.

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

During the three months ended June 30, 2011, we voluntarily changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from May 31 to the first day of the fiscal fourth quarter. This change was preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with our strategic planning and budgeting process, which will enable management to use the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of our reporting units. The change did not delay, accelerate or avoid an impairment charge.

For each reporting unit fair value substantially exceeded its carrying value and no indicators of impairment were identified as a result of the annual impairment test performed as of October 1, 2012. Due to a decline in our stock price during the final three months of 2012, which we considered to be an indicator of potential impairment, we re-performed step one of the goodwill impairment test as of December 31, 2012. Based on re-performance of step one, no impairment was identified. A further decline in the market value of our common stock resulting in a significant reduction in the market capitalization of the Company would again cause us to perform an evaluation of the carrying amount of our goodwill which could result in a charge against our earnings.

Software Capitalization

We capitalize purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with accounting guidance. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

The carrying value of capitalized software is dependent on the ability to recover its value through future revenue from the sale of the software. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required.

We estimate the useful life of our capitalized software and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The tax expense or benefit for unusual items, or certain adjustments to the valuation allowance, are treated as discrete items in the interim period in which the events occur. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

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

Overview of Consolidated Results

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue:
System sales	$145,274	$227,906	$179,967	(36.3%)	26.6%	$103,873	$69,027	50.5%	$145,120	$93,337	55.5%
Professional services	270,541	250,348	130,980	8.1%	91.1%	93,875	38,335	144.9%	75,439	51,827	45.6%
Maintenance	460,138	438,999	313,285	4.8%	40.1%	200,746	145,440	38.0%	257,978	201,297	28.2%
Transaction processing and other	570,372	526,824	310,104	8.3%	69.9%	214,815	130,677	64.4%	225,965	187,557	20.5%
Prepackaged medications	0	0	0	NM	NM	0	0	NM	0	14,421	NM

Total revenue	1,446,325	1,444,077	934,336	0.2%	54.6%	613,309	383,479	59.9%	704,502	548,439	28.5%

Cost of revenue:
System sales	128,300	144,139	104,946	(11.0%)	37.3%	63,392	43,516	45.7%	85,070	52,039	63.5%
Professional services	234,869	210,614	113,500	11.5%	85.6%	81,572	35,414	130.3%	66,561	51,327	29.7%
Maintenance	145,352	135,570	102,501	7.2%	32.3%	67,463	47,588	41.8%	82,348	71,913	14.5%
Transaction processing and other	331,269	288,189	134,240	14.9%	114.7%	102,713	47,094	118.1%	81,679	69,479	17.6%
Prepackaged medications	0	0	0	NM	NM	0	0	NM	0	11,530	NM

Total cost of revenue	839,790	778,512	455,187	7.9%	71.0%	315,140	173,612	81.5%	315,658	256,288	23.2%

Gross profit	606,535	665,565	479,149	(8.9%)	38.9%	298,169	209,867	42.1%	388,844	292,151	33.1%
% of Revenue	41.9%	46.1%	51.3%			48.6%	54.7%		55.2%	53.3%
Selling, general and administrative expenses	384,370	387,571	332,413	(0.8%)	16.6%	232,788	126,569	83.9%	224,995	199,902	12.6%
Research and development	162,158	104,106	65,419	55.8%	59.1%	43,261	27,238	58.8%	49,206	39,431	24.8%
Asset impairment charges	11,101	0	0	NM	NM	0	0	NM	0	0	NM
Amortization of intangible assets	35,635	37,344	20,381	(4.6%)	83.2%	16,235	5,914	174.5%	10,060	6,884	46.1%

Income from operations	13,271	136,544	60,936	(90.3%)	124.1%	5,885	50,146	(88.3%)	104,583	45,934	127.7%
Interest expense	(16,187)	(20,750)	(10,992)	(22.0%)	88.8%	(9,687)	(1,302)	644.0%	(1,993)	(2,162)	(7.8%)
Interest income and other (expense), net	(14,544)	1,685	1,549	NM	8.8%	843	240	251.3%	946	626	51.1%

Income (loss) before income taxes	(17,460)	117,479	51,493	(114.9%)	128.1%	(2,959)	49,084	(106.0%)	103,536	44,398	133.2%
Benefit (provision) for income taxes	16,307	(43,870)	(24,676)	(137.2%)	77.8%	(2,606)	(18,596)	(86.0%)	(40,666)	(18,376)	121.3%

Effective tax rate	93.4%	37.3%	47.9%			(88.1%)	37.9%		39.3%	41.4%
Net income (loss)	($1,153)	$73,609	$26,817	(101.6%)	174.5%	($5,565)	$30,488	(118.3%)	$62,870	$26,022	141.6%

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

Revenue

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue:
System sales	$145,274	$227,906	$179,967	(36.3%)	26.6%	$103,873	$69,027	50.5%	$145,120	$93,337	55.5%
Professional services	270,541	250,348	130,980	8.1%	91.1%	93,875	38,335	144.9%	75,439	51,827	45.6%
Maintenance	460,138	438,999	313,285	4.8%	40.1%	200,746	145,440	38.0%	257,978	201,297	28.2%
Transaction processing and other	570,372	526,824	310,104	8.3%	69.9%	214,815	130,677	64.4%	225,965	187,557	20.5%
Prepackaged medications	0	0	0	NM	NM	0	0	NM	0	14,421	NM

Total revenue	1,446,325	1,444,077	934,336	0.2%	54.6%	613,309	383,479	59.9%	704,502	548,439	28.5%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Total revenue was essentially unchanged during the year ended December 31, 2012 compared with the prior year as we realized increases in all revenue categories with the exception of system sales. The increase in professional services revenue was driven by increases in implementation and consulting services including the implementation of third-party solutions as compared with the prior year. Maintenance revenue increased primarily due to new system activations, an activation being the point at which the invoicing of maintenance commences. The increase in maintenance revenues was partially offset by a provision totaling $17 million that represents a non-recurring revenue deferral related to clients who have long-aged accounts receivable balances. The increase in transaction processing revenue is attributable to the expansion of IT Outsourcing services to our existing clients and growth in our client base. IT Outsourcing revenues contributed $19 million of the increase in transaction processing and other revenue in addition to increases in SaaS and hosting revenues as we expanded our customer base. Partially offsetting these increases in revenue for the year ended December 31, 2012 is a decrease in system sales which consists of a $60 million decrease in software revenue and a $23 million decrease in hardware revenue as we experienced a decline in orders. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

The increase in total revenue during 2011 was primarily attributable to inclusion of the full-year results of Eclipsys. Also contributing to the increase was higher professional services revenue that was driven by an increase in professional services headcount which increased our ability to provide more billable services. We increased headcount primarily in response to the demand associated with “meaningful use” upgrade services. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base. Partially offsetting the increase in maintenance revenue was a decrease in hardware maintenance revenue. SaaS revenues are included in transaction processing and other and contributed $17 million of the increase in revenue compared to the year ended December 31, 2010. Partially offsetting the increase in total revenue for the year ended December 31, 2011 was a decrease in system hardware revenue as our system sales shifted to smaller physician practices which typically require less robust hardware solutions.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Revenue for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. All software and related services revenue categories reflect increases from the prior year comparable period. Excluding the impact of Eclipsys revenue totaling $175 million from August 24, 2010 through December 31, 2010, system sales increased during the seven months ended December 31, 2010 as a result of an increase in customer orders compared with the seven months ended December 31, 2009. Professional services revenue increased primarily from an increase in professional services headcount which increased our ability to provide more billable services. The increase in customer orders also contributed to the increase in professional services revenue. Maintenance revenue and transaction processing revenue both increased primarily related to growth in our customer base and annual maintenance fee increases under existing contracts.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Revenue increased from the prior year primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared with the prior year and an increase in customer orders. All revenue categories reflect increases from the prior year with the exception of prepackaged medications revenue related to the Medications Services segment that was sold during the fourth quarter of fiscal year 2009. System sales and maintenance revenue reflect the most significant increases in revenue. System sales increased as a result of an increase in customer orders compared with the prior year. The increase in maintenance revenue compared to the prior year reflects an overall increase in the customer base as a result of the 2008 Transactions along with continued growth in the customer base from new customer orders.

Gross Profit

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Total cost of revenue	839,790	778,512	455,187	7.9%	71.0%	315,140	173,612	81.5%	315,658	256,288	23.2%

Gross profit	606,535	665,565	479,149	(8.9%)	38.9%	298,169	209,867	42.1%	388,844	292,151	33.1%
% of Revenue	41.9%	46.1%	51.3%			48.6%	54.7%		55.2%	53.3%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Gross profit decreased during the year ended December 31, 2012 primarily due to the decline in software sales and an increase in certain costs of revenue compared with the prior year. In the current year, we recognized a $13 million increase in the amortization of software development costs associated with a higher capitalized base. We also realized an increase in professional services cost of revenue primarily due to a higher mix of third-party systems sales that are more costly to implement. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded original estimates as we worked to enhance implementation success. Gross profit was further impacted by an increase in transaction processing and other revenue that was offset by higher costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. Gross profit as a percent of revenue declined compared with the prior year due primarily to the decline in higher-margin software sales, the increase in professional services costs discussed above, and the increases in amortization of software development costs and transaction processing-related costs.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

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

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Consolidated gross profit for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys gross profit totaling $66 million for the period August 24, 2010 through December 31, 2010, the increase in gross profit is attributable to higher system sales that were driven by an increase in software orders during the seven months ended December 31, 2010 compared with the seven months ended December 31, 2009, an increase in professional services revenue due to the increased capacity to deliver billable services and an increase in maintenance revenue due to growth in customers and annual maintenance fee increases under existing contracts. Gross profit as a percent of revenue declined compared with the prior year comparable period due primarily to an increase in the amortization of software development costs of $3 million and additional transaction processing related costs incurred as we increased headcount and improved our infrastructure in response to increased demand for our SaaS solutions.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Gross profit increased during the year ended May 31, 2010 compared with the prior year due to the inclusion of full-year results for legacy Allscripts and an increase in revenue related to increased customer orders. Excluding the impact of our prepackaged medications business which was sold during the year ended May 31, 2009, gross profit as a percentage of revenue increased compared with the prior year due to improved use of professional services resources as well as an improvement in maintenance margins due to better cost management and a slight reduction in headcount. Additionally, a more favorable system sales revenue mix was realized in fiscal year 2010 compared with prior year with more revenue being contributed from software licenses and less from lower margin hardware sales. This improvement was offset by increased amortization of software development costs.

Selling, General and Administrative Expenses

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Selling, general and administrative expenses	384,370	387,571	332,413	(0.8%)	16.6%	232,788	126,569	83.9%	224,995	199,902	12.6%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

During the year ended December 31, 2012, selling, general and administrative expenses decreased compared with the prior year due to a decrease in expenses incurred relating to the Eclipsys Merger and other non-recurring costs and a decrease in people-related expenses. Partially offsetting these decreases are: additional severance costs associated with the termination of certain executives of approximately $10 million, including cash severance of approximately $5 million and stock compensation expense of approximately $5 million; costs associated with the MyWay Transition of approximately $4 million; and an increase in professional fees primarily attributable to legal expenses related to general legal matters, including expenses related to addressing legal claims involving the Company.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

The increase in selling, general and administrative expenses during 2011 was primarily attributable to inclusion of the full-year results of Eclipsys, partially offset by a decrease in expenses incurred relating to the Eclipsys Merger and other integration-related costs totaling $16 million as compared to the prior period, and a decrease in headcount-related expenses. Partially offsetting these decreases was an increase in stock compensation expense and an increase in legal expenses related to general legal matters, including negotiating transactions with customers and addressing claims asserted against the Company.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Selling, general and administrative expenses for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys selling, general and administrative expenses totaling $30 million from August 24, 2010 through December 31, 2010, selling, general and administrative expenses increased during the seven months ended December 31, 2010 primarily due to an increase in headcount and employee-related compensation expenses, and expenses incurred related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

The increase in selling, general and administrative costs during the year ended May 31, 2010 was primarily a result of the inclusion of full-year results for legacy Allscripts in the year ended May 31, 2010 as compared with the prior year. Additionally, increases in headcount and employee-related compensation expenses contributed to the overall increase in selling, general and administrative expenses. Additionally, we incurred increased costs related to the proposed Eclipsys Merger and Coniston Transactions, including legal, investment banking and accounting fees. Offsetting these increases are lower costs incurred in 2010 related to the 2008 Transactions and an impairment charge related to the investment in Aprima recognized in the prior year which did not recur in 2010.

Research and Development

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Research and development	$162,158	$104,106	$65,419	55.8%	59.1%	$43,261	$27,238	58.8%	$49,206	$39,431	24.8%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Research and development expenses increased during the year ended December 31, 2012 primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve product performance and accelerate product integration and innovation. Also contributing to the increase is a decrease in the capitalization of software development costs as certain quality and efficiency development efforts were not eligible for capitalization.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Research and development expenses increased primarily due to a decrease in the capitalization of software development costs compared to the prior period that was partially offset by a decrease in headcount-related expenses.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Research and development expenses for the seven months ended December 31, 2010 includes the results of Eclipsys from the date of the merger, August 24, 2010. Excluding the impact of Eclipsys research and development expenses totaling $12 million from August 24, 2010 through December 31, 2010, research and development expenses increased during the seven months ended December 31, 2010 primarily due to an increase in costs related to a higher number of internal and external research and development resources required to achieve new features and functionality and meet the Meaningful Use guidelines stipulated by healthcare legislation. Increased costs in the current period were partially offset by an increase in the capitalization of software development costs.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

The increase in research and development expenses was primarily due to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared with the prior year and an increase in headcount. These increases were partially offset by increased capitalization of software development costs compared with the prior year.

Asset Impairment Charges

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Asset impairment charges	$11,101	$0	$0	NM	NM	$0	$0	NM	$0	$0	NM

Year Ended December 31, 2012, Compared with the Year Ended December 31, 2011

As a result of the MyWay Transition and the related elimination of future cash flows from sales of the MyWay application, we recorded asset impairment charges during 2012 related to the impairment of previously capitalized software development costs for our MyWay application plus the net carrying value of a perpetual license for certain software code incorporated in MyWay.

Amortization of Intangible Assets

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Amortization of intangible assets	$35,635	$37,344	$20,381	(4.6%)	83.2%	$16,235	$5,914	174.5%	$10,060	$6,884	46.1%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Amortization of intangible assets recognized during the year ended December 31, 2012 decreased compared with the prior year comparable period as certain amortization periods ended and intangible asset amounts were fully amortized.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Amortization of intangible assets increased during the year ended December 31, 2011 as a result of amortization expense related to intangible assets acquired in the Eclipsys Merger totaling $31 million and $11 million for the years ended December 31, 2011 and 2010, respectively.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Amortization of intangible assets increased during the seven months ended December 31, 2010 as a result of increased amortization related to intangible assets acquired in the Eclipsys Merger.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Amortization of intangible assets increased during the year ended May 31, 2010 as a result of recognizing transaction-related expenses for a full year as compared to the prior year when amortization commenced in conjunction with the closing of the 2008 Transactions on October 10, 2008.

Interest Expense

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest expense	$16,187	$20,750	$10,992	(22.0%)	88.8%	$9,687	$1,302	644.0%	$1,993	$2,162	(7.8%)

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Interest expense for the year ended December 31, 2012 is lower compared with the prior year due to lower weighted average debt balances in 2012 and the reduction of the notional amount of our interest rate swap agreement. Also, interest expense for the year ended December 31, 2011 includes the write-off of deferred debt issuance costs totaling $2 million in connection with the execution of an amendment to our credit facility agreement.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

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

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Interest expense increased during the seven months ended December 31, 2010 as compared with the prior year comparable period primarily due to interest incurred on the amounts drawn against the Senior Secured Credit Facilities in order to fund the Coniston Transactions.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Interest expense decreased during the year ended May 31, 2010 as compared with the prior year due to the conversion of outstanding Debentures to common stock in the first fiscal quarter of 2010 and the repayment of the outstanding balance under the Credit Facility during 2010.

Interest Income and Other (Expense), Net

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest income and other (expense), net	($14,544)	$1,685	$1,549	NM	8.8%	$843	$240	251.3%	$946	$626	51.1%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Interest income and other (expense), net for the year ended December 31, 2012 includes a $16 million write-off of a tax indemnification asset due to the settlement of the related acquired tax position indemnified by Misys plc for an amount less than the carrying value of the indemnification asset.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

The increase in interest income and other, net during the year ended December 31, 2011 was primarily due to an increase in the imputed interest income from the indemnification asset provided in connection with the acquired tax positions from the Coniston Transactions.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

The increase in interest income and other, net during the seven month period ended December 31, 2010 is partially due to realized gains on investments and an increase in the cash and marketable securities balance, net of decreases due to lower interest rates earned.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

The increase during 2010 is partially due to realized gains on investments and an increase in the cash and marketable securities balance, net of decreases due to lower interest rates earned on cash in 2010.

Benefit (Provision) for Income Taxes

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	2010	2012 % Change from 2011	2011 % Change from 2010	2010	2009	% Change	2010	2009	% Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Benefit (provision) for income taxes	$16,307	($43,870)	($24,676)	(137.2%)	77.8%	($2,606)	($18,596)	(86.0%)	($40,666)	($18,376)	121.3%
Effective tax rate	93.4%	37.3%	47.9%			(88.1%)	37.9%		39.3%	41.4%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

The benefit (provision) for income taxes for the year ended December 31, 2012 includes a $16 million tax benefit related to the settlement of an acquired tax position for an amount less than the carrying value of the uncertain tax liability. Accordingly, in 2012 we recognized a tax benefit and decreased our liability for unrecognized tax benefits.

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

Excluding the effects of these items, our effective tax rate for the year ended December 31, 2012 is lower compared with the prior year due to a higher mix of foreign income taxed at lower rates and lower state tax expense.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, reinstating retroactively to January 1, 2012 the research and development credit. As this law was not enacted until 2013, the impact of the

2012 credit will not be reflected in our financial statements until the quarter ended March 31, 2013. Our effective tax rate for 2013 will also include the impact of the estimated 2013 credit.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

The effective tax rate for the year ended December 31, 2011 was lower compared to the prior year primarily due to nondeductible expenses incurred in 2010 related to the Eclipsys Merger and Coniston Transactions which increased the effective rate for 2010. The effective rate for 2011 also reflects lower state tax expense, which is expected to recur, compared to the prior year.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

The effective tax rate increased significantly for the seven months ended December 31, 2010 compared with the prior year comparable period primarily due to nondeductible expenses incurred related to the Eclipsys Merger and Coniston Transactions and changes in state tax rates.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

The decrease in the effective tax rate during 2010 is primarily due to a reduction in state income tax expense and the utilization of federal research and development credits.

Segment Operations

Overview of Segment Results

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
				(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue:
Software Delivery	$320,937	$387,996	(17.3%)	$170,417	$103,483	64.7%	$207,650	$137,356	51.2%
Services Delivery	265,166	248,031	6.9%	96,385	39,829	142.0%	77,835	53,855	44.5%
Client Support	458,364	447,715	2.4%	211,782	146,932	44.1%	259,166	205,679	26.0%
Pathway Solutions	172,445	165,385	4.3%	91,103	89,892	1.3%	154,173	142,066	8.5%
IT Outsourcing	161,063	142,240	13.2%	36,024	0	NM	0	0	NM
Prepackaged medications	0	0	NM	0	0	NM	0	14,421	NM
Remote Hosting	71,513	70,631	1.2%	22,186	218	NM	0	0	NM
Unallocated Amounts	(3,163)	(17,921)	(82.4%)	(14,588)	3,125	(566.8%)	5,678	(4,938)	(215.0%)

Total revenue	$1,446,325	$1,444,077	0.2%	$613,309	$383,479	59.9%	$704,502	$548,439	28.5%

Income from operations:
Software Delivery	$28,815	$94,864	(69.6%)	$26,732	$21,618	23.7%	$49,030	$24,203	102.6%
Services Delivery	31,539	34,080	(7.5%)	13,728	3,963	246.4%	11,691	1,331	778.4%
Client Support	310,424	308,407	0.7%	140,143	93,582	49.8%	166,904	124,995	33.5%
Pathway Solutions	105,179	105,680	(0.5%)	57,869	56,260	2.9%	96,241	91,155	5.6%
IT Outsourcing	34,942	27,337	27.8%	4,601	0	NM	0	0	NM
Prepackaged medications	0	0	NM	0	0	NM	0	1,121	NM
Remote Hosting	1,377	2,471	(44.3%)	1,288	218	490.8%	0	0	NM
Unallocated Amounts	(499,005)	(436,295)	14.4%	(238,476)	(125,495)	90.0%	(219,283)	(196,871)	11.4%

Total income from operations	$13,271	$136,544	(90.3%)	$5,885	$50,146	(88.3%)	$104,583	$45,934	127.7%

Software Delivery

Software delivery primarily includes revenue from system sales, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses, including selling expenses, incurred to deliver these solutions to our clients.

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
				(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue	$320,937	$387,996	(17.3%)	$170,417	$103,483	64.7%	$207,650	$137,356	51.2%
Income from operations	$28,815	$94,864	(69.6%)	$26,732	$21,618	23.7%	$49,030	$24,203	102.6%
Operating margin %	9.0%	24.4%		15.7%	20.9%		23.6%	17.6%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Software delivery revenue decreased during the year ended December 31, 2012 due to a decrease in system sales which consists of a $60 million and $23 million decrease in software and hardware revenue, respectively, as we experienced a decline in orders due in part to speculation in the second half of 2012 about Allscripts’ future corporate autonomy and also as some clients continued to evaluate purchase decisions as they wait for new product releases. Partially offsetting these decreases was an increase in SaaS and subscription-based revenues during the year ended December 31, 2012 as we expanded to new customers.

Software delivery operating margins declined during the year ended December 31, 2012 due to the decline in higher-margin software sales and an increase in SaaS operations and infrastructure costs in response to increased demand for our SaaS solutions compared with 2011.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Software delivery revenue and operating income for the seven months ended December 31, 2010 is higher than the prior year comparable period primarily due to the inclusion of results for legacy Eclipsys subsequent to the merger with Eclipsys Corporation on August 24, 2010.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Software delivery revenue and operating income for the year ended May 31, 2010 is higher than the prior year primarily due to the inclusion of full-year results for legacy Allscripts.

Services Delivery

Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services.

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
				(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue	$265,166	$248,031	6.9%	$96,385	$39,829	142.0%	$77,835	$53,855	44.5%
Income from operations	$31,539	$34,080	(7.5%)	$13,728	$3,963	246.4%	$11,691	$1,331	778.4%
Operating margin %	11.9%	13.7%		14.2%	10.0%		15.0%	2.5%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

The increase in services delivery revenue during the year ended December 31, 2012 is attributable to increases in implementation and consulting services including the implementation of third-party solutions as compared with the prior year.

Operating margin declined during the year ended December 31, 2012 primarily due to the incremental costs incurred to implement a higher mix of third-party systems sales that are more costly to implement. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded original estimates as we worked to enhance implementation success.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Services delivery revenue and operating income for the seven months ended December 31, 2010 is higher than the prior year comparable period primarily due to the inclusion of results for legacy Eclipsys subsequent to the merger with Eclipsys Corporation on August 24, 2010.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Services delivery revenue and operating income for the year ended May 31, 2010 is higher than the prior year primarily due to the inclusion of full-year results for legacy Allscripts.

Client Support

Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers.

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
				(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue	$458,364	$447,715	2.4%	$211,782	$146,932	44.1%	$259,166	$205,679	26.0%
Income from operations	$310,424	$308,407	0.7%	$140,143	$93,582	49.8%	$166,904	$124,995	33.5%
Operating margin %	67.7%	68.9%		66.2%	63.7%		64.4%	60.8%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Client support revenue increased during the year ended December 31, 2012 due to increases in our client base and customer activations, an activation being the point at which the invoicing of maintenance commences, compared with the prior year comparable period. The increase in maintenance revenues was partially offset by a provision totaling $17 million that represents a non-recurring revenue deferral related to clients who have long-aged accounts receivable balances.

Client support operating margin declined during the year ended December 31, 2012 due to recording the provision for revenue deferral discussed above.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Client support revenue and operating income for the seven months ended December 31, 2010 is higher than the prior year comparable period primarily due to the inclusion of results for legacy Eclipsys subsequent to the merger with Eclipsys Corporation on August 24, 2010.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Client support revenue and operating income for the year ended May 31, 2010 is higher than the prior year primarily due to the inclusion of full-year results for legacy Allscripts.

Pathway Solutions

Pathway solutions includes revenue and the related expenses for financial, administrative, and clinical offerings, including medical claims processing and other revenue cycle solutions, ePrescribe and Patient Portal.

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
				(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue	$172,445	$165,385	4.3%	$91,103	$89,892	1.3%	$154,173	$142,066	8.5%
Income from operations	$105,179	$105,680	(0.5%)	$57,869	$56,260	2.9%	$96,241	$91,155	5.6%
Operating margin %	61.0%	63.9%		63.5%	62.6%		62.4%	64.2%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

During the year ended December 31, 2012 we expanded our Patient Portal client base which contributed to an increase in Pathway solutions revenue compared with the prior year.

Pathway solutions operating margin decreased during the year ended December 31, 2012 as we incurred increased costs in response to demand for our solutions that partially offset the increase in revenues. Additionally, capitalization of software development costs declined by approximately $3 million compared with the prior year.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Pathway solutions revenue, operating income and operating margin for the seven months ended December 31, 2010 are in line with the respective amounts for the prior year comparable period.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Pathway solutions revenue and operating income for the year ended May 31, 2010 is higher than the prior year primarily due to the inclusion of full-year results for legacy Allscripts.

IT Outsourcing

IT outsourcing includes revenue from our information technology outsourcing solutions and includes the related expenses incurred to deliver these solutions to our clients.

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
				(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue	$161,063	$142,240	13.2%	$36,024	$0	NM	$0	$0	NM
Income from operations	$34,942	$27,337	27.8%	$4,601	$0	NM	$0	$0	NM
Operating margin %	21.7%	19.2%		12.8%	NM		NM	NM

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

IT outsourcing revenue increased during the year ended December 31, 2012 primarily due to expanding service to existing customers while also expanding to new customers.

IT outsourcing operating margin increased during the year ended December 31, 2012 as increases in revenue were partially offset by increases in headcount-related costs as we responded to the increased demand for our IT outsourcing solutions.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

IT outsourcing revenue and operating income for the seven months ended December 31, 2010 reflects the results of our IT outsourcing operations acquired in the merger with Eclipsys Corporation on August 24, 2010.

Prepackaged Medications

Year Ended May 31, 2009
(Unaudited)
Revenue	$14,421
Income from operations	$1,121

Prepackaged medications is only included in operating results during the year ended May 31, 2009, as the related business was acquired as part of the 2008 Transactions in the second quarter of fiscal year 2009 and on March 16, 2009, Allscripts completed the sale of its Medications Services business pursuant to the Asset Purchase Agreement (the “Meds Agreement”) with A-S Medication Solutions LLC (“A-S”).

Other Operating Segment and Unallocated Amounts

Corporate general and administrative expenses are centrally managed and solutions research and development expenses, including amortization of capitalized software development costs, are not attributed to an operating segment. As a result, these expenses are not allocated to our reportable segments because they are not part of the segment profitability results reviewed by management.

In determining revenue and income from operations for our segments, we do not include the amortization of acquisition-related deferred revenue adjustments in revenue and we exclude amortization of intangible assets and stock-based compensation expense from the operating expense segment data provided to our chief operating decision maker. Accordingly, these amounts are not included in our reportable segment results and are included in the unallocated amounts.

The financial information below includes revenue primarily from our remote hosting operating segment and operating expenses related to this segment are included in income from operations for all applicable periods.

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
				(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue:
Remote Hosting	$71,513	$70,631	1.2%	$22,186	$218	NM	$0	$0	NM
Unallocated Amounts	(3,163)	(17,921)	(82.4%)	(14,588)	3,125	(566.8%)	5,678	(4,938)	(215.0%)

Total revenue	$68,350	$52,710	29.7%	$7,598	$3,343	127.3%	$5,678	($4,938)	(215.0%)

Income from operations:
Remote Hosting	$1,377	$2,471	(44.3%)	$1,288	$218	490.8%	$0	$0	NM
Unallocated Amounts	(499,005)	(436,295)	14.4%	(238,476)	(125,495)	90.0%	(219,283)	(196,871)	11.4%

Total income from operations	($497,628)	($433,824)	14.7%	($237,188)	($125,277)	89.3%	($219,283)	($196,871)	11.4%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Remote hosting operating income for the year ended December 31, 2012 decreased compared with the prior year due to increased infrastructure costs incurred to accommodate software upgrades.

Unallocated expenses increased during the year ended December 31, 2012 primarily due to an increase in research and development headcount. Also contributing to the increase are higher legal expenses in connection with general legal matters, including expenses related to addressing claims involving the Company, and an $11 million increase in amortization of software development costs compared with the prior year. These increases were partially offset by a decrease in expenses incurred relating to the Eclipsys Merger and other non-recurring costs. Additionally, during the year ended December 31, 2012, we recorded asset impairment charges totaling $11 million that are not allocated to our reportable segments because they are not part of the segment profitability results reviewed by management.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Remote hosting operating income for the seven months ended December 31, 2010 reflects the results of our primary remote hosting operations acquired in the merger with Eclipsys Corporation on August 24, 2010.

Unallocated expenses during the seven months ended December 31, 2010 increased compared with the seven months ended December 31, 2009 due to an increase in headcount and expenses incurred related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs, in addition to expenses incurred by legacy Eclipsys from the date of the merger, August 24, 2010.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Unallocated expenses during 2010 increased compared with the prior year due primarily to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 and an increase in headcount and employee-related compensation expenses. Additionally, we incurred increased costs related to the proposed Eclipsys Merger and Coniston Transactions, including legal, investment banking and accounting fees. Offsetting these increases are lower costs incurred in 2010 related to the 2008 Transactions and an impairment charge related to the investment in Aprima recognized in the prior year that did not recur in 2010.

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

(Dollar amounts in millions)	As of December 31, 2012	As of December 31, 2011	% Change
Contract backlog:
System sales	$107	$136	(21.3%)
Professional services	376	393	(4.3%)
Maintenance	875	833	5.0%
Transaction processing and other	1,450	1,492	(2.8%)

Total contract backlog	$2,808	$2,854	(1.6%)

Total contract backlog as of December 31, 2012 decreased slightly compared with December 31, 2011 as an increase in maintenance revenue backlog was offset by decreases in systems sales, professional services, transaction processing and other backlog categories. Maintenance revenue backlog increased as a result of new client activations as well as maintenance renewals in our installed base. System sales backlog declined as we experienced a decline in orders during the year ended December 31, 2012; we continue our efforts to improve product performance and delivery execution. We estimate that approximately 44% of the total backlog at December 31, 2012 will be recognized as revenue during 2013.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS. Bookings were as follows:

	Year Ended December 31,
(Dollar amounts in millions)	2012	2011	% Change
Bookings	$731	$1,051	(30.4%)

We experienced a decline in bookings during the year ended December 31, 2012 compared with the prior year comparable period due in part to speculation in the second half of 2012 about Allscripts’ future corporate autonomy and also as some clients continued to evaluate purchase decisions as they wait for new product releases.

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

	Quarter Ended
(In thousands, except per share amounts)	December 31, 2012	September 30, 2012		June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Unaudited)
Consolidated Statements of Operations Data:
Revenue	$350,963	$360,694		$369,956	$364,712	$388,202	$363,736	$356,831	$335,308
Cost of revenue	214,631	203,658		212,466	209,035	212,255	201,763	189,036	175,458

Gross profit	136,332	157,036		157,490	155,677	175,947	161,973	167,795	159,850
Selling, general and administrative expenses	104,350	90,412		92,291	97,317	89,739	92,152	101,532	104,148
Research and development	49,994	37,802		38,240	36,122	31,306	26,032	24,764	22,004
Asset impairment charges	0	11,101	(1)	0	0	0	0	0	0
Amortization of intangible assets	8,588	8,537		9,255	9,255	9,273	9,422	9,422	9,227

Income (loss) from operations	(26,600)	9,184		17,704	12,983	45,629	34,367	32,077	24,471
Interest expense	(4,257)	(3,718)		(4,358)	(3,854)	(4,027)	(3,746)	(5,050)	(7,927)
Interest income and other, net	759	(15,845	)(2)	150	392	501	425	355	404

Income (loss) before income taxes	(30,098)	(10,379)		13,496	9,521	42,103	31,046	27,382	16,948
(Provision) benefit for income taxes	5,776	19,754	(2)	(5,515)	(3,708)	(16,120)	(11,909)	(11,506)	(4,335)

Net income (loss)	($24,322)	$9,375		$7,981	$5,813	$25,983	$19,137	$15,876	$12,613

Earnings (loss) per share-basic and diluted	($0.14)	$0.05		$0.04	$0.03	$0.14	$0.10	$0.08	$0.07

(1)	Reflects a non-cash charge to earnings resulting from the MyWay Transition for the impairment of previously capitalized software development costs and the carrying value of a perpetual license for certain software code incorporated in MyWay.
(2)	Interest income and other, net, includes a $16 million charge for the write-off of a tax indemnification asset due to the settlement of the related acquired tax position indemnified by Misys plc for an amount less than the carrying value of the indemnification asset. Likewise, (provision) benefit for income taxes includes the $16 million benefit resulting from the settlement of that acquired position for an amount less than the carrying amount of the uncertain tax liability.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $106 million and $159 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(In thousands)	2012	2011	2010	2012 $ Change from 2011	2011 $ Change from 2010	2010	2009	$ Change	2010	2009	$ Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net income (loss)	($1,153)	$73,609	$26,817	($74,762)	$46,792	($5,565)	$30,488	($36,053)	$62,870	$26,022	$36,848
Non-cash adjustments to net income	186,572	201,242	118,977	(14,670)	82,265	66,113	33,968	32,145	76,222	39,364	36,858
Cash impact of changes in operating assets and liabilities	37,251	(6,097)	33,107	43,348	(39,204)	15,233	(27,682)	42,915	826	(29,309)	30,135

Net cash provided by operating activities	$222,670	$268,754	$178,901	($46,084)	$89,853	$75,781	$36,774	$39,007	$139,918	$36,077	$103,841

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net cash provided by operating activities decreased during the year ended December 31, 2012 as higher payroll expenditures related to an increase in headcount, and an increase in vendor payments including higher costs related to the implementation of third party system sales were partially offset by an increase in cash received from customers.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

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

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Net cash provided by operating activities increased in the seven months ended December 31, 2010 primarily due to a decrease in the use of cash by working capital activities as compared with the prior year comparable period and the cash contribution by Eclipsys operations from the date of the merger, August 24, 2010. The additional cash provided by Eclipsys operations was partially offset by an increase in expenses related to the Eclipsys Merger, Coniston Transactions, and other integration-related costs incurred during the seven months ended December 31, 2010.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Cash flow from operations increased in 2010 due to an increase in cash received from customers attributable to the inclusion of full-year results for legacy Allscripts in the fiscal year ended May 31, 2010 as compared with the prior year in addition to fewer payments in 2010 for costs related to the 2008 Transactions. The increase in 2010 was partially offset by an increase in payments for costs related to the proposed Eclipsys Merger and the Coniston Transactions.

Investing Cash Flow Activities

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(In thousands)	2012	2011	2010	2012 $ Change from 2011	2011 $ Change from 2010	2010	2009	$ Change	2010	2009	$ Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Capital expenditures	($80,166)	($44,306)	($33,378)	($35,860)	($10,928)	($24,552)	($5,069)	($19,483)	($13,919)	($4,970)	($8,949)
Capitalized software	(42,965)	(60,748)	(47,761)	17,783	(12,987)	(36,936)	(10,272)	(26,664)	(21,097)	(14,001)	(7,096)
Net (purchases) sales and maturities of marketable securities and other investments	94	(12,845)	4,214	12,939	(17,059)	1,589	383	1,206	3,009	6,181	(3,172)
Proceeds received from sale of fixed assets	0	20,000	0	(20,000)	20,000	0	0	0	0	0	0
Change in restricted cash	0	2,225	2,216	(2,225)	9	2,216	0	2,216	0	0	0
Net cash acquired in merger with Eclipsys	0	0	170,102	0	(170,102)	170,102	0	170,102	0	0	0
Payment for acquisition of Allscripts, net of cash acquired	0	0	0	0	0	0	0	0	0	(263,766)	263,766
Net proceeds received from sale of building	0	0	0	0	0	0	0	0	0	6,450	(6,450)
Net proceeds received from sale of prepackaged medications business	0	0	0	0	0	0	0	0	0	8,000	(8,000)

Net cash (used in) provided by investing activities	($123,037)	($95,674)	$95,393	($27,363)	($191,067)	$112,419	($14,958)	$127,377	($32,007)	($262,106)	$230,099

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net cash used in investing activities increased during the year ended December 31, 2012 due to an increase in capital spending which was partially offset by a decrease in capitalized software development costs. Also, the prior year includes the acquisition of cost method investments, the release of restricted cash, and proceeds from the sale of certain hosting equipment and infrastructure that did not recur in 2012. The increase in capital spending is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our SaaS and hosting solutions. The capitalization of software development costs decreased as certain quality and efficiency development efforts were not eligible for capitalization.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Net cash used in investing activities increased during the year ended December 31, 2011 primarily due to increases in capital expenditures and software development expenditures. Also, the prior period includes cash and restricted cash acquired in the Eclipsys Merger. The increase in capital expenditures was related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our SaaS and hosting solutions. The capitalization of software development costs increased as a result of the increased level of research and development expenditures during 2011 that was driven by new product initiatives and regulatory updates to existing products related to initial “meaningful use” requirements. Capital expenditures and capitalized software expenditures were also higher in 2011 due to the inclusion of a full year of Eclipsys operations. Our investments in dbMotion Ltd. and Humedica, Inc. also contributed to the increase. These increases were partially offset by proceeds received from the sale of a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to Affiliated Computer Services, Inc. (“ACS”), and the elimination of our restricted cash balance due to the expiration of certain letters of credit.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Cash provided by investing activities increased during the seven months ended December 31, 2010 due to the cash and restricted cash acquired in the Eclipsys Merger. This increase was partially offset by increases in capital spending and software development spending. The increase in capital spending is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our products. The capitalization of software development costs increased as a result of the increased level of research and development spending during the seven months ended December 31, 2010 that was driven by new product initiatives and regulatory updates to existing products related to Meaningful Use. Capital spending and capitalized software are also higher during the seven months ended December 31, 2010 due to the inclusion of amounts related to Eclipsys operations from the merger date, August 24, 2010.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Cash used for investing activities decreased compared to the prior year primarily due to the payment in 2009 for the acquisition of legacy Allscripts that did not recur in 2010. This decrease was partially offset by increases in capital spending and software development spending in 2010. The increase in capital spending is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our products. The capitalization of software development costs increased as a result of the increased level of research and development spending during fiscal year 2010 that was driven by new product initiatives.

Financing Cash Flow Activities

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(In thousands)	2012	2011	2010	2012 $ Change from 2011	2011 $ Change from 2010	2010	2009	$ Change	2010	2009	$ Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Proceeds from issuance of common stock	$5,519	$35,119	$11,558	($29,600)	$23,561	$10,426	$2,462	$7,964	$3,594	$5,620	($2,026)
Excess tax benefits from stock-based compensation	3,516	8,818	(1,063)	(5,302)	9,881	(457)	6,857	(7,314)	6,251	5,463	788
Taxes paid related to net share settlement of equity awards	(10,292)	(11,456)	0	1,164	(11,456)	0	0	0	0	0	0
Net payments on debt instruments	(251,696)	(171,851)	(106,216)	(79,845)	(65,635)	(81,705)	(20,993)	(60,712)	(45,505)	(21,475)	(24,030)
Credit facility borrowings, net of issuance costs	324,010	47,193	547,744	276,817	(500,551)	547,744	0	547,744	0	0	0
Change in parent’s net investment	0	0	0	0	0	0	0	0	0	358,802	(358,802)
Repurchase of common stock	(225,961)	(51,462)	(679,000)	(174,499)	627,538	(679,000)	0	(679,000)	0	(51,547)	51,547

Net cash (used in) provided by financing activities	($154,904)	($143,639)	($226,977)	($11,265)	$83,338	($202,992)	($11,674)	($191,318)	($35,660)	$296,863	($332,523)

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net cash used in financing activities increased during the year ended December 31, 2012 due primarily to the increased level of activity under our stock repurchase program. This increase was partially offset by net borrowings under our credit facility that were used to finance stock repurchases during 2012. Proceeds from stock-based compensation activities were lower compared with 2011 and excess tax benefits from stock-based compensation declined as the fair value of equity awards vesting during 2012 was more aligned with the fair value of the awards on the date of grant.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Net cash used in financing activities decreased during the year ended December 31, 2011 compared to the prior period primarily due to the 2011 increase in proceeds from stock-based compensation activities and considering the prior period effects of the repurchase of common stock related to the reduction of Misys share ownership in Allscripts and proceeds from the Senior Secured Credit Facilities which were used to fund the Coniston Transactions in connection with the Eclipsys Merger which did not recur in 2011. Payments on debt instruments increased due to repayment of borrowings under the Senior Secured Credit Facilities which originated in August 2010. Also, additional payments and borrowings, each totaling $49 million, net of $1 million in debt issuance costs, occurred in 2011 in connection with the Amended and Restated Credit Agreement. We repurchased approximately 3 million shares of our common stock for $51 million during 2011 pursuant to our stock repurchase program. As of December 31, 2011, the amount available for repurchase of common stock under the program was $149 million. Finally, during 2011 the majority of restricted stock units and awards that vested were net-share settled such that we withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Seven Months Ended December 31, 2010 Compared with the Seven Months Ended December 31, 2009

Cash used for financing activities increased during the seven months ended December 31, 2010 compared with the prior year comparable period primarily due to the repurchase of common stock related to the reduction of Misys ownership in Allscripts. The increase is partially offset by proceeds from the Senior Secured Credit Facilities that were used to fund the Coniston Transactions and working capital needs. Payments on debt instruments primarily increased due to repayment of borrowings under the Senior Secured Credit Facilities. Additionally, an increase in proceeds from issuance of common stock partially offsets the increases in cash used for financing activities.

Year Ended May 31, 2010 Compared with the Year Ended May 31, 2009

Cash used for financing activities increased compared with the prior year primarily due to the receipt of cash from Misys in 2009 in connection with the 2008 Transactions that did not recur in 2010. Contributing to the increase were payments made to fully liquidate outstanding balances under the Credit Facility during 2010. Partially offsetting these increases are payments in 2009 for the repurchase of senior convertible notes and common stock that did not recur in 2010.

Free Cash Flow

To supplement our statements of cash flows presented on a GAAP basis, we use a non-GAAP measure of free cash flow that we believe is also useful as one of the bases for evaluating our performance. We believe free cash flow is an important liquidity metric, as it measures the amount of cash generated that is available to repay our current debt obligations, make investments, fund acquisitions, repurchase our common stock and for certain other activities. The presentation of non-GAAP free cash flow is not meant to be considered in isolation and should not be considered a substitute for income from operations, net income, net cash provided by operating activities or any other measure determined in accordance with GAAP. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, operating efficiencies, increases or decreases in capital expenditures and capitalized software, and other factors.

We calculate free cash flow as follows:

	Year Ended December 31,					Seven Months Ended December 31,			Year Ended May 31,
(In thousands)	2012	2011	2010	2012 $ Change from 2011	2011 $ Change from 2010	2010	2009	$ Change	2010	2009	$ Change
			(Unaudited)			(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net cash provided by operating activities	$222,670	$268,754	$178,901	($46,084)	$89,853	$75,781	$36,774	$39,007	$139,918	$36,077	$103,841
Capital expenditures	(80,166)	(44,306)	(33,378)	(35,860)	(10,928)	(24,552)	(5,069)	(19,483)	(13,919)	(4,970)	(8,949)
Capitalized software	(42,965)	(60,748)	(47,761)	17,783	(12,987)	(36,936)	(10,272)	(26,664)	(21,097)	(14,001)	(7,096)

Free cash flow	$99,539	$163,700	$97,762	($64,161)	$65,938	$14,293	$21,433	($7,140)	$104,902	$17,106	$87,796

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

The Credit Agreement provides for a $470 million senior secured term loan facility (the “Term Facility”) and a $250 million senior secured revolving facility (the “Revolving Facility”), each of which has a five year term (collectively the “Senior Secured Credit Facilities”). In connection with the closing of the Coniston Transactions, Allscripts borrowed $470 million under the Term Facility and $100 million under the Revolving Facility. Allscripts incurred $22 million in debt issuance costs related to the Senior Secured Credit Facilities. Allscripts used the net proceeds to finance a portion of the Coniston Transactions. The Revolving Facility is available to finance working capital needs and general corporate purposes.

On March 31, 2011, we entered into an agreement (the “Amended and Restated Credit Agreement”) with participating lenders to amend and restate the Credit Agreement among the Company and certain parties. The Amended and Restated Credit Agreement includes certain changes to the terms of the Credit Agreement. Certain members of the syndicate of banks supporting the Senior Secured Credit Facilities withdrew upon execution of the Amended and Restated Credit Agreement. Accordingly, funds provided by the withdrawing banks totaling $49 million were repaid and the same amount was subsequently borrowed from other banks. We incurred additional debt issuance costs totaling $1 million and wrote off previously deferred debt issuance costs totaling $2 million to interest expense on the consolidated statement of operations during the year ended December 31, 2011 in connection with executing the Amended and Restated Credit Agreement. The additional debt issuance costs incurred were deferred and are included in other assets on the balance sheet.

On June 11, 2012, we entered into an Incremental Assumption Agreement (the “Agreement”) with J. P. Morgan Securities LLC, Mizuho Corporate Bank, LTD., SunTrust Robinson Humphrey, Inc. and other participating lenders to borrow additional amounts under our existing Amended and Restated Credit Agreement in the form of a new incremental term loan. Proceeds from the incremental term loan of $150 million were used to partially refinance the $175 million outstanding under our revolving credit facility, which is provided for in the Credit Agreement. We also made a voluntary repayment of the revolver totaling $20 million at the time of the refinancing. The interest rate charged, debt covenants and other terms that apply to the term loan are defined by the terms of the Credit Agreement. We incurred debt issuance costs totaling $1 million related to the incremental term loan, which were deferred and included within other assets on the balance sheet. Quarterly principal payments on the incremental term loan commenced on September 30, 2012.

The Amended and Restated Credit Agreement reduced the applicable interest margin for borrowings under the senior credit facilities by 75 basis points at each level of the leverage based pricing grid. In addition, the Commitment Fee was reduced at certain levels of the leverage based pricing grid. The Amended and Restated Credit Agreement also allows the Company to borrow up to $100 million under its revolving credit facility in certain foreign currencies and increases the leverage ratio in which the Company can make unlimited Restricted Payments from 1.75 to 1 to 2.00 to 1.

On February 19, 2013, we entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”), which, among other things, increased the applicable interest margin for borrowings under the senior credit facilities by 25 basis points at each level of the leverage based pricing grid above a leverage ratio of 2.00 to 1. The First Amendment also increases the leverage ratio in which the Company can make unlimited Restricted Payments and Permitted Acquisitions from 2.00 to 1 to 2.50 to 1. In connection with the First Amendment, we incurred $1 million in fees during the first quarter of 2013.

The maturity date and principal amount of the senior secured credit facilities remains the same as in the Credit Agreement. In addition, the prepayment provisions and covenants included in the Credit Agreement have not changed, except as discussed above.

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The following table summarizes our future payments under the senior secured credit facilities including the incremental term loan as of December 31, 2012:

(Dollar amounts in thousands)	Principal Payments	Interest Payments	Total Payments
Payments due in 2013	$78,770	$11,089	$89,859
Payments due in 2014	104,698	8,418	113,116
Payments due in 2015	199,395	4,720	204,115
Payments due in 2016	58,604	587	59,191
Thereafter	0	0	0

	$441,467	$24,814	$466,281

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

Subject to certain exceptions, Allscripts is required to prepay the Term Facility: (i) with 100% of the net cash proceeds received from the incurrence of certain indebtedness for borrowed money; (ii) with 100% of the net cash proceeds of the sale of any assets in excess of $5 million outside the ordinary course of business (including, without limitation, insurance and condemnation proceeds) in any fiscal year, subject to reinvestment rights; and (iii) with 50% of Allscripts’ excess cash flow for each fiscal year, beginning with the 2012 fiscal year. No prepayments under clauses (ii) or (iii) above are required to the extent that Allscripts’ total leverage ratio is less than 2.5 to 1.0. Allscripts may voluntarily prepay outstanding loans under the Senior Secured Credit Facilities, in whole or in part, at Allscripts’ option at any time on prior notice.

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

As of December 31, 2012, $441 million in borrowings and $1 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of December 31, 2012, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 2.00%, which totaled 2.21%. Refer to Quantitative and Qualitative Disclosures About Market Risk for the interest rate swap agreement. We were in full compliance with the covenants under the Amended and Restated Credit Agreement as of December 31, 2012.

As of December 31, 2012, we had $249 million available, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

On March 31, 2011, we entered into a ten-year agreement with Xerox Consultant Services (Xerox), formerly known as Affiliated Computer Services, Inc., to provide services to support our remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for current Allscripts’ employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year.

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

We currently plan to invest over $200 million in research and development efforts during 2013 to improve performance and accelerate product integration and innovation. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in innovation.

			(Unaudited)
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(Dollar amounts in thousands)	2012	2011
Research and development costs directly recorded to expense	$162,158	$104,106	$43,261	$49,206
Capitalized software development costs	42,965	60,748	36,936	21,097

Total non-GAAP R&D-related expense	$205,123	$164,854	$80,197	$70,303

Total revenue	$1,446,325	$1,444,077	$613,309	$704,502
Total expense as a % of total revenue	14%	11%	13%	10%

Our capital spending during 2013 is expected to be similar to our level of spending in 2012 as we improve our information systems infrastructure, acquire computer equipment and software to accommodate data management and hosting related to our SaaS and hosting solutions, and expand or make leasehold improvements at certain facilities.

In connection with the MyWay Transition, we expect to incur additional non-recurring period costs in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate.

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan includes closure of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs. The estimated pre-tax costs to implement these changes consist of employee severance of approximately $10 million, relocation costs of up to approximately $16 million, and lease exit costs totaling approximately $3 million. Considering the timing of these changes, we estimate that primarily all charges will be recorded in the first quarter of 2013 with the exception of lease exit costs which are expected to be recognized in the third quarter of 2013. We expect to complete the actions by the end of 2013. The amount of the charges noted above and the mix of severance charges and relocation costs are estimates and the actual charges may vary materially based on the level of employee relocations and terminations; the timing and amount of sublease income and other related expenses; and changes in management’s assumptions.

We believe that our cash and cash equivalents and marketable securities of $106 million as of December 31, 2012, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash in future periods assuming all obligations reach maturity:

(In thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Contractual obligations:
Debt:(1)
Principal payments	$441,467	$78,770	$104,698	$199,395	$58,604	$0	$0
Interest payments	24,814	11,089	8,418	4,720	587	0	0
Capital leases	1,439	630	508	244	57	0	0
Non-cancelable operating leases	70,561	15,112	14,120	13,553	13,098	8,303	6,375
Unconditional purchase obligations(2)	23,952	14,397	6,626	1,681	1,013	235	0
Agreement with Xerox Consultant Company, Inc.(3)	400,614	57,723	54,359	52,523	50,376	47,620	138,013
Other contractual obligations (4)	1,283	1,283	0	0	0	0	0

Total contractual obligations	$964,130	$179,004	$188,729	$272,116	$123,735	$56,158	$144,388

The Company believes it has income tax exposure totaling $18 million as of December 31, 2012 related to uncertain tax positions. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict with reasonable reliability the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have excluded net deferred tax liabilities of

$62 million from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

During the 2012, we settled the acquired tax position related to the Misys share repurchase that occurred in 2010. Accordingly, we decreased our liability for unrecognized tax benefits by approximately $29 million.

(1)	Refer to Future Capital Requirements for information regarding our Credit Agreement, and refer to Quantitative and Qualitative Disclosures About Market Risk for a discussion of our interest rate swap agreement.
(2)	The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.
(3)	On March 31, 2011, and as amended on November 1, 2012, we entered into a ten year agreement with Xerox Consultant Company, Inc. (Xerox), formerly known as Affiliated Computer Services, Inc., to provide services to support our remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for current Allscripts’ employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services.
(4)	We have letters of credit outstanding under our Credit Agreement. The letters of credit are provided as security for a corporate facilities lease and to support workers’ compensation insurance policies. No amounts had been drawn on the letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates. Allscripts is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our Senior Secured Credit Facilities. Based on our balance of $441 million of debt under our Senior Secured Credit Facilities as of December 31, 2012, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of $4 million. We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and a final termination date of October 31, 2014. At December 31, 2012, the notional amount of the interest rate swap agreement was $225 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements.

Allscripts has international operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2012 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

As of December 31, 2012, we had cash and cash equivalents and marketable securities in financial instruments of $106 million. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash and cash equivalents and marketable securities as of December 31, 2012, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of $1 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

We have audited the consolidated balance sheets of Allscripts Healthcare Solutions, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allscripts Healthcare Solutions, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allscripts Healthcare Solutions, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

We have audited Allscripts Healthcare Solutions, Inc.’s internal control over financial reporting as of December 31,2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allscripts Healthcare Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allscripts Healthcare Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allscripts Healthcare Solutions, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 of Allscripts Healthcare Solutions, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 1, 2013

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$103,956	$157,753
Accounts receivable, net of allowance of $37,838 and $12,505 at December 31, 2012 and 2011, respectively	337,024	362,793
Deferred taxes, net	56,499	40,600
Prepaid expenses and other current assets	110,023	96,635

Total current assets	607,502	657,781
Long-term marketable securities	1,706	1,675
Fixed assets, net	155,494	122,563
Software development costs, net	95,579	98,378
Intangible assets, net	426,986	489,848
Goodwill	1,039,364	1,039,364
Deferred taxes, net	7,529	5,017
Other assets	50,304	88,998

Total assets	$2,384,464	$2,503,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,874	$41,215
Accrued expenses	93,100	89,664
Accrued compensation and benefits	44,124	31,784
Deferred revenue	290,653	288,900
Current maturities of long-term debt and capital lease obligations	79,305	45,477

Total current liabilities	553,056	497,040
Long-term debt	362,697	322,664
Deferred revenue	19,750	18,891
Deferred taxes, net	125,913	119,728
Other liabilities	38,707	68,581

Total liabilities	1,100,123	1,026,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011	0	0
Common stock: $0.01 par value, 349,000 shares authorized at December 31, 2012 and 2011; 257,087 and 172,415 shares issued and outstanding at December 31, 2012, respectively, 254,691 and 190,382 shares issued and outstanding at December 31, 2011, respectively	2,571	2,547
Treasury stock: at cost, 84,672 and 63,951 shares at December 31, 2012 and 2011, respectively	(278,036)	(52,075)
Additional paid-in capital	1,577,260	1,543,167
Accumulated deficit	(17,530)	(16,377)
Accumulated other comprehensive income (loss)	76	(542)

Total stockholders’ equity	1,284,341	1,476,720

Total liabilities and stockholders’ equity	$2,384,464	$2,503,624

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands, except per share amounts)	2012	2011
Revenue:
System sales	$145,274	$227,906	$103,873	$145,120
Professional services	270,541	250,348	93,875	75,439
Maintenance	460,138	438,999	200,746	257,978
Transaction processing and other	570,372	526,824	214,815	225,965

Total revenue	1,446,325	1,444,077	613,309	704,502

Cost of revenue:
System sales	128,300	144,139	63,392	85,070
Professional services	234,869	210,614	81,572	66,561
Maintenance	145,352	135,570	67,463	82,348
Transaction processing and other	331,269	288,189	102,713	81,679

Total cost of revenue	839,790	778,512	315,140	315,658

Gross profit	606,535	665,565	298,169	388,844
Selling, general and administrative expenses	384,370	387,571	232,788	224,995
Research and development	162,158	104,106	43,261	49,206
Asset impairment charges	11,101	0	0	0
Amortization of intangible assets	35,635	37,344	16,235	10,060

Income from operations	13,271	136,544	5,885	104,583
Interest expense	(16,187)	(20,750)	(9,687)	(1,993)
Interest income and other (expense), net	(14,544)	1,685	843	946

Income (loss) before income taxes	(17,460)	117,479	(2,959)	103,536
Benefit (provision) for income taxes	16,307	(43,870)	(2,606)	(40,666)

Net income (loss)	($1,153)	$73,609	($5,565)	$62,870

Earnings (loss) per share—basic and diluted	($0.01)	$0.39	($0.03)	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Net income (loss)	($1,153)	$73,609	($5,565)	$62,870
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	78	(3)	(1)	63
Derivatives:
Unrealized (loss) income on derivative financial instruments	(1,563)	(5,781)	1,661	0
Reclassification adjustment for loss included in net income	1,783	2,024	342	0
Tax effect	(87)	1,463	(776)	0

Unrealized income (loss) on derivative financial instruments, net of tax	133	(2,294)	1,227	0
Change in foreign currency translation adjustments	407	(578)	1,063	0

Total other comprehensive income (loss)	618	(2,875)	2,289	63

Comprehensive income (loss)	($535)	$70,734	($3,276)	$62,933

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Balances and activity from May 31, 2009 through December 31, 2010 are unaudited)

	Common Stock Issued		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount	Shares	Amount				Total
Balance at May 31, 2009	142,397	$1,423	0	$0	$846,257	($147,291)	($19)	$700,370
Stock-based compensation expense	0	0	0	0	13,918	0	0	13,918
Common stock issued under stock plans	1,519	16	0	0	3,578	0	0	3,594
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	6,251	0	0	6,251
Conversion of debentures	2,451	25	0	0	19,734	0	0	19,759
Net income	0	0	0	0	0	62,870	0	62,870
Unrealized gain on marketable securities, net of tax	0	0	0	0	0	0	63	63

Balance at May 31, 2010	146,367	1,464	0	0	889,738	(84,421)	44	806,825
Stock-based compensation expense	0	0	0	0	17,968	0	0	17,968
Issuance of shares of common stock for purchase of Eclipsys	69,226	692	0	0	1,230,590	0	0	1,231,282
Common stock issued under stock plans	3,565	35	0	0	10,391	0	0	10,426
Tax benefit deficiency realized upon exercise of stock-based compensation	0	0	0	0	(457)	0	0	(457)
Issuance and receipt of shares of common stock related to the Coniston Transactions	61,308	613	(61,308)	(613)	0	0	0	0
Repurchase of shares of common stock related to the Coniston Transactions	(29,756)	(297)	0	0	(678,703)	0	0	(679,000)
Net loss	0	0	0	0	0	(5,565)	0	(5,565)
Unrealized loss on marketable securities, net of tax	0	0	0	0	0	0	(1)	(1)
Net unrealized gain on derivative financial instruments, net of tax	0	0	0	0	0	0	1,227	1,227
Foreign currency translation adjustment	0	0	0	0	0	0	1,063	1,063

Balance at December 31, 2010	250,710	2,507	(61,308)	(613)	1,469,527	(89,986)	2,333	1,383,768
Stock-based compensation expense	0	0	0	0	41,199	0	0	41,199
Common stock issued under stock plans, net of shares withheld for employee taxes	3,981	40	0	0	23,623	0	0	23,663
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	8,818	0	0	8,818
Repurchase of shares of common stock	0	0	(2,643)	(51,462)	0	0	0	(51,462)
Net income	0	0	0	0	0	73,609	0	73,609
Unrealized loss on marketable securities, net of tax	0	0	0	0	0	0	(3)	(3)
Net unrealized loss on derivative financial instruments, net of tax	0	0	0	0	0	0	(2,294)	(2,294)
Foreign currency translation adjustment	0	0	0	0	0	0	(578)	(578)

Balance at December 31, 2011	254,691	2,547	(63,951)	(52,075)	1,543,167	(16,377)	(542)	1,476,720
Stock-based compensation expense	0	0	0	0	39,985	0	0	39,985
Common stock issued under stock plans, net of shares withheld for employee taxes	2,396	24	0	0	(4,797)	0	0	(4,773)
Tax benefit deficiency realized upon exercise of stock-based compensation	0	0	0	0	(1,095)	0	0	(1,095)
Repurchase of shares of common stock	0	0	(20,721)	(225,961)	0	0	0	(225,961)
Net loss	0	0	0	0	0	(1,153)	0	(1,153)
Unrealized income on marketable securities, net of tax	0	0	0	0	0	0	78	78
Net unrealized income on derivative financial instruments, net of tax	0	0	0	0	0	0	133	133
Foreign currency translation adjustment	0	0	0	0	0	0	407	407

Balance at December 31, 2012	257,087	$2,571	(84,672)	($278,036)	$1,577,260	($17,530)	$76	$1,284,341

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	($1,153)	$73,609	($5,565)	$62,870
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150,234	132,400	50,089	36,522
Stock-based compensation expense	39,126	40,752	18,916	14,849
Excess tax benefits from stock-based compensation	(3,516)	(8,818)	457	(6,251)
Deferred taxes	(12,780)	33,395	(3,825)	31,562
Asset impairment charges	11,101	0	0	0
Other losses (gains)	2,407	3,513	476	(460)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	26,173	(45,853)	903	(26,798)
Prepaid expenses and other assets	(14,430)	(17,551)	(11,522)	(18,695)
Accounts payable	3,440	(8,546)	(10,413)	13,056
Accrued expenses	3,397	8,581	10,377	14,775
Accrued compensation and benefits	13,101	(14,766)	448	709
Deferred revenue	3,214	72,728	25,288	18,092
Other liabilities	2,356	(690)	152	(313)

Net cash provided by operating activities	222,670	268,754	75,781	139,918
Cash flows from investing activities:
Capital expenditures	(80,166)	(44,306)	(24,552)	(13,919)
Capitalized software	(42,965)	(60,748)	(36,936)	(21,097)
Purchases of marketable securities and other investments	0	(12,900)	(9)	(4,008)
Sales and maturities of marketable securities and other investments	94	55	1,598	7,017
Proceeds received from sale of fixed assets	0	20,000	0	0
Change in restricted cash	0	2,225	2,216	0
Net cash acquired in merger with Eclipsys	0	0	170,102	0

Net cash (used in) provided by investing activities	(123,037)	(95,674)	112,419	(32,007)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,519	35,119	10,426	3,594
Excess tax benefits from stock-based compensation	3,516	8,818	(457)	6,251
Taxes paid related to net share settlement of equity awards	(10,292)	(11,456)	0	0
Payments of capital lease obligations	(822)	(1,427)	(830)	(1,510)
Credit facility payments	(250,874)	(170,424)	(80,875)	(43,995)
Credit facility borrowings, net of issuance costs	324,010	47,193	547,744	0
Repurchase of common stock	(225,961)	(51,462)	(679,000)	0

Net cash used in financing activities	(154,904)	(143,639)	(202,992)	(35,660)

Effect of exchange rate changes on cash and cash equivalents	1,474	(1,091)	785	0

Net (decrease) increase in cash and cash equivalents	(53,797)	28,350	(14,007)	72,251
Cash and cash equivalents, beginning of period	157,753	129,403	143,410	71,159

Cash and cash equivalents, end of period	$103,956	$157,753	$129,403	$143,410

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

Change in Fiscal Year

On August 23, 2010, the Board of Directors approved a change of fiscal year end from May 31 to December 31. As such, the two most current periods represent the twelve months ended December 31, 2012 and 2011 reported on the basis of the new fiscal year beginning as of January 1. Our other periods consisted of the seven month transition period beginning June 1, 2010 through December 31, 2010, and the twelve months ended May 31, 2010 presented on the basis of our previous fiscal year end.

Unaudited Information

This report is not complete as described in the Explanatory Note immediately following the cover page. The delay in filing the complete report is the result of a change in 2012 of the Company’s business segments (refer to Note 15 regarding the realignment of our reportable segments) that requires recasting of the segment information for all periods presented. Additional time is necessary to complete the requisite procedures for all periods ending on or prior to December 31, 2010. Following the filing of this report the Company will file a Form 12b-25 with the Securities and Exchange Commission, with respect to the financial statements for the seven months ended December 31, 2010 and the year ended May 31, 2010.

The consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the seven months ended December 31, 2010 and the year ended May 31, 2010, and accompanying notes, are presented herein as unaudited.

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity. The amounts reclassified for each period are as follows:

Reclassifications in the Consolidated Statements of Operations:

			Unaudited
			Seven Months Ended December 31, 2010	Year Ended May 31, 2010
	Year Ended December 31,
(In thousands)	2012	2011
Revenue reclassifications from system sales to maintenance	$0	$14,963	$9,244	$9,477

Reclassifications in the Consolidated Balance Sheets:

	December 31,	December 31,
(In thousands)	2012	2011
Reclassification to other assets from prepaid expenses and other current assets	$0	$9,151
Decrease in prepaid expenses and other assets and accrued expenses	0	13,717

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by the Company. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract customer support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, Software-as-a-Service (“SaaS”) transactions, software hosting services, and outsourcing. For some clients, we host the software applications licensed from us remotely using our own or third-party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon delivery of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (generally software licenses) are accounted for using the residual method.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under percentage of completion accounting using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the receivable is probable. Maintenance and support from these agreements is recognized over the term of the support agreement based on vendor-specific objective evidence of fair value of the maintenance revenue, which is based upon contractual renewal rates. For income statement presentation, consideration from agreements accounted for under percentage of completion accounting is allocated between system sales and professional services based on vendor specific evidence of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to software license fee.

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

Fees related to SaaS arrangements are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to customers. These arrangements include professional services fees related to the implementation and set-up of our solutions and are generally billed upfront and recorded as deferred revenue until our solutions are made available to the customer. The implementation and set-up fees are recognized as revenue ratably over the estimated customer relationship period. The estimated length of a customer relationship period is based on our experience with customer contract renewals and consideration of the period over which such customers use our SaaS solutions.

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

For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may result in a requirement to either separate or combine deliverables, such that a delivered item could now meet the separation criteria and qualify as a separate unit of accounting which may lead to an upward or downward adjustment to the amount of revenue recognized under the arrangement on a prospective basis.

We assess whether fees are fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our payment arrangements with clients typically include milestone-based software license fee payments and payments based upon delivery for services and hardware.

While most of our arrangements include short-term payment terms, we periodically provide extended payment terms to clients from the date of contract signing. We do not recognize revenue under extended payment term arrangements until such payments become due. In certain circumstances, where all other revenue recognition criteria have been met, we occasionally offer discounts to clients with extended payment terms to accelerate the timing of when payments are made. Changes to extended payment term arrangements have not had a material impact on our consolidated results of operations.

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

The Company records reimbursements for out-of-pocket expenses incurred as professional services revenue in the statement of operations. These amounts totaled:

			Unaudited
			Seven Months Ended December 31, 2010	Year Ended May 31, 2010
	Year Ended December 31,
(In thousands)	2012	2011
Reimbursements for out-of-pocket expenses incurred as professional services revenue	$22,656	$20,788	$6,700	$4,777

Revenue earned on contracts in excess of billings, both the current and non-current portions, is included in the balance of accounts receivable and other assets, respectively. Billings are expected to occur according to the contract terms. Revenue earned on contracts in excess of billings and deferred revenue consisted of the following:

	December 31,
(In thousands)	2012	2011
Revenue earned on contracts in excess of billings
Unbilled revenue (current)	$53,988	$75,204
Unbilled revenue (long-term)	2,301	3,329

Total revenue earned on contracts in excess of billings	$56,289	$78,533

Deferred revenue
Prepayments and billings in excess of revenue earned on contracts in progress for software and services	$181,074	$180,123
Prepayments and billings in excess of revenue earned on contracts in progress for support and maintenance	109,579	108,777

Deferred revenue (current)	290,653	288,900
Prepayments and billings in excess of revenue earned on contracts in progress (long-term)	19,750	18,891

Total deferred revenue	$310,403	$307,791

Fair Value Measurements

The fair values of assets and liabilities required to be measured at fair value are categorized based on the level of judgment associated with the inputs used to measure their value. Hierarchical levels are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 investments include money market funds valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities and consist of mortgage and asset-backed bonds. Marketable securities are recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets that are considered to be Level 2 inputs. Our Level 2 derivative financial instrument represents an interest rate swap contract that is valued based on observable values for underlying interest rates and market determined risk premiums.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. We have no Level 3 financial instruments.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	December 31, 2012			December 31, 2011
(In thousands)		Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$14,653	$0	$14,653	$14,071	$0	$14,071
Marketable securities	Long-term marketable securities	0	1,706	1,706	0	1,675	1,675
Derivatives	Other liabilities	0	(1,534)	(1,534)	0	(1,754)	(1,754)

Total		$14,653	$172	$14,825	$14,071	($79)	$13,992

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These investments are recorded at cost with a carrying value of $13 million at December 31, 2012 and are included in other assets in the accompanying consolidated balance sheets (see note 22 regarding the subsequent sale of our investment in Humedica, Inc.). We measure our cost method investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. If an evaluation is required, the fair value of these investments will be determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.

Our long-term financial liabilities consist of long-term debt with a carrying value that approximates fair value since the interest rate approximates current market rates.

Financial Instruments

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

Other investments classified as long-term marketable securities include certain debt instruments. Debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Realized and unrealized gains and losses for all periods presented are immaterial. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income. There were no other-than-temporary impairments for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. There were no realized gains (losses) on derivatives for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010.

Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is based principally on specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition of Allscripts’ customers, the industry in which we operate and general economic conditions. Allscripts reviews the collectability of individual accounts and assesses the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection has been exhausted and the potential for recovery is considered remote. During the fourth quarter of 2012, due to deterioration in its accounts receivable aging, we revised our estimate regarding uncollectible and slow paying accounts and recorded an increase in the allowance for doubtful accounts of approximately $16.8 million. The majority of these aged accounts receivable balances related to maintenance services provided to ongoing customers. Accordingly, this incremental reserve was recorded as a reduction of our maintenance revenues during the three months ended December 31, 2012. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allscripts does not have any significant off-balance-sheet credit exposure related to its customers.

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

During the three months ended June 30, 2011, we voluntarily changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from May 31 to the first day of the fiscal fourth quarter. This change is preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with our strategic planning and budgeting process, which will enable management to use the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of our reporting units. The change did not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it was impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively. There was no impairment identified as a result of our annual impairment tests.

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

At each balance sheet date, the unamortized capitalized costs of a software product are compared with the net realizable value of that product. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy Allscripts’ responsibility set forth at the time of sale. The carrying value of capitalized software depends on the ability to recover its value through future revenue from the sale of the software. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required.

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2012	2011
Software development costs	$156,703	$132,714
Less: accumulated amortization	(61,124)	(34,336)

Software development costs, net	$95,579	$98,378

Capitalized software development costs, write-offs and amortization of capitalized software development costs included in system sales cost of revenue and impairments were as follows:

			Unaudited
			Seven Months Ended December 31, 2010	Year Ended May 31, 2010
	Year Ended December 31,
(In thousands)	2012	2011
Capitalized software development costs	$42,965	$60,748	$36,936	$21,097
Write-offs of capitalized software development costs	$8,699	$0	$0	$0
Amortization of capitalized software development costs	$37,065	$23,669	$5,538	$4,712

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The tax expense or benefit for unusual items, or certain adjustments to the valuation allowance, are treated as discrete items in the interim period in which the events occur. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

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

The calculations of earnings per share are as follows:

			Unaudited
			Seven Months Ended December 31, 2010	Year Ended May 31, 2010
	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011
Basic Earnings (Loss) per Common Share:
Net income (loss)	($1,153)	$73,609	($5,565)	$62,870
Less: Income allocated to participating securities	0	0	0	(1,308)

Net income (loss) available to common shareholders	($1,153)	$73,609	($5,565)	$61,562

Weighted average common shares outstanding	178,699	189,254	168,110	145,146

Basic Earnings (Loss) per Common Share	($0.01)	$0.39	($0.03)	$0.42

Earnings (Loss) per Common Share Assuming Dilution:
Net income (loss)	($1,153)	$73,609	($5,565)	$62,870
Less: Income allocated to participating securities	0	0	0	(1,281)
Add: Interest expense on Debentures, net of tax	0	0	0	69

Net income (loss) available to common shareholders	($1,153)	$73,609	($5,565)	$61,658

Weighted average common shares outstanding	178,699	189,254	168,110	145,146
Dilutive effect of stock options and restricted stock units awards	0	1,786	0	2,782
Dilutive effect of Debentures	0	0	0	456

Weighted average common shares outstanding assuming dilution	178,699	191,040	168,110	148,384

Earnings (Loss) per Common Share Assuming Dilution:	($0.01)	$0.39	($0.03)	$0.42

The as-if converted shares and interest expense related to our Debentures were included for the year ended May 31, 2010.

The as-if converted shares totaling 3 million were not included in the seven months ended December 31, 2010 as the effects were anti-dilutive.

The following stock options and share awards are not included in the computation of diluted earnings per share as the effect of including such stock options and share awards in the computation would be anti-dilutive:

			Unaudited
			Seven Months Ended December 31, 2010	Year Ended May 31, 2010
	Year Ended December 31,
(In thousands)	2012	2011
Shares subject to anti-dilutive stock options and share awards excluded from calculation	2,878	1,203	772	26

Stock-Based Compensation

Under the fair value recognition provisions of accounting guidance related to stock-based payment arrangements, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the appropriate service period, net of estimated forfeitures. The fair value of restricted stock units and restricted stock awards are measured at their underlying closing share price on the date of grant.

The net proceeds from stock-based compensation activities are reflected as a financing activity within the consolidated statements of cash flows. Allscripts settles employee stock option exercises and stock awards with newly issued common shares.

Stockholder Rights Plan

The Company is authorized to issue up to 1 million shares of preferred stock, of which 349 thousand shares have been designated as Series A Junior Participating Preferred Stock. As of December 31, 2012 and December 31, 2011, no shares of preferred stock were issued or outstanding.

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

Retirement Savings Plan

We sponsor an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We contributed the following amounts to the Plan:

			Unaudited
			Seven Months Ended December 31, 2010	Year Ended May 31, 2010
	Year Ended December 31,
(In thousands)	2012	2011
Company contributions to employee benefit plan	$13,776	$11,182	$4,838	$5,007

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

Allscripts has not entered into any foreign currency hedging contracts during the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010.

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

			Unaudited
			Seven Months Ended December 31, 2010	Year Ended May 31, 2010
	Year Ended December 31,
(In thousands)	2012	2011
Bad debt expense	$22,947	$10,059	$6,140	$7,785

The majority of revenue is derived from customers located in the United States. The majority of long-lived assets are located in the United States. No customers accounted for greater than 10% of revenue in the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010. No customer represented more than 10% of accounts receivable as of December 31, 2012 or 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

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

2. Business Combinations and Divestitures (Unaudited, except with respect to information for the years ended December 31, 2012 and 2011)

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

Acquisition and integration-related costs included in selling, general and administrative expenses for the years ended December 31, 2012 and December 31, 2011, the seven months ended December 31, 2010 and the year ended May 31, 2010 totaled $4 million, $36 million, $57 million and $4 million, respectively.

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

		$377,000

The following unaudited pro forma information assumes the Eclipsys Merger occurred as of the beginning of the earliest periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the Eclipsys Merger including our amortization charges from acquired intangible assets, the elimination of certain intangible asset amortization incurred by Eclipsys, stock-based compensation charges for equity awards assumed, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though the aforementioned companies were combined at the beginning of the earliest period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which we believe are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the merger occurred at the beginning of the earliest period presented, nor of future results of operations. For pro forma purposes, quarterly financial results of legacy Eclipsys have been combined in order to align with the historical financial reporting periods of Allscripts. Accordingly, the financial results of legacy Eclipsys for the twelve months ended June 30, 2010 have been combined with the results of Allscripts for the year ended May 31, 2010. The unaudited pro forma results are as follows:

		Supplemental Pro Forma Data
(In thousands, except per share amounts)	August 24, 2010 through December 31, 2010	Seven Months Ended December 31, 2010	Year Ended May 31, 2010
Total revenue	$174,677	$720,176	$1,224,279
Net (loss) income	$(9,707)	$55,894	$66,134
Earnings per share—basic and diluted		$0.29	$0.35

The unaudited pro forma information for the seven months ended December 31, 2010 and the year ended May 31, 2010 include the following adjustments:

•

Net increase in revenues and net increase in net income representing legacy Eclipsys pre-merger revenues and net income as follows: revenues of $80 million and net income of $3 million for the seven months ended December 31, 2010; revenues of $522 million and net income of $15 million for the twelve months ended June 30, 2010.

•

Increase in revenues for the seven months ended December 31, 2010 of $27 million and a decrease in revenues for the year ended May 31, 2010 of approximately $2 million relating to deferred revenue acquisition accounting adjustments.

•

Increase to amortization expense for the seven months ended December 31, 2010 and the year ended May 31, 2010 of approximately $1 million and $21 million, respectively, related to management’s estimate of the fair value of intangible assets acquired as a result of the Eclipsys Merger. These increases reflect the elimination of all legacy Eclipsys historical intangible asset and capitalized software amortization for all applicable periods.

•

Increase to interest expense for the seven months ended December 31, 2010 and the year ended May 31, 2010 of approximately $3 million and $22 million, respectively, related to the debt used to finance a portion of the stock transactions and contingent share repurchase contemplated by the Framework Agreement (“Coniston Transactions”). These increases reflect the elimination of previously recognized interest expense of legacy Allscripts and legacy Eclipsys.

•

Decrease to stock-based compensation expense for the seven months ended December 31, 2010 of approximately $0 and an increase for the year ended May 31, 2010 of $7 million related to equity awards of legacy Eclipsys assumed as part of the Eclipsys Merger.

•

Operating expenses reflect decreases of $72 million in the seven months ended December 31, 2010, which includes $15 million of transaction expenses included in the pre-merger results of legacy Eclipsys, and $14 million for the year ended May 31, 2010 to reflect transaction-related expenses of legacy Allscripts and legacy Eclipsys as if the merger occurred as of the beginning of the earliest period presented.

Excluding the net pre-merger impacts of legacy Eclipsys described above, all pro forma adjustments are reflected in pro forma earnings (loss) assuming an effective income tax rate of 39%.

3. Reduction of Misys Share Ownership (Unaudited, except with respect to information for the year ended December 31, 2011)

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

On February 24, 2011, Misys announced that it had disposed of its remaining investment in Allscripts common stock.

4. Fixed Assets

Fixed assets consist of the following:

(Dollar amounts in thousands)	Estimated Useful Life	December 31, 2012	December 31, 2011
Computer equipment and software	3 to 7 years	$227,092	$157,845
Facility furniture, fixtures and equipment	5 to 7 years	22,779	18,128
Leasehold improvements	7 to 8 years, or life of lease if shorter	24,472	22,243
Assets under capital lease	3 to 5 years	9,419	9,580

		283,762	207,796
Less: accumulated depreciation and amortization		(128,268)	(85,233)

Fixed assets, net		$155,494	$122,563

Fixed assets depreciation and amortization expense were as follows:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Fixed assets depreciation and amortization expense	$43,126	$35,794	$12,588	$9,161

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2012			December 31, 2011
(In thousands)	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangible assets
Intangible assets subject to amortization
Proprietary technology	$361,660	($197,383)	$164,277	$361,660	($170,157)	$191,503
Customer contracts and relationships	312,600	(101,891)	210,709	534,355	(288,010)	246,345

Total intangible assets subject to amortization	674,260	(299,274)	374,986	896,015	(458,167)	437,848

Indefinite lived and non-amortizable registered trademarks	52,000	0	52,000	52,000	0	52,000

Total intangible assets	$726,260	($299,274)	$426,986	$726,260	($236,412)	$489,848

Goodwill	$1,039,364	$0	$1,039,364	$1,039,364	$0	$1,039,364

In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. After the realignment and based upon the information used by management for making operating decisions and assessing performance, we identified the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing. Refer to Note 15 Business Segments for additional information.

As a result of the changes to our operating segments, we assessed our new reporting units and allocated goodwill. As part of this assessment, we determined the fair value of each of our reporting units using both a discounted cash flow analysis and a market approach considering benchmark company market multiples. We also considered our market capitalization on the date of the analysis. We then allocated goodwill to each reporting unit based on their relative fair values. The resulting allocation of goodwill to individual reporting units is shown below.

There were no changes in the total carrying value of goodwill during 2012. During 2011, the total carrying value of goodwill increased by approximately $2 million due to purchase accounting adjustments related to the Eclipsys Merger. Following the realignment of our business segments during 2012, the carrying amounts of goodwill by reportable segment at December 31, 2012 were as follows (Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have presented the portion of goodwill allocated to this segment within our reconciliation to consolidated amounts in the table below):

(In thousands)	Software Delivery	Services Delivery	Client Support	Pathway Solutions	IT Outsourcing	Remote Hosting	Total
Balance as of December 31, 2012
Goodwill	$320,299	$87,665	$327,793	$208,795	$59,029	$35,783	$1,039,364
Accumulated impairment losses	0	0	0	0	0	0	0

	$320,299	$87,665	$327,793	$208,795	$59,029	$35,783	$1,039,364

In conjunction with the allocation of goodwill to our revised reporting units, we performed step one of the annual goodwill impairment test as of July 1, 2012. For each reporting unit, fair value exceeded its carrying value and no indicators of impairment were identified as a result of the interim step one test. We again performed step one of the goodwill impairment test as of October 1, 2012, our annual testing date. For each reporting unit, fair value exceeded its carrying value and no impairment was identified.

Due to a decline in our stock price during the final three months of 2012, which we considered to be an indicator of potential impairment, we re-performed step one of the goodwill impairment test as of December 31, 2012. Based on re-performance of step one, no impairment was identified.

Intangible assets are being amortized over their estimated useful lives. Allscripts recorded amortization expense related to the intangible assets as follows:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Proprietary technology amortization included in cost of revenue, system sales	$27,226	$27,478	$12,719	$11,064
Intangible amortization included in operating expenses	35,635	37,344	16,235	10,060

Total intangible amortization expense	$62,861	$64,822	$28,954	$21,124

Estimated future amortization expense for the intangible assets that exist as of December 31, 2012 is as follows:

(Dollar amounts in thousands)	Year Ended December 31,
2013	$55,102
2014	52,286
2015	47,466
2016	35,421
2017	30,220
Thereafter	154,491

Total	$374,986

6. Asset Impairment Charges

On October 3, 2012, to serve our clients and the healthcare market better, we publicly announced a plan to standardize our small office electronic health record and practice management systems. As part of this plan, we will converge, over time, our MyWay Electronic Health Record System (“MyWay”) and Professional Suite Electronic Health Record System.

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

As a result of the above decision and the related elimination of future cash flows from sales of the MyWay application, we recorded a non-cash charge to earnings in 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay as follows:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Asset impairment charges	$11,101	$0	$0	$0

The write-downs of the capitalized software development costs and the perpetual license related to MyWay are based on our estimates of their fair values, which we believe to be zero. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy (refer to “Fair Value Measurements” under Note 2 regarding the hierarchical levels of fair value inputs).

7. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2012	December 31, 2011
Royalties, certain third party product costs and licenses	$31,795	$33,795
Other	61,305	55,869

Total accrued expenses	$93,100	$89,664

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

8. Debt

Debt outstanding consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011
Senior Secured Credit Facilities (long-term portion)	$362,697	$322,664
Senior Secured Credit Facilities (current portion)	78,770	44,677

Total debt	$441,467	$367,341

Interest expense consisted of the following:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Interest expense	$11,121	$13,546	$7,796	$1,481
Debt cost amortization	5,066	5,264	1,891	512
Write off of unamortized deferred debt issuance costs	0	1,940	0	0

Total interest expense	$16,187	$20,750	$9,687	$1,993

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

On June 11, 2012, we entered into an Incremental Assumption Agreement (the “Agreement”) with J. P. Morgan Securities LLC, Mizuho Corporate Bank, LTD., SunTrust Robinson Humphrey, Inc. and other participating lenders to borrow additional amounts under our existing Amended and Restated Credit Agreement in the form of a new incremental term loan. Proceeds from the incremental term loan of $150 million were used to partially refinance the $175 million outstanding under our revolving credit facility, which is provided for in the Credit Agreement. We also made a voluntary repayment of the revolver totaling $20 million at the time of the refinancing. The interest rate charged, debt covenants and other terms that apply to the term loan are defined by the terms of the Credit Agreement. We incurred debt issuance costs totaling $1 million related to the incremental term loan, which were deferred and included within other assets on the balance sheet. Quarterly principal payments on the incremental term loan commenced on September 30, 2012.

The Amended and Restated Credit Agreement reduced the applicable interest margin for borrowings under the senior credit facilities by 75 basis points at each level of the leverage based pricing grid. In addition, the Commitment Fee was reduced at certain levels of the leverage based pricing grid. The Amended and Restated Credit Agreement also allows the Company to borrow up to $100 million under its revolving credit facility in certain foreign currencies and increases the leverage ratio in which the Company can make unlimited Restricted Payments from 1.75 to 1 to 2.00 to 1.

On February 19, 2013, we entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”), which, among other things, increased the applicable interest margin for borrowings under the senior credit facilities by 25 basis points at each level of the leverage based pricing grid above a leverage ratio of 2.00 to 1. The First Amendment also increases the leverage ratio in which the Company can make unlimited Restricted Payments and Permitted Acquisitions from 2.00 to 1 to 2.50 to 1. In connection with the First Amendment, we incurred $1 million in fees during the first quarter of 2013.

The maturity date and principal amount of the senior secured credit facilities remains the same as in the Credit Agreement. In addition, the prepayment provisions and covenants included in the Credit Agreement have not changed, except as discussed above.

The Term Facility matures in quarterly installments which commenced on December 31, 2010, provided that, notwithstanding the above, the remaining principal balance shall be due and payable on the fifth anniversary of the Closing Date. The following table summarizes our future payments under the senior secured credit facilities including the incremental term loan as of December 31, 2012:

(Dollar amounts in thousands)	Principal Payments
Payments due in 2013	$78,770
Payments due in 2014	104,698
Payments due in 2015	199,395
Payments due in 2016	58,604
Thereafter	0

441,467
Senior Secured Credit Facilities (current portion)	78,770

Senior Secured Credit Facilities (long-term portion)	$362,697

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

As of December 31, 2012, $441 million in borrowings and $1 million in letters of credit were outstanding under the Amended and Restated Credit Agreement. As of December 31, 2012, the interest rate on the Senior Secured Credit Facilities was LIBOR plus 2.00%, which totaled 2.21%. Refer to Note 13 for the discussion of the interest rate swap agreement. We were in full compliance with the covenants under the Amended and Restated Credit Agreement as of December 31, 2012. As of December 31, 2012, the unamortized deferred debt issuance costs totaled $11 million, and are included within prepaid expenses and other current assets and other assets on the balance sheet.

As of December 31, 2012, we had $249 million available, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Amended and Restated Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Senior Convertible Debentures

In July 2004, Allscripts completed a private placement of $83 million of the Debentures. Holders of $55 million principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of 5 million shares of Allscripts common stock.

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

During July 2009, Allscripts exercised its call option on the remaining $20 million of Debentures for redemption. As a result of the call exercised by Allscripts, the holders of the Debentures had the right to convert the Debentures into common stock prior to payment redemption. During July and August 2009, holders of all of the outstanding Debentures exercised their right to convert the Debentures into an aggregate of 2 million shares of Allscripts common stock. There were no outstanding Debentures as of December 31, 2012 and 2011.

9. Income Taxes

The following is a geographic breakdown of income (loss) before the provision for income taxes:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
United States	($36,933)	$106,348	($5,314)	$103,536
Foreign	19,473	11,131	2,355	0

Total income (loss) before income taxes	($17,460)	$117,479	($2,959)	$103,536

The following is a summary of the components of the provision for income taxes:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Current tax provision
Federal	$1,610	$2,827	($2,353)	$8,119
State	3,793	4,685	1,245	6,324
Foreign	5,184	2,483	510	0

	10,587	9,995	(598)	14,443

Deferred tax provision
Federal	(24,196)	36,637	3,376	24,458
State	(2,473)	(2,391)	(238)	1,765
Foreign	(225)	(371)	66	0

	(26,894)	33,875	3,204	26,223

Provision for income taxes	($16,307)	$43,870	$2,606	$40,666

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
United States federal tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	0.0%	0.0%	(59.5%)	2.3%
Research credits	14.5%	(2.7%)	33.1%	(0.1%)
Change in unrecognized tax benefits	(6.6%)	1.8%	(28.9%)	0.0%
State income taxes, net of federal benefit	5.8%	4.6%	(27.0%)	5.1%
Compensation	(3.9%)	1.4%	(26.2%)	0.0%
Meals and entertainment	(6.1%)	0.9%	(20.9%)	0.9%
Impact of foreign operations	10.7%	(1.6%)	16.7%	0.0%
Federal, state and local rate changes	(11.3%)	(3.2%)	(12.8%)	0.0%
Change in unrecognized tax benefit, Coniston	91.4%	0.0%	0.0%	0.0%
Indemnification asset settlement, Coniston	(28.2%)	0.0%	0.0%	0.0%
Domestic manufacturing deduction	0.0%	0.0%	7.2%	(0.5%)
Non-deductible items	(0.5%)	0.2%	(4.4%)	0.0%
Valuation allowance	(4.0%)	0.0%	(0.4%)	0.0%
True-up of capitalized software deferred tax	(2.3%)	0.0%	0.0%	0.0%
Other	(1.1%)	0.9%	0.0%	(3.4%)

Provision for income taxes	93.4%	37.3%	(88.1%)	39.3%

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2012	December 31, 2011
Deferred tax assets
Accruals and reserves, net	$16,925	$14,006
Allowance for doubtful accounts	14,931	5,853
Stock-based compensation, net	7,309	6,839
Deferred compensation	151	148
Deferred revenue	6,205	0
Net operating loss carryforwards	63,256	93,474
Research and development tax credit	15,573	16,253
AMT credits	7,532	3,400
Other	10,330	9,443
Less: Valuation allowance	(832)	0

Total deferred tax assets	141,380	149,416

Deferred tax liabilities
Prepaid expense	(16,664)	(13,094)
Property and equipment, net	(1,344)	(2,220)
Acquired intangibles, net	(185,257)	(205,775)
Deferred revenue	0	(2,438)

Total deferred tax liabilities	(203,265)	(223,527)

Net deferred tax liabilities	($61,885)	($74,111)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

(In thousands)	December 31, 2012	December 31, 2011
Current deferred tax assets, net	$56,499	$40,600
Non-current deferred tax assets, net	7,529	5,017
Non-current deferred tax liabilities, net	(125,913)	(119,728)

Non-current deferred tax assets (liabilities), net	(118,384)	(114,711)

Net deferred tax liabilities	($61,885)	($74,111)

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of $169 million and $7 million, respectively. Of the total federal net operating loss carryforwards, approximately $7 million relates to stock compensation tax deductions that will be tax-effected and the related benefit credited to additional paid-in capital when realized. The net operating loss carryforwards expire in various amounts starting in 2024 for both federal and state tax purposes. The utilization of the federal net operating loss carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. Historical federal net operating losses of Allscripts are subject to annual limitation on usage of approximately $62 million per year. In connection with the Eclipsys Merger, the Company acquired federal net operating losses totaling approximately $265 million. Due to the change in control in Eclipsys, these net operating losses are subject to annual limitation on utilization of approximately $48 million per year. Net operating losses incurred subsequent to the Eclipsys Merger have no restrictions on utilization. The Company has Canadian net operating loss carryovers of approximately $12 million that expire in 2026.

We use the tax law ordering approach for determining when tax benefits derived from stock-based awards are utilized. Under this approach, the utilization of excess tax deductions associated with stock-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes when net operating losses exist.

For federal purposes, 1993 to 2012 tax years remain subject to income tax examination by federal authorities. Due to net operating loss carry forwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs. For the Company’s state tax jurisdictions, 2003 to 2012 tax years remain open to income tax examination by state tax authorities. In Canada, the 2003 to 2012 tax years remain open for examination and in India the 2009 to 2012 tax years remain open.

The Company has a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during the holiday, which slightly reduces income tax expense. The tax holiday for the subsidiary began to partially expire in 2012 and will fully expire in 2017. Tax savings realized from this holiday for the years ended December 31, 2012 and 2011 totaled $1 million and $1 million, respectively, which increased the Company’s diluted earnings per share by $0.01 and $0.01, respectively. The amount realized during the seven months ended December 31, 2010 was not material.

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

The following table reconciles unrecognized tax benefits:

			Unaudited
(In thousands)	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
	2012	2011
Beginning balance at January 1, 2012 and 2011 and June 1, 2010 and 2009, respectively	$43,284	$42,840	$2,808	$3,124
Increases for tax positions related to the current year	46	719	882	228
Decreases for tax positions related to prior years	(13,944)	0	0	0
Increases for tax positions related to prior years	656	282	0	0
Decreases relating to settlements with taxing authorities	(11,925)	0	0	0
Increases acquired in business acquisitions	0	0	13,340	0
Increases acquired in Coniston Transactions	0	0	25,863	0
Foreign currency translation	97	(215)	224	0
Reductions due to lapsed statute of limitations	(74)	(342)	(277)	(544)

Ending balance at December 31, 2012, 2011 and 2010, and May 31, 2010, respectively	$18,140	$43,284	$42,840	$2,808

As of December 31, 2011, we had accrued approximately $29 million related to uncertain tax positions resulting from the Framework Agreement with Misys dated June 9, 2010, which was subsequently amended on July 26, 2010. Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts through a series of transactions which are referred to as the Coniston Transactions. The acquired tax position related to the Coniston Transactions was indemnified by Misys in accordance with the Framework Agreement. Accordingly, we had an indemnification asset totaling $29 million, including related interest, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 2011.

During 2012, we settled an IRS examination for the period May 2007 through May 2010 which primarily resulted in a tax assessment of $13 million that is indemnified by Misys pursuant to the Framework Agreement. The remaining tax liability related to the Coniston Transactions totaling $16 million was reversed, as reflected in the table above, and recognized as a tax benefit in the accompanying consolidated statements of operations for the year ended December 31, 2012.

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

Excluding the effects of these items, our effective tax rate for the year ended December 31, 2012 is lower compared to the prior year due to a higher mix of foreign income taxed at lower rates and lower state tax expense.

If any portion of our unrecognized tax benefits is recognized, the entire amount would impact our effective tax rate. Although the results and timing of the resolution of income tax audits is highly uncertain, we believe it is reasonably possible that approximately $4 million of gross unrecognized tax benefits will change in the next 12 months due to resolution of transfer pricing positions with various taxing authorities.

We file income tax returns in the U.S. federal jurisdiction, numerous states and multiple international countries. We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

We intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. Accordingly, no deferred taxes have been recorded for the difference between the financial and tax basis investment in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, we would have additional U.S. taxable income and, depending on our tax position in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable.

As of December 31, 2012, we determined that approximately $37 million of these foreign subsidiaries’ undistributed earnings are now indefinitely reinvested outside the United States. As management has determined that the earnings of these subsidiaries are not required as a source of funding for U.S. operations, such earnings are not planned to be distributed to the United States in the foreseeable future.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

			(Unaudited)
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Interest and penalties included in provision for income taxes	($2,539)	$1,174	$473	$0

The amount of interest and penalties included in our consolidated balance sheets is as follows:

(In thousands)	December 31, 2012	December 31, 2011
Interest and penalties included in the liability for uncertain income taxes	$2,199	$4,737

10. Stock Award Plans

The Company’s 2011 Stock Incentive Plan (“Plan”) provides for the granting of stock options, service-based share awards and performance-based share awards, among other awards. As of December 31, 2012, there were 6.6 million shares of common stock reserved for issuance under future share-based awards to be granted to any employee, officer or director or independent consultant of the Company at terms and prices to be determined by the Board of Directors, subject to the terms of the Plan.

We recorded stock-based compensation expense as follows:

			(Unaudited)
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Total stock-based compensation expense	$39,985	$40,752	$18,916	$14,849

Stock-based compensation expense is reflected in cost of revenue and the functional lines within operating expenses. No stock-based compensation costs were capitalized during the years ended December 31, 2012 and 2011, seven months ended December 31, 2010 and the year ended May 31, 2010. The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2012 is $7 million. As of December 31, 2012, $64.8 million of unearned compensation related to non-vested awards and options was netted against the balance of additional paid in capital and will be recognized over the remaining vesting terms. These costs are expected to be recognized over a weighted average period of 2.8 years.

In connection with the Eclipsys Merger, we assumed all of the outstanding stock options and other stock awards of Eclipsys’ respective plans. These stock options and stock awards, as converted based on the same share exchange ratio defined in the Merger Agreement, generally retain all the rights, terms and conditions as originally granted.

We issue service-based awards, performance-based, and market-based awards in the form of restricted stock units or restricted stock. A description of each category of awards is presented below.

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

At December 31, 2012, there was $55.2 million of total estimated unrecognized compensation cost, assuming an estimated forfeiture rate, related to the service-based share awards which is expected to be recognized through December 31, 2016.

Performance-based Share Awards

Performance-based share awards include restricted stock units and shares. The purpose of such awards is to align management with the Company’s financial performance and other operational objectives and, in certain cases, to retain key employees over a specified performance period. Awards granted under this category are based on the achievement of various targeted financial measures including non-GAAP income per share and adjusted net income as defined in the grant agreements. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards will be recognized over three-year and four-year vesting periods under the accelerated attribution method.

At December 31, 2012, there was $6.5 million of total estimated unrecognized compensation cost, assuming an estimated forfeiture rate and various target attainments related to the performance-based share awards, which is expected to be recognized through December 2016.

Market-based Share Awards

Market-based share awards include restricted stock units. The purpose of such awards is to align management with the performance of the Company’s common stock relative to the market. Awards granted under this category are dependent on our total shareholder returns relative to a specified peer group of companies over three-year performance periods with vesting based on three annual performance segments from the grant dates. Fair values of the awards were estimated at the date of the grants using the Monte Carlo pricing model. Following completion of the three-year performance periods, the Compensation Committee will determine the number of awards that would vest considering overall performance over the three-year performance periods. If the numbers of shares that would vest under this scenario are greater than the amount vesting under the three annual performance segments, then such greater numbers of awards shall vest, reduced by the number of awards previously vested. Stock-based compensation expense related to these awards will be recognized over three-year vesting periods under the accelerated attribution method.

At December 31, 2012, there was $3.1 million of total estimated unrecognized compensation cost, assuming an estimated forfeiture rate and various target attainments related to the market-based share awards, which is expected to be recognized through December 2015.

The following table summarizes the activity for restricted stock units during the periods presented (information from May 31, 2009 through December 31, 2010 is unaudited).

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock units at May 31, 2009	3,168	$8.65

Awarded	1,502	$17.35
Vested	(925)	$8.88
Forfeited	(244)	$12.04

Unvested restricted stock units at May 31, 2010	3,501	$12.13

Awarded	1,227	$17.54
Assumed	502	$16.07
Vested	(1,192)	$12.33
Forfeited	(375)	$13.42

Unvested restricted stock units at December 31, 2010	3,663	$14.35

Awarded	2,247	$20.53
Vested	(1,237)	$13.08
Forfeited	(491)	$16.03

Unvested restricted stock units at December 31, 2011	4,182	$17.83

Awarded	5,574	$11.78
Vested	(1,898)	$16.11
Forfeited	(1,130)	$17.16

Unvested restricted stock units at December 31, 2012	6,728	$13.43

The following table summarizes the activity for restricted stock awards during the periods presented (information from May 31, 2009 through December 31, 2010 is unaudited).

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock awards at May 31, 2010	0	$0.00

Awarded	928	$17.09
Assumed	495	$14.43
Vested	(224)	$15.06
Forfeited	(31)	$16.41

Unvested restricted stock awards at December 31, 2010	1,168	$17.20

Vested	(622)	$16.39
Forfeited	(135)	$16.77

Unvested restricted stock awards at December 31, 2011	411	$16.95

Vested	(254)	$16.27
Forfeited	(137)	$16.72

Unvested restricted stock awards at December 31, 2012	20	$15.94

No restricted stock awards were granted prior to the year ended May 31, 2010.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that have vested in 2012 and 2011 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were 860 thousand and 660 thousand for the years ended December 31, 2012 and 2011, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented (information from May 31, 2009 through December 31, 2010 is unaudited):

(In thousands, except per share amounts)	Options Outstanding	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
Balance at May 31, 2009	4,222	$5.17	4,222	$5.17

Options exercised	(732)	$7.79
Options forfeited	(220)	$18.56

Balance at May 31, 2010	3,270	$3.42	3,270	$3.42

Options exercised	(1,382)	$7.43
Options assumed	5,865	$13.64
Options forfeited	(78)	$8.38

Balance at December 31, 2010	7,675	$10.46	6,434	$9.80

Options exercised	(3,469)	$10.21
Options forfeited	(230)	$14.49

Balance at December 31, 2011	3,976	$10.31	3,499	$9.87

Options exercised	(1,138)	$5.32
Options forfeited	(171)	$16.62

Balance at December 31, 2012	2,667	$12.04	2,548	$11.88

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

The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2012 was $4 million and $4 million, respectively, based on Allscripts’ closing stock price of $9.42 as of December 31, 2012. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under our plans:

			Unaudited
			Seven Months Ended December 31,	Year Ended May 31,
	Year Ended December 31,
(In thousands)	2012	2011	2010	2010
Total intrinsic value of stock options exercised	$7,756	$33,016	$15,001	$13,131
Total fair value of share awards vested	$28,600	$36,137	$27,633	$19,976

Information regarding stock options outstanding at December 31, 2012 is as follows:

(In thousands, except per share amounts) Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$1.33 to $5.09	322,923	$3.21	322,923	$3.21
$5.13 to $12.32	1,237,993	$9.11	1,222,048	$9.14
$12.50 to $15.99	105,373	$13.72	98,456	$13.70
$16.73 to $18.40	548,697	$16.54	452,333	$16.65
$18.45 to $20.94	452,027	$18.41	452,027	$18.41

	2,667,013		2,547,787

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2012 is 2.14 years.

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

Allscripts treats the ESPP as a non-compensatory plan in accordance with accounting guidance. There were 288 thousand and 140 thousand shares purchased under the ESPP during the years ended December 31, 2012 and 2011, respectively.

Misys Stock Plan

Certain employees of Allscripts previously participated in share-based compensation plans offered by Misys. Awards under the plans include market price awards (options priced at fair value of Misys stock at date of grant) and nil cost awards (zero strike price). Certain of the awards included performance based vesting conditions; otherwise, options vested over a service period that was generally three years. Upon completion of the Coniston Transactions and the related reduction of Misys’ ownership interests in Allscripts, the vesting of certain options previously granted to Allscripts’ employees was accelerated and the participation of Allscripts’ employees in the Misys stock plans terminated. All outstanding options held by employees of Allscripts on August 20, 2010 were assessed to determine the eligible grants that would fully vest as well as the options that would lapse. As a result of the assessment, we recognized expense of approximately $1 million due to the accelerated vesting of options during the seven months ended December 31, 2010. This charge was offset by approximately $1 million for options that were canceled. Stock-based compensation expense was approximately $2 million for the year ended May 31, 2010. We recognized no stock-based compensation expense related to the Misys stock plans during the years ended December 31, 2012 and 2011.

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

The following assumptions have been used in the option pricing models:

	(Unaudited)
	Seven Months Ended December 31,	Year Ended May 31,
	2010	2010
Risk-free interest rate	1.22%	2.04%
Dividend yield	0%	0%
Volatility
Market value awards	N/A	N/A
Nil cost awards	47%	46%
Expected life (years)
Market value awards	N/A	N/A
Nil cost awards	3	3

Volatility was calculated using Misys share price history for the period equivalent to the expected life. For awards with performance-based service conditions, vesting is tied to either total shareholder return, Misys earnings per share or Misys stock price. Additional variables used in the Monte Carlo option pricing model related to market benchmarked performance conditions include volatility of N/A and 42% and a correlation coefficient of N/A and N/A for the seven months ended December 31, 2010 and the year ended May 31, 2010, respectively.

Additional information with respect to the plan activity related to Allscripts for years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010 is summarized as follows (information from May 31, 2009 through December 31, 2010 is unaudited):

	Nil Costs		Market Value
(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
At May 31, 2009	3,915		3,632	$2.25

Granted	24	$2.76	0	$0.00	$0.00
Exercised	(487)		(113)	$2.76
Canceled or expired	(193)		(950)	$4.28
Transfers	312		548	$2.94

At May 31, 2010	3,571		3,117	$4.02

Granted	9	$4.14	0	$0.00	$0.00
Exercised	(1,817)		(991)	$3.31
Canceled or expired	(1,741)		(1,087)	$5.16

At December 31, 2010	22		1,039	$4.19

Exercised	0		(585)	$4.12
Canceled or expired	0		(450)	$4.69
Transfers	(22)		(4)	$5.57

At December 31, 2011	0		0	$0.00

At December 31, 2012	0		0	$0.00

Options exercisable	0		0	$0.00

The weighted-average fair value of all options granted during the seven months ended December 31, 2010 and the year ended May 31, 2010 was $4.14 and $2.76 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010 was $8 million, $1 million, $20 million and $9 million, respectively.

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

During the years ended December 31, 2012 and 2011, we repurchased approximately 21 million and 3 million shares of our common stock, respectively. The aggregate purchase price paid to acquire these shares pursuant to this stock repurchase program was approximately $226 million and $51 million during the years ended December 31, 2012 and 2011, respectively. The average price paid per share during the years ended December 31, 2012 and 2011was $10.89 and $19.45, respectively. As of December 31, 2012, the amount available for repurchase of common stock under this program was approximately $123 million.

12. Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income:

(In thousands)	December 31, 2012	December 31, 2011
Unrealized gain on marketable securities	$192	$67
Tax effect	(74)	(27)

Unrealized gain on marketable securities, net of tax	118	40

Unrealized loss on derivative financial instruments	(1,534)	(1,754)
Tax effect	600	687

Unrealized loss on derivative financial instruments, net of tax	(934)	(1,067)

Foreign currency translation adjustment	892	485

Total accumulated other comprehensive income	$76	($542)

13. Derivative Financial Instruments

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our original variable rate term loan. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and a final termination date of October 31, 2014. At December 31, 2012, the notional amount of the interest rate swap agreement was $225 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero.

The interest rate swap agreement is currently our only derivative instrument and it is not used for trading purposes. Allscripts has not entered into any foreign currency hedging contracts. In the future we may enter into foreign currency exchange contracts to offset certain operational exposures from the impact of changes in foreign exchange rates.

The fair value of the derivative instrument was as follows:

(In thousands)	December 31, 2012	December 31, 2011
Fair value of interest rate swap agreement	($1,534)	($1,754)

We recognized the following activity related to our interest rate swap agreement:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Effective Portion
Gain (loss) recognized in OCI	$220	($3,757)	$2,003	$0
Tax effect	(87)	1,463	(776)	0

Net	$133	($2,294)	$1,227	$0

Loss reclassified from OCI to interest expense	$1,783	$2,024	$342	$0
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that approximately $1 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate 2.21% as of December 31, 2012 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2012 and 2011 and the seven months ended December 31, 2010. We held no other derivative instruments during the years ended December 31, 2012 and 2011 and the seven months ended December 31, 2010.

There were no realized gains (losses) on derivatives other than those related to the periodic settlement of the swap.

14. Commitments

Allscripts conducts its operations from leased premises under several operating leases. Total rent expense was as follows:

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Rent expense	$18,493	$20,223	$11,003	$10,328

The long-term portion of capital lease obligations is included on the balance sheet under other liabilities. Our future commitments under capital and operating leases are as follows:

(Dollar amounts in thousands)	Capital Leases	Operating Leases
2013	$630	$15,112
2014	508	14,120
2015	244	13,553
2016	57	13,098
2017	0	8,303
Thereafter	0	6,375

	1,439	$70,561

Less amount representing interest	(163)

	1,276
Current maturities of capital lease obligations	535

Capital lease obligations, net of current maturities	$741

15. Business Segments

Prior to 2012, we used three reportable segments: Clinical Solutions, Hospital Solutions, and Health Solutions. In connection with the integration of the Eclipsys operations, we recently realigned certain functions within our business. This realignment included the integration of our sales and services functions in the first quarter of 2012 as well as our solutions research and development team. After the realignment and based on the information used by the chief operating decision maker to allocate resources, make operating decisions and assess performance, we now use the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing.

Software delivery primarily includes revenue from system solutions, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients. Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services. Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers. Pathway solutions includes revenue and the related expenses incurred from EDI medical claims processing for clients and our patient portal SaaS solution, and IT outsourcing derives its revenue from services provided to clients where we assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets, and includes the related expenses incurred to deliver IT outsourcing solutions to our clients. Segment data for prior periods presented below has been restated to conform to the current presentation.

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

Corporate general and administrative expenses are centrally managed and solutions research and development expenses, including the amortization of software development costs, are not attributed to an operating segment. Additionally, during 2012 we recorded certain asset impairment charges related to the convergence of our MyWay and Professional applications (refer to Note 6 Asset Impairment Charges for additional information) that are not attributable to an operating segment. As a result, these expenses are not allocated to our reportable segments because they are not part of the segment profitability results reviewed by our chief operating decision maker. Additionally, we do not track our assets by segment.

Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have presented the revenues and income from operations related to this segment within our reconciliation to consolidated amounts in the table below.

			Unaudited
	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Revenue:
Software Delivery	$320,937	$387,996	$170,417	$207,650
Services Delivery	265,166	248,031	96,385	77,835
Client Support	458,364	447,715	211,782	259,166
Pathway Solutions	172,445	165,385	91,103	154,173
IT Outsourcing	161,063	142,240	36,024	0
Remote Hosting	71,513	70,631	22,186	0
Unallocated Amounts	(3,163)	(17,921)	(14,588)	5,678

Total revenue	$1,446,325	$1,444,077	$613,309	$704,502

Income from operations:
Software Delivery	$28,815	$94,864	$26,732	$49,030
Services Delivery	31,539	34,080	13,728	11,691
Client Support	310,424	308,407	140,143	166,904
Pathway Solutions	105,179	105,680	57,869	96,241
IT Outsourcing	34,942	27,337	4,601	0
Remote Hosting	1,377	2,471	1,288	0
Unallocated Amounts	(499,005)	(436,295)	(238,476)	(219,283)

Total income from operations	$13,271	$136,544	$5,885	$104,583

16. Supplemental Disclosure of Cash Flow Information

			Unaudited
			Seven Months Ended December 31,	Year Ended May 31,
	Year Ended December 31,
(In thousands)	2012	2011	2010	2010
Cash paid (received) during the period for:
Interest	$11,218	$13,630	$7,555	$2,302
Income taxes paid (refund), net	$7,040	($1,013)	$11,923	$10,714

17. Related Party Transactions

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

Revenue earned (expenses incurred) under these services agreements were as follows:

			Unaudited
			Seven Months Ended December 31,	Year Ended May 31,
	Year Ended December 31,
(In thousands)	2012	2011	2010	2010
Revenue earned (expenses incurred) under services agreements	$38	($1,603)	($7,866)	($14,403)

Repurchase Agreement and Share Reduction

Refer to Note 11 for the Stock Repurchase Agreement with Misys and its Affiliates, and refer to Note 3 for the Reduction of Misys Share Ownership.

Misys Stock Award Plans

Allscripts employees participated in several share based compensation plans maintained by Misys (see Note 10).

18. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. The Company’s revenues by geographic area are summarized below:

			Unaudited
			Seven Months Ended December 31,	Year Ended May 31,
	Year Ended December 31,
(In thousands)	2012	2011	2010	2010
United States	$1,387,304	$1,389,215	$598,403	$704,502
Canada	23,909	27,076	11,742	0
Other International	35,112	27,786	3,164	0

Total	$1,446,325	$1,444,077	$613,309	$704,502

A summary of the Company’s long-lived assets, comprised of fixed assets by geographic area, is summarized below:

(In thousands)	December 31, 2012	December 31, 2011
United States	$144,526	$113,791
India	9,182	6,677
Canada	1,553	1,896
Other international	233	199

Total	$155,494	$122,563

19. Contingencies

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserts causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003. On April 30, 2012, Plaintiff filed a motion seeking leave to amend its Complaint to add a claim alleging breach of a click-through license agreement and punitive damages. The Company has also recently moved for leave to amend its counterclaims to add a claim for negligent misrepresentations. Both motions are expected to be heard by the court in March of 2013. Discovery in this matter is ongoing. The case is currently expected to be set for trial in November of 2013. The Company intends to continue to defend this matter vigorously. We believe that we have strong defensive positions in such matter, but the outcomes of intellectual property lawsuits are often uncertain.

On December 27, 2012, Pain Clinic of Northwest Florida, Inc. (“Pain Clinic”) filed a Complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against the Company. The Complaint seeks to certify a class of all similarly situated physician-customers that purchased the MyWay product and seeks damages for claims of breach of warranty and unjust enrichment. On February 5, 2013, the Company filed a motion to compel arbitration and to dismiss or stay the lawsuit during arbitration, and a motion to stay discovery during arbitration. The Company intends to vigorously defend this matter.

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

On December 22, 2011, in connection with a federal grand jury investigation of third parties, we received a subpoena requesting that we provide documents regarding Allscripts’ interactions with several healthcare and educational organizations. On November 19, 2012, we received a letter from the U.S. Department of Justice indicating that we are not the subject or the target of this investigation. We are cooperating with the United States Attorney’s Office in connection with such subpoena.

On May 1, 2012, Physicians Healthsource, Inc. (“PHI”) filed a class action Complaint in U.S. District Court for the Northern District of Illinois against the Company. The Complaint alleges that on multiple occasions between July 2008 and December 2011, Allscripts or its agent sent advertisements by fax to the Plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). The Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. Allscripts was served with the Complaint and PHI’s Motion for Class Certification on May 7, 2012 and the Company responded by filing a Motion to Dismiss, which was denied but the Court requested that Allscripts file a second Motion to Dismiss, which was also denied. Discovery in this matter has been stayed pending a decision of the 7th Circuit Court of Appeals in the case of Holtzman v. Turza. The Company has also filed a Motion requesting denial of PHI’s Motion for Class certification. The Company intends to vigorously defend against these claims.

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman and William Davis, the former Chief Financial Officer of the Company, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between November 18, 2010 and April 26, 2012. The Complaint alleges that the Company, Mr. Tullman and Mr. Davis made materially false and misleading statements and/or omissions during the putative class period regarding the Company’s progress in integrating Allscripts’ and Eclipsys’ business following the August 24, 2010 merger and that the Company lacked a reasonable basis for certain statements regarding the Company’s post-merger integration efforts, operations, results and projections of future financial performance. A lead plaintiff has been appointed and on January 10, 2013, Plaintiff filed an amended complaint. The Company intends to vigorously defend against these claims.

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County Illinois against Glen Tullman, William Davis, Paul Black, Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, Michael Kluger, and Allscripts as nominal defendant. The suit alleges breach of fiduciary duties and unjust enrichment against former and current executives of Allscripts who allegedly made misleading claims about the Company’s business and financial state, causing its stock prices to be artificially inflated and then drop sharply when the Company reported earnings below expectations and disclosed a “leadership dispute” in an SEC filing. At present, the Company’s time to respond to the complaint is tolled pending the filing of an amended complaint in this case.

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

20. Commitment with Strategic Partner

On March 31, 2011, and as amended November 1, 2012, we entered into a ten year agreement with Xerox Consultant Services, Inc. (Xerox), formerly known as Affiliated Computer Services, Inc., to provide services to support our remote hosting services for our Sunrise acute care clients. We will maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for current Allscripts’ employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During April 2011, in connection with the agreement we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to Xerox for cash at a value approximating book value of such assets totaling $20 million. Expenses incurred under this agreement are included in cost of revenue and were as follows:

	Year Ended December 31,
(In thousands)	2012	2011
Expenses incurred under Xerox agreement	$55,987	$28,132

21. Transition Period Comparative Data (Unaudited)

The following table presents certain financial information for the seven months ended December 31, 2010 and 2009, respectively.

	(Unaudited)
	Seven Months Ended December 31,
(In thousands, except per share amounts)	2010	2009
Revenue:
System sales	$103,873	$69,027
Professional services	93,875	38,335
Maintenance	200,746	145,440
Transaction processing and other	214,815	130,677

Total revenue	613,309	383,479

Cost of revenue:
System sales	63,392	43,516
Professional services	81,572	35,414
Maintenance	67,463	47,588
Transaction processing and other	102,713	47,094

Total cost of revenue	315,140	173,612

Gross profit	298,169	209,867
Selling, general and administrative expenses	232,788	126,569
Research and development	43,261	27,238
Asset impairment charges	0	0
Amortization of intangible assets	16,235	5,914

Income from operations	5,885	50,146
Interest expense	(9,687)	(1,302)
Interest income and other (expense), net	843	240

(Loss) income before income taxes	(2,959)	49,084
Provision for income taxes	(2,606)	(18,596)

Net (loss) income	($5,565)	$30,488

(Loss) earnings per share:
Basic	($0.03)	$0.21

Diluted	($0.03)	$0.20

Weighted average common shares outstanding:
Basic	168,110	144,440
Diluted	168,110	147,927

22. Subsequent Events

Humedica Sale

During January 2013, Humedica, Inc. (Humedica) was purchased by United Healthcare. As a result of the sale, we received cash of $13 million related to our initial investment of $10 million. We will record a gain on the sale of this investment during the first quarter of 2013.

Site Consolidation Plan

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan includes closure of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs.

The estimated pre-tax costs to implement these changes consist of employee severance of approximately $10 million, relocation costs of up to approximately $16 million, and lease exit costs totaling approximately $3 million. Considering the timing of these changes, we estimate that primarily all charges will be recorded in the first quarter of 2013 with the exception of lease exit costs which are expected to be recognized in the third quarter of 2013. We expect to complete the actions by the end of 2013.

The amount of the charges noted above and the mix of severance charges and relocation costs are estimates and the actual charges may vary materially based on the level of employee relocations and terminations; the timing and amount of sublease income and other related expenses; and changes in management’s assumptions.

Amendment to Credit Agreement

On February 19, 2013, we entered into the First Amendment to the Amended and Restated Credit Agreement for our senior secured credit facilities. Refer to Note 8 for additional information regarding this amendment.

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

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of December 31, 2012. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the COSO criteria. Ernst & Young LLP, an independent registered public accounting firm, also performed an audit of the effectiveness of Allscripts’ internal control over financial reporting as of December 31, 2012. Their report expresses an unqualified opinion on the effectiveness of Allscripts’ internal control over financial reporting as of December 31, 2012. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and other key employees called for by this item is incorporated by reference to “Election of Directors” and “Executive Officers” in our proxy statement to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2012 for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”). Information regarding the audit committee members and any audit committee financial experts called for by this item is incorporated by reference to “Meetings and Committees of the Board of Directors” in the 2013 Proxy Statement.

Information regarding Section 16(a) reporting compliance called for by this item is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

We have adopted a code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal accounting officer, controller, or persons performing similar functions (the “senior financial officers”). A copy of this code of conduct is posted on the investor relations portion of our website at www.allscripts.com. In the event the code of conduct is revised, or any waiver is granted under the code of conduct with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Stockholders may request a written copy of the code of conduct by contacting our Chief Financial Officer, Richard Poulton, at Allscripts Healthcare Solutions, Inc., 222 Merchandise Mart Plaza, Suite 2024, Chicago, IL 60654.

Item 11. Executive Compensation

Information regarding executive and director compensation called for by this item is incorporated by reference to “Director Compensation” and “Executive Compensation” in the 2013 Proxy Statement. Information included under the caption “Compensation Committee Report” in the 2013 Proxy Statement is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership called for by this item is incorporated by reference to “Ownership of Allscripts Common Stock” in the 2013 Proxy Statement.

Information regarding securities authorized for issuance under equity compensation plans called for by this item is incorporated by reference to “Equity Compensation Plan Information” in the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related party transactions called for by this item is incorporated by reference to “Certain Relationships and Related Party Transactions” in the 2013 Proxy Statement. Information regarding director independence called for by this item is incorporated by reference to “Governance—Director Independence” in the 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services called for by this item is incorporated by reference to “Ratification of Ernst & Young LLP” in the 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	80
Report of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets as of December 31, 2012 and 2011	82
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 (Unaudited) and for the year ended May 31, 2010 (Unaudited)	83
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 (Unaudited) and for the year ended May 31, 2010 (Unaudited)	84
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 (Unaudited) and for the year ended May 31, 2010 (Unaudited)	85
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 (Unaudited) and for the year ended May 31, 2010 (Unaudited)	86
Notes to Consolidated Financial Statements	87

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2012	$12,505	37,447	(12,114)	$37,838
Year ended December 31, 2011	$11,321	10,059	(8,875)	$12,505
Seven months ended December 31, 2010 (unaudited)	$8,531	6,140	(3,350)	$11,321
Year ended May 31, 2010 (unaudited)	$6,870	7,785	(6,124)	$8,531

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

BY:	/S/ PAUL M. BLACK
Paul M. Black President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2013 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/S/ PAUL M. BLACK Paul M. Black	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ RICHARD J. POULTON Richard J. Poulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Chairman of the Board and Director

/S/ STUART L. BASCOMB Stuart L. Bascomb	Director

/S/ ROBERT J. CINDRICH Robert J. Cindrich	Director

/S/ DAVID D. STEVENS David D. Stevens	Director

/S/ RANDY THURMAN Randy Thurman	Director

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
2.1	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC		8-K	2.1	March 19, 2008	Allscripts Healthcare Solutions, Inc.

2.2	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation		8-K	2.1	June 9, 2010	Allscripts Healthcare Solutions, Inc.

3.1	Fourth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.		8-K	3.1	August 23, 2010	Allscripts Healthcare Solutions, Inc.

3.2	By-Laws of Allscripts Healthcare Solutions, Inc.	X

4.1	Rights Agreement, dated as of May 7, 2012, between Allscripts Healthcare Solutions, Inc. and Computershare Shareowner Services LLC, as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto.		8-A	4.1	May 7, 2012	Allscripts Healthcare Solutions, Inc.

10.1	Credit Agreement by and among Allscripts Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010, as Amended and Restated as of March 31, 2011		8-K	10.1	April 6, 2011	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.2		Incremental Assumption Agreement by and among Allscripts Healthcare Solutions, Inc. and Allscripts Healthcare, LLC (individually and collectively as the borrower), J. P. Morgan Securities LLC, Mizuho Corporate Bank, LTD., SunTrust Robinson Humphrey, Inc., and other participating lenders as the lenders, and JPMorgan Chase Bank, N.A., as administrative agent, dated June 11, 2012		8-K	10.1	June 12, 2012	Allscripts Healthcare Solutions, Inc.

10.3		First Amendment, dated as of February 19, 2013, to the Credit Agreement by and among Allscripts Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010, as Amended and Restated as of March 31, 2011	X

10.4	†	Misys Omnibus Share Plan dated as of September 30, 2008		10-Q	10.2	April 9, 2009	Allscripts Healthcare Solutions, Inc.

10.5	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)		10-Q	10.3	October 13, 2009	Allscripts Healthcare Solutions, Inc.

10.6	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan		10-K	10.19	March 31, 2003	Allscripts Healthcare Solutions, Inc.

10.7	†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan		10-Q	10.12	November 10, 2008	Allscripts Healthcare Solutions, Inc.

10.8	†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan		10-Q	10.2	October 13, 2009	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.9	†	Allscripts Healthcare Solutions, Inc. Retention Plan, as amended		10-Q	10.24	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.10	†	Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan		10-KT	10.17	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.11	†	Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan		10-Q	10.1	May 10, 2005	Eclipsys Corporation

10.12	†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan		10-Q	10.13	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.13	†	Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan		8-K	10.1	May 26, 2011	Allscripts Healthcare Solutions, Inc.

10.14	†	Amendment to Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan		10-K	10.57	February 29, 2012	Allscripts Healthcare Solutions, Inc.

10.15	†	Eclipsys Corporation 2005 Stock Incentive Plan		8-K	10.1	July 6, 2005	Eclipsys Corporation

10.16	†	Amendment Number One to the Eclipsys Corporation 2005 Stock Incentive Plan		10-Q	10.15	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.17	†	Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan		10-Q	10.1	May 12, 2008	Eclipsys Corporation

10.18	†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan		10-Q	10.17	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.19	†	Eclipsys Corporation 2008 Omnibus Incentive Plan		10-Q	10.1	August 7, 2008	Eclipsys Corporation

10.20	†	Amendment Number One to the Eclipsys Corporation 2008 Omnibus Incentive Plan		10-Q	10.19	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.21	†	Eclipsys Corporation Inducement Grant Omnibus Incentive Plan		S-1	4.2	August 6, 2009	Eclipsys Corporation

10.22	†	Amendment Number One to the Eclipsys Corporation Inducement Grant Omnibus Incentive Plan		10-Q	10.21	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.23	†	Eclipsys Corporation Retention Plan		10-Q	10.25	November 9, 2010	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.24	†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement		8-K	10.1	January 5, 2005	Allscripts Healthcare Solutions, Inc.

10.25	†	Form of Restricted Stock Award Agreement (Directors)		10-K	10.29	March 15, 2006	Allscripts Healthcare Solutions, Inc.

10.26	†	Form of Restricted Stock Award Agreement (Officers and Employees)		10-K	10.30	March 15, 2006	Allscripts Healthcare Solutions, Inc.

10.27	†	Amendment to Form of Restricted Stock Award Agreement		10-K	10.31	March 1, 2007	Allscripts Healthcare Solutions, Inc.

10.28	†	Form of Restricted Stock Unit Agreement (Directors)		10-K	10.37	February 29, 2008	Allscripts Healthcare Solutions, Inc.

10.29	†	Form of Restricted Stock Unit Agreement (Officers and Employees)		8-K	10.1	October 23, 2008	Allscripts Healthcare Solutions, Inc.

10.30	†	Form of Performance- Based Restricted Stock Unit Award		10-Q	10.4	October 13, 2009	Allscripts Healthcare Solutions, Inc.

10.31	†	Form of Restricted Stock Unit Award Agreement (September 2010)		10-Q	10.23	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.32	†	Form of Restricted Stock Unit Award Agreement (Directors)		10-KT	10.37	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.33	†	Form of Restricted Stock Unit Award Agreement (February 2011)		10-KT	10.38	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.34	†	Form of Performance-Based Restricted Stock Unit Award Agreement		10-KT	10.39	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.35	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)		10-KT	10.40	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.36	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)		10-Q	10.4	August 9, 2011	Allscripts Healthcare Solutions, Inc.

10.37	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)		10-Q	10.5	August 9, 2011	Allscripts Healthcare Solutions, Inc.

10.38	†	Form of Stock Option Agreement	X

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.39	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)	X

10.40	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black	X

10.41	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black	X

10.42	†	Eclipsys Corporation Form of Performance Stock Unit Agreement		8-K	10.1	March 19, 2010	Eclipsys Corporation

10.43	†	Employment Agreement, dated as of July 31, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.1	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.44	†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		10-Q	10.3	August 8, 2008	Allscripts Healthcare Solutions, Inc.

10.45	†	Amendment to Employment Agreement, dated as of July 28, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Lee A. Shapiro		8-K	10.2	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.46	†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and William J. Davis		10-Q	10.4	August 8, 2008	Allscripts Healthcare Solutions, Inc.

10.47	†	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and William J. Davis		8-K	10.3	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.48	†	Employment Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Philip M. Pead		8-K	10.1	June 14, 2010	Allscripts Healthcare Solutions, Inc.

10.49	†	Amended and Restated Employment Agreement dated as of July 11, 2011 between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.2	July 13, 2011	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.50	†	Separation Agreement dated as of April 25, 2012 between the Company and Philip M. Pead		8-K	10.1	April 26, 2012	Allscripts Healthcare Solutions, Inc.

10.51		Agreement, dated as of May 31, 2012, among Allscripts Healthcare Solutions, Inc., HealthCor Offshore Master Fund, L.P., Healthcore Hybrid Offshore Master Fund, L.P., Healthcor Long Offshore Master Fund, L.P. and Healthcor Management, L.P.		8-K	10.1	June 1, 2012	Allscripts Healthcare Solutions, Inc.

10.52	†	First Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.1	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.53	†	Second Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		8-K	10.2	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.54	†	First Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.3	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.55	†	Employment Agreement, dated as of May 16, 2012 but effective as of May 21, 2012, between Allscripts Healthcare Solutions, Inc. and W. David Morgan		10-Q	10.1	November 21, 2012	Allscripts Healthcare Solutions, Inc.

10.56	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black		8-K	10.1	December 19, 2012	Allscripts Healthcare Solutions, Inc.

10.57	†	Separation Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman	X

10.58	†	Separation Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Lee Shapiro	X

10.59	†	Consulting Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.4	December 19, 2012	Allscripts Healthcare Solutions, Inc.

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.60	†	Consulting Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		8-K	10.5	December 19, 2012	Allscripts Healthcare Solutions, Inc.

10.61	†	Separation Agreement, dated as of December 28, 2012, between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.1	December 28, 2012	Allscripts Healthcare Solutions, Inc.

10.62	†	Employment Agreement, dated as of June 17, 2011 but effective as of July 11, 2011, between Allscripts Healthcare Solutions, Inc. and Clifford B. Meltzer	X

10.63	†	First Amendment to Employment Agreement, dated as of May 8, 2012, by and between Allscripts Healthcare Solutions, Inc. and Clifford B. Meltzer	X

10.64	†	Employment Agreement, dated as of July 14, 2011 but effective as of July 19, 2011, between Allscripts Healthcare Solutions, Inc. and Stephen Shute	X

10.65	†	First Amendment to Employment Agreement, dated as of May 4, 2012, by and between Allscripts Healthcare Solutions, Inc. and Stephen Shute	X

10.66	†	Separation Agreement, dated as of January 1, 2013, between Allscripts Healthcare Solutions, Inc. and W. David Morgan	X

10.67	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton	X

12.1		Ratio of Earnings to Fixed Charges	X

18.1		Preferability letter dated August 9, 2011 from Independent Registered Public Accounting Firm		10-Q	18.1	August 9, 2011	Allscripts Healthcare Solutions, Inc.

21.1		Subsidiaries	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	X

†	Indicates management contract or compensatory plan.