Form 10-K/A
period 2012-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2013-03-12
CIK 1124804

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

The number of outstanding shares of the registrant’s common stock as of March 1, 2013 was 172,715,295.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2013 annual stockholders’ meeting are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, initially filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Filing”), is being filed to provide certain information that was omitted from the Original Filing, including (x) the audited consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for the seven months in the period ended December 31, 2010 and the year ended May 31, 2010, and the financial statement schedule for the seven months in the period ended December 31, 2010 and for the year ended May 31, 2010 (collectively, the “Subject Financial Statements”), which were unaudited in the Original Filing, and (y) the report of PricewaterhouseCoopers LLP (“PwC”) in respect of the Subject Financial Statements. In addition, this Form 10-K/A includes consents of Ernst & Young LLP and PwC as exhibits, and includes certain updates relating to the registrant’s recently announced acquisition of dbMotion, Ltd.

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

•

the risks that we will not achieve the strategic benefits of the merger (the “Eclipsys Merger”) with Eclipsys Corporation (Eclipsys) or our acquisition of dbMotion, Ltd. (dbMotion), or that the Allscripts products will not be integrated successfully with the Eclipsys and dbMotion products;

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

Clients in every care setting can leverage Allscripts mobile solutions to deliver remote access to EHR and other capabilities on a wide variety of mobile devices including iPad, iPhone, BlackBerry, Android and Windows Mobile smartphones. Additional add-on applications include our Patient Portal, Patient Kiosk, Prenatal, and Analytics solutions. Our community-based solutions for hospitals and health systems, provided in partnership with dbMotion, which we acquired on March 4, 2013, deliver meaningful health information exchange and enable information connectivity across entire communities of providers, regardless of what technology vendor they use, helping our clients to compete in an evolving marketplace.

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

Comprehensive Connect Strategy

The Allscripts Community Architecture helps local and regional health systems share information between a range of technologies from any source, creating a single patient record for providers across the continuum of care. The Allscripts Community Solution enables all the members of a patient’s care team to access the same up-to-date information about the patient, regardless of whether they work in acute, ambulatory or post-acute settings inside or outside the health system. The Allscripts Community Solution combines the Allscripts Community Exchange or KinexusTM with the Allscripts Community Record. Kinexus efficiently connects and manages electronic transactions of all kinds between health systems and community/affiliated physician practices. The Community Record, provided in partnership with dbMotion, which we acquired on March 4, 2013, aggregates and harmonizes data from virtually any EHR or other clinical IT system, creating a single patient record across a health system or community.

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

•

dbMotion, Ltd. In 2011, we made a strategic investment in dbMotion, a private company that provides the technology behind the Allscripts Community Record. dbMotion and Allscripts are working together to deliver integrated core solutions to improve Meaningful Use of information from the physician’s office to the hospital—connecting the community—within the patient’s continuum of care and the physician’s existing workflow. On March 4, 2013 we acquired the remaining equity interest in dbMotion, which is now a wholly-owned subsidiary of Allscripts.

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

In an effort to address lower than expected financial results and sales in 2012, our management team is executing on a series of initiatives including improving product delivery and client experience, streamlining our cost structure, and improving financial performance. In 2013 we expect to invest over $200 million in research and development efforts to improve product performance, accelerate product integration and innovation, and to introduce enhancements for regulatory requirements. We have already taken important steps to help maximize the return on our research and development investments by creating “Centers of Excellence” for our development organization with a goal of providing a more concentrated and focused work environment while reducing complexity and cost. We also recently announced a site consolidation plan that is aligned with the Centers of Excellence strategy. In addition, we plan to more fully align our business terms and financial model with future market demands and unlock our competitive advantages by expanding our solution offerings to our large, diverse client base. Despite these efforts, there can be no assurance that these initiatives will be successful or will improve our results of operations. If these initiatives are not successful, we may experience reduced sales and customer attrition.

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

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness, increased amortization expense and may not achieve the anticipated benefits of the transaction.

Future acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, and the amortization of expenses related to intangible assets. In addition, acquisitions may result in the diversion of management attention and other resources, and may not achieve the anticipated benefits of the transaction. Each of the foregoing could have an adverse effect on our business, financial condition and results of operations. We have taken, and, if an impairment occurs, could take, charges against earnings in connection with acquisitions. On March 4, 2013, we completed the acquisition of dbMotion, in which we issued 3,823,453 shares of common stock, par value $0.01 per share, and borrowed $130 million under our revolving credit facility to fund a portion of the purchase price. There can be no assurance that we will achieve the anticipated strategic benefits of the acquisition.

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

To serve our clients and the healthcare market better, in October 2012 we initiated a plan to standardize our small office electronic health record and practice management systems. As part of this plan, we will converge, over time, our MyWay Electronic Health Record System (MyWay) and Professional Suite Electronic Health Record System (Professional Suite). We plan to upgrade MyWay clients electing to migrate to the converged platform between January 2013 and September 2013, at no additional cost to the MyWay clients. The upgrade will position MyWay clients for Meaningful Use Stage 2 and ICD-10 compliance, and prepare them for the shift to value-based care that focuses on costs, quality and outcomes. MyWay clients not electing to upgrade will continue to have use of the application. As a result of this decision, we recorded a non-cash charge to earnings in the quarter ended September 30, 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay totaling $11 million, on a pre-tax basis. Additional non-recurring period costs will be incurred in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate. Additionally, litigation against us has been filed related to the plan we have initiated. A December 2012 complaint seeks to certify a class of MyWay customers and seeks damages for claims of breach of warranty and unjust enrichment. A 2013 complaint filed by a distributor seeks damages for breach of contract. The costs associated with this upgrade initiative and litigation could exceed our expectations and, accordingly, adversely affect our results of operations.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of March 1, 2013, we had approximately:

•	173 million shares of common stock outstanding;

•	3 million shares of common stock reserved and available for issuance pursuant to outstanding stock options (at a weighted average exercise price of $12.06 per share); and

•	7 million shares of common stock reserved and available for issuance to settle outstanding restricted stock units and awards.

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

We had 172 million and 190 million common shares outstanding at December 31, 2012 and 2011, respectively. On March 1, 2013, we had approximately 521 common stock holders of record according to the records of our transfer agent. We currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant. Our Senior Secured Credit Facility covenants include a restriction on our ability to declare dividends and other payments in respect of our capital stock.

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

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the year ended May 31, 2010, and the consolidated balance sheet data at December 31, 2012 and 2011, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended May 31, 2009 and 2008 and the balance sheet data at December 31, 2010 and May 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with “Selected Financial Data”, our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K/A. The consolidated statements of operations data and the consolidated statements of cash flows data for the year ended December 31, 2010 and the seven months ended December 31, 2009 are derived from unaudited comparative financial results. Information for segment operations for the year ended December 31, 2010 is not presented herein as it is impractical for us to derive the information according to the realignment of our reportable segments. Information for segment operations for the year ended May 31, 2009 is presented herein as unaudited information.

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

Summary of Results

Bookings, which reflect the value of executed contracts for our solutions, totaled $731 million for the year ended December 31, 2012 which is lower compared with the prior year amount of $1.1 billion. Bookings for the fourth quarter totaled $180 million which is higher compared with our third quarter bookings of $162 million and lower compared with the prior year fourth-quarter bookings of $327 million. Our current year results were impacted by speculation in the second half of 2012 about Allscripts’ future corporate autonomy and also by clients and prospective clients who continued to evaluate purchase decisions as they wait for new product releases.

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

Segment Operations

Overview of Segment Results

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
					(Unaudited)			(Unaudited)
Revenue:
Software Delivery	$320,937	$387,996	(17.3%)	$173,854	$104,971	65.6%	$210,116	$138,246	52.0%
Services Delivery	265,166	248,031	6.9%	96,385	39,829	142.0%	77,835	53,855	44.5%
Client Support	458,364	447,715	2.4%	212,580	146,932	44.7%	259,166	205,679	26.0%
Pathway Solutions	172,445	165,385	4.3%	94,089	91,692	2.6%	158,239	143,137	10.6%
IT Outsourcing	161,063	142,240	13.2%	37,825	0	NM	0	0	NM
Prepackaged medications	0	0	NM	0	0	NM	0	14,421	NM
Remote Hosting	71,513	70,631	1.2%	23,432	218	10648.6%	0	0	NM
Unallocated Amounts	(3,163)	(17,921)	(82.4%)	(24,856)	(163)	15149.1%	(854)	(6,899)	(87.6%)

Total revenue	$1,446,325	$1,444,077	0.2%	$613,309	$383,479	59.9%	$704,502	$548,439	28.5%

Income from operations:
Software Delivery	$28,815	$94,864	(69.6%)	$26,732	$27,976	(4.4%)	$59,026	$30,300	94.8%
Services Delivery	31,539	34,080	(7.5%)	13,728	4,624	196.9%	12,455	1,525	716.7%
Client Support	310,424	308,407	0.7%	140,143	94,239	48.7%	168,288	123,806	35.9%
Pathway Solutions	105,179	105,680	(0.5%)	57,869	56,260	2.9%	96,241	91,155	5.6%
IT Outsourcing	34,942	27,337	27.8%	4,601	0	NM	0	0	NM
Prepackaged medications	0	0	NM	0	0	NM	0	1,121	NM
Remote Hosting	1,377	2,471	(44.3%)	1,288	218	490.8%	0	0	NM
Unallocated Amounts	(499,005)	(436,295)	14.4%	(238,476)	(133,171)	79.1%	(231,427)	(201,973)	14.6%

Total income from operations	$13,271	$136,544	(90.3%)	$5,885	$50,146	(88.3%)	$104,583	$45,934	127.7%

Software Delivery

Software delivery primarily includes revenue from system sales, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses, including selling expenses, incurred to deliver these solutions to our clients.

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
					(Unaudited)			(Unaudited)
Revenue	$320,937	$387,996	(17.3%)	$173,854	$104,971	65.6%	$210,116	$138,246	52.0%
Income from operations	$28,815	$94,864	(69.6%)	$26,732	$27,976	(4.4%)	$59,026	$30,300	94.8%
Operating margin %	9.0%	24.4%		15.4%	26.7%		28.1%	21.9%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Software delivery revenue decreased during the year ended December 31, 2012 due to a decrease in system sales which consists of a $60 million and $23 million decrease in software and hardware revenue, respectively, as we experienced a decline in orders due in part to speculation in the second half of 2012 about Allscripts’ future corporate autonomy and also as some clients and prospective clients continued to evaluate purchase decisions as they wait for new product releases. Partially offsetting these decreases was an increase in SaaS and subscription-based revenues during the year ended December 31, 2012 as we expanded to new customers.

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

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
					(Unaudited)			(Unaudited)
Revenue	$265,166	$248,031	6.9%	$96,385	$39,829	142.0%	$77,835	$53,855	44.5%
Income from operations	$31,539	$34,080	(7.5%)	$13,728	$4,624	196.9%	$12,455	$1,525	716.7%
Operating margin %	11.9%	13.7%		14.2%	11.6%		16.0%	2.8%

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

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
					(Unaudited)			(Unaudited)
Revenue	$458,364	$447,715	2.4%	$212,580	$146,932	44.7%	$259,166	$205,679	26.0%
Income from operations	$310,424	$308,407	0.7%	$140,143	$94,239	48.7%	$168,288	$123,806	35.9%
Operating margin %	67.7%	68.9%		65.9%	64.1%		64.9%	60.2%

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

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
					(Unaudited)			(Unaudited)
Revenue	$172,445	$165,385	4.3%	$94,089	$91,692	2.6%	$158,239	$143,137	10.6%
Income from operations	$105,179	$105,680	(0.5%)	$57,869	$56,260	2.9%	$96,241	$91,155	5.6%
Operating margin %	61.0%	63.9%		61.5%	61.4%		60.8%	63.7%

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

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
					(Unaudited)			(Unaudited)
Revenue	$161,063	$142,240	13.2%	$37,825	$0	NM	$0	$0	NM
Income from operations	$34,942	$27,337	27.8%	$4,601	$0	NM	$0	$0	NM
Operating margin %	21.7%	19.2%		12.2%	NM		NM	NM

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

	Year Ended December 31,			Seven Months Ended December 31,			Year Ended May 31,
(Dollar amounts in thousands)	2012	2011	% Change	2010	2009	% Change	2010	2009	% Change
					(Unaudited)			(Unaudited)
Revenue:
Remote Hosting	$71,513	$70,631	1.2%	$23,432	$218	NM	$0	$0	NM
Unallocated Amounts	(3,163)	(17,921)	(82.4%)	(24,856)	(163)	15149.1%	(854)	(6,899)	(87.6%)

Total revenue	$68,350	$52,710	29.7%	($1,424)	$55	2689.1%	($854)	($6,899)	(87.6%)

Income from operations:
Remote Hosting	$1,377	$2,471	(44.3%)	$1,288	$218	490.8%	$0	$0	NM
Unallocated Amounts	(499,005)	(436,295)	14.4%	(238,476)	(133,171)	79.1%	(231,427)	(201,973)	14.6%

Total income from operations	($497,628)	($433,824)	14.7%	($237,188)	($132,953)	78.4%	($231,427)	($201,973)	14.6%

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

We experienced a decline in bookings during the year ended December 31, 2012 compared with the prior year comparable period due in part to speculation in the second half of 2012 about Allscripts’ future corporate autonomy and also as some clients and prospective clients continued to evaluate purchase decisions as they wait for new product releases.

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

On March 4, 2013, we acquired all of the issued and outstanding share capital of dbMotion pursuant to a Share Purchase Agreement, dated March 4, 2013 (the “Purchase Agreement”), between us, one of our subsidiaries, dbMotion, the sellers party thereto and Shareholder Representative Services LLC for an aggregate purchase price of approximately $235 million, subject to certain adjustments set forth in the Purchase Agreement. Immediately prior to the closing, we owned approximately 4.25% of the issued and outstanding share capital of dbMotion on a fully diluted basis. In addition, we have maintained an ongoing strategic relationship with dbMotion in connection with the development and sale of software solutions to hospitals, physicians and other participants in the healthcare industry. Consideration consisted of (a) cash payable at closing of approximately $139.8 million, (b) 3,823,453 shares of Allscripts common stock, par value $0.01 per share, payable at closing and having a value of approximately $47.9 million, (c) approximately $24.2 million in deferred cash consideration payable on the 18-month anniversary of the closing, (d) approximately $6.7 million in deferred cash consideration payable in the form of a subordinated promissory note having a maturity of 18 months and (e) approximately $7.5 million in deferred cash consideration payable to certain key employees of dbMotion on the 18-month anniversary of the closing, which amounts reflect a proportionate reduction in the purchase price based on our ownership interests in dbMotion immediately prior to the closing. Interest will accrue on the deferred cash consideration and on the promissory note at a 10% annual rate. On March 5, 2013, we borrowed $130 million to fund the cash component of the Purchase Price under our senior secured revolving credit facility.

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

The table above is as of December 31, 2012 and does not reflect the Company’s obligations under the Purchase Agreement relating to the dbMotion transaction discussed above.

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

Chicago, Illinois

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc:

In our opinion, the consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the seven months in the period ended December 31, 2010 and the year ended May 31, 2010 present fairly, in all material respects, the results of operations and cash flows of Allscripts Healthcare Solutions, Inc. and its subsidiaries for the seven months in the period ended December 31, 2010 and for the year ended May 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the seven months in the period ended December 31, 2010 and for the year ended May 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2011, except for the change in the composition of reportable segments discussed in Note 15 to the consolidated financial statements, as to which the date is March 11, 2013

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

Additional information with respect to the plan activity related to Allscripts for years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010 is summarized as follows:

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

	Year Ended December 31,		Seven Months Ended December 31, 2010	Year Ended May 31, 2010
(In thousands)	2012	2011
Revenue:
Software Delivery	$320,937	$387,996	$173,854	$210,116
Services Delivery	265,166	248,031	96,385	77,835
Client Support	458,364	447,715	212,580	259,166
Pathway Solutions	172,445	165,385	94,089	158,239
IT Outsourcing	161,063	142,240	37,825	0
Remote Hosting	71,513	70,631	23,432	0
Unallocated Amounts	(3,163)	(17,921)	(24,856)	(854)

Total revenue	$1,446,325	$1,444,077	$613,309	$704,502

Income from operations:
Software Delivery	$28,815	$94,864	$26,732	$59,026
Services Delivery	31,539	34,080	13,728	12,455
Client Support	310,424	308,407	140,143	168,288
Pathway Solutions	105,179	105,680	57,869	96,241
IT Outsourcing	34,942	27,337	4,601	0
Remote Hosting	1,377	2,471	1,288	0
Unallocated Amounts	(499,005)	(436,295)	(238,476)	(231,427)

Total income from operations	$13,271	$136,544	$5,885	$104,583

16. Supplemental Disclosure of Cash Flow Information

			Seven Months Ended December 31,	Year Ended May 31,
	Year Ended December 31,
(In thousands)	2012	2011	2010	2010
Cash paid (received) during the period for:
Interest	$11,218	$13,630	$7,555	$2,302
Income taxes paid (refund), net	$7,040	($1,013)	$11,923	$10,714

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
		(Unaudited)
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Allscripts Healthcare Solutions, Inc. and its subsidiaries are included in Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	81
Report of Independent Registered Public Accounting Firm	82
Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets as of December 31, 2012 and 2011	84
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010	85
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010	86
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010	87
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and for the year ended May 31, 2010	88
Notes to Consolidated Financial Statements	89

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2012	$12,505	37,447	(12,114)	$37,838
Year ended December 31, 2011	$11,321	10,059	(8,875)	$12,505
Seven months ended December 31, 2010	$8,531	6,140	(3,350)	$11,321
Year ended May 31, 2010	$6,870	7,785	(6,124)	$8,531

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2013.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

BY:	/S/ PAUL M. BLACK
Paul M. Black President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2013 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/S/ PAUL M. BLACK Paul M. Black	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ RICHARD J. POULTON Richard J. Poulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Chairman of the Board and Director

/S/ STUART L. BASCOMB Stuart L. Bascomb	Director

/S/ ROBERT J. CINDRICH Robert J. Cindrich	Director

/S/ DAVID D. STEVENS David D. Stevens	Director

/S/ RANDY THURMAN Randy Thurman	Director

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
2.1	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC		8-K	2.1	March 19, 2008	Allscripts Healthcare Solutions, Inc.

2.2	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation		8-K	2.1	June 9, 2010	Allscripts Healthcare Solutions, Inc.

2.3	Share Purchase Agreement, dated as of March 4, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare International Holdings, LLC, dbMotion, Ltd., the Sellers party thereto and Shareholder Representative Services LLC, as representative of the Sellers		8-K	2.1	March 4, 2013	Allscripts Healthcare Solutions, Inc.

3.1	Fourth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.		8-K	3.1	August 23, 2010	Allscripts Healthcare Solutions, Inc.

3.2	By-Laws of Allscripts Healthcare Solutions, Inc.		10-K	3.2	March 1, 2013	Allscripts Healthcare Solutions, Inc.

4.1	Rights Agreement, dated as of May 7, 2012, between Allscripts Healthcare Solutions, Inc. and Computershare Shareowner Services LLC, as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto.		8-A	4.1	May 7, 2012	Allscripts Healthcare Solutions, Inc.

10.1	Credit Agreement by and among Allscripts Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010, as Amended and Restated as of March 31, 2011		8-K	10.1	April 6, 2011	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.2		Incremental Assumption Agreement by and among Allscripts Healthcare Solutions, Inc. and Allscripts Healthcare, LLC (individually and collectively as the borrower), J. P. Morgan Securities LLC, Mizuho Corporate Bank, LTD., SunTrust Robinson Humphrey, Inc., and other participating lenders as the lenders, and JPMorgan Chase Bank, N.A., as administrative agent, dated June 11, 2012		8-K	10.1	June 12, 2012	Allscripts Healthcare Solutions, Inc.

10.3		First Amendment, dated as of February 19, 2013, to the Credit Agreement by and among Allscripts Healthcare Solutions, Inc., as borrower, UBS Loan Finance LLC and Barclays Capital, as co-syndication agents, Fifth Third Bank, U.S. Bank, N.A., BBVA Compass Bank, Keybank National Association, Mizuho Corporate Bank, Ltd., RBS Citizens, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated August 20, 2010, as Amended and Restated as of March 31, 2011		10-K	10.3	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.4	†	Misys Omnibus Share Plan dated as of September 30, 2008		10-Q	10.2	April 9, 2009	Allscripts Healthcare Solutions, Inc.

10.5	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)		10-Q	10.3	October 13, 2009	Allscripts Healthcare Solutions, Inc.

10.6	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan		10-K	10.19	March 31, 2003	Allscripts Healthcare Solutions, Inc.

10.7	†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan		10-Q	10.12	November 10, 2008	Allscripts Healthcare Solutions, Inc.

10.8	†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan		10-Q	10.2	October 13, 2009	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.9	†	Allscripts Healthcare Solutions, Inc. Retention Plan, as amended		10-Q	10.24	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.10	†	Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan		10-KT	10.17	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.11	†	Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan		10-Q	10.1	May 10, 2005	Eclipsys Corporation

10.12	†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2000 Stock Incentive Plan		10-Q	10.13	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.13	†	Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan		8-K	10.1	May 26, 2011	Allscripts Healthcare Solutions, Inc.

10.14	†	Amendment to Allscripts Healthcare Solutions, Inc. 2011 Stock Incentive Plan		10-K	10.57	February 29, 2012	Allscripts Healthcare Solutions, Inc.

10.15	†	Eclipsys Corporation 2005 Stock Incentive Plan		8-K	10.1	July 6, 2005	Eclipsys Corporation

10.16	†	Amendment Number One to the Eclipsys Corporation 2005 Stock Incentive Plan		10-Q	10.15	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.17	†	Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan		10-Q	10.1	May 12, 2008	Eclipsys Corporation

10.18	†	Amendment Number One to the Eclipsys Corporation Amended and Restated 2005 Inducement Grant Stock Incentive Plan		10-Q	10.17	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.19	†	Eclipsys Corporation 2008 Omnibus Incentive Plan		10-Q	10.1	August 7, 2008	Eclipsys Corporation

10.20	†	Amendment Number One to the Eclipsys Corporation 2008 Omnibus Incentive Plan		10-Q	10.19	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.21	†	Eclipsys Corporation Inducement Grant Omnibus Incentive Plan		S-1	4.2	August 6, 2009	Eclipsys Corporation

10.22	†	Amendment Number One to the Eclipsys Corporation Inducement Grant Omnibus Incentive Plan		10-Q	10.21	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.23	†	Eclipsys Corporation Retention Plan		10-Q	10.25	November 9, 2010	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.24	†	Form of Allscripts Healthcare Solutions, Inc. Nonqualified Incentive Stock Option Agreement		8-K	10.1	January 5, 2005	Allscripts Healthcare Solutions, Inc.

10.25	†	Form of Restricted Stock Award Agreement (Directors)		10-K	10.29	March 15, 2006	Allscripts Healthcare Solutions, Inc.

10.26	†	Form of Restricted Stock Award Agreement (Officers and Employees)		10-K	10.30	March 15, 2006	Allscripts Healthcare Solutions, Inc.

10.27	†	Amendment to Form of Restricted Stock Award Agreement		10-K	10.31	March 1, 2007	Allscripts Healthcare Solutions, Inc.

10.28	†	Form of Restricted Stock Unit Agreement (Directors)		10-K	10.37	February 29, 2008	Allscripts Healthcare Solutions, Inc.

10.29	†	Form of Restricted Stock Unit Agreement (Officers and Employees)		8-K	10.1	October 23, 2008	Allscripts Healthcare Solutions, Inc.

10.30	†	Form of Performance- Based Restricted Stock Unit Award		10-Q	10.4	October 13, 2009	Allscripts Healthcare Solutions, Inc.

10.31	†	Form of Restricted Stock Unit Award Agreement (September 2010)		10-Q	10.23	November 9, 2010	Allscripts Healthcare Solutions, Inc.

10.32	†	Form of Restricted Stock Unit Award Agreement (Directors)		10-KT	10.37	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.33	†	Form of Restricted Stock Unit Award Agreement (February 2011)		10-KT	10.38	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.34	†	Form of Performance-Based Restricted Stock Unit Award Agreement		10-KT	10.39	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.35	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)		10-KT	10.40	March 1, 2011	Allscripts Healthcare Solutions, Inc.

10.36	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)		10-Q	10.4	August 9, 2011	Allscripts Healthcare Solutions, Inc.

10.37	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)		10-Q	10.5	August 9, 2011	Allscripts Healthcare Solutions, Inc.

10.38	†	Form of Stock Option Agreement		10-K	10.38	March 1, 2013	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.39	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)		10-K	10.39	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.40	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black		10-K	10.40	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.41	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black		10-K	10.41	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.42	†	Eclipsys Corporation Form of Performance Stock Unit Agreement		8-K	10.1	March 19, 2010	Eclipsys Corporation

10.43	†	Employment Agreement, dated as of July 31, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.1	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.44	†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		10-Q	10.3	August 8, 2008	Allscripts Healthcare Solutions, Inc.

10.45	†	Amendment to Employment Agreement, dated as of July 28, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Lee A. Shapiro		8-K	10.2	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.46	†	Employment Agreement, dated as of March 17, 2008 but effective as of October 10, 2008 between Allscripts Healthcare Solutions, Inc. and William J. Davis		10-Q	10.4	August 8, 2008	Allscripts Healthcare Solutions, Inc.

10.47	†	Amendment to Employment Agreement, dated as of July 30, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and William J. Davis		8-K	10.3	August 2, 2010	Allscripts Healthcare Solutions, Inc.

10.48	†	Employment Agreement, dated as of June 9, 2010, by and between Allscripts-Misys Healthcare Solutions, Inc. and Philip M. Pead		8-K	10.1	June 14, 2010	Allscripts Healthcare Solutions, Inc.

10.49	†	Amended and Restated Employment Agreement dated as of July 11, 2011 between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.2	July 13, 2011	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.50	†	Separation Agreement dated as of April 25, 2012 between the Company and Philip M. Pead		8-K	10.1	April 26, 2012	Allscripts Healthcare Solutions, Inc.

10.51		Agreement, dated as of May 31, 2012, among Allscripts Healthcare Solutions, Inc., HealthCor Offshore Master Fund, L.P., Healthcore Hybrid Offshore Master Fund, L.P., Healthcor Long Offshore Master Fund, L.P. and Healthcor Management, L.P.		8-K	10.1	June 1, 2012	Allscripts Healthcare Solutions, Inc.

10.52	†	First Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.1	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.53	†	Second Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		8-K	10.2	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.54	†	First Amendment to Employment Agreement, dated as of June 5, 2012, by and between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.3	June 6, 2012	Allscripts Healthcare Solutions, Inc.

10.55	†	Employment Agreement, dated as of May 16, 2012 but effective as of May 21, 2012, between Allscripts Healthcare Solutions, Inc. and W. David Morgan		10-Q	10.1	November 21, 2012	Allscripts Healthcare Solutions, Inc.

10.56	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black		8-K	10.1	December 19, 2012	Allscripts Healthcare Solutions, Inc.

10.57	†	Separation Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman		10-K	10.57	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.58	†	Separation Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		10-K	10.58	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.59	†	Consulting Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman		8-K	10.4	December 19, 2012	Allscripts Healthcare Solutions, Inc.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
10.60	†	Consulting Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Lee Shapiro		8-K	10.5	December 19, 2012	Allscripts Healthcare Solutions, Inc.

10.61	†	Separation Agreement, dated as of December 28, 2012, between Allscripts Healthcare Solutions, Inc. and Diane Adams		8-K	10.1	December 28, 2012	Allscripts Healthcare Solutions, Inc.

10.62	†	Employment Agreement, dated as of June 17, 2011 but effective as of July 11, 2011, between Allscripts Healthcare Solutions, Inc. and Clifford B. Meltzer		10-K	10.62	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.63	†	First Amendment to Employment Agreement, dated as of May 8, 2012, by and between Allscripts Healthcare Solutions, Inc. and Clifford B. Meltzer		10-K	10.63	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.64	†	Employment Agreement, dated as of July 14, 2011 but effective as of July 19, 2011, between Allscripts Healthcare Solutions, Inc. and Stephen Shute		10-K	10.64	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.65	†	First Amendment to Employment Agreement, dated as of May 4, 2012, by and between Allscripts Healthcare Solutions, Inc. and Stephen Shute		10-K	10.65	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.66	†	Separation Agreement, dated as of January 1, 2013, between Allscripts Healthcare Solutions, Inc. and W. David Morgan		10-K	10.66	March 1, 2013	Allscripts Healthcare Solutions, Inc.

10.67	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton		10-K	10.67	March 1, 2013	Allscripts Healthcare Solutions, Inc.

12.1		Ratio of Earnings to Fixed Charges		10-K	12.1	March 1, 2013	Allscripts Healthcare Solutions, Inc.

18.1		Preferability letter dated August 9, 2011 from Independent Registered Public Accounting Firm		10-Q	18.1	August 9, 2011	Allscripts Healthcare Solutions, Inc.

21.1		Subsidiaries	X

23.1		Consent of Ernst & Young LLP	X

23.2		Consent of PricewaterhouseCoopers LLP	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Filed By
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	X

†	Indicates management contract or compensatory plan.