Form 10-Q
period 2013-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2013-05-10
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 177,263,200 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$92,228	$103,956
Accounts receivable, net of allowance of $39,086 and $37,838 at March 31, 2013 and December 31, 2012, respectively	351,772	337,024
Deferred taxes, net	56,958	56,499
Prepaid expenses and other current assets	118,343	110,023

Total current assets	619,301	607,502
Long-term marketable securities	1,700	1,706
Fixed assets, net	162,318	155,494
Software development costs, net	92,909	95,579
Intangible assets, net	504,126	426,986
Goodwill	1,189,761	1,039,364
Deferred taxes, net	7,529	7,529
Other assets	45,169	50,304

Total assets	$2,622,813	$2,384,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,008	$45,874
Accrued expenses	94,086	93,100
Accrued compensation and benefits	46,650	44,124
Deferred revenue	327,863	290,653
Current maturities of long-term debt and capital lease obligations	85,715	79,305

Total current liabilities	627,322	553,056
Long-term debt	458,601	362,697
Deferred revenue	24,159	19,750
Deferred taxes, net	112,360	125,913
Other liabilities	66,080	38,707

Total liabilities	1,288,522	1,100,123
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	0	0
Common stock: $0.01 par value, 349,000 shares authorized at March 31, 2013 and December 31, 2012; 261,763 and 177,091 shares issued and outstanding at March 31, 2013, respectively, 257,087 and 172,415 shares issued and outstanding at December 31, 2012, respectively	2,618	2,571
Treasury stock: at cost, 84,672 shares at March 31, 2013 and December 31, 2012	(278,036)	(278,036)
Additional paid-in capital	1,639,273	1,577,260
Accumulated deficit	(29,122)	(17,530)
Accumulated other comprehensive (loss) income	(442)	76

Total stockholders’ equity	1,334,291	1,284,341

Total liabilities and stockholders’ equity	$2,622,813	$2,384,464

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Revenue:
System sales	$27,031	$37,240
Professional services	61,084	71,486
Maintenance	117,708	118,284
Transaction processing and other	141,243	137,702

Total revenue	347,066	364,712

Cost of revenue:
System sales (excluding amortization of software development costs and acquisition-related assets shown below)	13,329	16,636
Amortization of software development costs and acquisition-related assets	19,539	14,949
Professional services	57,582	61,702
Maintenance	36,597	36,004
Transaction processing and other	85,591	79,744

Total cost of revenue	212,638	209,035

Gross profit	134,428	155,677
Selling, general and administrative expenses	104,232	97,317
Research and development	50,978	36,122
Amortization of intangible assets	7,501	9,255

(Loss) income from operations	(28,283)	12,983
Interest expense	(4,637)	(3,854)
Interest income and other, net	8,131	392

(Loss) income before income taxes	(24,789)	9,521
Benefit (provision) for income taxes	13,197	(3,708)

Net (loss) income	($11,592)	$5,813

(Loss) earnings per share—basic and diluted	($0.07)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net (loss) income	($11,592)	$5,813
Other comprehensive (loss) income :
Unrealized gain on marketable securities, net of tax	4	5
Derivatives:
Unrealized loss on derivative financial instruments	(6)	(743)
Reclassification adjustment for loss included in net (loss) income	359	475
Tax effect	(136)	106

Unrealized loss on derivative financial instruments, net of tax	217	(162)
Change in foreign currency translation adjustments	(739)	907

Total other comprehensive (loss) income	(518)	750

Comprehensive (loss) income	($12,110)	$6,563

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	($11,592)	$5,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,827	35,216
Stock-based compensation expense	8,004	7,727
Excess tax benefits from stock-based compensation	(1,654)	(101)
Deferred taxes	(14,080)	3,338
Other (gains) losses	(8,256)	86
Changes in operating assets and liabilities, net of business combinations
Accounts receivable, net	(10,905)	(6,993)
Prepaid expenses and other assets	(12,832)	(9,462)
Accounts payable	21,735	15,412
Accrued expenses	(7,616)	(2,603)
Accrued compensation and benefits	849	(3,338)
Deferred revenue	35,462	28,570
Other liabilities	(576)	929

Net cash provided by operating activities	39,366	74,594
Cash flows from investing activities:
Capital expenditures	(16,435)	(19,423)
Capitalized software	(7,871)	(13,268)
Cash paid for business acquisitions, net of cash acquired	(148,802)	0
Sales and maturities of other investments	12,516	15

Net cash used in investing activities	(160,592)	(32,676)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,931	2,015
Excess tax benefits from stock-based compensation	1,654	101
Taxes paid related to net share settlement of equity awards	(1,648)	(2,298)
Payments of capital lease obligations	(182)	(232)
Credit facility payments	(27,614)	(24,522)
Credit facility borrowings, net of issuance costs	129,043	0
Repurchase of common stock	0	(547)

Net cash provided by (used in) financing activities	109,184	(25,483)

Effect of exchange rate changes on cash and cash equivalents	314	1,492

Net (decrease) increase in cash and cash equivalents	(11,728)	17,927
Cash and cash equivalents, beginning of period	103,956	157,753

Cash and cash equivalents, end of period	$92,228	$175,680

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

Certain prior period revenue amounts in system sales have been reclassified to maintenance revenue to conform to the current period presentation. The amount reclassified for each period is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Revenue reclassifications from system sales to maintenance	$0	$3,468

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2013 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Significant Accounting Policies

There have been no changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired, including intangible assets, and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized in accordance with accounting guidance, but accounting guidance requires that we perform an impairment test at least annually. The goodwill impairment analysis is comprised of two steps. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss would be recorded equal to the excess. We perform our annual test for impairment of goodwill and indefinite lived intangible assets as of the first day of our fiscal fourth quarter. We do not test our goodwill and indefinite lived intangible assets for impairment at any other time unless specific circumstances indicate there is a possibility that impairment has occurred. Accordingly, we did not perform any tests for impairment during the three months ended March 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance regarding the presentation requirements for reclassifications out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. This guidance will not have a material impact on the consolidated financial statements.

In March 2013, the FASB issued updated authoritative guidance to resolve the diversity in practice about whether FASB Account Standards Codification (ASC) Subtopic 810-10, Consolidation—Overall, or ASC Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This guidance is not expected to have a material impact on the consolidated financial statements.

2. Business Combinations

To better deliver comprehensive care coordination and population health management across hospitals, physician practices, and home care systems, in the first quarter we acquired dbMotion, Ltd. (dbMotion), a leading supplier of community health solutions, and we acquired the assets of Jardogs LLC (Jardogs), the top-rated patient engagement solution provider, both privately held. These acquisitions advance Allscripts’ strategy to offer full integration of heterogeneous systems across the care continuum, enabling solutions for a Connected Community of Health™. dbMotion provides a strategic platform for care coordination and population health management that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. The Jardogs FollowMyHealth™ patient engagement platform enables patients to actively participate in their care, critical for at-risk populations, and empowers consumers with the solution they need to monitor and optimize health status.

Acquisition of dbMotion. Ltd.

On March 4, 2013, we acquired all of the issued and outstanding share capital of dbMotion, a privately-held Israeli company, for aggregate consideration with a fair value of approximately $224 million, subject to adjustment for certain provisional items as noted below. Immediately prior to the closing, we owned approximately 4.25% of the issued and outstanding share capital of dbMotion on a fully diluted basis. In addition, prior to the acquisition we had an ongoing strategic relationship with dbMotion in connection with the development and sale of software solutions to hospitals, physicians and other participants in the healthcare industry.

Under the acquisition method of accounting, the fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill.

The results of dbMotion are included in the accompanying consolidated statements of operations from the date of the acquisition, March 4, 2013.

The total fair value of consideration transferred for the acquisition is comprised of the following:

(Dollar amounts in thousands, except per share amounts)
Cash	$139,061
Allscripts common stock, 3,823,453 shares, par value $0.01 per share, fair value at closing $12.57 per share	48,061
Deferred cash consideration payable on the 18-month anniversary of the closing	22,023
Subordinated promissory note maturing 18 months following the closing	6,648
Fair value of Allscripts’ previous interest in dbMotion	8,329

Total fair value of consideration transferred	$224,122

Interest will accrue on the deferred cash consideration and on the promissory note at a 10% annual rate. On March 5, 2013, we borrowed $130 million to fund the cash component of the consideration under our senior secured revolving credit facility. The deferred cash consideration and subordinated promissory note are included in other liabilities in our consolidated balance sheet at March 31, 2013. We believe that the recorded value of these obligations approximates their fair value.

The carrying value of our 4.25% interest in dbMotion prior to the acquisition was $5 million, accounted for using the cost method. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.3 million resulting in a gain of approximately $3.3 million which is included in interest income and other, net, in the accompanying consolidated statement of operations for the three months ended March 31, 2013. The remeasured fair value of our prior interest in dbMotion was estimated based on the fair value of consideration transferred to acquire the remaining 95.75% of the company, less an estimated control premium of 15%. The inputs into this fair value estimate reflect our market assumptions based on premiums observed in similar transactions within our industry.

The preliminary allocation of the fair value of the consideration transferred was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets and liabilities acquired, deferred taxes, and residual goodwill. The preliminary allocation of the fair value of the consideration transferred is as follows:

(In thousands)
Acquired cash and cash equivalents, and restricted cash	$14,261
Accounts receivable, net	3,226
Prepaid expenses and other current assets	1,816
Fixed assets and other long-term assets	2,789
Goodwill	133,381
Intangible assets	85,450
Accounts payable and accrued liabilities	(11,039)
Deferred revenue	(5,100)
Other liabilities	(662)

Net assets acquired	$224,122

Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of dbMotion’s product offerings with those of Allscripts.

Acquisition and integration-related costs related to the dbMotion acquisition are included in selling, general and administrative expenses for the three months ended March 31, 2013 and totaled approximately $1.4 million, including seller transaction costs of $0.5 million and employee compensation of approximately $0.5 million. Additional employee compensation of approximately $7 million related to the dbMotion acquisition is expected to be incurred during the next twelve to eighteen months following the first quarter of fiscal 2013.

The acquired intangible assets are being amortized on a straight-line basis over their useful lives and consist of the following amounts for each class of acquired intangible asset representing a provisional allocation of the fair value of consideration transferred subject to future adjustment pending the completion of our acquisition accounting as noted above:

(Dollar amounts in thousands) Description	Useful Life in Years	Fair Value
Core technology	10	$80,100
Maintenance agreements	12	2,500
Services backlog	2	2,000
Non-compete	3	500
Trade name	2	350

		$85,450

The revenue and net loss of dbMotion since March 4, 2013 that are included in our consolidated statement of operations for the three months ended March 31, 2013, and the supplemental pro forma revenue and net loss of the combined entity, presented as if the acquisition of dbMotion had occurred on January 1, 2012, are as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$174	$0
Net loss	($2,847)	$0
Supplemental pro forma data for combined entity:
Revenue	$348,260	$365,071
Net loss	($23,014)	($3,755)
Net loss per share, basic and diluted	($0.13)	($0.02)

The supplemental pro forma data has been calculated after applying our accounting policies and adjusting the results of dbMotion to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, together with the consequential tax effects. Supplemental pro forma earnings for the three months ended March 31, 2013 were adjusted to exclude acquisition-related costs incurred during the period as well as the nonrecurring gain related to the fair value adjustment of our prior cost method investment in dbMotion. Supplemental pro forma earnings for the three months ended March 31, 2012 were adjusted to include these items. The effects of transactions between Allscripts and dbMotion during the periods presented have been eliminated.

Amortization of software development costs and acquisition-related assets in our consolidated statement of operations for the three months ended March 31, 2013 includes approximately $1.2 million related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately $0.4 million related to system sales, approximately $0.6 million related to professional services, and approximately $0.2 million related to maintenance.

Acquisition of Jardogs LLC

Also on March 4, 2013, we acquired substantially all of the assets of Jardogs LLC (Jardogs) for $24 million in cash. The preliminary allocation of the fair value of the consideration transferred was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets and liabilities acquired, and residual goodwill. The preliminary allocation of the fair value of the consideration transferred is as follows: approximately $4 million of intangible assets related to technology, including Jardogs’ portal software, $2 million of intangible assets related to customer relationships, net deferred tax assets of approximately $0.5 million, and goodwill of approximately $17 million. Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of Jardogs’ product offerings with those of Allscripts. The acquired intangible assets, excluding goodwill, have estimated lives of 10 years and are being amortized on a straight-line basis.

The pro forma impact of the Jardogs acquisition on current and prior periods, as well as the net revenues and operating losses generated by Jardogs subsequent to its acquisition for the three months ended March 31, 2013, are not material.

Acquisition and integration-related costs related to the Jardogs acquisition are included in selling, general and administrative expenses for the three months ended March 31, 2013 and totaled approximately $0.7 million.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. We have no Level 3 financial instruments that are measured at fair value on a recurring basis.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2013			December 31, 2012
(In thousands)	Classifications	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	Cash equivalents	$6,716	$0	$6,716	$14,653	$0	$14,653
Marketable securities	Long-term marketable securities	0	1,700	1,700	0	1,706	1,706
Derivatives	Other liabilities	0	(1,181)	(1,181)	0	(1,534)	(1,534)

Total		$6,716	$519	$7,235	$14,653	$172	$14,825

At December 31, 2012 we held investments in certain non-marketable equity securities in which we did not have a controlling interest or significant influence. These investments were recorded at cost with a carrying value of $13 million at December 31, 2012 and were included in other assets in the accompanying consolidated balance sheets. During the three months ended March 31, 2013, one of these investments, Humedica, was sold for cash proceeds of approximately $12.5 million, plus an additional $2 million held in escrow, resulting in a gain of approximately $4.7 million which is included in interest income and other, net, in the accompanying consolidated statement of operations for the three months ended March 31, 2013. The $2 million escrow receivable has been included in our consolidated balance sheet as $0.7 million included in prepaid expenses and other current assets and $1.3 million in other assets and has been recorded at its estimated fair value based upon our estimate of its present value and collectability. The inputs into this fair value estimate reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy. The other significant investment in non-marketable equity securities consisted of our 4.25% equity interest in dbMotion. On March 4, 2013, we acquired the entire remaining interest in dbMotion, which is now consolidated in our financial statements. Refer to Note 2, Business Combinations, for additional information regarding the acquisition of dbMotion. The carrying value of our interest in dbMotion prior to the acquisition was $5 million. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.3 million, resulting in a gain of approximately $3.3 million which is included in interest income and other, net, in the accompanying consolidated statement of operations for the three months ended March 31, 2013. At March 31, 2013, our remaining investment in non-marketable equity securities is not material.

Our long-term financial liabilities consist of long-term debt with a carrying value that approximates fair value since the interest rate approximates current market rates.

4. Stockholders’ Equity

Stock-based Awards

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the appropriate service period typically on a straight-line basis, net of estimated forfeitures. The fair value of service-based restricted stock units and restricted stock awards are measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units was measured using the Monte Carlo pricing model. The fair value of stock options granted during the three months ended March 31, 2013 was determined using the Black-Scholes-Merton valuation model and reflects the following input assumptions:

Three Months Ended March 31, 2013
Weighted average exercise price	$12.72
Risk-free interest rate	0.82%
Dividend yield	0%
Volatility	55.92%
Expected life (years)	4.75

Stock-based compensation expense recognized during the three months ended March 31, 2013 and 2012 is included in our consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cost of revenue:
Professional services	$577	$467
Maintenance	381	249
Transaction processing and other	424	293

Total cost of revenue	1,382	1,009
Selling, general and administrative expenses	4,726	5,279
Research and development	1,896	1,439

Total stock-based compensation expense	$8,004	$7,727

No stock-based compensation costs were capitalized during the three months ended March 31, 2013 and 2012.

We granted stock-based awards as follows:

	Three Months Ended March 31, 2013
(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Stock options	849	$5.96
Service-based restricted stock units	52	$12.71
Performance-based restricted stock units with a service condition	196	$12.72
Market-based restricted stock units with a service condition	480	$18.08

	1,577	$10.71

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

During the three months ended March 31, 2013, there were no shares repurchased pursuant to this stock repurchase program. During the three months ended March 31, 2012, we repurchased approximately 30 thousand shares of our common stock for approximately $0.5 million pursuant to this program. As of March 31, 2013, the amount available for repurchase of common stock under this program was approximately $123 million.

Net Share-settlements

Upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that have vested in 2013 and 2012 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld for the three months ended March 31, 2013 and 2012 were 125 thousand and 125 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stockholder Rights Plan

The Company is authorized to issue up to 1 million shares of preferred stock, of which 349 thousand shares have been designated as Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement discussed below. As of March 31, 2013 and December 31, 2012, no shares of preferred stock were issued or outstanding.

On May 5, 2012, our Board of Directors adopted a stockholder rights plan (“Rights Plan”) and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 17, 2012. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $45.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 7, 2012, between the Company and Computershare Shareowner Services LLC, as Rights agent. The Rights Plan expired on May 6, 2013.

5. Earnings Per Share

Basic (loss) income per share is computed by dividing net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted (loss) earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist of stock options and restricted stock unit awards using the treasury stock method.

The calculations of earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Basic (Loss) Earnings per Common Share:
Net (loss) income	($11,592)	$5,813

Net (loss) income available to common shareholders	($11,592)	$5,813

Weighted average common shares outstanding	173,710	190,561

Basic (Loss) Earnings per Common Share	($0.07)	$0.03

(Loss) Earnings per Common Share Assuming Dilution:
Net (loss) income	($11,592)	$5,813

Net (loss) income available to common shareholders	($11,592)	$5,813

Weighted average common shares outstanding	173,710	190,561
Dilutive effect of stock options and restricted stock units and awards	0	2,321

Weighted average common shares outstanding assuming dilution	173,710	192,882

(Loss) Earnings per Common Share Assuming Dilution	($0.07)	$0.03

The following stock options and share awards are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options and share awards in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2013	2012
Shares subject to anti-dilutive stock options and share awards excluded from calculation	3,668	267

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2013			December 31, 2012
(In thousands)	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$445,960	($204,892)	$241,068	$361,660	($197,383)	$164,277
Customer contracts and relationships	542,205	(331,147)	211,058	534,355	(323,646)	210,709

Total	$988,165	($536,039)	$452,126	$896,015	($521,029)	$374,986

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,189,761			1,039,364

Total			$1,241,761			$1,091,364

In connection with our acquisitions of dbMotion and Jardogs during the three months ended March 31, 2013, we have provisionally recognized additional goodwill in the amount of $150 million, subject to future adjustment. Refer to Note 2 Business Combinations for additional information regarding the acquisitions. We have also not completed the assignment of goodwill resulting from these acquisitions to our reporting units. Accordingly, the additions to goodwill provisionally recognized during the three months ended March 31, 2013 are reported below as unallocated provisional amounts. Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2013 were as follows (Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have presented the portion of goodwill allocated to this segment within our reconciliation to consolidated amounts in the table below):

(In thousands)	Software Delivery	Services Delivery	Client Support	Pathway Solutions	IT Outsourcing	Remote Hosting	Unallocated Provisional Amounts	Total
Balance as of December 31, 2012	$320,299	$87,665	$327,793	$208,795	$59,029	$35,783	$0	$1,039,364
Additions arising from business acquisitions:
dbMotion	0	0	0	0	0	0	133,381	133,381
Jardogs	0	0	0	0	0	0	17,016	17,016

Total additions to goodwill	0	0	0	0	0	0	150,397	150,397
Impairment of goodwill	0	0	0	0	0	0	0	0

Balance as of March 31, 2013	$320,299	$87,665	$327,793	$208,795	$59,029	$35,783	$150,397	$1,189,761

There were no accumulated impairment losses associated with our goodwill at March 31, 2013 or December 31, 2012.

7. Debt

Debt outstanding consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Senior Secured Credit Facilities (long-term portion)	$458,601	$362,697
Senior Secured Credit Facilities (current portion)	85,252	78,770

Total debt	$543,853	$441,467

Interest expense consisted of the following:

	Three Months Ended March 31,
(In thousands)	2013	2012
Interest expense	$3,337	$2,595
Debt cost amortization	1,300	1,259

Total interest expense	$4,637	$3,854

Credit Facility

On February 19, 2013, we entered into the First Amendment to the Amended and Restated Credit Agreement of March 31, 2011 (the “First Amendment”), which, among other things, increased the applicable interest margin for borrowings under the senior credit facilities by 25 basis points at each level of the leverage based pricing grid above a leverage ratio of 2.00 to 1. The First Amendment also increases the leverage ratio in which the Company can make unlimited Restricted Payments and Permitted Acquisitions from 2.00 to 1 to 2.50 to 1. In connection with the First Amendment, we incurred $1 million in fees during the three months ended March 31, 2013. These fees were recorded as deferred debt issuance costs included in prepaid expenses and other current assets and other assets on the consolidated balance sheet as of March 31, 2013 and are being amortized over the remaining term of the facility.

The following table summarizes our future payments under the senior secured credit facilities as of March 31, 2013:

(Dollar amounts in thousands)	Principal Payments
Remaining payments due in 2013	$61,156
Payments due in 2014	104,698
Payments due in 2015	319,396
Payments due in 2016	58,603
Thereafter	0

543,853
Senior Secured Credit Facilities (current portion)	85,252

Senior Secured Credit Facilities (long-term portion)	$458,601

As of March 31, 2013, $424 million in term loans, $120 million under the revolving credit facility, and $1 million in letters of credit were outstanding under the Credit Agreement. As of March 31, 2013, the interest rate on the senior secured credit facilities was LIBOR plus 2.00%, which totaled 2.20%. Refer to Note 10 for a discussion of our interest rate swap agreement. There was no default under the Credit Agreement as of March 31, 2013. Unamortized deferred debt issuance costs totaled $10 million, and are included within prepaid expenses and other current assets and other assets on the consolidated balance sheet at March 31, 2013.

As of March 31, 2013, we had $129 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

8. Income Taxes

The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2013 could be different from the forecast rate. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to income attributable to foreign jurisdictions taxed at lower rates, state taxes, permanent differences, tax credits and certain discrete items. The effective tax rates were as follows:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012
(Loss) income before income taxes	($24,789)	$9,521
Benefit (provision) for income taxes	$13,197	($3,708)
Effective tax rate	53.2%	38.9%

Our effective tax rate for the three months ended March 31, 2013 is higher compared to the prior year. The effective rate differs from the statutory rate primarily due to the impact of the U.S. research and development credit for 2012 and 2013, enacted on January 1, 2013. The impact of the 2012 credit is included in our tax benefit for the three months ended March 31, 2013 as a discrete item of $3 million.

Our unrecognized income tax benefits were $19 million and $18 million as of March 31, 2013 and December 31, 2012, respectively, the increase of approximately $1 million being primarily attributable to unrecognized tax benefits related to research and development tax credits. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

9. Derivative Financial Instruments

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our original variable rate term loan. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and a final termination date of October 31, 2014. At March 31, 2013, the notional amount of the interest rate swap agreement was $200 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero.

The interest rate swap agreement is currently our only derivative instrument and it is not used for trading purposes. Allscripts has not entered into any foreign currency hedging contracts. In the future we may enter into foreign currency exchange contracts to offset certain operational exposures from the impact of changes in foreign exchange rates.

The fair value of the derivative instrument was as follows:

(In thousands)	March 31, 2013	December 31, 2012
Fair value of interest rate swap agreement	($1,181)	($1,534)

We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended March 31,
(In thousands)	2013	2012
Effective Portion
Gain (loss) recognized in OCI	$353	($268)
Tax effect	(136)	106

Net	$217	($162)

Loss reclassified from OCI to interest expense	$359	$475
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0

We estimate that approximately $0.9 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate 2.20% as of March 31, 2013 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2013 and 2012. We held no other derivative instruments during the three months ended March 31, 2013 and 2012.

There were no realized gains (losses) on derivatives other than those related to the periodic settlement of the swap.

10. Contingencies

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. On the Company’s motion, the case was transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003, and from the Company’s testing of a software development toolkit pursuant to a free trial license from Pegasus in approximately 1999. On April 16, 2013, Plaintiff filed a Second Amended Complaint adding claims against the Company for breach of contract, fraud, and negligence. On May 2, 2013, the Company answered the Second Amended Complaint, denying all material allegations, and asserted counterclaims against Pegasus for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, three counts of negligent misrepresentations, and deceptive and unfair trade practices. The current fact discovery deadline is May 31, 2013, and the case is currently expected to be set for trial in November of 2013. The Company intends to continue to defend this matter and pursue its counterclaims vigorously. The Company believes that it has a strong position in this matter, but the outcomes of intellectual property-related lawsuits are often uncertain.

On December 27, 2012, Pain Clinic of Northwest Florida, Inc. filed a Complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against the Company. On January 29, 2013, a First Amended Complaint was filed in this lawsuit through which the following three additional plaintiffs were added: American Pain Care Specialists, LLC; Advanced Pain Specialists, Inc.; and South Baldwin Family Practice, LLC. The four plaintiffs seek to certify a class of all similarly situated physician-customers that purchased the MyWay product and seek damages for various claims, including breach of warranty and unjust enrichment. On February 5, 2013, the Company filed a motion to compel arbitration and to dismiss or stay the lawsuit during arbitration, and a motion to stay discovery during arbitration, which were both denied by the trial court. The Company has appealed the denial of the motion to compel arbitration and to dismiss or stay the lawsuit during arbitration, and is currently pursuing that appeal before Florida’s Third District Court of Appeal. On April 19, 2013, the plaintiffs filed a motion seeking leave to file a Second Amended Complaint, through which the plaintiffs intend to drop the claim for breach of warranty, and add claims for tortious interference with business relationships, violations of Florida’s Deceptive and Unfair Trade Practices Act (Fla. Stat. § 501.201, et seq.), and violations of various other states’ consumer protection laws. In the event the trial court grants that motion, the Company will thereafter file an appropriate response to the Second Amended Complaint. The Company intends to vigorously defend this matter.

On January 30, 2013, Costco Wholesale Corporation delivered a demand for arbitration against the Company in connection with the Company’s offer to upgrade its MyWay clients to Allscripts Professional. The demand for arbitration seeks certain equitable relief in connection with the upgrade offer and also seeks damages for breach of contract and breach of an alleged duty of good faith and fair dealing. On February 20, 2013, Allscripts responded to the demand for arbitration. The Company intends to vigorously defend against these claims.

On February 26, 2013, a lawsuit was filed by Cardinal Health 200, LLC against the Company, Allscripts, LLC and Allscripts Healthcare, LLC in the Court of Common Pleas for Franklin County Ohio. The Complaint, which was served on the Company on March 7, 2013, seeks damages of no less than $3,978,000 for alleged breaches of contract by the Company in connection with the Company’s offer to upgrade its MyWay clients to Allscripts Professional. The Complaint alternatively seeks a declaration that the Company invalidly terminated its agreement with Cardinal. On April 2, 2013, the Company filed a Petition for Removal to the United States District Court for the Southern District of Ohio; the time period for Cardinal to seek remand expired on May 2, 2013. The parties have engaged in alternative dispute resolution but the Company intends to vigorously defend this matter if such efforts are unsuccessful.

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

On May 1, 2012, Physicians Healthsource, Inc. (“PHI”) filed a class action Complaint in U.S. District Court for the Northern District of Illinois against the Company. The Complaint alleges that on multiple occasions between July 2008 and December 2011, Allscripts or its agent sent advertisements by fax to the Plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). The Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. Allscripts was served with the Complaint and PHI’s Motion for Class Certification on May 7, 2012. Discovery in this matter had been stayed pending a decision of the 7th Circuit Court of Appeals in the case of Holtzman v. Turza, which could address claims at issue in this case. Although a decision in the Holtzman case has not yet been issued, on March 28, 2013, the Court effectively lifted the stay, requiring the Company to file its responsive pleading and respond to written discovery promulgated in June, 2012. Allscripts filed its Answer and Affirmative Defenses on April 19, 2013. The parties are proceeding with discovery. The Company intends to vigorously defend against these claims.

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman, the former Chief Executive Officer, and William Davis, the former Chief Financial Officer of the Company, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between November 18, 2010 and April 26, 2012. The Complaint alleges that the Company, Mr. Tullman and Mr. Davis made materially false and misleading statements and/or omissions during the putative class period regarding the Company’s progress in integrating Allscripts’ and Eclipsys’ business following the August 24, 2010 merger and that the Company lacked a reasonable basis for certain statements regarding the Company’s post-merger integration efforts, operations, results and projections of future financial performance. A lead plaintiff has been appointed and on January 10, 2013, Plaintiff filed an amended complaint. On March 14, 2013, the Company filed a motion to dismiss the lead plaintiff’s amended complaint. The Company intends to vigorously defend against these claims.

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County Illinois against Glen Tullman, William Davis, Paul Black, the Chief Executive Officer, and current and former Allscripts board members Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, Michael Kluger, and Allscripts as nominal defendant. The suit alleges breach of fiduciary duties and unjust enrichment against former and current executives of Allscripts who allegedly made misleading claims about the Company’s business and financial state, causing its stock prices to be artificially inflated and then drop sharply when the Company reported earnings below expectations and disclosed a “leadership dispute” in an SEC filing. At present, the Company’s time to respond to the complaint is tolled pending the resolution of the motion to dismiss in the Bristol County Retirement System lawsuit.

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

Software delivery primarily includes revenue from system solutions, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients. Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services. Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers. Pathway solutions includes revenue and the related expenses incurred from EDI medical claims processing for clients and our patient portal SaaS solution, and IT outsourcing derives its revenue from services provided to clients where we assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets, and includes the related expenses incurred to deliver IT outsourcing solutions to our clients. Segment data for 2012 presented below has been restated to conform to the current presentation.

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

	Three Months Ended March 31,
(In thousands)	2013	2012
Revenue:
Software Delivery	$70,813	$79,902
Services Delivery	59,854	70,424
Client Support	117,606	118,354
Pathway Solutions	39,904	43,273
IT Outsourcing	42,236	37,791
Remote Hosting	17,542	16,919
Unallocated Amounts	(889)	(1,951)

Total revenue	$347,066	$364,712

(Loss) income from operations:
Software Delivery	$9,676	$7,646
Services Delivery	3,252	9,077
Client Support	79,475	81,380
Pathway Solutions	24,144	26,255
IT Outsourcing	8,205	7,832
Remote Hosting	(745)	358
Unallocated Amounts	(152,290)	(119,565)

Total (loss) income from operations	($28,283)	$12,983

12. North American Site Consolidation Plan

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

During the three months ended March 31, 2013, we have incurred $11 million in severance costs resulting from the Site Consolidation Plan. These costs are included in selling, general and administrative expenses in our consolidated statement of operations for the three months ended March 31, 2013. The portion of these costs allocable to our reportable segments is not material. We have a liability for accrued severance costs of $10 million related to the Site Consolidation Plan included in accrued compensation and benefits in our consolidated balance sheet as of March 31, 2013.

Additional costs expected in connection with the Site Consolidation Plan, all of which are expected to be incurred during the remainder of fiscal 2013, include approximately $5 million of relocation costs and approximately $3 million of lease exit costs. These amounts are estimates and the actual charges may vary materially based on the level of employee relocations and terminations; the timing and amount of sublease income and other related expenses; and changes in management’s assumptions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as the Company’s 2012 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

Overview

Business Acquisitions & Basis of Presentation

On March 4, 2013, we acquired all of the issued and outstanding share capital of dbMotion, Ltd. (dbMotion), a privately-held Israeli Company, for aggregate consideration with a fair value of approximately $224 million, subject to adjustment for certain provisional items. Immediately prior to the closing, we owned approximately 4.25% of the issued and outstanding share capital of dbMotion on a fully diluted basis. In addition, prior to the acquisition we had an ongoing strategic relationship with dbMotion in connection with the development and sale of software solutions to hospitals, physicians and other participants in the healthcare industry. Also on March 4, 2013, we acquired substantially all of the assets of Jardogs LLC (Jardogs) for $24 million in cash.

These acquisitions have been accounted for as purchase business combinations. Under the acquisition method of accounting, the fair value of the consideration transferred for each acquisition was allocated to the respective tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The operating results of dbMotion and Jardogs are included in the accompanying consolidated statements of operations from the date of the acquisitions, March 4, 2013. Refer to Note 2 to our consolidated financial statements for additional information regarding these acquisitions.

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Business Overview

Allscripts is a leading provider of clinical, financial, connectivity and information solutions and related professional services that empower hospitals, health systems, physician practices, and post-acute organizations to deliver world-class outcomes. We deliver innovative solutions that provide physicians and other healthcare professionals with the information, insights and connectivity required to transform healthcare by improving the quality and efficiency of patient care.

We primarily derive our revenue from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales also are the basis for our recurring service contracts for software maintenance and certain transaction processing services. Based on the information used by management for making operating decisions and assessing performance, we have identified the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing

We believe a combination of executive and legislative leadership at the federal level, industry standards, and federal incentives that exist today for Meaningful Use, e-prescribing and pay-for-quality initiatives is quickly making electronic health records as common as practice management systems in all provider offices. We believe that the Health Information Technology for Economic and Clinical Health Act (HITECH) and other provisions provided by the American Recovery and Reinvestment Act (ARRA) will continue to be a significant driver of healthcare IT adoption. We believe that we are well positioned in the market to take advantage of the material opportunity presented by HITECH.

Management has taken steps to position the Company to have what we believe will be adequate capacity to meet the demand that could result from new orders related to HITECH. These steps include supplementing our internal direct sales force with a limited number of strategic distribution partners with established sales forces focused on practices with one to three providers. Further, we have taken steps to improve the efficiency of our approach to new system installations. The Company uses its Speed-to-Value implementation program, which standardizes certain key processes across customer sites and decreases the number of hours required by our professional services team to enable installations of our clinical and practice management solutions. This strategy is predicated on repeatable, best practice workflows and was designed collaboratively by our services and development teams and is proprietary to the Company. The Speed-to-Value program has significantly reduced installation timeframes for our clients.

For our customers to qualify for HITECH funding, our products must meet various requirements for product certification under the HITECH regulations, and must enable our customers to achieve Meaningful Use, as such term is currently defined under the 2010 and 2012 Centers for Medicare and Medicaid Services (CMS) Final Rules and under any future HITECH regulations and guidance that CMS may release. The CMS Final Rule provides for a phased approach to implementation of the Meaningful Use standards, with Stage 1 underway, Stage 2 set forth in the 2012 Final Rule and Stage 3 reserved for future rulemaking based on the experiences to date. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by the Certification Commission for Health Information Technology (CCHIT), the Drummond Group and/or other bodies to be accredited in the future, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards could materially impact our ability to maximize the market opportunity. All of our market-facing Electronic Health Record (EHR) solutions were certified 2011/2012 compliant by an ONC-ATCB, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. The new 2014 Edition criteria required to qualify eligible providers and hospitals for funding under HITECH beginning in 2014 are now available, and given the maturity of our products, management does not believe the incremental development effort required for our acute care and ambulatory EHRs to continue to meet the evolving Meaningful Use standards, while challenging, will present any insurmountable challenges. Management has made product development a strategic focus, with gross research and development funding expected to continue to approximate 10% of revenues in the foreseeable future.

The market for acute-care solutions is highly competitive. Sales cycles can occur over an extended period of time and require hospitals to secure external funding to finance their purchases of new clinical information systems. Several companies that we compete with are privately held which can provide certain advantages in capturing new client relationships. In addition, the market has increasingly moved toward adoption of integrated solutions that connect various venues of care including hospitals, physician offices, clinics, laboratories, post-acute facilities and other care delivery settings. The merger of Allscripts and Eclipsys responded to these emerging market dynamics by providing a full complement of solutions across the community of care. However other vendors may be better known or be perceived as a more integrated solutions provider currently. We have made progress on our integration plans, demonstrating the future direction for integrated solutions as well as current efforts that illustrate interoperability in common client settings. However, it will take more time and resources to finalize the product integration to meet current and evolving market demand for such solutions.

We believe that the HITECH Act and other provisions provided by the ARRA will continue to be one of the biggest drivers of healthcare IT adoption. Management believes that to date the HITECH program has resulted in additional related new orders for all of our EHR products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 will not be able to do so in compliance with the requirements for the 2014 Edition, which could present additional opportunities in the replacement market. As the incentive payments end in coming years, we expect that the payment adjustment phase of the program which penalizes organizations not participating in the EHR Incentive Program will provide a different motivation for purchase and expansion.

We believe small-and medium-sized physician practices (those with three or fewer physicians, and four to 40 physicians, respectively) are increasingly adopting technology driven by a variety of factors, including a desire to maximize federal incentive payments, align with local hospitals, and merge with other practices, as well as other drivers. These offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as critical as in larger physician organizations.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program while the subsidizing health system expands connectivity within the local provider community. This pull-through effect has resulted in new orders for Allscripts Professional EHR targeting small—and mid-sized physician practices. Management believes that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians in those small- and medium-sized practices who have not yet participated seek to qualify for the HITECH incentives for the first time or experienced practices upgrade in advance of the start of Stage 2 of the program. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. The community programs we have in place will aid us in penetrating this market.

The vast majority of our customers continue to focus on achieving Meaningful Use under HITECH. As a result, during 2012, much of our professional services deployment capacity was consumed by demand from our customers who wished to upgrade to the most current releases of our EHR products that are certified as meeting Meaningful Use requirements, as well as those requesting implementation of any additional modules required to achieve Meaningful Use. Our professional services margins could be impacted as we continue to supplement our staff with third-party resources to help meet the demand. We expect this trend to continue into the near future as customers react to the finalized requirements for Meaningful Use Stage 2.

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

To better deliver comprehensive care coordination and population health management across hospitals, physician practices, and home care systems, in the first quarter Allscripts acquired dbMotion, a leading supplier of community health solutions and Jardogs, the top-rated patient engagement solution provider, both privately held. These acquisitions advance Allscripts’ strategy to offer full integration of heterogeneous systems across the care continuum, enabling solutions for a Connected Community of Health™. dbMotion provides a strategic platform for care coordination and population health management that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. The Jardogs FollowMyHealth™ patient engagement platform enables patients to actively participate in their care, critical for at-risk populations, and empowers consumers with the solution they need to monitor and optimize health status.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

First Quarter 2013 Summary

Bookings, which reflect the value of executed contracts for our solutions, totaled $178 million for the first quarter of 2013 which is lower compared with the prior year comparable period amount of $195 million and flat compared with the fourth quarter of 2012. Our current quarter results were impacted by clients and prospective clients who continued to evaluate purchase decisions as they wait for new product releases.

Total revenue for the first quarter of 2013 was $347 million compared with $365 million for the prior year comparable period. Revenue from system sales and professional services declined as we continued to feel the impact of the decline in orders which occurred during the latter part of 2012, during which time bookings were impacted by speculation about Allscripts’ future corporate autonomy and the timing of new product releases. During the first quarter of 2013 we have continued our efforts to improve product performance and delivery execution. Revenues from maintenance and transaction processing and other were essentially flat compared with the prior year.

We generated operating cash flows of approximately $39 million in the first quarter of 2013 which compares with $75 million in the prior year comparable period.

Gross research and development spending in the first quarter of 2013 totaled $59 million which represents a significant increase compared with the prior year comparable period spending of $49 million as we continued to accelerate development efforts to improve performance and accelerate product integration and innovation.

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

During first quarter of 2013 we incurred approximately $6 million in costs associated with the MyWay Transition. Additional non-recurring period costs will be incurred in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate.

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan includes closure of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs. During the three months ended March 31, 2013 we incurred employee severance costs related to the Site Consolidation Plan of approximately $11 million. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan include relocation costs of up to approximately $5 million and lease exit costs totaling approximately $3 million. We expect to complete the actions and incur all remaining costs by the end of 2013.

In connection with our acquisition of dbMotion in March 2013, we recognized a gain of $3.3 million resulting from the remeasurement of our previously-held 4.25% interest in dbMotion to its fair value at the time of the acquisition. We also recognized a gain of $4.7 million resulting from the sale of our investment in Humedica, Inc.(Humedica) during January of 2013. The gains related to both the dbMotion and Humedica transactions are included in interest income and other, net, in our accompanying statement of operations for the three months ended March 31, 2013.

During the three months ended March 31, 2013, we incurred approximately $2 million of acquisition-related costs in connection with the dbMotion and Jardogs acquisitions. These costs are included in selling, general and administrative expenses in our accompanying statement of operations for the three months ended March 31, 2013.

Overview of Consolidated Results

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue:
System sales	$27,031	$37,240	(27.4%)
Professional services	61,084	71,486	(14.6%)
Maintenance	117,708	118,284	(0.5%)
Transaction processing and other	141,243	137,702	2.6%

Total revenue	347,066	364,712	(4.8%)

Cost of revenue:
System sales (excluding amortization of software development costs and acquisition-related assets shown below)	13,329	16,636	(17.4%)
Amortization of software development costs and acquisition-related assets	19,539	14,949	22.9%
Professional services	57,582	61,702	(5.8%)
Maintenance	36,597	36,004	2.2%
Transaction processing and other	85,591	79,744	7.3%

Total cost of revenue	212,638	209,035	1.7%

Gross profit	134,428	155,677	(13.6%)
% of Revenue	38.7%	42.7%
Selling, general and administrative expenses	104,232	97,317	7.1%
Research and development	50,978	36,122	41.1%
Amortization of intangible assets	7,501	9,255	(19.0%)

Income from operations	(28,283)	12,983	NM
Interest expense	(4,637)	(3,854)	20.3%
Interest income and other (expense), net	8,131	392	1974.2%

(Loss) income before income taxes	(24,789)	9,521	NM
Benefit (provision) for income taxes	13,197	(3,708)	(455.9%)

Effective tax rate	53.2%	38.9%
Net (loss) income	($11,592)	$5,813	NM

NM – not meaningful

Revenue

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue:
System sales	$27,031	$37,240	(27.4%)
Professional services	61,084	71,486	(14.6%)
Maintenance	117,708	118,284	(0.5%)
Transaction processing and other	141,243	137,702	2.6%

Total revenue	$347,066	$364,712	(4.8%)

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Total revenue decreased during the three months ended March 31, 2013 compared with the prior year comparable period as decreases in system sales, professional services and maintenance revenues were slightly offset by increases in transaction processing and other revenues. The decrease in system sales, which consists of a $9 million decrease in software revenue and a $1 million decrease in hardware revenue, is attributable to a decline in orders which occurred during the latter part of 2012, during which time bookings were impacted by speculation about Allscripts’ future corporate autonomy and the timing of new product releases. During the first quarter of 2013 we have continued our efforts to improve product performance and delivery execution. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Professional services revenue decreased compared with the prior year as a result of the decline in orders referenced above and a decrease in consulting services.

Gross Profit

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Total cost of revenue	$212,638	$209,035	1.7%

Gross profit	$134,428	$155,677	(13.6%)
% of Revenue	38.7%	42.7%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Gross profit decreased during the three months ended March 31, 2013 as we realized a decrease in revenues while costs of revenue increased primarily due to an increase in transaction processing and other costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. This increase and a $3 million increase in the amortization of software development costs were partially offset by decreases in costs of revenue associated with lower system sales and professional services revenue. Gross profit as a percent of revenue declined compared with the prior year due primarily to a higher mix of third-party systems sales which carry lower gross margin and the increases in amortization of software development costs and transaction processing-related costs discussed above. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded original estimates as we worked to enhance implementation success.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Selling, general and administrative expenses	$104,232	$97,317	7.1%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Selling, general and administrative expenses during the three months ended March 31, 2013 increased compared to the prior year. Severance costs of approximately $12.4 million, including $11 million associated with the Site Consolidation Plan, as well as MyWay Transition costs of approximately $4 million, were partially offset by decreases in other costs including legal expenses and facility occupancy costs.

Research and Development

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Research and development	$50,978	$36,122	41.1%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Research and development expenses increased in the three months ended March 31, 2013 primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve performance and accelerate product integration and innovation. Also contributing to the increase for the three months ended March 31, 2013 is a decrease in the capitalization of software development costs as fewer development efforts were eligible for capitalization due to the nature of the work being performed and the development status of projects.

Amortization of Intangible Assets

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Amortization of intangible assets	$7,501	$9,255	(19.0%)

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Amortization of intangible assets recognized during the three months ended March 31, 2013 decreased compared with the prior year comparable period as certain amortization periods ended and intangible asset amounts were fully amortized.

Interest Expense

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Interest expense	($4,637)	($3,854)	20.3%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Interest expense increased during the three months ended March 31, 2013 compared to the prior year due to increased debt outstanding associated with the incremental term loan executed in June 2012 and borrowings on the revolving credit facility associated with our acquisition of dbMotion in March 2013. The effect of higher average debt levels was partially offset by the reduction in the notional amount of our interest rate swap agreement.

Interest Income and Other, Net

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Interest income and other, net	$8,131	$392	1974.2%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Interest income and other, net for the three months ended March 31, 2013 includes a gain of $4.7 million resulting from the January 2013 sale of our investment in Humedica, Inc., as well as a gain of $3.3 million realized upon the adjustment to fair value of our prior interest in dbMotion upon our acquisition of the full remaining interest in dbMotion in March 2013.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Benefit (provision) for income taxes	$13,197	($3,708)	(455.9%)
Effective tax rate	53.2%	38.9%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Our effective tax rate for the three months ended March 31, 2013 is higher compared to the prior year. The effective rate differs from the statutory rate primarily due to the impact of the U.S. research and development credit for 2012 and 2013, enacted on January 1, 2013, the impact of the 2012 credit is included in our tax benefit for the three months ended March 31, 2013 as a discrete item of $3 million.

Segment Operations

Overview of Segment Results

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue:
Software Delivery	$70,813	$79,902	(11.4%)
Services Delivery	59,854	70,424	(15.0%)
Client Support	117,606	118,354	(0.6%)
Pathway Solutions	39,904	43,273	(7.8%)
IT Outsourcing	42,236	37,791	11.8%
Remote Hosting	17,542	16,919	3.7%
Unallocated Amounts	(889)	(1,951)	(54.4%)

Total revenue	$347,066	$364,712	(4.8%)

(Loss) income from operations:
Software Delivery	$9,676	$7,646	26.5%
Services Delivery	3,252	9,077	(64.2%)
Client Support	79,475	81,380	(2.3%)
Pathway Solutions	24,144	26,255	(8.0%)
IT Outsourcing	8,205	7,832	4.8%
Remote Hosting	(745)	358	(308.1%)
Unallocated Amounts	(152,290)	(119,565)	27.4%

Total (loss) income from operations	($28,283)	$12,983	(317.8%)

Software Delivery

Software delivery primarily includes revenue from system solutions, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue	$70,813	$79,902	(11.4%)
Income from operations	$9,676	$7,646	26.5%
Operating margin %	13.7%	9.6%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Software delivery revenue decreased during the three months ended March 31, 2013 due to a decrease in system sales which consists of a $9 million decrease in software revenue and a $1 million decrease in hardware revenue as we continued to feel the impact of the decline in orders which occurred during the latter part of 2012, during which time bookings were impacted by speculation about Allscripts’ future corporate autonomy and the timing of new product releases. During the first quarter of 2013 we have continued our efforts to improve product performance and delivery execution. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Partially offsetting these decreases was an increase in SaaS and subscription-based revenues during the three months ended March 31, 2013 compared with the prior year period as we expanded our customer base.

Software delivery operating margins improved in the three months ended March 31, 2013 primarily due to the changes in the revenue mix as noted above, including an increase in higher-margin SaaS and subscription-based revenues as well as a decline in lower-margin hardware sales.

Services Delivery

Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue	$59,854	$70,424	(15.0%)
Income from operations	$3,252	$9,077	(64.2%)
Operating margin %	5.4%	12.9%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Services delivery revenue decreased during the three months ended March 31, 2013 compared with the prior year as a result of the decline in systems orders and a decrease in consulting services.

Services delivery operating margin decreased during the three months ended March 31, 2013 due to the size of the revenue decline relative to our service staffing levels. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded original estimates as we worked to enhance implementation success.

Client Support

Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue	$117,606	$118,354	(0.6%)
Income from operations	$79,475	$81,380	(2.3%)
Operating margin %	67.6%	68.8%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Client support revenue decreased slightly for the three months ended March 31, 2013 compared with the prior year as the decline in system sales reduced the number of new client activations, an activation being the point at which the invoicing of maintenance commences.

Client support operating margin for the three months ended March 31, 2013 decreased slightly compared with the prior year due to an increase in third-party maintenance costs.

Pathway Solutions

Pathway solutions includes revenue and the related expenses for financial, administrative, and clinical offerings, including medical claims processing and other Revenue Cycle Solutions, ePrescribe and Patient Portal.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue	$39,904	$43,273	(7.8%)
Income from operations	$24,144	$26,255	(8.0%)
Operating margin %	60.5%	60.7%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Pathway solutions revenue decreased during the three months ended March 31, 2013 due to multiple factors including a decrease in demand for certain medical claims processing solutions, including those for billing and collection processing.

Pathway solutions operating margin as a percentage of revenue for the three months ended March 31, 2013 was essentially flat as compared with the prior year period.

IT Outsourcing

IT outsourcing includes revenue from our information technology outsourcing solutions and includes the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue	$42,236	$37,791	11.8%
Income from operations	$8,205	$7,832	4.8%
Operating margin %	19.4%	20.7%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

IT outsourcing revenue increased during the three months ended March 31, 2013 primarily due to expanded service solutions to existing customers while also expanding our customer base.

IT outsourcing operating margin decreased during the three months ended March 31, 2013 as increases in revenue were largely offset by increases in headcount-related costs and the use of third-party outsourcing services as we responded to the increased demand for our IT outsourcing solutions.

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

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012	% Change
Revenue:
Remote Hosting	$17,542	$16,919	3.7%
Unallocated Amounts	(889)	(1,951)	(54.4%)

Total revenue	$16,653	$14,968	11.3%

Income from operations:
Remote Hosting	($745)	$358	(308.1%)
Unallocated Amounts	(152,290)	(119,565)	27.4%

Total income from operations	($153,035)	($119,207)	28.4%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

The financial information above includes revenue primarily from our Remote Hosting operating segment and similar amounts of operating expenses related to this segment are included in income from operations for all periods presented. Operating loss for the three months ended March 31, 2013 is primarily attributable to an increase in the cost of third-party services.

Unallocated expenses increased during the three months ended March 31, 2013 primarily due to a $24 million increase in personnel costs including severance costs of $11 million associated with the Site Consolidation Plan as well as an increase in research and development headcount. Also contributing to the increase is a $3 million increase in amortization of software development costs compared to the prior year, along with a $5 million decrease in the capitalization of software development costs as certain quality and efficiency development efforts were not eligible for capitalization. These increases were partially offset by a $4 million decrease in general corporate legal expenses and a $2 million decrease in facility occupancy costs.

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from March 31, 2013
	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollar amounts in millions)	2013	2012	2012	2012	2012
Contract backlog:
System sales	$97	$107	$126	(9.3%)	(23.0%)
Professional services	366	376	375	(2.7%)	(2.4%)
Maintenance	844	875	853	(3.5%)	(1.1%)
Transaction processing and other	1,412	1,450	1,509	(2.6%)	(6.4%)

Total contract backlog	$2,719	$2,808	$2,863	(3.2%)	(5.0%)

Total contract backlog as of March 31, 2013 declined compared with both December 31, 2012 and March 31, 2012 across all backlog categories. We continued to feel the impact of the decline in orders which occurred during the latter part of 2012, during which time bookings were impacted by speculation about Allscripts’ future corporate autonomy and the timing of new product releases. During the first quarter of 2013 we have continued our efforts to improve product performance and delivery execution. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Professional services backlog decreased compared with the prior year as a result of the decline in orders referenced above and a decrease in consulting services.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS. Bookings were as follows:

	Three Months Ended March 31,
(Dollar amounts in millions)	2013	2012	% Change
Bookings	$178	$195	(8.7%)

We experienced a decline in bookings during the three months ended March 31, 2013 compared with the prior year comparable period as we continue our efforts to improve product performance and delivery execution and also as some clients and prospective clients continued to evaluate purchase decisions as they wait for new product releases.

Liquidity and Capital Resources

As of March 31, 2013 and 2012, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $94 million and $177 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Change
Net (loss) income	($11,592)	$5,813	($17,405)
Non-cash adjustments to net income	24,841	46,266	(21,425)
Cash impact of changes in operating assets and liabilities	26,117	22,515	3,602

Net cash provided by operating activities	$39,366	$74,594	($35,228)

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Net cash provided by operating activities decreased by approximately $35 million in the three months ended March 31, 2013 as compared to the prior year period, primarily the result of the overall decrease in revenues combined with higher spending for non-capitalized research and development costs.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Change
Capital expenditures	($16,435)	($19,423)	$2,988
Capitalized software	(7,871)	(13,268)	5,397
Cash paid for business acquisitions, net of cash acquired	(148,802)	0	(148,802)
Sales and maturities of other investments	12,516	15	12,501

Net cash used in investing activities	($160,592)	($32,676)	($127,916)

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Net cash used in investing activities increased during the three months ended March 31, 2013 due to the payment of $139 million of cash consideration for the acquisition of dbMotion and $24 million of cash consideration for the acquisition of Jardogs, less $14 million of cash acquired from dbMotion. These increases were partially offset by the receipt of approximately $12.5 million in proceeds from the sale of our investment in Humedica in January 2013, as well as declines in capital expenditures and capitalized software. Additional proceeds of approximately $2 million from the Humedica sale remain held in escrow and are expected to be released to us over the two-year period following the sale if not otherwise used for contingencies.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Change
Proceeds from issuance of common stock	$7,931	$2,015	$5,916
Excess tax benefits from stock-based compensation	1,654	101	1,553
Taxes paid related to net share settlement of equity awards	(1,648)	(2,298)	650
Net payments on debt instruments	(27,796)	(24,754)	(3,042)
Credit facility borrowings, net of issuance costs	129,043	0	129,043
Repurchase of common stock	0	(547)	547

Net cash provided by (used in) financing activities	$109,184	($25,483)	$134,667

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Net cash provided by financing activities increased during the three months ended March 31, 2013 due primarily to borrowings under our revolving credit facility to fund a portion of the cash consideration paid for the acquisition of dbMotion and Jardogs. In addition, cash flows associated with the exercise of stock options and other equity award settlements during the three months ended March 31, 2013 increased approximately $8 million over the prior year. These increases were partially offset by an increase of approximately $3 million in net payments on our debt instruments, primarily the result of higher scheduled term facility payments.

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

We calculate free cash flow as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Change
Net cash provided by operating activities	$39,366	$74,594	($35,228)
Capital expenditures	(16,435)	(19,423)	2,988
Capitalized software	(7,871)	(13,268)	5,397

Free cash flow	$15,060	$41,903	($26,843)

Amounts for each element of the table above are as reported in our consolidated statements of cash flows presented in accordance with GAAP.

Future Capital Requirements

On February 19, 2013, we entered into the First Amendment to the Amended and Restated Credit Agreement of March 31, 2011 (the “First Amendment”), which, among other things, increased the applicable interest margin for borrowings under the senior credit facilities by 25 basis points at each level of the leverage based pricing grid above a leverage ratio of 2.00 to 1. The First Amendment also increases the leverage ratio in which the Company can make unlimited Restricted Payments and Permitted Acquisitions from 2.00 to 1 to 2.50 to 1. In connection with the First Amendment, we incurred $1 million in fees during the three months ended March 31, 2013. These fees were recorded as deferred debt issuance costs included in prepaid expenses and other current assets and other assets on the balance sheet as of March 31, 2012 and are being amortized over the remaining term of the facility.

The following table summarizes our future payments under the senior secured credit facilities including the incremental term loan as of March 31, 2013:

	Principal	Interest	Total
(Dollar amounts in thousands)	Payments	Payments	Payments
Remaining payments due in 2013	$61,156	$9,802	$70,958
Payments due in 2014	104,698	10,682	115,380
Payments due in 2015	319,396	6,418	325,814
Payments due in 2016	58,603	585	59,188
Thereafter	0	0	0

	$543,853	$27,487	$571,340

As of March 31, 2013, $424 million in term loans, $120 million under the revolving credit facility, and $1 million in letters of credit were outstanding under the Credit Agreement. As of March 31, 2013, the interest rate on the senior secured credit facilities was LIBOR plus 2.00%, which totaled 2.20%. Refer to Note 10 for a discussion of our interest rate swap agreement. There was no default under the Credit Agreement as of March 31, 2013. Unamortized deferred debt issuance costs totaled $10 million, and are included within prepaid expenses and other current assets and other assets on the balance sheet at March 31, 2013.

As of March 31, 2013, we had $129 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

On March 31, 2013, we completed the second year of a ten year agreement with Xerox Consultant Services (Xerox) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for current Allscripts’ employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During the three months ended March 31, 2013, we incurred $15 million of expense under this agreement.

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. Refer to “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II, Item 2 of this report for additional information regarding our stock repurchase program. There were no shares repurchased under the program during the three months ended March 31, 2013.

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

Three Months
Ended
(Dollar amounts in thousands)	March 31, 2013
Research and development costs directly recorded to expense	$50,978
Capitalized software development costs	7,871

Total non-GAAP R&D-related expense	$58,849

Total revenue	$347,066
Total expense as a % of total revenue	17%

Our capital spending during 2013 is expected to be similar to our level of spending in 2012 as we improve our information systems infrastructure, acquire computer equipment and software to accommodate data management and hosting related to our SaaS and hosting solutions, and expand or make leasehold improvements at certain facilities.

In connection with the MyWay Transition, we expect to incur additional non-recurring period costs in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate. During first quarter of 2013 we incurred approximately $6 million in costs associated with the MyWay Transition.

In connection with the Site Consolidation Plan, we incurred employee severance costs of approximately $11 million during the three months ended March 31, 2013. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan include relocation costs of up to approximately $5 million and lease exit costs totaling approximately $3 million. We expect to complete the actions and incur all remaining costs by the end of 2013.

In connection with acquisition of dbMotion on March 4, 2013, consideration given consisted of (a) cash paid at closing of approximately $139 million, (b) 3,823,453 shares of Allscripts common stock, par value $0.01 per share, payable at closing and having a value of approximately $48 million, (c) approximately $22 million in deferred cash consideration payable on the 18-month anniversary of the closing, and (d) approximately $7 million in deferred cash consideration payable in the form of a subordinated promissory note having a maturity of 18 months. Interest will accrue on the deferred cash consideration and on the promissory note at a 10% annual rate. On March 5, 2013, we borrowed $130 million to fund the cash component of the consideration under our senior secured revolving credit facility.

We believe that our cash, cash equivalents and marketable securities of $94 million as of March 31, 2013, our future cash flows, and our borrowing capacity under our Amended and Restated Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

With the exception of the obligations incurred in connection with our acquisition of dbMotion as discussed above and additional amounts borrowed under our existing Credit Agreement described above under Future Capital Requirements, there were no material changes, outside of the ordinary course of business, to our contractual obligations and other related matters previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•

the possibility that our current initiatives focused on product delivery, client experience, streamlining our cost structure, and financial performance may not be successful, which could result in declining demand for our products and services, including attrition among our existing customer base;

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

•

the continued implementation and ongoing acceptance of the electronic record provisions of the American Recovery and Reinvestment Act of 2009, as well as elements of the Patient Protection and Affordable Care Act (aka health reform) which pertain to healthcare IT adoption, including uncertainty related to changes in reimbursement methodology and the shift to pay-for-outcomes;

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

During the three months ended March 31, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2012 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the stock repurchase activity for the three months ended March 31, 2013 (there is no activity to report for the period) and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
01/01/13—01/31/13	0	$0.00	0	$123,044
02/01/13—02/28/13	0	$0.00	0	$123,044
03/01/13—03/31/13	0	$0.00	0	$123,044

	0	$0.00	0

Item 6.	Exhibits

(a)    Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 10, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X