Form 10-Q
period 2013-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2013-08-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

    Yes  ☐    No  ☒

As of July 31, 2013, there were 178,063,213 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$71,984	$103,956
Accounts receivable, net of allowance of $38,671 and $37,838 at June 30, 2013 and December 31, 2012, respectively	346,417	337,024
Deferred taxes, net	55,508	56,499
Prepaid expenses and other current assets	120,102	110,023

Total current assets	594,011	607,502
Long-term marketable securities	1,341	1,706
Fixed assets, net	170,950	155,494
Software development costs, net	90,521	95,579
Intangible assets, net	488,184	426,986
Goodwill	1,189,585	1,039,364
Deferred taxes, net	7,529	7,529
Other assets	133,824	50,304

Total assets	$2,675,945	$2,384,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,047	$45,874
Accrued expenses	89,225	93,100
Accrued compensation and benefits	47,503	44,124
Deferred revenue	327,363	290,653
Current maturities of long-term debt and capital lease obligations	10,736	79,305

Total current liabilities	538,874	553,056
Long-term debt	533,451	362,697
Deferred revenue	26,021	19,750
Deferred taxes, net	95,973	125,913
Other liabilities	114,046	38,707

Total liabilities	1,308,365	1,100,123
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	0	0
Common stock: $0.01 par value, 349,000 shares authorized at June 30, 2013 and December 31, 2012; 262,629 and 177,957 shares issued and outstanding at June 30, 2013, respectively, 257,087 and 172,415 shares issued and outstanding at December 31, 2012, respectively	2,626	2,571
Treasury stock: at cost, 84,672 shares at June 30, 2013 and December 31, 2012	(278,036)	(278,036)
Additional paid-in capital	1,696,980	1,577,260
Accumulated deficit	(51,998)	(17,530)
Accumulated other comprehensive (loss) income	(1,992)	76

Total stockholders’ equity	1,367,580	1,284,341

Total liabilities and stockholders’ equity	$2,675,945	$2,384,464

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenue:
System sales	$32,449	$43,716	$59,480	$80,956
Professional services	59,206	67,380	120,290	138,866
Maintenance	116,204	116,748	233,912	235,032
Transaction processing and other	136,968	142,112	278,211	279,814

Total revenue	344,827	369,956	691,893	734,668

Cost of revenue:
System sales (excluding amortization of software development costs and acquisition-related assets shown below)	13,080	19,124	26,409	35,760
Amortization of software development costs and acquisition-related costs	19,991	15,939	39,530	30,888
Professional services	57,401	57,024	114,983	118,726
Maintenance	35,426	36,282	72,023	72,286
Transaction processing and other	82,647	84,097	168,238	163,841

Total cost of revenue	208,545	212,466	421,183	421,501

Gross profit	136,282	157,490	270,710	313,167
Selling, general and administrative expenses	104,402	92,291	208,634	189,608
Research and development	51,822	38,240	102,800	74,362
Amortization of intangible and acquisition-related assets	8,379	9,255	15,880	18,510

(Loss) income from operations	(28,321)	17,704	(56,604)	30,687
Interest expense	(9,499)	(4,358)	(14,136)	(8,212)
Interest income and other, net	218	150	8,349	542

(Loss) income before income taxes	(37,602)	13,496	(62,391)	23,017
Benefit (provision) for income taxes	14,726	(5,515)	27,923	(9,223)

Net (loss) income	($22,876)	$7,981	($34,468)	$13,794

(Loss) earnings per share—basic and diluted	($0.13)	$0.04	($0.20)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net (loss) income	($22,876)	$7,981	($34,468)	$13,794
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(20)	(1)	(16)	4
Derivatives:
Unrealized loss on derivative financial instruments	(27)	(368)	(33)	(1,111)
Reclassification adjustment for loss included in net (loss) income	323	469	682	944
Tax effect	(116)	(40)	(252)	66

Unrealized gain (loss) on derivative financial instruments, net of tax	180	61	397	(101)
Change in foreign currency translation adjustments	(1,710)	(1,034)	(2,449)	(127)

Total other comprehensive (loss) income	(1,550)	(974)	(2,068)	(224)

Comprehensive (loss) income	($24,426)	$7,007	($36,536)	$13,570

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	($34,468)	$13,794
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	84,965	72,885
Stock-based compensation expense	18,110	17,656
Excess tax benefits from stock-based compensation	(2,493)	(101)
Deferred taxes	(28,639)	7,052
Other losses, net	(24)	1,130
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(5,905)	(146)
Prepaid expenses and other assets	(21,706)	(8,576)
Accounts payable	21,103	15,997
Accrued expenses	(12,330)	(3,657)
Accrued compensation and benefits	929	(3,669)
Deferred revenue	36,605	20,481
Other liabilities	(5,351)	594

Net cash provided by operating activities	50,796	133,440
Cash flows from investing activities:
Capital expenditures	(45,650)	(38,732)
Capitalized software	(19,516)	(26,936)
Cash paid for business acquisitions, net of cash acquired	(148,875)	0
Sales and maturities of other investments	12,844	41

Net cash used in investing activities	(201,197)	(65,627)
Cash flows from financing activities:
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	337,237	0
Purchase of call option related to 1.25% senior cash convertible notes	(82,800)	0
Proceeds from issuance of warrants	51,233	0
Proceeds from issuance of common stock	9,264	3,862
Excess tax benefits from stock-based compensation	2,493	101
Taxes paid related to net share settlement of equity awards	(6,660)	(3,621)
Payments of capital lease obligations	(300)	(431)
Payments of acquisition financing obligations	(29,671)	0
Credit facility payments	(571,467)	(204,045)
Credit facility borrowings, net of issuance costs	410,983	324,185
Repurchase of common stock	0	(225,961)

Net cash provided by (used in) financing activities	120,312	(105,910)

Effect of exchange rate changes on cash and cash equivalents	(1,883)	717

Net (decrease) increase in cash and cash equivalents	(31,972)	(37,380)
Cash and cash equivalents, beginning of period	103,956	157,753

Cash and cash equivalents, end of period	$71,984	$120,373

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

Certain prior period revenue amounts in system sales have been reclassified to maintenance revenue to conform to the current period presentation. The amount reclassified for each period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Revenue reclassifications from system sales to maintenance	$0	$2,849	$0	$6,317

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2013 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized in accordance with accounting guidance, but accounting guidance requires that we perform an impairment test at least annually. The goodwill impairment analysis is comprised of two steps. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss would be recorded equal to the excess. We perform our annual test for impairment of goodwill and indefinite lived intangible assets as of the first day of our fiscal fourth quarter. We do not test our goodwill and indefinite lived intangible assets for impairment at any other time unless specific circumstances indicate there is a possibility that impairment has occurred. Accordingly, we did not perform any tests for impairment during the three and six months ended June 30, 2013.

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

2. Business Combinations

To better deliver comprehensive care coordination and population health management across hospitals, physician practices, and home care systems, in the first fiscal quarter of 2013 we acquired dbMotion, Ltd. (dbMotion), a leading supplier of community health solutions, and we acquired the assets of Jardogs LLC (Jardogs), a top-rated patient engagement solution provider, both privately held. These acquisitions advance our strategy to offer full integration of heterogeneous systems across the care continuum, enabling solutions for a Connected Community of Health™. dbMotion provides a strategic platform for care coordination and population health management that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. The Jardogs FollowMyHealth™ patient engagement platform enables patients to actively participate in their care, critical for at-risk populations, and empowers consumers with the solution they need to monitor and optimize health status.

Acquisition of dbMotion, Ltd.

On March 4, 2013, we acquired all of the issued and outstanding share capital of dbMotion, a privately-held Israeli Company, for aggregate consideration with a fair value of approximately $225 million, subject to adjustment for certain provisional items as noted below. Immediately prior to the closing, we owned approximately 4.25% of the issued and outstanding share capital of dbMotion on a fully diluted basis. In addition, prior to the acquisition we had an ongoing strategic relationship with dbMotion in connection with the development and sale of software solutions to hospitals, physicians and other participants in the healthcare industry.

Under the acquisition method of accounting, the fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill.

The results of dbMotion are included in the accompanying consolidated statements of operations from the date of the acquisition, March 4, 2013.

The total fair value of consideration transferred for the acquisition is comprised of the following:

(Dollar amounts in thousands, except per share amounts)
Cash	$139,061
Allscripts common stock, 3,823,453 shares, par value $0.01 per share, fair value at closing $12.57 per share	48,061
Deferred cash consideration payable on the 18-month anniversary of the closing	23,023
Subordinated promissory note maturing 18 months following the closing	6,648
Fair value of Allscripts’ previous interest in dbMotion	8,367

Total fair value of consideration transferred	$225,160

On March 5, 2013, we borrowed $130 million to fund the cash component of the consideration under our senior secured revolving credit facility. On June 28, 2013, the liability for the deferred cash consideration payable was funded by placing the funds with an escrow agent, and the subordinated promissory note was paid off. Both the deferred cash consideration and subordinated promissory note had accrued interest at a 10% annual rate. These transactions were funded using proceeds from the initial draw down on our new revolving credit facility (Note 7).

The carrying value of our 4.25% interest in dbMotion prior to the acquisition was $5 million, accounted for using the cost method. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.4 million resulting in a gain of approximately $3.4 million which is included in interest income and other, net, in the accompanying consolidated statement of operations for the six months ended June 30, 2013. The remeasured fair value of our prior interest in dbMotion was estimated based on the fair value of consideration transferred to acquire the remaining 95.75% of the company, less an estimated control premium of 15%. The inputs into this fair value estimate reflect our market assumptions based on premiums observed in similar transactions within our industry.

The preliminary allocation of the fair value of the consideration transferred was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary area of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relates to the fair value of the total consideration transferred and therefore may result in an additional increase in the residual value allocated to goodwill of up to $1 million before the close of the measurement period. During the six months ended June 30, 2013, measurement period adjustments, including approximately $1 million to increase deferred cash consideration, $1.2 million to reduce the fair value of prepaid expenses and other current assets, $1.3 million to reduce the fair value of other long-term assets, $0.5 million to reduce the fair value of other accrued liabilities, and other minor adjustments to acquired cash and net deferred tax liabilities, combined to result in an increase of approximately $3.2 million in the residual allocation to goodwill. The preliminary allocation of the fair value of the consideration transferred, including measurement period adjustments through June 30, 2013, is as follows:

(In thousands)
Acquired cash and cash equivalents, and restricted cash	$14,188
Accounts receivable, net	3,226
Prepaid expenses and other current assets	574
Fixed assets and other long-term assets	1,449
Goodwill	136,631
Intangible assets	85,450
Accounts payable and accrued liabilities	(10,560)
Deferred taxes, net	(36)
Deferred revenue	(5,100)
Other liabilities	(662)

Net assets acquired	$225,160

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

Acquisition and integration-related costs related to the dbMotion acquisition are included in selling, general and administrative expenses and totaled approximately $5.6 million and $7.0 million for the three and six months ended June 30, 2013, respectively. Included in these costs are seller transaction costs of $0.5 million during the six months ended June 30, 2013, employee compensation of approximately $1.9 million and $2.4 million for the three and six months ended June 30, 2013, respectively, and $2.8 million for the three and six months ended June 30, 2013 related to product consolidation activities. Additional employee compensation of approximately $5.6 million related to the dbMotion acquisition is expected to be incurred during the next nine to fifteen months following the second quarter of fiscal 2013.

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

		$85,450

The revenue and net loss of dbMotion since March 4, 2013 that are included in our consolidated statement of operations for the three and six months ended June 30, 2013, and the supplemental pro forma revenue and net loss of the combined entity, presented as if the acquisition of dbMotion had occurred on January 1, 2012, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$554	$0	$728	$0
Net loss	($8,693)	$0	($11,540)	$0
Supplemental pro forma data for combined entity:
Revenue	$346,162	$369,971	$694,422	$735,042
Net loss	($19,619)	$3,681	($42,633)	($74)
Net loss per share, basic and diluted	($0.11)	$0.02	($0.24)	($0.00)

The supplemental pro forma data has been calculated after applying our accounting policies and adjusting the results of dbMotion to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, together with the consequential tax effects. Supplemental pro forma earnings for the three and six months ended June 30, 2013 were adjusted to exclude acquisition-related costs incurred during the period as well as the nonrecurring gain related to the fair value adjustment of our prior cost method investment in dbMotion. Supplemental pro forma earnings for the three and six months ended June 30, 2012 were adjusted to include these items. The effects of transactions between Allscripts and dbMotion during the periods presented have been eliminated.

Amortization of software development costs and acquisition-related assets in our consolidated statement of operations for the three and six months ended June 30, 2013 includes approximately $0.6 million and $1.8 million, respectively, related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately $0.3 million and $0.7 million, respectively, related to system sales, approximately ($0.5) million and $0.1 million, respectively, related to professional services, and approximately $0.8 million and $1.0 million, respectively, related to maintenance.

Acquisition of Jardogs LLC

Also on March 4, 2013, we acquired substantially all of the assets of Jardogs LLC (Jardogs) for $24 million in cash. The allocation of the fair value of the consideration transferred is as follows: approximately $4 million of intangible assets related to technology, including Jardogs’ portal software, $2 million of intangible assets related to customer relationships, net deferred tax assets of approximately $0.5 million, and goodwill of approximately $17 million. Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of Jardogs’ product offerings with those of Allscripts. The acquired intangible assets, excluding goodwill, have estimated lives of 10 years and are being amortized on a straight-line basis.

The pro forma impact of the Jardogs acquisition on current and prior periods, as well as the net revenues and operating losses generated by Jardogs subsequent to its acquisition for the three and six months ended June 30, 2013, are not material.

Acquisition and integration-related costs related to the Jardogs acquisition are included in selling, general and administrative expenses and totaled approximately $0.1 million and $0.7 million for the three and six months ended June 30, 2013.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the embedded conversion option liability. See Note 7, “Debt,” and Note 9, “Derivative Financial Instruments,” for further information, including defined terms, regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of June 30, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	June 30, 2013				December 31, 2012
(In thousands)		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash equivalents	$3,802	$0	$0	$3,802	$14,653	$0	$0	$14,653
Marketable securities	Long-term marketable securities	0	1,341	0	1,341	0	1,706	0	1,706
1.25%Call Option	Other assets	0	0	81,074	81,074	0	0	0	0
Cash conversion option	Other liabilities	0	0	(81,074)	(81,074)	0	0	0	0
Interest rate swap	Other liabilities	0	(885)	0	(885)	0	(1,534)	0	(1,534)

Total		$3,802	$456	$0	$4,258	$14,653	$172	$0	$14,825

At December 31, 2012 we held investments in certain non-marketable equity securities in which we did not have a controlling interest or significant influence. These investments were recorded at cost with a carrying value of $13 million at December 31, 2012 and were included in other assets in the accompanying consolidated balance sheets. During the first fiscal quarter of 2013, one of these investments, Humedica, was sold for cash proceeds of approximately $12.5 million, plus an additional $2 million held in escrow, resulting in a gain of approximately $4.7 million which is included in interest income and other, net, in the accompanying consolidated statement of operations for the six months ended June 30, 2013. The $2 million escrow receivable has been included in our consolidated balance sheet as $0.7 million included in prepaid expenses and other current assets and $1.3 million in other assets and has been recorded at its estimated fair value based upon our estimate of its present value and collectability. The inputs into this fair value estimate reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy. The other significant investment in non-marketable equity securities consisted of our 4.25% equity interest in dbMotion. On March 4, 2013, we acquired the entire remaining interest in dbMotion, which is now consolidated in our financial statements. Refer to Note 2, Business Combinations, for additional information regarding the acquisition of dbMotion. The carrying value of our interest in dbMotion prior to the acquisition was $5 million. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.4 million, resulting in a gain of approximately $3.4 million which is included in interest income and other, net, in the accompanying consolidated statement of operations for the six months ended June 30, 2013. At June 30, 2013, our remaining investment in non-marketable equity securities is not material.

Our long-term financial liabilities include amounts outstanding under our senior secured credit facilities with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% cash convertible notes also approximates fair value at June 30, 2013 since the effective interest rate on the notes approximates current market rates. See Note 7, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders’ Equity

Stock-based Awards

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the appropriate service period typically on a straight-line basis, net of estimated forfeitures. The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The fair value of stock options granted during the three and six months ended June 30, 2013 was determined using the Black-Scholes-Merton valuation model and reflects the following input assumptions:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Weighted average exercise price	$14.00	$13.70
Risk-free interest rate	0.80%	0.81%
Dividend yield	0%	0%
Volatility	55.45%	55.56%
Expected life (years)	4.75	4.75

Stock-based compensation expense recognized during the three and six months ended June 30, 2013 and 2012 is included in our consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Cost of revenue:
Professional services	$740	$682	$1,317	$1,149
Maintenance	422	449	803	698
Transaction processing and other	475	555	899	848

Total cost of revenue	1,637	1,686	3,019	2,695
Selling, general and administrative expenses	6,086	6,089	10,812	11,368
Research and development	2,383	2,154	4,279	3,593

Total stock-based compensation expense	$10,106	$9,929	$18,110	$17,656

No stock-based compensation costs were capitalized during the three and six months ended June 30, 2013 and 2012.

We granted stock-based awards as follows:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Stock options	2,770	$6.51	3,619	$6.38
Service-based restricted stock units	1,555	$14.01	1,607	$13.96
Performance-based restricted stock units with a service condition	0	$0.00	196	$12.72
Market-based restricted stock units with a service condition	36	$18.08	516	$18.08

	4,361	$9.28	5,938	$9.66

During the six months ended June 30, 2013 and the year ended December 31, 2012, approximately 2.4 million and 3.3 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

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

During the three and six months ended June 30, 2013, there were no shares repurchased pursuant to this stock repurchase program. During the three and six months ended June 30, 2012, we repurchased approximately 20.7 million shares of our common stock for approximately $226 million pursuant to this program. As of June 30, 2013, the amount available for repurchase of common stock under this program was approximately $123 million.

Net Share-settlements

Upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that have vested in 2013 and 2012 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld for the six months ended June 30, 2013 and 2012 were 488 thousand and 227 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Issuance of Warrants

During June 2013, in connection with the issuance of our 1.25% Cash Convertible Senior Notes, we issued warrants (the “1.25% Warrants” as described in Note 7, “Debt”) for approximately 20.1 million shares of our common stock (subject to antidilution adjustments under certain circumstances) with an initial exercise price of $23.1350 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of approximately $51.2 million are included as additional paid in capital in the accompanying balance sheet as of June 30, 2013. The 1.25% Warrants expire over a period of 70 trading days beginning on October 1, 2020 and are exercisable only upon expiration. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants.

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375,000 shares (beginning in June 2014) and expires in June 2020. The warrant becomes void if certain specified changes to the parties’ commercial relationship occur. The Company’s issuance of the warrant is a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

Stockholder Rights Plan

The Company is authorized to issue up to 1 million shares of preferred stock, of which 349 thousand shares have been designated as Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement discussed below. As of June 30, 2013 and December 31, 2012, no shares of preferred stock were issued or outstanding.

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

5. Earnings Per Share

Basic (loss) income per share is computed by dividing net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted (loss) income per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive common stock equivalents. Dilutive common stock equivalents consist of stock options, restricted stock unit awards and warrants using the treasury stock method.

The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Basic (Loss) Earnings per Common Share:
Net (loss) income	($22,876)	$7,981	($34,468)	$13,794

Net (loss) income available to common shareholders	($22,876)	$7,981	($34,468)	$13,794

Weighted average common shares outstanding	177,625	182,145	175,678	186,353

Basic (Loss) Earnings per Common Share	($0.13)	$0.04	($0.20)	$0.07

(Loss) Earnings per Common Share Assuming Dilution:
Net (loss) income	($22,876)	$7,981	($34,468)	$13,794

Net (loss) income available to common shareholders	($22,876)	$7,981	($34,468)	$13,794

Weighted average common shares outstanding	177,625	182,145	175,678	186,353
Dilutive effect of stock options, restricted stock unit awards and warrants	0	2,433	0	2,047

Weighted average common shares outstanding assuming dilution	177,625	184,578	175,678	188,400

(Loss) Earnings per Common Share Assuming Dilution	($0.13)	$0.04	($0.20)	$0.07

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	7,038	1,276	4,229	660

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2013			December 31, 2012
(In thousands)	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Gross Assets	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$445,960	($213,806)	$232,154	$361,660	($197,383)	$164,277
Customer contracts and relationships	542,205	(338,175)	204,030	534,355	(323,646)	210,709

Total	$988,165	($551,981)	$436,184	$896,015	($521,029)	$374,986

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,189,585			1,039,364

Total			$1,241,585			$1,091,364

In connection with our acquisitions of dbMotion and Jardogs during the six months ended June 30, 2013, we have recognized additional goodwill in the amount of $153.6 million, of which $136.6 million with respect to dbMotion, including an increase of approximately $3.2 million during the three months ended June 30, 2013 as a result of various measurement period adjustments, has been recognized provisionally and remains subject to future adjustment. Refer to Note 2 Business Combinations for additional information regarding the acquisitions. Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2013 were as follows (Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have presented the portion of goodwill allocated to this segment within our reconciliation to consolidated amounts in the table below):

(In thousands)	Software Delivery	Services Delivery	Client Support	Pathway Solutions	IT Outsourcing	Remote Hosting	Total
Balance as of December 31, 2012	$320,299	$87,665	$327,793	$208,795	$59,029	$35,783	$1,039,364
Additions arising from business acquisitions:
dbMotion	68,064	60,144	8,423	0	0	0	136,631
Jardogs	0	0	0	17,016	0	0	17,016

Total additions to goodwill	68,064	60,144	8,423	17,016	0	0	153,647
Impairment of goodwill	0	0	0	0	0	0	0
Other adjustments to goodwill	(1,056)	(289)	(1,080)	(688)	(195)	(118)	(3,426)

Balance as of June 30, 2013	$387,307	$147,520	$335,136	$225,123	$58,834	$35,665	$1,189,585

There were no accumulated impairment losses associated with our goodwill at June 30, 2013 or December 31, 2012.

7. Debt

Debt outstanding consisted of the following:

	June 30, 2013			December 31, 2012
(In thousands)	Principal Balance	Unamortized Discount	Net Carrying Amount	Principal Balance	Unamortized Discount	Net Carrying Amount
1.25%Cash Convertible Senior Notes	$345,000	$82,477	$262,523	$0	$0	$0
Senior Secured Credit Facilities (long-term portion)	273,750	2,821	270,929	362,697	0	362,697
Senior Secured Credit Facilities (current portion)	11,250	1,011	10,239	78,770	0	78,770

Total debt	$630,000	$86,309	$543,691	$441,467	$0	$441,467

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Interest expense	$3,928	$3,098	$7,265	$5,693
Amortizaton of discounts	323	0	323	0
Amortizaton of debt issuance costs	1,347	1,260	2,647	2,519
Write off of unamortized deferred debt issuance costs	3,901	0	3,901	0

Total interest expense	$9,499	$4,358	$14,136	$8,212

1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of 1.25% Cash Convertible Senior Notes due 2020 (the 1.25% Notes). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the Call Spread Overlay described below and transaction costs, including approximately $0.6 million of accrued professional fees at June 30, 2013. Additionally, we used $300 million of the net proceeds to repay a portion of the outstanding indebtedness under the senior secured credit facilities.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1 and July 1 of each year, at a rate of 1.25% per annum commencing on January 1, 2014. The 1.25% Notes will mature on January 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

The 1.25% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.25% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of 1.25% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.25% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.25% Notes, equal to the settlement amount, determined in the manner set forth in the indenture for the 1.25% Notes.

The initial conversion rate will be 58.1869 shares of our common stock per $1,000 principal amount of 1.25% Notes (equivalent to an initial conversion price of approximately $17.19 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert such holder’s 1.25% Notes in connection with such a corporate event in certain circumstances. We may not redeem the 1.25% Notes prior to the maturity date, and no sinking fund is provided for the 1.25% Notes.

If we undergo a fundamental change (as defined in the indenture for the 1.25% Notes), holders may require us to repurchase for cash all or part of their 1.25% Notes at a repurchase price equal to 100% of the principal amount of the 1.25% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The indenture provides for customary events of default, including cross acceleration to certain other indebtedness of ours, and our subsidiaries.

The 1.25% Notes are senior unsecured obligations, and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.25% Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 9, “Derivative Financial Instruments.”

As noted above, the reduced carrying value on the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt, which is seven years. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes is 5.4%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of June 30, 2013, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of seven years. The 1.25% Notes’ if-converted value did not exceed their principal amount as of June 30, 2013. Interest expense related to the 1.25% Notes included approximately $0.3 million of discount accretion for the three and six months ended June 30, 2013. Accrued coupon interest and debt cost amortization for the period were not material.

Also in connection with the settlement of the 1.25% Notes, we paid approximately $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option (defined below) and the 1.25% Warrants (defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and will be amortized over the term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant.

1.25% Notes Call Spread Overlay

Concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the 1.25% Call Option) and warrant transactions (collectively, the 1.25% Warrants), with certain of the initial purchasers of the 1.25% Notes (collectively, the Call Spread Overlay). Assuming full performance by the counterparties, the Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million for the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instruments and is discussed further in Note 9, “Derivative Financial Instruments.” The 1.25% Warrants are equity instruments and are further discussed in Note 4, “Stockholders’ Equity.”

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.25% Call Options during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period under the 1.25% Warrants, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.25% Warrants are exercised. Pursuant to the 1.25% Warrants transactions, we issued 20,074,481 warrants with a strike price of $23.1350 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

Credit Facility

On June 28, 2013, we entered into a Credit Agreement (the “2013 Credit Agreement”) with a syndicate of financial institutions. The 2013 Credit Agreement provides for a $225 million senior secured term loan (the “Term Loan”) and a $425 million senior secured revolving facility (the “Revolving Facility”), each with a five year term. The Term Loan is repayable in quarterly installments commencing on September 30, 2013. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. On June 28, 2013, we borrowed $60 million under the Revolving Facility in connection with our entry into the 2013 Credit Agreement.

The proceeds of the Term Loan were used to repay the existing debt under the prior credit agreement, and to pay fees and expenses in connection with the refinancing. In conjunction with the closing of the 2013 Credit Agreement, we used a portion of the proceeds from the borrowings under the Revolving Facility to refinance the seller notes and deferred purchase price obligations incurred in connection with our acquisition of dbMotion. The proceeds of the Revolving Facility can be used to finance our working capital needs and for general corporate purposes, including, without limitation, financing of permitted acquisitions, and for share repurchases. We are also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the new senior secured credit facilities will bear interest, at our option (except with respect to foreign currency loans), at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in United States dollars, subject to availability to all affected lenders, 7 or 14 days (as selected by the Company), appearing on pages LIBOR01 or LIBOR02 or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for United States dollars for a one month interest period plus 1.0%, plus, in each case, the applicable margin. Foreign currency loans will bear interest according to clause (1) above with certain adjustments and fees applicable to fronted foreign currency loans. The applicable margin for borrowings under our new senior secured credit facilities will initially be 1.25% for all loans except for loans based on the Eurocurrency Rate, for which the applicable margin will initially be 2.25%.

Subject to certain agreed upon exceptions, all obligations under the Company’s new senior secured credit facilities will be guaranteed by each of our existing and future direct and indirect material domestic subsidiaries, other than Coniston Exchange LLC and any domestic subsidiary owned by one of our foreign subsidiaries, including dbMotion (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement, dated as of June 28, 2013 (the “Guarantee and Collateral Agreement”), among the Company, Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

The obligations of the Company and each Guarantor under our new senior secured credit facilities, any swap agreements and any cash management arrangements provided by any lender, will be secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of the Company and the Guarantors.

Our new senior secured credit facilities require us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. In addition, the 2013 Credit Agreement requires mandatory prepayments of the debt outstanding under the facilities in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

Our new senior secured credit facilities also contain certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

In connection with our entry into the 2013 Credit Agreement, we incurred fees and other costs aggregating approximately $3.1 million. In addition, approximately $5.5 million of deferred costs associated with the previous credit facility will carry over to the 2013 Credit Facility. Of those combined amounts, fees paid directly to the lending parties of approximately $3.8 million have been recorded as an original issue discount and will be amortized to interest expense over the term of the new facilities, and fees and costs of approximately $4.3 million are recorded as deferred charges to be amortized to interest expense over the term of the new facilities. Also in connection with our entry into the 2013 Credit Agreement, approximately $3.4 million of deferred debt issuance costs associated with our previous credit facility and $0.5 million of fees incurred in connection with the new facility were written off to interest expense during the three and six months ended June 30, 2013.

As of June 30, 2013, $225 million in term loans, $60 million under the revolving credit facility, and $1.2 million in letters of credit were outstanding under the 2013 Credit Agreement. As of June 30, 2013, the interest rate on the senior secured credit facilities was LIBOR plus 2.25%, which totaled 2.45%. Refer to Note 10 for a discussion of our interest rate swap agreement. We were in compliance with all covenants under the 2013 Credit Agreement as of June 30, 2013. Unamortized deferred debt issuance costs totaled $12.6 million, and are included within prepaid expenses and other current assets and other assets on the consolidated balance sheet at June 30, 2013.

As of June 30, 2013, we had $363.8 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our 2013 Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facilities as of June 30, 2013:

(Dollar amounts in thousands)	Total	Remainder of 2013	2014	2015	2016	2017	2018	Thereafter
1.25%Cash Convertible Senior Notes	$345,000	$0	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	225,000	5,625	16,875	28,125	39,375	50,625	84,375	0
Senior Secured Revolving Facility	60,000	0	0	0	0	0	60,000	0

	$630,000	$5,625	$16,875	$28,125	$39,375	$50,625	$144,375	$345,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
(Loss) income before income taxes	($37,602)	$13,496	($62,391)	$23,017
Benefit (provision) for income taxes	$14,726	($5,515)	$27,923	($9,223)
Effective tax rate	39.2%	40.9%	44.8%	40.1%

Our effective tax rate for the three months ended June 30, 2013 is slightly lower than the rate for the same period last year, primarily due to less impact of permanent differences and uncertain tax benefits accrual this year, offset by the impact of the U.S. research and development credit for 2013.

Our effective tax rate for the six months ended June 30, 2013 is higher compared to the prior year, primarily due to the impact of the U.S. research and development credit for 2012 and 2013, enacted on January 1, 2013. The impact of the 2012 credit is included in our tax benefit for the three months ended March 31, 2013 as a discrete item of $2.6 million.

Our unrecognized income tax benefits were $19.4 million and $18.1 million as of June 30, 2013 and December 31, 2012, respectively, the increase of approximately $1.3 million being primarily attributable to unrecognized tax benefits related to research and development tax credits. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

9. Derivative Financial Instruments

1.25% Call Option

We entered into the 1.25% Call Option with certain of the initial purchasers of the 1.25% Notes (the Option Counterparties). These transactions, along with the sale of the 1.25% Warrants (Note 4) represent a Call Spread Overlay (Note 7), We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million for the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes.

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.25% Call Options during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes.

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 3, “Fair Value Measurements.” The fair value of the 1.25% Call Option at June 30, 2013 was approximately $81.1 million.

The 1.25% Call Option does not qualify for hedge treatment, therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income (expense). For the three and six months ended June 30, 2013, the change in the fair value of the 1.25% Call Option resulted in a loss of $1.7 million. Because the terms of the 1.25% Call Option essentially mirror those of the 1.25% Notes Embedded Cash Conversion Option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be substantially offsetting.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other income (expense) until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 3, “Fair Value Measurements.” The fair value of the embedded cash conversion option at June 30, 2013 was approximately $81.1 million. For the three and six months ended June 30, 2013, the change in the fair value of the embedded cash conversion option resulted in a gain of $1.7 million, offsetting the loss recognized on the 1.25% Call Option.

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our original variable rate term loan. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and a final termination date of October 31, 2014. At June 30, 2013, the notional amount of the interest rate swap agreement was $175 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facilities). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero.

The fair value of our interest rate swap was a liability of approximately $0.9 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively. We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Effective Portion
Gain (loss) recognized in OCI	$296	$101	$649	($167)
Tax effect	(116)	(40)	(252)	66

Net	$180	$61	$397	($101)

Loss reclassified from OCI to interest expense	$323	$469	$682	$944
Amount excluded from Effectiveness Assessment and Ineffective Portion Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that approximately $0.8 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate 2.45% as of June 30, 2013 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2013 and 2012.

10. Contingencies

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against the Company and AllscriptsMisys, LLC in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. On the Company’s motion, the case was transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with the Company. The amended complaint asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that the Company purchased in August 2003, and from the Company’s testing of a software development toolkit pursuant to a free trial license from Pegasus in approximately 1999. On April 16, 2013, Plaintiff filed a Second Amended Complaint adding claims against the Company for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to Plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against Pegasus for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. Also on June 27, 2013, Pegasus filed a Motion to Dismiss these Counterclaims. Although the issue has been fully briefed, a hearing has not been set regarding Pegasus’ Motion to Dismiss. The Court recently extended the expert report deadlines in the case (including any rebuttal reports) until September 30, 2013, and has indicated that it will allow some additional, targeted fact discovery beyond the current July 1, 2013 fact discovery deadline, including on issues related to Plaintiff’s damages claim. The case is currently scheduled to be set for trial in November of 2013, although the Court has indicated that this tentative trial date may be continued due to the possible extension of various pretrial deadlines including those related to discovery, mediation, and dispositive motions. We intend to continue to defend this matter and pursue its counterclaims vigorously. We believe that we have a strong position in this matter, but the outcomes of intellectual property-related lawsuits are often uncertain.

On December 27, 2012, Pain Clinic of Northwest Florida, Inc. filed a Complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against the Company. On January 29, 2013, a First Amended Complaint was filed in this lawsuit through which the following three additional plaintiffs were added: American Pain Care Specialists, LLC; Advanced Pain Specialists, Inc.; and South Baldwin Family Practice, LLC. The four plaintiffs seek to certify a class of all similarly situated physician-customers that purchased the MyWay product and seek damages for various claims, including breach of warranty and unjust enrichment. On February 5, 2013, the Company filed a motion to compel arbitration and to dismiss or stay the lawsuit during arbitration, and a motion to stay discovery during arbitration, which were both denied by the trial court. We have appealed the denial of the motion to compel arbitration and to dismiss or stay the lawsuit during arbitration, and are currently pursuing that appeal before Florida’s Third District Court of Appeal. On May 6, 2013, the plaintiffs filed a Second Amended Complaint, in which the plaintiffs dropped the claim for breach of warranty, and added claims for tortious interference with business relationships, violations of Florida’s Deceptive and Unfair Trade Practices Act (Fla. Stat. § 501.201, et seq.), and violations of various other states’ consumer protection laws. We filed our motion to dismiss the Second Amended Complaint on June 24, 2013 and the Plaintiffs responded on July 16, 2013. We intend to vigorously defend this matter.

On January 30, 2013, Costco Wholesale Corporation delivered a demand for arbitration against the Company in connection with our offer to upgrade our MyWay clients to Allscripts Professional. The demand for arbitration seeks certain equitable relief in connection with the upgrade offer and also seeks damages for breach of contract and breach of an alleged duty of good faith and fair dealing. On February 20, 2013, we responded to the demand for arbitration. Costco has stayed further action in the arbitration pending alternative dispute resolution, but we intend to vigorously defend against these claims if such efforts are unsuccessful.

On February 26, 2013, a lawsuit was filed by Cardinal Health 200, LLC against the Company, Allscripts, LLC and Allscripts Healthcare, LLC in the Court of Common Pleas for Franklin County Ohio. The Complaint, which was served on the Company on March 7, 2013, seeks damages of no less than $3,978,000 for alleged breaches of contract by the Company in connection with the Company’s offer to upgrade its MyWay clients to Allscripts Professional. The Complaint alternatively seeks a declaration that the Company invalidly terminated its agreement with Cardinal. On April 2, 2013, we filed a Petition for Removal to the United States District Court for the Southern District of Ohio. Based on further information exchanged by the parties regarding the parties in the case, the parties stipulated to remand to state court. The parties have engaged in alternative dispute resolution, but we intend to vigorously defend this matter if such efforts are unsuccessful.

In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to the above matters. However, the outcome of the foregoing litigation is inherently uncertain, and we may incur substantial defense costs and expenses defending these matters. Also, if any of these legal matters were resolved against the Company for an amount in excess of management’s expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

On May 1, 2012, Physicians Healthsource, Inc. (“PHI”) filed a class action Complaint in U.S. District Court for the Northern District of Illinois against the Company. The Complaint alleges that on multiple occasions between July 2008 and December 2011, Allscripts or its agent sent advertisements by fax to the Plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). The Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. Allscripts was served with the Complaint and PHI’s Motion for Class Certification on May 7, 2012. The parties await a decision from the 7th Circuit Court of Appeals in the case of Holtzman v. Turza, which could address claims at issue in this case. However, the Court effectively lifted a previous stay for discovery on March 28, 2013, even though a decision in the Holtzman case has not yet been issued. Allscripts filed its Answer and Affirmative Defenses on April 19, 2013. The parties are proceeding with discovery. We intend to vigorously defend against these claims.

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, Glen Tullman, the former Chief Executive Officer, and William Davis, the former Chief Financial Officer of the Company, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased Allscripts common stock between November 18, 2010 and April 26, 2012. The Complaint alleges that the Company, Mr. Tullman and Mr. Davis made materially false and misleading statements and/or omissions during the putative class period regarding the Company’s progress in integrating Allscripts’ and Eclipsys’ business following the August 24, 2010 merger and that the Company lacked a reasonable basis for certain statements regarding the Company’s post-merger integration efforts, operations, results and projections of future financial performance. A lead plaintiff has been appointed and on January 10, 2013, Plaintiff filed an amended complaint. On March 14, 2013, we filed a motion to dismiss the lead plaintiff’s amended complaint. On May 9, 2013, Plaintiff filed its opposition to our Motion to Dismiss and also filed a motion seeking leave to amend its amended complaint, which was granted by the Court. On May 28, 2013, we filed a motion to dismiss the amended complaint. On June 24, 2013, Plaintiff filed its opposition to our motion to dismiss and we replied on July 22, 2013. We intend to vigorously defend against these claims.

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County Illinois against Glen Tullman, William Davis, Paul Black, our Chief Executive Officer, and current and former Allscripts board members Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, Michael Kluger, and Allscripts as nominal defendant. The suit alleges breach of fiduciary duties and unjust enrichment against former and current executives of Allscripts who allegedly made misleading claims about the Company’s business and financial state, causing its stock prices to be artificially inflated and then drop sharply when the Company reported earnings below expectations and disclosed a “leadership dispute” in an SEC filing. At present, our time to respond to the complaint is tolled pending the resolution of the motion to dismiss in the Bristol County Retirement System lawsuit.

In the opinion of management, there is a reasonable possibility we may incur losses with respect to the three matters immediately above. However, given the current early stage of the matters, it is not possible to estimate the possible loss or range of loss at this time. We will continue to evaluate the potential exposure related to these matters in future periods.

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages and other matters arising in the normal conduct of our business, including intellectual property infringement, misappropriation or other intellectual property violation claims.

11. Business Segments

We use the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing. Pathway Solutions and IT Outsourcing, which were reported under the Managed Services segment in the first quarter of 2012, and are now separately presented consistent with changes in our internal reporting to our chief operating decision maker.

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

Corporate general and administrative expenses are centrally managed and research and development expenses, including the amortization of software development costs, are not attributed to an operating segment. As a result, these expenses are not allocated to our reportable segments because they are not part of the segment profitability results reviewed by management. Additionally, we do not track our assets by segment.

Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have presented the revenues and income from operations related to this segment within our reconciliation to consolidated amounts in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Revenue:
Software Delivery	$76,677	$87,642	$147,490	$167,544
Services Delivery	59,533	64,783	119,387	135,207
Client Support	116,692	117,005	234,298	235,359
Pathway Solutions	40,945	44,048	80,849	87,321
IT Outsourcing	36,750	40,210	78,986	78,001
Remote Hosting	16,653	18,017	34,195	34,936
Unallocated Amounts	(2,423)	(1,749)	(3,312)	(3,700)

Total revenue	$344,827	$369,956	$691,893	$734,668

(Loss) income from operations:
Software Delivery	$12,927	$17,427	$22,603	$25,073
Services Delivery	3,423	8,566	6,675	17,643
Client Support	79,431	80,305	158,906	161,685
Pathway Solutions	24,677	27,346	48,821	53,601
IT Outsourcing	6,435	8,488	14,640	16,320
Remote Hosting	(1,689)	120	(2,434)	478
Unallocated Amounts	(153,525)	(124,548)	(305,815)	(244,113)

Total (loss) income from operations	($28,321)	$17,704	($56,604)	$30,687

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

During the three and six months ended June 30, 2013, we have incurred $1.5 million and $12.4 million, respectively, in severance costs resulting from the Site Consolidation Plan. We have also incurred relocation and other costs related to the plan of approximately $1.4 million during the three and six months ended June 30, 2013. These costs are included in selling, general and administrative expenses in our consolidated statement of operations for the three and six months ended June 30, 2013. The portion of these costs allocable to our reportable segments is not material. We have a liability for accrued severance and other costs of $8.1 million related to the Site Consolidation Plan included in accrued compensation and benefits in our consolidated balance sheet as of June 30, 2013.

Lease exit costs of up to $1.5 million are expected to be incurred during the six to eighteen months following June 30, 2013 in connection with the Site Consolidation Plan. This amount is an estimate and the actual charges may vary materially based on the timing and amount of sublease income and other related expenses and changes in management’s assumptions.

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

Overview

Business Acquisitions & Basis of Presentation

On March 4, 2013, we acquired all of the issued and outstanding share capital of dbMotion, Ltd. (dbMotion), a privately-held Israeli Company, for aggregate consideration with a fair value of approximately $225 million, subject to adjustment for certain provisional items. Immediately prior to the closing, we owned approximately 4.25% of the issued and outstanding share capital of dbMotion on a fully diluted basis. In addition, prior to the acquisition we had an ongoing strategic relationship with dbMotion in connection with the development and sale of software solutions to hospitals, physicians and other participants in the healthcare industry. Also on March 4, 2013, we acquired substantially all of the assets of Jardogs LLC (Jardogs) for $24 million in cash.

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

To better deliver comprehensive care coordination and population health management across hospitals, physician practices, and home care systems, in the first quarter Allscripts acquired dbMotion, a leading supplier of community health solutions and Jardogs, a top-rated patient engagement solution provider, both privately held. These acquisitions advance Allscripts’ strategy to offer full integration of heterogeneous systems across the care continuum, enabling solutions for a Connected Community of Health™. dbMotion provides a strategic platform for care coordination and population health management that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. The Jardogs FollowMyHealth™ patient engagement platform enables patients to actively participate in their care, critical for at-risk populations, and empowers consumers with the solution they need to monitor and optimize health status. This is also a crucial requirement for our clients’ efforts related to Stage 2 of the EHR Incentive Program (Meaningful Use). Ensuring our clients successfully attest to the requirements associated with that incentive program remains a top priority for us, and all core clinical solutions are now certified as compliant with the 2014 Edition requirements.

We primarily derive our revenue from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales also are the basis for our recurring service contracts for software maintenance and certain transaction processing services. Based on the information used by management for making operating decisions and assessing performance, we have identified the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing

We believe a combination of executive and legislative leadership at the federal and state levels, the availability of new industry standards, and incentives that exist today for EHR use, ePrescribing and pay-for-quality initiatives are moving us toward an environment when electronic health records are as common as practice management systems in all provider offices. We believe that the Health Information Technology for Economic and Clinical Health Act (HITECH) and other provisions provided by the American Recovery and Reinvestment Act (ARRA) will continue to be a significant driver of healthcare IT adoption. We believe that we are well positioned in the market to take advantage of the material opportunity presented by HITECH.

Management has taken steps to position the Company to have what we believe will be adequate capacity to meet the demand that could result from new orders related to HITECH, as well as requirements related to upgrading the software used by current EHR clients. These steps include supplementing our internal direct sales force with a limited number of strategic distribution partners with established sales forces focused on practices with one to three providers. Further, we have taken steps to improve the efficiency of our approach to new system installations. The Company uses its Speed-to-Value implementation program, which standardizes certain key processes across customer sites and decreases the number of hours required by our professional services team to enable installations of our clinical and practice management solutions. This strategy is predicated on repeatable, best practice workflows and was designed collaboratively by our services and development teams and is proprietary to the Company. The Speed-to-Value program has significantly reduced installation timeframes for our clients.

For our customers to qualify for HITECH funding, our products must meet various requirements for product certification under the HITECH regulations and must enable our customers to achieve Meaningful Use, as such term is currently defined under the 2010 and 2012 Centers for Medicare and Medicaid Services (CMS) Final Rules and under any future HITECH regulations and guidance that CMS may release. The CMS Final Rule provides for a phased approach to implementation of the Meaningful Use standards, with Stage 1 underway, Stage 2 set forth in the 2012 Final Rule and Stage 3 reserved for future rulemaking based on the experiences to date. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by the Certification Commission for Health Information Technology (CCHIT), the Drummond Group and/or other bodies to be accredited in the future, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards could materially impact our ability to maximize the market opportunity. All of our market-facing Electronic Health Record (EHR) solutions were certified 2011/2012 compliant by an ONC-ATCB, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. Each of our market-facing EHRs have also recently been certified compliant with 2014 Edition requirements. Management has made product development a strategic focus, with gross research and development funding expected to continue to approximate 13% of revenues in the foreseeable future.

We believe that the HITECH Act and other provisions provided by the ARRA will continue to be one of the biggest drivers of healthcare IT adoption. Management believes that to date the HITECH program has resulted in additional related new orders for all of our EHR products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 will not be able to do so in compliance with the requirements for the 2014 Edition, which could present additional opportunities in the replacement market. As the incentive payments end in coming years, we expect that the payment adjustment phase of the program, which penalizes organizations not participating in the EHR Incentive Program, will provide a different motivation for purchase and expansion, particularly among hospitals and the largest practices.

The market for acute-care solutions is highly competitive. Sales cycles can occur over an extended period of time and require hospitals to secure external funding to finance their purchases of new clinical information systems. Several companies that we compete with are privately held, which can provide certain advantages in capturing new client relationships. In addition, the market has increasingly moved toward adoption of integrated solutions that connect various venues of care including hospitals, physician offices, clinics, laboratories, post-acute facilities and other care delivery settings.

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

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. This pull-through effect has resulted in new orders for Allscripts Professional EHR targeting small and mid-sized physician practices. Management believes that the anticipated extension of the Stark and Anti-kickback exceptions allowing hospitals and other organizations to subsidize the purchase of EHRs will contribute to the continuation of this market dynamic. Management also believes that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians in those small- and medium-sized practices who have not yet participated seek to qualify for the HITECH incentives for the first time or experience practices upgrade in advance of the start of Stage 2 of the program. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. The community programs we have in place will aid us in penetrating this market.

The vast majority of our customers continue to focus on achieving Meaningful Use under HITECH. As a result, during 2012 and early 2013, much of our professional services deployment capacity was consumed by demand from our customers who wished to upgrade to the most current releases of our EHR products that are certified as meeting Meaningful Use requirements, as well as those requesting implementation of any additional modules required to achieve Meaningful Use. Our professional services margins could be impacted as we continue to supplement our staff with third-party resources to help meet the demand. We expect this trend to continue into the near future as customers react to the finalized requirements for Stage 2 of the EHR Incentive Program.

Although we believe that we have taken and continue to take the proper steps to take advantage of the opportunity presented by HITECH, given the effects the law is having on our customers, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Allscripts today provides one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions with enterprise solutions for hospitals and health systems, we offer a unified portfolio of clinical, financial, connectivity and information solutions, as well as new capabilities to enable analytics, patient connectivity to providers, and the transition to value-based care.

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

Additionally, public laws enacted several years ago to reform the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and our customers. Some of these provisions (including Accountable Care Organizations and the Comprehensive Primary Care Initiative) may have a positive impact by requiring the expanded use of electronic health records and analytics tools to participate in certain federal programs, for example, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the healthcare sector, including the Company. Additionally, conversations continue in Congress around the Medicare Sustainable Growth Rate reimbursement model and possible replacement payment methodologies, some of which would further encourage the adoption of health information technology in order to satisfy possible new requirements tying the report of quality measurements to the receipt of payment through Medicare. Resolution of this issue would also address current ambiguities among physician populations and healthcare organizations and allow them to make strategic decisions about the purchase of analytic software or other solutions important to compliance with new legislation.

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

Second Quarter 2013 Summary

Bookings, which reflect the value of executed contracts for our solutions, totaled $214 million for the second quarter of 2013 which represents an increase of approximately 20% over the first quarter 2013 level of $178 million and an increase of approximately 9% over second quarter of 2012 bookings of $194. This represents our highest level of quarterly bookings since the fourth fiscal quarter of 2011.

Total revenue for the second quarter of 2013 was $345 million compared with $370 million for the prior year comparable period. Revenue from system sales and professional services declined as we continued to feel the impact of the decline in orders which occurred during the latter part of 2012. During the second quarter of 2013 we have continued our efforts to improve product performance and delivery execution. Revenues from maintenance and transaction processing and other were essentially flat compared with the prior year.

We generated operating cash flows of approximately $11 million in the second quarter of 2013 which compares with $59 million in the prior year comparable period.

Gross research and development spending in the second quarter of 2013 totaled $63 million compared with the prior year spending of $52 million as we continue our development efforts to improve performance and accelerate product integration and innovation, which includes efforts to meet client demand for products that will enable them to achieve Meaningful Use standards.

To serve our clients and the healthcare market better, we have initiated a plan to standardize our small office electronic health record and practice management systems. As part of this plan, we are now in the process of converging, over time, our MyWay and Professional Suite applications (the “MyWay Transition”).

We are upgrading MyWay clients electing to migrate to the converged platform between February 2013 and September 2013, at no additional cost to the MyWay clients. The upgrade will position MyWay clients for Meaningful Use Stage 2 and ICD-10 compliance, and prepare them for the shift to value-based care that focuses on costs, quality and outcomes. MyWay clients not electing to upgrade will continue to have use of the application.

During the second fiscal quarter of 2013 we incurred approximately $6 million in costs associated with the MyWay Transition. Additional non-recurring period costs will be incurred in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate.

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan includes closure of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs. During the three months ended June 30, 2013 we incurred employee severance and other costs related to the Site Consolidation Plan of approximately $3 million. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan include lease exit costs totaling approximately $1.5 million. We expect to complete the actions and incur all remaining costs by the end of 2014.

During the three months ended June 30, 2013, we incurred approximately $6 million of acquisition-related costs in connection with the dbMotion acquisition. These costs, which are included in selling, general and administrative expenses in our accompanying statement of operations for the three months ended June 30, 2013, include a charge of approximately $3 million related to product consolidation activities.

During the second fiscal quarter of 2013, we completed two significant capital structure initiatives designed to provide us with improved capital efficiency as well as enhanced financial flexibility by extending the maturities of our debt, increasing our liquidity and lowering our cash interest costs. First, on June 18, 2013, we issued $345.0 million aggregate principal amount of 1.25% Cash Convertible Senior Notes due 2020 (the 1.25% Notes). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the Call Spread Overlay described below and transaction costs, including approximately $0.6 million of accrued professional fees at June 30, 2013. Additionally, we used $300 million of the net proceeds to repay a portion of the outstanding indebtedness under the senior secured credit facilities. Second, on June 28, 2013, we entered into the 2013 Credit Agreement, which provides for a $225 million senior secured term loan and a $425 million senior secured revolving facility, each with a term of five years. The proceeds from the term loan were used to retire all remaining amounts outstanding under the previous credit facility. On June 28, 2013, we borrowed $60 million under the new revolving facility of which approximately $39 million was used to pay off certain interest-bearing obligations associated with our acquisition of dbMotion. In connection with the execution of these two debt transactions, we recognized additional interest expense during the three months ended June 30, 2013 of approximately $4 million, which primarily represents the write-off of previously deferred debt issuance costs associated with our previous credit facilities.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
System sales	$32,449	$43,716	(25.8%)	$59,480	$80,956	(26.5%)
Professional services	59,206	67,380	(12.1%)	120,290	138,866	(13.4%)
Maintenance	116,204	116,748	(0.5%)	233,912	235,032	(0.5%)
Transaction processing and other	136,968	142,112	(3.6%)	278,211	279,814	(0.6%)

Total revenue	344,827	369,956	(6.8%)	691,893	734,668	(5.8%)

Cost of revenue:
System sales (exclusive of amortization of software development costs and acquisition-related assets shown below)	13,080	19,124	(31.6%)	26,409	35,760	(26.1%)
Amortization of software development costs and acquisition-related asstes	19,991	15,939	25.4%	39,530	30,888	28.0%
Professional services	57,401	57,024	0.7%	114,983	118,726	(3.2%)
Maintenance	35,426	36,282	(2.4%)	72,023	72,286	(0.4%)
Transaction processing and other	82,647	84,097	(1.7%)	168,238	163,841	2.7%

Total cost of revenue	208,545	212,466	(1.8%)	421,183	421,501	(0.1%)

Gross profit	136,282	157,490	(13.5%)	270,710	313,167	(13.6%)
% of Revenue	39.5%	42.6%		39.1%	42.6%
Selling, general and administrative expenses	104,402	92,291	13.1%	208,634	189,608	10.0%
Research and development	51,822	38,240	35.5%	102,800	74,362	38.2%
Amortization of intangible and acquisition-related assets	8,379	9,255	(9.5%)	15,880	18,510	(14.2%)

Income from operations	(28,321)	17,704	(260.0%)	(56,604)	30,687	(284.5%)
Interest expense	(9,499)	(4,358)	118.0%	(14,136)	(8,212)	72.1%
Interest income and other (expense), net	218	150	45.3%	8,349	542	1,440.0%

(Loss) income before income taxes	(37,602)	13,496	(378.6%)	(62,391)	23,017	(371.1%)
Benefit (provision) for income taxes	14,726	(5,515)	(367.0%)	27,923	(9,223)	(402.8%)

Effective tax rate	39.2%	40.9%		44.8%	40.1%
Net (loss) income	($22,876)	$7,981	(386.6%)	($34,468)	$13,794	(349.9%)

NM – not meaningful

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
System sales	$32,449	$43,716	(25.8%)	$59,480	$80,956	(26.5%)
Professional services	59,206	67,380	(12.1%)	120,290	138,866	(13.4%)
Maintenance	116,204	116,748	(0.5%)	233,912	235,032	(0.5%)
Transaction processing and other	136,968	142,112	(3.6%)	278,211	279,814	(0.6%)

Total revenue	$344,827	$369,956	(6.8%)	691,893	734,668	(5.8%)

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Total revenue decreased during the three and six months ended June 30, 2013 compared with the prior year comparable periods primarily due to decreases in system sales and professional services. The decrease in system sales for the three and six months ended June 30, 2013, which consists of a $6 million and $15 million decrease, respectively, in software revenue along with a $5 million and $6 million decrease, respectively, in hardware revenue is attributable to a decline in orders which occurred during the latter part of 2012, during which time bookings were impacted by speculation about Allscripts’ future corporate autonomy and the timing of new product releases. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Professional services revenue decreased compared with the prior year as a result of the decline in orders referenced above and a decrease in consulting services. During the first half of 2013 we have continued our efforts to improve product performance and delivery execution, and we believe that the market has responded well to these initiatives as evidenced by a 20% increase in system sales during the second quarter of 2013 as compared with the first quarter of 2013 and a 21% increase in bookings for those same periods.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Total cost of revenue	$208,545	$212,466	(1.8%)	421,183	421,501	(0.1%)

Gross profit	$136,282	$157,490	(13.5%)	270,710	313,167	(13.6%)

% of Revenue	39.5%	42.6%		39.1%	42.6%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Gross profit decreased during the three and six months ended June 30, 2013 compared with the prior year comparable periods as we realized a decrease in revenues while costs of revenue increased primarily due to an increase in transaction processing and other costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. This increase and a $2 million and $5 million increase in the amortization of software development costs for the three and six months ended June 30, 2013, respectively, were partially offset by decreases in costs of revenue associated with lower system sales and professional services revenue. Gross profit as a percent of revenue declined compared with the prior year due primarily to a higher mix of third-party systems sales which carry lower gross margin and the increases in amortization of software development costs and transaction processing-related costs discussed above. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded original estimates as we worked to enhance implementation success.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative expenses	$104,402	$92,291	13.1%	208,634	189,608	10.0%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Selling, general and administrative expenses during the three and six months ended June 30, 2013 increased compared to the prior year. Significant increases during the three and six months ended June 30, 2013 included: severance costs of approximately $3 million and $15 million, respectively, including $2 million and $ 11 million, respectively, associated with the Site Consolidation Plan; a portion of the MyWay Transition costs of approximately $3 million and $7 million, respectively; and transaction costs associated with the acquisitions of dbMotion and Jardogs of approximately $6 million and $8 million, respectively, which includes approximately $3 million for the three and six months ended June 30, 2013 related to product consolidation activities. In addition to transaction costs, dbMotion and Jardogs together added $3 million and $4 million of selling, general and administrative expenses for the three and six months ended June 30, 2013 that were not present in the prior year periods. These increases were partially offset by decreases in other costs including legal expenses and facility occupancy costs.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Research and development	$51,822	$38,240	35.5%	$102,800	$74,362	38.2%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Research and development expenses increased in the three and six months ended June 30, 2013 over the comparable prior year periods primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve performance and accelerate product integration and innovation, which includes efforts to meet client demand for products that will enable them to achieve Meaningful Use standards. This increased level of research and development spending has enabled us to achieve certification for all of our core EHR platforms during the second fiscal quarter of 2013, a critical step to ensure client readiness to support Meaningful Use Stage 2 attestation. Also contributing to the increase for the three and six months ended June 30, 2013 is a decrease in the capitalization of software development costs as fewer development efforts were eligible for capitalization due to the nature of the work being performed and the development status of projects.

Amortization of Intangible and Acquisition-Related Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Amortization of intangible and acquisition-related assets	$8,379	$9,255	(9.5%)	$15,880	$18,510	(14.2%)

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Amortization of intangible and acquisition-related assets recognized during the three and six months ended June 30, 2013 decreased compared with the prior year comparable period as certain amortization periods ended and intangible asset amounts were fully amortized, partially offset by amortization of intangible assets recently acquired through the dbMotion and Jardogs acquisitions.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Interest expense	($9,499)	($4,358)	118.0%	($14,136)	($8,212)	72.1%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Interest expense increased during the three and six months ended June 30, 2013 compared to the prior year by approximately $5.1 million and $5.9 million, respectively. Included in the increases was the write-off of approximately $3.9 million of deferred debt issuance costs associated with our previous senior secured credit facilities which were replaced in late June 2013, and interest expense of approximately $0.9 million and $1.2 million for the three and six months ended June 30, 2013, respectively, payable on obligations arising from the acquisition of dbMotion. The remaining increase for the periods is primarily related to increased debt outstanding associated with the incremental term loan executed in June 2012 and borrowings on the revolving credit facility associated with our acquisition of dbMotion in March 2013. The effect of higher average debt levels was partially offset by the reduction in the notional amount of our interest rate swap agreement.

Interest Income and Other, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Interest income and other, net	$218	$150	45.3%	$8,349	$542	1440.4%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Interest income and other, net for the six months ended June 30, 2013 includes a gain of $4.7 million resulting from the January 2013 sale of our investment in Humedica, Inc., as well as a gain of $3.4 million realized upon the adjustment to fair value of our prior interest in dbMotion upon our acquisition of the full remaining interest in dbMotion in March 2013.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Benefit (provision) for income taxes	$14,726	($5,515)	(367.0%)	$27,923	($9,223)	(402.8%)
Effective tax rate	39.2%	40.9%		44.8%	40.1%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Our effective tax rate for the three months ended June 30, 2013 is slightly lower than the rate for the same period last year, primarily due to less impact of permanent differences and uncertain tax benefits accrual this year, offset by the impact of the U.S. research and development credit for 2013.

Our effective tax rate for the six months ended June 30, 2013 is higher compared to the prior year, primarily due to the impact of the U.S. research and development credit for 2012 and 2013, enacted on January 1, 2013. The impact of the 2012 credit is included in our tax benefit for the three months ended March 31, 2013 as a discrete item of $3 million.

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Software Delivery	$76,677	$87,642	(12.5%)	$147,490	$167,544	(12.0%)
Services Delivery	59,533	64,783	(8.1%)	119,387	135,207	(11.7%)
Client Support	116,692	117,005	(0.3%)	234,298	235,359	(0.5%)
Pathway Solutions	40,945	44,048	(7.0%)	80,849	87,321	(7.4%)
IT Outsourcing	36,750	40,210	(8.6%)	78,986	78,001	1.3%
Remote Hosting	16,653	18,017	(7.6%)	34,195	34,936	(2.1%)
Unallocated Amounts	(2,423)	(1,749)	38.5%	(3,312)	(3,700)	(10.5%)

Total revenue	$344,827	$369,956	(6.8%)	$691,893	$734,668	(5.8%)

(Loss) income from operations:
Software Delivery	$12,927	$17,427	(25.8%)	$22,603	$25,073	(9.9%)
Services Delivery	3,423	8,566	(60.0%)	6,675	17,643	(62.2%)
Client Support	79,431	80,305	(1.1%)	158,906	161,685	(1.7%)
Pathway Solutions	24,677	27,346	(9.8%)	48,821	53,601	(8.9%)
IT Outsourcing	6,435	8,488	(24.2%)	14,640	16,320	(10.3%)
Remote Hosting	(1,689)	120	(1507.5%)	(2,434)	478	(609.2%)
Unallocated Amounts	(153,525)	(124,548)	23.3%	(305,815)	(244,113)	25.3%

Total (loss) income from operations	($28,321)	$17,704	(260.0%)	($56,604)	$30,687	(284.5%)

Software Delivery

Software delivery primarily includes revenue from system solutions, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$76,677	$87,642	(12.5%)	$147,490	$167,544	(12.0%)
Income from operations	$12,927	$17,427	(25.8%)	$22,603	$25,073	(9.9%)
Operating margin %	16.9%	19.9%		15.3%	15.0%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Software delivery revenue decreased during the three and six months ended June 30, 2013 as compared with the comparable prior year periods due to a decrease in system sales which consists of a $6 million and $16 million decrease, respectively, in software revenue along with a $5 million and $6 million decrease, respectively, in hardware revenue as we continued to feel the impact of the decline in orders which occurred during the latter part of 2012. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Partially offsetting these decreases was an increase in SaaS and subscription-based revenues during the three and six months ended June 30, 2013 compared with the prior year period as we expanded our customer base. During the first half of 2013 we have continued our efforts to improve product performance and delivery execution, and we believe that the market has responded well to these initiatives as evidenced by an 8% increase in software sales during the second quarter of 2013 as compared with the first quarter of 2013 and a 33% increase in bookings for those same periods.

Software delivery operating margins declined in the three and six months ended June 30, 2013 as compared with the comparable prior year periods primarily due to a higher mix of third-party systems sales which carry lower gross margin and higher amortization of acquired intangibles and capitalized software.

Services Delivery

Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$59,533	$64,783	(8.1%)	$119,387	$135,207	(11.7%)
Income from operations	$3,423	$8,566	(60.0%)	$6,675	$17,643	(62.2%)
Operating margin %	5.7%	13.2%		5.6%	13.0%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Services delivery revenue decreased during the three and six months ended June 30, 2013 as compared with the comparable prior year periods as a result of the decline in systems orders (as discussed in previous sections) and a decrease in consulting services.

Services delivery operating margin decreased during the three and six months ended June 30, 2013 as compared with the comparable prior year periods due to the size of the revenue decline relative to our service staffing levels. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded original estimates as we worked to enhance implementation success.

Client Support

Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$116,692	$117,005	(0.3%)	$234,298	$235,359	(0.5%)
Income from operations	$79,431	$80,305	(1.1%)	$158,906	$161,685	(1.7%)
Operating margin %	68.1%	68.6%		67.8%	68.7%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Client support revenue decreased slightly for the three and six months ended June 30, 2013 compared with the prior year as the decline in system sales reduced the number of new client activations, an activation being the point at which the invoicing of maintenance commences.

Client support operating margins for the three and six months ended June 30, 2013 were essentially flat compared with the prior year periods.

Pathway Solutions

Pathway solutions includes revenue and the related expenses for financial, administrative, and clinical offerings, including medical claims processing and other Revenue Cycle Solutions, ePrescribe and Patient Portal.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$40,945	$44,048	(7.0%)	$80,849	$87,321	(7.4%)
Income from operations	$24,677	$27,346	(9.8%)	$48,821	$53,601	(8.9%)
Operating margin %	60.3%	62.1%		60.4%	61.4%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Pathway solutions revenue decreased during the three and six months ended June 30, 2013 primarily due to a decrease in demand for certain medical claims processing solutions, including those for billing and collection processing.

Pathway solutions operating margin as a percentage of revenue for the three months ended June 30, 2013 declined slightly as compared with the prior year periods.

IT Outsourcing

IT outsourcing includes revenue from our information technology outsourcing solutions and includes the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$36,750	$40,210	(8.6%)	$78,986	$78,001	1.3%
Income from operations	$6,435	$8,488	(24.2%)	$14,640	$16,320	(10.3%)
Operating margin %	17.5%	21.1%		18.5%	20.9%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

IT outsourcing revenue decreased during the three months ended June 30, 2013 and saw only a slight year-over-year increase for the six months ended June 30, 2013, primarily due to customer attrition. However, bookings for our outsourcing solutions for the second fiscal quarter of 2013 grew by double digits over both the first quarter of 2013 and the second quarter of 2012.

IT outsourcing operating margin decreased during the three and six months ended June 30, 2013 as headcount-related costs and costs of third-party outsourcing services remain high relative to revenues as we respond to the increased demand for our IT outsourcing solutions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Remote Hosting	$16,653	$18,017	(7.6%)	$34,195	$34,936	(2.1%)
Unallocated Amounts	(2,423)	(1,749)	38.5%	(3,312)	(3,700)	(10.5%)

Total revenue	$14,230	$16,268	(12.5%)	$30,883	$31,236	(1.1%)

Income from operations:
Remote Hosting	($1,689)	$120	(1507.5%)	($2,434)	$478	(609.2%)
Unallocated Amounts	(153,525)	(124,548)	23.3%	(305,815)	(244,113)	25.3%

Total income from operations	($155,214)	($124,428)	24.7%	($308,249)	($243,635)	26.5%

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

The financial information above includes revenue primarily from our Remote Hosting operating segment and similar amounts of operating expenses related to this segment are included in income from operations for all periods presented. Operating loss for the three and six months ended June 30, 2013 is primarily attributable to an increase in the cost of third-party services related to certain of our customer contracts.

Unallocated expenses increased during the three and six months ended June 30, 2013 primarily due to a $14 million and $38 million increase, respectively, in personnel costs including severance costs of $2 million and $12 million, respectively, associated with the Site Consolidation Plan as well as an increase in research and development headcount. Also contributing to the increase is a $2 million and $5 million increase, respectively, in amortization of software development costs compared to the prior year, along with a $3 million and $7million decrease, respectively, in the capitalization of software development costs as certain quality and efficiency development efforts were not eligible for capitalization. Additional expenses included transaction costs associated with the acquisitions of dbMotion and Jardogs of approximately $6 million and $8 million for the three and six months ended June 30, 2013, respectively, which included approximately $3 million for the three and six months ended June 30, 2013 related to product consolidation activities, as well as other additional selling, general and administrative expenses of the acquired businesses of approximately $3 million and $4 million, respectively, that were not present in the prior year periods. These increases were partially offset by a $2 million and $5 million decrease, respectively, in general corporate legal expenses.

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from June 30, 2013
	June 30,	December 31,	June 30,	December 31,	June 30,
(Dollar amounts in millions)	2013	2012	2012	2012	2012
Contract backlog:
System sales	$96	$107	$122	(10.3%)	(21.3%)
Professional services	384	376	381	2.1%	0.8%
Maintenance	845	875	849	(3.4%)	(0.5%)
Transaction processing and other	1,871	1,450	1,485	29.0%	26.0%

Total contract backlog	$3,196	$2,808	$2,837	13.8%	12.7%

Total contract backlog as of June 30, 2013 increased compared with both December 31, 2012 and June 30, 2012 primarily due to an increase in transaction processing services, which was positively influenced by the extension of our outsourcing agreement with one of our largest clients through 2020, partially offset by declines in system sales and maintenance, as those two categories continued to feel the impact of the decline in orders which occurred during the latter part of 2012.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS. Bookings were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2013	2012	% Change	2013	2012	% Change
Bookings	$214	$194	10.3%	$392	$389	0.8%

Bookings for the three and six months ended June 30, 2013 have begun to show a recovery from the declines experienced in the second half of 2012. During the first half of 2013 we have continued our efforts to improve product performance and delivery execution, and we believe that the market has responded well to these initiatives as evidenced by a 21% increase in bookings for the second quarter of 2013 as compared with the first quarter of 2013. This represents our highest level of quarterly bookings since the fourth fiscal quarter of 2011. A major driver of the bookings increase relates to our Population Health Management solutions, which include Allscripts Care Management, dbMotion, the Follow My Health patient portal, Care Director as well as our post-acute, decision support and clinical analytics solutions. These solutions saw double-digit bookings increases in the second fiscal quarter of 2013 over both the first quarter of 2013 and the second quarter of 2012.

Liquidity and Capital Resources

As of June 30, 2013 and 2012, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $73 million and $177 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2013	2012	$ Change
Net (loss) income	($34,468)	$13,794	($48,262)
Non-cash adjustments to net (loss) income	71,919	98,622	(28,461)
Cash impact of changes in operating assets and liabilities	13,345	21,024	(5,921)

Net cash provided by operating activities	$50,796	$133,440	($82,644)

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Net cash provided by operating activities decreased by approximately $83 million in the six months ended June 30, 2013 as compared to the prior year period, primarily the result of the overall decrease in revenue and decline in profitability due to higher spending for non-capitalized research and development costs, MyWay transition costs, costs related to the acquisition of dbMotion and Jardogs including transition costs and the incremental selling, general and administrative expenses of the acquired businesses, and payments related to site consolidation costs. In addition, during the second fiscal quarter of 2013 we funded the prepayment of certain compensation costs related to the acquisition of dbMotion.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2013	2012	$ Change
Capital expenditures	($45,650)	($38,732)	($6,918)
Capitalized software	(19,516)	(26,936)	7,420
Cash paid for business acquisitions, net of cash acquired	(148,875)	0	(148,875)
Sales and maturities of other investments	12,844	41	12,803

Net cash used in investing activities	($201,197)	($65,627)	($135,570)

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Net cash used in investing activities increased during the six months ended June 30, 2013 due to the payment of $139 million of cash consideration for the acquisition of dbMotion and $24 million of cash consideration for the acquisition of Jardogs, less $14 million of cash acquired from dbMotion, and increased capital expenditures for information technology systems and remote hosting infrastructure. These increases were partially offset by the receipt of approximately $12.5 million in proceeds from the sale of our investment in Humedica in January 2013, as well as a decline in spending for capitalized software. Additional proceeds of approximately $2 million from the Humedica sale remain held in escrow and are expected to be released to us over the two-year period following the sale if not otherwise used for contingencies.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2013	2012	$ Change
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	$337,237	$0	$337,237
Purchase call option related to 1.25% senior cash convertible notes	(82,800)	0	(82,800)
Proceeds from issuance of warrants	51,233	0	51,233
Proceeds from issuance of common stock	9,264	3,862	5,402
Excess tax benefits from stock-based compensation	2,493	101	2,392
Taxes paid related to net share settlement of equity awards	(6,660)	(3,621)	(3,039)
Payments of capital lease obligations	(300)	(431)	131
Payments of acquisition financing obligations	(29,671)	0	(29,671)
Credit facility payments	(571,467)	(204,045)	(367,422)
Credit facility borrowings, net of issuance costs	410,983	324,185	86,798
Repurchase of common stock	0	(225,961)	225,961

Net cash provided by (used in) financing activities	$120,312	($105,910)	$226,222

Six Months Ended June30, 2013 Compared with the Six Months Ended June 30, 2012

Net cash provided by financing activities increased during the six months ended June 30, 2013 due primarily to the absence of any common stock repurchase activity during the first half of 2013. The net proceeds from the issuance of the 1.25% Notes during the second quarter of 2013, including the related cash flows from the purchase of the call option and the issuance of warrants, were substantially all used to fund the net reduction in our credit facility borrowings as well as the funding of our acquisition financing obligations arising from the purchase of dbMotion.

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

We calculate free cash flow as follows:

	Six Months Ended June 30,
(In thousands)	2013	2012	$ Change
Net cash provided by operating activities	$50,796	$133,440	($82,644)
Capital expenditures	(45,650)	(38,732)	(6,918)
Capitalized software	(19,516)	(26,936)	7,420

Free cash flow	($14,370)	$67,772	($82,142)

Amounts for each element of the table above are as reported in our consolidated statements of cash flows presented in accordance with GAAP. Refer to the discussion of operating cash flow activities above for the primary factors impacting the decline in free cash flow for the six months ended June 30, 2013.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facilities as June 30, 2013:

		Remainder of
(Dollar amounts in thousands)	Total	2013	2014	2015	2016	2017	2018	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facilities	285,000	5,625	16,875	28,125	39,375	50,625	144,375	0

Total principal payments	630,000	5,625	16,875	28,125	39,375	50,625	144,375	345,000

Interest payments:
1.25% Cash Convertible Senior Notes (1)	30,190	0	4,313	4,313	4,313	4,313	4,313	8,625
Senior Secured Credit Facilities (2)	35,162	4,617	8,456	7,473	6,682	5,616	2,318	0

Total interest payments	65,352	4,617	12,769	11,786	10,995	9,929	6,631	8,625

Total future debt payments	$695,352	$10,242	$29,644	$39,911	$50,370	$60,554	$151,006	$353,625

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2013, which was 2.45%. Also includes the effect of the floating-to-fixed interest rate swap through its expiration on October 31, 2014.

1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of 1.25% Cash Convertible Senior Notes due 2020 (the 1.25% Notes). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the Call Spread Overlay described below and transaction costs, including approximately $0.6 million of accrued professional fees at June 30, 2013. Additionally, we used $300 million of the net proceeds to repay a portion of the outstanding indebtedness under the senior secured credit facilities.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1 and July 1 of each year, at a rate of 1.25% per annum commencing on January 1, 2014. The 1.25% Notes will mature on January 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

The 1.25% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.25% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of 1.25% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.25% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.25% Notes, equal to the settlement amount, determined in the manner set forth in the indenture for the 1.25% Notes.

The initial conversion rate will be 58.1869 shares of our common stock per $1,000 principal amount of 1.25% Notes (equivalent to an initial conversion price of approximately $17.19 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert such holder’s 1.25% Notes in connection with such a corporate event in certain circumstances. We may not redeem the 1.25% Notes prior to the maturity date, and no sinking fund is provided for the 1.25% Notes.

If we undergo a fundamental change (as defined in the indenture for the 1.25% Notes), holders may require us to repurchase for cash all or part of their 1.25% Notes at a repurchase price equal to 100% of the principal amount of the 1.25% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The indenture provides for customary events of default, including cross acceleration to certain other indebtedness of ours, and our subsidiaries.

The 1.25% Notes are senior unsecured obligations, and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.25% Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 9, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

As noted above, the reduced carrying value on the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes is 5.4%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of June 30, 2013, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of seven years. The 1.25% Notes’ if-converted value did not exceed their principal amount as of June 30, 2013.

Also in connection with the settlement of the 1.25% Notes, we paid approximately $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option (defined below) and the 1.25% Warrants (defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and will be amortized over the term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant.

1.25% Notes Call Spread Overlay

Concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the 1.25% Call Option) and warrant transactions (collectively, the 1.25% Warrants), with certain of the initial purchasers of the 1.25% Notes (collectively, the Call Spread Overlay). Assuming full performance by the counterparties, the Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million for the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instruments and is discussed further in Note 9, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements. The 1.25% Warrants are equity instruments and are further discussed in Note 4, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements.

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.25% Call Options during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period under the 1.25% Warrants, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.25% Warrants are exercised. Pursuant to the 1.25% Warrants transactions, we issued 20,074,481 warrants with a strike price of $23.1350 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

Credit Facility

On June 28, 2013, we entered into a Credit Agreement (the “2013 Credit Agreement”) with a syndicate of financial institutions. The 2013 Credit Agreement provides for a $225 million senior secured term loan (the “Term Loan”) and a $425 million senior secured revolving facility (the “Revolving Facility”), each with a five year term. The Term Loan is repayable in quarterly installments commencing on September 30, 2013. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. On June 28, 2013, we borrowed $60 million under the Revolving Facility in connection with our entry into the 2013 Credit Agreement.

The proceeds of the Term Loan were used to repay the existing debt under the prior credit agreement, and to pay fees and expenses in connection with the refinancing. In conjunction with the closing of the 2013 Credit Agreement, we used a portion of the proceeds from the borrowings under the Revolving Facility to refinance the seller notes and deferred purchase price obligations incurred in connection with our acquisition of dbMotion. The proceeds of the Revolving Facility can be used to finance our working capital needs and for general corporate purposes, including, without limitation, financing of permitted acquisitions, and for share repurchases. We are also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the new senior secured credit facilities will bear interest, at our option (except with respect to foreign currency loans), at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in United States dollars, subject to availability to all affected lenders, 7 or 14 days (as selected by the Company), appearing on pages LIBOR01 or LIBOR02 or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for United States dollars for a one month interest period plus 1.0%, plus, in each case, the applicable margin. Foreign currency loans will bear interest according to clause (1) above with certain adjustments and fees applicable to fronted foreign currency loans. The applicable margin for borrowings under our new senior secured credit facilities will initially be 1.25% for all loans except for loans based on the Eurocurrency Rate, for which the applicable margin will initially be 2.25%.

Subject to certain agreed upon exceptions, all obligations under the Company’s new senior secured credit facilities will be guaranteed by each of our existing and future direct and indirect material domestic subsidiaries, other than Coniston Exchange LLC and any domestic subsidiary owned by one of our foreign subsidiaries, including dbMotion. (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement, dated as of June 28, 2013 (the “Guarantee and Collateral Agreement”), among the Company, Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

The obligations of the Company and each Guarantor under our new senior secured credit facilities, any swap agreements and any cash management arrangements provided by any lender, will be secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of the Company and the Guarantors.

Our new senior secured credit facilities require us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. In addition, the 2013 Credit Agreement requires mandatory prepayments of the debt outstanding under the facilities in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

Our new senior secured credit facilities also contain certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

As of June 30, 2013, $225 million in term loans, $60 million under the revolving credit facility, and $1.2 million in letters of credit were outstanding under the 2013 Credit Agreement. As of June 30, 2013, the interest rate on the senior secured credit facilities was LIBOR plus 2.25%, which totaled 2.45%. Refer to Note 10 for a discussion of our interest rate swap agreement. There was no default under the 2013 Credit Agreement as of June 30, 2013. Unamortized deferred debt issuance costs totaled $12.6 million, and are included within prepaid expenses and other current assets and other assets on the consolidated balance sheet at June 30, 2013.

As of June 30, 2013, we had $363.8 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our 2013 Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

We are currently in the third year of a ten year agreement with Xerox Consultant Services (Xerox) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for current Allscripts’ employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, in the amount of approximately $50 million per year. During the six months ended June 30, 2013, we incurred $25 million of expense under this agreement.

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. Refer to “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II, Item 2 of this report for additional information regarding our stock repurchase program. There were no shares repurchased under the program during the six months ended June 30, 2013.

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

Six Months
Ended
(Dollar amounts in thousands)	June 30, 2013
Research and development costs directly recorded to expense	$102,800
Capitalized software development costs	19,516
Total non-GAAP R&D-related expense	$122,316

Total revenue	$691,893

Total expense as a % of total revenue	18%

Our capital spending during 2013 is expected to be similar to our level of spending in 2012 as we improve our information systems infrastructure, acquire computer equipment and software to accommodate data management and hosting related to our SaaS and hosting solutions, and expand or make leasehold improvements at certain facilities.

In connection with the MyWay Transition, we expect to incur additional non-recurring period costs in future quarters to upgrade the MyWay clients that elect to upgrade. The incremental period costs will be partially offset by cost savings we expect to realize through lower development and support costs. The amount of such costs and anticipated savings are not determinable at this time and will ultimately be based on the number of clients electing to migrate. During first half of 2013 we incurred approximately $13 million in costs associated with the MyWay Transition.

In connection with the Site Consolidation Plan, we incurred employee severance costs of approximately $12 million during the six months ended June 30, 2013. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan include lease exit costs totaling approximately $1.5 million. We expect to complete the actions and incur all remaining costs by the end of 2014.

In connection with acquisition of dbMotion on March 4, 2013, consideration given consisted of (a) cash paid at closing of approximately $139 million, (b) 3,823,453 shares of Allscripts common stock, par value $0.01 per share, payable at closing and having a value of approximately $48 million, (c) approximately $23 million in deferred cash consideration payable on the 18-month anniversary of the closing, and (d) approximately $7 million in deferred cash consideration payable in the form of a subordinated promissory note having a maturity of 18 months. On March 5, 2013, we borrowed $130 million to fund the cash component of the consideration under our senior secured revolving credit facility. On June 28, 2013, the liability for the deferred cash consideration payable was funded by placing the funds with an escrow agent, and the subordinated promissory note was paid off. Both the deferred cash consideration and subordinated promissory note had accrued interest at a 10% annual rate. These transactions were funded using proceeds from the initial draw down on our new revolving credit facility.

We believe that our cash, cash equivalents and marketable securities of $73 million as of June 30, 2013, our future cash flows, and our borrowing capacity under our 2013 Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

With the exception of the issuance of the 1.25% Notes and the amounts borrowed under our 2013 Credit Agreement described above under Future Capital Requirements, there were no material changes, outside of the ordinary course of business, to our contractual obligations and other related matters previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

During the six months ended June 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2012 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 10, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K/A for the year ended December 31, 2012 includes a detailed discussion of certain material risk factors facing us. The information presented below describes additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K/A.

The accounting for the 1.25% Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the notes and may result in volatility to our Consolidated Statements of Operations.

We will settle any conversions of the 1.25% Notes entirely in cash. Accordingly, the conversion option that is part of the 1.25% Notes will be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. Refer to Note 9, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. In general, this resulted in an initial valuation of the conversion option, which is bifurcated from the debt component of the 1.25% Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the 1.25% Notes, which will result in an effective interest rate reported in our Consolidated Statements of Operations significantly in excess of the stated coupon rate of the 1.25% Notes. This accounting treatment will reduce our earnings and could adversely affect the price at which our common stock trades, but it will not affect the amount of cash interest paid to holders of the 1.25% Notes or our cash flows.

For each financial statement period after issuance of the 1.25% Notes, a hedge gain (or loss) will be reported in our Consolidated Statements of Operations to the extent the valuation of the conversion option changes from the previous period. The 1.25% Call Option will also be accounted for as a derivative instrument, offsetting the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be a material net impact to our Consolidated Statements of Operations as a result of our issuing the 1.25% Notes and entering into the 1.25% Call Option, we cannot assure you that these transactions will be completely offset, which may result in volatility to our Consolidated Statements of Operations.

Provisions in the indenture for the 1.25% Notes may deter or prevent a business combination.

If a fundamental change occurs prior to the maturity date of the 1.25% Notes, holders of the 1.25% Notes will have the right, at their option, to require us to repurchase all or a portion of their 1.25% Notes. In addition, following certain corporate events that occur prior to the maturity date of the 1.25% Notes, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert. In addition, the indenture for the 1.25% Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 1.25% Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of our 1.25% Notes issuance may not provide the benefits we anticipate, and may have a dilutive effect on our common stock.

Concurrent with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with, and issued the 1.25% Warrants to, certain of the initial purchasers of the 1.25% Notes. We entered into the 1.25% Call Option transaction with the expectation that it would offset potential cash payments in excess of the principal amount of the 1.25% Notes upon conversion of the 1.25% Notes. In the event that the hedge counterparties fail to deliver potential cash payments to us, as required under the 1.25% Call Option documents, we would not receive the benefit of such transaction. Separately, we also issued the 1.25% Warrants to the hedge counterparties. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price of the 1.25% Warrants.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1,500,000 shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375,000 shares (beginning in June 2014) and expires in June 2020. The warrant becomes void if certain specified changes to the parties’ commercial relationship occur. The Company’s issuance of the warrant is a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

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

The following table summarizes the stock repurchase activity for the three months ended June 30, 2013 (there is no activity to report for the period) and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
04/01/13—04/30/13	0	$0.00	0	$123,044
05/01/13—05/31/13	0	$0.00	0	$123,044
06/01/13—06/30/13	0	$0.00	0	$123,044

	0	$0.00	0

Item 6.	Exhibits

(a)    Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2013.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 9, 2013

INDEX TO EXHIBITS

Exhibit Number		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	Exhibit	Filing Date	Filed By
4.1	Indenture dated as of June 18, 2013, between Allscripts Healthcare Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	4.1	June 18, 2013	Allscripts Healthcare Solutions, Inc.

4.2	Form of 1.25% Cash Convertible Senior Note due 2020 (included in Exhibit 4.1)		8-K	4.2	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.1	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.		8-K	10.1	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.2	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.		8-K	10.2	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.3	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A. and Allscripts Healthcare Solutions, Inc.		8-K	10.3	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.4	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.		8-K	10.4	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.5	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.		8-K	10.5	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.6	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.		8-K	10.6	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.7	Warrant transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.		8-K	10.7	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.8	Warrant transaction confirmation, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.		8-K	10.8	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.9	Warrant transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.		8-K	10.9	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.10	Warrant transaction confirmation, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.		8-K	10.10	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.11	Warrant transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.		8-K	10.11	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.12	Warrant transaction confirmation, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.		8-K	10.12	June 18, 2013	Allscripts Healthcare Solutions, Inc.

10.13†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2011 Stock Incentive Plan		8-K	10.1	May 24, 2013	Allscripts Healthcare Solutions, Inc.

10.14	Credit Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, Citibank, N.A., as syndication agent, KeyBank National Association, SunTrust Bank, Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.		8-K	10.1	July 2, 2013	Allscripts Healthcare Solutions, Inc.

10.15	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	10.2	July 2, 2013	Allscripts Healthcare Solutions, Inc.

10.16†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan	X

10.17†	Consulting Agreement, dated as of April 15, 2013, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman	X

31.1	Rule 13a—14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a—14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

†	Indicates management contract or compensatory plan.