Form 10-Q
period 2013-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2013-11-12
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 178,456,017 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$60,790	$103,956
Accounts receivable, net of allowance of $55,787 and $45,320 at September 30, 2013 and December 31, 2012 respectively	322,342	329,542
Deferred taxes, net	55,508	56,499
Prepaid expenses and other current assets	117,051	110,023

Total current assets	555,691	600,020
Long-term marketable securities	1,373	1,706
Fixed assets, net	166,579	155,494
Software development costs, net	89,226	95,579
Intangible assets, net	471,758	426,986
Goodwill	1,189,585	1,039,364
Deferred taxes, net	7,529	7,529
Other assets	156,673	50,304

Total assets	$2,638,414	$2,376,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,995	$45,874
Accrued expenses	92,386	93,100
Accrued compensation and benefits	59,087	44,124
Deferred revenue	304,055	283,171
Current maturities of long-term debt and capital lease obligations	13,624	79,305

Total current liabilities	520,147	545,574
Long-term debt	530,545	362,697
Deferred revenue	28,274	19,750
Deferred taxes, net	92,746	125,913
Other liabilities	135,668	38,707

Total liabilities	1,307,380	1,092,641
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	0	0
Common stock: $0.01 par value, 349,000 shares authorized at September 30, 2013 and December 31, 2012; 263,074 and 178,402 shares issued and outstanding at September 30, 2013, respectively, 257,087 and 172,415 shares issued and outstanding at December 31, 2012, respectively	2,631	2,571
Treasury stock: at cost, 84,672 shares at September 30, 2013 and December 31, 2012	(278,036)	(278,036)
Additional paid-in capital	1,708,492	1,577,260
Accumulated deficit	(100,938)	(17,530)
Accumulated other comprehensive (loss) income	(1,115)	76

Total stockholders’ equity	1,331,034	1,284,341

Total liabilities and stockholders’ equity	$2,638,414	$2,376,982

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenue:
System sales	$26,498	$35,220	$85,978	$116,176
Professional services	49,003	62,749	169,293	201,615
Maintenance	117,928	119,263	351,840	354,295
Transaction processing and other	136,762	143,462	414,973	423,276

Total revenue	330,191	360,694	1,022,084	1,095,362

Cost of revenue:
System sales (excluding amortization of software development and acquisition-related assets shown below)	14,767	13,582	41,176	49,342
Amortization of software development and acquisition-related assets	23,006	16,378	62,536	47,266
Professional services	47,295	54,534	162,278	173,260
Maintenance	35,841	36,564	107,864	108,850
Transaction processing and other	83,735	82,600	251,973	246,441

Total cost of revenue	204,644	203,658	625,827	625,159

Gross profit	125,547	157,036	396,257	470,203
Selling, general and administrative expenses	104,506	90,412	310,326	280,020
Research and development	49,400	37,802	151,881	112,164
Asset impairment charges	7,371	11,101	10,504	11,101
Amortization of intangible and acquisition-related assets	7,722	8,537	23,602	27,047

(Loss) income from operations	(43,452)	9,184	(100,056)	39,871
Interest expense	(6,895)	(3,718)	(21,031)	(11,930)
Other (expense) income, net	(826)	(15,845)	7,523	(15,303)

(Loss) income before income taxes	(51,173)	(10,379)	(113,564)	12,638
Income tax benefit	2,233	19,754	30,156	10,531

Net (loss) income	($48,940)	$9,375	($83,408)	$23,169

(Loss) earnings per share—basic and diluted	($0.27)	$0.05	($0.47)	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net (loss) income	($48,940)	$9,375	($83,408)	$23,169
Other comprehensive income (loss), net of taxes:
Unrealized gain on marketable securities, net of tax	27	75	11	79
Derivatives qualifying as hedges:
Unrealized loss on interest rate swap	(79)	(433)	(112)	(1,544)
Reclassification adjustment for loss included in net (loss) income	286	432	968	1,376
Tax effect	(82)	(1)	(334)	65

Unrealized gain (loss) on interest rate swap, net of tax	125	(2)	522	(103)
Change in foreign currency translation adjustments	725	556	(1,724)	429

Total other comprehensive income (loss)	877	629	(1,191)	405

Comprehensive (loss) income	($48,063)	$10,004	($84,599)	$23,574

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	($83,408)	$23,169
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	131,797	110,582
Stock-based compensation expense	28,594	26,463
Excess tax benefits from stock-based compensation	(3,296)	(609)
Deferred taxes	(31,537)	951
Asset impairment charges	10,504	11,101
Other (gains) losses, net	(2,660)	795
Change in fair value of 1.25% call option and cash conversion option	939	0
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	10,966	(8,094)
Prepaid expenses and other assets	(25,330)	(3,098)
Accounts payable	8,707	7,767
Accrued expenses	(8,981)	(17,916)
Accrued compensation and benefits	12,313	(1,628)
Deferred revenue	23,169	14,379
Other liabilities	(8,466)	686

Net cash provided by operating activities	63,311	164,548
Cash flows from investing activities:
Capital expenditures	(56,988)	(55,481)
Capitalized software	(30,462)	(39,340)
Cash paid for business acquisitions, net of cash acquired	(148,875)	0
Sales and maturities of other investments	12,855	84

Net cash used in investing activities	(223,470)	(94,737)
Cash flows from financing activities:
Proceeds from issuance of 1.25% senior cash convertible notes, net of issuance costs	336,962	0
Purchase of call option related to 1.25% senior cash convertible notes	(82,800)	0
Proceeds from issuance of warrants, net of issuance cost	51,208	0
Proceeds from issuance of common stock	11,256	4,042
Excess tax benefits from stock-based compensation	3,296	609
Taxes paid related to net share settlement of equity awards	(7,884)	(4,352)
Payments of capital lease obligations	(416)	(635)
Payments of acquisition financing obligations	(29,671)	0
Credit facility payments	(574,281)	(233,259)
Credit facility borrowings, net of issuance costs	410,983	324,035
Repurchase of common stock	0	(225,961)

Net cash provided by (used in) financing activities	118,653	(135,521)

Effect of exchange rate changes on cash and cash equivalents	(1,660)	1,629

Net decrease in cash and cash equivalents	(43,166)	(64,081)
Cash and cash equivalents, beginning of period	103,956	157,753

Cash and cash equivalents, end of period	$60,790	$93,672

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

Certain prior period revenue amounts in system sales have been reclassified to maintenance revenue to conform to the current period presentation. The amount reclassified for each period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Revenue reclassifications from system sales to maintenance	$0	$0	$0	$6,317

Effective in the third quarter of 2013, we changed our presentation of accounts receivable by reclassifying to the related allowance the deferred revenue directly associated with account balances that were deemed to be uncollectible. The amount reclassified from deferred revenue to the accounts receivable allowance was $7.5 million at December 31, 2012.

Unaudited Interim Financial Information

The interim consolidated financial statements as of and for the three and nine months ended September 30, 2013 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in our results of operations.

Goodwill and Intangible Assets

In accordance with GAAP, goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized and are tested for impairment at least annually. The goodwill impairment analysis is comprised of two steps. In step one, the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In step two, the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss would be recorded equal to the excess. We perform our annual test for impairment of goodwill and indefinite lived intangible assets as of the first day of our fiscal fourth quarter. We do not test our goodwill and indefinite lived intangible assets for impairment at any other time unless specific circumstances indicate there is a possibility that impairment has occurred. During this fiscal year no such circumstances have arisen and, accordingly, we did not perform any tests for impairment during the three and nine months ended September 30, 2013.

Accounting guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the remaining estimated useful lives of those assets, including the period being reported on. If estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance regarding the presentation requirements for reclassifications out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012 and we adopted the new guidance in the first quarter of 2013. The adoption of this accounting guidance had no impact on our consolidated results.

Accounting Pronouncements Not Yet Adopted

In March 2013, the FASB issued updated authoritative guidance to resolve the diversity in practice about whether FASB Account Standards Codification (“ASC”) Subtopic 810-10, Consolidation—Overall, or ASC Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This guidance is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-011, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides specific guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

2. Business Combinations

To better deliver comprehensive care coordination and population health management across hospitals, physician practices, and home care systems, during the nine months ended September 30, 2013 we acquired dbMotion, Ltd. (“dbMotion”), a leading supplier of community health solutions, and we acquired the assets of Jardogs LLC (“Jardogs”), a top-rated patient engagement solution provider. These acquisitions advance our strategy to offer full integration of heterogeneous systems across the care continuum, enabling solutions for a Connected Community of Health™. dbMotion provides a strategic platform for care coordination and population health management that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. The Jardogs FollowMyHealth™ patient engagement platform enables patients to actively participate in their care, critical for at-risk populations, and empowers consumers with the solution they need to monitor and optimize health status.

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

The results of dbMotion are included in the accompanying consolidated statements of operations from and after March 4, 2013.

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

On June 28, 2013, the liability for the deferred cash consideration payable in the transaction was funded by placing the funds with an escrow agent, and the subordinated promissory note was repaid in full. Both the deferred cash consideration and subordinated promissory note were accruing interest at a 10% annual rate. These transactions were funded using proceeds from the initial draw down on our new revolving credit facility (see Note 8, “Debt”).

The carrying value of our 4.25% interest in dbMotion prior to the acquisition was $5 million, which we accounted for using the cost method. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.4 million, resulting in a gain of approximately $3.4 million which is included in other (expense) income, net in the accompanying consolidated statement of operations and other (gains) losses, net in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2013. The remeasured fair value of our prior interest in dbMotion was estimated based on the fair value of consideration transferred to acquire the remaining 95.75% of dbMotion, less an estimated control premium of 15%. The inputs into this fair value estimate reflect our market assumptions based on premiums observed in similar transactions within our industry.

The preliminary allocation of the fair value of the consideration transferred was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary area of the preliminary allocation of the fair value of the consideration transferred that is not yet finalized relates to the fair value of the total consideration transferred and therefore may result in an additional increase in the residual value allocated to goodwill of up to $1 million before the close of the measurement period. During the six months ended June 30, 2013, measurement period adjustments, including approximately $1 million to increase deferred cash consideration, $1.2 million to reduce the fair value of prepaid expenses and other current assets, $1.3 million to reduce the fair value of other long-term assets, $0.5 million to reduce the fair value of other accrued liabilities, and other minor adjustments to acquired cash and net deferred tax liabilities, combined to result in an increase of approximately $3.2 million in the residual allocation to goodwill. No additional measurement period adjustments were recorded during the three months ended September 30, 2013. The preliminary allocation of the fair value of the consideration transferred, including measurement period adjustments through September 30, 2013, is as follows:

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

Acquisition costs related to the dbMotion acquisition totaled approximately $1.8 million and $6.0 million for the three and nine months ended September 30, 2013, respectively. These costs primarily consist of seller transaction costs of $0.5 million during the nine months ended September 30, 2013 and employee compensation costs of approximately $1.8 million and $4.2 million for the three and nine months ended September 30, 2013, respectively, which are included in selling, general and administrative expenses. In addition, we incurred $2.4 million and $5.2 million for the three and nine months ended September 30, 2013, respectively, related to product consolidation activities, which are included in asset impairment charges. Additional employee compensation of approximately $4.1 million related to the dbMotion acquisition is expected to be incurred during the twelve months following the third quarter of fiscal 2013.

The acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives and consist of the following amounts for each class of acquired intangible asset representing a provisional allocation of the fair value of the consideration transferred subject to future adjustment pending the completion of our acquisition accounting as noted above:

(Dollar amounts in thousands) Description	Useful Life in Years	Fair Value
Core technology	10	$80,100
Maintenance agreements	12	2,500
Services backlog	2	2,000
Non-compete	3	500
Trade name	2	350

		$85,450

The revenue and net loss of dbMotion since March 4, 2013 that are included in our consolidated statement of operations for the three and nine months ended September 30, 2013, and the supplemental pro forma revenue and net loss of the combined entity, presented as if the acquisition of dbMotion had occurred on January 1, 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$124	$0	$852	$0
Net loss	($9,579)	$0	($21,119)	$0
Supplemental pro forma data for combined entity:
Revenue	$331,527	$360,508	$1,025,951	$1,095,550
Net (loss) income	(47,139)	$1,056	(86,667)	(4,194)
Net (loss) earnings per share, basic and diluted	($0.26)	$0.01	(0.49)	($0.02)

The supplemental pro forma data has been calculated after applying our accounting policies and adjusting the results of dbMotion to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, together with the consequential tax effects. Supplemental pro forma earnings for the three and nine months ended September 30, 2013 were adjusted to exclude acquisition-related costs incurred during the period as well as the nonrecurring gain related to the fair value adjustment of our prior cost method investment in dbMotion. Supplemental pro forma earnings for the three and nine months ended September 30, 2012 were adjusted to include these items. The effects of transactions between Allscripts and dbMotion during the periods presented have been eliminated.

Amortization of software development costs and acquisition-related assets in our consolidated statement of operations for the three and nine months ended September 30, 2013 includes approximately $2.9 million and $4.7 million, respectively, related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately $1.0 million and $1.7 million, respectively, related to system sales, approximately $1.1 million and $1.2 million, respectively, related to professional services, and approximately $0.8 million and $1.8 million, respectively, related to maintenance.

Acquisition of Jardogs LLC

Also on March 4, 2013, we acquired substantially all of the assets of Jardogs for $24 million in cash. The allocation of the fair value of the consideration transferred is as follows: approximately $4 million of intangible assets related to technology, including Jardogs’ portal software, $2 million of intangible assets related to customer relationships, net deferred tax assets of approximately $0.5 million, and goodwill of approximately $17 million. Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of Jardogs’ product offerings with those of Allscripts. The acquired intangible assets, excluding goodwill, have estimated useful lives of 10 years and are being amortized on a straight-line basis.

The pro forma impact of the Jardogs acquisition on current and prior periods, as well as the net revenues and operating losses generated by Jardogs subsequent to its acquisition for the three and nine months ended September 30, 2013, is not material.

Acquisition and integration-related costs related to the Jardogs acquisition are included in selling, general and administrative expenses and totaled approximately $0.7 million for the nine months ended September 30, 2013. We did not incur any significant acquisition and integration-related costs related to the Jardogs acquisition during the third quarter of 2013.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the embedded conversion option liability. See Note 8, “Debt,” and Note 10, “Derivative Financial Instruments,” for further information, including defined terms, regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair values as of September 30, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	September 30, 2013				December 31, 2012
(In thousands)		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash equivalents	$2,037	$0	$0	$2,037	$14,653	$0	$0	$14,653
Marketable securities	Long-term marketable securities	0	1,373	0	1,373	0	1,706	0	1,706
1.25% Call Option	Other assets	0	0	102,483	102,483	0	0	0	0
Cash conversion option	Other liabilities	0	0	(103,421)	(103,421)	0	0	0	0
Interest rate swap	Other liabilities	0	(678)	0	(678)	0	(1,534)	0	(1,534)

Total		$2,037	$695	($938)	$1,794	$14,653	$172	$0	$14,825

At December 31, 2012 we held investments in certain non-marketable equity securities in which we did not have a controlling interest or significant influence. These investments were recorded at cost with a carrying value of $13 million at December 31, 2012 and were included in other assets in the accompanying consolidated balance sheets. During the first fiscal quarter of 2013, one of these investments, Humedica, was sold for cash proceeds of approximately $12.5 million, plus an additional $2 million held in escrow, resulting in a gain of approximately $4.7 million which is included in other (expense) income, net, in the accompanying consolidated statement of operations and other (gains) losses, net in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2013. The other significant investment in non-marketable equity securities consisted of our 4.25% equity interest in dbMotion. On March 4, 2013, we acquired the entire remaining equity interest in dbMotion, which is now consolidated in our financial statements. Refer to Note 2, Business Combinations, for additional information regarding the acquisition of dbMotion. The carrying value of our interest in dbMotion prior to the acquisition was $5 million. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.4 million, resulting in a gain of approximately $3.4 million which is included in other (expense) income, net in the accompanying consolidated statement of operations for the nine months ended September 30, 2013. At September 30, 2013, our remaining investment in non-marketable equity securities is not material.

Our long-term financial liabilities include amounts outstanding under our senior secured credit facilities with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% cash convertible notes also approximates fair value at September 30, 2013 since the effective interest rate on the notes approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders’ Equity

Stock-based Awards

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the appropriate service period typically on a straight-line basis, net of estimated forfeitures. We recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The fair value of stock options granted during the three and nine months ended September 30, 2013 was determined using the Black-Scholes-Merton valuation model and reflects the following input assumptions. No stock options were granted during fiscal 2012.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Weighted average exercise price	$15.22	$13.78
Risk-free interest rate	1.38%	0.84%
Dividend yield	0%	0%
Volatility	47.99%	54.91%
Expected life (years)	4.75	4.75

Stock-based compensation expense recognized during the three and nine months ended September 30, 2013 and 2012 is included in our consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Cost of revenue:
Professional services	$607	$642	$1,924	$1,791
Maintenance	313	448	1,116	1,146
Transaction processing and other	372	530	1,271	1,378

Total cost of revenue	1,292	1,620	4,311	4,315
Selling, general and administrative expenses	6,606	5,240	17,418	16,608
Research and development	1,780	1,947	6,059	5,540

Total stock-based compensation expense	$9,678	$8,807	$27,788	$26,463

No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2013 and 2012.

We granted stock-based awards as follows:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Stock options	210	$6.37	3,829	$6.35
Service-based restricted stock units	21	$15.22	1,627	$13.98
Performance-based restricted stock units with a service condition	22	$14.67	219	$12.92
Market-based restricted stock units with a service condition	49	$18.08	565	$18.08

	302	$9.50	6,240	$9.63

During the nine months ended September 30, 2013 and the year ended December 31, 2012, approximately 2.2 million and 2.4 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Stock Repurchases

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, our Board of Directors approved the repurchase of an additional $200 million, bringing the total repurchase authorization to $400 million. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

During the three and nine months ended September 30, 2013, there were no shares repurchased pursuant to this stock repurchase program. During the nine months ended September 30, 2012, we repurchased approximately 20.7 million shares of our common stock for approximately $226 million pursuant to this program. As of September 30, 2013, the amount available for repurchase of our common stock under this program was approximately $123 million.

Net Share-settlements

Upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that have vested in 2013 and 2012 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld for the nine months ended September 30, 2013 and 2012 were 564 thousand and 303 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Issuance of Warrants

During June 2013, in connection with the issuance of our 1.25% Cash Convertible Senior Notes, we issued warrants (the “1.25% Warrants” as described in Note 8, “Debt”) for approximately 20.1 million shares of our common stock (subject to antidilution adjustments under certain circumstances) with an initial exercise price of $23.1350 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of approximately $51.2 million are included as additional paid in capital in the accompanying balance sheet as of September 30, 2013. The 1.25% Warrants expire over a period of 70 trading days beginning on October 1, 2020 and are exercisable only upon expiration. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants.

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. The warrant becomes void if certain specified changes to the parties’ commercial relationship occur. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and is valued based on an option pricing model that uses observable and unobservable market data for inputs. During the third quarter of 2013, we recognized approximately $0.8 million of the warrant fair value as a reduction to transaction processing and other revenues.

Stockholder Rights Plan

We are authorized to issue up to 1 million shares of preferred stock, of which 349 thousand shares have been designated as Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement discussed below. As of September 30, 2013 and December 31, 2012, no shares of preferred stock were issued or outstanding.

On May 5, 2012, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on May 17, 2012. Each Right entitled its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $45.00 per Right, subject to adjustment. The Rights Plan expired on May 6, 2013.

5. (Loss) Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted-average shares of common stock outstanding and dilutive common stock equivalents. Dilutive common stock equivalents consist of stock options, restricted stock unit awards and warrants calculated under the treasury stock method.

The calculations of (loss) earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Basic (Loss) Earnings per Common Share:
Net (loss) income	($48,940)	$9,375	($83,408)	$23,169

Net (loss) income available to common stockholders	($48,940)	$9,375	($83,408)	$23,169

Weighted-average common shares outstanding	178,166	170,874	176,517	181,156

Basic (Loss) Earnings per Common Share	($0.27)	$0.05	($0.47)	$0.13

Diluted (Loss) Earnings per Common Share:
Net (loss) income	($48,940)	$9,375	($83,408)	$23,169

Net (loss) income available to common stockholders	($48,940)	$9,375	($83,408)	$23,169

Weighted-average common shares outstanding	178,166	170,874	176,517	181,156
Dilutive effect of stock options, restricted stock unit awards and warrants	0	1,880	0	1,835

Weighted-average common shares outstanding assuming dilution	178,166	172,754	176,517	182,991

Diluted (Loss) Earnings per Common Share	($0.27)	$0.05	($0.47)	$0.13

Under GAAP, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss available to common stockholders for the three and nine months ended September 30, 2013, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three and nine months ended September 30, 2013.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	24,839	2,340	11,388	1,182

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$445,960	($222,720)	$223,240	$361,660	($197,383)	$164,277
Customer contracts and relationships	542,205	(345,687)	196,518	534,355	(323,646)	210,709

Total	$988,165	($568,407)	$419,758	$896,015	($521,029)	$374,986

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,189,585			1,039,364

Total			$1,241,585			$1,091,364

In connection with our acquisitions of dbMotion and Jardogs during the nine months ended September 30, 2013, we have recognized additional goodwill in the amount of $153.6 million, of which $136.6 million with respect to dbMotion, including an increase of approximately $3.2 million during the nine months ended September 30, 2013 as a result of various measurement period adjustments, has been recognized provisionally and remains subject to future adjustments. Refer to Note 2, “Business Combinations” for additional information regarding the acquisitions. Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have reported Remote Hosting as a separate segment and have presented the portion of goodwill allocated to this segment within our reconciliation to consolidated amounts in the table below. Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2013 were as follows:

(In thousands)	Software Delivery	Services Delivery	Client Support	Pathway Solutions	IT Outsourcing	Remote Hosting	Total
Balance as of December 31, 2012	$320,299	$87,665	$327,793	$208,795	$59,029	$35,783	$1,039,364
Additions arising from business acquisitions:
dbMotion	68,064	60,144	8,423	0	0	0	136,631
Jardogs	0	0	0	17,016	0	0	17,016

Total additions to goodwill	68,064	60,144	8,423	17,016	0	0	153,647
Impairment of goodwill	0	0	0	0	0	0	0
Other adjustments to goodwill	(1,056)	(289)	(1,080)	(688)	(195)	(118)	(3,426)

Balance as of September 30, 2013	$387,307	$147,520	$335,136	$225,123	$58,834	$35,665	$1,189,585

There were no accumulated impairment losses associated with our goodwill at September 30, 2013 or December 31, 2012.

7. Asset Impairment Charges

In October of 2012, we publicly announced a plan to standardize our small office electronic health record and practice management systems which included the convergence, over time, of our MyWay Electronic Health Record System (“MyWay”) with our Professional Suite Electronic Health Record System. We offered MyWay clients the option to migrate to the converged platform at no additional cost if they elected to do so by September 30, 2013. As a result, we recorded non-cash charges to earnings of $5.0 million and $11.1 million, respectively, during the three months ended September 30, 2013 and 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay and other deferred costs relating to MyWay, which were determined to be unrealizable at September 30, 2013. During the three and nine months ended September 30, 2013, we also recorded non-cash charges of $2.4 million and $5.5 million, respectively, of software and fixed asset impairment charges primarily related to product consolidation activities associated with the dbMotion acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Asset impairment charges	$7,371	$11,101	$10,504	$11,101

8. Debt

Debt outstanding, excluding capital lease obligations, consisted of the following:

	September 30, 2013			December 31, 2012
(In thousands)	Principal Balance	Unamortized Discount	Net Carrying Amount	Principal Balance	Unamortized Discount	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$80,003	$264,997	$0	$0	$0
Senior Secured Credit Facilities (long-term portion)	268,125	2,577	265,548	362,697	0	362,697
Senior Secured Credit Facilities (current portion)	14,063	999	13,064	78,770	0	78,770

Total debt	$627,188	$83,579	$543,609	$441,467	$0	$441,467

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Interest expense	$3,653	$2,432	$10,918	$8,125
Amortizaton of discounts	2,732	0	3,055	0
Amortizaton of debt issuance costs	510	1,286	3,157	3,805
Write off of unamortized deferred debt issuance costs	0	0	3,901	0

Total interest expense	$6,895	$3,718	$21,031	$11,930

1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the Call Spread Overlay described below and transaction costs, including approximately $0.3 million of accrued professional fees at September 30, 2013. Additionally, we used $300 million of the net proceeds to repay a portion of the outstanding indebtedness under the senior secured credit facilities.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1 and July 1 of each year, at a rate of 1.25% per annum commencing on January 1, 2014. The 1.25% Notes will mature on July 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

The 1.25% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.25% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of 1.25% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.25% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.25% Notes, equal to the settlement amount, determined in the manner set forth in the indenture governing the 1.25% Notes (the “Indenture”).

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

If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or part of their 1.25% Notes at a repurchase price equal to 100% of the principal amount of the 1.25% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Indenture provides for customary events of default, including cross acceleration to certain other indebtedness of ours, and our subsidiaries.

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

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 10, “Derivative Financial Instruments.”

As noted above, the reduced carrying value on the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt, which is seven years. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes is 5.4%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of September 30, 2013, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of approximately seven years. The 1.25% Notes’ if-converted value did not exceed their principal amount as of September 30, 2013.

In connection with the settlement of the 1.25% Notes, we paid approximately $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option (defined below) and the 1.25% Warrants (defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and will be amortized over the term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant. The outstanding capitalized amount of transaction costs related to the 1.25% Notes was $8.0 million and is included within other assets on our consolidated balance sheet as of September 30, 2013.

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Coupon interest at 1.25%	$1,078	$0	$1,234	$0
Amortizaton of original issuance discount	2,474	0	2,797	0
Amortizaton of debt issuance costs	295	0	344	0

Total interest expense related to the 1.25% Notes	$3,847	$0	$4,375	$0

1.25% Notes Call Spread Overlay

Concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million from the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instruments and is discussed further in Note 10, “Derivative Financial Instruments.” The 1.25% Warrants are equity instruments and are further discussed in Note 4, “Stockholders’ Equity.”

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of our common stock exceeds the strike price of the 1.25% Call Option during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period under the 1.25% Warrants, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.25% Warrants are exercised. Pursuant to the 1.25% Warrants transaction, we issued 20,074,481 warrants with a strike price of $23.1350 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

Credit Facility

On June 28, 2013, we entered into a Credit Agreement (the “2013 Credit Agreement”) with a syndicate of financial institutions. The 2013 Credit Agreement provides for a $225 million senior secured term loan (the “Term Loan”) and a $425 million senior secured revolving facility (the “Revolving Facility”), each with a five year term (collectively, the “Senior Secured Credit Facility”). The Term Loan is repayable in quarterly installments commencing on September 30, 2013. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. On June 28, 2013, we borrowed $60 million under the Revolving Facility in connection with our entry into the 2013 Credit Agreement.

The proceeds of the Term Loan were used to repay the existing debt under the prior credit agreement, and to pay fees and expenses in connection with the refinancing. In conjunction with the closing of the 2013 Credit Agreement, we used a portion of the proceeds from the borrowings under the Revolving Facility to refinance the seller notes and deferred purchase price obligations incurred in connection with our acquisition of dbMotion, (see Note 2, “Business Combinations”). The proceeds of the Revolving Facility can be used to finance our working capital needs and for general corporate purposes, including, without limitation, financing of permitted acquisitions, and for share repurchases. We are also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facility bear interest, at our option (except with respect to foreign currency loans), at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in United States dollars, subject to availability to all affected lenders, 7 or 14 days (as selected by us), appearing on pages LIBOR01 or LIBOR02 or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for United States dollars for a one month interest period plus 1.0%, plus, in each case, the applicable margin. Foreign currency loans bear interest according to clause (1) above with certain adjustments and fees applicable to fronted foreign currency loans. The applicable margin for borrowings under our Senior Secured Credit Facility will initially be 1.25% for all loans except for loans based on the Eurocurrency Rate, for which the applicable margin will initially be 2.25%.

Subject to certain agreed upon exceptions, all obligations under our Senior Secured Credit Facility are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries, other than Coniston Exchange LLC and any domestic subsidiary owned by one of our foreign subsidiaries, including dbMotion (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement, dated as of June 28, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, certain of our other subsidiaries, and JPMorgan Chase Bank, N.A., as administrative agent.

Our obligations under our Senior Secured Credit Facility, any swap agreements and any cash management arrangements provided by any lender, are secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts Healthcare Solutions, Inc. and our guarantor subsidiaries.

Our Senior Secured Credit Facility requires us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. In addition, the 2013 Credit Agreement requires mandatory prepayments of the debt outstanding under the facilities in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

Our Senior Secured Credit Facility also contains certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

In connection with our entry into the 2013 Credit Agreement, we incurred fees and other costs aggregating to approximately $3.1 million. In addition, approximately $5.5 million of deferred costs associated with the previous credit facility will carry over to the new Senior Secured Credit Facility. Of those combined amounts, fees paid directly to the lending parties of approximately $3.8 million were recorded as an original issue discount and fees and costs of approximately $4.3 million were recorded as deferred charges, both of which will be amortized to interest expense over the term of the new facilities. The outstanding capitalized amount of deferred charges was $4.1 million and is included within other assets on our consolidated balance sheet as of September 30, 2013. Also in connection with our entry into the 2013 Credit Agreement, approximately $3.4 million of deferred debt issuance costs associated with our previous credit facility and $0.5 million of fees incurred in connection with the new facility were written off to interest expense during the three months ended June 30, 2013 and are included in other (gains) losses, net in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2013.

As of September 30, 2013, $222 million under the Term Loan, $60 million under the Revolving Facility, and $1.2 million in letters of credit were outstanding under the 2013 Credit Agreement. As of September 30, 2013, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.25%, which totaled 2.43%. Refer to Note 10, “Derivative Financial Instruments,” for a discussion of our interest rate swap agreement. We were in compliance with all covenants under the 2013 Credit Agreement as of September 30, 2013. Unamortized deferred debt issuance costs totaled $12.1 million and are included within other assets on the consolidated balance sheet as of September 30, 2013.

As of September 30, 2013, we had $363.8 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our 2013 Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facilities as of September 30, 2013:

(Dollar amounts in thousands)	Total	Remainder of 2013	2014	2015	2016	2017	2018	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	222,188	2,813	16,875	28,125	39,375	50,625	84,375	0
Senior Secured Revolving Facility	60,000	0	0	0	0	0	60,000	0

	$627,188	$2,813	$16,875	$28,125	$39,375	$50,625	$144,375	$345,000

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

9. Income Taxes

The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2013 could be different from the forecast rate. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, income attributable to foreign jurisdictions taxed at lower rates, state taxes, permanent differences, tax credits and certain discrete items. The effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
(Loss) income before income taxes	($51,173)	($10,379)	($113,564)	$12,638
Income tax benefit	$2,233	$19,754	$30,156	$10,531
Effective tax rate	4.4%	190.3%	26.6%	(83.3%)

Our effective tax rates for the three and nine months ended September 30, 2013 were affected by the recognition of a valuation allowance of $16.3 million in the third quarter of 2013 for federal credit carryforwards and state net operating loss carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the quarter ended September 30, 2013, we determined that the projected results of our current year operations would be lower than projected during the quarter ended June 30, 2013. Using this new evidence, we determined that it was uncertain that we will realize the deferred tax asset for these carryforwards within the carryforward period.

Our effective tax rates for the three and nine months ended September 30, 2012 were affected by the recognition of a $16 million tax benefit related to the settlement of an acquired tax position for an amount less than the carrying value of the uncertain tax liability in the third quarter of 2012. The acquired tax position was indemnified by Misys plc and a related tax indemnification asset was previously included within other assets in our consolidated balance sheet. Since the settlement amount was less than the carrying value of the indemnification asset, we recorded a write-off of the remaining indemnification asset, which is included in other (expense) income, net within the consolidated statement of operations for the three and nine months ended September 30, 2012. The resulting charge of $16 million was substantially non-deductible for tax purposes and therefore increased the effective tax rate for the entire 2012 year.

Excluding the tax effects of the valuation allowance and the settlement of the acquired tax position, our effective tax rate for the three months ended September 30, 2013 is lower than the rate for the same period last year, and our effective tax rate for the nine months ended September 30, 2013 is higher than the rate for the same period last year. Excluding the tax effects of the valuation allowance and the settlement of the acquired tax position, our effective tax rate for the three months ended September 30, 2013 is lower than the rate for the same period last year, primarily due to additional 2011 U.S. research and development credit recorded as a discrete item in the same period last year. Our effective tax rate for the nine months ended September 30, 2013 is higher compared to the prior year, primarily due to the impact of the U.S. research and development credit for 2012 and 2013, enacted on January 1, 2013. The impact of the 2012 credit is included in our tax benefit for the nine months ended September 30, 2013 as a discrete item of $2.9 million.

Our unrecognized income tax benefits were $21.0 million and $18.1 million as of September 30, 2013 and December 31, 2012, respectively. The increase of approximately $2.9 million is attributable to unrecognized tax benefits related to research and development tax credits. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

10. Derivative Financial Instruments

1.25% Call Option

We entered into the 1.25% Call Option with certain of the initial purchasers of the 1.25% Notes (the “Option Counterparties”). These transactions, along with the sale of the 1.25% Warrants, represent the Call Spread Overlay (refer to Note 8, “Debt”). We used $82.8 million of the proceeds from the issuance of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million for the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes.

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

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 3, “Fair Value Measurements.” The fair value of the 1.25% Call Option at September 30, 2013 was approximately $102.5 million.

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other (expense) income, net. For the three and nine months ended September 30, 2013, the change in the fair value of the 1.25% Call Option resulted in gains of $21.4 million and $19.7 million, respectively. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other (expense) income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 3, “Fair Value Measurements.” The fair value of the embedded cash conversion option at September 30, 2013 was approximately $103.4 million. For the three and nine months ended September 30, 2013, the change in the fair value of the embedded cash conversion option resulted in losses of $22.3 million and $20.6 million, respectively. These losses were slightly higher than the gains recognized on the 1.25% Call Option over the same periods.

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and an expiration date of October 31, 2014. At September 30, 2013, the notional amount of the interest rate swap agreement was $150 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facility). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheet. Amounts accumulated in other comprehensive income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero as it nears expiration.

The fair value of our interest rate swap was a liability of approximately $0.7 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively. We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Effective Portion
Current period increase (decrease) in fair value recognized in OCI	$207	($1)	$856	($168)
Tax effect	(82)	(1)	(334)	65

Net	$125	($2)	$522	($103)

Loss reclassified from OCI to interest expense	$286	$432	$968	$1,376
Amount excluded from Effectiveness Assessment and Ineffective Portion Gain (loss) recognized in other income (expense)	$0	$0	$0	$0

We estimate that approximately $0.7 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 12 months. This amount has been calculated assuming the variable effective interest rate of 2.43% as of September 30, 2013 remains the same through the next 12 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2013 and 2012.

11. Contingencies

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed a lawsuit against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida. On our motion, the case was transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. Prior to serving the complaint, Pegasus filed an amended complaint dropping two of the claims that had been asserted and adding two additional defendants, which are two now-defunct Florida corporations that formerly did business with us. The amended complaint asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that we purchased in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from Pegasus in approximately 1999. On April 16, 2013, Plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013 we filed our First Amended Answer, Defenses, and Counterclaims to Plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against Pegasus for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. Also on June 27, 2013, Pegasus filed a Motion to Dismiss these Counterclaims, which was heard by the Court with all other pending motions on October 25, 2013. The Court extended the expert report deadlines in the case (including any rebuttal reports) until December 31, 2013. The parties must engage in mediation on this matter by no later than December 31, 2013. The case is currently scheduled for trial in April 2014. We intend to continue to defend this matter and pursue its counterclaims vigorously. We believe that we have a strong position in this matter, but the outcomes of intellectual property-related lawsuits are often uncertain.

On December 27, 2012, Pain Clinic of Northwest Florida, Inc. filed a Complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us. On January 29, 2013, a First Amended Complaint was filed in this lawsuit through which American Pain Care Specialists, LLC, Advanced Pain Specialists, Inc., and South Baldwin Family Practice, LLC were added as additional plaintiffs. The plaintiffs currently seek to certify a class of all similarly situated physician-customers that purchased the MyWay product and seek damages for various claims, including breach of warranty and unjust enrichment. On February 5, 2013, we filed a motion to compel arbitration and to dismiss or stay the lawsuit during arbitration, and a motion to stay discovery during arbitration, which were both denied by the trial court. We have appealed the denial of the motion to compel arbitration and to dismiss or stay the lawsuit during arbitration, and are currently pursuing that appeal before Florida’s Third District Court of Appeal. On May 6, 2013, the plaintiffs filed a Second Amended Complaint, in which the plaintiffs dropped the claim for breach of warranty, and added claims for tortious interference with business relationships, violations of Florida’s Deceptive and Unfair Trade Practices Act (Fla. Stat. § 501.201, et seq.), and violations of various other states’ consumer protection laws. We filed our motion to dismiss the Second Amended Complaint on June 24, 2013 and the Plaintiffs responded on July 16, 2013. The parties mutually agreed to engage in alternative dispute resolution, during which time all discovery and appellate arguments are stayed. We intend to continue to vigorously defend against these claims if such efforts are unsuccessful.

On January 30, 2013, Costco Wholesale Corporation delivered a demand for arbitration against us in connection with our offer to upgrade our MyWay clients to Allscripts Professional. The demand for arbitration seeks certain equitable relief in connection with the upgrade offer and also seeks damages for breach of contract and breach of an alleged duty of good faith and fair dealing. On February 20, 2013, we responded to the demand for arbitration. Costco has stayed further action in the arbitration pending alternative dispute resolution, but we intend to vigorously defend against these claims if such efforts are unsuccessful.

On February 26, 2013, a lawsuit was filed by Cardinal Health 200, LLC (“Cardinal”) against us in the Court of Common Pleas for Franklin County, Ohio. Cardinal seeks damages of no less than $3,978,000 for alleged breaches of contract by us in connection with our offer to upgrade our MyWay clients to Allscripts Professional or, alternatively, a declaration that we invalidly terminated our agreement with Cardinal. The case is currently scheduled for trial in April 2014. We intend to continue to defend this matter vigorously.

In the opinion of management, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to the above matters. However, the outcome of the foregoing litigation is inherently uncertain, and we may incur substantial defense costs and expenses defending these matters. Also, if any of these legal matters were resolved against us for an amount in excess of management’s expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

On May 1, 2012, Physicians Healthsource, Inc. (“PHI”) filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. The parties await a decision from the 7th Circuit Court of Appeals in the case of Holtzman v. Turza, which could address claims at issue in this case. Even though such decision is still pending, the parties are proceeding with discovery. We intend to vigorously defend against these claims.

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against us, Glen Tullman, our former Chief Executive Officer, and William Davis, our former Chief Financial Officer, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased our common stock between November 18, 2010 and April 26, 2012. The plaintiffs allege that we, Mr. Tullman and Mr. Davis made materially false and misleading statements and/or omissions during the putative class period regarding our progress in integrating our and Eclipsys’ businesses following our August 24, 2010 merger with Eclipsys, and that we lacked a reasonable basis for certain statements regarding our post-merger integration efforts, operations, results and projections of future financial performance. A lead plaintiff has been appointed and on January 10, 2013, the lead plaintiff filed an amended complaint. On March 14, 2013, we filed a motion to dismiss the lead plaintiff’s amended complaint. On May 9, 2013, Plaintiff filed its opposition to our Motion to Dismiss and also filed a motion seeking leave to amend its amended complaint, which was granted by the Court. On May 28, 2013, we filed a motion to dismiss the amended complaint. On June 24, 2013, Plaintiff filed its opposition to our motion to dismiss and we replied on July 22, 2013. We intend to vigorously defend against these claims.

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County Illinois against us, Paul Black, our Chief Executive Officer; former officers Glen Tullman and William Davis; and current and former board members Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, and Michael Kluger. The suit alleges breach of fiduciary duties and unjust enrichment against certain of our former and current executives who allegedly made misleading claims about our business and financial state, causing our stock price to be artificially inflated and then drop sharply when our reported earnings below expectations and disclosed a “leadership dispute” in an SEC filing. At present, our time to respond to the complaint is tolled pending the resolution of the motion to dismiss in the Bristol County Retirement System lawsuit.

In the opinion of management, there is a reasonable possibility we may incur losses with respect to the three matters immediately above, although management does not believe it is currently possible to estimate the possible loss or range of loss at this time. We will continue to evaluate the potential exposure related to these matters in future periods.

In addition to the legal claims and proceedings discussed above, we are involved in various legal claims and proceedings related to alleged infringement of third party intellectual property rights, commercial, labor and employment, and other matters, and we make commitments and incur obligations, all in the ordinary course of business. In general, the resolution of a legal claim or proceeding could prevent us from offering our products and services to customers, or could adversely affect our financial condition or results of operations.

12. Business Segments

We use the following reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing. Pathway Solutions and IT Outsourcing, which were reported under the Managed Services segment in the first quarter of 2012, are now separately presented consistent with changes in our internal reporting to our chief operating decision maker.

Software Delivery primarily includes revenue from system sales, which is comprised of software license fees and hardware revenue, plus recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients. Services Delivery (i.e. professional services) derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services. Client Support (i.e. maintenance) derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers. Pathway Solutions includes revenue and the related expenses incurred from EDI medical claims processing for clients and our patient portal SaaS solution, and IT Outsourcing derives its revenue from services provided to clients where we assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets, and includes the related expenses incurred to deliver IT outsourcing solutions to our clients. Remote Hosting is an operating segment that does not meet the quantitative thresholds for determining reportable segments; however, we have presented the revenues and income from operations related to this segment within our reconciliation to consolidated amounts in the table below. All revenues from our Pathway Solutions, IT Outsourcing and Remote Hosting operating segments are included in transaction processing and other.

Our chief operating decision maker uses segment revenues and income from operations as measures of performance and to allocate resources. In determining revenue and income from operations for our segments, we do not include the amortization of acquisition-related deferred revenue adjustments in revenue, and we exclude amortization of intangible assets and stock-based compensation expense from the operating expense segment data provided to our chief operating decision maker. Accordingly, these amounts are not included in our reportable segment results and are included in Unallocated Amounts.

Unallocated Amounts include our corporate general and administrative expenses, which are centrally managed, research and development expenses, including the amortization of software development costs, which are not attributed to an operating segment and asset impairment charges. These expenses, which are included in Unallocated Amounts below, are not part of the segment profitability results reviewed by management and, therefore, are not allocated to our reportable segments. These unallocated amounts are separately presented in the table below in order to reconcile segment information to the consolidated amounts. Additionally, we do not track our assets by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Revenue:
Software Delivery	$75,396	$77,229	$222,886	$244,773
Services Delivery	50,293	62,462	169,680	197,669
Client Support	118,460	118,315	352,758	353,674
Pathway Solutions	36,760	42,796	117,609	130,117
IT Outsourcing	35,016	41,261	114,002	119,262
Remote Hosting	17,103	17,854	51,298	52,790
Unallocated Amounts	(2,837)	777	(6,149)	(2,923)

Total revenue	$330,191	$360,694	$1,022,084	$1,095,362

(Loss) income from operations:
Software Delivery	$5,196	$9,223	$27,799	$34,296
Services Delivery	3,639	8,390	10,314	26,033
Client Support	81,088	81,143	239,994	242,828
Pathway Solutions	22,730	26,118	71,551	79,719
IT Outsourcing	5,248	8,978	19,888	25,298
Remote Hosting	(2,011)	668	(4,445)	1,146
Unallocated Amounts	(159,342)	(125,336)	(465,157)	(369,449)

Total (loss) income from operations	($43,452)	$9,184	($100,056)	$39,871

13. North American Site Consolidation Plan

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

During the three and nine months ended September 30, 2013, we incurred $1.0 million and $13.4 million, respectively, in severance costs resulting from the Site Consolidation Plan, all of which are included in selling, general and administrative expenses in our consolidated statements of operations. We have also incurred relocation and other costs related to the Site Consolidation Plan of approximately $2.4 and $3.8 million, respectively, during the three and nine months ended September 30, 2013. These costs are included in selling, general and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2013 with the exception of $1.9 million and $2.6 million for the three and nine months ended September 30, 2013, respectively, which are included in research and development. The portion of these costs allocable to our reportable segments is not material. We have a remaining liability for accrued severance and other costs of $5.9 million related to the Site Consolidation Plan included in accrued compensation and benefits in our consolidated balance sheet as of September 30, 2013.

During the nine months ended September 30, 2013, we incurred lease exit costs of approximately $0.7 million. Additional estimated lease exist costs yet to be incurred in connection with the Site Consolidation Plan total approximately $1.0 million. This amount is an estimate, and actual charges may vary materially based on the timing and amount of sublease income and other related expenses and changes in management’s assumptions. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as our 2012 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, which provides a more thorough discussion of our products and services, industry outlook, and business trends.

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

These acquisitions have been accounted for as purchase business combinations. Under the acquisition method of accounting, the fair value of the consideration transferred for each acquisition was allocated to the respective tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The operating results of dbMotion and Jardogs are included in the accompanying consolidated statements of operations from the date of the acquisitions, March 4, 2013. Refer to Note 2, “Business Combinations” to our consolidated financial statements for additional information regarding these acquisitions.

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

To better deliver comprehensive care coordination and population health management across hospitals, physician practices, and home care systems, in the first quarter Allscripts acquired dbMotion, a leading supplier of community health solutions and Jardogs, a top-rated patient engagement solution provider. These acquisitions advance Allscripts’ strategy to offer full integration of heterogeneous systems across the care continuum, enabling solutions for a Connected Community of Health™. dbMotion provides a strategic platform for care coordination and population health management that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. The Jardogs FollowMyHealth™ patient engagement platform enables patients to actively participate in their care, critical for at-risk populations, and empowers consumers with the solution they need to monitor and optimize health status. This is also a crucial requirement for our clients’ efforts related to Stage 2 of the EHR Incentive Program (“Meaningful Use”). Ensuring our clients successfully attest to the requirements associated with that incentive program remains a top priority for us, and all core clinical solutions are now certified as compliant with the 2014 Edition requirements.

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

We believe a combination of executive and legislative leadership at the federal and state levels, the availability of new industry standards, and incentives that exist today for electronic health record (“EHR”) use, ePrescribing and pay-for-quality initiatives are moving us toward an environment where electronic health records are as common as practice management systems in all provider offices. We believe that the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and other provisions provided by the American Recovery and Reinvestment Act (“ARRA”) will continue to be a significant driver of healthcare IT adoption. We believe that we are well positioned in the market to take advantage of the material opportunity presented by HITECH and other legislation.

Our management has taken steps to position us to have what we believe will be adequate capacity to meet the demand that could result from new orders related to HITECH, as well as requirements related to upgrading the software used by current EHR clients. These steps include supplementing our internal direct sales force with a limited number of strategic distribution partners with established sales forces focused on practices with one to three providers. Further, we have taken steps to improve the efficiency of our approach to new system installations. We use our Speed-to-Value implementation program, which standardizes certain key processes across client sites and decreases the number of hours required by our professional services team to enable installations of our clinical and practice management solutions. This strategy is predicated on repeatable, best practice workflows and was designed collaboratively by our services and development teams and is proprietary to us. The Speed-to-Value program has significantly reduced installation timeframes for our clients.

For our clients to qualify for HITECH funding, our products must meet various requirements for product certification under the HITECH regulations and must enable our clients to achieve Meaningful Use, as such term is currently defined under the 2010 and 2012 Centers for Medicare and Medicaid Services (“CMS”) Final Rules and under any future HITECH regulations and guidance that CMS may release. The CMS Final Rule provides for a phased approach to implementation of the Meaningful Use standards, with Stage 1 under way, Stage 2 set forth in the 2012 Final Rule and Stage 3 reserved for future rulemaking based on the experiences to date. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by the Certification Commission for Health Information Technology (“CCHIT”), the Drummond Group and/or other bodies to be accredited in the future, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions were certified 2011/2012 compliant by an ONC-ATCB, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. Each of our market-facing EHRs have also recently been certified as compliant with 2014 Edition requirements, as well as the FollowMyHealth™ product under the modular certification option. Management has made product development a strategic focus, with gross research and development funding expected to continue to rise up closer to 20% of revenues in the near future.

We believe that the HITECH Act and other provisions provided by the ARRA will continue to be one of the biggest drivers of healthcare IT adoption. Management believes that to date the HITECH program has resulted in additional related new orders for all of our EHR products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 will not be able to do so in compliance with the requirements for the 2014 Edition, which could present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments end in coming years, we expect that the payment adjustment phase of the program, which penalizes organizations not participating in the EHR Incentive Program, will provide a different motivation for purchase and expansion, particularly among hospitals and the largest practices.

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

We believe small-and medium-sized physician practices (those with three or fewer physicians, and four to 40 physicians, respectively) are increasingly adopting technology driven by a variety of factors, including a desire to maximize federal incentive payments, align with local hospitals, embrace new payment models made available by public and private payers, and merge with other practices, as well as other drivers. These offices typically require less time to implement and train than larger offices, so the need to plan implementations well in advance is not as critical as in larger physician organizations.

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

The vast majority of our clients continue to focus on achieving Meaningful Use under HITECH. As a result, during 2012 and 2013, much of our professional services deployment capacity was consumed by demand from our clients who wished to upgrade to the most current releases of our EHR products that are certified as meeting Meaningful Use requirements, as well as those requesting implementation of any additional modules required to achieve Meaningful Use. Our professional services margins could be impacted as we continue to supplement our staff with third-party resources to help meet the demand. We expect this trend to continue into the near future as clients react to the finalized requirements for Stage 2 of the EHR Incentive Program.

Although we believe that we have taken and continue to take the proper steps to take advantage of the opportunity presented by HITECH, given the effects the law is having on our clients, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Today, we believe we provide one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions with enterprise solutions for hospitals and health systems, we offer a unified portfolio of clinical, financial, connectivity and information solutions, as well as new capabilities to enable analytics, patient connectivity to providers, and the transition to value-based care.

Given the breadth of our solutions portfolio and client types, we believe we are uniquely positioned to connect physicians, other care providers and patients across all health-care settings, including hospitals, small or large physician practices, post-acute care facilities, or in a home health setting. We continue to compete for new opportunities among community hospitals and health systems that are looking to one information technology vendor to provide a single, end-to-end solution across all points of care. We believe our leading market share in the ambulatory space, in particular, gives us a competitive advantage in this regard as hospitals and health systems increasingly seek to leverage the EHR to build referring relationships with independent physicians across the communities they serve.

Additionally, public laws enacted several years ago to reform the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our clients. Some of these provisions (including Accountable Care Organizations and the Comprehensive Primary Care Initiative) may have a positive impact by requiring the expanded use of electronic health records and analytics tools to participate in certain federal programs, for example, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Additionally, conversations continue in the U.S. Congress around the Medicare Sustainable Growth Rate reimbursement model and possible replacement payment methodologies, some of which would further encourage the adoption of health information technology in order to satisfy possible new requirements tying the report of quality measurements to the receipt of payment through Medicare. Resolution of this issue would also address current ambiguities among physician populations and healthcare organizations and allow them to make strategic decisions about the purchase of analytic software or other solutions important to compliance with new legislation.

New payment and delivery system reform programs as have been launched related to the Medicare program are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate. As a result, we expect it is likely that the market will demonstrate a need for new revenue cycle management offerings, such as our Sunrise Financial Manager solution, as organizations consider the larger shifts in reimbursement models being rolled out across the payment spectrum, as well as the ICD-10 transition.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Third Quarter 2013 Summary

Bookings, which reflect the value of executed contracts for our solutions, totaled $236 million for the third quarter of 2013, compared to $214 million for the second quarter of 2013 and $162 million for the third quarter of 2012. This represents growth of 46% and 10% compared to the third quarter of 2012 and the second quarter of 2013, respectively. Approximately 40% of our current quarter bookings were derived from our Population Health Management solutions. During the third quarter of 2013 we continued to improve product performance and delivery execution and we believe that the market has responded positively to these initiatives as evidenced by the improvement in our bookings.

While our bookings continue to strengthen, our revenue in the current quarter does not reflect the full impact of the increase in bookings due in part to the duration of revenue recognition driven by the multi-year nature of new agreements, including an increase in the proportion of IT outsourcing and subscription-based arrangements. Total revenue for the third quarter of 2013 was $330 million compared with $361 million for the prior year comparable period. Revenue from system sales and professional services declined as we continued to feel the impact of the decline in orders which occurred during the latter part of 2012. Revenues from maintenance and transaction processing and other were essentially flat compared with the prior year.

Gross research and development spending in the third quarter of 2013 totaled $60 million and consists of research and development expense of $49 million and capitalized software costs of $11 million. This compares with gross research and development spending of $50 million in the third quarter of 2012. We continue to increase our development efforts to improve performance and accelerate product integration and innovation, which includes efforts to meet client demand for products that will enable them to achieve Meaningful Use standards. We expect to invest a total of over $200 million, which includes both research and development expenses and capitalized software development costs, in our research and development efforts during 2013.

To serve our clients and the healthcare market better, we continue to converge, over time, our MyWay and Professional Suite small office electronic health record and practice management systems (the “MyWay Transition”). We are upgrading MyWay clients who elect to migrate to the converged platform at no additional cost to those clients. We believe that the upgrade positions MyWay clients to achieve Meaningful Use Stage 2 and ICD-10 compliance, and prepares them for the shift to value-based care that focuses on costs, quality and outcomes. During the third quarter of 2013 we incurred approximately $8 million in costs and expenses associated with the MyWay Transition and additional costs and expenses will be incurred in future quarters to complete the MyWay client upgrades.

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan includes closure of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs. During the third quarter of 2013, we incurred employee severance and other costs related to the Site Consolidation Plan of approximately $4 million. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan include lease exit costs totaling approximately $1 million. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

During the third quarter of 2013, we incurred approximately $4 million of additional costs in connection with the dbMotion acquisition. These costs consist of approximately $2 million of employee compensation costs, which are included in selling, general and administrative expenses, and a non-cash charge of $2 million related to the write-off of capitalized software that was replaced by functionality found in the dbMotion product, which is included in asset impairment charges in our accompanying statement of operations for the three months ended September 30, 2013.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
System sales	$26,498	$35,220	(24.8%)	$85,978	$116,176	(26.0%)
Professional services	49,003	62,749	(21.9%)	169,293	201,615	(16.0%)
Maintenance	117,928	119,263	(1.1%)	351,840	354,295	(0.7%)
Transaction processing and other	136,762	143,462	(4.7%)	414,973	423,276	(2.0%)

Total revenue	330,191	360,694	(8.5%)	1,022,084	1,095,362	(6.7%)

Cost of revenue:
System sales (exclusive of amortization of software development and acquisition-related assets shown below)	14,767	13,582	8.7%	41,176	49,342	(16.5%)
Amortization of software development and acquisition-related assets	23,006	16,378	40.5%	62,536	47,266	32.3%
Professional services	47,295	54,534	(13.3%)	162,278	173,260	(6.3%)
Maintenance	35,841	36,564	(2.0%)	107,864	108,850	(0.9%)
Transaction processing and other	83,735	82,600	1.4%	251,973	246,441	2.2%

Total cost of revenue	204,644	203,658	0.5%	625,827	625,159	0.1%

Gross profit	125,547	157,036	(20.1%)	396,257	470,203	(15.7%)
% of Revenue	38.0%	43.5%		38.8%	42.9%
Selling, general and administrative expenses	104,506	90,412	15.6%	310,326	280,020	10.8%
Research and development	49,400	37,802	30.7%	151,881	112,164	35.4%
Asset impairment charges	7,371	11,101	(33.6%)	10,504	11,101	(5.4%)
Amortization of intangible and acquisition-related assets	7,722	8,537	(9.5%)	23,602	27,047	(12.7%)

(Loss) income from operations	(43,452)	9,184	NM	(100,056)	39,871	NM
Interest expense	(6,895)	(3,718)	85.4%	(21,031)	(11,930)	76.3%
Other (expense) income, net	(826)	(15,845)	(94.8%)	7,523	(15,303)	(149.2%)

(Loss) income before income taxes	(51,173)	(10,379)	NM	(113,564)	12,638	NM
Income tax benefit	2,233	19,754	(88.7%)	30,156	10,531	186.4%

Effective tax rate	(4.4%)	190.3%		26.6%	(83.3%)
Net (loss) income	($48,940)	$9,375	NM	($83,408)	$23,169	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
System sales	$26,498	$35,220	(24.8%)	$85,978	$116,176	(26.0%)
Professional services	49,003	62,749	(21.9%)	169,293	201,615	(16.0%)
Maintenance	117,928	119,263	(1.1%)	351,840	354,295	(0.7%)
Transaction processing and other	136,762	143,462	(4.7%)	414,973	423,276	(2.0%)

Total revenue	$330,191	$360,694	(8.5%)	1,022,084	1,095,362	(6.7%)

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Total revenue decreased during the three and nine months ended September 30, 2013 compared with the prior year comparable periods primarily due to decreases in system sales and professional services. During the three months ended September 30, 2013, software revenue decreased by $9 million while hardware revenue remained flat. During the nine months ended September 30, 2013, software and hardware revenue decreased by $24 million and $6 million, respectively. System sales were lower primarily from the decline in orders which occurred during the latter part of 2012, during which time bookings were impacted by speculation about our future corporate autonomy and the timing of new product releases. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Professional services revenue decreased compared with the prior year as a result of the decline in orders referenced above and a decrease in consulting services. During 2013 we have continued our efforts to improve product performance and delivery execution, and we believe that the market has responded positively to these initiatives as evidenced by the sequential quarterly increases in bookings during the second and third quarters of 2013. The increase in bookings during the third quarter of 2013 did not result in significant additional revenue due to the multi-year nature of new agreements, including an increase in the proportion of IT outsourcing and subscription-based services.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Total cost of revenue	$204,644	$203,658	0.5%	625,827	625,159	0.1%

Gross profit	$125,547	$157,036	(20.1%)	396,257	470,203	(15.7%)

% of Revenue	38.0%	43.5%		38.8%	42.9%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Gross profit decreased during the three and nine months ended September 30, 2013 compared with the prior year comparable periods as our revenues decreased while costs of revenue remained flat primarily due to an increase in transaction processing and other costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. In addition, the amortization of capitalized software development costs for the three and nine months ended September 30, 2013 increased by $2 million and $7 million, respectively. Partially offsetting these increases were lower costs of revenue associated with lower system sales and professional services revenue. Gross profit as a percent of revenue declined compared with the prior year due primarily to a higher mix of third-party systems sales, which carry lower gross margin, and the increases in amortization of capitalized software development costs and transaction processing-related costs discussed above. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded original estimates as we worked to enhance implementation success.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative expenses	$104,506	$90,412	15.6%	310,326	280,020	10.8%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Selling, general and administrative expenses during the three and nine months ended September 30, 2013 increased compared to the prior year. Significant increases during the three and nine months ended September 30, 2013 included: severance costs of approximately $6 million and $21 million, respectively, including $1 million and $13 million, respectively, associated with the Site Consolidation Plan; MyWay Transition costs of approximately nil and $7 million, respectively; and additional costs related to dbMotion and Jardogs of approximately $2 million and $7 million, respectively, for the three and nine months ended September 30, 2013, that were not present in the prior year periods. Selling, general and administrative expenses during the three and nine months ended September 30, 2013 compared to prior year also include approximately $1 million and $3 million, respectively, of incremental depreciation related to the upgrade of our new, integrated enterprise resource planning system. These increases were partially offset by decreases in other costs, including legal expenses and facility occupancy costs.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Research and development	$49,400	$37,802	30.7%	$151,181	$112,164	35.4%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Research and development expenses increased in the three and nine months ended September 30, 2013 over the comparable prior year periods primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve performance and accelerate product integration and innovation, which includes efforts to meet client demand for products that will enable them to achieve Meaningful Use standards. This increased level of research and development spending has enabled us to achieve certification for all of our core EHR platforms during the second fiscal quarter of 2013, a critical step to ensure client readiness to support Meaningful Use Stage 2 attestation. Also contributing to the increase for the three and nine months ended September 30, 2013 was a decrease in the capitalization of software development costs, as fewer development efforts were eligible for capitalization due to the nature of the work being performed and the development status of projects.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Asset impairment charges	$7,371	$11,101	(33.6%)	$10,504	$11,101	(5.4%)

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

In October of 2012, we publicly announced a plan to standardize our small office electronic health record and practice management systems which included the convergence, over time, of our MyWay Electronic Health Record System (“MyWay”) with our Professional Suite Electronic Health Record System. We offered MyWay clients the option to migrate to the converged platform at no additional cost if they elected to do so by September 30, 2013. As a result, we recorded non-cash charges to earnings of $5 million and $11 million, respectively, during the three months ended September 30, 2013 and 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay and other deferred costs relating to MyWay, which were determined to be unrealizable at September 30, 2013. During the three and nine months ended September 30, 2013, we also recorded non-cash charges of $2 million and $5 million, respectively, of software and fixed asset impairment charges primarily related to product consolidation activities associated with the dbMotion acquisition.

Amortization of Intangible and Acquisition-Related Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Amortization of intangible and acquisition-related assets	$7,722	$8,537	(9.5%)	$23,602	$27,047	(12.7%)

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Amortization of intangible assets recognized during the three and nine months ended September 30, 2013 decreased compared with the prior year comparable periods as certain amortization periods ended and intangible asset amounts were fully amortized, partially offset by amortization of intangible assets recently acquired through the dbMotion and Jardogs acquisitions.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Interest expense	($6,895)	($3,718)	85.4%	($21,031)	($11,930)	76.3%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Interest expense increased during the three and nine months ended September 30, 2013 compared to the prior year by approximately $3.2 million and $9.1 million, respectively. These increases were primarily driven by the accretion to interest expense of the original issue discount associated with the issuance of the 1.25% Notes in June 2013 and higher outstanding average debt balances as a result of the 1.25% Notes, the Term Loan we obtained in June 2013 and borrowings on the Revolving Facility associated with our acquisition of dbMotion. In addition, interest expense for the nine months ended September 30, 2013 includes the write-off of approximately $3.4 million of deferred debt issuance costs associated with our previous credit facility which was replaced in late June 2013, approximately $0.5 million of fees incurred in connection with the new credit facility and approximately $1.2 million associated with the obligations arising from the acquisition of dbMotion in March 2013. The reduction in the notional amount of our interest rate swap agreement and lower amortization of debt issuance costs partially offset the increases in interest expense for the three and nine months ended September 30, 2013 compared to the prior year.

Other (Expense) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Other (expense) income, net	($826)	($15,845)	(94.8%)	$7,523	($15,303)	(149.2%)

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Other (expense) income, net for the nine months ended September 30, 2013 includes a gain of $4.7 million resulting from the sale of our investment in Humedica, Inc., as well as a gain of $3.4 million realized upon the adjustment to fair value of our prior interest in dbMotion upon our acquisition of the full remaining interest in dbMotion in the first quarter of 2013. Other (expense) income, net for the three and nine months ended September 30, 2012 includes a $16 million write-off of a tax indemnification asset due to the settlement of the related acquired tax position indemnified by Misys plc for an amount less than the carrying value of the indemnification asset.

Income Tax Benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Income tax benefit	$2,233	$19,754	(88.7%)	$30,156	$10,531	186.4%
Effective tax rate	4.4%	190.3%		26.6%	(83.3%)

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Our effective tax rates for the three and nine months ended September 30, 2013 were affected by the recognition of a valuation allowance of $16.3 million in the third quarter of 2013 for federal credit carryforwards and state net operating loss carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the quarter ended September 30, 2013, we determined that the projected results of our current year operations would be lower than projected during the quarter ended June 30, 2013. Using this new evidence, we determined that it was uncertain that we will realize the deferred tax asset for these carryforwards within the carryforward period.

Our effective tax rates for the three and nine months ended September 30, 2012 were affected by the recognition of a $16 million tax benefit related to the settlement of an acquired tax position for an amount less than the carrying value of the uncertain tax liability in the third quarter of 2012. The acquired tax position was indemnified by Misys plc and a related tax indemnification asset was previously included within other assets in our consolidated balance sheet. Since the settlement amount was less than the carrying value of the indemnification asset, we recorded a write-off of the remaining indemnification asset, which is included in other (expense) income, net within the consolidated statement of operations for the three and nine months ended September 30, 2012. The resulting charge of $16 million was substantially non-deductible for tax purposes and therefore increased the effective tax rate for the entire 2012 year.

Excluding the tax effects of the valuation allowance and the settlement of the acquired tax position, our effective tax rate for the three months ended September 30, 2013 is lower than the rate for the same period last year, and our effective tax rate for the nine months ended September 30, 2013 is higher than the rate for the same period last year. Excluding the tax effects of the valuation allowance and the settlement of the acquired tax position, our effective tax rate for the three months ended September 30, 2013 is lower than the rate for the same period last year, primarily due to additional 2011 U.S. research and development credit recorded as a discrete item in the same period last year. Our effective tax rate for the nine months ended September 30, 2013 is higher compared to the prior year, primarily due to the impact of the U.S. research and development credit for 2012 and 2013, enacted on January 1, 2013. The impact of the 2012 credit is included in our tax benefit for the nine months ended September 30, 2013 as a discrete item of $2.9 million.

Segment Operations

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Software Delivery	$75,396	$77,229	(2.4%)	$222,886	$244,773	(8.9%)
Services Delivery	50,293	62,462	(19.5%)	169,680	197,669	(14.2%)
Client Support	118,460	118,315	0.1%	352,758	353,674	(0.3%)
Pathway Solutions	36,760	42,796	(14.1%)	117,609	130,117	(9.6%)
IT Outsourcing	35,016	41,261	(15.1%)	114,002	119,262	(4.4%)
Remote Hosting	17,103	17,854	(4.2%)	51,298	52,790	(2.8%)
Unallocated Amounts	(2,837)	777	NM	(6,149)	(2,923)	110.4%

Total revenue	$330,191	$360,694	(8.5%)	$1,022,084	$1,095,362	(6.7%)

(Loss) income from operations:
Software Delivery	$5,196	$9,223	(43.7%)	$27,799	$34,296	(18.9%)
Services Delivery	3,639	8,390	(56.6%)	10,314	26,033	(60.4%)
Client Support	81,088	81,143	(0.1%)	239,994	242,828	(1.2%)
Pathway Solutions	22,730	26,118	(13.0%)	71,551	79,719	(10.2%)
IT Outsourcing	5,248	8,978	(41.5%)	19,888	25,298	(21.4%)
Remote Hosting	(2,011)	668	NM	(4,445)	1,146	NM
Unallocated Amounts	(159,342)	(125,336)	27.1%	(465,157)	(369,449)	25.9%

Total (loss) income from operations	($43,452)	$9,184	NM	($100,056)	$39,871	NM

Software Delivery

Software delivery primarily includes revenue from system sales, which is comprised of software license fees and hardware revenue, and recurring revenue from SaaS contracts and other subscription-based arrangements, which are included in transaction processing and other, and the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$75,396	$77,229	(2.4%)	$222,886	$244,773	(8.9%)
Income from operations	$5,196	$9,223	(43.7%)	$27,799	$34,296	(18.9%)
Operating margin %	6.9%	11.9%		12.5%	14.0%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Software delivery revenue decreased during the three and nine months ended September 30, 2013 as compared with the comparable prior year periods primarily due to a decrease in system sales. During the three months ended September 30, 2013, software revenue decreased by $8 million while hardware revenue remained flat. During the nine months ended September 30, 2013, software and hardware revenue decreased by $24 million and $6 million, respectively. System sales were lower primarily from the decline in orders which occurred during the latter part of 2012. Additionally, we continue to experience a shift in sales to smaller physician practices which typically require less robust hardware solutions. Partially offsetting these decreases was an increase in SaaS and subscription-based revenues of $7 million and $12 million, respectively, during the three and nine months ended September 30, 2013 compared with the prior year period as we expanded our customer base for these types of services. During 2013 we have continued our efforts to improve product performance and delivery execution, and we believe that the market has responded positively to these initiatives as evidenced by the sequential quarterly increases in software delivery related bookings during the second and third quarters of 2013.

Software delivery operating margins declined in the three and nine months ended September 30, 2013 as compared with the comparable prior year periods primarily due to a higher mix of third-party systems sales, which carry lower gross margin, and higher amortization of acquired intangibles and capitalized software.

Services Delivery

Services delivery derives its revenue through implementation, training and other professional services provided to clients and includes the related expenses incurred to provide these services.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$50,293	$62,462	(19.5%)	$169,680	$197,669	(14.2%)
Income from operations	$3,639	$8,390	(56.6%)	$10,314	$26,033	(60.4%)
Operating margin %	7.2%	13.4%		6.1%	13.2%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Services delivery revenue decreased during the three and nine months ended September 30, 2013 as compared with the comparable prior year periods as a result of the decline in systems orders (as discussed in previous sections) and a decrease in consulting services.

Services delivery operating margin decreased during the three and nine months ended September 30, 2013 as compared with the comparable prior year periods due to the size of the revenue decline relative to our service staffing levels. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded original estimates as we worked to enhance implementation success.

Client Support

Client support derives its revenue through software and hardware maintenance contracts and includes the related expenses incurred to provide support to our customers.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$118,460	$118,315	0.1%	$352,758	$353,674	(0.3%)
Income from operations	$81,088	$81,143	(0.1%)	$239,994	$242,828	(1.2%)
Operating margin %	68.5%	68.6%		68.0%	68.7%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Client support revenue was essentially flat for the three and nine months ended September 30, 2013 compared with the prior year primarily due to our clients shifting from perpetual license agreements to subscription-based arrangements, the revenues for which are included in our software delivery segment. The small decrease in client support revenues for the nine months ended September 30, 2013 was a result of a decline in system sales which reduced the number of new client activations, an activation being the point at which we commence invoicing maintenance.

Client support operating margins for the three and nine months ended September 30, 2013 were essentially flat compared with the prior year periods as higher third-party maintenance costs were mostly offset by lower personnel-related expenses.

Pathway Solutions

Pathway solutions includes revenue and the related expenses for financial, administrative, and clinical offerings, including medical claims processing and other Revenue Cycle Solutions, ePrescribe and Patient Portal.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$36,760	$42,796	(14.1%)	$117,609	$130,117	(9.6%)
Income from operations	$22,730	$26,118	(13.0%)	$71,551	$79,719	(10.2%)
Operating margin %	61.8%	61.0%		60.8%	61.3%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Pathway solutions revenue decreased during the three and nine months ended September 30, 2013 primarily due to a decrease in demand for certain medical claims processing solutions and billing and collection processing solutions primarily due to industry consolidation.

Pathway solutions operating margin as a percentage of revenue for the three and nine months ended September 30, 2013 remained essentially flat as compared with the prior year periods as our costs to deliver these solutions, which mainly consist of fees we pay to third parties, decreased in proportion to the decline in sales.

IT Outsourcing

IT outsourcing includes revenue from our information technology outsourcing solutions and includes the related expenses incurred to deliver these solutions to our clients.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue	$35,016	$41,261	(15.1%)	$114,002	$119,262	(4.4%)
Income from operations	$5,248	$8,978	(41.5%)	$19,888	$25,298	(21.4%)
Operating margin %	15.0%	21.8%		17.4%	21.2%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

IT outsourcing revenue decreased during the three and nine months ended September 30, 2013, primarily due to the timing of revenue recognition for several large contracts and customer attrition. However, bookings for our outsourcing solutions for the third quarter of 2013 doubled sequentially and more than tripled compared to the third quarter of 2012.

IT outsourcing operating margin decreased during the three and nine months ended September 30, 2013 as headcount-related costs and costs of third-party outsourcing services remain high relative to revenues as we respond to the increased demand for our IT outsourcing solutions.

All Other

Corporate general and administrative expenses are centrally managed and solutions research and development expenses, including amortization of capitalized software development costs, are not attributed to an operating segment. As a result, these expenses are not allocated to our reportable segments because they are not part of the segment profitability results reviewed by management.

In determining revenue and income from operations for our segments, we do not include the amortization of acquisition-related deferred revenue adjustments in revenue and we exclude amortization of intangible assets and stock-based compensation expense from the operating expense segment data provided to our chief operating decision maker. Accordingly, these amounts are not included in our reportable segment results and are included in Unallocated Amounts.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Remote Hosting	$17,103	$17,854	(4.2%)	$51,298	$52,790	(2.8%)
Unallocated Amounts	(2,837)	777	NM	(6,149)	(2,923)	110.4%

Total revenue	$14,266	$18,631	(23.4%)	$45,149	$49,867	(9.5%)

Loss from operations:
Remote Hosting	($2,011)	$668	NM	($4,445)	$1,146	NM
Unallocated Amounts	(159,342)	(125,336)	27.1%	(465,157)	(369,449)	25.9%

Total loss from operations	($161,353)	($124,668)	29.4%	($469,602)	($368,303)	27.5%

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

The financial information above includes revenue primarily from our Remote Hosting operating segment and similar amounts of operating expenses related to this segment are included in income from operations for all periods presented. Operating loss for the three and nine months ended September 30, 2013 is primarily attributable to an increase in the cost of third-party services related to certain customer contracts.

Unallocated expenses primarily include our corporate general and administrative expenses and research and development expenses, including the amortization of software development costs, which are not attributed to an operating segment. Unallocated expenses increased $34 million during the three months ended September 30, 2013 compared to same period last year which was primarily driven by higher personnel costs of $25 million. The increase in personnel costs, of which $8 million was nonrecurring, was primarily due to higher severance, retention bonuses and duplicate headcount costs related to the Site Consolidation Plan, commission expenses related to higher bookings, costs related to our new, integrated enterprise resource planning system and operating expenses related to dbMotion and Jardogs. Also contributing to the increase in unallocated expenses is a $5 million increase related to software development expenses, including the amortization of previously capitalized software development costs, and acquired intangibles amortization. The remainder of the increase is primarily driven by higher third-party costs, stock-based compensation and depreciation related to our new enterprise resource planning system, compared to the third quarter of 2012.

Unallocated expenses increased $96 million during the nine months ended September 30, 2013 compared to same period last year which was primarily driven by higher personnel costs of $63 million. The increase in personnel costs, of which $22 million was nonrecurring, was primarily driven by the same factors described in the paragraph above. Also contributing to the increase in unallocated expenses is a $15 million increase in software development expenses, including the amortization of previously capitalized software development costs. The remainder of the increase is primarily driven by higher third-party costs, stock-based compensation and depreciation related to our new enterprise resource planning system, compared to the first nine months of 2012.

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from September 30, 2013
	September 30,	December 31,	September 30,	December 31,	September 30,
(Dollar amounts in millions)	2013	2012	2012	2012	2012
Contract backlog:
System sales	$100	$107	$111	(6.5%)	(9.9%)
Professional services	378	376	395	0.5%	(4.3%)
Maintenance	831	875	860	(5.0%)	(3.4%)
Transaction processing and other	2,002	1,450	1,461	38.1%	37.0%

Total contract backlog	$3,311	$2,808	$2,827	17.9%	17.1%

Total contract backlog as of September 30, 2013 increased compared with both December 31, 2012 and September 30, 2012 primarily due to an increase in transaction processing and other services, which was positively influenced by the extension of our outsourcing agreement with one of our largest clients through 2020, partially offset by declines in system sales and maintenance, as those two categories continued to feel the impact of the decline in orders which occurred during the latter part of 2012.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS. Bookings were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2013	2012	% Change	2013	2012	% Change
Bookings	$236	$162	45.7%	$628	$551	14.0%

Bookings totaled $236 million for the third quarter of 2013, compared to $214 million for the second quarter of 2013 and $162 million for the third quarter of 2012. This represents growth of 46% and 10% compared to the third quarter of 2012 and the second quarter of 2013, respectively. Approximately 40% of our current quarter bookings were derived from our Population Health Management solutions. During the third quarter of 2013 we continued to improve product performance and delivery execution and we believe that the market has responded positively to these initiatives as evidenced by the improvement in our bookings.

Liquidity and Capital Resources

As of September 30, 2013 and 2012, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $62 million and $95 million, respectively, and our revolving credit facility described below. The change in our cash balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2013	2012	$ Change
Net (loss) income	($83,408)	$23,169	($106,577)
Non-cash adjustments to net (loss) income	134,341	149,283	(14,942)
Cash impact of changes in operating assets and liabilities	12,378	(7,904)	20,282

Net cash provided by operating activities	$63,311	$164,548	($101,237)

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Net cash provided by operating activities decreased by approximately $101 million in the nine months ended September 30, 2013 as compared to the prior year period, primarily the result of the overall decrease in revenue and decline in profitability due to higher spending for non-capitalized research and development costs, MyWay transition costs, costs related to the acquisition of dbMotion and Jardogs, including transition costs and the incremental selling, general and administrative expenses of the acquired businesses, and payments related to the Site Consolidation Plan. In addition, during the second quarter of 2013, we funded the prepayment of certain compensation costs related to the acquisition of dbMotion.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2013	2012	$ Change
Capital expenditures	($56,988)	($55,481)	($1,507)
Capitalized software	(30,462)	(39,340)	8,878
Cash paid for business acquisitions, net of cash acquired	(148,875)	0	(148,875)
Sales and maturities of other investments	12,855	84	12,771

Net cash used in investing activities	($223,470)	($94,737)	($128,733)

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Net cash used in investing activities increased during the nine months ended September 30, 2013 due to the payment of $139 million of cash consideration for the acquisition of dbMotion and $24 million of cash consideration for the acquisition of Jardogs, less $14 million of cash acquired from dbMotion, and increased capital expenditures for information technology systems and remote hosting infrastructure. These increases were partially offset by the receipt of approximately $12.5 million in proceeds from the sale of our investment in Humedica in January 2013, as well as a decline in spending for capitalized software. Additional proceeds of approximately $2 million from the Humedica sale remain held in escrow and are expected to be released to us over the two-year period following the sale if not otherwise used for contingencies.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2013	2012	$ Change
Proceeds from issuance of 1.25% senior cash convertible notes, net of issuance costs	$336,962	$0	$336,962
Purchase call option related to 1.25% senior cash convertible notes	(82,800)	0	(82,800)
Proceeds from issuance of warrants, net of issuance costs	51,208	0	51,208
Proceeds from issuance of common stock	11,256	4,042	7,214
Excess tax benefits from stock-based compensation	3,296	609	2,687
Taxes paid related to net share settlement of equity awards	(7,884)	(4,352)	(3,532)
Payments of capital lease obligations	(416)	(635)	219
Payments of acquisition financing obligations	(29,671)	0	(29,671)
Credit facility payments	(574,281)	(233,259)	(341,022)
Credit facility borrowings, net of issuance costs	410,983	324,035	86,948
Repurchase of common stock	0	(225,961)	225,961

Net cash provided by (used in) financing activities	$118,653	($135,521)	$254,174

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Net cash provided by financing activities increased during the nine months ended September 30, 2013 as compared to the prior period due primarily to the absence of any common stock repurchase activity during the first nine months of 2013. The net proceeds from the issuance of the 1.25% Notes during the second quarter of 2013, including the related cash flows from the purchase of the 1.25% Call Option and the issuance of warrants, were substantially used to fund the net reduction in our credit facility borrowings as well as the funding of our acquisition financing obligations arising from our purchase of dbMotion.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facilities as of September 30, 2013:

		Remainder of
(Dollar amounts in thousands)	Total	2013	2014	2015	2016	2017	2018	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facilities	282,188	2,813	16,875	28,125	39,375	50,625	144,375	0

Total principal payments	627,188	2,813	16,875	28,125	39,375	50,625	144,375	345,000

Interest payments:
1.25% Cash Convertible Senior Notes (1)	30,190	0	4,313	4,313	4,313	4,313	4,313	8,625
Senior Secured Credit Facilities (2)	32,666	2,272	8,422	7,432	6,646	5,587	2,307	0

Total interest payments	62,856	2,272	12,735	11,745	10,959	9,900	6,620	8,625

Total future debt payments	$690,044	$5,085	$29,610	$39,870	$50,334	$60,525	$150,995	$353,625

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on September 30, 2013, which was 2.43%. Also includes the effect of the floating-to-fixed interest rate swap through its expiration on October 31, 2014.

1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the Call Spread Overlay described below and transaction costs, including approximately $0.3 million of accrued professional fees at September 30, 2013. Additionally, we used $300 million of the net proceeds to repay a portion of the outstanding indebtedness under the senior secured credit facilities.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1 and July 1 of each year, at a rate of 1.25% per annum commencing on January 1, 2014. The 1.25% Notes will mature on July 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

The 1.25% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.25% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of 1.25% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.25% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.25% Notes, equal to the settlement amount, determined in the manner set forth in the Indenture for the 1.25% Notes.

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

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 10, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

As noted above, the reduced carrying value on the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt, which is seven years. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes is 5.4%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of September 30, 2013, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of approximately seven years. The 1.25% Notes’ if-converted value did not exceed their principal amount as of September 30, 2013.

In connection with the settlement of the 1.25% Notes, we paid approximately $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option and the 1.25% Warrants (refer to Note 8, “Debt”). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and will be amortized over the term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant.

1.25% Notes Call Spread Overlay

Concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (the 1.25% Call Option and the 1.25% Warrants), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million from the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instruments and is discussed further in Note 10, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements. The 1.25% Warrants are equity instruments and are further discussed in Note 4, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements.

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of our common stock exceeds the strike price of the 1.25% Call Options during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period under the 1.25% Warrants, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.25% Warrants are exercised. Pursuant to the 1.25% Warrants transactions, we issued 20,074,481 warrants with a strike price of $23.1350 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

Credit Facility

On June 28, 2013, we entered into the 2013 Credit Agreement with a syndicate of financial institutions. The 2013 Credit Agreement provides for a $225 million Term Loan and a $425 million Revolving Facility, each with a five year term (the “Senior Secured Credit Facility”). The Term Loan is repayable in quarterly installments commencing on September 30, 2013. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. On June 28, 2013, we borrowed $60 million under the Revolving Facility in connection with our entry into the 2013 Credit Agreement.

The proceeds of the Term Loan were used to repay the existing debt under the prior credit agreement, and to pay fees and expenses in connection with the refinancing. In conjunction with the closing of the 2013 Credit Agreement, we used a portion of the proceeds from the borrowings under the Revolving Facility to refinance the seller notes and deferred purchase price obligations incurred in connection with our acquisition of dbMotion, refer to Note 2, “Business Combinations.” The proceeds of the Revolving Facility can be used to finance our working capital needs and for general corporate purposes, including, without limitation, financing of permitted acquisitions, and for share repurchases. We are also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facility bear interest, at our option (except with respect to foreign currency loans), at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in United States dollars, subject to availability to all affected lenders, 7 or 14 days (as selected by us), appearing on pages LIBOR01 or LIBOR02 or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for United States dollars for a one month interest period plus 1.0%, plus, in each case, the applicable margin. Foreign currency loans bear interest according to clause (1) above with certain adjustments and fees applicable to fronted foreign currency loans. The applicable margin for borrowings under our Senior Secured Credit Facility will initially be 1.25% for all loans except for loans based on the Eurocurrency Rate, for which the applicable margin will initially be 2.25%.

Subject to certain agreed upon exceptions, all obligations under our new Senior Secured Credit Facility are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries, other than Coniston Exchange LLC and any domestic subsidiary owned by one of our foreign subsidiaries, including dbMotion. (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement, dated as of June 28, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, certain of our other subsidiaries, and JPMorgan Chase Bank, N.A., as administrative agent.

Our obligations under our Senior Secured Credit Facility, any swap agreements and any cash management arrangements provided by any lender, are secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts Healthcare Solutions, Inc. and certain of our subsidiary guarantors.

Our Senior Secured Credit Facility requires us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. In addition, the 2013 Credit Agreement requires mandatory prepayments of the debt outstanding under the facilities in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

Our Senior Secured Credit Facility also contains certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

As of September 30, 2013, $222 million under the Term Loan, $60 million under the Revolving Facility, and $1.2 million in letters of credit were outstanding under the 2013 Credit Agreement. As of September 30, 2013, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.25%, which totaled 2.43%. Refer to Note 10, ‘Derivative Financial Instruments,” for a discussion of our interest rate swap agreement. We were in compliance with all covenants under the 2013 Credit Agreement as of September 30, 2013.

As of September 30, 2013, we had $363.8 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our 2013 Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

We are currently in the third year of a ten year agreement with Xerox Consultant Services (Xerox) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all customer relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for current Allscripts’ employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, for a base amount of approximately $50 million per year. During the nine months ended September 30, 2013, we incurred approximately $46 million of expenses under this agreement.

In April 2011, our Board of Directors approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, our Board of Directors approved the repurchase of an additional $200 million bringing the total repurchase authorization to $400 million. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. Refer to “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II, Item 2 of this report for additional information regarding our stock repurchase program. There were no shares repurchased under the program during the nine months ended September 30, 2013.

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

Nine Months
Ended
(Dollar amounts in thousands)	September 30, 2013
Research and development costs directly recorded to expense	$151,881
Capitalized software development costs	30,462

Total non-GAAP R&D-related expense	$182,343

Total revenue	$1,022,084
Total expense as a % of total revenue	18%

Our capital spending during 2013 is expected to be similar to our level of spending in 2012 as we improve our information systems infrastructure, acquire computer equipment and software to accommodate data management and hosting related to our SaaS and hosting solutions, and expand or make leasehold improvements at certain facilities.

In connection with the MyWay Transition, we expect to incur additional costs and expenses in future quarters to upgrade the MyWay clients that elect to upgrade. During first nine months of 2013 we incurred approximately $21 million in costs and expenses associated with the MyWay Transition.

In connection with the Site Consolidation Plan, we incurred employee severance costs of approximately $13 million during the nine months ended September 30, 2013. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan include lease exit costs totaling approximately $1.0 million. This amount is an estimate, and actual charges may vary materially based on the timing and amount of sublease income and other related expenses and changes in management’s assumptions. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

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

We believe that our cash, cash equivalents and marketable securities of $62 million as of September 30, 2013, our future cash flows, and our borrowing capacity under our 2013 Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements.

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•	the possibility that our current initiatives focused on product delivery, client experience, streamlining our cost structure, and financial performance may not be successful;

•	the impact of the realignment of our sales and services teams;

•	physicians and hospitals failing to accept our products and services, or delaying their decision whether to purchase our products and services;

•	our ability to obtain the benefits of government programs initiated to accelerate the adoption and utilization of health information technology;

•

the risks that we will not achieve the strategic benefits of our merger with Eclipsys Corporation (“Eclipsys”) or our acquisition of dbMotion or that our products will not be integrated successfully with the Eclipsys and dbMotion products;

•	competition within the industries in which we operate, including the risk that our existing clients will switch to products of competitors;

•	our ability to predict the sales cycles and implementation schedule for our software solutions;

•	our ability to manage our growth effectively;

•	our ability to attract and retain qualified personnel;

•	our ability to successfully introduce new products or services, or our ability to keep pace with advances in technology

•	our ability to establish and maintain strategic relationships;

•	the risks related to future acquisitions which we may make;

•	the risks related to our products failing to perform properly;

•	our ability to protect our intellectual property rights;

•	the possibility that we may be found to infringe, misappropriate, or violate the proprietary rights of third parties;

•	the outcome of any legal proceeding that has been or may be instituted against us and others, including the possibility that we may incur costs exceeding our insurance coverage in any such proceeding;

•	the ability of our content and service providers to successfully perform and to comply with applicable laws, regulations, and contractual covenants;

•	the impact of any liabilities related to our provision of third party content;

•	any breach of data security by third parties and unauthorized access to patient health information by third parties resulting in enforcement actions, fines and other litigation;

•	our ability to obtain additional financing;

•	the possibility that we may be forced to reduce our prices;

•	our ability to license and integrate third party technologies;

•	our ability to maintain and expand our business with our existing customers, or to effectively transition our customers to newer products;

•	changes in interoperability and other regulatory standards applicable to our software;

•	changes in CMS diagnosis and inpatient procedure coding requiring us to make modifications to our products and services;

•	our ability to comply with existing laws, regulations, and industry initiatives;

•	increased government involvement in healthcare;

•	the lack of timely development of the electronic healthcare information market;

•	consolidation in the healthcare industry;

•	business disruptions;

•	costs or customer losses relating to the standardization of our small office electronic health record and practice management systems;

•	our operations in India and our expansion into markets outside of North America;

•	future sales of our common stock and issuances of our preferred stock;

•	the impact of certain provisions of our charter documents, debt instruments, and Delaware law;

•	impairment of our goodwill;

•	our ability to maintain effective internal controls;

•	the volatility of the market price of our common stock;

•	quarterly variances in our operating results;

•	our significant levels of indebtedness;

•	our failure to comply with covenants in our debt instruments;

•	the impact of significant potential contingent tax liabilities arising out of certain prior transactions, or prior activities of our subsidiary, Coniston Exchange LLC;

•	risks related to the 1.25% Notes, including the hedge and warrant transactions we entered into concurrently therewith;

•	risks related to the upgrade of our enterprise resource planning system; and

•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

We make these statements under the protection afforded by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements are subject to assumptions and uncertainties, actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date such statements are made. Except to the extent required by law, we undertake no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2012 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the third quarter of 2013, we completed a significant upgrade to our enterprise resource planning (“ERP”) system. The upgrade to our ERP system was not made in response to any identified deficiency or weakness in our internal controls over financial reporting. The upgrade was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the upgrade. Management does not believe that the upgrade has had an adverse effect on our internal controls over financial reporting and will continue to monitor, test and evaluate the upgraded ERP system during the post-implementation period to ensure adequate controls over financial reporting continue to be maintained.

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012. The following provides additions and updates to such factors. Additional risks and uncertainties not known to us, or which we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.

During the third quarter of 2013, we completed a significant upgrade to our enterprise resource planning (“ERP”) system. If it were to experience significant operating problems, our business, financial condition and operating results could be adversely affected.

During the third quarter of 2013, we completed a significant upgrade to our ERP system. This upgrade involved substantial expenditures on system hardware and software, and required significant management attention and resources. If the upgraded ERP system does not operate as intended, it could require additional management attention and resources, and could also adversely affect the effectiveness of, or cause delays in our ability to adequately assess the effectiveness of, our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. This could subject us to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities. Furthermore, the carrying value of the ERP system is amortized over its estimated useful life and is reviewed by our management for impairment. If impairment is deemed to have occurred, we may be required to write down the carrying value of the ERP system, which would result in a charge to our operating results. Any of the foregoing could have a material impact on our business, financial condition and operating results, as well as on the market price of our common stock.

Provisions of our charter documents and debt instruments, as well as Delaware law, may delay or inhibit potential acquisition bids that our stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

Our charter documents contain provisions that may delay or inhibit potential acquisition bids, including provisions that:

•	our stockholders are not allowed to act by written consent, and

•	our stockholders are not allowed to call a special meeting of stockholders.

Additionally:

•

the indenture governing the 1.25% Notes (the “Indenture”) may prohibit us from engaging in a change of control unless, among other things, the surviving entity assumes our obligations under the 1.25% Notes;

•

if a change of control of us occurs, the Indenture may permit holders of the 1.25% Notes to require us to repurchase all or a portion of the 1.25% Notes, and may also require us to pay a cash make-whole premium by increasing the conversion rate for a note holder who elects to convert; and

•	immediately prior to a change of control of us, the 2013 Credit Agreement may require us to repay all indebtedness outstanding thereunder.

These provisions in our charter documents and debt instruments could discourage, delay, or prevent a change of control of us, and therefore could limit the price that investors are willing to pay in the future for shares of our common stock.

Finally, our charter documents include an election to be governed by Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This provision will make it more difficult for stockholders or potential acquirers to acquire us without negotiation, and may apply even if some of our stockholders consider the acquisition beneficial to them. This provision could also limit the price that investors are willing to pay for shares of our common stock.

Our indebtedness will decrease business flexibility and increase borrowing costs.

The covenants under the 2013 Credit Agreement and the Indenture, as well as our increased indebtedness and higher debt-to-equity ratio in comparison to our debt-to-equity ratio on a recent historical basis, could have the effect of, among other things:

•

requiring us to apply a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of cash flow to fund working capital, capital expenditures, and other general corporate purposes;

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

If we fail to comply with covenants in our debt instruments, our results of operation and financial condition could be adversely affected.

The 2013 Credit Agreement contains certain financial covenants, including interest coverage, total leverage, and senior secured leverage ratios. The 2013 Credit Agreement also contains a number of significant operating covenants, including covenants that restrict our ability to incur additional indebtedness. Finally, each of the 2013 Credit Agreement and Indenture includes covenants that restrict our ability to enter into a change of control. If we fail to comply with these covenants, an event of default may occur, resulting in, among other things, the requirement to immediately repay all outstanding amounts owed under the 2013 Credit Agreement and to repurchase all or a portion of the outstanding 1.25% Notes. Depending on our borrowing levels in such an event, our liquid assets might not be sufficient to make all necessary repayments and repurchases. Such an acceleration also would expose us to the risk of liquidation of collateral assets at unfavorable prices.

The accounting for the 1.25% Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the notes and may result in volatility to our Consolidated Statements of Operations.

We will settle any conversions of the 1.25% Notes entirely in cash. Accordingly, the conversion option that is part of the 1.25% Notes will be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. Refer to Note 10, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. In general, this resulted in an initial valuation of the conversion option separate from the debt component of the 1.25% Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the 1.25% Notes, which will result in an effective interest rate reported in our financial statements significantly in excess of the stated coupon rate of the 1.25% Notes. This accounting treatment will reduce our earnings and could adversely affect the price at which our common stock trades.

For each financial statement period after the issuance of the 1.25% Notes, a hedge gain (or loss) will be reported in our financial statements to the extent the valuation of the conversion option changes from the previous period. The 1.25% Call Option will also be accounted for as a derivative instrument, substantially offsetting the gain (or loss) associated with changes to the valuation of the conversion option. This may result in increased volatility to our results of operations.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of our 1.25% Notes may not provide the benefits we anticipate, and may have a dilutive effect on our common stock.

Concurrently with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with, and issued the 1.25% Warrants to, certain of the initial purchasers of the 1.25% Notes. We entered into the 1.25% Call Option transaction with the expectation that it would offset potential cash payments in excess of the principal amount of the 1.25% Notes upon conversion of the 1.25% Notes. In the event that the hedge counterparties fail to deliver potential cash payments to us, as required under the 1.25% Call Option documents, we would not receive the benefit of such transaction. Separately, we also issued the 1.25% Warrants to the hedge counterparties. The warrants transaction could separately have a dilutive effect to the extent that the market price per share of our common stock, as measured under the terms of the warrants transaction, exceeds the strike price of the 1.25% Warrants.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In April 2011, our Board of Directors authorized a stock repurchase program under which we may purchase up to $200 million of our common stock over three years, expiring on May 9, 2014 or such earlier time that the total dollar amount has been used. In April 2012, our Board of Directors authorized the repurchase of an additional $200 million of our common stock, bringing the total repurchase authorization to $400 million. During the three and nine months ended September 30, 2013, there were no shares repurchased pursuant to this stock repurchase program. As of September 30, 2013, the amount available for repurchase of common stock under this program was approximately $123 million. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Item 6.	Exhibits

(a)    Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2013.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: November 12, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1†	Separation Agreement dated as of July 9, 2013 between the Company and Steven Shute

31.1*	Rule 13a—14(a) Certification of Chief Executive Officer

31.2*	Rule 13a—14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

†	Indicates management contract or compensatory plan.
*	Filed herewith
**	Furnished herewith