Form 10-K
period 2013-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2014-03-03
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2013

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

(312) 506-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ Global Select Market, was approximately $2,282,040,429. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 27, 2014, there were 179,052,578 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2014 annual meeting of stockholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2014 Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this report relates.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Each of the terms “we,” “us,” or “our” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

The “Business” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Such statements can be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Actual results could differ from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. We do not undertake to update any forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

Overview

We are a global provider of clinical, financial, connectivity, hosting, outsourcing, analytics, patient engagement, and population health solutions and services that empower consumers, physicians, hospitals, governments, health systems, health plans, retail clinics, retail pharmacies, and post-acute organizations to deliver world-class outcomes. We deliver innovative solutions that provide physicians and other healthcare professionals with the data, information, insights, and connectivity required to transform health care by improving the quality and efficiency of patient care and to navigate the transition from fee-for-service to value-based care.

Today, we believe we offer one of the most comprehensive solutions for healthcare organizations of every size and setting. By combining physician, hospital, health system, and post-acute care solutions with solutions for population health, healthcare organizations can manage patients and patient populations across all care settings. Healthcare organizations are increasingly challenged to manage risk, improve quality, and reduce costs. Our population health solutions are well positioned to address this challenge, combining a complete view of the patient across all settings of care with analytics and patient engagement solutions.

Allscripts Sunrise™ is our integrated complete Electronic Health Record (“EHR”) solution for hospitals, health systems, and physicians, marrying powerful clinical capabilities with next-generation revenue care and administrative solutions.

Our performance and care logistics solutions include analytics solutions that provide health system professionals with the insight they need to manage financial performance across a complex organization. Patients can be managed from intake into the emergency department, through their stay in the hospital until discharge and referrals. We also provide solutions for home care, hospice, skilled nursing, and other post-acute organizations, including a fully-integrated EHR and financial management solution.

For physician practices of every size and specialty, our solutions include integrated EHR and practice management functionality, which is available either via traditional on-premise delivery or as a hosted service, as well as revenue cycle management services, clearinghouse services, and stand-alone electronic prescribing (“ePrescribing”). We also provide a variety of solutions for home care, hospice, skilled nursing, and other post-acute organizations. These range from a fully integrated EHR and financial management solution to referral management.

Our information technology (“IT”) outsourcing services enable hospitals and physician groups to concentrate on their core mission while using IT to improve clinical, financial, and operational outcomes. Our remote hosting services help healthcare organizations manage their complex healthcare IT solutions infrastructure while freeing up the physical space, resources, and costs associated with maintaining computer servers and deploying client-based applications on-site.

We were founded in 1986. Our parent company, Allscripts Healthcare Solutions, Inc., is incorporated in Delaware. Our principal executive offices are located at 222 Merchandise Mart Plaza, Suite 2024, Chicago, Illinois 60654. Our principal website is www.allscripts.com. The contents of this website are not incorporated into this filing. Furthermore, our references to the URLs for this website are intended to be inactive textual references only.

Healthcare IT Industry

The healthcare IT industry in which we operate is facing significant challenges and opportunities due to new regulations and changes in industry standards. These include:

•

ARRA/HITECH: In 2009, the United States federal government enacted the American Recovery & Reinvestment Act (“ARRA”), which included the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program (the “Meaningful Use” program), which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions.

•

ANSI-5010/ICD-10: In accordance with requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the U.S. Department of Health and Human Services (“HHS”) is implementing a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility. These standards are called ANSI-5010. Additionally, HIPAA requires all entities who are covered by HIPAA to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2014. These changes in coding standards present a significant opportunity for our clients to get to the most advanced versions of our products, but also pose a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices who may not understand the scope of the efforts necessary to successfully transition to the ICD-10 classification.

•

Provider Reimbursement: In recent years, there have been significant changes to provider reimbursement by the United States federal government, followed by commercial payers and state governments, which have fostered the move to a value-based system of care. For instance, the Centers for Medicare and Medicaid Services (“CMS”) has enacted several programs oriented around the establishment of Accountable Care Organizations (“ACOs”), which reward providers who demonstrate an emphasis on cost containment and quality improvement, specifically through care coordination and population health efforts. Another similar initiative that involves many of our clients is the Comprehensive Primary Care Initiative, which is working toward similar goals but with an increased emphasis on the role of the primary care provider. Perhaps more importantly, there is increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service with a value-based payment system, which could further encourage adoption of health IT beyond provider populations that are eligible for the Meaningful Use program. As a result, many healthcare organizations will need solutions like ours since significant levels of reimbursements will be based, ultimately, on providing quality outcomes that are captured, communicated, measured, and shared through technology solutions.

•	PPACA: The Patient Protection and Affordable Care Act (as amended, the “PPACA”), which was signed into law in 2010, contains various provisions that have impacted and will likely continue to impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of products such as ours to participate in certain federal programs. Other provisions, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to our current and prospective clients to purchase our products.

We believe the combination of changes in federal and state law, the development of new industry standards, and various incentives that exist today for EHR use, ePrescribing, and pay-for-value initiatives, are moving health care towards an environment where EHRs are as common as practice management systems in all provider offices. As a result, we believe that HITECH and the other provisions described above, among other changes in laws, will continue to be a significant driver of adoption of products and solutions such as ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity provided by these changes.

Solutions

We offer several types of solutions that are tailored towards different segments of the market in which we operate, and which support healthcare delivery in every care setting. We also offer various add-ons to increase the functionality of our product offerings.

Ambulatory

Our primary ambulatory offerings include:

•

Allscripts TouchWorks® EHR (formerly known as Allscripts Enterprise EHR) is an award-winning EHR solution with an open architecture designed to enhance physician productivity using tablet PCs, smartphones, or a desktop workstation for the purpose of automating the most common physician activities, such as prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters, and capturing charges. In addition to Stage 2 Meaningful Use certification and ICD-10 readiness, Allscripts TouchWorks EHR is the clinical software solution of choice for multi-specialty and specialty practices as well as academic medical centers and hospital sponsored initiatives. Well designed for the specific needs of physicians in today’s increasingly interconnected healthcare environment, Allscripts TouchWorks EHR empowers and connects an organization clinically, operationally, and financially.

•

Allscripts Practice Management™ is a practice management system that streamlines financial and administrative aspects of physician practices, including patient scheduling and registration, electronic claims submission, electronic remittances, and patient billing and collections. In addition to Stage 2 Meaningful Use certification and ICD-10 readiness, this system also provides multiple resource scheduling, instant reporting, and referral tracking. Our electronic data interchange solution facilitates statement management processing, claims management processing, electronic remittances, and appointment reminders.

•

Allscripts Professional EHR™ is the clinical and financial solution for small and mid-sized physician practice groups looking to connect with their healthcare community. In addition to Stage 2 Meaningful Use certification and ICD-10 readiness, Allscripts Professional EHR is an open solution offering robust clinical decision support tools at point-of-care and advanced mobility usability features with Allscripts Wand™. With Allscripts Professional EHR, clinicians can automate the most common physician activities, such as prescribing, clinical reporting, ordering lab tests and viewing results, and capturing charges all while delivering a high standard of patient care.

•

Allscripts ePrescribe™ is a web-based ePrescribing solution that is safe, secure, and requires no downloading and no new hardware. It offers the capability to ePrescribe directly from a client’s iPhone® or mobile device. Allscripts is an industry leader in ePrescribing with more than ten years of experience and over 100,000 users. Features of Allscripts ePrescribe include ePrescribing of controlled substances, electronic prior authorization, and improved patient safety with instant drug interaction checks, dosage levels, adverse reaction, and duplicate therapy checks.

•

Allscripts Payerpath® is a leading revenue cycle management and clearinghouse service, which has processed over 450 million claims-related transactions in recent years. Used by thousands of physicians, Allscripts Payerpath provides the credibility, experience, and results demanded by both payers and providers.

•

Allscripts Revenue Cycle Management Services™ is a complete, end-to-end, integrated financial and administrative management solution for physician practices. This software as a service (“SaaS”) solution requires no new hardware and minimal up-front costs, yet is designed to meet many regulatory requirements of healthcare reform. This solution provides physician practices of various sizes and specialties with a complete outsourced revenue cycle solution that is paid for on a recurring basis as a percentage of monthly collections.

•

Sunrise Ambulatory Care™ is a module of SCM (defined below) that is typically implemented within physician practices owned by Sunrise-client hospitals. However, it is a full-service EHR that may also serve as a stand-alone solution for independent physician practices. Sunrise Ambulatory Care is built on the same database as SCM, ensuring seamless integration and flow of patient information between the physician office and hospital.

•

Allscripts Homecare™ is designed to improve clinical quality of care, financial performance, and operational control for large, integrated home care organizations and small home care companies. With a strong mobility platform as well as business, clinical, and scheduling functionalities, it enables all users across home health, hospice, and private duty organizations.

•

Allscripts Referral Management™ allows home health agencies, hospice agencies, and post-acute care facilities to track all patient referrals in a single system. Using this solution, organizations automatically receive and respond to referrals from hospitals, enter referrals from non-electronic sources, and collect marketing information.

•

Allscripts Wand™ is a native iPad® application for Allscripts TouchWorks EHR, Allscripts Sunrise products, and Allscripts Professional EHR. Using Allscripts Wand, mobile healthcare providers can access and manage the most commonly used features of those products throughout the day from their iPad, allowing providers to move between their desktop and iPad for patient consultations and management.

Acute Care

Our acute care offerings include the following clinical, access, financial, and departmental solutions:

•

Sunrise Clinical Manager™ (“SCM”) includes the major integrated applications Sunrise Acute Care™, Sunrise Ambulatory Care™, Sunrise Critical Care™, Sunrise Emergency Care™, and Sunrise Pharmacy™, in addition to related modules and capabilities, such as knowledge-based charting, knowledge-based medication administration, and others. SCM enables a physician, nurse or other authorized clinician to view patient data and enter orders quickly at the point of care, from virtually any other point in the enterprise or through secure remote access, providing evidence-based clinical decision support at the time of order entry.

•

Sunrise Surgical Care™ is a solution for the perioperative environment developed on the Sunrise platform, utilizing existing Sunrise capabilities and solutions to deliver a single patient record, database, and platform.

•

Sunrise Access Manager™ shares the Sunrise platform and database, which includes Sunrise Enterprise Scheduling and Sunrise Enterprise Registration. These integrated solutions enable healthcare providers to identify a patient at any time within a healthcare organization and to collect and maintain patient information on an enterprise-wide basis.

•

Sunrise Financial Manager™ is a comprehensive revenue cycle solution for hospitals and health systems. It provides comprehensive revenue cycle functionality, including revenue capture, billing, and receivables for the management of both hospital and hospital-based physician billing. It enables compliance, improves billing and collections accuracy, and optimizes revenue cycle through a unique visual view of the user’s workflows, allowing a user to easily adapt as its business changes.

•

Allscripts ED™ is an emergency department information system designed to manage patient flow through the emergency department by tracking patient location, activity, and outstanding orders and procedures. These solutions guide emergency clinicians in entering consistent, complete, and efficient documentation on patients and provide sharable, real-time, mobile access to patient information from registration to discharge.

•

Allscripts EPSi™ is a financial performance management solution that provides integrated analytics, cost-based accounting, budgeting, and knowledge-based performance management. Allscripts EPSi integrates strategic planning, product-line budgeting, cost accounting, and operation and capital budgeting to allow healthcare organizations to more effectively and accurately forecast its financial future and address its financial challenges. It is a critical component in the value-based care financial landscape, as costs of care must be known regardless of care venue.

•

Allscripts Patient Flow™ is an enterprise-wide Clinical Resource Management™ solution, assisting with patient throughput management by automating complex and labor intensive operational processes, which is intended to improve care coordination and communication while increasing overall efficiency and maximizing resource utilization. It addresses all major aspects of patient flow in a hospital, from bed management to transport and turnover.

•

Allscripts Clinical Performance Management™ is an EHR-agnostic analytics solution used to monitor and improve clinical performance, report on ARRA Stage 1 and Stage 2 compliance, and, ultimately, reduce the cost of care. With indicators and structured reports for over 90 quality measures, Allscripts Clinical Performance Management provides actionable, automated clinical reporting, and organizes transactional clinical data into meaningful information.

•

Sunrise Record Manager™ is a health information management solution that automates the workflow associated with the collection, maintenance, and distribution of information to maximize the benefits of an EHR. Sunrise Record Manager helps hospitals better meet regulatory reporting requirements by making data more accessible for easier, faster information gathering and compilation in the enterprise health information system.

•

Sunrise Laboratory™ helps high-volume hospital laboratories improve operational performance by automating laboratory department workflow from end-to-end, with decision-making and reporting driven by real-time clinical information. With fully automated workflow and support for multi-departmental laboratories across a healthcare organization integrated into one information system, Sunrise Laboratory helps laboratories maximize throughput, decrease turnaround time, capture more revenue, and improve quality and compliance.

•

Sunrise Radiology™, a comprehensive radiology information system, delivers imaging data as an integrated part of the overall patient record that is accessible to clinicians at the point of care or at other points of decision-making, using any Sunrise Enterprise-enabled device.

Population Health

Our population health management solutions, which are mainly targeted towards hospitals, health systems and ACOs, enable such organizations to connect, transition, analyze, and coordinate care across the entire care community. Our primary population health management offerings are:

•

Allscripts dbMotion™ is a strategic platform for care coordination and population health management that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. It provides a longitudinal clinical data repository with semantically harmonized patient data, point-of-care workflow tools, a physician portal, population health tools, and an analytics gateway, all of which potentially reduce the cost of care delivery and enables better physician-to-physician coordination. We acquired this platform through our acquisition of dbMotion, Ltd. (“dbMotion”) in 2013.

•

Population Health Analytics™ is a real-time, point-of-care solution within the provider’s EHR workflow that is used to help reduce the costs of chronic disease management and reduce readmissions. The solution provides analytics for high-cost, high-priority chronic diseases, including diabetes, heart disease, coronary artery disease, and asthma. This data enables physicians to identify target populations, measure performance and outcomes, analyze utilizations, manage risk, and easily access these insights within their workflow.

•

FollowMyHealth™ is a cloud-based patient engagement platform solution that combines the value of a personal health record, the power of a patient portal, and the connectivity of a health information exchange. FollowMyHealth enables patients to access a comprehensive view of their health record within a secure, online environment. We acquired FollowMyHealth through our acquisition of Jardogs LLC (“Jardogs”) in 2013.

•

Allscripts Care Management™ is a fully-integrated, web-based solution that simplifies and consolidates utilization management, discharge planning, outpatient care management, documentation integrity, quality management, and risk management for hospitals and post-acute care facilities. This system is based on a SaaS-model designed to provide ease of use and minimal IT staff involvement.

•

Allscripts Care Director™ extends Allscripts Care Management by coordinating outpatient care across home care, physician practices, hospitals, post-acute care facilities, and community services. This web-based solution, which can also be implemented as a stand-alone solution, can help organizations by managing at-risk patients, improving transitions of care, reducing potential readmissions, decreasing redundancies, and connecting all care settings. Patient information can be imported directly into Allscripts Care Director, or pulled from SCM or certain other third-party EHR systems via Allscripts Care Management.

Services

•

Managed IT Services (IT Outsourcing): Our Managed IT Services help clients maximize the power of their IT investments by delivering modular, cost-effective services that enhance productivity for users providing patient care and performing the core functions critical to running their healthcare organization. Our distinctive services model incorporates skilled professionals, best practices, and proven technology, which in return establish a driving infrastructure for continuous improvement across the healthcare organization. These services assist clients in need of productive, experienced staff to augment IT projects or implementations. Alternatively, our clients can fully outsource their entire IT function to us, in which case we manage the day-to-day operations of their IT function, including procurement and budgeting related thereto.

•

Remote Hosting: We offer remote hosting services to help our clients manage their complex healthcare IT solutions infrastructure, which frees up physical space, resources, and costs associated with maintaining computer servers and deploying client-based applications on-site for our clients. Under this offering, we assume responsibility for processing applications for our clients using equipment and personnel at our facilities. We also offer other remote services, such as remote monitoring and remote help desk.

•

Allscripts Professional Services: Our professional services team is dedicated to helping clients achieve quality outcomes through workflow optimization, best practices, applied technologies, and learning experiences through use of our products and services. We provide comprehensive offerings in implementation, consulting, education, managed IT services, and technical support, among other professional services.

Benefits of Using Our Products and Services

We believe we provide one of the most comprehensive solution offerings in the industry for healthcare organizations of every size and setting. We offer a single platform of clinical, financial, connectivity, consumer and information solutions, as well as stand-alone solutions in nearly every significant health information management category. Moreover, we are one of the few healthcare IT companies able to provide solutions for every major healthcare setting, from solo physician practices to large academic medical groups, hospitals of every size and configuration, and post-acute organizations, such as skilled nursing facilities, homecare, and hospice, worldwide. A number of our solutions are cloud-based or web-based, which allows our clients to access our solutions via an Internet browser or, in some cases, via mobile device on an as-needed basis, without the cost and complexity of managing the hardware or software in-house.

We have been an innovator in the development and adoption of “open” healthcare IT solutions. For example, many of our products are designed to operate with existing installed systems, in both ambulatory and acute settings. Our Open architecture platform enables vendor freedom of choice to our clients, and is intended to reduce the costs and resource demands hospitals and other healthcare providers experience in managing hundreds of vendor systems. Our platform enables clients and third parties to natively build applications without the need for interfaces, thus providing a cost of ownership that can be dramatically lower than a single vendor with a closed proprietary architecture. We believe that our large installed base, combined with our Open architecture platform, provide us with significant competitive differentiation and a leading position in enabling the shift from fee-for-service care to accountable care, both domestically and globally.

Our Strategy

Given the breadth of our portfolio and client base, we believe we are well positioned to connect physicians, other care providers, and patients across all healthcare settings, including hospitals, small and large physician practices, post-acute care facilities, and in other settings. We continue to compete for new opportunities among community hospitals and health systems that are looking to one IT vendor to provide a single, end-to-end solution across all points of care. We believe our leadership position in the ambulatory space, in particular, gives us a competitive advantage in this regard as hospitals and health systems increasingly seek to leverage EHRs to build referring relationships with independent physicians across the communities they serve.

We believe that HITECH, the PPACA, and other changes in laws and regulations will continue to be one of the biggest drivers for adoption of healthcare IT products and services such as ours. For example, although many large physicians groups have already purchased EHR technology, we expect those groups may choose to replace their older EHR technology to comply with new Meaningful Use program requirements and to add new features and functionality. During 2013, much of our professional services deployment capacity was consumed by demand from our clients who wanted to upgrade their existing functionality, or add new functionality, to meet the Meaningful Use program requirements. We are also seeking replacement markets for HIE and patient portals, despite their recent deployment.

We continue to increase the number of our solutions that are available on-demand as SaaS solutions. This capability is especially important for physicians in independent practices, as well as smaller groups who lack the resources to manage on-premise software applications. Notably, our SaaS solutions deliver the benefits of a “cloud-based” approach to delivering software, while also providing the features and functionalities of traditional on-premise software delivery systems. We also believe our migration to SaaS solutions is a prudent response to persistent concerns with data privacy in the cloud, and offers significant future flexibility without sacrificing current performance.

We remain focused on making it easier for our clients to access new opportunities for financial gain through a variety of revenue cycle solutions. In particular, we believe that our Allscripts Payerpath solution, which has processed over a billion revenue cycle management transactions through December 31, 2013, is one of the leading revenue cycle management and clearinghouse services in the United States. By enabling a significant return on investment for our clients, our revenue cycle solutions allow providers to focus less on running their businesses and more on providing quality patient care.

Population Health Management

Population Health Management is a strategic imperative for many healthcare executives today and is a primary objective for many ACOs. It is commonly viewed as the next frontier in healthcare delivery. As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable population health management solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Value-based care requires a digitized care “chassis” across all care settings and across time. Value-based care also requires patient engagement solutions that integrate with existing longitudinal patient record investments. And, to maintain relevancy to provider organizations who are growing through acquisition, these solutions must be EHR-agnostic.

During the year ended December 31, 2013, we took several significant steps to solidify and advance our population health management solutions. We acquired dbMotion, a leading supplier of community health solutions, as well as Jardogs, the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solutions provider. We also released our Allscripts Care Director solution in 2013. Taken together, these solutions are delivering value to our clients by providing them with powerful connectivity and patient engagement and care coordination tools, enabling users to better comply with the Meaningful Use program. For example, dbMotion’s platform is capable of harmonizing data from over 200 different EHRs and was being used, as of December 31, 2013, in approximately 500 hospitals worldwide. Also as of December 31, 2013, there were over 50,000 caregivers on the FollowMyHealth cloud-based patient portal, which is more than double from the prior year end. These solutions contribute to our current success and we expect them to be a key driver of our future growth, both domestically and globally.

Business Organization

We primarily derive our revenues from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales are also the basis for our recurring service contracts for software maintenance and certain transaction processing services. We revised our reportable segments effective December 1, 2013 in connection with changes to our organizational and management structure that were announced earlier in 2013. Prior to this change, we had five reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing.

The changes to our organizational and management structure were aimed at improving our operational effectiveness, enhancing our competitiveness and creating a greater focus on client needs. These changes, which involved the creation of strategic business units, were designed to transition us towards a flatter business unit model aligned with key products and services, and away from a functional organization. After the finalization of these changes and based upon the information used by our chief operating decision maker (“CODM”) for making operating decisions and assessing performance, we identified nine operating segments, which were aggregated into three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services.

Information regarding financial data by segment is set forth in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8 of this Form 10-K in the Notes to our consolidated financial statements in Note 14, “Business Segments.”

Clients

As of December 31, 2013, approximately 180,000 physicians, 2,700 hospitals, and 13,000 post-acute facilities use our products and services. Our clients, including some of the most prestigious medical groups and hospitals in the United States, often serve as a reference source for prospective clients who are interested in purchasing our solutions. No single clients accounted for more than 10% of our revenue in the years ended December 31, 2013, 2012, and 2011.

Sales and Marketing

We employ a highly differentiated sales and distribution strategy to reach potential clients in all segments of the physician market, ranging from solo practitioner and small-group practices to larger academic medical groups. We employ sales executives with industry expertise, and we primarily sell directly to our clients through our direct sales force.

In addition, we have established reseller relationships with a number of strategic distribution partners. These partners generally are focused on smaller practices with one to three providers. A number of our large hospital and health system clients also actively resell our solutions to other healthcare entities, primarily physician practices. These partners generally are focused on smaller practices with one to three providers.

Research and Development

The industries in which we operate are characterized by rapid technological advances. We believe our ability to compete successfully depends heavily on our ability to ensure a continual and timely flow of competitive products, services, and technologies to the markets in which we operate.

Because of this, we continue to invest heavily into our research and development efforts. These efforts are primarily focused on developing new features and enhancements to our existing solutions, which we believe will ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community. We have also expanded our software development efforts in India, which we believe will enable us to respond more efficiently and cost-effectively to changes in our software design and product development strategy.

Our total gross research and development spending was approximately $241.8 million, $205.1 million, and $164.9 million in the years ended December 31, 2013, 2012, and 2011, respectively. These amounts consist of research and development expense of $199.8 million, $162.1 million, and $104.1 million for such periods, and capitalized software development costs of $42.0 million, $43.0 million, and $60.8 million for such periods. We expense research and development expenses as incurred, and we capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release. Non-capitalizable research and development costs and other software maintenance costs are expensed as incurred.

Competition

The markets for our products and services are highly competitive, and are characterized by rapidly evolving technology and product standards, as well as frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we do.

Additionally, many of our prospective clients have invested substantial personnel and financial resources to implement and integrate competing products to ours. As a consequence, they may be reluctant or unwilling to migrate to our products and services. Third-party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.

We compete primarily with several types of organizations, including developers of practice management solutions, ePrescribing solutions, ambulatory and acute care EHR solutions, hospital computerized physician order entry solutions, emergency department information systems, analytics systems, performance management and care management solutions, post-acute discharge management solutions, and homecare EHR solutions. We generally compete on the basis of several factors, including breadth and depth of services (including our open architecture and the level of product integration across care settings), reputation, reliability, accuracy, security, client service, price, and industry acceptance, expertise and experience.

Our principal existing competitors in the physician healthcare information systems and services market include, but are not limited to, ADP, Advanced Data Systems Corporation, Aprima Medical Software, athenahealth Inc., Cerner Corporation, CompuGroup Medical, CureMD Healthcare, E-MDS, eClinicalWorks Inc., Emdeon, Epic Systems Corporation, General Electric Company, Healthagen, Infor-Med Medical Information Systems Inc., Kareo, McKesson Corporation, Meditab, Meditech, NextTech Systems, Platinum Systems Specialists Inc., PracticeFusion, Quality Systems Inc., Quest Diagnostics, T-System, The Trizetto Group, Inc., Vitera Healthcare Solutions and Wellsoft Corporation.

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include, but are not limited to, Cerner Corporation, Computers Programs and Systems Inc., Compuware Corporation, Curaspan Health Group, Epic Systems Corporation, EXL Landa, General Electric Company, Homecare Homebase, McKesson Corporation, MedHost, Meditech, Midas+, Morrisey, Optum, Optum Insight, Quadramed, Siemens AG, Strata, Suncoast, TeleTracking and Wellsoft Corporation.

Backlog

As of December 31, 2013, we had a contract backlog of $3.4 billion, as compared to $2.8 billion as of December 31, 2012. Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. Of the $3.4 billion of contract backlog as of December 31, 2013, $129 million related to system sales, $378 million related to the provision of professional services, $827 million related to software maintenance, and $2.1 billion related to transaction processing and other services. We estimate that approximately 36% of our aggregate contract backlog as of December 31, 2013 will be recognized as revenue during 2014.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret, and patent laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties and control access to software, documentation, and other proprietary information.

Many of our products are designed to include intellectual property obtained from third parties. For example:

•

Many of our products are built on technology provided by Microsoft Corporation, such as the Microsoft SQL Server information platform, the Microsoft ..NET Framework, and the Microsoft Azure cloud platform.

•	We license content from companies such as Wolters Kluwer Health, Intelligent Medical Objects and Adheris, an inVentiv Health company, which we incorporate or utilize in certain of our products.

•

We have a strategic partnership with Nuance Communications, which allows us to use their Dragon Medical speech recognition products, and we have a strategic partnership with M*Modal (formerly known as MedQuist Inc.), which allows us to use their CDS Interactive Speech Recognition Applications, in each case with our suite of EHR applications.

It may be necessary in the future to seek or renew licenses relating to various aspects of our products and services. While we have generally been able to obtain licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which we operate, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our products and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties.

Geographic Information

Historically, the majority of our clients and revenue have been associated with North America, where we have clients in the United States and Canada. While we remain focused on the North American market, which we expect will continue to be a key driver of our revenue in the future, we believe that there are opportunities for us internationally as other countries face similar challenges of controlling healthcare costs while improving quality and efficiency. As a result, we have increased our efforts to selectively expand the sales of our products and services outside of North America, primarily in Western Europe, the Middle East, Asia, and Australia. In the year ended December 31, 2013, we signed a contract with a new client in Guam and signed new contracts with existing clients in Canada.

During the year ended December 31, 2013, our domestic and international sales accounted for 96% and 4%, respectively, of our total revenue. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K in the Notes to our consolidated financial statements in Note 16, “Geographic Information.”

Employees

As of December 31, 2013, we had approximately 7,200 employees worldwide. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and we file or furnish reports, proxy statements, and other information with the SEC. Such reports and information are available free of charge at our website at investor.allscripts.com as soon as reasonably practicable following our filing of any of these reports with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Furthermore, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business, financial condition, and operating results.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Industry

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by government programs and as a result of consolidation in both the IT and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

We compete on the basis of several factors, including:

•	breadth and depth of services, including our open architecture and the level of product integration across care settings;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry acceptance, expertise and experience.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition and operating results.

Consolidation in the healthcare industry could adversely affect our business, financial condition and operating results.

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

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, financial condition and operating results, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect, both in terms of the level of government reimbursement available to our clients and in that, in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our clients in a manner that complies with those laws and regulations. The ability of our clients to do so could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with physicians, hospitals and other provider clients are unique and the healthcare IT industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our clients is uncertain. There are federal and state privacy and security laws; fraud and abuse laws, including anti-kickback laws and limitations on physician referrals; and laws related to distribution and marketing, including off-label promotion of prescription drugs, which may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry generally and the EHR industry specifically are expected to continue to undergo significant legal and regulatory changes for the foreseeable future, which could have an adverse effect on our business, financial condition and operating results. We cannot predict the effect of possible future enforcement, legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud perpetrated by healthcare providers and professionals whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. The healthcare industry is subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or for the purchase or order, or arranging for or recommending referrals or purchases, of any item or service paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a regulatory, prosecutorial or judicial authority that any of our activities involving our clients, vendors or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our license or service fees and disqualify us from providing services to clients doing business with government programs, all of which could have a material adverse effect on our business, financial condition and operating results. Even an unsuccessful challenge by regulatory or prosecutorial authorities of our activities could result in adverse publicity, could require a costly response from us and could have a material adverse effect on our business, financial condition and operating results.

Patient Information. As part of the operation of our business, we may have access to or our clients may provide to us individually-identifiable health information related to the treatment, payment, and operations of providers’ practices. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the “Transaction Standards”); the “Security Standards” (the “Security Standards”); and the “Standards for Privacy of Individually Identifiable Health Information” (the “Privacy Standards”). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security measures for certain electronic health information, which is called Protected Health Information (“PHI”). The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by “Covered Entities,” defined as “health plans,” “health care providers,” and “health care clearinghouses.” Entities that perform services to or on behalf of Covered Entities where PHI is or is likely to be accessed are called Business Associates.

We believe we are a Covered Entity due to our acting as a “health care clearinghouse” through our provision of Allscripts Payerpath due to its filing of electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. We also believe that we are a Business Associate. Recent modifications to the HIPAA Privacy, Security, Breach Notification, and Enforcement Rules impose additional obligations and burdens on covered Entities, business associates, and their subcontractors relating to the privacy and security of PHI. Much of the Privacy Standards and all of the Security Standards now apply directly to Business Associates and their subcontractors. These new rules may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.

In addition, certain provisions of the Privacy Standards and Security Standards apply to third parties that create, access, or receive PHI in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities and Business Associates must enter a written “Business Associate Agreement”, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard PHI that it creates or accesses and will fulfill other material obligations. Most of our clients are Covered Entities, and we function in many of our relationships as a Business Associate of those clients. Under the HIPAA Omnibus Rule, Business Associates may be held directly liable for violations of HIPAA. Therefore, we could face liability under our Business Associate Agreements and HIPAA and HITECH if we do not comply with our Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and operating results, if such penalties ever were imposed.

Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our clients in a manner that is compliant with the Transaction, Security and Privacy Standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity clients. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003, and for the Security Standards in 2005, and for the HIPAA Omnibus Rule on September 23, 2013.

Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier, or NPI, for use in filing and processing healthcare claims and other transactions. Most Covered Entities were required to use NPIs in standard transactions by May 23, 2007. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of PHI that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by our clients in compliance with the Transaction, Security and Privacy Standards and are capable of being used by or for our clients in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our client contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA, HITECH or their implementing regulations on our business and operations. In the event that HIPAA, HITECH or their implementing regulations change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and operating results could be adversely affected. Additionally, certain state privacy laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our clients or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers and other identifiers, continues to be proposed and come into force at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including ePrescribing, which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the Federal level, however, on the use of ePrescribing for controlled substances and certain other drugs, including a new regulation enacted by the Drug Enforcement Association in mid-2010. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect many additional states to directly address these areas with regulation in the near future. In addition, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations on November 7, 2005 (effective January 1, 2006), and final regulations governing the standards for ePrescribing Under Medicare Part D on April 7, 2008 (effective June 6, 2008) (the “ePrescribing Regulations”). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). The E-prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Other rules governing ePrescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA, as well as a set of penalties for those not transmitting a minimum number of electronic prescriptions or participating in the Meaningful Use program. This incentive program is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and which is now known as the Physician Quality Reporting System (“PQRS”). Eligible professionals do not need to participate in PQRS to participate in the ePrescribing Incentive Program. Both programs were in effect throughout 2013 and remain in effect for 2014, with both generating payment adjustments for non-participating providers. To the extent that these new initiatives and regulations foster the accelerated adoption of ePrescribing, our business benefits from these incentive programs. However, HITECH is the most prominent incentive program since its passage, reducing the impact the MIPPA and PQRS programs have in spurring greater adoption of ePrescribing or other healthcare IT. In general, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products are affected by such regulation because of the need of our clients to comply, as discussed above. Compliance with these regulations could be burdensome, time consuming and expensive.

We also are subject, as discussed above, to future legislation and regulations concerning the development and marketing of healthcare software systems or requirements related to product functionality. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

Electronic Health Records. A number of important federal and state laws govern the use and content of EHRs, including fraud and abuse laws that may affect the donation of such technology. As a company that provides EHRs to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. We cannot predict the content or effect of possible changes to these laws or new federal and state laws that might govern these systems and services. Furthermore, several of our products are certified by an ONC-approved certifying body as meeting the standards for functionality, interoperability and security under HITECH. Our failure to maintain this certification or otherwise meet industry standards could adversely impact our business.

Under HITECH, eligible healthcare professionals and hospitals may qualify for Medicare and Medicaid payment for the “meaningful use” of certified electronic health record technology that meets specified objectives under the Meaningful Use program. Many of our products have been certified as compliant “complete EHRs” or “compliance modules,” in accordance with the applicable certification criteria set forth by the Secretary of HHS, including the 2014 EHR Certification Edition criteria (the “2014 Edition”). Such certification does not represent an endorsement of our products or modules by HHS or a guaranty of the receipt of incentive payments by our clients. If our clients do not receive or lose expected incentive payments, this could harm their willingness to purchase future products or upgrades, and therefore could have an adverse effect on our future revenues.

In order to qualify under the current “meaningful use” criteria, including Stage 2 criteria, our clients are required to install and implement our 2014 Edition-related software. This requires clients to prepare their systems for this new software, and to potentially purchase, install, and run additional software required by our 2014 Edition-related software, all in sufficient time to meet applicable deadlines. We or our clients may be unable to install and implement our 2014 Edition-related software in time to meet these deadlines. In such cases, those clients would not qualify for certain incentive payments under HITECH and could incur additional penalties. This could cause damage to our client relationships and could have an adverse effect on our future revenues.

We expect to see new, increasingly complex regulatory requirements in the future, including requirements related to Stage 3 “meaningful use” certification and voluntary regulations updating the 2014 Edition criteria. Certain of these requirements could be mandatory for many of our clients. Even if our clients are not obligated to upgrade their products to remain compliant with Meaningful Use, they may desire to do so, and our failure to cause our products to maintain the applicable certifications could put us at a disadvantage to our competitors’ products. We may incur additional costs in designing new upgrades and products and redesigning existing products to comply with these new requirements, which could also divert resources from our other research and development priorities.

Claims Transmission. Our system electronically transmits medical claims by physicians to patients’ payers for approval and reimbursement. In addition, we offer revenue cycle management services that include the manual and electronic processing and submission of medical claims by physicians to patients’ payers for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our clients is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability.

As discussed above, the HIPAA Transaction and Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. Furthermore, to the extent that there is some type of information security breach, it could have a material adverse effect on our business.

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. The FDA may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires these data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA would approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions like approval, labeling and manufacturing, as well as governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse effect on our business.

Health Reform. The PPACA may have an impact on our business. The PPACA contains various provisions which may impact us and our clients. Some of these provisions (including Accountable Care Organizations and the Comprehensive Primary Care Initiative) may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain federal programs, for example, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the healthcare sector, including us.

Additionally, conversations continue in Congress around the Medicare Sustainable Growth Rate reimbursement model and possible replacement payment methodologies, some of which would further encourage the adoption of healthcare IT in order to satisfy possible new requirements tying the report of quality measurements to the receipt of payment through Medicare but which also currently raise ambiguity among physician populations and healthcare organizations.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform at both the federal and state level could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our clients and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or operating results. Our clients and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

The government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our clients, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential clients and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHRs, providing clients with incentives to adopt EHR solutions or developing a low-cost government sponsored EHR solution, such as the VistA-Office EHR. Additionally, certain safe harbors to the federal anti-kickback statute and corresponding exceptions to the federal Ethics in Patient Referrals Act, known as the Stark law, may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and EHR systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute EHR solutions, whose hospital clients may seek to donate their existing acute EHR solutions to physicians for use in ambulatory settings.

If the electronic healthcare information market fails to develop as quickly as expected, our business, financial condition and operating results will be adversely affected.

The electronic healthcare information market is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market, especially in response to recent government subsidies. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and operating results will be adversely affected.

We may not see the benefits of government programs initiated to accelerate the adoption and utilization of health information technology.

While government programs have been initiated to improve the efficiency and quality of the healthcare sector, including expenditures to stimulate business and accelerate the adoption and utilization of healthcare technology, we may not receive any of those funds. For example, the passage of HITECH authorized approximately $30 billion in expenditures, including discretionary funding, to further the adoption of EHRs. However, there can be no certainty that the planned financial incentives, if made, will be made in regard to our services, nor can there be any assurance that HITECH will not be repealed or amended in a manner that would be unfavorable to our business. We also cannot predict the speed at which physicians will adopt EHR systems in response to such government incentives, whether physicians will select our products and services, or whether physicians will implement an EHR system at all, whether in response to government funding or at all. If the expected outcomes with respect to government programs do not materialize, or if physicians do not respond to such programs as expected, then this could have an adverse effect on our revenue growth and our future financial performance.

Changes in interoperability and other regulatory standards applicable to our software could require us to incur substantial additional development costs.

Our clients and the industry leaders enacting regulatory requirements are concerned with and often require that our software solutions be interoperable with other third party health IT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs. HITECH, which is part of ARRA, provides financial incentives to hospitals and doctors who demonstrate that they are “meaningful electronic health record users,” of health IT systems that are “certified” according to a set of standards for functionality, interoperability and security developed under the supervision of the Secretary of the Department of Health and Human Services. HITECH also imposes certain requirements upon governmental agencies to use, and requires healthcare providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. The Secretary of the Department of Health and Human Services continues to modify those standards. Achieving HITECH certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements, and other government programs unrelated to the EHR Incentive Program are increasingly referring to the ONC certification as a condition of participation. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to test and certify such technology.

We will incur increased development costs in delivering solutions to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our software solutions are not consistent with these evolving standards, our market position and sales could be adversely affected and we may have to invest significantly in changes to our software solutions, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.

Changes in CMS diagnosis and inpatient procedure coding require us to make modifications to our products and services, which could result in significant development costs and which if unsuccessful could adversely affect our sales.

CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes. CMS is requiring all providers, payers, clearinghouses, and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes will affect diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2014 must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid. If our products and services do not accommodate CMS mandates at any future date, clients may cease to use those products and services that are not compliant or may choose alternative vendors and products that are compliant. This could adversely impact future sales.

Risks Related to Our Company

The realignment of our sales, services, and support organizations could adversely affect client relationships and affect our future growth.

We periodically make adjustments to our sales, services, and support organizations in response to market opportunities, management changes, product introductions, and other internal and external considerations. These changes could result in a temporary lack of focus and reduced productivity. In addition, these adjustments could result in our clients experiencing a change in our employees with whom they interact. Any of these changes could adversely impact individual client relationships, client retention, and sales of products and services to existing clients. It is also possible that these changes could adversely affect our ability to sell our products and services to new clients. Any such events could negatively affect our revenue growth and our future financial performance.

If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services, our business, financial condition and operating results will be adversely affected.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians and hospitals to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot provide assurance that physicians and hospitals will integrate our products and services into their workflow or that participants in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants, or if we fail to position our services as a preferred method for information management and healthcare delivery, our business, financial condition and operating results could be adversely affected.

It is difficult to predict the sales cycle and implementation schedule for our software solutions.

The duration of the sales cycle and implementation schedule for our software solutions depends on a number of factors, including the nature and size of the potential client and the extent of the commitment being made by the potential client, all of which is difficult to predict. Our sales and marketing efforts with respect to hospitals and large health organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our current and potential clients may react by reducing or deferring investments, including their purchases of our solutions or services. If clients take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could adversely affect our business, financial condition and operating results. If clients take longer than we expect to implement our solutions, our recognition of related revenue would be delayed, which could also adversely affect our business, financial condition and operating results.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our clients’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of integrating any prior or future acquisition with our existing businesses, could cause us to incur unexpected expenses, render us unable to meet our clients’ requirements, and consequently have a significant negative impact on our business, financial condition and operating results.

We are working to expand our operations in markets outside of the United States. There can be no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing, and supporting our software abroad. Expansion of our international sales and operations may require us to divert the efforts of our technical and management personnel and could result in significant expense to us, which could harm our operating results.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, our business, financial condition and operating results could be adversely affected.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and increasingly aggressive industry standards and introduce new products and services accordingly. We cannot provide assurance that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our operating results. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our revenue growth and operating results.

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the health IT market is characterized by rapid technological change, we may be unable to anticipate changes in our current and potential clients’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective clients, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving client requirements or emerging industry standards, and, as a result, our business could suffer.

We may experience client attrition and incur significant legal and other costs relating to the standardization of our small office electronic health record and practice management systems, which could adversely affect our operating results.

In October 2012, we initiated a plan to standardize our small office EHR and practice management systems. As part of this plan, we intend to converge, over time, our MyWay EHR system (“MyWay”) with our Professional Suite EHR system (“Professional Suite”). Since that time, we have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. We will likely incur additional expenses in connection with such actions, which would adversely affect our operating results.

Certain of our MyWay clients have elected not to upgrade to Professional Suite. Additionally, certain MyWay clients and resellers, and four plaintiffs seeking to represent a class of MyWay clients, have filed lawsuits against us in 2012 and 2013 relating to our plan to converge the MyWay and Professional Suite systems. Any client dissatisfaction with our convergence program could adversely affect our future revenues. Additional costs related to this program, the costs of any litigation relating to this program, and any adverse outcomes related to such litigation, could materially increase our operating expenses and adversely affect our operating results.

Our business depends in part on our ability to establish and maintain additional strategic relationships.

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of healthcare and health IT industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to:

•	extend the reach of our products and services to a larger number of physicians and hospitals and to other participants in the healthcare industry;

•	develop and deploy new products and services;

•	further enhance our brand; and

•	generate additional revenue and cash flows.

Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors.

We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and operating results may suffer.

We have acquired and expect to acquire new companies or technologies, which are subject to significant risks.

From time to time, we have made investments in, or acquisitions of, businesses, joint ventures, new services and technologies, and other intellectual property rights. We expect that we will continue to make such investments and acquisitions in the future.

Investments and acquisitions involve numerous risks, including, but not limited to:

•

the potential failure to achieve the expected benefits of the investment or acquisition, including the inability to generate sufficient revenue to offset acquisition or investment costs, or the inability to achieve expected synergies or cost savings;

•	unanticipated expenses related to acquired businesses or technologies and its integration into our existing businesses or technology;

•	the diversion of financial, managerial, and other resources from existing operations;

•	the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions;

•	potential write-offs or amortization of acquired assets or investments;

•	the potential loss of key employees, clients, or partners of an acquired business;

•	delays in client purchases due to uncertainty related to any acquisition;

•	potential unknown liabilities associated with an investment or acquisition; and

•	the tax effects of any such acquisitions.

In addition, the success of any prior or future acquisition, including our merger with Eclipsys and our recent acquisitions of dbMotion and Jardogs, will depend, in part, on our ability to integrate our existing businesses with those of the acquired company, including the integration of products and technologies. These integrations are inherently complex, costly and time-consuming processes and involve numerous risks, including, but not limited to, unanticipated expenses and the diversion of financial, managerial, and other resources from both our existing operations and those of the acquired company’s. The integration of foreign acquisitions presents additional challenges associated with integrating operations across different cultures and languages, as well as currency and regulatory risks associated with specific countries.

If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to acquisitions or investments, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses or investments, which could have an adverse effect on our business and financial condition.

Finally, if we finance acquisitions by issuing equity or convertible or other debt securities, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligations related to the incurrence of indebtedness. This could adversely affect the market price of our common stock.

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

Complex software, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•	product liability claims or patient safety issues;

•	unexpected expenses and diversion of resources to remedy errors;

•	harm to our reputation;

•	lost sales;

•	delays in commercial releases;

•	delays in or loss of market acceptance of our solutions;

•	license termination or renegotiations; and

•	privacy and/or security vulnerabilities.

Furthermore, our clients might use our software together with products from other companies or those that they have developed internally. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, impact our reputation and cause significant client relations problems.

Our failure to protect our intellectual property rights could reduce the value of our products, services, and technologies.

Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies. For instance, any of our current or future intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all.

We have taken efforts to protect our proprietary rights. These efforts may not be sufficient or effective. For example, the secrecy of our trade secrets or other confidential information could be compromised by our employees or by third parties, which could cause us to lose the competitive advantage resulting from those trade secrets or confidential information. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise infringe upon, misappropriate, or use our intellectual property.

Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and still evolving. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and effective intellectual property protection may not be available in every country in which our products and services are distributed.

Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could harm our business and our ability to compete. Also, monitoring and protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could divert the efforts of our technical and management personnel and result in significant expense to us, which could harm our operating results.

We have been and in the future may be involved in legal proceedings that could materially adversely affect us, including legal proceedings alleging that we are infringing, misappropriating, or violating the intellectual property rights of third parties.

We have been and may continue to be subject to various legal proceedings and claims that have arisen in the ordinary course of business. Legal proceedings and claims involving us may be expensive, time consuming, disruptive to our operations, and distracting to our management. Furthermore, the outcome of any legal proceedings, regardless of the merits, is inherently uncertain. If one or more of these legal proceedings were resolved against us, this could result in significant monetary damages, disgorgement of revenue or profits, remedial corporate matters, or injunctive relief against us. This could adversely affect the way we operate our business, as well as our financial condition and operating results. If such adverse outcome occurs in a reporting period for an amount in excess of management’s expectations, our consolidated financial statements for that reporting period could also be adversely affected.

We maintain general liability coverage that may apply in the event we are involved in a legal proceeding or claim. This coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more claims against us, and may include larger self-insured retentions or exclusions for certain products or services. In addition, the insurer might disclaim coverage as to any future claim. This could increase the harm of one or more legal proceedings being resolved against us.

Our industry is characterized by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Additionally, our business involves the gathering and analysis of data about third parties, some or all of which may be claimed to be confidential or proprietary. As we continue to grow and expand into new geographies and markets, intellectual property rights claims against us may continue to increase. If we are found to infringe a third party’s intellectual property rights, we may be required to pay substantial damages. We may also be subject to a temporary or permanent injunction prohibiting us from marketing or selling certain products or services or requiring us to otherwise change our technology or business practices. This could result in a loss of revenues for us and otherwise adversely affect our business or financial condition. Many of our client agreements require us to indemnify our clients for third party intellectual property infringement claims, which would increase the costs to us of an adverse ruling on such claim or legal proceeding, and could adversely impact our relationships with our clients.

In certain cases, we may consider the desirability of entering into license agreements with respect to a third party’s intellectual property, or otherwise settling an outstanding legal proceeding or claim. No assurance can be given that such licenses or settlements can be obtained on acceptable terms or that litigation or other legal proceedings will not ultimately occur. These licenses or settlements may also significantly increase our operating expenses, restrict our business activities, or otherwise adversely affect our business, financial condition and operating results.

If we are unable to retain or motivate key personnel, or hire new personnel, then we may not be able to compete or grow effectively.

Much of our future performance depends on the continued availability and service of our key personnel, including our Chief Executive Officer, our senior management team, and our other highly qualified personnel, as well as being able to hire additional highly qualified personnel who have a deep understanding of our industry. Competition in our industry for such personnel, especially with respect to sales and technical personnel, is intense. We are required to expend significant resources on identifying, hiring, developing, motivating, and retaining such personnel throughout our organization. Many of the companies with whom we compete for such personnel have greater resources than us, and may be able to offer more attractive terms of employment. Our investment in training and developing our employees makes them more attractive to our clients and competitors, who may then seek to recruit them. Furthermore, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our failure to attract new highly qualified personnel, or our failure to retain and motivate our existing key personnel, could harm our business, our ability to compete, and our future growth prospects.

If our content and service providers fail to perform adequately, or to comply with laws, regulations or contractual covenants, our reputation and our business, financial condition and operating results could be adversely affected.

We depend on independent content and service providers for communications and information services and for some of the benefits we provide through our software applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews, the routing of transaction data to third-party payers and the hosting of our applications. Our ability to rely on these services could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our clients and damage our reputation. This would adversely affect our business, financial condition and operating results.

In addition, we may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure. We also rely on independent content providers for the majority of the clinical, educational and other healthcare information that we provide. In addition, we depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. If these parties fail to develop and maintain high quality, attractive content, the value of our brand and our business, financial condition and operating results could be impaired.

We may be liable for use of content we provide.

We provide content for use by healthcare providers in treating patients. Third-party content suppliers provide certain of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could harm our business, financial condition and operating results. Even unsuccessful claims could result in substantial costs and diversion of management and other resources.

If our security is breached, we could be subject to liability, and clients could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including PHI, financial information, and other sensitive information relating to our clients, company and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of our business operations. Similarly, denial-of-service or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property.

In light of this risk, we have devoted and continue to devote significant resources to protecting and maintaining the confidentiality of this information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. Any compromise of our electronic systems, including the unauthorized access, use or disclosure of sensitive information or a significant disruption of our computing assets and networks, could adversely affect our reputation or our ability to fulfill contractual obligations, could require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees, and engaging third party experts and consultants. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in civil or criminal liability or regulatory action, including potential fines and penalties. In addition, any real or perceived compromise of our security or disclosure of sensitive information, may result in lost revenues by, deterring clients from using or purchasing our products and services in the future or by clients electing to use competing suppliers.

We use third-party contractors to store, transmit, or host sensitive information for our clients. While we have contractual relationships with these third-party contractors that require them to have appropriate security programs and controls in place and, frequently, to indemnify us, any compromise or failure of these contractors’ security could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our clients.

Recently, other companies have experienced many high profile incidents involving data security breaches by entities that transmit and store sensitive information. Lawsuits resulting from these security breaches have sought very significant monetary damages, although many of these suits have yet to be resolved. While we maintain insurance to cover these types of damages and costs, if we are sued for this type of security breach it is uncertain whether this coverage would be applicable or sufficient to cover the costs or damages that might be assessed.

If we are forced to reduce our prices, our business, financial condition and operating results could suffer.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of managed care organizations, group purchasing arrangements made through government programs such as the Regional Extension Centers, and government action affecting reimbursement levels affecting physicians, hospitals, home health professionals or any combination thereof under Medicare, Medicaid and other government health programs. Our clients and the other entities with which we have a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our clients and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our operating results would be adversely affected. In addition, because cash from sales funds some of our working capital requirements, reduced profitability could require us to raise additional capital sooner than we would otherwise intend.

Our failure to license and integrate third-party technologies could harm our business.

We depend upon licenses for some of the technology used in our solutions from third-party vendors, and intend to continue licensing technologies from third parties. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and operating results.

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

If we fail to maintain and expand our business with our existing clients, or to effectively transition our clients to newer products, our business, financial condition and operating results could be adversely affected.

Our business model depends on our success with maintaining our existing clients and selling new and incremental products and services to our existing clients. In addition, our success with certain clients requires our achieving interoperability between our new products and our legacy products to provide a single solution that connects healthcare providers across care settings. Certain of our clinical solutions business unit clients initially purchase one or a limited number of our products and services. These clients might choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current clients could choose not to purchase these new offerings. If we fail to generate additional business from our current clients, our revenue could grow at a slower rate or even decrease.

In addition, the transition of our existing clients to current versions of our products presents certain risks, including the risk of data loss or corruption, or delays in completion. If such events occur, our client relationships and reputation could be damaged, which could adversely affect our business and operating results.

Our business is subject to the risks of international operations.

We operate in several countries outside of the U.S., including significant operations in India and Israel. Additionally, we plan to further expand our international sales efforts. This subjects our business to risks and challenges associated with operating internationally, which include:

•	Changes in local political, economic, social, and labor conditions;

•	Natural disasters, acts of war, terrorism, pandemics, or security breaches;

•	Different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences;

•

Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating, or make it cost-prohibitive for us to repatriate, cash earned in countries outside of the U.S.;

•	Import and export requirements, tariffs, trade disputes, and barriers;

•	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

•	Uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent;

•	Different or lesser protection of our intellectual property;

•	Different regulatory requirements that may apply to our products and/or how we operate; and

•	Localization of our products and services, including translation into foreign languages and associated expenses.

All of the foregoing risks could prevent or restrict us from offering products or services to a particular market, could increase our operating costs, and could otherwise adversely affect our operating results.

In addition, our compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, but are not limited to, internal control and disclosure rules, data privacy requirements, anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act) and other local laws prohibiting corrupt payments to government officials, and antitrust and competition regulations. Violations of these laws and regulations could result in, among other things, fines and penalties, criminal sanctions, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also affect our international expansion efforts, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or distributors, or third parties with whom we do business, will not violate our policies.

Finally, since we conduct business in currencies other than the U.S. dollar, but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may make our products and services more expensive for our international clients, or otherwise adversely affect our operating results. We occasionally hedge our international currency exposure; however, hedging programs are inherently risky and could expose us to additional risks.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Current economic and political conditions make tax rates in any jurisdiction, including those in the U.S., subject to significant change. Our future effective tax rates could be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including changes in tax laws affecting our products and services and the healthcare industry more generally. We are also subject to the examination of our tax returns and other documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations.

Business disruptions could affect our operating results.

A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Our failure to maintain proper and effective internal controls over financial reporting could impair our ability to produce accurate and timely financial statements.

We maintain internal financial and accounting controls and procedures that are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Ensuring that we have adequate internal financial and accounting controls and procedures in place, such that we can provide accurate financial statements on a timely basis, is a costly and time-consuming process that requires significant management attention. Additionally, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting, or if the firm interprets the relevant rules, regulations, or requirements related to the maintenance of internal controls over financial reporting differently than we do, then it may issue an adverse opinion.

As we continue to expand our business, the challenges involved in implementing adequate internal controls over financial reporting will increase. Furthermore, during the third quarter of 2013, we completed a significant upgrade to our enterprise resource planning (“ERP”) system. This upgrade involved substantial expenditures on system hardware and software, and required significant management attention. If this upgrade does not, or any subsequent upgrades or changes to our internal controls over financial reporting do not, operate as intended, it could require additional management attention or otherwise make it more difficult for us to maintain adequate internal controls over financial reporting.

Any failure to maintain adequate controls, any inability to produce accurate financial statements on a timely basis, or any adverse opinion issued by our independent registered public accounting firm related to our internal controls over financial reporting, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls over financial reporting are inadequate, or that we are unable to produce accurate financial statements on a timely basis, may harm the price of our common stock and make it more difficult for us to effectively market and sell our services to clients. This could also subject us to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

We could suffer losses due to asset impairment charges.

We are required under GAAP to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, as well as on an interim basis if indicators for potential impairment, such as a decline in the market value of our common stock, exist. In addition, we periodically review our finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. This includes the carrying value of the upgrade to our ERP system, which we completed in the third quarter of 2013. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could have a material adverse impact on our operating results.

There are inherent uncertainties in management’s estimates, judgments, and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including with respect to unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.

Risks Related to Our Common Stock

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

Additionally:

•

the indenture (the “Indenture”) governing our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”), which are discussed elsewhere in this Form 10-K, may prohibit us from engaging in a change of control unless, among other things, the surviving entity assumes our obligations under the 1.25% Notes;

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

Our Board of Directors (our “Board”) is authorized to issue up to 1 million shares of preferred stock without any action on the part of our stockholders. Our Board also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our Board to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to the holders of our common stock.

Our common stock price is subject to volatility.

The trading price of our common stock has been and may continue to be highly volatile, and could be subject to wide fluctuations in response to a number of factors, many of which are beyond our control.

Additionally, the stock market in general, and the market prices for companies in our industry in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs to us and divert our management’s attention and resources.

Our quarterly operating results may vary.

Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, some of which we have no control over, including clients’ budgetary constraints and internal acceptance procedures, the sales, service and implementation cycles for our software products, potential downturns in the healthcare market and in economic conditions generally, and other factors described in this “Risk Factors” section.

We base our expense levels in part on our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue than expected, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our operating results. In addition, our product sales cycle for larger sales is lengthy and unpredictable, making it difficult to estimate our future bookings for any given period. If we do not achieve projected booking targets for a given period, securities analysts may change their recommendations on our common stock. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

Our level of indebtedness could have important consequences. For example, it could make it more difficult for us to satisfy our obligations, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, and otherwise place us at a competitive disadvantage compared to our competitors who have less debt. We may also be able to incur substantial additional indebtedness in the future. If new indebtedness is added to our current indebtedness levels, the related risks that we face could intensify.

The Credit Agreement and the Indenture each contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Additionally, the Credit Agreement requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not be able to continue to meet those ratios. A breach of any of these covenants could result in an event of default under the Credit Agreement or the Indenture.

Upon the occurrence of an event of default, our lenders could terminate all commitments to extend further credit, and some or all of our outstanding indebtedness may become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments. Additionally, we have pledged substantially all of our tangible and intangible property as collateral under the Credit Agreement, and the lenders under the Credit Agreement could proceed against such collateral if we were unable to timely repay these amounts.

The accounting for the 1.25% Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the notes and may result in volatility to our Consolidated Statements of Operations.

We will settle any conversions of the 1.25% Notes entirely in cash. In accordance with GAAP, the conversion option that is part of the 1.25% Notes will be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this resulted in an initial valuation of the conversion option separate from the debt component of the 1.25% Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the 1.25% Notes, which will result in an effective interest rate reported in our financial statements significantly in excess of the stated coupon rate of the 1.25% Notes. This accounting treatment will reduce our earnings and could adversely affect the price at which our common stock trades.

For each financial statement period after the issuance of the 1.25% Notes, a hedge gain (or loss) will be reported in our financial statements to the extent the valuation of the conversion option changes from the previous period. The 1.25% Call Option (as defined under Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Future Capital Requirements) will also be accounted for as a derivative instrument, substantially offsetting the gain (or loss) associated with changes to the valuation of the conversion option. This may result in increased volatility to our operating results.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of our 1.25% Notes may not provide the benefits we anticipate, and may have a dilutive effect on our common stock.

Concurrently with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with, and issued the 1.25% Warrants (as defined under Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Capital Requirements) to, certain of the initial purchasers of the 1.25% Notes. We entered into the 1.25% Call Option transaction with the expectation that it would offset potential cash payments in excess of the principal amount of the 1.25% Notes upon conversion of the 1.25% Notes. In the event that the hedge counterparties fail to deliver potential cash payments to us, as required under the 1.25% Call Option documents, we would not receive the benefit of such transaction. Separately, we also issued the 1.25% Warrants to the hedge counterparties. The 1.25% Warrants could separately have a dilutive effect to the extent that the market price per share of our common stock, as measured under the terms of the transaction, exceeds the strike price of the 1.25% Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2013, we leased approximately 1 million square feet of building space worldwide. Our facilities are primarily located in the United States, although we also maintain facilities in Australia, Canada, India, Israel, Singapore, and the United Kingdom. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

We hereby incorporate by reference Note 17, “Contingencies,” of the Notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers

The following sets forth certain information regarding our executive officers as of February 24, 2014, based on information furnished by each of them:

Name	Age	Position
Paul Black	55	President and Chief Executive Officer
Brian Farley	44	Senior Vice President, General Counsel and Corporate Secretary
James Hewitt	47	Senior Vice President, Solutions Development
Dennis Olis	51	Senior Vice President, Operations
Richard Poulton	48	Senior Vice President, Chief Financial Officer

Paul Black has served as our President and Chief Executive Officer since December 2012 and is also a member of our Board. Prior to joining, Mr. Black served as Operating Executive of Genstar Capital, LLC, a private equity firm, and Senior Advisor at New Mountain Finance Corporation, an investment management company. From 1994 to 2007, Mr. Black served in various executive positions, including Chief Operating Officer from 2005 to 2007, at Cerner Corporation, a healthcare information technology company. Mr. Black serves as a director of Haemonetics Corporation, a public medical device company, and Truman Medical Centers.

Brian Farley has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2013. From 2005 to 2013, Mr. Farley served in various positions at Motorola Mobility LLC, a provider of mobile communication devices and video and data delivery solutions. His most recent role at Motorola Mobility LLC was Corporate Vice President and General Counsel of Motorola’s Home business.

James Hewitt has served as our Senior Vice President, Solutions Development since March 2013. From 2006 to 2013, Mr. Hewitt served as Chief Information Officer of Springfield Clinic, a multi-specialty health clinic. From 2009 to 2013, Mr. Hewitt also served as Chief Executive Officer of Jardogs, the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solutions provider, which we acquired in 2013.

Dennis Olis has served as our Senior Vice President, Operations since November 2012. Prior to joining, Mr. Olis served in various positions at Motorola Mobility LLC, a provider of mobile communication devices and video and data delivery solutions, for over 28 years. His most recent role at Motorola Mobility LLC was Corporate Vice President, Mobile Device Operations.

Richard Poulton has served as our Senior Vice President, Chief Financial Officer since October 2012. From 2006 to 2012, Mr. Poulton served in various positions at AAR Corp., a provider of products and services to commercial aviation and the government and defense industries. His most recent role at AAR Corp. was Chief Financial Officer and Treasurer.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Public Market for Common Stock

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MDRX.” The following table sets forth, for the periods indicated, the high and low intra-day sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2013 Quarter Ended
December 31, 2013	$15.54	$13.72
September 30, 2013	$16.43	$12.91
June 30, 2013	$14.24	$12.36
March 31, 2013	$13.92	$9.25
Fiscal Year 2012 Quarter Ended
December 31, 2012	$14.23	$8.85
September 30, 2012	$13.17	$8.84
June 30, 2012	$16.90	$8.99
March 31, 2012	$21.66	$16.55

Dividend Policy

We currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems relevant. The covenants in the Senior Secured Credit Facility (as defined below) include a restriction on our ability to declare dividends and other payments in respect of our capital stock.

Stockholders

According to the records of our transfer agent, as of February 27, 2014, there were 425 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Purchases of Equity Securities

In April 2011, our Board authorized a stock repurchase program under which we may purchase up to $200 million of our common stock over three years, expiring on May 9, 2014 or such earlier time that the total dollar amount has been used. In April 2012, our Board authorized the repurchase of an additional $200 million of our common stock, bringing the total repurchase authorization to $400 million. No shares were repurchased pursuant to this stock repurchase program during the year ended December 31, 2013. As of December 31, 2013, the amount available for repurchase of our common stock under this program was approximately $123 million. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table provides information with respect to common stock repurchase activity during the three months ended December 31, 2013 (which consisted only of the withholding of shares upon the vesting of restricted stock awards to satisfy employees’ statutory tax obligations) and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
10/01/13—10/31/13	0	$0.00	0	$123,044
11/01/13—11/30/13	0	$0.00	0	$123,044
12/01/13—12/31/13	5	$15.02	0	$123,044

	5	$15.02	0

See “Stock Repurchases” included under the “Liquidity and Capital Resources” section within Item 7 of this Form 10-K for additional information regarding the share repurchase program.

Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index for the period commencing on January 1, 2008 through December 31, 2013, and assuming an initial investment of $100. Data for the NASDAQ Composite index and the NASDAQ Health Services index assume reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

	12/08	12/09	12/10	12/11	12/12	12/13
Allscripts Healthcare Solutions, Inc.	100.00	203.93	194.25	190.93	94.96	155.85
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Health Services	100.00	118.31	122.82	111.62	117.99	163.12

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data at December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the seven months ended December 31, 2010 and the years ended May 31, 2010 and 2009 and the balance sheet data at December 31, 2011 and 2010 and May 31, 2010 and 2009 are derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,			Seven Months Ended December 31,	Year Ended May 31,
(In thousands, except per share amounts)	2013(1)	2012	2011	2010(2)	2010	2009(2)
Consolidated Statements of Operations Data:
Revenue	$1,373,061	$1,446,325	$1,444,077	$613,309	$704,502	$548,439
Cost of revenue	838,605	839,790	778,512	315,140	315,658	256,288

Gross profit	534,456	606,535	665,565	298,169	388,844	292,151
Selling, general and administrative expenses	419,599	384,370	387,571	232,788	224,995	199,902
Research and development	199,751	162,158	104,106	43,261	49,206	39,431
Asset impairment charges	11,454	11,101	0	0	0	0
Amortization of intangible and acquisition-related assets	31,253	35,635	37,344	16,235	10,060	6,884

(Loss) income from operations	(127,601)	13,271	136,544	5,885	104,583	45,934
Interest expense	(28,055)	(16,187)	(20,750)	(9,687)	(1,993)	(2,162)
Other income (expense), net	7,310	(14,544)	1,685	843	946	626

(Loss) income before income taxes	(148,346)	(17,460)	117,479	(2,959)	103,536	44,398
Income tax benefit (provision)	44,320	16,307	(43,870)	(2,606)	(40,666)	(18,376)

Net (loss) income	($104,026)	($1,153)	$73,609	($5,565)	$62,870	$26,022

(Loss) earnings per share—basic and diluted	($0.59)	($0.01)	$0.39	($0.03)	$0.42	$0.21

	As of December 31,				As of May 31,
(In thousands)	2013	2012	2011	2010	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$64,283	$105,662	$159,428	$131,136	$145,335	$73,426
Working capital	22,780	54,446	160,741	144,385	196,061	96,849
Goodwill and intangible assets, net	1,645,556	1,466,350	1,529,212	1,591,673	620,032	646,197
Total assets	2,619,663	2,349,537	2,488,502	2,418,587	1,094,690	952,656
Long-term debt	545,133	362,697	322,664	459,750	0	63,699
Total stockholders’ equity	1,318,145	1,284,341	1,476,720	1,383,768	806,825	700,370

(1)	Results of operations for the year ended December 31, 2013 include the results of operations of dbMotion and Jardogs for the period subsequent to the date of the acquisitions, March 4, 2013.
(2)	Results of operations for the seven months ended December 31, 2010 include the results of operations of Eclipsys for the period subsequent to the date of the merger, August 24, 2010. Results of operations for the year ended May 31, 2009 include the results of operations of Misys Healthcare Systems (“MHS” or “legacy MHS”) for the full year ended May 31, 2009 and the results of operations of our legacy business are included from the completion of the transactions (the “2008 Transactions”) contemplated by the Agreement and Plan of Merger dated as of March 17, 2008 by and among Misys plc (“Misys”), Allscripts Healthcare Solutions, Inc., MHS and Patriot Merger Company, LLC (“Patriot”) on October 10, 2008 through May 31, 2009. Since the 2008 Transactions constitute a reverse acquisition for accounting purposes, the pre-acquisition combined financial statements of MHS are treated as our historical financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in Item 6. “Selected Financial Data,” Item 8. “Financial Statements and Supplementary Data,” and the other financial information that appears elsewhere in this Form 10-K.

Overview

Our Business

We are a global provider of clinical, financial, connectivity, hosting, outsourcing, analytics, patient engagement, and population health solutions and services that empower consumers, physicians, hospitals, governments, health systems, health plans, retail clinics, retails pharmacies and post-acute organizations to deliver world-class outcomes. We deliver innovative solutions that provide physicians and other healthcare professionals with the data, information, insights, and connectivity required to transform health care by improving the quality and efficiency of patient care and to navigate the transition from fee-for-service to value-based care.

Today, we believe we offer one of the most comprehensive solutions for healthcare organizations of every size and setting. By combining physician, hospital, health system, and post-acute care solutions with solutions for population health, healthcare organizations can manage patients and patient populations across all care settings. Healthcare organizations are increasingly challenged to manage risk, improve quality, and reduce costs. Our population health solutions are well positioned to address this challenge, combining a complete view of the patient across all settings of care with analytics and patient engagement solutions.

Population Health Management is a strategic imperative for many healthcare executives today and is a primary objective for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable population health management solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. During the year ended December 31, 2013, we took several significant steps to solidify and advance our population health management solutions. We acquired dbMotion, a leading supplier of community health solutions, as well as Jardogs, the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solutions provider. We also released our Allscripts Care Director solution. Taken together, these solutions are delivering value to our clients by providing them with powerful connectivity and patient engagement and care coordination tools, enabling users to better comply with the Meaningful Use program. Population Health Management is commonly viewed as the next frontier in healthcare delivery and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

The healthcare IT industry in which we operate is facing significant challenges and opportunities due to new regulations and changes in industry standards. We believe a combination of changes in federal and state law, the development of new industry standards, and various incentives that exist today for EHR use, ePrescribing, and pay-for-quality initiatives, are moving health care towards an environment where EHRs are as common as practice management systems in all provider offices. As a result, we believe that HITECH and other provisions provided by ARRA, among other changes in laws, will continue to be a significant driver of healthcare IT adoption, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

We have taken steps to position us to have what we believe will be adequate capacity to meet the demand that could result from new orders related to HITECH, as well as requirements related to upgrading the software used by our current EHR clients. These steps included supplementing our internal direct sales force with a limited number of strategic distribution partners with established sales forces focused on smaller practices with one to three providers. Furthermore, we took steps to improve the efficiency of our approach to new system installations, which resulted in the standardization of certain key processes across client sites and a decrease in the number of hours required by our professional services team to enable installations of our clinical and practice management solutions.

HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program, which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology, such as our EHR solutions. In order to qualify for HITECH funding under the current “meaningful use” criteria, including Stage 2 criteria, our clients are required to install and implement our products, certified as having met various requirements (as currently defined under the 2010 and 2012 ONC Final Rules and under any future HITECH regulations and guidance that ONC may release), to achieve Meaningful Use by satisfying a variety of conditions outlined by CMS in 2010, 2012 and future years. The HITECH statute provides for a phased approach to implementation of the Meaningful Use standards, which the CMS Final Rules have specified to mean Stage 1 and Stage 2 (under way), with Stage 3 reserved for future rule-making based on the experiences to date but scheduled to begin, as announced in December 2013, in 2017. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by the Certification Commission for Health Information Technology (“CCHIT”) (which has announced it will be concluding its certification activities in 2014), the Drummond Group and/or other bodies to be accredited in the future, the changing frequency of the certification program, as announced by ONC in December 2013, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards, could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions were certified 2011/2012 compliant by an ONC-ACB, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. Each of our market-facing EHRs has also recently been certified as compliant with 2014 Edition requirements, as well as the Allscripts ED, dbMotion and FollowMyHealth™ products under the modular certification option.

We believe that to date the HITECH program has resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use or other regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 will not be able to do so in compliance with the requirements for the 2014 Edition, which could present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments end in coming years, we expect that the payment adjustment phase of the program, which penalizes organizations not participating in the EHR Incentive program, will provide a different motivation for purchase and expansion, particularly among hospitals and the largest practices.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the recent extension of the Stark and Anti-kickback exceptions, which allow hospitals and other organizations to subsidize the purchase of EHRs, will contribute to the continuation of this market dynamic. We also believe that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians in those small- and medium-sized practices who have not yet participated seek to qualify for the HITECH incentives for the first time or experienced practices upgrade in advance of the start of Stage 2 of the program. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

Although we believe that we have taken and continue to take the proper steps to take advantage of the opportunity presented by HITECH, given the effects the law is having on our clients, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Additionally, other public laws to reform the U.S. healthcare system contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain federal programs, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Additionally, conversations continue in the U.S. Congress around the Medicare Sustainable Growth Rate reimbursement model and possible replacement payment methodologies, which would further encourage the adoption of health IT in order to satisfy possible new requirements tying the report of quality measurements to the receipt of payment through Medicare. Resolution of this issue would also address current ambiguities among physician populations and healthcare organizations and allow them to make strategic decisions about the purchase of analytic software or other solutions important to compliance with new legislation.

The U.S. Department of Health and Human Services is implementing a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility. These standards are called ANSI-5010. Additionally, HIPAA requires all entities who are covered by HIPAA to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2014. These changes in coding standards present a significant opportunity for our clients to get to the most advanced versions of our products, but also pose a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices who may not understand the scope of the efforts necessary to successfully transition to the ICD-10 classification. New payment and delivery system reform programs, as have been launched related to the Medicare program, are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

We primarily derive our revenues from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales are also the basis for our recurring service contracts for software maintenance and certain transaction processing services. We revised our reportable segments effective December 1, 2013 in connection with changes to our organizational and management structure that were announced earlier in 2013. Prior to this change, we had five reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing.

The changes to our organizational and management structure were aimed at improving our operational effectiveness, enhancing our competitiveness and creating a greater focus on client needs. These changes, which involved the creation of strategic business units, were designed to transition us towards a flatter business unit model aligned with key products and services, and away from a functional organization. After the finalization of these changes and based upon the information used by our CODM for making operating decisions and assessing performance, we identified nine operating segments, which were aggregated into three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services.

Summary of Results

After a very challenging 2012, not only from a financial perspective but also from a product development and service delivery perspective, 2013 was a year of transformation for us. During 2013, we refocused our efforts on several key strategic and operational imperatives aimed at delivering on our critical client obligations and, while our financial results continued to decline, we continued to expand the depth and breadth of our products and platforms. We also took steps to streamline our organizational structure, cut long-term costs and become more efficient. In addition, we closed approximately $1 billion in refinancing activities, which provided us with greater flexibility to achieve our strategic imperatives.

As a result of these efforts, during 2013 we signed a number of new clients as well as significant client renewals and expansions, including the extension of our outsourcing agreement with our largest client through 2020. We also continued to invest in new technologies and client partnerships as evidenced by the 18% increase in our gross research and development spending compared to 2012.

Our bookings, which reflect the value of executed contracts for our solutions, totaled $902 million for the year ended December 31, 2013, which represented an increase of approximately 23% over the comparable prior year amount of $731 million. Bookings for the quarter ended December 31, 2013 totaled $274 million, compared to $236 million for the third quarter of 2013 and $181 million for the fourth quarter of 2012, which represented growth of approximately 16% and 52%, respectively. Our bookings in the fourth quarter of 2013 represented our highest level of quarterly bookings since the fourth quarter of 2011. Approximately 42% of our bookings in the fourth quarter of 2013 were derived from our Population Health Management solutions. During 2013, we continued to improve product performance and delivery execution, and we believe that the market has responded positively to these initiatives as evidenced by the sequential improvement in our bookings in each quarter of 2013.

Total revenue was $1.37 billion in 2013 compared with $1.45 billion for the prior year. While our bookings continue to strengthen, our revenue for the year ended December 31, 2013 does not reflect the full impact of the increase in bookings due in part to the timing of revenue recognition driven by the multi-year nature of new agreements, including an increase in the proportion of subscription-based arrangements and IT outsourcing. Revenue from professional services declined compared with the prior year primarily as a result of the timing of services associated with several large contracts in 2012 that did not recur in 2013 and a decrease in consulting services. Revenue from maintenance and transaction processing and other was relatively flat compared with the prior year reflecting the stability of our client base.

Gross research and development spending in 2013 totaled $242 million and consists of research and development expense of $200 million and capitalized software development costs of $42 million. This compares with the prior year gross research and development spending of $205 million. We continue to increase our development efforts to improve performance, accelerate product integration, and build new innovative solutions. Our research and development spending also includes development to meet government specifications for products that will enable clients to achieve Meaningful Use standards.

In order to better serve our clients and the healthcare market, we continue to converge, over time, our MyWay and Professional Suite small office EHR and practice management systems. We have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. We believe that our convergence program positions MyWay clients to achieve Meaningful Use Stage 2 and ICD-10 compliance, and prepares them for the shift to value-based care that focuses on costs, quality and outcomes. During 2013, we incurred approximately $28 million in costs and expenses associated with our convergence program and additional costs and expenses will be incurred in future quarters in connection with such actions.

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan includes the closure of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs. During 2013 we incurred employee severance and relocation costs, lease exit and other costs related to the Site Consolidation Plan of approximately $21 million. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan include lease exit costs totaling approximately $1 million. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

During 2013, we incurred approximately $13 million of additional costs in connection with the dbMotion acquisition. These costs primarily consist of approximately $6 million of employee compensation costs, which are included in selling, general and administrative expenses, and approximately $5 million related to the write-off of capitalized software that was replaced by functionality found in the dbMotion product, which is included in asset impairment charges in our accompanying statement of operations for the year ended December 31, 2013.

We recognized a gain of $3.4 million resulting from the remeasurement of our previously-held 4.25% interest in dbMotion to its fair value at the time of the acquisition. We also recognized a gain of $4.7 million resulting from the sale of our investment in Humedica, Inc. These investment gains are included in other income (expense), net, in our accompanying statement of operations for the year ended December 31, 2013.

During 2013, we completed two significant capital structure initiatives designed to provide us with improved capital efficiency as well as enhanced financial flexibility by extending the maturities of our debt, increasing our liquidity and lowering our cash interest costs. First, on June 18, 2013, we issued $345.0 million aggregate principal amount of 1.25% Cash Convertible Senior Notes (the “1.25% Notes”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the Call Spread Overlay described under the “Future Capital Requirements” section herein and transaction costs. Additionally, we used $300 million of the net proceeds to repay a portion of the outstanding indebtedness under our prior credit facility. Second, on June 28, 2013, we entered into the 2013 Credit Agreement with a syndicate of financial institutions, which provides for a $225 million Term Loan and a $425 million Revolving Facility, each with a term of five years. The proceeds from the Term Loan were used to retire all remaining amounts outstanding under our previous credit agreement and to pay fees and expenses in connection with the refinancing. Also on June 28, 2013, we borrowed $60 million under the Revolving Facility in connection with our entry into the 2013 Credit Agreement. As a result of the execution of these transactions, we recognized additional interest expense during 2013 of approximately $4 million, which primarily represents the write-off of previously deferred debt issuance costs associated with our previous credit agreement.

Revenues and Expenses

Revenues are derived primarily from sales of our software and related hardware, professional services and IT outsourcing services.

Cost of revenue consists primarily of salaries, bonuses and benefits for our billable professionals, third-party software costs, hardware costs, third-party transaction processing and consultant costs, amortization of acquired proprietary technology and software development costs, depreciation and other direct engagement costs.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and administrative personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, and selling and marketing expenses.

Research and development expenses consist primarily of salaries, bonuses and benefits for our development personnel, third party contractor costs and other costs directly related to development of new products and upgrading and enhancing existing products.

Asset impairment charges consist primarily of impairment charges related to our MyWay application and to software and fixed assets related to product consolidation activities associated with our dbMotion acquisition. The impairment charges related to our MyWay application include previously capitalized software development costs plus the net carrying value of a perpetual license for certain software code incorporated in MyWay and deferred costs relating to MyWay, which were determined to be unrealizable.

Amortization of intangible and acquisition-related assets consists of amortization of customer relationships, trade names and other intangibles acquired under purchase accounting related business combinations.

Interest expense consists primarily of interest on the 1.25% Notes and outstanding debt under the Senior Secured Credit Facility (as defined below), the amortization of debt discounts and debt issuance costs, and interest on capital leases.

Other income (expense), net consists primarily of realized gains on investments in 2013, the write-off of a tax indemnification asset in 2012, and interest earned on cash and marketable securities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. The accounting policies and estimates discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application involves significant judgment regarding the effect of inherently uncertain matters on our financial results. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by us. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract client support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, SaaS transactions, software hosting services, and IT outsourcing. For some clients, we host the software applications licensed from us remotely using our own or third-party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon delivery of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the client is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (generally software licenses) are accounted for using the residual method.

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

Fees related to SaaS arrangements are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to clients. These arrangements include professional services fees related to the implementation and set-up of our solutions and are billed upfront and recorded as deferred revenue until our solutions are made available to the client. The implementation and set-up fees are recognized as revenue ratably over the estimated client relationship period. The estimated length of a client relationship period is based on our experience with client contract renewals and consideration of the period over which such clients use our SaaS solutions.

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

We also enter into multiple-element arrangements that may include a combination of various software-related and non-software-related products and services. Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements, and the timing of revenue recognition, among others. In such arrangements, we first allocate the total arrangement consideration based on a selling price hierarchy at the inception of the arrangement. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence of fair value if available, third-party evidence of fair value if vendor-specific objective evidence of fair value is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence of fair value is available (discussion as to how we determine vendor-specific objective evidence of fair value, third-party evidence of fair value and estimated selling price is provided below). Upon allocation of the arrangement consideration to the software elements as a whole and individual non-software elements, we then further allocate consideration within the software group to the respective elements following higher-level, industry-specific guidance and our policies described above. After the arrangement consideration has been allocated to the various elements, we account for each respective element in the arrangement as described above.

To determine the selling price in multiple-element arrangements, we establish vendor-specific objective evidence of fair value using the price charged for a deliverable when sold separately and contractual renewal rates for maintenance fees. For non-software multiple element arrangements, third-party evidence of fair value is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated clients. If we are unable to determine the selling price because vendor-specific objective evidence or third-party evidence of fair value does not exist, we determine an estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, client demand, internal costs and overall economic trends. The determination of an estimated selling price is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future. These events could result in changes to our determination of vendor-specific objective evidence of fair value, third-party evidence of fair value and estimated selling price. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting.

Changes in circumstances and client data may result in a requirement to either separate or combine deliverables, such that a delivered item could now meet the separation criteria and qualify as a separate unit of accounting which may lead to an upward or downward adjustment to the amount of revenue recognized under the arrangement on a prospective basis.

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

We provide IT outsourcing services to our clients under arrangements that typically range from five to ten years in duration. Under these arrangements we assume full, partial or transitional responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. Revenue from these arrangements is recognized as services are performed.

Revenue is recognized net of any taxes collected from clients and subsequently remitted to governmental authorities. We record as revenue any amounts billed to clients for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

We record reimbursements for out-of-pocket expenses incurred as professional services revenue in our consolidated statement of operations.

Allowance for Doubtful Accounts Receivable

We rely on estimates to determine our bad debt expense and the adequacy of our allowance for doubtful accounts. These estimates are based on our historical experience and our assessment of a variety of factors related to the general financial condition of our clients, the industry in which we operate and general economic conditions. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments are reflected in our results of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, we must determine the amount of implied goodwill that would be established if the reporting unit was hypothetically acquired on the impairment test date. If the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill, an impairment loss equal to the excess would be recorded. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded.

The determination of fair value of our reporting units is based on a combination of a market approach that considers benchmark company market multiples and an income approach that uses discounted cash flows for each reporting unit utilizing Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance, and the expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. We also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units as part of our goodwill impairment testing.

All of our goodwill is assigned to reporting units where it is tested for impairment. The reporting units evaluated for goodwill impairment were determined to be the same as our operating segments. We performed our annual impairment test as of October 1, 2013, which consisted of a quantitative analysis. The fair value of each of our reporting units exceeded its carrying value and no indicators of impairment were identified as a result of the annual impairment test. If future anticipated cash flows from our reporting units are significantly lower than expected, our goodwill could be impaired, which could result in significant charges to earnings.

As discussed in Note 14, “Business Segments”, in the Notes to our consolidated financial statements included in Item 8 of this Form 10-K, effective as of December 1, 2013, we revised our reportable segments in line with the changes to our organizational and management structure that were announced earlier in 2013. The change in our reportable segments caused us to reallocate goodwill to our revised reporting units and re-perform our annual goodwill impairment test to ensure that this change did not delay, accelerate or avoid a potential impairment charge. The fair value of each of our revised reporting units exceeded its carrying value and no indicators of impairment were identified as a result of the re-performance of the goodwill impairment test.

Accounting guidance also requires that definite-lived intangible assets be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time.

Software Development Costs

We capitalize purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release.

Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

The carrying value of capitalized software is dependent on the ability to recover its value through future revenue from the sale of the software. At each balance sheet date, the unamortized capitalized costs of a software product are compared with the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required.

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience, expectations of future taxable income, the ability to carryback losses and other relevant factors.

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the income tax benefit (provision) line of our consolidated statements of operations.

Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of the following three categories:

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

Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the embedded conversion option liability associated with the 1.25% Notes. Refer to Note 7, “Debt,” and Note 12, “Derivative Financial Instruments,” to our consolidated financial statements included in Item 8 of this Form 10-K for further information, including defined terms, regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is substantially mitigated.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 1, “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in Item 8 of this Form 10-K.

Overview of Consolidated Results

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Revenue:
System sales	$113,573	$145,274	$227,906	(21.8%)	(36.3%)
Professional services	230,524	270,541	250,348	(14.8%)	8.1%
Maintenance	471,949	460,138	438,999	2.6%	4.8%
Transaction processing and other	557,015	570,372	526,824	(2.3%)	8.3%

Total revenue	1,373,061	1,446,325	1,444,077	(5.1%)	0.2%

Cost of revenue:
System sales (exclusive of amortization of software development and acquisition-related assets shown below)	54,252	62,884	90,305	(13.7%)	(30.4%)
Amortization of software development and acquisition-related assets	85,201	65,416	53,834	30.2%	21.5%
Professional services	215,136	234,869	210,614	(8.4%)	11.5%
Maintenance	143,957	145,352	135,570	(1.0%)	7.2%
Transaction processing and other	340,059	331,269	288,189	2.7%	14.9%

Total cost of revenue	838,605	839,790	778,512	(0.1%)	7.9%

Gross profit	534,456	606,535	665,565	(11.9%)	(8.9%)
% of Revenue	38.9%	41.9%	46.1%
Selling, general and administrative expenses	419,599	384,370	387,571	9.2%	(0.8%)
Research and development	199,751	162,158	104,106	23.2%	55.8%
Asset impairment charges	11,454	11,101	0	3.2%	NM
Amortization of intangible and acquisition-related assets	31,253	35,635	37,344	(12.3%)	(4.6%)

(Loss) income from operations	(127,601)	13,271	136,544	NM	(90.3%)
Interest expense	(28,055)	(16,187)	(20,750)	73.3%	(22.0%)
Other income (expense), net	7,310	(14,544)	1,685	(150.3%)	NM

(Loss) income before income taxes	(148,346)	(17,460)	117,479	NM	(114.9%)
Income tax benefit (provision)	44,320	16,307	(43,870)	171.8%	(137.2%)

Effective tax rate	29.9%	93.4%	37.3%
Net (loss) income	($104,026)	($1,153)	$73,609	NM	(101.6%)

NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Revenue:
System sales	$113,573	$145,274	$227,906	(21.8%)	(36.3%)
Professional services	230,524	270,541	250,348	(14.8%)	8.1%
Maintenance	471,949	460,138	438,999	2.6%	4.8%
Transaction processing and other	557,015	570,372	526,824	(2.3%)	8.3%

Total revenue	1,373,061	1,446,325	1,444,077	(5.1%)	0.2%

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Total revenue decreased during the year ended December 31, 2013 compared with the prior year primarily due to decreases in system sales and professional services. The decrease in system sales consisted of a $24 million decrease in software revenue and a $8 million decrease in hardware revenue. The increase in bookings during 2013 did not result in significant additional software revenue due to the multi-year nature of new agreements, including an increase in the proportion of high-visibility subscription-based and IT outsourcing recurring revenue. Hardware revenue decreased because subscription-based and IT outsourcing agreements require less robust hardware solutions for our clients. Professional services revenue decreased overall compared with the prior year primarily as a result of the timing of services associated with several large contracts in 2012 that did not recur in 2013 and a decrease in consulting services. In spite of the overall decrease in this category of revenue, professional services revenue related to our population health management solutions increased driven by the acquisitions of dbMotion and Jardogs. Maintenance revenue increased during the year ended December 31, 2013 as our client base remained stable. It should be noted we have noticed a shift from perpetual license agreements that have separate maintenance contracts to bundled software and maintenance subscription-based agreements for new purchases of our products. Transaction processing and other revenue decreased primarily as a result of the loss of an outsourcing client in early 2013. During 2013, we continued our efforts to improve the timeliness of new product releases, product performance and delivery execution, and we believe that the market has responded well to these initiatives as evidenced by the sequential improvement in our bookings in each quarter of 2013.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Total revenue was essentially unchanged during the year ended December 31, 2012 compared with the prior year as we realized increases in all revenue categories with the exception of system sales. The increase in professional services revenue was driven by increases in implementation and consulting services including the implementation of third-party solutions as compared with the prior year. Maintenance revenue increased primarily due to new system activations, an activation being the point at which maintenance terms commence. The increase in maintenance revenues was partially offset by a provision totaling approximately $17 million that represents a non-recurring revenue deferral related to clients who have long-aged accounts receivable balances. The increase in transaction processing revenue was attributable to the expansion of IT outsourcing services to our existing clients and growth in our client base. IT outsourcing revenues contributed $19 million of the increase in transaction processing and other revenue in addition to increases in SaaS-based and hosting revenues as we expanded our client base. Partially offsetting these increases in revenue for the year ended December 31, 2012 was a decrease in system sales, which consisted of a $60 million decrease in software revenue and a $23 million decrease in hardware revenue, as we experienced a decline in orders. Additionally, we continued to experience a shift in sales to physician practices that typically require less robust hardware solutions.

Gross Profit

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Total cost of revenue	838,605	839,790	778,512	(0.1%)	7.9%

Gross profit	534,456	606,535	665,565	(11.9%)	(8.9%)
% of Revenue	38.9%	41.9%	46.1%

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Gross profit decreased during the year ended December 31, 2013 compared with the prior year as our revenue decreased while costs of revenue remained flat primarily due to an increase in transaction processing and other costs of $9 million, and increases in the amortization of capitalized software development costs and acquisition-related intangible assets of $7 million and $13 million, respectively. Transaction processing and other costs increased because we made infrastructure improvements and incurred higher third-party costs in preparation for an increase in demand for our SaaS and hosting solutions. Partially offsetting these increases were lower costs of revenue associated with lower system sales and professional services revenue. Gross profit as a percent of revenue declined compared with the prior year primarily due to a higher mix of third-party systems sales, which carry lower gross margin, and the increases in the amortization of capitalized software development costs and acquisition-related intangible assets, and in transaction processing-related costs. Additionally, we experienced a decline in our billable hours.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Gross profit decreased during the year ended December 31, 2012 primarily due to the decline in system sales and an increase in certain costs of revenue compared with the prior year. During the year ended December 31, 2012, we recognized a $13 million increase in the amortization of software development costs associated with a higher capitalized base. We also realized an increase in professional services cost of revenue primarily due to a higher mix of third-party systems sales that are more costly to implement. Additionally, we experienced a decline in our billable utilization rate as the service hours delivered on various implementation projects exceeded our original estimates. Gross profit was further impacted by an increase in transaction processing and other revenue that was offset by higher costs as we added headcount and made infrastructure improvements in response to increased demand for our SaaS and hosting solutions. Gross profit as a percent of revenue declined compared with the prior year primarily due to the decline in higher-margin system sales, the increase in professional services costs discussed above, and the increases in amortization of software development costs and transaction processing-related costs.

Selling, General and Administrative Expenses

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Selling, general and administrative expenses	419,599	384,370	387,571	9.2%	(0.8%)

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

During the year ended December 31, 2013, selling, general and administrative expenses increased compared with the prior year. Significant increases during the year ended December 31, 2013 included: $17 million in costs associated with the Site Consolidation Plan, including $16 million in severance and relocation expenses; MyWay convergence program costs of approximately $11 million; and additional costs related to dbMotion and Jardogs of approximately $8 million that were not present in the prior year. Selling, general and administrative expenses for the year ended December 31, 2013 compared to prior year also included approximately $4 million of incremental amortization related to the upgrade of our integrated enterprise resource planning (“ERP”) system, which was completed in the third quarter of 2013. These increases were partially offset by decreases in other costs, including legal expenses, facility occupancy costs and stock-based compensation.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

During the year ended December 31, 2012, selling, general and administrative expenses decreased compared with the prior year primarily due to a decrease in expenses incurred relating to our merger with Eclipsys and other non-recurring costs, and a decrease in people-related expenses. Partially offsetting these decreases were: additional severance costs associated with the termination of certain executives of approximately $10 million, including cash severance of approximately $5 million and stock compensation expense of approximately $5 million; costs associated with our MyWay convergence program of approximately $4 million; and an increase in professional fees primarily attributable to legal expenses related to general legal matters, including expenses related to addressing legal claims involving us.

Research and Development

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Research and development	$199,751	$162,158	$104,106	23.2%	55.8%

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Research and development expenses increased during the year ended December 31, 2013 compared with the prior year primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve performance and accelerate product integration and innovation, which included efforts to meet client demand for products that will enable them to achieve Meaningful Use requirements. Also contributing to the increase during 2013 was a decrease in the capitalization rate of software development costs as fewer development efforts were eligible for capitalization due to the nature of the work being performed and the development status of projects.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Research and development expenses increased during the year ended December 31, 2012 primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve product performance and accelerate product integration and innovation. Also contributing to the increase was a decrease in the capitalization of software development costs as certain quality and efficiency development efforts were not eligible for capitalization.

Asset Impairment Charges

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Asset impairment charges	$11,454	$11,101	$0	3.2%	NM

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

During the year ended December 31, 2013, we recorded non-cash charges to earnings of approximately $5 million relating to deferred costs associated with our MyWay convergence program, which were deemed to be unrealizable. We also recorded approximately $6 million of software and fixed asset impairment non-cash charges primarily related to product consolidation activities associated with our acquisition of dbMotion.

Year Ended December 31, 2012, Compared with the Year Ended December 31, 2011

As a result of our MyWay convergence program and the related elimination of future cash flows from sales of MyWay, we recorded non-cash charges during the year ended December 31, 2012 related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay.

Amortization of Intangible Assets

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Amortization of intangible and acquisition-related assets	$31,253	$35,635	$37,344	(12.3%)	(4.6%)

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Amortization of intangible assets recognized during the year ended December 31, 2013 decreased compared with the prior year as the amortization periods for certain intangible assets ended and the intangible asset amounts were fully amortized, partially offset by amortization of intangible assets acquired through the dbMotion and Jardogs acquisitions.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Amortization of intangible assets recognized during the year ended December 31, 2012 decreased compared with the prior year as the amortization periods for certain intangible assets ended and the intangible asset amounts were fully amortized.

Interest Expense

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Interest expense	$28,055	$16,187	$20,750	73.3%	(22.0%)

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Interest expense increased during the year ended December 31, 2013 compared with the prior year primarily due to the accretion to interest expense of the original issue discount associated with the issuance of the 1.25% Notes in June 2013 and higher outstanding average debt balances as a result of the 1.25% Notes, the Term Loan and borrowings on our prior credit facility associated with our acquisition of dbMotion. In addition, interest expense for the year ended December 31, 2013 included the write-off of approximately $3 million of deferred debt issuance costs associated with our prior credit facility, which was replaced in June 2013, as well as approximately $1 million of fees incurred in connection with our new Senior Secured Credit Facility (as defined below) and approximately $1 million of interest expense associated with obligations arising from the dbMotion acquisition. The increase in interest expense was partially offset by the reduction in the notional amount of our interest rate swap agreement and lower amortization of debt issuance costs.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Interest expense for the year ended December 31, 2012 decreased compared with the prior year primarily due to lower average debt balances during 2012 and the reduction of the notional amount of our interest rate swap agreement. Also, interest expense for the year ended December 31, 2012 decreased because, during 2011, we wrote-off deferred debt issuance costs totaling approximately $2 million in connection with the execution of an amendment to our prior credit facility, which did not recur in 2012.

Other Income (Expense), Net

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Other income (expense), net	$7,310	($14,544)	$1,685	(150.3%)	NM

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Other income (expense), net for the year ended December 31, 2013 includes a gain of approximately $5 million resulting from the sale of our investment in Humedica, Inc., as well as a gain of approximately $3 million realized upon the adjustment to fair value of our prior interest in dbMotion upon our acquisition of the full remaining interest in dbMotion.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Other income (expense), net for the year ended December 31, 2012 includes an approximately $16 million write-off of a tax indemnification asset due to the settlement of the related acquired tax position indemnified by Misys plc for an amount less than the carrying value of the indemnification asset.

Income Tax Benefit (Provision)

	Year Ended December 31,			2013 % Change from 2012	2012 % Change from 2011
(Dollar amounts in thousands)	2013	2012	2011
Income tax benefit (provision)	$44,320	$16,307	($43,870)	171.8%	(137.2%)
Effective tax rate	29.9%	93.4%	37.3%

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

During the year ended December 31, 2013, we recorded a valuation allowance of $13.6 million for federal credit carryforwards, and foreign and state net operating loss carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate is lower for the year ended December 31, 2013 as compared to the prior year, primarily due to the settlement of the acquired tax position and valuation allowance discussed above and the impacts of the 2012 and 2013 U.S. research and development credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, reinstating retroactively to January 1, 2012 the research and development credit. As this law was not enacted until 2013, the impact of the 2012 credit of $3.6 million was not reflected in our financial statements until the year ended December 31, 2013. Our effective tax rate for 2013 also includes the impact of the estimated 2013 credit of $3.9 million. As of the filing of these financial statements, the research and development credit expired as of December 31, 2013 and has not been reinstated for 2014 and future years.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

The income tax benefit (provision) for the year ended December 31, 2012 includes an approximately $16 million tax benefit related to the settlement of an acquired tax position for an amount less than the carrying value of the uncertain tax liability. Accordingly, in 2012 we recognized a tax benefit and decreased our liability for unrecognized tax benefits.

The acquired tax position referenced above was indemnified by Misys plc and a related tax indemnification asset was previously included within other assets in our consolidated balance sheet. Since the settlement amount was less than the carrying value of the indemnification asset, we recorded a write-off of the remaining indemnification asset, which is included in other income (expense), net within the consolidated statement of operations. The resulting charge of $16 million was substantially non-deductible for tax purposes and therefore increased the effective tax rate for the entire year.

Excluding the effects of these items, our effective tax rate for the year ended December 31, 2012 was lower compared with the prior year due to a higher mix of foreign income taxed at lower rates and lower state tax expense.

Segment Operations

Overview of Segment Results

				2013 % Change from 2012	2012 % Change from 2011
	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Revenue:
Clinical and Financial Solutions	$871,819	$947,011	$949,248	(7.9%)	(0.2%)
Population Health	257,738	244,153	237,001	5.6%	3.0%
Managed Services	222,358	231,869	212,278	(4.1%)	9.2%
Unallocated Amounts	21,146	23,292	45,550	(9.2%)	(48.9%)

Total revenue	$1,373,061	$1,446,325	$1,444,077	(5.1%)	0.2%

Gross Profit:
Clinical and Financial Solutions	$407,624	$458,930	$501,536	(11.2%)	(8.5%)
Population Health	175,591	157,007	165,834	11.8%	(5.3%)
Managed Services	20,454	35,392	29,322	(42.2%)	20.7%
Unallocated Amounts	(69,213)	(44,794)	(31,127)	54.5%	43.9%

Total gross profit	$534,456	$606,535	$665,565	(11.9%)	(8.9%)

Income from operations:
Clinical and Financial Solutions	$166,500	$239,712	$319,013	(30.5%)	(24.9%)
Population Health	108,733	101,457	123,560	7.2%	(17.9%)
Managed Services	20,454	35,392	29,322	(42.2%)	20.7%
Unallocated Amounts	(423,288)	(363,290)	(335,351)	16.5%	8.3%

Total (loss) income from operations	($127,601)	$13,271	$136,544	NM	(90.3%)

Clinical and Financial Solutions

The Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications, financial and information solutions, and related installation and maintenance services, to physician practices, hospitals and health systems of various sizes. These solutions primarily include EHR-related software, financial and practice management software, related installation and training services, and electronic claims administration services.

				2013 % Change from 2012	2012 % Change from 2011
	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Revenue	$871,819	$947,011	$949,248	(7.9%)	(0.2%)
Gross profit	$407,624	$458,930	$501,536	(11.2%)	(8.5%)
Gross profit margin %	46.8%	48.5%	52.8%
Income from operations	$166,500	$239,712	$319,013	(30.5%)	(24.9%)
Operating margin %	19.1%	25.3%	33.6%

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Clinical and Financial Solutions revenue decreased during the year ended December 31, 2013 primarily due to decreases in system sales and professional services of approximately $15 million and $34 million, respectively. While bookings increased during 2013, system sales were lower primarily due to the multi-year nature of new agreements, including an increase in the proportion of subscription-based recurring revenue. Professional services revenue decreased primarily as a result of the timing of services associated with several large contracts in 2012 that did not recur in 2013 and a decrease in consulting services. In addition, we experienced reduced demand for certain medical processing solutions and billing and collection processing solutions.

Gross profit and operating margins decreased primarily due to a higher mix of third-party system sales, which carry lower margins, and increases in the amortization of software development costs and in research and development expenses, as we increased headcount to accelerate product development efforts and improve product performance. Additionally, the decline in professional services revenue was high relative to our service staffing levels, which had an unfavorable impact on profitability of the segment.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Clinical and Financial Solutions revenue decreased during the year ended December 31, 2012 primarily due to decreases in system sales of approximately $44 million as we experienced a decline in orders due in part to speculation in the second half of 2012 about our future corporate autonomy and also due to certain of our existing and prospective clients continuing to evaluate purchase decisions in anticipation of new product releases. During the year ended December 31, 2012, we also recorded a provision totaling $17 million representing a revenue deferral related to clients with long-aged accounts receivable balances. Partially offsetting the decrease in system sales was an increase in professional services revenue attributable to increases in implementation and consulting services, including the implementation of third-party solutions. In addition, maintenance revenue increased primarily due to increases in our client base and client activations (an activation being the point at which maintenance terms commence).

The gross profit and operating margins decreased primarily due to the decline in higher-margin system sales and incremental costs related to a higher mix of third-party systems sales that are more costly to implement. We experienced a decline in our billable utilization rate, as our service hours delivered on various implementation projects exceeded our original estimates. The segment’s profitability was also unfavorably impacted by an increase in the amortization of software development costs associated with a higher capitalized base and higher research and development expenses, as we increased headcount to accelerate product development efforts and improve product performance.

Population Health

The Population Health segment derives its revenue from the sale of health management solutions, which are mainly targeted at hospitals, health systems and ACOs, and which enable such organizations to connect, transition, analyze, and coordinate care across the entire care community.

				2013 % Change from 2012	2012 % Change from 2011
	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Revenue	$257,738	$244,153	$237,001	5.6%	3.0%
Gross profit	$175,591	$157,007	$165,834	11.8%	(5.3%)
Gross profit margin %	68.1%	64.3%	70.0%
Income from operations	$108,733	$101,457	$123,560	7.2%	(17.9%)
Operating margin %	42.2%	41.6%	52.1%

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

During the year ended December 31, 2013, revenue increased primarily due to our acquisitions of dbMotion and Jardogs, and increased demand for our population health management solutions. Bookings from our population health management solutions represented approximately 35% of our total annual bookings during 2013 and increased approximately 70% compared to the prior year.

The higher gross profit and operating margins of the Population Health segment compared with the prior year reflect the increase in revenues and an improvement in our operating leverage, as the rate of increase in costs associated with providing and supporting our population health management solutions was lower than the growth rate of revenue.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

During the year ended December 31, 2012, revenue increased as we acquired new clients and expanded our patient portal client base. This increase was mainly driven by revenues from SaaS-based and subscription-based services, which represent the primary product delivery method for our population health management solutions.

The gross profit and operating margins of the Population Health segment decreased primarily as a result of higher software development expenses and infrastructure-related costs in response to the existing and anticipated increase in demand for our population health management solutions.

Managed Services

Managed Services derives its revenue from the sale of outsourcing and remote hosting solutions, where we assume partial to total responsibility for a healthcare organization’s IT operations. The revenues from this segment are primarily reflected as part of transaction processing and other in our consolidated statements of operations. All of the costs associated with this segment are direct in nature.

				2013 % Change from 2012	2012 % Change from 2011
	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Revenue	$222,358	$231,869	$212,278	(4.1%)	9.2%
Gross profit	$20,454	$35,392	$29,322	(42.2%)	20.7%
Gross profit margin %	9.2%	15.3%	13.8%
Income from operations	$20,454	$35,392	$29,322	(42.2%)	20.7%
Operating margin %	9.2%	15.3%	13.8%

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Managed Services revenue decreased during the year ended December 31, 2013 primarily due to the timing of revenue recognition for several large contracts and client attrition. However, bookings for our outsourcing and remote hosting solutions increased by approximately 53% during the year ended December 31, 2013 compared with the prior year, with more than 50% of our 2013 bookings occurring in the second half of 2013.

The overall profitability of the Managed Services segment declined during the year ended December 31, 2013, as headcount-related costs and costs of third-party outsourcing services remained high relative to revenues as we continue to respond to increased demand for our IT outsourcing solutions. Additionally, we experienced an increase in the cost of third-party services related to remote hosting client contracts.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Managed Services revenue increased during the year ended December 31, 2012 primarily due to expanding IT outsourcing services to existing clients while also adding new clients.

The gross profit and operating margins of the Managed Services segment improved during the year ended December 31, 2012 in spite of higher headcount-related costs compared with the prior year, as we responded to the increased demand for our IT outsourcing solutions, which only partially offset the increase in revenue. During the year ended December 31, 2012, we also incurred higher infrastructure costs to accommodate software upgrades, primarily associated with our remote hosting solutions, which partially reduced the margins.

Unallocated Amounts

Corporate general and administrative expenses (including marketing expenses), interest expense and the provision for income taxes are centrally managed and are not attributed to an operating segment. As a result, these expenses are not allocated to our reportable segments because they are not part of the operating segment data provided to our CODM.

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition, and we exclude the amortization of intangible assets, stock-based compensation expense and one-time expenses from the operating segment data provided to our CODM. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. In addition, the “Unallocated Amounts” category includes revenue and the associated cost from the resale of certain ancillary products, primarily consisting of hardware.

				2013 % Change from 2012	2012 % Change from 2011
	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Revenue	$21,146	$23,292	$45,550	(9.2%)	(48.9%)
Gross profit	($69,213)	($44,794)	($31,127)	54.5%	43.9%
Gross profit margin %	NM	(192.3%)	(68.3%)
Income from operations	($423,288)	($363,290)	($335,351)	16.5%	8.3%
Operating margin %	NM	NM	NM

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

During the year ended December 31, 2013, revenues remained relatively flat as a result of a decrease in hardware sales, primarily driven by a higher proportion of subscription-based agreements and IT outsourcing, which require less robust hardware solutions for our clients. This decrease was partially offset by lower deferred revenue-related adjustments compared with the prior year.

Unallocated expenses increased $60 million during the year ended December 31, 2013 primarily due to higher personnel costs that included an increase of $20 million related to non-recurring costs, including severance and other costs. In addition, MyWay convergence program and other product consolidation costs increased $24 million. The remainder of the increase was primarily driven by the amortization of acquisition-related intangible assets, which increased by $8 million, and an increase of $4 million in transaction-related expenses primarily associated with the dbMotion and Jardogs acquisitions.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

During the year ended December 31, 2012, revenues decreased primarily due to lower hardware sales as a result of the decline in system sales.

Unallocated expenses increased during the year ended December 31, 2012 primarily as a result of higher legal expenses in connection with general legal matters, including expenses related to addressing claims involving us, asset impairment charges totaling $11 million and higher facility occupancy costs. These increases were partially offset by a decrease in expenses incurred related to our merger with Eclipsys.

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

(Dollar amounts in millions)	As of December 31, 2013	As of December 31, 2012	% Change
Contract backlog:
System sales	$129	$107	20.6%
Professional services	378	376	0.5%
Maintenance	827	875	(5.5%)
Transaction processing and other	2,072	1,450	42.9%

Total contract backlog	$3,406	$2,808	21.3%

Total contract backlog as of December 31, 2013 increased compared with December 31, 2012 primarily due to an increase in transaction processing and other services, which was positively influenced by the extension of our outsourcing agreement with one of our largest clients through 2020; partially offset by declines in system sales and maintenance, as those two categories continued to feel the impact of the decline in orders which occurred during the latter part of 2012. We estimate that approximately 36% of our aggregate contract backlog as of December 31, 2013 will be recognized as revenue during 2014.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS. Bookings were as follows:

	Year Ended December 31,
(Dollar amounts in millions)	2013	2012	% Change
Bookings	$902	$731	23.4%

Bookings for 2013 showed a recovery from the declines experienced in the second half of 2012. During 2013 we continued to improve product performance and delivery execution, and we believe that the market has responded positively to these initiatives as evidenced by a 23% increase in bookings compared with 2012. Our bookings during the fourth quarter of 2013 represent our highest level of quarterly bookings since the fourth quarter of 2011. Approximately 35% of our total annual bookings during 2013 were derived from our population health management solutions.

Selected Quarterly Operating Results

The following table sets forth a summary of our unaudited quarterly results of operations for our last eight quarters. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Form 10-K. The operating results for any quarter should not be relied upon to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors—Risks Related to Our Common Stock—Our quarterly operating results may vary” included Part I, Item 1A of this Form 10-K.

	Quarter Ended
(In thousands, except per share amounts)	December 31, 2013(1)	September 30, 2013(1)	June 30, 2013(1)		March 31, 2013(1)	December 31, 2012	September 30, 2012		June 30, 2012	March 31, 2012
	(Unaudited)
Consolidated Statements of Operations Data:
Revenue	$350,977	$330,191	$344,827		$347,066	$350,963	$360,694		$369,956	$364,712
Cost of revenue	212,778	204,644	208,545		212,638	214,631	203,658		212,466	209,035

Gross profit	138,199	125,547	136,282		134,428	136,332	157,036		157,490	155,677
Selling, general and administrative expenses	109,273	104,506	101,588		104,232	104,350	90,412		92,291	97,317
Research and development	47,870	49,400	51,822		50,659	49,994	37,802		38,240	36,122
Asset impairment charges	950	7,371 (2)	2,814	(2)	319	0	11,101	(2)	0	0
Amortization of intangible and acquisition-related assets	7,651	7,722	8,379		7,501	8,588	8,537		9,255	9,255

(Loss) income from operations	(27,545)	(43,452)	(28,321)		(28,283)	(26,600)	9,184		17,704	12,983
Interest expense	(7,024)	(6,895)	(9,499	)(4)	(4,637)	(4,257)	(3,718)		(4,358)	(3,854)
Other (expense) income, net	(213)	(826)	218		8,131 (5)	759	(15,845	)(6)	150	392

(Loss) income before income taxes	(34,782)	(51,173)	(37,602)		(24,789)	(30,098)	(10,379)		13,496	9,521
Income tax benefit (provision)	14,164 (3)	2,233 (3)	14,726		13,197	5,776	19,754	(6)	(5,515)	(3,708)

Net (loss) income	($20,618)	($48,940)	($22,876)		($11,592)	($24,322)	$9,375		$7,981	$5,813

(Loss) earnings per share—basic and diluted	($0.12)	($0.27)	($0.13)		($0.07)	($0.14)	$0.05		$0.04	$0.03

(1)	Results of operations for the quarter include the results of operations of dbMotion and Jardogs for the period subsequent to the date of each acquisition, which was March 4, 2013.
(2)	Asset impairment charges reflect non-cash charges to earnings primarily related to the impairment of previously capitalized software development and other deferred costs related to our MyWay convergence program. In addition, the quarters ended June 30 and September 30, 2013 also include the impairment of software and fixed assets related to product consolidation activities associated with the dbMotion acquisition.
(3)	Income tax benefit (provision) reflects the recognition of a valuation allowance of $16.3 million for federal credit carryforwards, and foreign and state net operating loss carryforwards in the quarter ended September 30, 2013 and a reduction of the valuation allowance of $2.7 million in the quarter ended December 31, 2013.
(4)	Interest expense includes the write-off of $3.9 million of deferred debt issuance costs associated with our prior credit facility, which was replaced in June 2013.
(5)	Other (expense) income, net includes a gain of $4.7 million resulting from the sale of our investment in Humedica, Inc., as well as a gain of $3.3 million from the remeasurement to fair value of our prior interest in dbMotion in connections with our acquisition of dbMotion.
(6)	Other (expense) income, net, includes a $16 million charge for the write-off of a tax indemnification asset due to the settlement of the related acquired tax position for an amount less than the carrying value of the indemnification asset. Likewise, income tax benefit (provision) includes a $16 million benefit resulting from the settlement of that acquired position for an amount less than the carrying amount of the uncertain tax liability.

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $64 million and our Senior Secured Credit Facility described below. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

				2013 $ Change from 2012	2012 $ Change from 2011
	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Net (loss) income	($104,026)	($1,153)	$73,609	($102,873)	($74,762)
Non-cash adjustments to net (loss) income	180,910	186,572	201,242	(5,662)	(14,670)
Cash impact of changes in operating assets and liabilities	4,103	37,251	(6,097)	(33,148)	43,348

Net cash provided by operating activities	$80,987	$222,670	$268,754	($141,683)	($46,084)

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net cash provided by operating activities decreased by approximately $142 million during the year ended December 31, 2013, primarily as a result of the overall decrease in revenue and decline in profitability due to higher spending for non-capitalized research and development costs; costs related to our MyWay convergence program; costs related to the acquisition of dbMotion and Jardogs, including transition costs and the incremental selling, general and administrative expenses of the acquired businesses; and payments related to the Site Consolidation Plan. In addition, during 2013, we used our working capital to support our business needs and we also funded the prepayment of certain compensation costs related to the acquisition of dbMotion.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net cash provided by operating activities decreased during the year ended December 31, 2012 as higher payroll expenditures related to an increase in headcount and an increase in vendor payments, including higher costs related to the implementation of third party system sales, were partially offset by an increase in cash received from clients.

Investing Cash Flow Activities

				2013 $ Change from 2012	2012 $ Change from 2011
	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Capital expenditures	($74,130)	($80,166)	($44,306)	$6,036	($35,860)
Capitalized software	(42,026)	(42,965)	(60,748)	939	17,783
Cash paid for business acquisitions, net of cash acquired	(148,875)	0	0	(148,875)	0
Purchases of marketable securities and other investments	0	0	(12,900)	0	12,900
Sales and maturities of other investments	12,891	94	55	12,797	39
Proceeds received from sale of fixed assets	0	0	20,000	0	(20,000)
Change in restricted cash	0	0	2,225	0	(2,225)

Net cash used in investing activities	($252,140)	($123,037)	($95,674)	($129,103)	($27,363)

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net cash used in investing activities increased during the year ended December 31, 2013, primarily due to the payment of $139 million of cash consideration for the acquisition of dbMotion and $24 million of cash consideration for the acquisition of Jardogs, less $14 million of cash acquired from dbMotion. This increase was partially offset by the cash receipt of approximately $12 million from the sale of our investment in Humedica and lower capital spending. The decrease in capital spending is primarily driven by lower expenditures related to our information systems infrastructure as we completed the upgrade to our integrated ERP system in the third quarter of 2013. Additional proceeds of approximately $2 million from the Humedica sale remain held in escrow and are expected to be released to us over the two-year period following the sale, if not otherwise used for contingencies.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net cash used in investing activities increased during the year ended December 31, 2012, primarily due to an increase in capital spending that was partially offset by a decrease in capitalized software development costs. Also, the prior year includes the acquisition of cost method investments, the release of restricted cash, and proceeds from the sale of certain hosting equipment and infrastructure that did not recur in 2012. The increase in capital spending is related to the acquisition of computer equipment and software to improve our information systems infrastructure and to accommodate data management and hosting related to our SaaS and hosting solutions. The capitalization of software development costs decreased as certain quality and efficiency development efforts were not eligible for capitalization.

Financing Cash Flow Activities

				2013 $ Change from 2012	2012 $ Change from 2011
	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	$336,662	$0	$0	$336,662	$0
Purchase of call option related to 1.25% senior cash convertible notes	(82,800)	0	0	(82,800)	0
Proceeds from issuance of warrants, net of issuance costs	51,208	0	0	51,208	0
Proceeds from issuance of common stock	11,447	5,519	35,119	5,928	(29,600)
Excess tax benefits from stock-based compensation	3,887	3,516	8,818	371	(5,302)
Taxes paid related to net share settlement of equity awards	(9,732)	(10,292)	(11,456)	560	1,164
Net payments on debt instruments	(610,051)	(251,696)	(171,851)	(358,355)	(79,845)
Credit facility borrowings, net of issuance costs	460,983	324,010	47,193	136,973	276,817
Payments of acquisition financing obligations	(29,671)	0	0	(29,671)	0
Repurchase of common stock	0	(225,961)	(51,462)	225,961	(174,499)

Net cash provided by (used in) financing activities	$131,933	($154,904)	($143,639)	$286,837	($11,265)

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net cash provided by financing activities increased during the year ended December 31, 2013 primarily due to the absence of any common stock repurchase activity during 2013. Additionally, the net proceeds from the issuance of the 1.25% Notes, including the related cash flows from the purchase of the 1.25% Call Option and the issuance of warrants, along with the drawdown on our new Senior Secured Credit Facility, were substantially used to fund the net reduction in borrowings under our prior credit facility.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net cash used in financing activities increased during the year ended December 31, 2012 primarily due to the increased level of activity under our stock repurchase program. This increase was partially offset by net borrowings under our prior credit facility that were used to finance stock repurchases during 2012. Proceeds from stock-based compensation activities were lower compared with 2011 and excess tax benefits from stock-based compensation declined as the fair value of equity awards vesting during 2012 was more aligned with the fair value of the awards on the date of grant.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and the Senior Secured Credit Facility (as defined below) as of December 31, 2013:

(Dollar amounts in thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes(1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facilities	296,875	16,875	28,125	39,375	50,625	161,875	0

Total principal payments	641,875	16,875	28,125	39,375	50,625	161,875	345,000

Interest payments:
1.25% Cash Convertible Senior Notes(1)	28,034	4,313	4,313	4,313	4,313	4,313	6,469
Senior Secured Credit Facilities(2)	38,837	10,565	9,465	8,520	7,248	3,039	0

Total interest payments	66,871	14,878	13,778	12,833	11,561	7,352	6,469

Total future debt payments	$708,746	$31,753	$41,903	$52,208	$62,186	$169,227	$351,469

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on December 31, 2013, which was 2.92%. Also includes the effect of the floating-to-fixed interest rate swap through its expiration on October 31, 2014.

1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of the 1.25% Notes. The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the Call Spread Overlay described below and transaction costs. Additionally, we used $300 million of the net proceeds to repay a portion of the outstanding indebtedness under our prior credit facility.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1 and July 1 of each year, at a fixed annual rate of 1.25% commencing on January 1, 2014. The 1.25% Notes will mature on January 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

The 1.25% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.25% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.25% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.25% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.25% Notes, equal to the settlement amount, determined in the manner set forth in the Indenture.

The initial conversion rate will be 58.1869 shares of our common stock per $1,000 principal amount of the 1.25% Notes (equivalent to an initial conversion price of approximately $17.19 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert such holder’s 1.25% Notes in connection with such a corporate event in certain circumstances. We may not redeem the 1.25% Notes prior to the maturity date, and no sinking fund is provided for the 1.25% Notes.

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

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 12, “Derivative Financial Instruments,” of the Notes to our consolidated financial statements included in Item 8 of this Form 10-K.

As noted above, the reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes is 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2013, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of six and a half years. The 1.25% Notes’ if-converted value did not exceed their principal amount as of December 31, 2013.

Also in connection with the settlement of the 1.25% Notes, we paid approximately $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option (as defined below) and the 1.25% Warrants (as defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and will be amortized over the term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant.

1.25% Notes Call Spread Overlay

Concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million for the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instruments and is discussed further in Note 12, “Derivative Financial Instruments,” of the Notes to our consolidated financial statements. The 1.25% Warrants are equity instruments and are further discussed in Note 10, “Stockholders’ Equity,” of the Notes to our consolidated financial statements.

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and, subject to the terms and conditions thereof, will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.25% Call Options during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period under the 1.25% Warrants, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.25% Warrants are exercised. Pursuant to the 1.25% Warrants transactions, we issued 20,074,481 warrants with a strike price of $23.1350 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

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

The proceeds of the Term Loan were used to repay the existing debt under the prior credit agreement, and to pay fees and expenses in connection with the refinancing. In conjunction with the closing of the 2013 Credit Agreement, we used a portion of the proceeds from the borrowings under the Revolving Facility to fund the payment of the seller notes and deferred purchase price obligations incurred in connection with our acquisition of dbMotion. The proceeds of the Revolving Facility can be used to finance our working capital needs and for general corporate purposes, including, without limitation, financing of permitted acquisitions, and for share repurchases. We may also request to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facility will bear interest, at our option (except with respect to foreign currency loans), at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in U. S. Dollars, subject to availability to all affected lenders, 7 or 14 days (as selected by us), appearing on pages LIBOR01 or LIBOR02 or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for U. S. Dollars for a one month interest period plus 1.0%, plus, in each case, the applicable margin. Foreign currency loans will bear interest according to clause (1) above with certain adjustments and fees applicable to fronted foreign currency loans. The applicable margin for borrowings under the Senior Secured Credit Facility was initially 1.25% for all loans except for loans based on the Eurocurrency Rate, for which the applicable margin was initially 2.25%.

Subject to certain agreed upon exceptions, all obligations under the Senior Secured Credit Facility are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries other than Coniston Exchange LLC (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement, dated as of June 28, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, certain of our other subsidiaries, and JPMorgan Chase Bank, N.A., as administrative agent (the “Guarantee Agreement”).

Our obligations under the Senior Secured Credit Facility, any swap agreements and any cash management arrangements provided by any lender, will be secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts Healthcare Solutions, Inc. and certain of our subsidiary guarantors.

The Senior Secured Credit Facility requires us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. In addition, the 2013 Credit Agreement requires mandatory prepayments of the debt outstanding under the facilities in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

The Senior Secured Credit Facility also contains certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

As of December 31, 2013, $219 million in term loans, $78 million under the revolving credit facility, and $1.2 million in letters of credit were outstanding under the 2013 Credit Agreement. As of December 31, 2013, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.75%, which totaled 2.92%. Refer to Note 12, “Derivative Financial Instruments” of the Notes to our consolidated financial statements for a discussion of our interest rate swap agreement. We were in compliance with all covenants under the 2013 Credit Agreement as of December 31, 2013.

As of December 31, 2013, we had $346.3 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our 2013 Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

In April 2011, our Board approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount has been used. In April 2012, our Board authorized the repurchase of an additional $200 million of our common stock, bringing the total repurchase authorization to $400 million. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. Refer to “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report for additional information regarding our stock repurchase program. No shares were repurchased pursuant to this stock repurchase program during the year ended December 31, 2013.

We are currently in the third year of a ten year agreement with Xerox Consultant Services (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for certain of our employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, for a base amount of approximately $50 million per year. During the year ended December 31, 2013, we incurred approximately $62 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

In connection with our MyWay convergence program, we expect to incur additional costs and expenses in future quarters to upgrade our MyWay clients that elect to upgrade. During the year ended December 31, 2013, we incurred approximately $28 million in costs and expenses associated with our MyWay convergence program. Approximately $12 million of these costs and expenses are included in professional services cost of sales, approximately $11 million in selling, general and administrative expenses, and approximately $5 million in asset impairment charges in our consolidated statement of operations.

In connection with the Site Consolidation Plan, we incurred approximately $21 million of employee severance and relocation costs, lease exit and other costs during the year ended December 31, 2013. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan include lease exit costs totaling approximately $1.0 million. This amount is an estimate, and actual charges may vary materially based on the timing and amount of sublease income and other related expenses and changes in management’s assumptions. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

We currently plan to invest over $200 million in research and development efforts during 2014. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Research and development costs directly recorded to expense	$199,751	$162,158	$104,106
Capitalized software development costs	42,026	42,965	60,748

Total non-GAAP R&D-related spending	$241,777	$205,123	$164,854

Total revenue	$1,373,061	$1,446,325	$1,444,077
Total non-GAAP R&D-related spending as a % of total revenue	18%	14%	11%

During 2014, we plan to continue to invest in improvements to our information systems infrastructure, acquire computer equipment and software to accommodate data management and hosting related to our SaaS and hosting solutions, and expand and make leasehold improvements at certain of our facilities. Our capital spending during 2013 included costs associated with the completion of a significant upgrade to our ERP system that are not expected to recur in 2014. As a result, our capital spending during 2014 is expected to be lower compared with 2013.

We believe that our cash, cash equivalents and marketable securities of $64 million as of December 31, 2013, our future cash flows, and our borrowing capacity under our 2013 Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We enter into obligations with third parties in the ordinary course of business. The following table summarizes our significant contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash in future periods, assuming all obligations reach maturity. We do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from the sale of our products and services that are not reflected in the following table.

		Payments due by period
(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Balance sheet obligations:(1)
Debt:
Principal payments	$641,875	$16,875	$28,125	$39,375	$50,625	$161,875	$345,000
Interest payments	66,871	14,878	13,778	12,833	11,561	7,352	6,469
Capital leases	810	509	244	57	0	0	0
Other obligations:(2)
Non-cancelable operating leases	63,584	16,022	14,906	13,787	8,615	5,015	5,239
Purchase obligations(3)	40,343	13,712	8,752	7,875	5,613	1,393	2,998
Agreement with Xerox Consultant Company, Inc.	398,974	67,000	65,494	61,769	55,843	49,916	98,952
Other contractual obligations(4)	1,241	1,241	0	0	0	0	0

Total contractual obligations	$1,213,698	$130,237	$131,299	$135,696	$132,257	$225,551	$458,658

(1)	Our liability for uncertain tax positions was $17 million as of December 31, 2013. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have also excluded net deferred tax liabilities of $17 million from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

(2)	We have no off balance sheet arrangements as of December 31, 2013.
(3)	Purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.
(4)	We have letters of credit outstanding under our 2013 Credit Agreement. The letters of credit are provided as security for a corporate facilities lease and to support workers’ compensation insurance policies. As of December 31, 2013, no amounts had been drawn on the letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily changes in U.S. interest rates and changes in LIBOR, and primarily due to our borrowing under the Senior Secured Credit Facility. Based on our balance of $297 million of debt under the Senior Secured Credit Facility as of December 31, 2013, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $3 million.

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of fixing the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and a final termination date of October 31, 2014. As of December 31, 2013, the notional amount of the interest rate swap agreement was $125 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facility).

We have international operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2013 have not had a material impact on our financial position or operating results. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, circumstances warrant. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. An exception to this is our development center in India, where we are required to make payments in local currency but which we fund in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allscripts Healthcare Solutions, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allscripts Healthcare Solutions, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc.

We have audited Allscripts Healthcare Solutions, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Allscripts Healthcare Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allscripts Healthcare Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allscripts Healthcare Solutions, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Allscripts Healthcare Solutions, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 3, 2014

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$62,954	$103,956
Accounts receivable, net of allowance of $54,252 and $45,320 at December 31, 2013 and 2012, respectively	313,486	302,097
Deferred taxes, net	55,468	56,499
Prepaid expenses and other current assets	107,911	110,023

Total current assets	539,819	572,575
Long-term marketable securities	1,329	1,706
Fixed assets, net	174,013	155,494
Software development costs, net	88,244	95,579
Intangible assets, net	455,971	426,986
Goodwill	1,189,585	1,039,364
Deferred taxes, net	7,361	7,529
Other assets	163,341	50,304

Total assets	$2,619,663	$2,349,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,956	$45,874
Accrued expenses	96,499	93,100
Accrued compensation and benefits	80,196	44,124
Deferred revenue	251,038	255,726
Current maturities of long-term debt and capital lease obligations	16,350	79,305

Total current liabilities	517,039	518,129
Long-term debt	545,133	362,697
Deferred revenue	29,080	19,750
Deferred taxes, net	79,694	125,913
Other liabilities	130,572	38,707

Total liabilities	1,301,518	1,065,196
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	0	0
Common stock: $0.01 par value, 349,000 shares authorized at December 31, 2013 and 2012; 263,474 and 178,802 shares issued and outstanding at December 31, 2013, respectively; 257,087 and 172,415 shares issued and outstanding at December 31, 2012, respectively	2,635	2,571
Treasury stock: at cost, 84,672 at December 31, 2013 and 2012	(278,036)	(278,036)
Additional paid-in capital	1,716,847	1,577,260
Accumulated deficit	(121,556)	(17,530)
Accumulated other comprehensive (loss) income	(1,745)	76

Total stockholders’ equity	1,318,145	1,284,341

Total liabilities and stockholders’ equity	$2,619,663	$2,349,537

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Revenue:
System sales	$113,573	$145,274	$227,906
Professional services	230,524	270,541	250,348
Maintenance	471,949	460,138	438,999
Transaction processing and other	557,015	570,372	526,824

Total revenue	1,373,061	1,446,325	1,444,077

Cost of revenue:
System sales (excluding amortization of software development costs and acquisition-related assets shown below)	54,252	62,884	90,305
Amortization of software development and acquisition-related assets	85,201	65,416	53,834
Professional services	215,136	234,869	210,614
Maintenance	143,957	145,352	135,570
Transaction processing and other	340,059	331,269	288,189

Total cost of revenue	838,605	839,790	778,512

Gross profit	534,456	606,535	665,565
Selling, general and administrative expenses	419,599	384,370	387,571
Research and development	199,751	162,158	104,106
Asset impairment charges	11,454	11,101	0
Amortization of intangible and acquisition-related assets	31,253	35,635	37,344

(Loss) income from operations	(127,601)	13,271	136,544
Interest expense	(28,055)	(16,187)	(20,750)
Other income (expense), net	7,310	(14,544)	1,685

(Loss) income before income taxes	(148,346)	(17,460)	117,479
Income tax benefit (provision)	44,320	16,307	(43,870)

Net (loss) income	($104,026)	($1,153)	$73,609

(Loss) earnings per share—basic and diluted	($0.59)	($0.01)	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net (loss) income	($104,026)	($1,153)	$73,609
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on marketable securities, net of tax	6	78	(3)
Derivatives qualifying as hedges:
Unrealized loss on interest rate swap	(139)	(1,563)	(5,781)
Reclassification adjustment for loss included in net (loss) income	1,215	1,783	2,024
Tax effect	(421)	(87)	1,463

Unrealized gain (loss) on interest rate swap, net of tax	655	133	(2,294)
Change in foreign currency translation adjustments	(2,482)	407	(578)

Total other comprehensive (loss) income	(1,821)	618	(2,875)

Comprehensive (loss) income	($105,847)	($535)	$70,734

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2010	250,710	$2,507	(61,308)	($613)	$1,469,527	($89,986)	$2,333	$1,383,768
Stock-based compensation expense	0	0	0	0	41,199	0	0	41,199
Common stock issued under stock plans, net of shares withheld for employee taxes	3,981	40	0	0	23,623	0	0	23,663
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	8,818	0	0	8,818
Repurchase of shares of common stock	0	0	(2,643)	(51,462)	0	0	0	(51,462)
Net income	0	0	0	0	0	73,609	0	73,609
Unrealized loss on marketable securities, net of tax	0	0	0	0	0	0	(3)	(3)
Unrealized loss on interest rate swap, net of tax	0	0	0	0	0	0	(2,294)	(2,294)
Foreign currency translation adjustment	0	0	0	0	0	0	(578)	(578)

Balance at December 31, 2011	254,691	2,547	(63,951)	(52,075)	1,543,167	(16,377)	(542)	1,476,720
Stock-based compensation expense	0	0	0	0	39,985	0	0	39,985
Common stock issued under stock plans, net of shares withheld for employee taxes	2,396	24	0	0	(4,797)	0	0	(4,773)
Tax benefit deficiency realized upon exercise of stock-based compensation	0	0	0	0	(1,095)	0	0	(1,095)
Repurchase of shares of common stock	0	0	(20,721)	(225,961)	0	0	0	(225,961)
Net loss	0	0	0	0	0	(1,153)	0	(1,153)
Unrealized gain on marketable securities, net of tax	0	0	0	0	0	0	78	78
Unrealized gain on interest rate swap, net of tax	0	0	0	0	0	0	133	133
Foreign currency translation adjustment	0	0	0	0	0	0	407	407

Balance at December 31, 2012	257,087	2,571	(84,672)	(278,036)	1,577,260	(17,530)	76	1,284,341
Stock-based compensation expense	0	0	0	0	36,252	0	0	37,542
Common stock issued under stock plans, net of shares withheld for employee taxes	2,564	26	0	0	2,479	0	0	2,505
Issuance of common stock for acquisition of dbMotion	3,823	38	0	0	48,023	0	0	48,061
Excess tax benefit realized upon exercise of stock-based compensation	0	0	0	0	335	0	0	335
Warrants issued, net of issuance costs	0	0	0	0	52,498	0	0	51,208
Net loss	0	0	0	0	0	(104,026)	0	(104,026)
Unrealized gain on marketable securities, net of tax	0	0	0	0	0	0	6	6
Unrealized gain on interest rate swap, net of tax	0	0	0	0	0	0	655	655
Foreign currency translation adjustment	0	0	0	0	0	0	(2,482)	(2,482)

Balance at December 31, 2013	263,474	$2,635	(84,672)	($278,036)	$1,716,847	($121,556)	($1,745)	$1,318,145

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	($104,026)	($1,153)	$73,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	178,815	150,234	132,400
Stock-based compensation expense	37,010	39,126	40,752
Excess tax benefits from stock-based compensation	(3,887)	(3,516)	(8,818)
Deferred taxes	(43,880)	(12,780)	33,395
Asset impairment charges	11,454	11,101	0
Change in fair value of 1.25% call option and cash conversion option	981	0	0
Other losses, net	417	2,407	3,513
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(7,705)	45,978	(30,731)
Prepaid expenses and other assets	(23,481)	(14,430)	(17,551)
Accounts payable	23,794	3,440	(8,546)
Accrued expenses	(4,552)	3,397	8,581
Accrued compensation and benefits	33,482	13,101	(14,766)
Deferred revenue	(1,573)	(16,591)	57,606
Other liabilities	(15,862)	2,356	(690)

Net cash provided by operating activities	80,987	222,670	268,754
Cash flows from investing activities:
Capital expenditures	(74,130)	(80,166)	(44,306)
Capitalized software	(42,026)	(42,965)	(60,748)
Cash paid for business acquisitions, net of cash acquired	(148,875)	0	0
Purchases of marketable securities and other investments	0	0	(12,900)
Sales and maturities of other investments	12,891	94	55
Proceeds received from sale of fixed assets	0	0	20,000
Change in restricted cash	0	0	2,225

Net cash used in investing activities	(252,140)	(123,037)	(95,674)
Cash flows from financing activities:
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	336,662	0	0
Purchase of call option related to 1.25% senior cash convertible notes	(82,800)	0	0
Proceeds from issuance of warrants, net of issuance costs	51,208	0	0
Proceeds from issuance of common stock	11,447	5,519	35,119
Excess tax benefits from stock-based compensation	3,887	3,516	8,818
Taxes paid related to net share settlement of equity awards	(9,732)	(10,292)	(11,456)
Payments of capital lease obligations	(458)	(822)	(1,427)
Payments of acquisition financing obligations	(29,671)	0	0
Credit facility payments	(609,593)	(250,874)	(170,424)
Credit facility borrowings, net of issuance costs	460,983	324,010	47,193
Repurchase of common stock	0	(225,961)	(51,462)

Net cash provided by (used in) financing activities	131,933	(154,904)	(143,639)

Effect of exchange rate changes on cash and cash equivalents	(1,782)	1,474	(1,091)

Net (decrease) increase in cash and cash equivalents	(41,002)	(53,797)	28,350
Cash and cash equivalents, beginning of period	103,956	157,753	129,403

Cash and cash equivalents, end of period	$62,954	$103,956	$157,753

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

In 2013, we changed our presentation of accounts receivable by reclassifying to the related allowance the deferred revenue directly associated with account balances that were deemed to be uncollectible. The amount reclassified from deferred revenue to the accounts receivable allowance was $7.5 million at December 31, 2012.

Also in 2013, we changed our presentation of accounts receivable by offsetting against the related deferred revenue the amount of outstanding receivables for services billed in advance. As a result, both accounts receivable and deferred revenue were reduced by $27.4 million at December 31, 2012.

Eclipsys Merger

On August 24, 2010, we completed the merger (the “Eclipsys Merger”) contemplated by an Agreement and Plan of Merger among Allscripts Healthcare Solutions, Inc., Arsenal Merger Corp., a wholly-owned subsidiary of ours, and Eclipsys Corporation, an enterprise provider of solutions and services to hospitals and clinicians (“Eclipsys”). Eclipsys became a wholly-owned subsidiary of ours as a result of the merger. The results of Eclipsys have been consolidated with our results since the date the merger was completed.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by us. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract client support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, SaaS transactions, software hosting services, and IT outsourcing. For some clients, we host the software applications licensed from us remotely using our own or third-party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon delivery of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the client is required to pay when the element is sold separately or renewed. For arrangements in which vendor-specific objective evidence of fair value only exists for the undelivered elements, the delivered elements (generally software licenses) are accounted for using the residual method.

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

Fees related to SaaS arrangements are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to clients. These arrangements include professional services fees related to the implementation and set-up of our solutions and are billed upfront and recorded as deferred revenue until our solutions are made available to the client. The implementation and set-up fees are recognized as revenue ratably over the estimated client relationship period. The estimated length of a client relationship period is based on our experience with client contract renewals and consideration of the period over which such clients use our SaaS solutions.

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

We also enter into multiple-element arrangements that may include a combination of various software-related and non-software-related products and services. Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements, and the timing of revenue recognition, among others. In such arrangements, we first allocate the total arrangement consideration based on a selling price hierarchy at the inception of the arrangement. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence of fair value if available, third-party evidence of fair value if vendor-specific objective evidence of fair value is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence of fair value is available (discussion as to how we determine vendor-specific objective evidence of fair value, third-party evidence of fair value and estimated selling price is provided below). Upon allocation of the arrangement consideration to the software elements as a whole and individual non-software elements, we then further allocate consideration within the software group to the respective elements following higher-level, industry-specific guidance and our policies described above. After the arrangement consideration has been allocated to the various elements, we account for each respective element in the arrangement as described above.

To determine the selling price in multiple-element arrangements, we establish vendor-specific objective evidence of fair value using the price charged for a deliverable when sold separately and contractual renewal rates for maintenance fees. For non-software multiple element arrangements, third-party evidence of fair value is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated clients. If we are unable to determine the selling price because vendor-specific objective evidence or third-party evidence of fair value does not exist, we determine an estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, client demand, internal costs and overall economic trends. The determination of an estimated selling price is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future. These events could result in changes to our determination of vendor-specific objective evidence of fair value, third-party evidence of fair value and estimated selling price. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and client data may result in a requirement to either separate or combine deliverables, such that a delivered item could now meet the separation criteria and qualify as a separate unit of accounting which may lead to an upward or downward adjustment to the amount of revenue recognized under the arrangement on a prospective basis.

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

We provide IT outsourcing services to our clients under arrangements that typically range from five to ten years in duration. Under these arrangements we assume full, partial or transitional responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. Revenue from these arrangements is recognized as services are performed.

Revenue is recognized net of any taxes collected from clients and subsequently remitted to governmental authorities. We record as revenue any amounts billed to clients for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

We record reimbursements for out-of-pocket expenses incurred as professional services revenue in our consolidated statements of operations. These amounts totaled:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Reimbursements for out-of-pocket expenses incurred as professional services revenue	$18,445	$22,656	$20,788

The following table summarizes revenue earned on contracts in excess of billings, both the current and non-current portions, which is included in the balance of accounts receivable and other assets, respectively. Billings are expected to occur according to the contract terms.

	December 31,
(In thousands)	2013	2012
Revenue earned on contracts in excess of billings
Unbilled revenue (current)	$37,271	$53,988
Unbilled revenue (long-term)	1,294	2,301

Total revenue earned on contracts in excess of billings	$38,565	$56,289

Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of the following three categories:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 investments include money market funds valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities and consist of mortgage and asset-backed bonds. Marketable securities are recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs. Our Level 2 derivative financial instrument is an interest rate swap contract which is valued based upon observable values for underlying interest rates and market determined risk premiums.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the embedded conversion option liability. Refer to Note 7, “Debt,” and Note 12, “Derivative Financial Instruments,” for further information, including defined terms, regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	December 31, 2013				December 31, 2012
(In thousands)		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash equivalents	$3,634	$0	$0	$3,634	$14,653	$0	$0	$14,653
Marketable securities	Long-term marketable securities	0	1,329	0	1,329	0	1,706	0	1,706
1.25% Call Option	Other assets	0	0	104,656	104,656	0	0	0	0
Cash conversion	Other liabilities	0	0	(105,637)	(105,637)	0	0	0	0
Interest rate swap	Other liabilities	0	(458)	0	(458)	0	(1,534)	0	(1,534)

Total		$3,634	$871	($981)	$3,524	$14,653	$172	$0	$14,825

As of December 31, 2012, we held investments in certain non-marketable equity securities in which we did not have a controlling interest or significant influence. These investments were recorded at cost with a carrying value of approximately $13 million as of December 31, 2012 and were included in other assets in the accompanying consolidated balance sheets. In 2013, one of these investments, Humedica, was sold for cash proceeds of approximately $12.5 million, plus an additional $2 million held in escrow, resulting in a gain of approximately $4.7 million which is included in other income (expense), net, in the accompanying consolidated statement of operations and other (gains) losses, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2013. The other significant investment in non-marketable equity securities consisted of our 4.25% equity interest in dbMotion. On March 4, 2013, we acquired the entire remaining interest in dbMotion, which is now consolidated in our financial statements. Refer to Note 2, “Business Combinations,” for additional information regarding the acquisition of dbMotion. The carrying value of our interest in dbMotion prior to the acquisition was approximately $5 million. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.4 million, resulting in a gain of approximately $3.4 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations and other (gains) losses, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2013. As of December 31, 2013, our remaining investment in non-marketable equity securities is not material.

Our long-term financial liabilities include amounts outstanding under the Senior Secured Credit Facility with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of the 1.25% Notes approximates fair value as of December 31, 2013, since the effective interest rate on the notes approximates current market rates. See Note 7, “Debt,” for further information regarding our long-term financial liabilities.

Financial Instruments

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

Other investments classified as long-term marketable securities include certain debt instruments. Debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Realized and unrealized gains and losses for all periods presented are immaterial. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income. There were no other-than-temporary impairments for the years ended December 31, 2013, 2012 and 2011.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. See Note 12, “Derivative Financial Instruments,” for information regarding gains and losses from derivative instruments during the year ended 2013. There were no realized gains (losses) on derivatives for the years ended December 31, 2012 and 2011.

Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is based principally on specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition of our clients, the industry in which we operate and general economic conditions. We review the collectability of individual accounts and assess the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

Contingent Liabilities

A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. We accrue a liability for an estimated loss if we determine that the potential loss is probable of occurring and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made.

The assessment of contingent liabilities, including legal and income tax contingencies, involves the use of estimates, assumptions and judgments. Our estimates are based on our belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or IRS positions, will not differ from our assessments.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the related assets. The depreciable life of leasehold improvements is the shorter of the lease term or the useful life. Upon asset retirement or other disposition, the fixed asset cost and the related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in the consolidated statements of operations. Amounts incurred for repairs and maintenance are expensed as incurred.

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments are reflected in our results of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, we must determine the amount of implied goodwill that would be established if the reporting unit was hypothetically acquired on the impairment test date. If the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill, an impairment loss equal to the excess would be recorded. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded.

The determination of fair value of our reporting units is based on a combination of a market approach that considers benchmark company market multiples and an income approach that uses discounted cash flows for each reporting unit utilizing Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance, and the expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. We also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units as part of our goodwill impairment testing.

Accounting guidance also requires that definite-lived intangible assets be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Software Development Costs

We capitalize purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. Upon the availability for general release, we commence amortization of the capitalized software costs on a product by product basis. Amortization of capitalized software is recorded using the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable product or (ii) the straight-line method over the remaining estimated economic life, which is estimated to be three to five years.

At each balance sheet date, the unamortized capitalized costs of a software product are compared with the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility set forth at the time of sale. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required.

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2013	2012
Software development costs	$170,486	$156,703
Less: accumulated amortization	(82,242)	(61,124)

Software development costs, net	$88,244	$95,579

Capitalized software development costs, write-offs and amortization of capitalized software development costs included in system sales cost of revenue and impairments were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Capitalized software development costs	$42,026	$42,965	$60,748
Write-offs of capitalized software development costs	$5,234	$8,699	$0
Amortization of capitalized software development costs	$44,127	$37,065	$23,669

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience, expectations of future taxable income, the ability to carryback losses and other relevant factors.

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the income tax benefit (provision) line of our consolidated statements of operations.

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

The calculations of (loss) earnings per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Basic (Loss) Earnings per Common Share:
Net (loss) income	($104,026)	($1,153)	$73,609

Net (loss) income available to common stockholders	($104,026)	($1,153)	$73,609

Weighted-average common shares outstanding	177,026	178,699	189,254

Basic (Loss) Earnings per Common Share	($0.59)	($0.01)	$0.39

Diluted (Loss) Earnings per Common Share:
Net (loss) income	($104,026)	($1,153)	$73,609

Net (loss) income available to common stockholders	($104,026)	($1,153)	$73,609

Weighted-average common shares outstanding	177,026	178,699	189,254
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	1,786

Weighted-average common shares outstanding assuming dilution	177,026	178,699	191,040

Diluted (Loss) Earnings per Common Share	($0.59)	($0.01)	$0.39

As a result of our net loss available to common stockholders for the years ended December 31, 2013 and 2012, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these years, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation will be anti-dilutive:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	14,926	2,878	1,203

Stock-Based Compensation

We account for stock-based compensation in accordance with GAAP, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the appropriate service period typically on a straight-line basis, net of estimated forfeitures. We recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. We measure the fair value of share-based awards classified as liabilities at each reporting date. That fair value is remeasured each reporting period and the pro-rata vested portion of the award is recognized as a liability. The net proceeds from stock-based compensation activities are reflected as a financing activity within the accompanying consolidated statements of cash flows. We settle employee stock option exercises and stock awards with newly issued common shares.

Employee Benefit Plans

We provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Company contributions to employee benefit plans	$15,276	$13,776	$11,182

Foreign Currency

The determination of the functional currency is made based on the appropriate economic and management indicators. Our foreign subsidiaries use the local currency of their respective countries as the functional currency, with the exception of our subsidiaries in India and Israel which use the U.S. dollar as a functional currency. The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars at the exchange rates in effect at the consolidated balance sheet date, while revenues and expenses are translated at the average rates of exchange during the year. Translation gains and losses are not included in determining net income or loss but are included as a separate component of accumulated other comprehensive (loss) income. Gains and losses resulting from foreign currency transactions are included in determining net income or loss and have not been material in any years presented in the accompanying consolidated statements of operations. We have not entered into any foreign currency hedging contracts during the years ended December 31, 2013, 2012 and 2011.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. We primarily maintain our cash balances with one major commercial bank domestically and several commercial banks internationally. Our cash equivalents and marketable securities are comprised of interest-bearing, investment-grade securities.

We sell our products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of clients and their geographic dispersion. To reduce credit risk, we perform ongoing credit evaluations of significant clients and their payment histories. In general, we do not require collateral from our clients, but we do enter into advance deposit, if appropriate.

The majority of revenue is derived from clients located in the United States. The majority of long-lived assets are located in the United States. No single client accounted for more than 10% of our revenue in the years ended December 31, 2013, 2012 and 2011. No client represented more than 10% of accounts receivable as of December 31, 2013 or 2012.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-011, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides specific guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We expect the adoption of this guidance effective January 1, 2014 to result in the reclassification for presentation purposes only of approximately $2 million from other liabilities to deferred tax assets.

2. Business Combinations

In 2013, we solidified and advanced our population health management solutions through the acquisitions of dbMotion Ltd. (“dbMotion”), a leading supplier of community health solutions, and Jardogs LLC (“Jardogs”), the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solution provider. dbMotion provides a strategic platform for care coordination and population health management that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. The FollowMyHealth™ is a patient engagement platform solution, combining the value of a personal health record, the power of a patient portal, and the connectivity of a health information exchange by enabling patients to access a comprehensive view of their health record within a secure, online environment.

Acquisition of dbMotion

On March 4, 2013, we acquired all of the issued and outstanding share capital of dbMotion, for aggregate consideration with a fair value of approximately $225 million, subject to adjustment for certain provisional items as noted below. Immediately prior to the closing, we owned approximately 4.25% of the issued and outstanding share capital of dbMotion on a fully diluted basis. In addition, prior to the acquisition we had an ongoing strategic relationship with dbMotion in connection with the development and sale of software solutions to hospitals, physicians and other participants in the healthcare industry.

Under the acquisition method of accounting, the fair value of consideration transferred was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill.

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

On March 5, 2013, we borrowed $130 million under our prior revolving credit facility to fund the cash component of the consideration transferred for the acquisition.

On June 28, 2013, the liability for the deferred cash consideration payable was funded by placing the funds with an escrow agent, and the subordinated promissory note was paid off. Both the deferred cash consideration and subordinated promissory note had accrued interest at a 10% annual rate. These transactions were funded using proceeds from the initial draw down on our new revolving credit facility (see Note 7, “Debt”).

The carrying value of our 4.25% interest in dbMotion prior to the acquisition was approximately $5 million, accounted for using the cost method. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.4 million resulting in a gain of approximately $3.4 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations and other (gains) losses, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2013. The remeasured fair value of our prior interest in dbMotion was estimated based on the fair value of consideration transferred to acquire the remaining 95.75% of dbMotion, less an estimated control premium of 15%. The inputs into this fair value estimate reflect our market assumptions based on premiums observed in similar transactions within our industry.

The preliminary allocation of the fair value of the consideration transferred was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary area of the preliminary allocation of the fair value of consideration transferred that is not yet finalized relates to the fair value of the total consideration transferred and the finalization of certain tax-related balances. During the year ended December 31, 2013, measurement period adjustments, including approximately $1 million to increase deferred cash consideration, $1.2 million to reduce the fair value of prepaid expenses and other current assets, $1.3 million to reduce the fair value of other long-term assets, $0.5 million to reduce the fair value of other accrued liabilities, and other minor adjustments to acquired cash and net deferred tax liabilities, combined to result in an increase of approximately $3.2 million in the residual allocation to goodwill. The preliminary allocation of the fair value of the consideration transferred, including measurement period adjustments through December 31, 2013, is as follows:

(In thousands)
Acquired cash and cash equivalents, and restricted cash	$14,188
Accounts receivable, net	3,226
Prepaid expenses and other current assets	574
Fixed assets and other long-term assets	1,449
Goodwill	136,631
Intangible assets	85,450
Accounts payable and accrued liabilities	(10,560)
Deferred taxes, net	(36)
Deferred revenue	(5,100)
Other liabilities	(662)

Net assets acquired	$225,160

Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of ours and dbMotion’s product offerings.

Acquisition costs related to the dbMotion acquisition totaled approximately $7.6 million for the year ended December 31, 2013. These costs primarily consist of seller transaction costs of approximately $0.5 million and employee compensation costs of approximately $5.9 million, which are included in selling, general and administrative expenses. In addition, we incurred $5.2 million related to product consolidation activities, which are included in asset impairment charges. Additional employee compensation of approximately $2.7 million related to the dbMotion acquisition is expected to be incurred in 2014.

The acquired intangible assets are being amortized on a straight-line basis over their useful lives and consist of the following amounts for each class of acquired intangible asset:

(Dollar amounts in thousands)	Useful Life in Years
Description		Fair Value
Core technology	10	$80,100
Maintenance agreements	12	2,500
Services backlog	2	2,000
Non-compete	3	500
Trade name	2	350

		$85,450

The revenue and net loss of dbMotion since March 4, 2013 that are included in our consolidated statement of operations for the year ended December 31, 2013, and the supplemental pro forma revenue and net loss of the combined entity, presented as if the acquisition of dbMotion had occurred on January 1, 2012, are as follows:

	Year Ended December 31,
(In thousands)	2013	2012
	(Unaudited)	(Unaudited)
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$18,609	$0
Net loss	($16,272)	$0
Supplemental pro forma data for combined entity:
Revenue	$1,378,267	$1,448,316
Net loss	($105,119)	($35,158)
Net loss per share, basic and diluted	($0.59)	($0.19)

The unaudited supplemental pro forma data has been calculated after applying our accounting policies and adjusting the results of dbMotion to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, together with the consequential tax effects. Supplemental pro forma results for the year ended December 31, 2013 were adjusted to exclude acquisition-related costs incurred during the period as well as the nonrecurring gain related to the fair value adjustment of our prior cost method investment in dbMotion. Supplemental pro forma results for the year ended December 31, 2012 were adjusted to include these items. The effects of transactions between us and dbMotion during the periods presented have been eliminated.

Amortization of software development and acquisition-related assets in our consolidated statement of operations for the year ended December 31, 2013 includes approximately $7.1 million related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately $3.2 million related to system sales, approximately $1.3 million related to professional services, and approximately $2.6 million related to maintenance.

Acquisition of Jardogs

On March 4, 2013, we acquired Jardogs for $24 million in cash. The preliminary allocation of the fair value of the consideration transferred is as follows: approximately $4 million of intangible assets related to technology, including Jardogs’ portal software, approximately $2 million of intangible assets related to customer relationships, net deferred tax assets of approximately $0.5 million, and goodwill of approximately $17 million. The primary area of the preliminary allocation of the fair value of consideration transferred that is not yet finalized relates to the fair value of account receivables and, therefore, may result in an additional increase in the residual value allocated to goodwill of up to $1 million before the close of the measurement period. Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of ours and Jardogs’ product offerings. The acquired intangible assets, excluding goodwill, have estimated lives of 10 years and are being amortized on a straight-line basis.

The pro forma impact of the Jardogs acquisition on current and prior periods, as well as the net revenues and operating losses generated by Jardogs subsequent to its acquisition for the year ended December 31, 2013, are not material.

Acquisition costs related to the Jardogs acquisition are included in selling, general and administrative expenses and totaled approximately $0.7 million for the year ended December 31, 2013.

3. Fixed Assets

Fixed assets consist of the following:

(Dollar amounts in thousands)	Estimated Useful Life	December 31, 2013	December 31, 2012
Computer equipment and software	3 to 10 years	$287,063	$227,092
Facility furniture, fixtures and equipment	5 to 7 years	24,700	22,779
Leasehold improvements	7 to 8 years, or life of lease if shorter	30,816	24,472
Assets under capital lease	3 to 5 years	9,419	9,419

		351,998	283,762
Less: accumulated depreciation and amortization		(177,985)	(128,268)

Fixed assets, net		$174,013	$155,494

Fixed assets depreciation and amortization expense were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Fixed assets depreciation and amortization expense	$52,545	$43,126	$35,794

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$445,960	($231,634)	$214,326	$361,660	($197,383)	$164,277
Customer contracts and relationships	542,205	(352,560)	189,645	534,355	(323,646)	210,709

Total	$988,165	($584,194)	$403,971	$896,015	($521,029)	$374,986

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,189,585			1,039,364

Total			$1,241,585			$1,091,364

During the fourth quarter of 2013, we revised our reportable segments in connection with changes to our organizational and management structure that were announced earlier in 2013. After the finalization of these changes and based upon the information used by our chief operating decision maker (“CODM”) for making operating decisions and assessing performance, we identified the following reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services. Refer to Note 14, “Business Segments” for additional information.

As a result of the changes to our reportable segments, we assessed our revised reporting units and allocated goodwill. As part of this assessment, we determined the fair value of each of our reporting units using a discounted cash flow analysis and a market approach considering benchmark company market multiples. A discount rate of 10% was applied to the cash flows used in the discounted cash flow analysis. We also considered our market capitalization on the date of the analysis. Goodwill balances, which could be traced to specific products acquired as part of businesses we purchased within the past year, were allocated to the reporting unit where such products are currently managed and sold. Any remaining goodwill was then allocated to each reporting unit based on the unit’s relative fair value. The resulting allocation of goodwill to our reportable segments is shown below.

In connection with our acquisitions of dbMotion and Jardogs during the year ended December 31, 2013, we recognized additional goodwill in the amount of $153.6 million which remains subject to future adjustments before the close of the measurement periods in the first quarter of 2014. Refer to Note 2, “Business Combinations” for additional information regarding the dbMotion and Jardogs acquisitions.

There were no changes to the total carrying value of goodwill during 2012 and no impairments were recorded during the years ended December 31, 2013, 2012 and 2011. Changes in the carrying amounts of goodwill by reportable segment for the year ended December 31, 2013 were as follows:

(In thousands)	Clinical and Financial Solutions	Population Health	Managed Services	Total
Balance as of December 31, 2012	$629,195	$271,569	$138,600	$1,039,364
Additions arising from business acquisitions:
dbMotion	0	136,631	0	136,631
Jardogs	0	17,016	0	17,016

Total additions to goodwill	0	153,647	0	153,647
Impairment of goodwill	0	0	0	0
Other adjustments to goodwill	(3,426)	0	0	(3,426)

Balance as of December 31, 2013	$625,769	$425,216	$138,600	$1,189,585

We performed our annual goodwill impairment test as of October 1, 2013 and again as of December 1, 2013 in conjunction with the allocation of goodwill to our revised reporting units. The fair value of each reporting unit exceeded its carrying value and no indicators of impairment were identified as a result of both tests.

Intangible assets are being amortized over their estimated useful lives and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Proprietary technology amortization included in cost of revenue, system sales	$33,970	$27,226	$27,478
Intangible amortization included in operating expenses	31,253	35,635	37,344

Total intangible amortization expense	$65,223	$62,861	$64,822

Estimated future amortization expense for the intangible assets that exist as of December 31, 2013 is as follows:

(Dollar amounts in thousands)	Year Ended December 31,
2014	$62,981
2015	56,698
2016	44,314
2017	39,317
2018	32,657
Thereafter	168,004

Total	$403,971

5. Asset Impairment Charges

In October of 2012, we initiated a MyWay convergence program. Since that time, we have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. As a result, we recorded non-cash charges to earnings of approximately $5.0 million and $11.1 million during the years ended December 31, 2013 and 2012, respectively, related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay and deferred costs relating to MyWay, which were determined to be unrealizable. During the year ended December 31, 2013, we also recorded approximately $6.5 million of software and fixed asset impairment non-cash charges primarily related to product consolidation activities associated with the dbMotion acquisition.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Asset impairment charges	$11,454	$11,101	$0

6. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2013	December 31, 2012
Royalties, certain third party product costs and licenses	$30,997	$31,795
Other	65,502	61,305

Total accrued expenses	$96,499	$93,100

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

7. Debt

Debt outstanding, excluding capital lease obligations, consisted of the following:

	December 31, 2013			December 31, 2012
(In thousands)	Principal Balance	Unamortized Discount	Net Carrying Amount	Principal Balance	Unamortized Discount	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$77,529	$267,471	$0	$0	$0
Senior Secured Credit Facilities (long-term portion)	280,000	2,338	277,662	362,697	0	362,697
Senior Secured Credit Facilities (current portion)	16,875	982	15,893	78,770	0	78,770

Total debt	$641,875	$80,849	$561,026	$441,467	$0	$441,467

Interest expense consisted of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Interest expense	$14,703	$11,121	$13,546
Amortizaton of discounts	5,784	0	0
Amortizaton of debt issuance costs	3,667	5,066	5,264
Write off of unamortized deferred debt issuance costs	3,901	0	1,940

Total interest expense	$28,055	$16,187	$20,750

1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of the 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the 1.25% Notes Call Spread Overlay (as described below) and transaction costs. Additionally, we used $300 million of the net proceeds to repay a portion of the outstanding indebtedness under our prior credit facility.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1 and July 1 of each year, at a fixed annual rate of 1.25% commencing on January 1, 2014. The 1.25% Notes will mature on July 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

The 1.25% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.25% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.25% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.25% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of the 1.25% Notes, equal to the settlement amount, determined in the manner set forth in the Indenture.

The initial conversion rate will be 58.1869 shares of our common stock per $1,000 principal amount of the 1.25% Notes (equivalent to an initial conversion price of approximately $17.19 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert such holder’s 1.25% Notes in connection with such a corporate event in certain circumstances. We may not redeem the 1.25% Notes prior to the maturity date, and no sinking fund is provided for the 1.25% Notes.

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

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 12, “Derivative Financial Instruments.”

As noted above, the reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt, which is six and a half years. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes is 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2013, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of approximately six and a half years. The 1.25% Notes’ if-converted value did not exceed their principal amount as of December 31, 2013.

In connection with the settlement of the 1.25% Notes, we paid approximately $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option and the 1.25% Warrants. The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and will be amortized over the term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant. The outstanding capitalized amount of transaction costs related to the 1.25% Notes was $7.7 million and is included within other assets on our consolidated balance sheet as of December 31, 2013.

Interest expense related to the 1.25% Notes was comprised of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Coupon interest at 1.25%	$2,312	$0	$0
Amortizaton of original issuance discount	5,271	0	0
Amortizaton of debt issuance costs	639	0	0

Total interest expense related to the 1.25% Notes	$8,222	$0	$0

Accrued and unpaid interest on the 1.25% Notes of approximately $2.3 million is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2013.

1.25% Notes Call Spread Overlay

Concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million from the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instruments and is discussed further in Note 12, “Derivative Financial Instruments.” The 1.25% Warrants are equity instruments and are further discussed in Note 10, “Stockholders’ Equity.”

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and, subject to the terms and conditions thereof, will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of our common stock exceeds the strike price of the 1.25% Call Option during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period under the 1.25% Warrants, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.25% Warrants are exercised. Pursuant to the 1.25% Warrants transaction, we issued 20,074,481 warrants with a strike price of $23.1350 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

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

The proceeds of the Term Loan were used to repay the existing debt under the prior credit agreement, and to pay fees and expenses in connection with the refinancing. In conjunction with the closing of the 2013 Credit Agreement, we used a portion of the proceeds from the borrowings under the Revolving Facility to fund the payment of the seller notes and deferred purchase price obligations incurred in connection with our acquisition of dbMotion. The proceeds of the Revolving Facility can be used to finance our working capital needs and for general corporate purposes, including, without limitation, financing of permitted acquisitions, and for share repurchases. We may also request to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $250 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facility bear interest, at our option (except with respect to foreign currency loans), at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in U.S. dollars, subject to availability to all affected lenders, 7 or 14 days (as selected by us), appearing on pages LIBOR01 or LIBOR02 or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for U.S. dollars for a one month interest period plus 1.0%, plus, in each case, the applicable margin. Foreign currency loans bear interest according to clause (1) above with certain adjustments and fees applicable to fronted foreign currency loans. The applicable margin for borrowings under the Senior Secured Credit Facility was initially 1.25% for all loans except for loans based on the Eurocurrency Rate, for which the applicable margin was initially 2.25%.

Subject to certain agreed upon exceptions, all obligations under the Senior Secured Credit Facility are guaranteed by the Guarantors pursuant to the Guarantee Agreement. Our obligations under the Senior Secured Credit Facility, any swap agreements and any cash management arrangements provided by any lender, are secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts Healthcare Solutions, Inc. and certain of our subsidiary guarantors.

The Senior Secured Credit Facility requires us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. In addition, the 2013 Credit Agreement requires mandatory prepayments of the debt outstanding under the facilities in certain specific circumstances and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

The Senior Secured Credit Facility also contains certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

In connection with our entry into the 2013 Credit Agreement, we incurred fees and other costs aggregating to approximately $3.1 million. In addition, approximately $5.5 million of deferred costs associated with our prior credit facility carried over to the Senior Secured Credit Facility. Of those combined amounts, fees paid directly to the lending parties of approximately $3.8 million were recorded as an original issuance discount and fees and costs of approximately $4.3 million were recorded as deferred charges, both of which will be amortized to interest expense over the term of the new facilities. The outstanding capitalized amount of deferred charges was $3.9 million and is included within other assets on our consolidated balance sheet as of December 31, 2013. Also in connection with our entry into the 2013 Credit Agreement, approximately $3.4 million of deferred debt issuance costs associated with our prior credit facility and $0.5 million of fees incurred in connection with the new facility were written off to interest expense and are included in other (gains) losses, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2013.

As of December 31, 2013, $219.4 million under the Term Loan, $77.5 million under the Revolving Facility, and $1.2 million in letters of credit were outstanding under the 2013 Credit Agreement. As of December 31, 2013, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.75%, which totaled 2.92%. Refer to Note 12, “Derivative Financial Instruments,” for a discussion of our interest rate swap agreement. We were in compliance with all covenants under the 2013 Credit Agreement as of December 31, 2013. Unamortized deferred debt issuance costs totaled $11.6 million and are included within other assets on the consolidated balance sheet as of December 31, 2013.

As of December 31, 2013, we had $346.3 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our 2013 Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payments under the 1.25% Notes and the Senior Secured Credit Facility as of December 31, 2013:

(Dollar amounts in thousands)	Total	2014	2015	2016	2017	2018	Thereafter
1.25% Cash Convertible Senior Notes(1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	219,375	16,875	28,125	39,375	50,625	84,375	0
Senior Secured Revolving Facility	77,500	0	0	0	0	77,500	0

	$641,875	$16,875	$28,125	$39,375	$50,625	$161,875	$345,000

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

8. Income Taxes

The following is a geographic breakdown of (loss) income before the benefit (provision) for income taxes:

	Year Ended December 31,
(In thousands)	2013	2012	2011
United States	($137,468)	($36,933)	$106,348
Foreign	(10,878)	19,473	11,131

Total (loss) income before income taxes	($148,346)	($17,460)	$117,479

The following is a summary of the components of the benefit (provision) for income taxes:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current tax provision
Federal	($448)	$1,610	$2,827
State	1,421	3,793	4,685
Foreign	45	5,184	2,483

	1,018	10,587	9,995

Deferred tax provision
Federal	(43,542)	(24,196)	36,637
State	(7,929)	(2,473)	(2,391)
Foreign	6,133	(225)	(371)

	(45,338)	(26,894)	33,875

Income tax (benefit) provision	($44,320)	($16,307)	$43,870

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
United States federal tax at statutory rate	35.0%	35.0%	35.0%
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	(0.2%)	0.0%	0.0%
Research credits	5.0%	14.5%	(2.7%)
Change in unrecognized tax benefits	(1.1%)	(6.6%)	1.8%
State income taxes, net of federal benefit	3.3%	5.8%	4.6%
Compensation	(0.6%)	(3.9%)	1.4%
Meals and entertainment	(0.7%)	(6.1%)	0.9%
Impact of foreign operations	(1.1%)	10.7%	(1.6%)
Federal, state and local rate changes	0.7%	(11.3%)	(3.2%)
Change in unrecognized tax benefit, Coniston	0.0%	91.4%	0.0%
Indemnification asset settlement, Coniston	0.0%	(28.2%)	0.0%
Change in unrecognized tax benefits, Bilateral Advance Pricing Agreement	3.0%	0.0%	0.0%
Bilateral Advance Pricing Agreement impact	(3.2%)	0.0%	0.0%
Non-deductible items	(0.1%)	(0.5%)	0.2%
Valuation allowance	(9.2%)	(4.0%)	0.0%
True-up of capitalized software deferred tax	0.0%	(2.3%)	0.0%
Other	(0.9%)	(1.1%)	0.9%

Effective rate	29.9%	93.4%	37.3%

Significant components of our deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2013	December 31, 2012
Deferred tax assets
Accruals and reserves, net	$28,210	$16,925
Allowance for doubtful accounts	21,242	14,931
Stock-based compensation, net	7,498	7,309
Deferred compensation	0	151
Deferred revenue	12,636	6,205
Net operating loss carryforwards	90,964	63,256
Research and development tax credit	21,580	15,573
AMT credits	5,250	7,532
Other	4,962	10,330
Less: Valuation Allowance	(14,241)	(832)

Total deferred tax assets	178,101	141,380

Deferred tax liabilities
Prepaid expense	(11,395)	(16,664)
Property and equipment, net	(852)	(1,344)
Acquired intangibles, net	(182,719)	(185,257)

Total deferred tax liabilities	(194,966)	(203,265)

Net deferred tax liabilities	($16,865)	($61,885)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

(In thousands)	December 31, 2013	December 31, 2012
Current deferred tax assets, net	$55,468	$56,499
Non-current deferred tax assets, net	7,361	7,529
Non-current deferred tax liabilities, net	(79,694)	(125,913)

Non-current deferred tax assets (liabilities), net	(72,333)	(118,384)

Net deferred tax liabilities	($16,865)	($61,885)

As of December 31, 2013 and 2012, we had federal net operating loss (“NOL”) carryforwards of $276 million and $169 million, respectively. Of the total federal NOL carryforwards, approximately $7 million relates to stock compensation tax deductions that will be tax-effected and the related benefit credited to additional paid-in capital when realized. As of December 31, 2013 and 2012, we had state NOL carryforwards of approximately $8 million and $7 million, respectively. The NOL carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. Our historical federal NOLs are subject to annual limitation on usage of approximately $62 million per year. In connection with the Eclipsys Merger, we acquired federal NOLs totaling approximately $265 million. Due to the change in control in Eclipsys, these NOLs are subject to annual limitation on utilization of approximately $48 million per year. NOLs incurred subsequent to the Eclipsys Merger have no restrictions on utilization. We have Israeli NOL carryovers of approximately $93 million that do not expire.

We use the tax law ordering approach for determining when tax benefits derived from stock-based awards are utilized. Under this approach, the utilization of excess tax deductions associated with stock-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes when net operating losses exist.

For federal purposes, 1993 to 2012 tax years remain subject to income tax examination by federal authorities. The IRS has commenced with an audit of all open years. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL carryfowards. For our state tax jurisdictions, 2003 to 2012 tax years remain open to income tax examination by state tax authorities. In Canada, the 2003 to 2013 tax years remain open for examination and in India the 2009 to 2013 tax years remain open.

We have a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during the holiday. The tax holiday for the subsidiary began to partially expire in 2012 and will fully expire in 2017. Tax savings realized from this holiday for the years ended December 31, 2013, 2012 and 2011, totaled $0.6 million, $1 million and $1 million, respectively, which increased our diluted earnings (loss) per share by less than $0.01, $0.01 and $0.01, respectively.

On June 1, 2007, we adopted the provisions of accounting guidance for uncertainty in income taxes recognized in our financial statements. These principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table reconciles unrecognized tax benefits:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Beginning balance at January 1	$18,140	$43,284	$42,840
Increases for tax positions related to the current year	1,517	46	719
Decreases for tax positions related to prior years	(23)	(13,944)	0
Increases for tax positions related to prior years	3,238	656	282
Decreases relating to settlements with taxing authorities	(4,099)	(11,925)	0
Foreign currency translation	(394)	97	(215)
Reductions due to lapsed statute of limitations	(96)	(74)	(342)

Ending balance at December 31	$18,283	$18,140	$43,284

As of December 31, 2011, we had accrued approximately $29 million related to uncertain tax positions resulting from the Framework Agreement with Misys dated June 9, 2010, which was subsequently amended on July 26, 2010. Pursuant to the Framework Agreement, we agreed to reduce Misys’ existing indirect ownership interest in our parent company, Allscripts Healthcare Solutions, Inc., through a series of transactions which are referred to as the Coniston Transactions. The acquired tax position related to the Coniston Transactions was indemnified by Misys in accordance with the Framework Agreement. Accordingly, we had an indemnification asset totaling $29 million, including related interest, as of December 31, 2011.

During 2012, we settled an IRS examination for the period May 2007 through May 2010 which primarily resulted in a tax assessment of $13 million that was indemnified by Misys pursuant to the Framework Agreement. The remaining tax liability related to the Coniston Transactions totaling $16 million was reversed, as reflected in the table above, and recognized as a tax benefit in our consolidated statement of operations for the year ended December 31, 2012.

Since the settlement amount with the IRS was less than the carrying value of the related indemnification asset, we recorded a write-off of the remaining indemnification asset, which is included in other income (expense), net within the accompanying consolidated statements of operations. The resulting charge of $16 million is substantially non-deductible for tax purposes and, therefore, increases the effective tax rate for the entire year.

During 2013, we completed a Bilateral Advance Pricing Agreement (BAPA) with the Canada Revenue Authority and the Internal Revenue Service covering the years 2003 through 2016. This BAPA provides certainty with respect to transactions between our Canadian entity and our US entity. Relating to these transactions, we had previously recorded $4.4 million in uncertain tax benefits, which we reversed in the quarter ended December 31, 2013 and recognized as a tax benefit. This benefit was offset by the reversal of an indirect tax benefit of the uncertain tax benefit of $6.3 million, recorded as a tax expense. We also recorded a $1.6 million tax benefit for the estimated impacts of amended returns required under the BAPA, resulting in a net impact of $0.3 million in tax expense recorded in the quarter ended December 31, 2013.

We had gross unrecognized tax benefits of approximately $17.1 million and $18.1 million as of December 31, 2013 and 2012, respectively. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $10.2 million and $14.8 million, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of approximately $2 million and $2.2 million, respectively.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Interest and penalties included in the provision for income taxes	($188)	($2,539)	$1,174

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,	December 31,
(In thousands)	2013	2012
Interest and penalties included in the liability for uncertain income taxes	$2,011	$2,199

During the year ended December 31, 2013, we recorded a valuation allowance of $13.6 million for federal credit carryforwards, and foreign and state NOL carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate is lower for the year ended December 31, 2103 as compared to the prior year, primarily due to the settlement of the acquired tax position and valuation allowance discussed above and the impacts of the 2012 and 2013 US research and development credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, reinstating retroactively to January 1, 2012 the research and development credit. As this law was not enacted until 2013, the impact of the 2012 credit of $3.6 million was not reflected in our financial statements until the year ended December 31, 2013. Our effective tax rate for 2013 also includes the impact of the estimated 2013 credit of $3.9 million. As of the filing of these financial statements, the research and development credit expired as of December 31, 2013 and has not been reinstated for 2014 and future years.

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

During 2013, we determined that approximately $37.3 million of these foreign subsidiaries’ undistributed earnings are now indefinitely reinvested outside the United States. As we have determined that the earnings of these subsidiaries are not required as a source of funding for U.S. operations, such earnings are not planned to be distributed to the United States in the foreseeable future.

9. Stock Award Plans

Our Amended and Restated 2011 Stock Incentive Plan (“Plan”) provides for the granting of stock options, service-based share awards, performance-based share awards and market-based share awards, among other awards. As of December 31, 2013, there were 8.9 million shares of common stock reserved for issuance under future share-based awards to be granted to any of our employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

We recorded stock-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Total stock-based compensation expense	$37,010	$39,126	$40,752

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2013 is $7 million. No stock-based compensation costs were capitalized during the years ended December 31, 2013, 2012 and 2011. Prior to the year ended December 31, 2012, stock-based compensation expense was not allocated and was recorded as part of selling, general and administrative expenses. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested awards and options was $68.7 million and this expense is expected to be recognized over a weighted-average period of 2.6 years.

We issue service-based awards, performance-based, and market-based awards in the form of restricted stock units or shares. A description of each category of awards is presented below.

Service-based Share Awards

Service-based share awards include stock options, restricted stock units and shares, and typically vest over a four-year period commencing on the date of grant subject to continued service with us. Upon termination of an employee’s employment, any unvested service-based share awards are forfeited unless otherwise provided in an employee’s employment agreement. Deferred share units are awarded to directors and vest within one year, when issued in lieu of annual share awards, or immediately, when issued in lieu of cash.

At December 31, 2013, there was $59.4 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards which is expected to be recognized through December 2017.

Performance-based Share Awards

Performance-based share awards include restricted stock units and shares. The purpose of such awards is to align management’s compensation with our financial performance and other operational objectives and, in certain cases, to retain key employees over a specified performance period. Awards granted under this category are based on the achievement of various targeted financial measures, including non-GAAP income per share and adjusted net income as defined in the grant agreements. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards is recognized over three-year and four-year vesting periods under the accelerated attribution method if and when we conclude that it is probable that the performance conditions will be achieved.

At December 31, 2013, there was $3.3 million of total estimated unrecognized stock-based compensation expense, assuming various target attainments related to the performance-based share awards, which is expected to be recognized through February 2017.

Market-based Share Awards

Market-based share awards include restricted stock units. The purpose of such awards is to align management’s compensation with the performance of our common stock relative to the market. Awards granted under this category are dependent on our total shareholder returns relative to a specified peer group of companies over three-year performance periods with vesting based on three annual performance segments from the grant dates. Fair values of the awards were estimated at the date of the grants using the Monte Carlo pricing model. Following completion of the three-year performance periods, the Compensation Committee of our Board will determine the number of awards that would vest considering overall performance over the three-year performance periods. If the numbers of shares that would vest under this scenario are greater than the amount vesting under the three annual performance segments, then such greater numbers of awards shall vest, reduced by the number of awards previously vested. Stock-based compensation expense related to these awards will be recognized over three-year vesting periods under the accelerated attribution method.

At December 31, 2013, there was $6.0 million of total estimated unrecognized stock-based compensation expense, assuming various target attainments related to the market-based share awards, which is expected to be recognized through August 2016.

Restricted Stock Units and Awards

The following table summarizes the activity for restricted stock units during the periods presented:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2010	3,663	$14.35

Awarded	2,247	$20.53
Vested	(1,237)	$13.08
Forfeited	(491)	$16.03

Unvested restricted stock units at December 31, 2011	4,182	$17.83

Awarded	5,574	$11.78
Vested	(1,898)	$16.11
Forfeited	(1,130)	$17.16

Unvested restricted stock units at December 31, 2012	6,728	$13.43

Awarded	2,511	$15.06
Vested	(2,023)	$13.77
Forfeited	(1,482)	$13.74

Unvested restricted stock units at December 31, 2013	5,734	$13.94

The following table summarizes the activity for restricted stock awards during the periods presented:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock awards at December 31, 2010	1,168	$17.20

Vested	(622)	$16.39
Forfeited	(135)	$16.77

Unvested restricted stock awards at December 31, 2011	411	$16.95

Vested	(254)	$16.27
Forfeited	(137)	$16.72

Unvested restricted stock awards at December 31, 2012	20	$15.94

Vested	(17)	$15.92
Forfeited	(3)	$16.05

Unvested restricted stock awards at December 31, 2013	0	$0.00

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2013 and 2012 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Restricted stock units and awards that vested and were net-share settled with shares in excess of the minimum statutory obligation were treated as liability awards. Total payments for the employees’ minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2013, 2012 and 2011 were 693 thousand, 860 thousand and 660 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

(In thousands, except per share amounts)	Options Outstanding	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
Balance at December 31, 2010	7,675	$10.46	6,434	$9.80

Options exercised	(3,469)	$10.21
Options forfeited	(230)	$14.49

Balance at December 31, 2011	3,976	$10.31	3,499	$9.87

Options exercised	(1,138)	$5.32
Options forfeited	(171)	$16.62

Balance at December 31, 2012	2,667	$12.04	2,548	$11.88

Options granted	3,870	$13.79
Options exercised	(1,442)	$8.47
Options forfeited	(773)	$14.94

Balance at December 31, 2013	4,322	$14.28	1,025	$15.52

We estimate the fair value of our service and performance-based stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of certain assumptions that involve judgment. Changes in the input assumptions can materially affect the fair value estimates and, ultimately, how much we recognize as stock-based compensation expense.

The following table contains the stock option weighted-average grant date fair value information and related valuation assumptions for the year ended December 31, 2013:

Stock options granted (in thousands)	3,870
Fair Value per option	$6.25
Valuation assumptions:
Expected term ( in years)	4.8
Expected volatility	54.0%
Expected dividend yield	0%
Risk-free interest rate	0.9%

The stock option grant prices equaled the closing prices of our common stock on the date of grant and the stock options have an exercise term of 7 years. The expected term is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments and the volatility input is calculated based on the implied volatility of our common stock.

The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2013 was $7.0 million and $1.8 million, respectively, based on our closing stock price of $15.46 as of December 31, 2013. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under our plans:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Total intrinsic value of stock options exercised	$7,500	$7,756	$33,016
Total fair value of share awards vested	$28,609	$28,600	$36,137

The following table summarizes information about stock options outstanding as of December 31, 2013:

(In thousands, except per share amounts) Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$3.72 to $12.32	233,817	$8.01	233,817	$8.01
$12.50 to $14.01	3,072,316	$13.76	35,662	$13.08
$14.20 to $16.78	535,481	$15.92	284,130	$16.62
$16.80 to $18.45	199,887	$17.96	191,087	$18.01
$18.58 to $20.94	280,013	$19.12	280,013	$19.12

	4,321,514		1,024,709

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2013 is 2.2 years.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last business day of each offering period. Offering periods under the ESPP are three months in duration and begin on each March 1st, June 1st, September 1st, and December 1st. Shares are purchased on the last day of each offering period at a discount of 15% to the fair market value of our common stock as reported on NASDAQ based on the lower of the closing price either on the first or last business day of each offering period. Employees are limited to purchasing shares under the ESPP having a collective fair market value no greater than $25 thousand in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by us in the open market and held as treasury shares.

We treat the ESPP as a non-compensatory plan in accordance with GAAP. There were 388 thousand and 288 thousand shares purchased under the ESPP during the years ended December 31, 2013 and 2012, respectively.

10. Stockholders’ Equity

Stock Repurchases

In April 2011, our Board approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, our Board approved the repurchase of an additional $200 million, bringing the total repurchase authorization to $400 million. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

No shares were repurchased under this program during the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, we repurchased approximately 21 million and 3 million shares of our common stock, respectively, under this program at an aggregate purchase price of approximately $226 million and $51 million, respectively. The average price paid per share during the years ended December 31, 2012 and 2011 was $10.89 and $19.45, respectively. As of December 31, 2013, the amount available for repurchase of our common stock under this program was approximately $123 million.

Issuance of Warrants

During June 2013, in connection with the issuance of the 1.25% Notes, we issued the “1.25% Warrants” for approximately 20.1 million shares of our common stock (subject to anti-dilution adjustments under certain circumstances) with an initial exercise price of $23.1350 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of approximately $51.2 million are included as additional paid in capital in the accompanying consolidated balance sheet as of December 31, 2013. The 1.25% Warrants expire over a period of 70 trading days beginning on October 1, 2020 and are exercisable only upon expiration. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants.

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and is valued based on an option pricing model that uses observable and unobservable market data for inputs. During the year ended December 31, 2013, we recognized approximately $1.3 million of the warrant fair value as a reduction to transaction processing and other revenues.

11. Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income:

(In thousands)	December 31, 2013	December 31, 2012
Unrealized gain on marketable securities	$203	$192
Tax effect	(79)	(74)

Unrealized gain on marketable securities, net of tax	124	118

Unrealized loss on interest rate swap	(458)	(1,534)
Tax effect	179	600

Unrealized loss on interest rate swap, net of tax	(279)	(934)

Foreign currency translation adjustment	(1,590)	892

Total accumulated other comprehensive (loss) income	($1,745)	$76

12. Derivative Financial Instruments

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

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and, subject to the terms and conditions thereof, will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.25% Call Options during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes.

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to discussion of fair value measurements in Note 1, “Basis of Presentation and Significant Accounting Policies.” The fair value of the 1.25% Call Option at December 31, 2013 was approximately $104.7 million.

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income (expense), net. For the year ended December 31, 2013, the change in the fair value of the 1.25% Call Option resulted in a gain of $21.9 million. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other (expense) income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to discussion of fair value measurements in Note 1, “Basis of Presentation and Significant Accounting Policies.” The fair value of the embedded cash conversion option at December 31, 2013 was approximately $105.6 million. For the year ended December 31, 2013, the change in the fair value of the embedded cash conversion option resulted in a loss of $22.8 million. This loss was slightly higher than the gain recognized on the 1.25% Call Option over the same period.

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and an expiration date of October 31, 2014. At December 31, 2013, the notional amount of the interest rate swap agreement was $125 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facility). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement protects us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive (loss) income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheets. Amounts accumulated in other comprehensive (loss) income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero as it nears expiration.

The fair value of our interest rate swap was a liability of approximately $0.5 million and $1.5 million at December 31, 2013 and December 31, 2012, respectively. We recognized the following activity related to our interest rate swap agreement:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Effective Portion
Current period increase (decerase) in fair value recognized in OCI	$1,076	$220	($3,757)
Tax effect	(421)	(87)	1,463

Net	$655	$133	($2,294)

Loss reclassified from OCI to interest expense	$1,215	$1,783	$2,024
Amount excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$0	$0	$0

We estimate that approximately $0.5 million of derivative losses included in other comprehensive (loss) income will be reclassified into earnings within the next 10 months. This amount has been calculated assuming the variable effective interest rate 2.92% as of December 31, 2013 remains the same through the next 10 months. No gains (losses) were reclassified from other comprehensive (loss) income into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2013, 2012 and 2011.

13. Commitments

We conduct our operations from leased premises under several operating leases. We also lease office equipment and vehicles under operating leases. Total rent expense was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Rent expense	$17,062	$18,543	$20,377

The long-term portion of capital lease obligations is included on the consolidated balance sheet under other liabilities. Our future commitments under capital and operating leases are as follows:

(Dollar amounts in thousands)	Capital Leases	Operating Leases
2014	$509	$16,022
2015	244	14,906
2016	57	13,787
2017	0	8,615
2018	0	5,015
Thereafter	0	5,239

	810	$63,584

Less amount representing interest	(69)

	741
Current maturities of capital lease obligations	457

Capital lease obligations, net of current maturities	$284

14. Business Segments

We primarily derive our revenues from sales of our proprietary software and related hardware, professional services and IT outsourcing services. These sales are also the basis for our recurring service contracts for software maintenance and certain transaction processing services. We revised our reportable segments effective December 1, 2013, in connection with changes to our organizational and management structure that were announced earlier in 2013. Prior to this change, we used five reportable segments: Software Delivery, Services Delivery, Client Support, Pathway Solutions and IT Outsourcing.

The changes to our organizational and management structure were aimed at improving our operational effectiveness, enhancing our competitiveness and creating a greater focus on client needs. These changes, which involved the creation of strategic business units, were designed to transition us towards a flatter business unit model aligned with key products and services, and away from a functional organization. After the finalization of these changes and based upon the information used by our chief operating decision maker for making operating decisions and assessing performance, we identified nine operating segments, which were aggregated into three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services.

The Clinical and Financial Solutions segment includes our Acute, TouchWorks, Professional Practices, Payer and Life Sciences, and International strategic business units. This segment derives its revenue from the sale of integrated clinical software applications, financial and information solutions, and related installation and maintenance services, to physician practices, hospitals and health systems of various sizes. These solutions primarily include EHR-related software, financial and practice management software, related installation and training services, and electronic claims administration services. The Population Health segment includes our Performance and Care Logistics and Population Health strategic business units. This segment derives its revenue from the sale of health management solutions, which are mainly targeted at hospitals, health systems and Accountable Care Organizations, and which enable such organizations to connect, transition, analyze, and coordinate care across the entire care community. The Managed Services segment includes our Outsourcing and Remote Hosting strategic business units. It derives its revenue from the sale of outsourcing and remote hosting solutions, where we assume partial to total responsibility for a healthcare organization’s IT operations. The revenues from this segment are primarily reflected as part of transaction processing and other in our consolidated statements of operations. Segment data for prior periods presented in the table below has been restated to conform to the current year’s presentation.

Our CODM uses segment revenues, gross profit and income from operations as measures of performance and to allocate resources. In determining revenue, gross profit and income from operations for our segments, we do not include the amortization of acquisition-related deferred revenue adjustments in revenue and we exclude the amortization of intangible assets, stock-based compensation expense and one-time expenses from the operating segment data provided to our CODM. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), interest expense and the provision for income taxes, all of which are centrally managed. In addition, the “Unallocated Amounts” category includes revenue and the associated cost from the resale of certain ancillary products, primarily consisting of hardware. We do not track our assets by segment.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Revenue:
Clinical and Financial Solutions	$871,819	$947,011	$949,248
Population Health	257,738	244,153	237,001
Managed Services	222,358	231,869	212,278
Unallocated Amounts	21,146	23,292	45,550

Total revenue	$1,373,061	$1,446,325	$1,444,077

Gross Profit:
Clinical and Financial Solutions	$407,624	$458,930	$501,536
Population Health	175,591	157,007	165,834
Managed Services	20,454	35,392	29,322
Unallocated Amounts	(69,213)	(44,794)	(31,127)

Total gross profit	$534,456	$606,535	$665,565

Income from operations:
Clinical and Financial Solutions	$166,500	$239,712	$319,013
Population Health	108,733	101,457	123,560
Managed Services	20,454	35,392	29,322
Unallocated Amounts	(423,288)	(363,290)	(335,351)

Total (loss) income from operations	($127,601)	$13,271	$136,544

15. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash paid (received) during the period for:
Interest	$12,997	$11,218	$13,630
Income taxes paid (refund), net	$7,944	$7,040	($1,013)

16. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. Our revenues by geographic area are summarized below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
United States	$1,321,779	$1,387,304	$1,389,215
Canada	24,999	23,909	27,076
Other International	26,283	35,112	27,786

Total	$1,373,061	$1,446,325	$1,444,077

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,	December 31,
(In thousands)	2013	2012
United States	$160,237	$144,526
India	9,652	9,182
Israel	2,180	0
Canada	1,295	1,553
Other international	649	233

Total	$174,013	$155,494

17. Contingencies

In addition to commitments and obligations in the ordinary course of business, we are currently subject to various legal proceedings and claims that have not been fully adjudicated, certain of which are discussed below. We intend to vigorously defend ourselves in these matters.

No less than quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. If one or more of these legal proceedings were resolved against us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective clients, which could further adversely affect our operating results.

In the opinion of our management, based on the information currently available, we do not believe a material risk of loss in excess of amounts recorded is at least reasonably possible, with respect to the following matters.

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed suit against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in

Louisville, Kentucky that we purchased in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from Pegasus in approximately 1999. On April 16, 2013, Plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to Plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against Pegasus for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. The parties must engage in mediation on this matter by no later than May 2014. The case is currently scheduled for trial in November 2014.

On December 27, 2012, Pain Clinic of Northwest Florida, Inc. filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us. On January 29, 2013, a First Amended Complaint was filed in this lawsuit through which American Pain Care Specialists, LLC, Advanced Pain Specialists, Inc., and South Baldwin Family Practice, LLC were added as additional plaintiffs. The plaintiffs are currently seeking to certify a class of all similarly situated physician-clients that purchased MyWay and seek damages for various claims, including breach of warranty and unjust enrichment. On May 6, 2013, the plaintiffs filed a Second Amended Complaint, in which the plaintiffs dropped the claim for breach of warranty, and added claims for tortious interference with business relationships, violations of Florida’s Deceptive and Unfair Trade Practices Act, and violations of various other states’ consumer protection laws. Discovery is proceeding.

On January 30, 2013, Costco Wholesale Corporation made a demand for arbitration against us with the International Institute for Conflict Resolution in connection with our offer to upgrade our MyWay clients to Professional Suite. The demand for arbitration seeks certain equitable relief in connection with the upgrade offer and also seeks damages for breach of contract and breach of an alleged duty of good faith and fair dealing.

On February 26, 2013, a lawsuit was filed by Cardinal Health 200, LLC against us in the Court of Common Pleas for Franklin County, Ohio. The complaint seeks damages of no less than $3,978,000 for alleged breaches of contract by us in connection with our offer to upgrade our MyWay clients to Professional Suite. The complaint alternatively seeks a declaration that we invalidly terminated our agreement with the plaintiff. The case is currently scheduled for trial in April 2014.

In the opinion of our management, there is a reasonable possibility that we may incur losses with respect to the following matters. However, given the current early stage of the matters, it is not possible to estimate the possible loss or range of loss at this time. Our management will continue to evaluate the potential exposure related to these matters in future periods.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA, and treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. Discovery is proceeding.

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against us; Glen Tullman, our former Chief Executive Officer; and William Davis, our former Chief Financial Officer, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased our common stock between November 18, 2010 and April 26, 2012. The plaintiffs allege that we, Mr. Tullman and Mr. Davis made materially false and misleading statements and/or omissions during the putative class period regarding our progress in integrating our and Eclipsys’ businesses following their August 24, 2010 merger, and that we lacked a reasonable basis for certain statements regarding our post-merger integration efforts, operations, results and projections of future financial performance. A fully-briefed motion to dismiss is pending.

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County, Illinois against us; Glen Tullman, our former Chief Executive Officer; William Davis, our former Chief Financial Officer; Paul Black, our current Chief Executive Officer and a current member of our Board; and Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, and Michael Kluger, each of whom are or were members of our Board. The suit alleges breach of fiduciary duties and unjust enrichment against certain of our former and current executives who allegedly made misleading claims about our business and financial condition, which allegedly caused our stock price to be artificially inflated and then drop sharply when we reported earnings below expectations and disclosed a “leadership dispute” in a regulatory filing. The case is currently stayed by agreement of the parties.

18. Commitment with Strategic Partner

On March 31, 2011, and as amended November 1, 2012, we entered into a ten year agreement with Xerox Consultant Services, Inc. (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for certain of our employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, for a base amount of approximately $50 million per year. During April 2011, in connection with the agreement, we sold a portion of our hosting equipment and infrastructure related to our Sunrise acute care clients to Xerox for cash at a value approximating book value of such assets totaling $20 million. Expenses incurred under this agreement are included in cost of revenue and were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Expenses incurred under Xerox agreement	$62,259	$55,987	$28,132

19. North American Site Consolidation Plan

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan includes the closure of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs.

During the year ended December 31, 2013, we incurred approximately $20.1 million in costs resulting from the Site Consolidation Plan, of which $16.2 million is included in selling, general and administrative expenses and $3.9 million is included in research and development in our consolidated statements of operations for the year ended December 31, 2013. The majority of the expenses incurred during the year ended December 31, 2013 related to severance, retention bonuses and relocation expenses. The portion of these costs allocable to our reportable segments is not material. In the first quarter of 2013, we established a liability for approximately $11.2 million for severance costs resulting from the Site Consolidation Plan. During the year ended December 31, 2013, we paid approximately $7.0 million and have a remaining liability of approximately $4.2 million, which is included in accrued compensation and benefits in our consolidated balance sheet as of December 31, 2013.

During the year ended December 31, 2013, we incurred lease exit costs of approximately $0.8 million. Additional estimated lease exist costs yet to be incurred in connection with the Site Consolidation Plan total approximately $1.0 million. This amount is an estimate, and actual charges may vary materially based on the timing and amount of sublease income and other related expenses and changes in management’s assumptions. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-K.

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management’s assessment with the Audit Committee of our Board.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of fraud, if any, within our company. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

On February 28, 2014, Allscripts Healthcare Solutions, Inc. entered into an amendment to the Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012 (the “2012 PSU Award”), with Paul M. Black. This amendment amended the manner in which the stock price as of the beginning of a particular measurement period would be determined for purposes of calculating “Total Shareholder Return” under the 2012 PSU Award, so that it is the closing stock price as of the first date of the applicable measurement period. This amendment was unanimously approved by the Compensation Committee of the Board of Directors of Allscripts Healthcare Solutions, Inc. A copy of this amendment is filed as Exhibit 10.31 to this Form 10-K and is incorporated by reference herein, and the description of this amendment contained herein is qualified in its entirety by the terms of such amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers required by this Item is incorporated by reference from the section of this Form 10-K in Part I, Item 4A, entitled “Executive Officers.”

Other information required by this Item is incorporated by reference from the information contained under the sections “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in the 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from information contained under the sections “Compensation Discussion and Analysis,” “Board Oversight of Risk Management,” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from information contained under the sections “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from information contained under the sections “Certain Relationships and Related Transactions” and “Director Independence” in the 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from information contained under the section “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in Part II of this report:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Deferred Revenue Reclassification	Write-Offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2013	$45,320	20,095	1,116	(12,279)	$54,252
Year ended December 31, 2012	$27,627	37,447	(7,640)	(12,114)	$45,320
Year ended December 31, 2011	$11,321	10,059	15,122	(8,875)	$27,627

In 2013, we changed our presentation of accounts receivable by reclassifying to the related allowance the deferred revenue directly associated with account balances that were deemed to be uncollectible. Prior periods were revised to conform to the current year presentation.

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2014

Allscripts Healthcare Solutions, Inc.

BY:	/S/ PAUL M. BLACK
Paul M. Black President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul M. Black and Richard J. Poulton, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on From 10-K and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL M. BLACK Paul M. Black	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

/S/ RICHARD J. POULTON Richard J. Poulton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

/S/ STUART L. BASCOMB Stuart L. Bascomb	Director	March 3, 2014

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Chairman of the Board and Director	March 3, 2014

/S/ ROBERT J. CINDRICH Robert J. Cindrich	Director	March 3, 2014

/S/ MICHAEL KLAYKO Michael Klayko	Director	March 3, 2014

/S/ ANITA PRAMODA Anita Pramoda	Director	March 3, 2014

/S/ DAVID D. STEVENS David D. Stevens	Director	March 3, 2014

/S/ RANDY THURMAN Randy Thurman	Director	March 3, 2014

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 17, 2008, by and among Misys plc, Misys Healthcare Systems, LLC, Allscripts Healthcare Solutions, Inc. and Patriot Merger Company, LLC			8-K	2.1	March 19, 2008

2.2	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation			8-K	2.1	June 9, 2010

2.3	Share Purchase Agreement, dated as of March 4, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare International Holdings, LLC, dbMotion, Ltd., the Sellers party thereto and Shareholder Representative Services LLC, as representative of the Sellers			8-K	2.1	March 5, 2013

3.1	Fourth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 23, 2010

3.2	By-Laws of Allscripts Healthcare Solutions, Inc.			10-K	3.2	March 1, 2013

4.1	Indenture dated as of June 18, 2013, between Allscripts Healthcare Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee			8-K	4.1	June 18, 2013

4.2	Form of 1.25% Cash Convertible Senior Note due 2020 (included in Exhibit 4.2)			8-K	4.2	June 18, 2013

10.1	Credit Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, Citibank, N.A., as syndication agent, KeyBank National Association, SunTrust Bank, Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.			8-K	10.1	July 2, 2013

10.2	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.3	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	June 18, 2013

10.4	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.2	June 18, 2013

10.5	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	June 18, 2013

10.6	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.4	June 18, 2013

10.7	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.5	June 18, 2013

10.8	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.6	June 18, 2013

10.9	Warrant transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.7	June 18, 2013

10.10	Warrant transaction confirmation, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.8	June 18, 2013

10.11	Warrant transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.9	June 18, 2013

10.12	Warrant transaction confirmation, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.10	June 18, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.13		Warrant transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.11	June 18, 2013

10.14		Warrant transaction confirmation, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.12	June 18, 2013

10.15	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)			10-Q	10.3	October 13, 2009

10.16	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan			10-K	10.19	March 31, 2003

10.17	†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan			10-Q	10.12	November 10, 2008

10.18	†	Allscripts-Misys Healthcare Solutions, Inc. Incentive Plan			10-Q	10.2	October 13, 2009

10.19	†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2013

10.20	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.21	†	Form of Restricted Stock Unit Award Agreement (Directors)			10-KT	10.37	March 1, 2011

10.22	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.23	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.24	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.25	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.26	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.27	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.28	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-K	10.39	March 1, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.29	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (February 2014)	X

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.31	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black	X

10.32	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			10-K	10.41	March 1, 2013

10.33	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.34	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.35	†	Employment Agreement, dated as of June 17, 2011 but effective as of July 11, 2011, between Allscripts Healthcare Solutions, Inc. and Clifford B. Meltzer			10-K	10.62	March 1, 2013

10.36	†	First Amendment to Employment Agreement, dated as of May 8, 2012, by and between Allscripts Healthcare Solutions, Inc. and Clifford B. Meltzer			10-K	10.63	March 1, 2013

10.37	†	Employment Agreement, dated as of July 14, 2011 but effective as of July 19, 2011, between Allscripts Healthcare Solutions, Inc. and Stephen Shute			10-K	10.64	March 1, 2013

10.38	†	First Amendment to Employment Agreement, dated as of May 4, 2012, by and between Allscripts Healthcare Solutions, Inc. and Stephen Shute			10-K	10.65	March 1, 2013

10.39	†	Employment Agreement, dated as of October 10, 2012 but effective as of November 12, 2012, between Allscripts Healthcare Solutions, Inc. and Dennis Olis	X

10.40	†	Employment Agreement, dated as of May 28, 2013, between Allscripts Healthcare Solutions, Inc. and Brian Farley	X

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.41	†	Separation Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Glen E. Tullman			10-K	10.57	March 1, 2013

10.42	†	Separation Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Lee Shapiro			10-K	10.58	March 1, 2013

10.43	†	Separation Agreement, effective as of November 5, 2013, between Allscripts Healthcare Solutions, Inc. and Clifford B. Meltzer	X

10.44	†	Separation Agreement, dated as of July 9, 2013, between Allscripts Healthcare Solutions, Inc. and Steven Shute			10-Q	10.1	November 12, 2013

10.45		Agreement, dated as of May 31, 2012, among Allscripts Healthcare Solutions, Inc., HealthCor Offshore Master Fund, L.P., Healthcor Hybrid Offshore Master Fund, L.P., Healthcor Long Offshore Master Fund, L.P. and Healthcor Management, L.P.			8-K	10.1	June 1, 2012

12.1		Ratio of Earnings to Fixed Charges	X

18.1		Preferability letter dated August 9, 2011 from Independent Registered Public Accounting Firm			10-Q	18.1	August 9, 2011

21.1		Subsidiaries	X

23.1		Consent of Ernst & Young LLP	X

31.1		Rule 13a—14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a—14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Definition Linkbase

†	Indicates management contract or compensatory plan.