Form 10-Q
period 2014-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2014-05-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 179,483,355 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,580	$62,954
Accounts receivable, net of allowance of $51,285 and $54,252 at March 31, 2014 and December 31, 2013, respectively	341,591	313,486
Deferred taxes, net	55,466	55,468
Prepaid expenses and other current assets	103,218	107,911

Total current assets	541,855	539,819
Long-term marketable securities	1,313	1,329
Fixed assets, net	168,026	174,013
Software development costs, net	85,177	88,244
Intangible assets, net	442,053	455,971
Goodwill	1,190,603	1,189,585
Deferred taxes, net	7,361	7,361
Other assets	197,850	163,341

Total assets	$2,634,238	$2,619,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,962	$72,956
Accrued expenses	82,245	96,499
Accrued compensation and benefits	53,156	80,196
Deferred revenue	305,602	251,038
Current maturities of long-term debt and capital lease obligations	19,139	16,350

Total current liabilities	529,104	517,039
Long-term debt	529,755	545,133
Deferred revenue	28,769	29,080
Deferred taxes, net	83,228	79,694
Other liabilities	155,762	130,572

Total liabilities	1,326,618	1,301,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	0	0
Common stock: $0.01 par value, 349,000 shares authorized at March 31, 2014 and December 31, 2013; 264,093 and 179,421 shares issued and outstanding at March 31, 2014, respectively; 263,474 and 178,802 shares issued and outstanding at December 31, 2013, respectively	2,641	2,635
Treasury stock: at cost, 84,672 at March 31, 2014 and December 31, 2013	(278,036)	(278,036)
Additional paid-in capital	1,727,017	1,716,847
Accumulated deficit	(142,298)	(121,556)
Accumulated other comprehensive loss	(1,704)	(1,745)

Total stockholders’ equity	1,307,620	1,318,145

Total liabilities and stockholders’ equity	$2,634,238	$2,619,663

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Revenue:
System sales	$23,389	$27,031
Professional services	50,364	61,084
Maintenance	117,077	117,708
Transaction processing and other	149,455	141,243

Total revenue	340,285	347,066

Cost of revenue:
System sales (excluding amortization of software development costs and acquisition-related assets shown below)	7,983	13,329
Amortization of software development and acquisition-related assets	21,031	19,539
Professional services	47,900	57,582
Maintenance	35,720	36,597
Transaction processing and other	89,465	85,591

Total cost of revenue	202,099	212,638

Gross profit	138,186	134,428
Selling, general and administrative expenses	89,946	104,232
Research and development	52,305	50,659
Asset impairment charges	195	319
Amortization of intangible and acquisition-related assets	7,651	7,501

Loss from operations	(11,911)	(28,283)
Interest expense	(7,233)	(4,637)
Other (expense) income, net	(32)	8,131

Loss before income taxes	(19,176)	(24,789)
Income tax (provision) benefit	(1,566)	13,197

Net loss	($20,742)	($11,592)

Loss per share—basic and diluted	($0.12)	($0.07)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net loss	($20,742)	($11,592)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on marketable securities, net of tax	2	4
Derivatives qualifying as hedges:
Unrealized loss on interest rate swap	(33)	(6)
Reclassification adjustment for loss included in net loss	199	359
Tax effect	(66)	(136)

Unrealized gain on interest rate swap, net of tax	100	217
Change in foreign currency translation adjustments	(61)	(739)

Total other comprehensive income (loss)	41	(518)

Comprehensive loss	($20,701)	($12,110)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net loss	($20,742)	($11,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,127	41,997
Stock-based compensation expense	10,070	8,004
Excess tax benefits from stock-based compensation	(1,132)	(1,654)
Deferred taxes	4,398	(14,080)
Asset impairment charges	195	319
Change in fair value of 1.25% call option and cash conversion option	56	0
Other losses (gains), net	1,407	(8,575)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(28,178)	(10,905)
Prepaid expenses and other assets	2,363	(12,832)
Accounts payable	(889)	21,735
Accrued expenses	(14,255)	(7,616)
Accrued compensation and benefits	(27,027)	849
Deferred revenue	54,248	35,462
Other liabilities	(4,353)	(1,746)

Net cash provided by operating activities	21,288	39,366
Cash flows from investing activities:
Capital expenditures	(11,945)	(16,435)
Capitalized software	(9,144)	(7,871)
Cash paid for business acquisitions, net of cash acquired	0	(148,802)
Purchases of marketable securities, other investments and related intangible assets	(5,968)	0
Sales and maturities of other investments	19	12,516
Proceeds from sale of fixed assets	55	0

Net cash used in investing activities	(26,983)	(160,592)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,673	7,931
Excess tax benefits from stock-based compensation	1,132	1,654
Taxes paid related to net share settlement of equity awards	(3,184)	(1,648)
Payments of capital lease obligations	(110)	(182)
Credit facility payments	(30,313)	(27,614)
Credit facility borrowings, net of issuance costs	15,000	129,043

Net cash (used in) provided by financing activities	(15,802)	109,184

Effect of exchange rate changes on cash and cash equivalents	123	314

Net decrease in cash and cash equivalents	(21,374)	(11,728)
Cash and cash equivalents, beginning of period	62,954	103,956

Cash and cash equivalents, end of period	$41,580	$92,228

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2014 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Significant Accounting Policies

There have been no changes to our significant accounting policies from those disclosed in our Form 10-K.

Recently Adopted Accounting Pronouncements

In March 2013, the FASB issued updated authoritative guidance to resolve the diversity in practice about whether FASB Account Standards Codification (“ASC”) Subtopic 810-10, Consolidation—Overall, or ASC Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 and we adopted the new guidance in the first quarter of 2014. The adoption of this accounting guidance had no impact on our consolidated results.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-011, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides specific guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and we adopted the new guidance prospectively in the first quarter of 2014. The adoption of this accounting guidance resulted in the reclassification, for presentation purposes only, of approximately $4 million from other liabilities to deferred tax assets in our consolidated balance sheet as of March 31, 2014.

2. Business Combinations

Acquisition of dbMotion Ltd.

On March 4, 2013, we acquired all of the issued and outstanding share capital of dbMotion Ltd. (“dbMotion”), a leading supplier of community health solutions.

Under the acquisition method of accounting, the fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill. During the three months ended March 31, 2014, we finalized the allocation of the fair value of the consideration transferred, which resulted in an increase of approximately $1.0 million in both the total fair value of consideration transferred and the residual allocation to goodwill.

The total fair value of consideration transferred for the dbMotion acquisition is comprised of the following:

(In thousands)
Cash	$140,079
Allscripts common stock, 3,823,453 shares, par value $0.01 per share, fair value at closing $12.57 per share	48,061
Deferred cash consideration payable on the 18-month anniversary of the closing	23,023
Subordinated promissory note maturing 18 months following the closing	6,648
Fair value of Allscripts’ previous interest in dbMotion	8,367

Total fair value of consideration transferred	$226,178

The allocation of the fair value of the consideration transferred, including all measurement period adjustments, is as follows:

(In thousands)
Acquired cash and cash equivalents, and restricted cash	$14,188
Accounts receivable, net	3,226
Prepaid expenses and other current assets	574
Fixed assets and other long-term assets	1,449
Goodwill	137,649
Intangible assets	85,450
Accounts payable and accrued liabilities	(10,560)
Deferred taxes, net	(36)
Deferred revenue	(5,100)
Other liabilities	(662)

Net assets acquired	$226,178

Acquisition costs related to the dbMotion acquisition totaled approximately $1.8 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, and are included in selling, general and administrative expenses. These costs include employee compensation costs of approximately $1.8 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2013, we also incurred $0.5 million of seller transaction costs. Additional employee compensation of approximately $1.4 million related to the dbMotion acquisition is expected to be incurred during the remainder of 2014.

The revenue and net loss of dbMotion since March 4, 2013 that are included in our consolidated statement of operations for the three months ended March 31, 2013, and the supplemental pro forma revenue and net loss of the combined entity, are as follows:

(In thousands)	Three Months Ended March 31, 2013
(Unaudited)
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$174
Net loss	($2,847)
Supplemental pro forma data for combined entity:
Revenue	$348,260
Net loss	($23,014)
Net loss per share, basic and diluted	($0.13)

The unaudited supplemental pro forma data has been calculated after applying our accounting policies and adjusting the results of dbMotion to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, together with the consequential tax effects. Supplemental pro forma results for the three months ended March 31, 2013 were adjusted to exclude acquisition-related costs incurred during the period as well as the nonrecurring gain related to the fair value adjustment of our prior cost method investment in dbMotion. The effects of transactions between us and dbMotion during the period presented have been eliminated.

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

Acquisition of Jardogs LLC

Also on March 4, 2013, we acquired substantially all of the assets of Jardogs LLC (Jardogs), the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solution provider, for $24 million in cash. During the three months ended March 31, 2014, we finalized the allocation of the Jardogs purchase price, resulting in no additional measurement period adjustments to the fair values of the assets and liabilities acquired as disclosed in our Form 10-K.

The pro forma impact of the Jardogs acquisition on current and prior quarters, as well as the net revenues and operating losses generated by Jardogs subsequent to its acquisition for the three months ended March 31, 2013, are not material. Acquisition and integration-related costs related to the Jardogs acquisition are included in selling, general and administrative expenses for the three months ended March 31, 2013 and totaled approximately $0.7 million.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the embedded conversion option liability. Refer to Note 7, “Debt,” and Note 9, “Derivative Financial Instruments,” for further information, including defined terms, regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of March 31, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	March 31, 2014				December 31, 2013
(In thousands)		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash equivalents	$0	$0	$0	$0	$3,634	$0	$0	$3,634
Marketable securities	Long-term marketable securities	0	1,313	0	1,313	0	1,329	0	1,329
1.25% Call Option	Other assets	0	0	134,600	134,600	0	0	104,656	104,656
Cash conversion option	Other liabilities	0	0	(135,637)	(135,637)	0	0	(105,637)	(105,637)
Interest rate swap	Other liabilities	0	(292)	0	(292)	0	(458)	0	(458)

Total		$0	$1,021	($1,037)	($16)	$3,634	$871	($981)	$3,524

During the three months ended March 31, 2014, we acquired certain non-marketable equity securities of a third party and entered into a commercial agreement with the third party to license and distribute its products and services for total consideration of approximately $6.0 million. The equity investment and commercial agreement were valued at approximately $4.1 million and $1.9 million, respectively. The equity investment is recorded at cost and is included in other assets, and the commercial agreement is included in intangible assets, net, in the accompanying consolidated balance sheet as of March 31, 2014. As of December 31, 2013, our outstanding investments in non-marketable equity securities were not material.

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility, with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of March 31, 2014, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 7, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders’ Equity

Stock-based Awards

We measure stock-based compensation expense at the grant date based on the fair value of the award. We recognize the expense for service-based share awards over the appropriate service period on a straight-line basis, net of estimated forfeitures. We recognize the expense for performance-based and market-based share awards over the vesting period under the accelerated attribution method, net of estimated forfeitures. In addition, we recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved.

The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The fair value of stock options granted during the three months ended March 31, 2013 was determined using the Black-Scholes-Merton valuation model and reflects the below input assumptions. No stock options were granted during the three months ended March 31, 2014.

Three Months Ended March 31, 2013
Weighed-average exercise price	$12.72
Expected term ( in years)	4.75
Expected volatility	55.9%
Expected dividend yield	0%
Risk-free interest rate	0.8%

Stock-based compensation expense recognized during the three months ended March 31, 2014 and 2013 is included in our consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cost of revenue:
Professional services	$606	$577
Maintenance	330	381
Transaction processing and other	402	424

Total cost of revenue	1,338	1,382
Selling, general and administrative expenses	6,178	4,726
Research and development	2,554	1,896

Total stock-based compensation expense	$10,070	$8,004

No stock-based compensation costs were capitalized during the three months ended March 31, 2014 and 2013.

We granted stock-based awards as follows:

	Three Months Ended March 31, 2014
(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Service-based restricted stock units	1,302	$18.47
Performance-based restricted stock units with a service condition	467	$18.51
Market-based restricted stock units with a service condition	221	$14.36

	1,990	$18.03

During the three months ended March 31, 2014 and the year ended December 31, 2013, approximately 0.6 million and 2.6 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Stock Repurchases

In April 2011, the Board of Directors of Allscripts Healthcare Solutions, Inc. (the “Board”) approved a stock repurchase program under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the total dollar amount authorized by these resolutions has been used. In April 2012, the Board approved the repurchase of an additional $200 million, bringing the total repurchase authorization to $400 million. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

No shares were repurchased under this program during the three months ended March 31, 2014 and the year ended December 31, 2013. As of March 31, 2014, the amount available for repurchase of our common stock under this program was approximately $123 million.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2014 and 2013 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2014 and 2013 were 174 thousand and 125 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Issuance of Warrants

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and is valued based on an option pricing model that uses observable and unobservable market data for inputs. During the three months ended March 31, 2014, we recognized approximately $0.6 million of the warrant fair value as a reduction to transaction processing and other revenues.

5. Earnings (Loss) Per Share

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Basic Loss per Common Share:
Net loss	($20,742)	($11,592)

Net loss available to common stockholders	($20,742)	($11,592)

Weighted-average common shares outstanding	179,033	173,710

Basic Loss per Common Share	($0.12)	($0.07)

Diluted Loss per Common Share:
Net loss	($20,742)	($11,592)

Net loss available to common stockholders	($20,742)	($11,592)

Weighted-average common shares outstanding	179,033	173,710
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0

Weighted-average common shares outstanding assuming dilution	179,033	173,710

Diluted Loss per Common Share	($0.12)	($0.07)

As a result of our net loss available to common stockholders for the three months ended March 31, 2014 and 2013, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2014	2013
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	21,721	3,668

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$445,960	($240,548)	$205,412	$445,960	($231,634)	$214,326
Customer contracts and relationships	544,073	(359,432)	184,641	542,205	(352,560)	189,645

Total	$990,033	($599,980)	$390,053	$988,165	($584,194)	$403,971

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,190,603			1,189,585

Total			$1,242,603			$1,241,585

During the three months ended March 31, 2014, we finalized the allocation of the dbMotion and Jardogs acquisition prices, which resulted in the recognition of additional goodwill. Refer to Note 2, “Business Combinations” for additional information regarding these acquisitions and the measurement period adjustment recorded during the three months ended March 31, 2014. Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2014 were as follows:

(In thousands)	Clinical and Financial Solutions	Population Health	Managed Services	Total
Balance as of December 31, 2013	$625,769	$425,216	$138,600	$1,189,585
Additions arising from business acquisitions:
dbMotion	0	1,018	0	1,018

Total additions to goodwill	0	1,018	0	1,018
Impairment of goodwill	0	0	0	0

Balance as of March 31, 2014	$625,769	$426,234	$138,600	$1,190,603

There were no accumulated impairment losses associated with our goodwill as of March 31, 2014 or December 31, 2013.

7. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	March 31, 2014			December 31, 2013
(In thousands)	Principal Balance	Unamortized Discount	Net Carrying Amount	Principal Balance	Unamortized Discount	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$75,014	$269,986	$345,000	$77,529	$267,471
Senior Secured Credit Facilities (long-term portion)	261,875	2,106	259,769	280,000	2,338	277,662
Senior Secured Credit Facilities (current portion)	19,688	963	18,725	16,875	982	15,893

Total debt	$626,563	$78,083	$548,480	$641,875	$80,849	$561,026

Interest expense consisted of the following:

	Three Months Ended March 31,
(In thousands)	2014	2013
Interest expense	$3,957	$3,337
Amortization of discounts	2,766	0
Amortization of debt issuance costs	510	1,300

Total interest expense	$7,233	$4,637

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended March 31,
(In thousands)	2014	2013
Coupon interest at 1.25%	$1,078	$0
Amortization of original issuance discount	2,515	0
Amortization of debt issuance costs	295	0

Total interest expense related to the 1.25% Notes	$3,888	$0

There have been no significant changes in our senior secured credit facility agreement from those disclosed in our Form 10-K. As of March 31, 2014, the if-converted value of the 1.25% Notes exceeded the principal amount, as the closing price of our common stock as of such date ($18.03) exceeded the conversion price of the 1.25% Notes (approximately $17.19).

As of March 31, 2014, $216.6 million under a term loan, $65.0 million under a revolving credit facility, and $1.1 million in letters of credit were outstanding under our senior secured credit facility. As of March 31, 2014, the interest rate on the senior secured credit facility was LIBOR plus 2.75%, which totaled 2.90%. Refer to Note 9, “Derivative Financial Instruments,” for a discussion of our interest rate swap agreement. We were in compliance with all covenants under our senior secured credit facility agreement as of March 31, 2014. Unamortized deferred debt issuance costs total $11.0 million and are included within other assets on the consolidated balance sheet as of March 31, 2014.

As of March 31, 2014, we had $358.9 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payment obligations under the 1.25% Notes and the senior secured credit facility as of March 31, 2014:

(Dollar amounts in thousands)	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	216,563	14,063	28,125	39,375	50,625	84,375	0
Senior Secured Revolving Facility	65,000	0	0	0	0	65,000	0

	$626,563	$14,063	$28,125	$39,375	$50,625	$149,375	$345,000

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

8. Income Taxes

The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2014 could be different from the forecast rate. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, income attributable to foreign jurisdictions taxed at lower rates, state taxes, permanent differences, and certain discrete items. The effective tax rates were as follows:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013
Loss before income taxes	($19,176)	($24,789)
Income tax (provision) benefit	($1,566)	$13,197
Effective tax rate	(8.2%)	53.2%

Our effective tax rate for the three months ended March 31, 2014 is lower compared with the prior year comparable period primarily due to the impact of an approximately $10 million valuation allowance recorded in the three months ended March 31, 2014 against federal net operating loss and credit carryforwards. In addition, the U.S. research and development credit had not been extended as of March 31, 2014 for the tax year 2014 and, therefore, no estimate for this credit has been included in the effective tax rate as of March 31, 2014; whereas, in the three months ended March 31, 2013, impacts for both the 2012 and 2013 credits were included in the tax benefit recorded.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). The additional valuation allowance recorded in the three months ended March 31, 2014 related to deferred tax assets associated with net operating loss carryforwards.

Our unrecognized income tax benefits were $18.2 million and $18.3 million as of March 31, 2014 and December 31, 2013, respectively, the decrease being primarily attributable to a settlement with a taxing authority. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

9. Derivative Financial Instruments

1.25% Call Option

Concurrent with the issuance of the 1.25% Notes in June 2013, we entered into privately negotiated hedge transactions with certain of the initial purchasers of the 1.25% Notes (collectively, the “1.25% Call Option”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes.

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 3, “Fair Value Measurements.” The fair value of the 1.25% Call Option at March 31, 2014 and December 31, 2013 was approximately $134.6 million and $104.7 million, respectively.

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other (expense) income, net. For the three months ended March 31, 2014, the change in the fair value of the 1.25% Call Option resulted in a gain of $29.9 million. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other (expense) income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 3, “Fair Value Measurements.” The fair value of the embedded cash conversion option at March 31, 2014 and December 31, 2013 was approximately $135.6 million and $105.6 million, respectively. For the three months ended March 31, 2014, the change in the fair value of the embedded cash conversion option resulted in a loss of $30.0 million. This loss was slightly higher than the gain recognized on the 1.25% Call Option over the same period.

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and an expiration date of October 31, 2014. At March 31, 2014, the notional amount of the interest rate swap agreement was $100 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facility). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement is designed to protect us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive (loss) income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheets. Amounts accumulated in other comprehensive income (loss) are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero as it nears expiration.

The fair value of our interest rate swap was a liability of approximately $0.3 million and $0.5 million at March 31, 2014 and December 31, 2013, respectively. We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended March 31,
(In thousands)	2014	2013
Effective Portion
Current period increase in fair value recognized in OCI	$166	$353
Tax effect	(66)	(136)

Net	$100	$217

Loss reclassified from OCI to interest expense	$199	$359
Amount excluded from Effectiveness Assessment and Ineffective Portion Gain (loss) recognized in other income (expense)	$0	$0

We estimate that approximately $0.3 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 7 months. This amount has been calculated assuming the variable effective interest rate 2.90% as of March 31, 2014 remains the same through the next 7 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2014 and 2013.

10. Contingencies

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

In the opinion of our management, based on the information currently available, we do not believe a material risk of loss in excess of amounts recorded is at least reasonably possible with respect to the following matters.

On September 14, 2010, Pegasus Imaging Corporation (“Pegasus”) filed suit against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between Pegasus and Advanced Imaging Concepts, Inc., a software company based in Louisville, Kentucky that we purchased in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from Pegasus in approximately 1999. On April 16, 2013, Plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to Plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against Pegasus for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. Mediation is currently scheduled for June 2014. The case is currently scheduled for trial in November 2014.

On December 27, 2012, Pain Clinic of Northwest Florida, Inc. filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us. On January 29, 2013, a First Amended Complaint was filed in this lawsuit through which American Pain Care Specialists, LLC, Advanced Pain Specialists, Inc., and South Baldwin Family Practice, LLC were added as additional plaintiffs. The plaintiffs are currently seeking to certify a class of all similarly situated physician-clients that purchased MyWay and seek damages for various claims, including breach of warranty and unjust enrichment. On May 6, 2013, the plaintiffs filed a Second Amended Complaint, in which the plaintiffs dropped the claim for breach of warranty, and added claims for tortious interference with business relationships, violations of Florida’s Deceptive and Unfair Trade Practices Act, and violations of various other states’ consumer protection laws. On April 21, 2014, the plaintiffs filed a Third Amended Complaint, in which Manhattan Podiatry Associates, P.C. and Ritchken & First Medical Group were added as additional plaintiffs. In the Third Amended Complaint, plaintiffs dropped the claims for tortious interference and all violations of other states’ consumer protection laws, other than those of New York and California. Discovery is proceeding. No trial date has been scheduled.

On January 30, 2013, Costco Wholesale Corporation made a demand for arbitration against us with the International Institute for Conflict Resolution in connection with our offer to upgrade our MyWay clients to Professional Suite. The demand for arbitration seeks certain equitable relief in connection with the upgrade offer and also seeks damages for breach of contract and breach of an alleged duty of good faith and fair dealing. Arbitration has been scheduled for October 2014.

On February 26, 2013, a lawsuit was filed by Cardinal Health 200, LLC against us in the Court of Common Pleas for Franklin County, Ohio. The complaint seeks damages of no less than $3,978,000 for alleged breaches of contract by us in connection with our offer to upgrade our MyWay clients to Professional Suite, as well as other equitable relief. The complaint alternatively seeks a declaration that we invalidly terminated our agreement with the plaintiff. No trial date has been scheduled.

On August 7, 2013, we filed a demand for arbitration against Etransmedia Technology, Inc. (“Etransmedia”) with the American Arbitration Association, seeking relief for breach of contract and also equitable relief with respect to the release of certain data held by Etransmedia in its hosted facilities. Etransmedia has asserted counterclaims against us related to our offer to upgrade MyWay clients who were hosted by Etransmedia to Professional Suite, including fraud, deceptive trade practices under the North Carolina Uniform Deceptive Trade Practices Act, breach of contract, breach of express warranty, negligent misrepresentation, unjust enrichment, declaratory judgment, and tortious interference with contract and prospective contract. Discovery is proceeding. Arbitration has been scheduled for June 2014.

In the opinion of our management, there is a reasonable possibility that we may incur losses with respect to the following matters. However, given the current early stage of the matters, it is not possible to estimate the possible loss or range of loss at this time. Our management will continue to evaluate the potential exposure related to these matters in future periods.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA; treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Discovery is proceeding. No trial date has been scheduled.

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against us; Glen Tullman, our former Chief Executive Officer; and William Davis, our former Chief Financial Officer, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased our common stock between November 18, 2010 and April 26, 2012. The plaintiffs allege that we, Mr. Tullman and Mr. Davis made materially false and misleading statements and/or omissions during the putative class period regarding our progress in integrating our and Eclipsys’ businesses following their August 24, 2010 merger, and that we lacked a reasonable basis for certain statements regarding our post-merger integration efforts, operations, results and projections of future financial performance. A fully-briefed motion to dismiss is pending. No trial date has been scheduled.

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County, Illinois against us; Glen Tullman, our former Chief Executive Officer; William Davis, our former Chief Financial Officer; Paul Black, our current Chief Executive Officer and a current member of the Board; and Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, and Michael Kluger, each of whom are or were members of the Board. The suit alleges breach of fiduciary duties and unjust enrichment against certain of our former and current executives who allegedly made misleading claims about our business and financial condition, which allegedly caused our stock price to be artificially inflated and then drop sharply when we reported earnings below expectations and disclosed a “leadership dispute” in a regulatory filing. The case is currently stayed by agreement of the parties.

11. Business Segments

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

The changes to our organizational and management structure were aimed at improving our operational effectiveness, enhancing our competitiveness and creating a greater focus on client needs. These changes, which involved the creation of strategic business units, were designed to transition us towards a flatter business unit model aligned with key products and services, and away from a functional organization. After the finalization of these changes and based upon the information used by our Chief Operating Decision Maker (our “CODM”) for making operating decisions and assessing performance, we identified nine operating segments, which were aggregated into three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services.

The Clinical and Financial Solutions segment includes our Acute, TouchWorks, Professional Practices, Payer and Life Sciences, and International strategic business units. This segment derives its revenue from the sale of integrated clinical software applications, financial and information solutions, and related installation and maintenance services, to physician practices, hospitals and health systems of various sizes. These solutions primarily include Electronic Health Record-related software, financial and practice management software, related installation and training services, and electronic claims administration services. The Population Health segment includes our Performance and Care Logistics and Population Health strategic business units. This segment derives its revenue from the sale of health management solutions, which are mainly targeted at hospitals, health systems and Accountable Care Organizations, and which enable such organizations to connect, transition, analyze, and coordinate care across the entire care community. The Managed Services segment includes our Outsourcing and Remote Hosting strategic business units. It derives its revenue from the sale of outsourcing solutions, where we assume partial to total responsibility for a healthcare organization’s IT operations, and remote hosting solutions. The revenues from this segment are primarily reflected as part of transaction processing and other in our consolidated statements of operations. Segment data for prior periods presented in the table below has been restated to conform to the current year’s presentation.

Our CODM uses segment revenues, gross profit and income from operations as measures of performance and to allocate resources. In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenue acquired in a business acquisition; and we exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed. In addition, the “Unallocated Amounts” category includes revenue and the associated cost from the resale of certain ancillary products, primarily consisting of hardware. We do not track our assets by segment.

	Three Months Ended March 31,
(In thousands)	2014	2013
Revenue:
Clinical and Financial Solutions	$205,386	$217,943
Population Health	70,028	60,529
Managed Services	61,921	59,732
Unallocated Amounts	2,950	8,862

Total revenue	$340,285	$347,066

Gross Profit:
Clinical and Financial Solutions	$99,032	$101,590
Population Health	48,694	37,840
Managed Services	5,728	7,555
Unallocated Amounts	(15,268)	(12,557)

Total gross profit	$138,186	$134,428

Income (Loss) from operations:
Clinical and Financial Solutions	$43,215	$42,577
Population Health	24,279	21,115
Managed Services	5,728	7,555
Unallocated Amounts	(85,133)	(99,530)

Total loss from operations	($11,911)	($28,283)

12. North American Site Consolidation Plan

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan included the closing of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs.

During the three months ended March 31, 2014, we recognized a benefit of approximately $2.0 million due to the release of previously accrued severance costs which we no longer expect to pay, while during the three months ended March 31, 2013, we incurred approximately $11.0 million in costs resulting from the Site Consolidation Plan. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively. The majority of the benefit realized and expenses incurred during the three months ended March 31, 2014 and 2013, respectively, related to severance, retention bonuses and relocation expenses. The portion of these amounts allocable to our reportable segments is not material. In the first quarter of 2013, we established a liability for approximately $11.2 million for severance costs resulting from the Site Consolidation Plan of which approximately $4.2 million remained as of December 31, 2013. During the three months ended March 31, 2014, we paid approximately $1.0 million and released approximately $2.0 million of previously accrued severance costs, which we no longer expect to pay, resulting in a remaining liability of approximately $1.2 million, which is included in accrued compensation and benefits in our consolidated balance sheet as of March 31, 2014.

Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan primarily include lease exit costs of approximately $1.0 million. This amount is an estimate, and actual charges may vary materially based on the timing and amount of sublease income and other related expenses and changes in management’s assumptions. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Such statements can be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Actual results could differ from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Form 10-K”) under the heading “Risk Factors,” which are incorporated herein by reference. We do not undertake to update any forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements for any reason, except as required by law. The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission. Each of the terms “we,” “us,” or “our” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Business Overview

We are a global provider of clinical, financial, connectivity, hosting, outsourcing, analytics, patient engagement, and population health solutions and services that empower consumers, physicians, hospitals, governments, health systems, health plans, retail clinics, retail pharmacies and post-acute organizations to deliver world-class outcomes. We deliver innovative solutions that provide physicians and other healthcare professionals with the data, information, insights, and connectivity required to transform health care by improving the quality and efficiency of patient care and to navigate the transition from fee-for-service to value-based care.

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

Population health management is a strategic imperative for many healthcare executives today and is a primary objective for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable population health management solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. We have taken several significant steps to solidify and advance our population health management solutions, which included our acquisitions of dbMotion Ltd. (“dbMotion”), a leading supplier of community health solutions, and Jardogs LLC (“Jardogs”), the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solutions provider in 2013. We also recently released our Allscripts Care DirectorTM solution. Taken together, these solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling users to better comply with the Meaningful Use program. Population health management is commonly viewed as the next frontier in healthcare delivery and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

The healthcare IT industry in which we operate is facing significant challenges and opportunities due to new regulations and changes in industry standards. We believe a combination of changes in federal and state law, the development of new industry standards, and various incentives that exist today for Electronic Health Record (“EHR”) use, ePrescribing, and pay-for-quality initiatives, are moving health care towards an environment where EHRs are as common as practice management systems in all provider offices. As a result, we believe that the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and other provisions provided by the American Recovery & Reinvestment Act, among other changes in laws, will continue to be a significant driver of healthcare IT adoption, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

We have taken steps to position us to have what we believe will be adequate capacity to meet the demand that could result from new orders related to HITECH and other government policies driving change in health care, as well as requirements related to upgrading the software used by our current EHR clients. These steps included supplementing our internal direct sales force with a limited number of strategic distribution partners with established sales forces focused on smaller practices with one to three providers. Furthermore, we took steps to improve the efficiency of our approach to new system installations, which resulted in the standardization of certain key processes across client sites and a decrease in the number of hours required by our professional services team to enable installations of our clinical and practice management solutions.

HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program, which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology, such as our EHR solutions. In order to qualify for HITECH funding under the current “meaningful use” criteria, including Stage 2 criteria, our clients are required to install and implement our products, certified as having met various requirements (as currently defined under the 2010 and 2012 Office of the National Coordinator for Health Information Technology (“ONC”) Final Rules and under any future HITECH regulations and guidance that ONC may release), to achieve Meaningful Use by satisfying a variety of conditions outlined by the Centers for Medicare and Medicaid Services (“CMS”) in 2010, 2012 and future years. The HITECH statute provides for a phased approach to implementation of the Meaningful Use standards, which the CMS Final Rules have specified to mean Stage 1 and Stage 2 (under way), with Stage 3 reserved for future rule-making based on the experiences to date but scheduled to begin, as announced in December 2013, in 2017.

Given that CMS will release future regulations related to EHRs, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by the Certification Commission for Health Information Technology (which has announced it will be concluding its certification activities in 2014), the Drummond Group and/or other bodies to be accredited in the future, the changing frequency of the certification program, as announced by ONC in December 2013, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards, could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions were certified 2011/2012 compliant by an Authorized Certification Body of ONC, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. Each of our market-facing EHRs has also recently been certified as compliant with 2014 Edition requirements, as well as the Allscripts ED, Allscripts dbMotion™ and FollowMyHealth products under the modular certification option.

We believe that to date the HITECH program has resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use or other regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 may not be able to do so in compliance with the requirements for the 2014 Edition, which could present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments end in coming years, we expect that the payment adjustment phase of the program, which penalizes organizations not participating in the EHR Incentive program, will provide a different motivation for purchase and expansion, particularly among hospitals and the largest practices.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the recent extension of the Stark and Anti-kickback exceptions, which allow hospitals and other organizations to subsidize the purchase of EHRs, will contribute to the continuation of this market dynamic. We also believe that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians in those small- and medium-sized practices who have not yet participated seek to qualify for the HITECH incentives for the first time or experienced practices upgrade in advance of their start of Stage 2 of the program. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

Although we believe that we have taken and continue to take the proper steps to take advantage of the opportunity presented by HITECH, given the effects the law is having on our clients, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Additionally, other public laws to reform the U.S. healthcare system contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain government programs, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Additionally, conversations continue in the U.S. Congress around the Medicare Sustainable Growth Rate reimbursement model and possible replacement payment methodologies, which would further encourage the adoption of health IT in order to satisfy possible new requirements tying the report of quality measurements to the receipt of payment through Medicare. Resolution of this issue would also address current ambiguities among physician populations and healthcare organizations and allow them to make strategic decisions about the purchase of analytic software or other solutions important to compliance with new legislation.

The U.S. Department of Health and Human Services is implementing a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility. These standards are called ANSI-5010. Additionally, HIPAA requires all entities who are covered by HIPAA to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by, based on a recent delay passed into law by Congress, no earlier than October 1, 2015. These changes in coding standards nonetheless present a significant opportunity for our clients to get to the most advanced versions of our products, but they also pose a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices who may not understand the scope of the efforts necessary to successfully transition to the ICD-10 classification. New payment and delivery system reform programs that have been launched related to the Medicare program are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as previously disclosed in our Form 10-K.

First Quarter 2014 Summary

During the first quarter of 2014, we continued to make steady progress on our key strategic and operational imperatives, which are aimed at delivering on our critical client obligations, expanding the depth and breadth of our products and platforms, and reducing expenses. In addition, we continued to work toward expanding our business in the post-acute space, particularly in the areas of population health management and consumer health care engagement, where we believe we currently offer some of the industry’s leading solutions. During the first quarter of 2014 compared with the first quarter of 2013, our quarterly bookings increased by approximately 26%, gross profit improved by approximately 3% and selling, general and administrative expenses decreased approximately 14%. We believe these results reflect improving operational efficiency and leverage.

Our bookings, which reflect the value of executed contracts for our solutions, totaled $223 million for the first quarter of 2014, compared with $274 million for the fourth quarter of 2013 and $178 million for the first quarter of 2013. This represents growth of approximately 26% compared to first quarter of 2013 and a decrease of approximately 19% compared to the fourth quarter of 2013. The decrease on a sequential basis was expected as our bookings in the fourth quarter of 2013 represented our highest level of quarterly bookings since the fourth quarter of 2011. In addition, there is a modest seasonal pattern in our quarterly bookings, with our fourth quarter bookings typically being the highest, and our first quarter bookings typically being the lowest compared to our bookings in the second and third quarters of a specific year. Approximately 36% of our total bookings for the first quarter of 2014 were derived from our population health management solutions. During the first quarter of 2014, we continued to improve product performance and delivery execution, and we believe that the market has responded positively to these initiatives as evidenced by the sequential improvement in our bookings in each quarter of 2013 and the 26% increase in bookings compared to the first quarter of 2013.

Total revenue for the first quarter of 2014 was $340 million compared with $347 million for the first quarter of 2013. While our bookings continue to increase, our revenue for the first quarter of 2014 does not reflect the full impact of the increase in bookings due in part to the timing of revenue recognition driven by the multi-year nature of new agreements, including an increase in the proportion of subscription-based arrangements and managed services contracts. Revenue from professional services declined compared with the prior year quarter, primarily as a result of the timing of services associated with several large contracts in the first quarter of 2013 that did not recur in the first quarter of 2014, as well as a decrease in consulting services. Revenue from maintenance and transaction processing and other increased compared with the prior year quarter reflecting the stability of our client base and an increase in the proportion of recurring revenue from SaaS-based (or subscription-based) services.

Gross research and development spending in the first quarter of 2014 totaled $61 million and consists of research and development expense of $52 million and capitalized software development costs of $9 million. This compares with gross research and development spending of $59 million in the first quarter of 2013. We continue to focus our development efforts on improving performance, accelerating product integration, and building new innovative solutions. Our research and development spending also includes development to meet government specifications for products that will enable clients to achieve Meaningful Use standards and comply with other industry regulations.

In order to better serve our clients and the healthcare market, we continue to converge, over time, our MyWay and Professional Suite small office EHR and practice management systems. We have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. We believe that our convergence program positions MyWay clients to achieve Meaningful Use Stage 2 and ICD-10 compliance, and prepares them for the shift to value-based care that focuses on costs, quality and outcomes. During the first quarter of 2014, we incurred approximately $2 million in costs and expenses associated with our convergence program, compared with approximately $7 million incurred in the fourth quarter of 2013 and approximately $6 million incurred in the first quarter of 2013. While we expect to incur additional costs and expenses in future quarters in connection with such actions, we anticipate that related future costs will further decrease as we complete remaining customer upgrades.

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan included the closing of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs, and lease exit costs. During the three months ended March 31, 2014, we recognized a benefit of approximately $2 million due to the release of previously accrued severance costs that we no longer expect to pay. Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan primarily include lease exit costs of approximately $1 million. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

During the first quarter of 2014, we incurred approximately $2 million of additional costs in connection with the dbMotion acquisition, which primarily consist of employee compensation costs and are included in selling, general and administrative expenses in our accompanying statement of operations for the three months ended March 31, 2014.

Overview of Consolidated Results

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Revenue:
System sales	$23,389	$27,031	(13.5%)
Professional services	50,364	61,084	(17.5%)
Maintenance	117,077	117,708	(0.5%)
Transaction processing and other	149,455	141,243	5.8%

Total revenue	340,285	347,066	(2.0%)

Cost of revenue:
System sales (exclusive of amortization of software development and acquisition-related assets shown below)	7,983	13,329	(40.1%)
Amortization of software development and acquisition-related assets	21,031	19,539	7.6%
Professional services	47,900	57,582	(16.8%)
Maintenance	35,720	36,597	(2.4%)
Transaction processing and other	89,465	85,591	4.5%

Total cost of revenue	202,099	212,638	(5.0%)

Gross profit	138,186	134,428	2.8%
% of Revenue	40.6%	38.7%
Selling, general and administrative expenses	89,946	104,232	(13.7%)
Research and development	52,305	50,659	3.2%
Asset impairment charges	195	319	(38.9%)
Amortization of intangible and acquisition-related assets	7,651	7,501	2.0%

Loss from operations	(11,911)	(28,283)	(57.9%)
Interest expense	(7,233)	(4,637)	56.0%
Other (expense) income, net	(32)	8,131	(100.4%)

Loss before income taxes	(19,176)	(24,789)	(22.6%)
Income tax (provision) benefit	(1,566)	13,197	(111.9%)

Effective tax rate	(8.2%)	53.2%
Net loss	($20,742)	($11,592)	78.9%

Revenue

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Revenue:
System sales	$23,389	$27,031	(13.5%)
Professional services	50,364	61,084	(17.5%)
Maintenance	117,077	117,708	(0.5%)
Transaction processing and other	149,455	141,243	5.8%

Total revenue	$340,285	$347,066	(2.0%)

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

System sales decreased during the three months ended March 31, 2014 compared with the prior year comparable period. The decrease in system sales consisted of a $3 million decrease in hardware revenue and a $1 million decrease in software revenue. Hardware revenue is generally recognized in the period of sale and, therefore, is primarily driven by the level of bookings. While our bookings during the first quarter of 2014 were higher compared with our bookings during the first quarter of 2013, a higher proportion of our bookings during the first quarter of 2014 was represented by sales of population health management products and solutions, which generally require less robust hardware solutions for our clients. In addition, revenue associated with many of our population health management products and solutions is recognized over an extended period of time based on a subscription term and is included in transaction processing and other. As a result, the recent increases in bookings since the first quarter of 2013 did not result in significant additional software revenue.

Professional services revenue decreased during the three months ended March 31, 2014 compared with the prior year comparable period, primarily as a result of the timing of services delivery associated with several large contracts in the first quarter of 2013 that did not recur in the first quarter of 2014. In addition, we experienced a decrease in consulting services due to a higher bookings mix of subscription-based population health management products and solutions, which generally require lower levels of professional services to implement.

Maintenance revenue remained flat overall during the three months ended March 31, 2014 compared with the prior year comparable period as our client base remained relatively stable.

Transaction processing and other revenue increased during the three months ended March 31, 2014 compared with the prior year comparable period. This increase was primarily driven by higher revenues from SaaS-based (or subscription-based) services as we expanded our customer base for population health management, and IT outsourcing and remote hosting solutions.

Gross Profit

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Total cost of revenue	$202,099	$212,638	(5.0%)

Gross profit	$138,186	$134,428	2.8%

% of Revenue	40.6%	38.7%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Gross profit increased during the three months ended March 31, 2014 compared with the prior year comparable period primarily due to increases in gross profit from maintenance, and transaction processing and other services. The increase in maintenance gross profit was primarily driven by lower personnel costs to deliver these services while revenues remained flat. While transaction processing and other costs of revenue increased as we continued to make infrastructure improvements and incurred higher third-party costs in response to increased demand for our SaaS and hosting solutions, gross profit also increased due to improving operating leverage as the rate of growth in revenue exceeded the rate of increase in costs associated with providing these services. Gross profit associated with system sales decreased as increases in the amortization of capitalized software development costs and acquisition-related intangible assets offset improved profitability from the decrease in low-margin hardware sales. Professional services gross profit decreased primarily due to lower sales and stable levels of fixed costs associated with our professional services staff.

Gross profit as a percent of revenue increased during the three months ended March 31, 2014 compared with the prior year comparable period primarily due to improving operating leverage, particularly related to our transaction processing and other services; lower utilization of third-party resources; and a decrease in low-margin hardware sales.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Selling, general and administrative expenses	$89,946	$104,232	(13.7%)

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

During the three months ended March 31, 2014, selling, general and administrative expenses decreased compared with the prior year comparable period. The primary drivers of this decrease were severance and other costs, mostly associated with the Site Consolidation Plan, and MyWay convergence program expenses, each of which were lower by approximately $12 million and $4 million, respectively, when compared with the first quarter of 2013. These decreases were partially offset by increases of approximately $1 million in both facility occupancy costs and stock-based compensation. In addition, the first quarter of 2014 includes approximately $2 million of additional selling, general and administrative expenses related to the dbMotion and Jardogs acquisitions when compared with the first quarter of 2013.

Research and Development

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Research and development	$52,305	$50,659	3.2%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Research and development expenses increased during the three months ended March 31, 2014 compared with the prior year comparable period as an increase in employment-related expenses was partially offset by a higher amount of capitalized software development costs in the first quarter of 2014. During the first quarter of 2014, we continued to invest in high-yield strategic research and development projects aimed at accelerating development efforts to improve product performance, integration and innovation. This included efforts to meet client demand for products that will enable them to achieve Meaningful Use and other regulatory requirements. The higher capitalization of software development costs compared with last year was driven by more development spending being eligible for capitalization due to the nature of the work being performed and the development status of projects.

Amortization of Intangible Assets

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Amortization of intangible and acquisition-related assets	$7,651	$7,501	2.0%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Amortization of intangible assets recognized during the three months ended March 31, 2014 was relatively flat compared with the prior year comparable period. Amortization during the three months ended March 31, 2013 includes only one month of additional amortization associated with the intangible assets acquired through the dbMotion and Jardogs acquisitions while the three months ended March 31, 2014 include a full quarter of additional amortization. During 2013, the amortization periods for certain intangible assets ended and the intangible asset amounts were fully amortized. As a result, the first quarter of 2013 includes amortization that did not recur in the first quarter of 2014, which partially offset the impact of the additional amortization associated with the dbMotion and Jardogs intangible assets during the three months ended March 31, 2014.

Interest Expense

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Interest expense	($7,233)	($4,637)	56.0%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Interest expense increased during the three months ended March 31, 2014 compared with the prior year comparable period primarily due to the accretion to interest expense of the original issue discount associated with the issuance of the 1.25% Notes in June 2013 and higher outstanding average debt balances as a result of the 1.25% Notes and borrowings on our prior credit facility associated with our acquisition of dbMotion. The increase in interest expense was partially offset by the reduction in the notional amount of our interest rate swap agreement and lower amortization of debt issuance costs.

Other Income (Expense), Net

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Other (expense) income, net	($32)	$8,131	(100.4%)

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Other income (expense), net for the three months ended March 31, 2013 included a gain of approximately $5 million resulting from the sale of our investment in Humedica, Inc. and a gain of approximately $3 million realized upon the adjustment to fair value of our prior interest in dbMotion upon our acquisition of the full remaining interest in dbMotion.

Income Tax Benefit

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Income tax (provision) benefit	($1,566)	$13,197	(111.9%)
Effective tax rate	(8.2%)	53.2%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Our effective tax rate for the three months ended March 31, 2014 was lower compared with the prior year comparable period primarily due to the impact of an approximately $10 million valuation allowance recorded in the three months ended March 31, 2014 against federal net operating loss and credit carryforwards. In addition, the U.S. research and development credit had not been extended as of March 31, 2014 for the tax year 2014 and, therefore, no estimate for this credit has been included in the effective tax rate as of March 31, 2014; whereas, in the three months ended March 31, 2013, impacts for both the 2012 and 2013 credits were included in the tax benefit recorded.

Segment Operations

Overview of Segment Results

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Revenue:
Clinical and Financial Solutions	$205,386	$217,943	(5.8%)
Population Health	70,028	60,529	15.7%
Managed Services	61,921	59,732	3.7%
Unallocated Amounts	2,950	8,862	(66.7%)

Total revenue	$340,285	$347,066	(2.0%)

Gross Profit:
Clinical and Financial Solutions	$99,032	$101,590	(2.5%)
Population Health	48,694	37,840	28.7%
Managed Services	5,728	7,555	(24.2%)
Unallocated Amounts	(15,268)	(12,557)	21.6%

Total gross profit	$138,186	$134,428	2.8%

Income (loss) from operations:
Clinical and Financial Solutions	$43,215	$42,577	1.5%
Population Health	24,279	21,115	15.0%
Managed Services	5,728	7,555	(24.2%)
Unallocated Amounts	(85,133)	(99,530)	(14.5%)

Total loss from operations	($11,911)	($28,283)	(57.9%)

Clinical and Financial Solutions

Our Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications, financial and information solutions, and related installation and maintenance services, to physician practices, hospitals and health systems of various sizes. These solutions primarily include EHR-related software, financial and practice management software, related installation and training services, and electronic claims administration services.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Revenue	$205,386	$217,943	(5.8%)
Gross profit	$99,032	$101,590	(2.5%)
Gross profit margin %	48.2%	46.6%
Income from operations	$43,215	$42,577	1.5%
Operating margin %	21.0%	19.5%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Clinical and Financial Solutions revenue decreased during the three months ended March 31, 2014 primarily due to decreases in system sales and professional services of approximately $2 million and $10 million, respectively. System sales and professional services revenue decreased primarily as a result of the timing and size of revenue recognized associated with several large contracts in the first quarter of 2013 that did not recur in the first quarter of 2014. We also experienced a decrease in consulting services driven by lower net new implementations of our ambulatory and acute product solutions. During the first quarter of 2014, maintenance and transaction processing and other revenues for the Clinical and Financial Solutions segment were flat when compared with the first quarter of 2013, as our client base remained relatively stable.

Gross profit remained fairly steady primarily due to lower usage of third-party resources, which typically have higher labor rates. Operating margin improved as our operating expenses decreased primarily as a result of lower research and development expenses compared to the prior year comparable period, as we rebalanced our spending across our various business units in line with our strategic objectives and the maturity of our product offerings. In addition, more software development expenses were eligible for capitalization in the first quarter of 2014 compared with the prior year comparable period, primarily due to our greater focus on the development of new features and solutions versus product maintenance.

Population Health

Our Population Health segment derives its revenue from the sale of health management solutions, which are mainly targeted at hospitals, health systems and ACOs, and which enable such organizations to connect, transition, analyze, and coordinate care across the entire care community.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Revenue	$70,028	$60,529	15.7%
Gross profit	$48,694	$37,840	28.7%
Gross profit margin %	69.5%	62.5%
Income from operations	$24,279	$21,115	15.0%
Operating margin %	34.7%	34.9%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Population Health revenue increased during the three months ended March 31, 2014 compared with the prior year comparable period, primarily due to our acquisitions of dbMotion and Jardogs, and increased demand for our population health management products and solutions. Bookings from our population health management solutions represented approximately 36% of our total bookings during the first quarter of 2014 compared with 23% during the first quarter of 2013. Bookings growth accelerated during the first quarter of 2014 with a growth rate of almost 100% over the first quarter of 2013. The bookings growth did not translate into similar growth in revenue due to the multi-year nature and terms of new agreements.

The higher gross profit and gross profit margin of the Population Health segment for the three months ended March 31, 2014 compared with the prior year comparable period reflect the increase in revenue and the full profitability from sales of dbMotion’s community health solutions, which were sold prior to our acquisition of dbMotion in March 2013. The operating margin percentage remained flat primarily as a result of additional operating expenses related to dbMotion and higher research and development expenses compared with the first quarter of 2013.

Managed Services

Our Managed Services segment derives its revenue from the sale of outsourcing solutions, where we assume partial to total responsibility for a healthcare organization’s IT operations, and remote hosting solutions. The revenues from this segment are reflected in the transaction processing and other line in our consolidated statements of operations. All of the costs associated with this segment are included in cost of revenue.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Revenue	$61,921	$59,732	3.7%
Gross profit	$5,728	$7,555	(24.2%)
Gross profit margin %	9.3%	12.6%
Income from operations	$5,728	$7,555	(24.2%)
Operating margin %	9.3%	12.6%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Managed Services revenue increased during the three months ended March 31, 2014 compared with the prior year comparable period, primarily due to the timing of revenue recognition for two large contracts in the first quarter of 2014 and stable client base. Bookings for our outsourcing and remote hosting solutions increased by approximately 68% compared with the first quarter of 2013. While the recent increase in bookings did not result in significant additional revenue in the first quarter of 2014, since revenue related to managed services agreements is recognized as services are performed, the higher bookings are expected to translate into additional revenue in future quarters.

The overall profitability of the Managed Services segment declined during the three months ended March 31, 2014 compared with the prior year comparable period, as headcount-related costs and costs of third-party outsourcing services remained high relative to revenues as we continued to respond to increased demand for our outsourcing solutions. Additionally, we experienced an increase in the cost of third-party services related to remote hosting client contracts.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenue acquired in a business acquisition; and we exclude the amortization of intangible assets, stock-based compensation, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not allocated to our reportable segments because they are not part of the operating segment data provided to our CODM and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed. In addition, the “Unallocated Amounts” category includes revenue and the associated cost from the resale of certain ancillary products, primarily consisting of hardware.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	% Change
Revenue	$2,950	$8,862	(66.7%)
Gross profit	($15,268)	($12,557)	21.6%
Gross profit margin %	NM	(141.7%)
Income from operations	($85,133)	($99,530)	(14.5%)
Operating margin %	NM	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

During the three months ended March 31, 2014, revenues decreased compared with the prior year comparable period, due to lower hardware sales. Hardware sales were lower primarily as a result of a higher proportion of our first quarter of 2014 bookings being represented by population health products, which generally require less robust hardware solutions for our clients. We also recorded higher deferred revenue-related and other adjustments, primarily associated with the dbMotion acquisition, in the first quarter of 2014 compared with the prior year comparable period.

Unallocated expenses decreased by approximately $14 million during the three months ended March 31, 2014 compared with the prior year comparable period, primarily due to a $12 million decrease in severance and other costs, mostly associated with the Site Consolidation Plan, and a $4 million decrease in MyWay convergence program and other product consolidation costs. Partially offsetting these decreases were higher deferred revenue-related and other adjustments of approximately $4 million, which were primarily associated with the dbMotion acquisition.

Contract Backlog

Contract backlog represents the value of bookings, client renewals, transaction fees and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013	% Change from March 31, 2014
(Dollar amounts in millions)				December 31, 2013	March 31, 2013
Contract backlog:
System sales	$145	$129	$101	12.4%	43.6%
Professional services	370	378	387	(2.1%)	(4.4%)
Maintenance	828	827	843	0.1%	(1.8%)
Transaction processing and other	2,099	2,073	1,413	1.3%	48.5%

Total contract backlog	$3,442	$3,407	$2,744	1.0%	25.4%

Total contract backlog as of March 31, 2014 was higher compared with March 31, 2013, primarily due to an increase in transaction processing and other services, which was positively influenced by the extension of our outsourcing agreement with one of our largest clients through 2020 and an increase in the proportion of subscription-based arrangements and managed services contracts. The increase in system sales contract backlog, when compared with March 31, 2013, was primarily driven by higher system bookings since the first quarter of 2013. Bookings during the first quarter of 2013 were negatively impacted by lingering concerns about our future corporate autonomy and direction, and as clients waited for new product releases. These increases were partially offset by a decline in professional services backlog primarily due to a decrease in consulting services driven by a higher proportion of new bookings associated with our population health management solutions and managed services solutions, such as remote hosting and IT outsourcing, which typically do not require significant professional services to implement. Maintenance contract backlog remained fairly flat as our client base remained relatively stable.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and SaaS. Bookings exclude the value of client renewals, transaction fees and maintenance revenue commitments; however, future revenue from such commitments is reflected in our backlog. Bookings were as follows:

	Three Months Ended March 31,
(Dollar amounts in millions)	2014	2013	% Change
Bookings	$223	$178	25.5%

Bookings for the three months ended March 31, 2014 were higher compared with the quarter ended March 31, 2013. Bookings during the three months ended March 31, 2013 were negatively impacted by lingering concerns about our future corporate autonomy and direction, and as some clients and prospective clients continued to evaluate purchase decisions as they waited for new product releases. During the three months ended March 31, 2014, we continued to focus on improving product performance and integration, as well as delivery execution. We believe that the market has responded positively to these initiatives as evidenced by a 25.5% increase in bookings compared with the three months ended March 31, 2013. This increase was primarily driven by higher bookings related to our population health management products and solutions, and managed services solutions. Approximately 36% of our total bookings during the three months ended March 31, 2014 were derived from our population health management solutions.

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $43 million and our senior secured credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	$ Change
Net loss	($20,742)	($11,592)	($9,150)
Non-cash adjustments to net loss	60,121	26,011	34,110
Cash impact of changes in operating assets and liabilities	(18,091)	24,947	(43,038)

Net cash provided by operating activities	$21,288	$39,366	($18,078)

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Net cash provided by operating activities decreased by approximately $18 million during the three months ended March 31, 2014 compared with the prior year comparable period, primarily as a result of the overall decrease in revenue, higher net loss, and higher commission and bonus payments in the first quarter of 2014. The higher commission payments were due to the approximately 52% improvement in bookings in the fourth quarter of 2013 compared with bookings in the fourth quarter of 2012.

Investing Cash Flow Activities

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	$ Change
Capital expenditures	($11,945)	($16,435)	$4,490
Capitalized software	(9,144)	(7,871)	(1,273)
Cash paid for business acquisitions, net of cash acquired	0	(148,802)	148,802
Purchases of marketable securities, other investments and related intangible assets	(5,968)	0	(5,968)
Sales and maturities of other investments	19	12,516	(12,497)
Proceeds received from sale of fixed assets	55	0	55

Net cash used in investing activities	($26,983)	($160,592)	$133,609

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Net cash used in investing activities decreased during the three months ended March 31, 2014 compared with the prior year comparable period, primarily due to the payment of $139 million of cash consideration for our acquisition of dbMotion and $24 million of cash consideration for our acquisition of Jardogs, less $14 million of cash acquired from dbMotion, during the three month period ended March 31, 2013. In addition, during the three months ended March 31, 2014, we acquired certain non-marketable equity securities of a third party and entered into a commercial agreement with the third party for total cash consideration of approximately $6 million, while during the three months ended March 31, 2013 we received cash proceeds of approximately $12 million from the sale of our investment in Humedica, Inc. The decrease in capital spending is primarily driven by lower expenditures related to our information systems infrastructure as we completed the upgrade to our integrated enterprise resource planning (“ERP”) system in the third quarter of 2013.

Financing Cash Flow Activities

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013	$ Change
Proceeds from issuance of common stock	$1,673	$7,931	($6,258)
Excess tax benefits from stock-based compensation	1,132	1,654	(522)
Taxes paid related to net share settlement of equity awards	(3,184)	(1,648)	(1,536)
Payments of capital lease obligations	(110)	(182)	72
Credit facility payments	(30,313)	(27,614)	(2,699)
Credit facility borrowings, net of issuance costs	15,000	129,043	(114,043)

Net cash (used in) provided by financing activities	($15,802)	$109,184	($124,986)

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Net cash (used in) provided by financing activities decreased during the three months ended March 31, 2014 compared with the prior year comparable period, primarily due to borrowings under our prior revolving credit facility during the three months ended March 31, 2013 to fund a portion of the cash consideration paid for the acquisitions of dbMotion and Jardogs. In addition, we repaid a net of approximately $15 million of outstanding borrowings under our senior secured credit facility comprised of repayments of approximately $3 million and $12 million of the term loan and revolving credit facility, respectively.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facilities as of March 31, 2014:

(Dollar amounts in thousands)	Total	Remainder of 2014	2015	2016	2017	2018	2019	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facilities	281,563	14,063	28,125	39,375	50,625	149,375	0	0

Total principal payments	626,563	14,063	28,125	39,375	50,625	149,375	0	345,000

Interest payments:
1.25% Cash Convertible Senior Notes (1)	25,877	2,156	4,313	4,313	4,313	4,313	4,313	2,156
Senior Secured Credit Facilities (2)	34,623	7,553	9,113	8,175	6,909	2,873	0	0

Total interest payments	60,500	9,709	13,426	12,488	11,222	7,186	4,313	2,156

Total future debt payments	$687,063	$23,772	$41,551	$51,863	$61,847	$156,561	$4,313	$347,156

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on March 31, 2014, which was 2.90%. Also includes the effect of the floating-to-fixed interest rate swap through its expiration on October 31, 2014.

As of March 31, 2014, $217 million in term loans, $65 million under the revolving credit facility, and $1 million in letters of credit were outstanding under our senior secured credit facilities. As of March 31, 2014, the interest rate on our senior secured credit facilities was LIBOR plus 2.75%, which, as of such date, totaled 2.90%. The interest payments on a portion of our outstanding borrowings under the senior secured credit facilities are fixed through an interest rate swap agreement. Refer to Note 9, “Derivative Financial Instruments” of the Notes to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of our interest rate swap agreement. We were in compliance with all covenants under our senior secured credit facility agreement as of March 31, 2014.

As of March 31, 2014, we had $359 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facilities if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

In April 2011, the Board of Directors of Allscripts Healthcare Solutions, Inc. (the “Board”) approved a stock repurchase program, under which we may purchase up to $200 million of our common stock over three years expiring on May 9, 2014 or such earlier time that the authorized amount has been used. In April 2012, the Board approved the repurchase of an additional $200 million of common stock, bringing the total repurchase authorization to $400 million. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. No shares were repurchased pursuant to this stock repurchase program during the three months ended March 31, 2014.

We are currently in the fourth year of a ten-year agreement with Xerox Consultant Services (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for certain of our employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, for a base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the three months ended March 31, 2014, we incurred approximately $17 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

In connection with our MyWay convergence program, we expect to incur additional costs and expenses in future quarters to upgrade our MyWay clients that elect to upgrade; however, the amount of such costs and expenses is expected to decrease as we complete remaining customer upgrades. During the three months ended March 31, 2014, we incurred approximately $2.3 million in costs and expenses associated with our MyWay convergence program. Approximately $1.9 million of these costs and expenses are included in professional services cost of sales and approximately $0.4 million are included in selling, general and administrative expenses in our consolidated statement of operations for the three months ended March 31, 2014.

Additional estimated costs yet to be incurred in connection with the Site Consolidation Plan primarily include lease exit costs of approximately $1.0 million. This amount is an estimate, and actual charges may vary materially based on the timing and amount of sublease income and other related expenses and changes in management’s assumptions. We expect to complete the Site Consolidation Plan and incur all remaining related costs by the end of 2014.

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

(Dollar amounts in thousands)	Three Months Ended March 31, 2014
Research and development costs directly recorded to expense	$52,305
Capitalized software development costs	9,144

Total non-GAAP R&D-related spending	$61,449

Total revenue	$340,285
Total non-GAAP R&D-related spending as a % of total revenue	18%

During 2014, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our SaaS and hosting solutions, and expand and make leasehold improvements at certain of our facilities. Our capital spending during 2013 included costs associated with the completion of a significant upgrade to our integrated ERP system, which are not expected to recur in 2014. As a result, we expect our capital spending during the year ending December 31, 2014 to be lower when compared with the year ended December 31, 2013.

We believe that our cash, cash equivalents and marketable securities of $43 million as of March 31, 2014, our future cash flows, and our borrowing capacity under our senior secured credit facilities, when taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the first quarter of 2014, we entered into an agreement with a third party to provide services to us to support the increased demand for remote hosting services by our clients. The agreement has an initial term of three years and an option to extend the agreement for two more years, for a total of five years. The annual fee will be approximately $7.5 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K have not changed materially during the quarter ended March 31, 2014.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting during the quarter ended March 31, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 10, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this From 10-Q.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In April 2011, the Board authorized a stock repurchase program under which we may purchase up to $200 million of our common stock over three years, expiring on May 9, 2014 or such earlier time that the total dollar amount has been used. In April 2012, the Board authorized the repurchase of an additional $200 million of common stock, bringing the total repurchase authorization to $400 million. No shares were repurchased pursuant to this stock repurchase program during the three months ended March 31, 2014. As of March 31, 2014, the amount available for repurchase of common stock under this program was approximately $123 million. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means. Any repurchase activity will depend on factors such as our working capital needs, cash requirements for investments, debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Item 6.	Exhibits

(a)    Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2014.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 9, 2014

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1†*	Separation Agreement dated as of January 22, 2014 between the Company and Deborah Snow

31.1*	Rule 13a—14(a) Certification of Chief Executive Officer

31.2*	Rule 13a—14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

†	Indicates management contract or compensatory plan.
*	Filed herewith
**	Furnished herewith