Form 10-Q
period 2014-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2014-08-08
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 180,163,949 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,250	$62,954
Accounts receivable, net of allowance of $46,432 and $54,252 at June 30, 2014 and December 31, 2013, respectively	336,846	313,486
Deferred taxes, net	55,445	55,468
Prepaid expenses and other current assets	110,967	107,911

Total current assets	542,508	539,819
Long-term marketable securities	1,318	1,329
Fixed assets, net	163,128	174,013
Software development costs, net	81,373	88,244
Intangible assets, net	426,171	455,971
Goodwill	1,190,603	1,189,585
Deferred taxes, net	7,361	7,361
Other assets	180,069	163,341

Total assets	$2,592,531	$2,619,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,363	$72,956
Accrued expenses	84,000	96,499
Accrued compensation and benefits	53,011	80,196
Deferred revenue	281,467	251,038
Current maturities of long-term debt and capital lease obligations	21,949	16,350

Total current liabilities	517,790	517,039
Long-term debt	536,899	545,133
Deferred revenue	31,440	29,080
Deferred taxes, net	84,839	79,694
Other liabilities	122,442	130,572

Total liabilities	1,293,410	1,301,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	0	0
Common stock: $0.01 par value, 349,000 shares authorized at June 30, 2014 and December 31, 2013; 264,827 and 180,155 shares issued and outstanding at June 30, 2014, respectively; 263,474 and 178,802 shares issued and outstanding at December 31, 2013, respectively	2,648	2,635
Treasury stock: at cost, 84,672 at June 30, 2014 and December 31, 2013	(278,036)	(278,036)
Additional paid-in capital	1,735,199	1,716,847
Accumulated deficit	(160,068)	(121,556)
Accumulated other comprehensive loss	(622)	(1,745)

Total stockholders’ equity	1,299,121	1,318,145

Total liabilities and stockholders’ equity	$2,592,531	$2,619,663

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenue:
System sales	$25,772	$32,449	$49,161	$59,480
Professional services	62,374	59,206	112,738	120,290
Maintenance	113,580	116,204	230,657	233,912
Transaction processing and other	149,570	136,968	299,025	278,211

Total revenue	351,296	344,827	691,581	691,893

Cost of revenue:
System sales (excluding amortization of software development and acquisition-related assets shown below)	10,625	13,080	18,608	26,409
Amortization of software development and acquisition-related assets	19,912	19,991	40,943	39,530
Professional services	48,643	57,401	96,543	114,983
Maintenance	38,765	35,426	74,485	72,023
Transaction processing and other	93,363	82,647	182,828	168,238

Total cost of revenue	211,308	208,545	413,407	421,183

Gross profit	139,988	136,282	278,174	270,710
Selling, general and administrative expenses	86,663	101,588	176,609	205,820
Research and development	53,016	51,822	105,321	102,481
Asset impairment charges	1,751	2,814	1,946	3,133
Amortization of intangible and acquisition-related assets	7,651	8,379	15,302	15,880

Loss from operations	(9,093)	(28,321)	(21,004)	(56,604)
Interest expense	(7,230)	(9,499)	(14,463)	(14,136)
Other income, net	230	218	198	8,349

Loss before income taxes	(16,093)	(37,602)	(35,269)	(62,391)
Income tax (provision) benefit	(1,677)	14,726	(3,243)	27,923

Net loss	($17,770)	($22,876)	($38,512)	($34,468)

Loss per share—basic and diluted	($0.09)	($0.13)	($0.21)	($0.20)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net loss	($17,770)	($22,876)	($38,512)	($34,468)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on marketable securities, net of tax	9	(20)	11	(16)
Derivatives qualifying as hedges:
Unrealized loss on interest rate swap	(5)	(27)	(38)	(33)
Reclassification adjustment for loss included in net loss	156	323	355	682
Tax effect	(59)	(116)	(125)	(252)

Unrealized gain on interest rate swap, net of tax	92	180	192	397
Change in foreign currency translation adjustments	981	(1,710)	920	(2,449)

Total other comprehensive income (loss)	1,082	(1,550)	1,123	(2,068)

Comprehensive loss	($16,688)	($24,426)	($37,389)	($36,536)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net loss	($38,512)	($34,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,727	84,965
Stock-based compensation expense	22,148	18,110
Excess tax benefits from stock-based compensation	(2,218)	(2,493)
Deferred taxes	6,835	(28,639)
Asset impairment charges	1,946	3,133
Other losses (gains), net	2,356	(3,157)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(23,377)	(5,905)
Prepaid expenses and other assets	(11,095)	(21,706)
Accounts payable	3,829	21,103
Accrued expenses	(12,501)	(12,330)
Accrued compensation and benefits	(27,208)	929
Deferred revenue	32,741	36,605
Other liabilities	(5,397)	(5,351)

Net cash provided by operating activities	38,274	50,796
Cash flows from investing activities:
Capital expenditures	(17,271)	(45,650)
Capitalized software	(18,049)	(19,516)
Cash paid for business acquisitions, net of cash acquired	0	(148,875)
Purchases of marketable securities, other investments and related intangible assets	(14,074)	0
Sales and maturities of other investments	29	12,844
Proceeds from sale of fixed assets	62	0

Net cash used in investing activities	(49,303)	(201,197)
Cash flows from financing activities:
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	0	337,237
Purchase of call option related to 1.25% senior cash convertible notes	0	(82,800)
Proceeds from issuance of warrants, net of issuance costs	0	51,233
Proceeds from issuance of common stock	1,683	9,264
Excess tax benefits from stock-based compensation	2,218	2,493
Taxes paid related to net share settlement of equity awards	(8,562)	(6,660)
Payments of capital lease obligations	(223)	(300)
Payments of acquisition financing obligations	0	(29,671)
Credit facility payments	(63,126)	(571,467)
Credit facility borrowings, net of issuance costs	55,000	410,983

Net cash (used in) provided by financing activities	(13,010)	120,312

Effect of exchange rate changes on cash and cash equivalents	335	(1,883)

Net decrease in cash and cash equivalents	(23,704)	(31,972)
Cash and cash equivalents, beginning of period	62,954	103,956

Cash and cash equivalents, end of period	$39,250	$71,984

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2014 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the SEC’s rules and regulations for interim reporting. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Form 10-K”).

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

Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to resolve the diversity in practice about whether FASB Account Standards Codification (“ASC”) Subtopic 810-10, Consolidation—Overall, or ASC Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 and we adopted the new guidance in the first quarter of 2014. The adoption of this accounting guidance had no impact on our consolidated results.

In July 2013, the FASB issued Accounting Standards Update No. 2013-011, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-011”). ASU 2013-011 provides specific guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and we adopted the new guidance prospectively in the first quarter of 2014. The adoption of this accounting guidance resulted in the reclassification, for presentation purposes only, of approximately $4 million from other liabilities to deferred tax assets in our consolidated balance sheet as of June, 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently in the process of evaluating this new guidance.

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

The total final fair value of consideration transferred for the dbMotion acquisition is comprised of the following:

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

Acquisition costs related to the dbMotion acquisition are included in selling, general and administrative expenses and totaled approximately $1.0 million and $5.6 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $2.8 million and $7.0 million for the six months ended June 30, 2014 and 2013, respectively. These costs include employee compensation costs of approximately $1.0 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $2.8 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2013, we also incurred $0.5 million of seller transaction costs. Additional employee compensation of approximately $0.6 million related to the dbMotion acquisition is expected to be incurred during the remainder of 2014.

The revenue and net loss of dbMotion since March 4, 2013 included in our consolidated statement of operations for the three and six months ended June 30, 2013, and the supplemental pro forma revenue and net loss of the combined entity, are as follows:

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Unaudited)	(Unaudited)
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$554	$728
Net loss	($8,693)	($11,540)
Supplemental pro forma data for combined entity:
Revenue	$346,162	$694,422
Net loss	($19,619)	($42,633)
Net loss per share, basic and diluted	($0.11)	($0.24)

The unaudited supplemental pro forma data has been calculated after applying our accounting policies and adjusting the results of dbMotion to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, together with the consequential tax effects. Supplemental pro forma results for the three and six months ended June 30, 2013 were adjusted to exclude acquisition-related costs incurred during the periods as well as the nonrecurring gain related to the fair value adjustment of our prior cost method investment in dbMotion. The effects of transactions between us and dbMotion during the periods presented have been eliminated.

Amortization of software development and acquisition-related assets in our consolidated statement of operations for the three and six months ended June 30, 2014 includes approximately ($0.3) million related to the acquisition of dbMotion, which is attributable to professional services cost of revenue. Amortization of software development and acquisition-related assets in our consolidated statement of operations for the three and six months ended June 30, 2013 includes approximately $0.6 million and $1.8 million, respectively, related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately $0.3 million and $0.7 million, respectively, related to system sales; approximately ($0.5) million and $0.1 million, respectively, related to professional services, and approximately $0.8 million and $1.0 million, respectively, related to maintenance.

Acquisition of Jardogs LLC

Also on March 4, 2013, we acquired substantially all of the assets of Jardogs LLC (“Jardogs”), the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solution provider, for $24 million in cash. During the three months ended March 31, 2014, we finalized the allocation of the Jardogs purchase price, resulting in no additional measurement period adjustments to the fair values of the assets and liabilities acquired as disclosed in our Form 10-K.

The pro forma impact of the Jardogs acquisition on current and prior quarters, as well as the net revenue and operating losses generated by Jardogs subsequent to its acquisition for the three and six months ended June 30, 2013, are not material. Acquisition and integration-related costs related to the Jardogs acquisition are included in selling, general and administrative expenses and totaled approximately $0.1 million and $0.7 million for the three and six months ended June 30, 2013.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option (as defined in Note 9, “Derivative Financial Instruments,”) asset and the embedded conversion option liability. Refer to Note 7, “Debt,” and Note 9, “Derivative Financial Instruments,” for further information regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of June 30, 2014 and December 31, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	June 30, 2014				December 31, 2013
(In thousands)		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash equivalents	$0	$0	$0	$0	$3,634	$0	$0	$3,634
Marketable securities	Long-term marketable securities	0	1,318	0	1,318	0	1,329	0	1,329
1.25% Call Option	Other assets	0	0	103,104	103,104	0	0	104,656	104,656
Cash conversion option	Other liabilities	0	0	(104,050)	(104,050)	0	0	(105,637)	(105,637)
Interest rate swap	Other liabilities	0	(141)	0	(141)	0	(458)	0	(458)

Total		$0	$1,177	($946)	$231	$3,634	$871	($981)	$3,524

During the three months ended March 31, 2014, we acquired certain non-marketable equity securities of a third party and entered into a commercial agreement with the third party to license and distribute its products and services for total consideration of approximately $6.0 million. The equity investment and commercial agreement were valued at approximately $4.1 million and $1.9 million, respectively. During the three months ended June 30, 2014, we acquired certain non-marketable equity securities of two other third parties for total consideration of approximately $7.7 million. Of the three equity investments acquired during the six months ended June 30, 2014, two are accounted for under the cost method, and the other is accounted for under the equity method. The carrying values of the cost method investments and the equity method investment of approximately $10.4 million and $1.4 million, respectively, are included in other assets and the carrying value of the above-referenced commercial agreement is included in intangible assets, net, in the accompanying consolidated balance sheet as of June 30, 2014. As of December 31, 2013, our outstanding investments in non-marketable equity securities were not material.

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility, with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, as of June 30, 2014, we estimated that the fair value of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) exceeds the 1.25% Notes’ carrying amount by approximately 5% to 10%. We utilized effective yields of publicly-traded debt with similar maturities and credit ratings in making this fair value calculation. As such, the range of estimated fair values of the 1.25% Notes is included in the Level 2 category. See Note 7, “Debt,” for further information regarding our long-term financial liabilities.

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

The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The fair value of stock options granted during the three and six months ended June 30, 2013 was determined using the Black-Scholes-Merton valuation model and reflects the below input assumptions. No stock options were granted during the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Weighed-average exercise price	$14.00	$13.70
Expected term (in years)	4.75	4.75
Expected volatility	55.5%	55.6%
Expected dividend yield	0%	0%
Risk-free interest rate	0.8%	0.8%

Stock-based compensation expense recognized during the three and six months ended June 30, 2014 and 2013 is included in our consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Cost of revenue:
Professional services	$858	$740	$1,464	$1,317
Maintenance	469	422	799	803
Transaction processing and other	720	475	1,122	899

Total cost of revenue	2,047	1,637	3,385	3,019
Selling, general and administrative expenses	6,940	6,086	13,118	10,812
Research and development	3,091	2,383	5,645	4,279

Total stock-based compensation expense	$12,078	$10,106	$22,148	$18,110

No stock-based compensation costs were capitalized during the three and six months ended June 30, 2014 and 2013.

During the three and six months ended June 30, 2014 and 2013, we granted the following stock-based awards:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Service-based restricted stock units	138	$14.73	1,440	$18.12
Performance-based restricted stock units with a service condition	0	$0.00	467	$18.51
Market-based restricted stock units with a service condition	0	$0.00	221	$14.36

	138	$14.73	2,128	$17.81

During the six months ended June 30, 2014 and the year ended December 31, 2013, approximately 1.4 million and 2.6 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Stock Repurchases

The stock repurchase program approved by the Board of Directors of Allscripts Healthcare Solutions, Inc. (the “Board”) in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the six months ended June 30, 2014 and the year ended December 31, 2013.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2014 and 2013 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2014 and 2013 were 528 thousand and 488 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Issuance of Warrants

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and is valued based on an option pricing model that uses observable and unobservable market data for inputs. During the three and six months ended June 30, 2014, we recognized approximately $0.7 million and $1.3 million of the warrant fair value as a reduction to transaction processing and other revenue.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Basic Loss per Common Share:
Net loss	($17,770)	($22,876)	($38,512)	($34,468)

Net loss available to common stockholders	($17,770)	($22,876)	($38,512)	($34,468)

Weighted-average common shares outstanding	179,840	177,625	179,439	175,678

Basic Loss per Common Share	($0.09)	($0.13)	($0.21)	($0.20)

Diluted Loss per Common Share:
Net loss	($17,770)	($22,876)	($38,512)	($34,468)

Net loss available to common stockholders	($17,770)	($22,876)	($38,512)	($34,468)

Weighted-average common shares outstanding	179,840	177,625	179,439	175,678
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0

Weighted-average common shares outstanding assuming dilution	179,840	177,625	179,439	175,678

Diluted Loss per Common Share	($0.09)	($0.13)	($0.21)	($0.20)

As a result of our net loss available to common stockholders for the three and six months ended June 30, 2014 and 2013, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	24,177	7,038	22,086	4,229

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$445,960	($249,526)	$196,434	$445,960	($231,634)	$214,326
Customer contracts and relationships	544,073	(366,336)	177,737	542,205	(352,560)	189,645

Total	$990,033	($615,862)	$374,171	$988,165	($584,194)	$403,971

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,190,603			1,189,585

Total			$1,242,603			$1,241,585

During the three months ended March 31, 2014, we finalized the allocation of the dbMotion and Jardogs acquisition prices, which resulted in the recognition of additional goodwill of approximately $1.0 million. Refer to Note 2, “Business Combinations,” for additional information regarding these acquisitions and the measurement period adjustment recorded during the three months ended March 31, 2014. Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2014 were as follows:

(In thousands)	Clinical and Financial Solutions	Population Health	Managed Services	Total
Balance as of December 31, 2013	$625,769	$425,216	$138,600	$1,189,585
Additions arising from business acquisitions:
dbMotion	0	1,018	0	1,018

Total additions to goodwill	0	1,018	0	1,018
Impairment of goodwill	0	0	0	0

Balance as of June 30, 2014	$625,769	$426,234	$138,600	$1,190,603

There were no accumulated impairment losses associated with our goodwill as of June 30, 2014 or December 31, 2013.

7. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	June 30, 2014			December 31, 2013
(In thousands)	Principal Balance	Unamortized Discount	Net Carrying Amount	Principal Balance	Unamortized Discount	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$72,470	$272,530	$345,000	$77,529	$267,471
Senior Secured Credit Facilities (long-term portion)	266,250	1,881	264,369	280,000	2,338	277,662
Senior Secured Credit Facilities (current portion)	22,500	940	21,560	16,875	982	15,893

Total debt	$633,750	$75,291	$558,459	$641,875	$80,849	$561,026

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Interest expense	$3,927	$3,928	$7,884	$7,265
Amortization of discounts	2,792	323	5,558	323
Amortization of debt issuance costs	511	1,347	1,021	2,647
Write off of unamortized deferred debt issuance costs	0	3,901	0	3,901

Total interest expense	$7,230	$9,499	$14,463	$14,136

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Coupon interest at 1.25%	$1,078	$156	$2,156	$156
Amortization of original issuance discount	2,543	323	5,058	323
Amortization of debt issuance costs	295	49	590	49

Total interest expense related to the 1.25% Notes	$3,916	$528	$7,804	$528

There have been no significant changes in our senior secured credit facility agreement from those disclosed in our Form 10-K. As of June 30, 2014, the if-converted value of the 1.25% Notes did not exceeded the 1.25% Notes’ principal amount.

As of June 30, 2014, $213.8 million under a term loan, $75.0 million under a revolving credit facility, and $1.3 million in letters of credit were outstanding under our senior secured credit facility. As of June 30, 2014, the interest rate on the senior secured credit facility was LIBOR plus 2.75%, which totaled 2.90%. Refer to Note 9, “Derivative Financial Instruments,” for a discussion of our interest rate swap agreement. We were in compliance with all covenants under our senior secured credit facility agreement as of June 30, 2014. Unamortized deferred debt issuance costs total $10.5 million and are included within other assets on the consolidated balance sheet as of June 30, 2014.

As of June 30, 2014, we had $348.7 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future principal payment obligations under the 1.25% Notes and the senior secured credit facility as of June 30, 2014:

(Dollar amounts in thousands)	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	213,750	11,250	28,125	39,375	50,625	84,375	0
Senior Secured Revolving Facility	75,000	0	0	0	0	75,000	0

	$633,750	$11,250	$28,125	$39,375	$50,625	$159,375	$345,000

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Loss before income taxes	($16,093)	($37,602)	($35,269)	($62,391)
Income tax (provision) benefit	($1,677)	$14,726	($3,243)	$27,923
Effective tax rate	(10.4%)	39.2%	(9.2%)	44.8%

Our effective tax rate for the three and six months ended June 30, 2014 was lower compared with the prior year comparable periods primarily due to the impact of an approximately $8.0 million and $17.8 million valuation allowance recorded during the three and six months ended June 30, 2014, respectively, against federal net operating loss and credit carryforwards. In addition, the U.S. research and development credit had not been extended as of June 30, 2014 for the 2014 tax year and, therefore, no estimate for this credit has been included in the effective tax rate as of June 30, 2014. The tax benefit recorded during the three and six months ended June 30, 2013 included the impacts of both the 2012 and 2013 research and development credits.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). The additional valuation allowance recorded during the three and six months ended June 30, 2014 related to deferred tax assets associated with net operating loss carryforwards.

Our unrecognized income tax benefits were $18.2 million and $18.3 million as of June 30, 2014 and December 31, 2013, respectively, the decrease being primarily attributable to a settlement with a taxing authority. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

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

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 3, “Fair Value Measurements.” The fair value of the 1.25% Call Option at June 30, 2014 and December 31, 2013 was approximately $103.1 million and $104.7 million, respectively.

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income, net. For the three and six months ended June 30, 2014, the change in the fair value of the 1.25% Call Option resulted in losses of $31.5 million and $1.6 million, respectively. For the three and six months ended June 30, 2013 the change in the fair value of the 1.25% Call Option resulted in a loss of $1.7 million. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 3, “Fair Value Measurements.” The fair value of the embedded cash conversion option at June 30, 2014 and December 31, 2013 was approximately $104.1 million and $105.6 million, respectively. For the three and six months ended June 30, 2014, the change in the fair value of the embedded cash conversion option resulted in gains of $31.6 million and $1.6 million, respectively. For the three and six months ended June 30, 2013, the change in the fair value of the embedded cash conversion option resulted in a gain of $1.7 million. The gains recognized for the three and six months ended June 30, 2014 were slightly higher than the losses recognized on the 1.25% Call Option over the same periods.

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and an expiration date of October 31, 2014. As of June 30, 2014, the notional amount of the interest rate swap agreement was $75 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facility). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement is designed to protect us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive (loss) income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheets. Amounts accumulated in other comprehensive income (loss) are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero as it nears expiration.

The fair value of our interest rate swap was a liability of approximately $0.1 million and $0.5 million as of June 30, 2014 and December 31, 2013, respectively. We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Effective portion
Current period increase in fair value recognized in OCI	$151	$296	$317	$649
Tax effect	(59)	(116)	(125)	(252)

Net	$92	$180	$192	$397

Loss reclassified from OCI to interest expense	$156	$323	$355	$682
Amount excluded from effectiveness assessment and ineffective portion gain (loss) recognized in other (expense) income, net	$0	$0	$0	$0

We estimate that approximately $0.1 million of derivative losses included in other comprehensive income (“OCI”) will be reclassified into earnings within the next 4 months. This amount has been calculated assuming the variable effective interest rate of 2.90% as of June 30, 2014 remains the same through the next 4 months. No gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2014 and 2013.

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

In the opinion of our management, based on the information currently available, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to the following matters.

On September 14, 2010, Pegasus Imaging Corporation filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between the plaintiff and Advanced Imaging Concepts, Inc., a software company that we acquired in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from the plaintiff in approximately 1999. On April 16, 2013, the plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to the plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against the plaintiff for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. On July 7, 2014, the Court granted our motion for summary judgment on the plaintiff’s claim of unfair trade practices under Florida law and our motion for summary judgment as to the aforementioned defunct corporations, and granted the plaintiff’s motion for summary judgment on our counterclaims. The case is currently scheduled for trial in November 2014.

On December 27, 2012, Pain Clinic of Northwest Florida, Inc. filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us. On January 29, 2013, a First Amended Complaint was filed in this lawsuit through which American Pain Care Specialists, LLC, Advanced Pain Specialists, Inc., and South Baldwin Family Practice, LLC were added as additional plaintiffs. The plaintiffs are currently seeking to certify a class of all similarly situated physician-clients that purchased MyWay and seek damages for various claims, including breach of warranty and unjust enrichment. On May 6, 2013, the plaintiffs filed a Second Amended Complaint, in which the plaintiffs dropped the claim for breach of warranty, and added claims for tortious interference with business relationships, violations of Florida’s Deceptive and Unfair Trade Practices Act, and violations of various other states’ consumer protection laws. On April 21, 2014, the plaintiffs filed a Third Amended Complaint in which they named Manhattan Podiatry Associates, P.C. and Ritchken & First Medical Group as additional plaintiffs and dropped the claims for tortious interference and all violations of other states’ consumer protection laws, other than those of New York and California. On July 29, 2014, the court dismissed the Third Amended Complaint. No trial date has been scheduled.

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

On February 26, 2013, a lawsuit was filed by Cardinal Health 200, LLC against us in the Court of Common Pleas for Franklin County, Ohio. The complaint seeks damages of no less than $3,978,000 for alleged breaches of contract by us in connection with our offer to upgrade our MyWay clients to Professional Suite, as well as other equitable relief. The complaint alternatively seeks a declaration that we invalidly terminated our agreement with the plaintiff. The case is currently scheduled for trial in June 2015.

On August 7, 2013, we filed a demand for arbitration against Etransmedia Technology, Inc. (“Etransmedia”) with the American Arbitration Association, seeking relief for breach of contract and also equitable relief with respect to the release of certain data held by Etransmedia in its hosted facilities. Etransmedia has asserted counterclaims against us related to our offer to upgrade MyWay clients who were hosted by Etransmedia to Professional Suite, including fraud, deceptive trade practices under the North Carolina Uniform Deceptive Trade Practices Act, breach of contract, breach of express warranty, negligent misrepresentation, unjust enrichment, declaratory judgment, and tortious interference with contract and prospective contract. Arbitration occurred in June 2014, but the panel has not yet rendered a decision.

In the opinion of our management, based on the information currently available, there is a reasonable possibility that we may incur a material loss with respect to the following matters. However, it is not possible to estimate the possible loss or range of loss at this time. Our management will continue to evaluate the potential exposure related to these matters in future periods.

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

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against us; Glen Tullman, our former Chief Executive Officer; and William Davis, our former Chief Financial Officer, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased our common stock between November 18, 2010 and April 26, 2012. The plaintiffs later added Lee Shapiro, our former President, as a defendant. The plaintiffs allege that we, Mr. Tullman, Mr. Davis and Mr. Shapiro made materially false and misleading statements and/or omissions during the putative class period regarding our progress in integrating our business with the business of Eclipsys Corporation following the two companies’ August 24, 2010 merger, and that we lacked a reasonable basis for certain statements regarding those post-merger integration efforts as well as our operations and results and projections of future financial performance. A fully-briefed motion to dismiss is pending. No trial date has been scheduled.

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

On July 11, 2012, RLIS, Inc. filed a complaint in the United States District Court for the Southern District of Texas against us. The complaint alleges, among other things, that our Enterprise EHR product (now Allscripts Touchworks) willfully infringes U.S. Patent No. 7,076,436. On September 28, 2012, the plaintiff filed an amended complaint that alleges, among other things, that certain of our products and services infringe both the foregoing patent as well as U.S. Patent No. 5,823,940. The amended complaint seeks an unspecified amount of damages and interest, as well as injunctive relief. No trial date has been scheduled.

11. Business Segments

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

The Clinical and Financial Solutions segment includes our Acute, TouchWorks, Professional Practices, Payer and Life Sciences, and International strategic business units. This segment derives its revenue from the sale of integrated clinical software applications, financial and information solutions, and related installation and maintenance services, to physician practices, hospitals and health systems of various sizes. These solutions primarily include Electronic Health Record-related software, financial and practice management software, related installation and training services, and electronic claims administration services. The Population Health segment includes our Performance and Care Logistics and Population Health strategic business units. This segment derives its revenue from the sale of health management solutions, which are mainly targeted at hospitals, health systems and Accountable Care Organizations, and which enable such organizations to connect, transition, analyze, and coordinate care across the entire care community. The Managed Services segment includes our Outsourcing and Remote Hosting strategic business units. It derives its revenue from the sale of outsourcing solutions, where we assume partial to total responsibility for a healthcare organization’s IT operations, and remote hosting solutions. The revenue from this segment are primarily reflected as part of transaction processing and other in our consolidated statements of operations. Segment data for prior periods presented in the table below has been restated to conform to the current year’s presentation.

Our CODM uses segment revenue, gross profit and income from operations as measures of performance and to allocate resources. In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenue acquired in a business acquisition; and we exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed. In addition, the “Unallocated Amounts” category includes revenue and the associated cost from the resale of certain ancillary products, primarily consisting of hardware. We do not track our assets by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Revenue:
Clinical and Financial Solutions	$214,482	$220,538	$419,868	$438,481
Population Health	70,066	65,354	140,094	125,883
Managed Services	62,991	53,426	124,912	113,158
Unallocated Amounts	3,757	5,509	6,707	14,371

Total revenue	$351,296	$344,827	$691,581	$691,893

Gross Profit:
Clinical and Financial Solutions	$101,725	$104,975	$200,757	$206,565
Population Health	47,879	42,501	96,573	80,341
Managed Services	6,085	4,721	11,813	12,276
Unallocated Amounts	(15,701)	(15,915)	(30,969)	(28,472)

Total gross profit	$139,988	$136,282	$278,174	$270,710

Income (Loss) from operations:
Clinical and Financial Solutions	$47,905	$43,988	$91,120	$86,565
Population Health	26,120	23,469	50,399	44,584
Managed Services	6,085	4,721	11,813	12,276
Unallocated Amounts	(89,203)	(100,499)	(174,336)	(200,029)

Total loss from operations	($9,093)	($28,321)	($21,004)	($56,604)

12. North American Site Consolidation Plan

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan included the closing of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs.

During the three and six months ended June 30, 2014, we recognized benefits of approximately $0.1 million and $2.1 million, respectively, due to the release of previously accrued severance costs which we no longer expect to pay; while during the three and six months ended June 30, 2013, we incurred approximately $2.8 million and $13.8 million, respectively, in severance, retention bonuses and relocation expenses resulting from the Site Consolidation Plan. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively. The portion of these amounts allocable to our reportable segments is not material. In the first quarter of 2013, we established a liability for approximately $11.2 million for severance costs resulting from the Site Consolidation Plan of which approximately $4.2 million remained as of December 31, 2013. During the six months ended June 30, 2014, we paid approximately $1.7 million and released approximately $2.1 million of previously accrued severance costs, which we no longer expect to pay, resulting in a remaining liability of approximately $0.4 million, which is included in accrued compensation and benefits in our consolidated balance sheet as of June 30, 2014.

As of June 30, 2014, the Site Consolidation Plan was substantially completed and additional estimated costs yet to be incurred in connection with the Site Consolidation Plan, which primarily consist of lease-related costs, are not expected to be material.

13. Subsequent Events

On July 8, 2014, we acquired Oasis Medical Solutions Limited, a privately-held, Patient Administration System and health informatics solutions provider headquartered in London, United Kingdom. This acquisition was not material to our consolidated financial position as of June 30, 2014.

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

Population health management is a strategic imperative for many healthcare executives today and is a primary objective for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers evolve from volume-based to value-based care delivery, interoperable population health management solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. We have taken several significant steps to solidify and advance our population health management solutions, which included our acquisitions of dbMotion Ltd. (“dbMotion”), a leading supplier of community health solutions, and Jardogs LLC (“Jardogs”), the developer of Allscripts FollowMyHealthTM, a highly-rated, cloud-based patient engagement solutions provider in 2013. We also recently released our Allscripts Care DirectorTM solution, which helps healthcare organizations coordinate outpatient care across home care, physician practices, hospitals, post-acute care facilities, and community services. Taken together, these solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling users to better comply with the Meaningful Use program. Population health management is commonly viewed as the next frontier in healthcare delivery and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

The healthcare IT industry in which we operate is facing significant challenges and opportunities due to new regulations and an evolution in industry standards. We believe a combination of changes in federal and state law, the development of new industry standards, and various incentives that exist today for Electronic Health Record (“EHR”) use, ePrescribing, and pay-for-quality initiatives, are moving health care towards an environment where EHRs are as common as practice management systems in all provider offices. As a result, we believe that the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and other provisions provided by the American Recovery & Reinvestment Act, among other legislative changes, will continue to drive healthcare IT adoption, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

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

HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program, which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology, such as our EHR solutions. In order to qualify for HITECH funding under the current “meaningful use” criteria, including Stage 2 criteria, our clients are required to install and implement our products, certified as having met various requirements (as currently defined under the 2010 and 2012 Office of the National Coordinator for Health Information Technology (“ONC”) Final Rules and under any future HITECH regulations and guidance that ONC may release), to achieve Meaningful Use by satisfying a variety of conditions outlined by the Centers for Medicare and Medicaid Services (“CMS”) in 2010, 2012 and future years. The HITECH statute provides for a phased approach to implementation of the Meaningful Use standards, which the CMS Final Rules have specified to mean Stage 1 and Stage 2 (under way), with Stage 3 reserved for future rule-making based on the experiences to date but scheduled to begin, as first announced in December 2013, in 2017.

Given that CMS will release future regulations related to EHRs, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by the Certification Commission for Health Information Technology (which has announced it will be concluding its certification activities in 2014), the Drummond Group and/or other bodies to be accredited as certifying bodies, the changing frequency of the certification program, as proposed by ONC in December 2013, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards, could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions were certified 2011/2012 compliant, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. Each of our market-facing EHRs has also been certified as compliant with 2014 Edition requirements, as well as the Allscripts ED, Allscripts dbMotion™ and FollowMyHealth products under the modular certification option.

We believe that to date the HITECH program has resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use or other regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we have observed that a number of companies who certified their EHR products for Stage 1 have not been able to do so in compliance with the requirements for the 2014 Edition to date, which could present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments end in coming years, we expect that the payment adjustment phase of the program, which penalizes organizations not participating in the EHR Incentive program, will provide a different motivation for purchase and expansion, particularly among hospitals and the largest practices.

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

Additionally, other public laws to reform the U.S. healthcare system contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain government programs, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Additionally, conversations will continue for the foreseeable future in the U.S. Congress around the Medicare Sustainable Growth Rate reimbursement model and possible replacement payment methodologies, which would further encourage the adoption of health IT in order to satisfy possible new requirements tying the report of quality measurements to the receipt of payment through Medicare. Resolution of this issue would also address current ambiguities among physician populations and healthcare organizations and allow them to make strategic decisions about the purchase of analytic software or other solutions important to compliance with new legislation.

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

Second Quarter 2014 Summary

During the second quarter of 2014, we continued to make progress on our key strategic and operational imperatives, which are aimed at delivering on our critical client obligations and expanding the depth and breadth of our products and platforms. We also maintained our focus on reducing expenses, with particular emphasis on our discretionary spending, as well as driving more sustainable and profitable recurring revenue streams. In addition, we continued to work toward expanding our business in the post-acute space, particularly in the areas of population health management and consumer health care engagement, where we believe we currently offer some of the industry’s leading solutions. During the second quarter of 2014 compared with the second quarter of 2013, our quarterly bookings increased by approximately 9%, gross margin improved slightly and our operating margin improved by approximately 6%, which was driven by an approximately 15% decrease in selling, general and administrative expenses. We believe these results reflect improving operational efficiency and leverage.

Our bookings, which reflect the value of executed contracts for our solutions, totaled $234 million for the second quarter of 2014, compared with $223 million for the first quarter of 2014 and $214 million for the second quarter of 2013. This represents growth of approximately 5% and 9% compared with first quarter of 2014 and second quarter of 2013. Approximately 45% of our total bookings for the second quarter of 2014 were subscription-based and increased by approximately 61% compared with the second quarter of 2013. In addition, bookings during the second quarter of 2014 also reflect sales of our acute products to new clients, both domestically and internationally. We believe that the growth in our bookings reflects the market’s positive response to our continued focus on improving product performance and delivery execution.

Total revenue for the second quarter of 2014 was $351 million compared with $345 million for the second quarter of 2013. While our bookings have increased since the second quarter of 2013, revenue for the second quarter of 2014 does not reflect the full impact of the increase in bookings due in part to the timing of revenue recognition driven by the multi-year nature of new agreements, including an increase in the proportion of subscription-based arrangements and managed services contracts. Revenue associated with many of our managed services and population health management offerings is recognized over an extended period of time based on the contract period or subscription term.

Gross research and development spending in the second quarter of 2014 totaled $62 million and consists of research and development expense of $53 million and capitalized software development costs of $9 million. This compares with gross research and development spending of $63 million in the second quarter of 2013, consisting of research and development expenses of $52 million and capitalized software development costs of $11 million . We continue to focus our development efforts on improving performance, accelerating product integration, and building new innovative solutions, as well as ensuring our products will enable clients to achieve Meaningful Use standards and comply with other industry regulations.

In order to better serve our clients and the healthcare market, we continue to converge, over time, our MyWay and Professional Suite small office EHR and practice management systems. We have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. We believe that our convergence program positions MyWay clients to achieve Meaningful Use Stage 2 and ICD-10 compliance, and prepares them for the shift to value-based care that focuses on costs, quality and outcomes. During the second quarter of 2014, we concluded the MyWay convergence program and incurred approximately $2 million in costs and expenses associated with this program, compared with approximately $2 million incurred in the first quarter of 2014 and approximately $6 million incurred in the second quarter of 2013.

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan included the closing of twelve offices and one warehouse. We are also implementing changes to corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs. During the three months ended June 30, 2014, we recognized benefits of approximately $0.1 million due to the release of previously accrued severance costs that we no longer expect to pay. As of June 30, 2014, the Site Consolidation Plan was substantially completed and additional estimated costs yet to be incurred in connection with the Site Consolidation Plan, which primarily consist of lease-related costs, are not expected to be material.

During the second quarter of 2014, we incurred approximately $1 million of additional costs in connection with the dbMotion acquisition, which primarily consist of employee compensation costs and are included in selling, general and administrative expenses in our accompanying statement of operations for the three months ended June 30, 2014.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
System sales	$25,772	$32,449	(20.6%)	$49,161	$59,480	(17.3%)
Professional services	62,374	59,206	5.4%	112,738	120,290	(6.3%)
Maintenance	113,580	116,204	(2.3%)	230,657	233,912	(1.4%)
Transaction processing and other	149,570	136,968	9.2%	299,025	278,211	7.5%

Total revenue	351,296	344,827	1.9%	691,581	691,893	(0.0%)

Cost of revenue:
System sales (excluding amortization of software development and acquisition-related assets shown below)	10,625	13,080	(18.8%)	18,608	26,409	(29.5%)
Amortization of software development and acquisition-related assets	19,912	19,991	(0.4%)	40,943	39,530	3.6%
Professional services	48,643	57,401	(15.3%)	96,543	114,983	(16.0%)
Maintenance	38,765	35,426	9.4%	74,485	72,023	3.4%
Transaction processing and other	93,363	82,647	13.0%	182,828	168,238	8.7%

Total cost of revenue	211,308	208,545	1.3%	413,407	421,183	(1.8%)

Gross profit	139,988	136,282	2.7%	278,174	270,710	2.8%
Gross margin %	39.8%	39.5%		40.2%	39.1%
Selling, general and administrative expenses	86,663	101,588	(14.7%)	176,609	205,820	(14.2%)
Research and development	53,016	51,822	2.3%	105,321	102,481	2.8%
Asset impairment charges	1,751	2,814	(37.8%)	1,946	3,133	(37.9%)
Amortization of intangible and acquisition-related assets	7,651	8,379	(8.7%)	15,302	15,880	(3.6%)

Loss from operations	(9,093)	(28,321)	(67.9%)	(21,004)	(56,604)	(62.9%)
Interest expense	(7,230)	(9,499)	(23.9%)	(14,463)	(14,136)	2.3%
Other income, net	230	218	5.5%	198	8,349	(97.6%)

Loss before income taxes	(16,093)	(37,602)	(57.2%)	(35,269)	(62,391)	(43.5%)
Income tax (provision) benefit	(1,677)	14,726	(111.4%)	(3,243)	27,923	(111.6%)

Effective tax rate	(10.4%)	39.2%		(9.2%)	44.8%
Net loss	($17,770)	($22,876)	(22.3%)	($38,512)	($34,468)	11.7%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
System sales	$25,772	$32,449	(20.6%)	$49,161	$59,480	(17.3%)
Professional services	62,374	59,206	5.4%	112,738	120,290	(6.3%)
Maintenance	113,580	116,204	(2.3%)	230,657	233,912	(1.4%)
Transaction processing and other	149,570	136,968	9.2%	299,025	278,211	7.5%

Total revenue	$351,296	$344,827	1.9%	691,581	691,893	(0.0%)

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

System sales decreased during the three and six months ended June 30, 2014 compared with the prior year comparable periods primarily due to decreases in software revenue of $6 million and $7 million, respectively, as a shift towards subscription-based software agreements continued. Hardware revenue in the first half of 2014 also decreased $3 million compared with the first half of 2013 and was relatively flat in the second quarter of 2014 as compared with the second quarter of 2013. Hardware revenue is generally recognized in the period of sale and, therefore, is primarily driven by the level of bookings. While our bookings during the first half of 2014 were higher compared with our bookings during the first half of 2013, a higher proportion of our bookings during 2014 was represented by sales of managed services offerings and population health management products and solutions, which generally require our clients to purchase less robust hardware solutions. In addition, revenue associated with many of our managed services and population health management offerings is recognized over an extended period of time based on the contract period or subscription term and is included in transaction processing and other. As a result, the overall increase in bookings did not result in significant additional software revenue.

Professional services revenue increased during the three months ended June 30, 2014 and decreased during the six months ended June 30, 2014 compared with the prior year comparable periods. The variability in professional services revenue is primarily due to the timing of implementation services revenue recognition associated with several large contracts in the first quarter of 2013 and the second quarter of 2014 as we achieved key delivery milestones. In addition, we experienced a decrease in consulting services due to a higher bookings mix of subscription-based population health management products and solutions, which generally require lower levels of professional services to implement.

Maintenance revenue decreased during the three and six months ended June 30, 2014 compared with the prior year comparable periods primarily due to the impact of processing certain credit adjustments in the current year and the continued shift towards a subscription-based revenue model.

Transaction processing and other revenue increased during the three and six months ended June 30, 2014 compared with the prior year comparable periods. This increase was primarily driven by higher revenue from subscription-based services as we expanded our customer base for population health management products and solutions, as well as IT outsourcing and remote hosting solutions.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Total cost of revenue	$211,308	$208,545	1.3%	$413,407	$421,183	(1.8%)

Gross profit	$139,988	$136,282	2.7%	$278,174	$270,710	2.8%

Gross margin %	39.8%	39.5%		40.2%	39.1%

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Gross profit increased during the three and six months ended June 30, 2014 compared with the prior year comparable periods primarily due to increases in gross profit from professional services and transaction processing and other services. The increase in professional services gross profit was primarily driven by lower utilization of third-party resources to deliver these services. While transaction processing and other costs of revenue increased as we continued to make infrastructure improvements and incurred higher third-party costs in response to increased demand for our subscription-based and hosting solutions, gross profit also increased due to improving operating leverage as the rate of growth in revenue exceeded the rate of increase in costs associated with providing these services. Gross profit associated with system sales decreased as a result of increases in the amortization of capitalized software development costs and acquisition-related intangible assets and an unfavorable mix of lower-margin hardware and third-party software sales. Maintenance gross profit decreased primarily due to higher third-party costs and lower revenue.

The gross margin increased during the three and six months ended June 30, 2014 compared with the prior year comparable periods primarily due to improving operating leverage, particularly related to our subscription-based offerings and IT outsourcing services; lower overall utilization of third-party resources; and higher professional services gross margin driven by the timing of implementation services revenue recognition associated with several large contracts.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative expenses	$86,663	$101,588	(14.7%)	$176,609	$205,820	(14.2%)

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

During the three and six months ended June 30, 2014, selling, general and administrative expenses decreased compared with the prior year comparable periods. Significant decreases during the three and six months ended June 30, 2014 compared with the prior year comparable periods included severance and other costs, mostly associated with the Site Consolidation Plan, of approximately $2 million and $15 million, respectively; MyWay convergence program expenses of approximately $3 million and $6 million, respectively; and transaction costs associated with the acquisitions of dbMotion and Jardogs of approximately $1 million and $2 million, respectively. Partially offsetting the decreases during the six months ended June 30, 2014 were stock-based compensation and additional selling, general and administrative expenses related to the dbMotion and Jardogs acquisitions, each of which increased by approximately $2 million. The remainder of the decreases in selling, general and administrative expenses during the three and six months ended June 30, 2014 compared with the prior year comparable periods were primarily the result of lower personnel costs and discretionary spending.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Research and development	$53,016	$51,822	2.3%	$105,321	$102,481	2.8%

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Research and development expenses increased during the three and six months ended June 30, 2014 compared with the prior year comparable periods as we capitalized a lower amount of software development costs in the current year periods while our total R&D spending remained flat. During the first half of 2014, we continued to invest in strategic research and development projects aimed at accelerating development efforts to improve product performance, integration and innovation. This included efforts to meet client demand for products that will enable them to achieve Meaningful Use standards and comply with other regulatory requirements. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects, and, therefore, it is not uncommon for the quarterly amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Asset impairment charges	$1,751	$2,814	(37.8%)	$1,946	$3,133	(37.9%)

The non-cash software impairment charges recorded during the three and six months ended June 30, 2014 were primarily the result of our decision to discontinue several software development projects. During the three and six months ended June 30, 2013, we recorded non-cash software impairment charges primarily related to product consolidation activities associated with the dbMotion acquisition.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Amortization of intangible and acquisition-related assets	$7,651	$8,379	(8.7%)	$15,302	$15,880	(3.6%)

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Amortization of intangible assets recognized during the three and six months ended June 30, 2014 decreased compared with the prior year comparable periods. During the three months ended September 30, 2013, the amortization periods for certain intangible assets ended and the intangible asset amounts were fully amortized. As a result, the first half of 2013 includes amortization that did not recur in the first half of 2014. This impact was partially offset by additional amortization associated with the intangible assets acquired through the dbMotion and Jardogs acquisitions, since the six months ended June 30, 2014 include a full half year of additional amortization while the six months ended June 30, 2013 include only four months of additional amortization.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Interest expense	($7,230)	($9,499)	(23.9%)	($14,463)	($14,136)	2.3%

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Interest expense decreased during the three months ended June 30, 2014 compared with the prior year comparable period primarily due to the write-off of approximately $3.9 million of deferred debt issuance costs associated with our previous senior secured credit facilities during the second quarter of 2013. Higher accretion to interest expense of the original issue discount associated with the 1.25% Notes during the three months ended June 30, 2014, compared with the prior year comparable period, partially offset the decrease in interest expense from the deferred debt issuance costs write-off. Interest expense increased during the six months ended June 30, 2014 compared with the prior year comparable period as the accretion to interest expense of the original issue discount associated with the 1.25% Notes more than offset the impact of the deferred debt issuance costs write-off in the prior year period.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Other income, net	$230	$218	5.5%	$198	$8,349	(97.6%)

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Other income, net for the six months ended June 30, 2013 includes a gain of approximately $5 million resulting from the sale of our investment in Humedica, Inc. and a gain of approximately $3 million realized upon the adjustment to fair value of our prior interest in dbMotion upon our acquisition of the full remaining interest in dbMotion in March 2013.

Income Tax (Provision) Benefit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Income tax (provision) benefit	($1,677)	$14,726	(111.4%)	($3,243)	$27,923	(111.6%)
Effective tax rate	(10.4%)	39.2%		(9.2%)	44.8%

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Our effective tax rate for the three and six months ended June 30, 2014 was lower compared with the prior year comparable periods primarily due to the impact of an approximately $8 million and $18 million valuation allowance recorded during the three and six months ended June 30, 2014, respectively, against federal net operating loss and credit carryforwards. In addition, the U.S. research and development credit had not been extended as of June 30, 2014 for the 2014 tax year and, therefore, no estimate for this credit has been included in the effective tax rate as of June 30, 2014. The tax benefit recorded during the three and six months ended June 30, 2013 included the impacts of both the 2012 and 2013 research and development credits.

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Clinical and Financial Solutions	$214,482	$220,538	(2.7%)	$419,868	$438,481	(4.2%)
Population Health	70,066	65,354	7.2%	140,094	125,883	11.3%
Managed Services	62,991	53,426	17.9%	124,912	113,158	10.4%
Unallocated Amounts	3,757	5,509	(31.8%)	6,707	14,371	(53.3%)

Total revenue	$351,296	$344,827	1.9%	$691,581	$691,893	(0.0%)

Gross Profit:
Clinical and Financial Solutions	$101,725	$104,975	(3.1%)	$200,757	$206,565	(2.8%)
Population Health	47,879	42,501	12.7%	96,573	80,341	20.2%
Managed Services	6,085	4,721	28.9%	11,813	12,276	(3.8%)
Unallocated Amounts	(15,701)	(15,915)	(1.3%)	(30,969)	(28,472)	8.8%

Total gross profit	$139,988	$136,282	2.7%	$278,174	$270,710	2.8%

Income (loss) from operations:
Clinical and Financial Solutions	$47,905	$43,988	8.9%	$91,120	$86,565	5.3%
Population Health	26,120	23,469	11.3%	50,399	44,584	13.0%
Managed Services	6,085	4,721	28.9%	11,813	12,276	(3.8%)
Unallocated Amounts	(89,203)	(100,499)	(11.2%)	(174,336)	(200,029)	(12.8%)

Total loss from operations	($9,093)	($28,321)	(67.9%)	($21,004)	($56,604)	(62.9%)

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue	$214,482	$220,538	(2.7%)	$419,868	$438,481	(4.2%)
Gross profit	$101,725	$104,975	(3.1%)	$200,757	$206,565	(2.8%)
Gross margin %	47.4%	47.6%		47.8%	47.1%
Income from operations	$47,905	$43,988	8.9%	$91,120	$86,565	5.3%
Operating margin %	22.3%	19.9%		21.7%	19.7%

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Clinical and Financial Solutions revenue decreased during the three and six months ended June 30, 2014 compared with the prior comparable periods. Revenue from system sales, professional services and maintenance decreased while revenue from transaction processing and other increased. System sales and professional services revenue decreased primarily as a result of the timing and size of revenue recognized associated with several large contracts and a continued shift towards a recurring, subscription-based revenue model. We also experienced a decrease in implementation services driven by fewer upgrades and net new implementations of our ambulatory and acute product solutions. Maintenance revenue decreased primarily due to the impact of processing certain credit adjustments in the current year and the continued shift towards a subscription-based revenue model. Transaction processing and other revenue for the Clinical and Financial Solutions segment increased, reflecting an increasing share of subscription-based revenue.

Gross profit and gross margin remained relatively steady primarily due to our continued lower usage of third-party resources, which typically have higher labor rates. Operating margin improved as our selling, general and administrative expenses decreased, primarily as a result of lower personnel costs. Our research and development expenses were also lower compared to the prior year comparable periods as we rebalanced our spending across our various business units in line with our strategic objectives and the maturity of our product offerings.

Population Health

Our Population Health segment derives its revenue from the sale of health management solutions, which are mainly targeted at hospitals, health systems and ACOs, and which enable such organizations to connect, transition, analyze, and coordinate care across the entire care community.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue	$70,066	$65,354	7.2%	$140,094	$125,883	11.3%
Gross profit	$47,879	$42,501	12.7%	$96,573	$80,341	20.2%
Gross margin %	68.3%	65.0%		68.9%	63.8%
Income from operations	$26,120	$23,469	11.3%	$50,399	$44,584	13.0%
Operating margin %	37.3%	35.9%		36.0%	35.4%

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Population Health revenue increased during the three and six months ended June 30, 2014 compared with the prior year comparable periods. Revenue from professional services, maintenance and transaction processing and other increased while revenue from system sales decreased. The increase in revenue during the second quarter of 2014 compared with the second quarter of 2013 was primarily due to increased demand for our population health management products and solutions. The increase in revenue during the first half of 2014 compared with the first half of 2013 was primarily due to our acquisitions of dbMotion and Jardogs. The decrease in system sales was due to a larger mix of subscription-based products sold in the current year compared with prior year. During the first half of 2014 compared with the first half of 2013, bookings from our population health management solutions grew by approximately 51%. The bookings growth did not translate into similar growth in revenue due to the multi-year nature and terms of new agreements.

The higher gross profit and gross margin of our Population Health segment for the three and six months ended June 30, 2014, compared with the prior year comparable periods, reflect the increase in revenue; the full profitability from sales of dbMotion’s community health solutions, which were sold prior to our acquisition of dbMotion in March 2013; and our lower overall utilization of third-party resources. The operating margin increased less than the gross margin due to higher selling, general and administrative expenses, and research and development expenses compared with the prior year periods.

Managed Services

Our Managed Services segment derives its revenue from the sale of outsourcing solutions, where we assume partial to total responsibility for a healthcare organization’s IT operations, and remote hosting solutions. The revenue from this segment is reflected in the transaction processing and other line in our consolidated statements of operations. All of the costs associated with this segment are included in cost of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue	$62,991	$53,426	17.9%	$124,912	$113,158	10.4%
Gross profit	$6,085	$4,721	28.9%	$11,813	$12,276	(3.8%)
Gross margin %	9.7%	8.8%		9.5%	10.8%
Income from operations	$6,085	$4,721	28.9%	$11,813	$12,276	(3.8%)
Operating margin %	9.7%	8.8%		9.5%	10.8%

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Managed Services revenue increased during the three and six months ended June 30, 2014 compared with the prior year comparable periods, primarily due to additional revenue associated with increases in the IT outsourcing services bookings and client base since the second quarter of 2013. In addition, revenue for the six months ended June 30, 2014 was favorably impacted by the timing of revenue recognition for two large contracts in the first quarter of 2014. Bookings for our outsourcing and remote hosting solutions during the first half of 2014 increased by approximately 34% compared with the first half of 2013. Revenue related to managed services agreements is recognized as services are performed and, therefore, an increase in bookings results in additional revenue over multiple future quarters.

The overall profitability of the Managed Services segment improved during the three months ended June 30, 2014 compared with the prior year comparable period, primarily due to improving outsourcing margins. The overall profitability of the Managed Services segment declined during the six months ended June 30, 2014 compared with the prior year comparable period as headcount-related costs and costs of third-party outsourcing services remained high relative to revenue as we continued to respond to increased demand for our outsourcing solutions. Additionally, we experienced an increase in the cost of third-party services related to remote hosting client contracts primarily driven by incremental expenses to improve our remote hosting solutions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue	$3,757	$5,509	(31.8%)	$6,707	$14,371	(53.3%)
Gross profit	($15,701)	($15,915)	(1.3%)	($30,969)	($28,472)	8.8%
Gross margin %	NM	NM		NM	(198.1%)
Income from operations	($89,203)	($100,499)	(11.2%)	($174,336)	($200,029)	(12.8%)
Operating margin %	NM	NM		NM	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

During the three and six months ended June 30, 2014, revenue decreased compared with the prior year comparable periods, due to lower hardware sales. Hardware sales were lower primarily as a result of a higher proportion of our current year bookings being represented by managed services offerings and population health management products, which generally require our clients to purchase less robust hardware solutions. We also recorded higher deferred revenue-related and other adjustments, primarily associated with the dbMotion acquisition, in the six months ended June 30, 2014 compared with the prior year comparable period.

Unallocated expenses decreased by approximately $11 million during the three months ended June 30, 2014, compared with the prior year comparable period, primarily due to decreases in the MyWay convergence program and other product consolidation costs of approximately $5 million; transaction-related costs, which were mostly related to the dbMotion acquisition, of approximately $5 million; amortization of intangible assets of approximately $2 million; and non-cash asset impairment charges of approximately $1 million. Partially offsetting these decreases was higher stock-based compensation of approximately $2 million.

Unallocated expenses decreased by approximately $26 million during the six months ended June 30, 2014, compared with the prior year comparable period, primarily due to decreases in severance and other costs, mostly associated with the Site Consolidation Plan, of approximately $11 million; MyWay convergence program and other product consolidation costs of approximately $9 million; transaction-related costs, which were mostly related to the dbMotion acquisition, of approximately $5 million; and amortization of intangible assets of approximately $1 million; non-cash asset impairment charges of approximately $1 million; legal expenses of approximately $1 million; and marketing expenses of approximately $1 million. Partially offsetting these decreases were higher stock-based compensation and deferred revenue-related and other adjustments, each of which increased by approximately $4 million.

Contract Backlog

Contract backlog represents the value of bookings, client renewals, transaction fees and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of June 30, 2014	As of December 31, 2013	As of June 30, 2013	% Change from June 30, 2014
(Dollar amounts in millions)				December 31, 2013	June 30, 2013
Contract backlog:
System sales	$154	$129	$96	19.4%	60.4%
Professional services	241	378	384	(3.7%)	(5.2%)
Maintenance	836	827	845	1.1%	(1.1%)
Transaction processing and other	2,107	2,073	1,871	3.2%	14.4%

Total contract backlog	$3,338	$3,407	$3,196	2.6%	9.3%

Total contract backlog as of June 30, 2014 was higher compared with June 30, 2013, primarily due to an increase in transaction processing and other services, which was positively influenced by the extension of our outsourcing agreement with one of our largest clients through 2020 and an increase in the proportion of subscription-based arrangements and managed services contracts. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations.

Bookings

Bookings reflect the value of executed contracts for software, hardware, services, remote hosting, outsourcing and subscription-based services. Bookings exclude the value of client renewals, transaction fees and maintenance revenue commitments; however, future revenue from such commitments is reflected in our backlog. Bookings were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2014	2013	% Change	2014	2013	% Change
Bookings	$234	$214	9.3%	$457	$392	16.6%

Bookings for the three and six months ended June 30, 2014 were higher compared with the prior year periods. We attribute the improvement in our bookings largely to our continued focus on delivering on our critical client obligations, including improved product performance and integration, as well as delivery execution. The increase in bookings for the three and six months ended June 30, 2014 was primarily driven by higher bookings related to our population health management products and solutions, and managed services offerings. Bookings during the second quarter of 2014 also reflect sales of our acute products to new clients, both domestically and internationally.

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $41 million and our senior secured credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	$ Change
Net loss	($38,512)	($34,468)	($4,044)
Non-cash adjustments to net loss	119,794	71,919	47,875
Cash impact of changes in operating assets and liabilities	(43,008)	13,345	(56,353)

Net cash provided by operating activities	$38,274	$50,796	($12,522)

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Net cash provided by operating activities decreased by approximately $13 million during the six months ended June 30, 2014 compared with the prior year comparable period. This decrease was primarily driven by higher commission and bonus payments during the six months ended June 30, 2014, partially offset by higher spending associated with the MyWay convergence program during the six months ended June 30, 2013. The higher commission payments were due to the approximately 25% and 52% improvement in bookings from the first quarter of 2014 and the fourth quarter of 2013, respectively, compared with bookings during the respective prior year periods. In addition, the timing of accounts receivable collections and accounts payable disbursements resulted in a net outflow of $20 million during the six months ended June 30, 2014, compared with a net inflow of $15 million during the six months ended June 30, 2013.

Investing Cash Flow Activities

	Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	$ Change
Capital expenditures	($17,271)	($45,650)	$28,379
Capitalized software	(18,049)	(19,516)	1,467
Cash paid for business acquisitions, net of cash acquired	0	(148,875)	148,875
Purchases of marketable securities, other investments and related intangible assets	(14,074)	0	(14,074)
Sales and maturities of other investments	29	12,844	(12,815)
Proceeds received from sale of fixed assets	62	0	62

Net cash used in investing activities	($49,303)	($201,197)	$151,894

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Net cash used in investing activities decreased during the six months ended June 30, 2014 compared with the prior year comparable period, primarily due to the payment of $139 million of cash consideration for our acquisition of dbMotion and $24 million of cash consideration for our acquisition of Jardogs, less $14 million of cash acquired from dbMotion, during the prior year period. In addition, during the six months ended June 30, 2014, we acquired certain non-marketable equity securities issued by three separate third parties, and entered into a commercial agreement with one of the third parties, for total cash consideration of approximately $14 million; while during the six months ended June 30, 2013, we received cash proceeds of approximately $12 million from the sale of our investment in Humedica, Inc. The decrease in capital spending is primarily driven by lower expenditures related to our information systems infrastructure as we completed the upgrade to our integrated enterprise resource planning (“ERP”) system in the third quarter of 2013.

Financing Cash Flow Activities

	Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	$ Change
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	$0	$337,237	($337,237)
Purchase of call option related to 1.25% senior cash convertible notes	0	(82,800)	82,800
Proceeds from issuance of warrants, net of issuance costs	0	51,233	(51,233)
Proceeds from issuance of common stock	1,683	9,264	(7,581)
Excess tax benefits from stock-based compensation	2,218	2,493	(275)
Taxes paid related to net share settlement of equity awards	(8,562)	(6,660)	(1,902)
Payments of capital lease obligations	(223)	(300)	77
Payments of acquisition financing obligations	0	(29,671)	29,671
Credit facility payments	(63,126)	(571,467)	508,341
Credit facility borrowings, net of issuance costs	55,000	410,983	(355,983)

Net cash (used in) provided by financing activities	($13,010)	$120,312	($133,322)

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Net cash (used in) provided by financing activities decreased during the six months ended June 30, 2014 compared with the prior year comparable period, primarily due to borrowings under our prior revolving credit facility during the six months ended June 30, 2013 to fund a portion of the cash consideration paid for the acquisitions of dbMotion and Jardogs. During the second quarter of 2013 we completed two significant financing initiatives consisting of the issuance of the 1.25% Notes and the refinancing of our senior secured credit facility. The net proceeds from the issuance of the 1.25% Notes, including the related cash flows from the purchase of the call option and the issuance of warrants, were substantially used to fund the net reduction in our prior credit facility borrowings as well as the funding of our acquisition financing obligations arising from our purchase of dbMotion. During the six months ended June 30, 2014, we repaid approximately $8 million of outstanding borrowings under our senior secured credit facility, which was comprised of repayments of approximately $6 million and $2 million of the term loan and revolving credit facility, respectively.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facilities as of June 30, 2014:

(Dollar amounts in thousands)	Total	Remainder of 2014	2015	2016	2017	2018	2019	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facilities	288,750	11,250	28,125	39,375	50,625	159,375	0	0

Total principal payments	633,750	11,250	28,125	39,375	50,625	159,375	0	345,000

Interest payments:
1.25% Cash Convertible Senior Notes (1)	25,877	2,156	4,313	4,313	4,313	4,313	4,313	2,156
Senior Secured Credit Facilities (2)	32,973	5,070	9,350	8,412	7,148	2,993	0	0

Total interest payments	58,850	7,226	13,663	12,725	11,461	7,306	4,313	2,156

Total future debt payments	$692,600	$18,476	$41,788	$52,100	$62,086	$166,681	$4,313	$347,156

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2014, which was 2.90%. Also includes the effect of the floating-to-fixed interest rate swap through its expiration on October 31, 2014.

As of June 30, 2014, $214 million in term loans, $75 million under the revolving credit facility, and $1 million in letters of credit were outstanding under our senior secured credit facilities. As of June 30, 2014, the interest rate on our senior secured credit facilities was LIBOR plus 2.75%, which, as of such date, totaled 2.90%. The interest payments on a portion of our outstanding borrowings under the senior secured credit facilities are fixed through an interest rate swap agreement. See Note 9, “Derivative Financial Instruments” of the Notes to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of our interest rate swap agreement. We were in compliance with all covenants under our senior secured credit facility agreement as of June 30, 2014.

As of June 30, 2014, we had $349 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facilities if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

The stock repurchase program approved by the Board of Directors of Allscripts Healthcare Solutions, Inc. (the “Board”) in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the six months ended June 30, 2014 and the year ended December 31, 2013.

We are currently in the fourth year of a ten-year agreement with Xerox Consultant Services (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for certain of our employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, for a base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the six months ended June 30, 2014, we incurred approximately $34 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

During the second quarter of 2014, we concluded the MyWay convergence program. During the six months ended June 30, 2014, we incurred approximately $3.9 million in costs and expenses associated with our MyWay convergence program. Approximately $2.8 million, $0.4 million, $0.4 million and $0.3 million of these costs and expenses are included in professional services cost of sales, transaction processing and other cost of sales, selling, general and administrative expenses and asset impairment charges, respectively, in our consolidated statement of operations for the six months ended June 30, 2014.

As of June 30, 2014, the Site Consolidation Plan was substantially completed and additional estimated costs yet to be incurred in connection with the Site Consolidation Plan, which primarily consist of lease-related costs, were not expected to be material.

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

(Dollar amounts in thousands)	Six Months Ended June 30, 2014
Research and development costs directly recorded to expense	$105,321
Capitalized software development costs	18,049

Total non-GAAP R&D-related spending	$123,370

Total revenue	$691,581
Total non-GAAP R&D-related spending as a % of total revenue	18%

During 2014, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our subscription-based and hosting solutions, and expand and make leasehold improvements at certain of our facilities. Our capital spending during 2013 included costs associated with the completion of a significant upgrade to our integrated ERP system, which are not expected to recur in 2014, and accelerated spending on certain software development efforts. As a result, we expect our capital spending during the year ending December 31, 2014 to be lower when compared with the year ended December 31, 2013.

We believe that our cash, cash equivalents and marketable securities of $41 million as of June 30, 2014, our future cash flows, and our borrowing capacity under our senior secured credit facilities, when taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the six months ended June 30, 2014, in the ordinary course of business, we renewed several multi-year software licensing and support agreements with third-party vendors. These renewals resulted in increases of approximately $8 million, $14 million, $14 million and $7 million to our future purchase obligations amounts for the years ending December 31, 2014, 2015, 2016 and 2017, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended June 30, 2014.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting during the quarter ended June 30, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 10, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The stock repurchase program approved by the Board of Directors of Allscripts Healthcare Solutions, Inc. (the “Board”) in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the six months ended June 30, 2014 and the year ended December 31, 2013.

Item 6.	Exhibits

(a)    Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
Executive Vice President, Chief Financial Officer

Date: August 8, 2014

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.1	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Incentive Plan			8-K	10.1	May 23, 2014

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Definition Linkbase

†	Indicates management contract or compensatory plan.