Form 10-Q
period 2014-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2014-11-07
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 180,261,934 shares of the registrant’s $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,345	$62,954
Accounts receivable, net of allowance of $39,355 and $54,252 at September 30, 2014 and December 31, 2013, respectively	340,696	313,486
Deferred taxes, net	55,458	55,468
Prepaid expenses and other current assets	115,212	107,911

Total current assets	548,711	539,819
Long-term marketable securities	1,321	1,329
Fixed assets, net	152,213	174,013
Software development costs, net	85,018	88,244
Intangible assets, net	422,192	455,971
Goodwill	1,200,651	1,189,585
Deferred taxes, net	7,361	7,361
Other assets	153,394	163,341

Total assets	$2,570,861	$2,619,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,432	$72,956
Accrued expenses	79,751	96,499
Accrued compensation and benefits	55,638	80,196
Deferred revenue	277,243	251,038
Current maturities of long-term debt and capital lease obligations	24,703	16,350

Total current liabilities	523,767	517,039
Long-term debt	562,519	545,133
Deferred revenue	26,823	29,080
Deferred taxes, net	86,332	79,694
Other liabilities	88,594	130,572

Total liabilities	1,288,035	1,301,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	0	0
Common stock: $0.01 par value, 350,000 shares authorized at September 30, 2014 and December 31, 2013; 264,914 and 180,242 shares issued and outstanding at September 30, 2014, respectively; 263,474 and 178,802 shares issued and outstanding at December 31, 2013, respectively	2,648	2,635
Treasury stock: at cost, 84,672 at September 30, 2014 and December 31, 2013	(278,036)	(278,036)
Additional paid-in capital	1,745,416	1,716,847
Accumulated deficit	(185,831)	(121,556)
Accumulated other comprehensive loss	(1,371)	(1,745)

Total stockholders’ equity	1,282,826	1,318,145

Total liabilities and stockholders’ equity	$2,570,861	$2,619,663

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenue:
System sales	$21,440	$26,498	$70,601	$85,978
Professional services	54,825	49,003	167,563	169,293
Maintenance	117,454	117,928	348,111	351,840
Transaction processing and other	151,670	136,762	450,695	414,973

Total revenue	345,389	330,191	1,036,970	1,022,084

Cost of revenue:
System sales (excluding amortization of software development and acquisition-related assets shown below)	7,313	14,767	25,921	41,176
Amortization of software development and acquisition-related assets	20,582	23,006	61,525	62,536
Professional services	50,224	47,295	146,767	162,278
Maintenance	36,638	35,841	111,123	107,864
Transaction processing and other	99,176	83,735	282,004	251,973

Total cost of revenue	213,933	204,644	627,340	625,827

Gross profit	131,456	125,547	409,630	396,257
Selling, general and administrative expenses	97,034	104,506	273,643	310,326
Research and development	45,962	49,400	151,283	151,881
Asset impairment charges	188	7,371	2,134	10,504
Amortization of intangible and acquisition-related assets	7,112	7,722	22,414	23,602

Loss from operations	(18,840)	(43,452)	(39,844)	(100,056)
Interest expense	(7,542)	(6,895)	(22,005)	(21,031)
Other income (expense), net	171	(826)	369	7,523

Loss before income taxes	(26,211)	(51,173)	(61,480)	(113,564)
Income tax benefit (provision)	448	2,233	(2,795)	30,156

Net loss	($25,763)	($48,940)	($64,275)	($83,408)

Loss per share—basic and diluted	($0.15)	($0.27)	($0.36)	($0.47)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net loss	($25,763)	($48,940)	($64,275)	($83,408)
Other comprehensive (loss) income, net of taxes:
Unrealized gain on marketable securities, net of tax	8	27	19	11
Derivatives qualifying as hedges:
Unrealized loss on interest rate swap	0	(79)	(38)	(112)
Reclassification adjustment for loss included in net loss	110	286	465	968
Tax effect	(43)	(82)	(168)	(334)

Unrealized gain on interest rate swap, net of tax	67	125	259	522
Change in foreign currency translation adjustments	(824)	725	96	(1,724)

Total other comprehensive (loss) income	(749)	877	374	(1,191)

Comprehensive loss	($26,512)	($48,063)	($63,901)	($84,599)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net loss	($64,275)	($83,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,546	131,797
Stock-based compensation expense	32,203	27,788
Excess tax benefits from stock-based compensation	(2,246)	(3,296)
Deferred taxes	5,996	(31,537)
Asset impairment charges	2,134	10,504
Other losses (gains), net	3,214	(915)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(22,287)	10,966
Prepaid expenses and other assets	(16,180)	(25,330)
Accounts payable	13,651	8,707
Accrued expenses	(22,120)	(8,981)
Accrued compensation and benefits	(24,896)	12,313
Deferred revenue	20,732	23,169
Other liabilities	(5,469)	(8,466)

Net cash provided by operating activities	52,003	63,311
Cash flows from investing activities:
Capital expenditures	(20,656)	(56,988)
Capitalized software	(28,318)	(30,462)
Cash paid for business acquisitions, net of cash acquired	(20,180)	(148,875)
Purchases of marketable securities, other investments and related intangible assets	(21,544)	0
Sales and maturities of other investments	39	12,855
Proceeds from sale of fixed assets	86	0

Net cash used in investing activities	(90,573)	(223,470)
Cash flows from financing activities:
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	0	336,962
Purchase of call option related to 1.25% senior cash convertible notes	0	(82,800)
Proceeds from issuance of warrants, net of issuance costs	0	51,208
Proceeds from issuance of common stock	1,670	11,256
Excess tax benefits from stock-based compensation	2,246	3,296
Taxes paid related to net share settlement of equity awards	(8,891)	(7,884)
Payments of capital lease obligations	(337)	(416)
Payments of acquisition financing obligations	0	(29,671)
Credit facility payments	(73,751)	(574,281)
Credit facility borrowings, net of issuance costs	91,964	410,983

Net cash provided by financing activities	12,901	118,653

Effect of exchange rate changes on cash and cash equivalents	60	(1,660)

Net decrease in cash and cash equivalents	(25,609)	(43,166)
Cash and cash equivalents, beginning of period	62,954	103,956

Cash and cash equivalents, end of period	$37,345	$60,790

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

Basis of Presentation

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2014 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-011, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-011”). ASU 2013-011 provides specific guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and we adopted the new guidance prospectively in the first quarter of 2014. The adoption of this accounting guidance resulted in the reclassification, for presentation purposes only, of approximately $4 million from other liabilities to deferred tax assets in our consolidated balance sheet as of September 30, 2014.

Accounting Pronouncements Not Yet Adopted

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of a share-based award, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. In addition, entities will have the option of applying the guidance either prospectively (i.e. only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. We are currently evaluating the impact of this accounting guidance, but do not expect it to have any material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management of an entity to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about such entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable), and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of this accounting guidance, but do not expect it to have any material impact on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material impact on our consolidated financial statements.

2. Business Combinations

Acquisition of Oasis Medical Solutions Limited

On July 8, 2014, we acquired the entire capital stock of Oasis Medical Solutions Limited (“Oasis”), a privately-held, Patient Administration System and health informatics solutions provider headquartered in London, United Kingdom, for approximately $20.6 million in cash. The preliminary allocation of the fair value of the consideration transferred is as follows: approximately $0.4 million of acquired cash; approximately $5.7 million of accounts receivable and other current assets; approximately $6.3 million of intangible assets related to technology, including Oasis’ tradename; approximately $6.5 million of intangible assets related to customer relationships; goodwill of approximately $10.6 million; approximately $0.2 million of fixed assets; approximately $6.4 million of accounts payable, deferred revenue and accruals; and approximately $2.7 million of net deferred tax liabilities. Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of our product offerings with those of Oasis. The acquired intangible assets, excluding goodwill, will be amortized on a straight-line basis and have estimated lives of 10 years, with the exception of Oasis’ customer relationships, which have an estimated life of 12 years.

The pro forma impact of the Oasis acquisition on current and prior quarters, as well as the net revenue and results of operations of Oasis subsequent to its acquisition for the three months ended September 30, 2014, were not material. We did not incur any significant acquisition and integration-related costs related to the Oasis acquisition during the three months ended September 30, 2014.

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

The final fair value of consideration transferred for the dbMotion acquisition is comprised of the following:

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

Acquisition costs related to the dbMotion acquisition are included in selling, general and administrative expenses and totaled approximately $0.8 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $3.6 million and $6.0 million for the nine months ended September 30, 2014 and 2013, respectively. These costs include employee compensation costs of approximately $0.8 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, approximately $3.6 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively; and $0.5 million of seller transaction costs for the nine months ended September 30, 2013. In addition, we incurred $2.4 million and $5.5 million for the three and nine months ended September 30, 2013, respectively, related to product consolidation activities, which are included in asset impairment charges.

The revenue and net loss of dbMotion since March 4, 2013 included in our consolidated statement of operations for the three and nine months ended September 30, 2013, and the supplemental pro forma revenue and net loss of the combined entity, are as follows:

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(Unaudited)	(Unaudited)
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$124	$852
Net loss	($9,579)	($21,119)
Supplemental pro forma data for combined entity:
Revenue	$331,527	$1,025,951
Net loss	($47,139)	($86,667)
Net loss per share, basic and diluted	($0.26)	($0.49)

The unaudited supplemental pro forma data has been calculated after applying our accounting policies and adjusting the results of dbMotion to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, together with the consequential tax effects. Supplemental pro forma results for the three and nine months ended September 30, 2013 were adjusted to exclude acquisition-related costs incurred during the periods as well as the nonrecurring gain related to the fair value adjustment of our prior cost method investment in dbMotion. The effects of transactions between us and dbMotion during the periods presented have been eliminated.

Amortization of software development and acquisition-related assets in our consolidated statement of operations for the three and nine months ended September 30, 2014 includes approximately ($0.1) million and ($0.4) million, respectively, related to the acquisition of dbMotion, which is attributable to professional services cost of revenue. Amortization of software development and acquisition-related assets in our consolidated statement of operations for the three and nine months ended September 30, 2013 includes approximately $2.9 million and $4.7 million, respectively, related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately $1.0 million and $1.7 million, respectively, related to system sales; approximately $1.1 million and $1.2 million, respectively, related to professional services, and approximately $0.8 million and $1.8 million, respectively, related to maintenance.

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

The pro forma impact of the Jardogs acquisition on current and prior quarters, as well as the net revenue and operating losses generated by Jardogs subsequent to its acquisition for the three and nine months ended September 30, 2013, were not material. Acquisition and integration-related costs related to the Jardogs acquisition are included in selling, general and administrative expenses and totaled approximately $0.7 million for the nine months ended September 30, 2013. We did not incur any significant acquisition and integration-related costs related to the Jardogs acquisition during the three months ended September 30, 2013 or during the three and nine months ended September 30, 2014.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option (as defined in Note 10, “Derivative Financial Instruments,”) asset and the embedded cash conversion option liability. Refer to Note 8, “Debt,” and Note 10, “Derivative Financial Instruments,” for further information regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine the fair value as of September 30, 2014 and December 31, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet Classifications	September 30, 2014				December 31, 2013
(In thousands)		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash equivalents	$0	$0	$0	$0	$3,634	$0	$0	$3,634
Marketable securities	Long-term marketable securities	0	1,321	0	1,321	0	1,329	0	1,329
1.25% Call Option	Other assets	0	0	67,677	67,677	0	0	104,656	104,656
Cash conversion option	Other liabilities	0	0	(68,491)	(68,491)	0	0	(105,637)	(105,637)
Interest rate swap	Other liabilities	0	(31)	0	(31)	0	(458)	0	(458)

Total		$0	$1,290	($814)	$476	$3,634	$871	($981)	$3,524

During the first quarter of 2014, we acquired certain non-marketable equity securities of a third party and entered into a commercial agreement with the third party to license and distribute its products and services for total consideration of approximately $6.0 million. The equity investment and commercial agreement were valued at approximately $4.1 million and $1.9 million, respectively. During the second and third quarters of 2014, we acquired certain non-marketable equity securities of three other third parties for total consideration of approximately $15.1 million. Of the four equity investments acquired during the nine months ended September 30, 2014, three are accounted for under the cost method, and one is accounted for under the equity method. The carrying values of the cost method investments and the equity method investment of approximately $17.8 million and $1.4 million, respectively, are included in other assets and the carrying value of the above-referenced commercial agreement is included in intangible assets, net, in the accompanying consolidated balance sheet as of September 30, 2014. As of December 31, 2013, our outstanding investments in non-marketable equity securities were not material.

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility, with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) also approximates fair value as of September 30, 2014, since the effective interest rate on the 1.25% Notes also approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

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

The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The fair value of stock options granted during the three and nine months ended September 30, 2013 was determined using the Black-Scholes-Merton valuation model and reflects the below input assumptions. During the three and nine months ended September 30, 2013, approximately 0.2 million and 3.8 million stock options, respectively, were granted. No stock options were granted during the three and nine months ended September 30, 2014.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Weighed-average exercise price	$15.22	$13.78
Expected term (in years)	4.75	4.75
Expected volatility	48.0%	54.9%
Expected dividend yield	0%	0%
Risk-free interest rate	1.4%	0.8%

Stock-based compensation expense recognized during the three and nine months ended September 30, 2014 and 2013 is included in our consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cost of revenue:
Professional services	$622	$607	$2,086	$1,924
Maintenance	285	313	1,084	1,116
Transaction processing and other	428	372	1,550	1,271

Total cost of revenue	1,335	1,292	4,720	4,311
Selling, general and administrative expenses	7,881	6,606	20,999	17,418
Research and development	839	1,780	6,484	6,059

Total stock-based compensation expense	$10,055	$9,678	$32,203	$27,788

No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2014 and 2013.

During the three and nine months ended September 30, 2014, we granted the following stock-based awards:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Service-based restricted stock units	13	$14.91	1,453	$18.09
Performance-based restricted stock units with a service condition	0	$0.00	467	$18.51
Market-based restricted stock units with a service condition	0	$0.00	221	$14.36

	13	$14.91	2,141	$17.79

During the nine months ended September 30, 2014 and the year ended December 31, 2013, approximately 1.4 million and 2.6 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Stock Repurchases

The stock repurchase program approved by the Board of Directors of Allscripts Healthcare Solutions, Inc. (the “Board”) in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the six months ended June 30, 2014 and the year ended December 31, 2013. As of the date of this report, there is no current authorization.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2014 and 2013 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2014 and 2013 were approximately 549 thousand and 564 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Issuance of Warrants

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and is valued based on an option pricing model that uses observable and unobservable market data for inputs. During the three and nine months ended September 30, 2014, we recognized approximately $0.6 million and $1.9 million, respectively, of the fair value of the warrant as a reduction to transaction processing and other revenue. During the three and nine months ended September 30, 2013, we recognized approximately $0.8 million of the fair value of the warrant as a reduction to transaction processing and other revenue.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Basic Loss per Common Share:
Net loss	($25,763)	($48,940)	($64,275)	($83,408)

Net loss available to common stockholders	($25,763)	($48,940)	($64,275)	($83,408)

Weighted-average common shares outstanding	180,189	178,166	179,691	176,517

Basic Loss per Common Share	($0.15)	($0.27)	($0.36)	($0.47)

Diluted Loss per Common Share:
Net loss	($25,763)	($48,940)	($64,275)	($83,408)

Net loss available to common stockholders	($25,763)	($48,940)	($64,275)	($83,408)

Weighted-average common shares outstanding	180,189	178,166	179,691	176,517
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0

Weighted-average common shares outstanding assuming dilution	180,189	178,166	179,691	176,517

Diluted Loss per Common Share	($0.15)	($0.27)	($0.36)	($0.47)

As a result of our net loss available to common stockholders for the three and nine months ended September 30, 2014 and 2013, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	24,117	24,839	24,314	11,388

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Proprietary technology	$451,320	($258,511)	$192,809	$445,960	($231,634)	$214,326
Customer contracts and relationships	550,895	(373,512)	177,383	542,205	(352,560)	189,645

Total	$1,002,215	($632,023)	$370,192	$988,165	($584,194)	$403,971

Intangibles not subject to amortization
Registered trademarks			$52,000			$52,000
Goodwill			1,200,651			1,189,585

Total			$1,252,651			$1,241,585

During the three months ended September 30, 2014, in connection with our acquisition of Oasis, we recognized additional goodwill of $10.6 million, which remains subject to future adjustments before the close of the measurement period. In addition, during the three months ended March 31, 2014, we finalized the allocation of the fair value of the consideration we paid in connection with our acquisitions of dbMotion and Jardogs, which resulted in the recognition of additional goodwill of approximately $1.0 million. Refer to Note 2, “Business Combinations,” for additional information regarding these acquisitions and the measurement period adjustment recorded during the three months ended March 31, 2014. Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2014 were as follows:

(In thousands)	Clinical and Financial Solutions	Population Health	Managed Services	Total
Balance as of December 31, 2013	$625,769	$425,216	$138,600	$1,189,585
Additions arising from business acquisitions:
Oasis	10,568	0	0	10,568
dbMotion	0	1,018	0	1,018

Total additions to goodwill	10,568	1,018	0	11,586
Impairment of goodwill	0	0	0	0
Foreign exchange translation	(520)	0	0	(520)

Balance as of September 30, 2014	$635,817	$426,234	$138,600	$1,200,651

There were no accumulated impairment losses associated with our goodwill as of September 30, 2014 or December 31, 2013.

7. Asset Impairment Charges

In October 2012, we initiated a MyWay convergence program. Since that time, we have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. As a result, we recorded non-cash charges to earnings of approximately $5.0 million during the three and nine months ended September 30, 2013, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2014, which were related to the write-off of certain MyWay-related deferred costs, and which were determined to be unrealizable. During the nine months ended September 30, 2014, we also recorded $1.4 million of non-cash capitalized software impairment charges as a result of our decision to discontinue several software development projects. During the three and nine months ended September 30, 2013, we also recorded non-cash charges of $2.4 million and $5.5 million, respectively, primarily related to product consolidation activities associated with the dbMotion acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Asset impairment charges	$188	$7,371	$2,134	$10,504

8. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	September 30, 2014			December 31, 2013
(In thousands)	Principal Balance	Unamortized Discount	Net Carrying Amount	Principal Balance	Unamortized Discount	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$69,873	$275,127	$345,000	$77,529	$267,471
Senior Secured Credit Facilities (long-term portion)	289,054	1,662	287,392	280,000	2,338	277,662
Senior Secured Credit Facilities (current portion)	25,313	915	24,398	16,875	982	15,893

Total debt	$659,367	$72,450	$586,917	$641,875	$80,849	$561,026

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Interest expense	$4,190	$3,653	$12,074	$10,918
Amortization of discounts	2,842	2,732	8,400	3,055
Amortization of debt issuance costs	510	510	1,531	3,157
Write off of unamortized deferred debt issuance costs	0	0	0	3,901

Total interest expense	$7,542	$6,895	$22,005	$21,031

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Coupon interest at 1.25%	$1,078	$1,078	$3,234	$1,234
Amortization of original issuance discount	2,598	2,474	7,656	2,797
Amortization of debt issuance costs	295	295	885	344

Total interest expense related to the 1.25% Notes	$3,971	$3,847	$11,775	$4,375

There have been no significant changes in our senior secured credit facility agreement from those disclosed in our Form 10-K. As of September 30, 2014, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

As of September 30, 2014, $208.1 million under a term loan, $106.3 million under a revolving credit facility, and $0.9 million in letters of credit were outstanding under our senior secured credit facility. As of September 30, 2014, the interest rate on the senior secured credit facility was LIBOR plus 2.75%, which totaled 2.90%. Refer to Note 10, “Derivative Financial Instruments,” for a discussion of our interest rate swap agreement. We were in compliance with all covenants under our senior secured credit facility agreement as of September 30, 2014. Unamortized deferred debt issuance costs total $10.0 million and are included within other assets on the consolidated balance sheet as of September 30, 2014.

As of September 30, 2014, we had $317.3 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future principal payment obligations under the 1.25% Notes and the senior secured credit facility as of September 30, 2014:

(In thousands)	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	$208,125	5,625	28,125	39,375	50,625	84,375	0
Senior Secured Revolving Facility	$106,242	0	0	0	0	106,242	0

	$659,367	$5,625	$28,125	$39,375	$50,625	$190,617	$345,000

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Loss before income taxes	($26,211)	($51,173)	($61,480)	($113,564)
Income tax benefit (provision)	$448	$2,233	($2,795)	$30,156
Effective tax rate	1.7%	4.4%	(4.5%)	26.6%

Our effective tax rate for the three and nine months ended September 30, 2014 was lower compared with the prior year comparable periods primarily due to the impact of an approximately $6.3 million and $24.1 million valuation allowance recorded during the three and nine months ended September 30, 2014, respectively, against federal net operating loss and credit carryforwards. In addition, the U.S. research and development credit had not been extended as of September 30, 2014 for the 2014 tax year and, therefore, no estimate for this credit has been included in the effective tax rate as of September 30, 2014. The tax benefit recorded during the three and nine months ended September 30, 2013 included the impacts of both the 2012 and 2013 research and development credits.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and current year actual and projected results of operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). The additional valuation allowance recorded during the three and nine months ended September 30, 2014 related to deferred tax assets associated with net operating loss carryforwards.

Our unrecognized income tax benefits were $15.4 million and $18.3 million as of September 30, 2014 and December 31, 2013, respectively. The decrease was attributable to the timing of a tax deduction item taken in a prior period and a settlement with a taxing authority. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

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

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 3, “Fair Value Measurements.” The fair value of the 1.25% Call Option at September 30, 2014 and December 31, 2013 was approximately $67.7 million and $104.7 million, respectively.

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income, net. For the three and nine months ended September 30, 2014, the change in the fair value of the 1.25% Call Option resulted in net losses of $35.4 million and $37.0 million, respectively. For the three and nine months ended September 30, 2013 the change in the fair value of the 1.25% Call Option resulted in net gains of $21.4 million and $19.7 million, respectively. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 3, “Fair Value Measurements.” The fair value of the embedded cash conversion option at September 30, 2014 and December 31, 2013 was approximately $68.4 million and $105.6 million, respectively. For the three and nine months ended September 30, 2014, the change in the fair value of the embedded cash conversion option resulted in net gains of $35.6 million and $37.2 million, respectively. For the three and nine months ended September 30, 2013, the change in the fair value of the embedded cash conversion option resulted in net losses of $22.3 million and $20.6 million, respectively. The net gains recognized for the three and nine months ended September 30, 2014 were slightly higher than the losses recognized on the 1.25% Call Option over the same periods.

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that has the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time, and an expiration date of October 31, 2014. As of September 30, 2014, the notional amount of the interest rate swap agreement was $50 million. The interest rate swap agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facility). The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement is designed to protect us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement is recognized in other comprehensive (loss) income with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheets. Amounts accumulated in other comprehensive (loss) income are indirectly recognized in earnings as periodic settlements of the swap occur and the fair value of the swap declines to zero as it nears expiration.

The fair value of our interest rate swap was approximately zero and a liability of $0.5 million as of September 30, 2014 and December 31, 2013, respectively. We recognized the following activity related to our interest rate swap agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Effective portion
Current period increase in fair value recognized in other comprehensive (loss) income, net	$110	$207	$427	$856
Tax effect	(43)	(82)	(168)	(334)

Net	$67	$125	$259	$522

Loss reclassified from accumulated other comprehensive loss to interest expense	$110	$286	$465	$968
Amount excluded from effectiveness assessment and ineffective gain (loss) recognized in other income (expense), net	$0	$0	$0	$0

The amount of interest rate swap derivative losses included in accumulated other comprehensive loss that will be reclassified into earnings during October 2014 is not material. No gains (losses) were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2014 and 2013.

11. Contingencies

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

On January 30, 2013, Costco Wholesale Corporation made a demand for arbitration against us with the International Institute for Conflict Resolution in connection with our offer to upgrade our MyWay clients to Professional Suite. The demand for arbitration seeks certain equitable relief in connection with the upgrade offer and also seeks damages for breach of contract and breach of an alleged duty of good faith and fair dealing. No arbitration date has been scheduled.

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

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA; treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Discovery is proceeding. The plaintiff’s deadline to file a motion for class certification is June 2015. No trial date has been scheduled.

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

On July 11, 2012, RLIS, Inc. filed a complaint in the United States District Court for the Southern District of Texas against us. The complaint alleges, among other things, that our Enterprise EHR product (now Allscripts Touchworks) willfully infringes U.S. Patent No. 7,076,436. On September 28, 2012, the plaintiff filed an amended complaint that alleges, among other things, that certain of our products and services infringe both the foregoing patent as well as U.S. Patent No. 5,823,940. The amended complaint seeks an unspecified amount of damages and interest, as well as injunctive relief. The case is currently scheduled for trial in March 2015.

On May 15, 2014, Medfusion, Inc. filed a complaint in the Superior Court of Wake County, North Carolina, against us. The complaint alleges, among other things, breach of contract, fraudulent inducement, fraud, and violation of North Carolina’s unfair methods of competition and unfair or deceptive trade practices statues by us in connection with a previous commercial agreement between the parties. The complaint seeks an unspecified amount of damages and interest. No trial date has been scheduled.

Other Matters

During the third quarter of 2014 and subsequently, we resolved a number of pending legal proceedings related to our offer to upgrade MyWay clients to Professional Suite. We paid approximately $9.8 million in connection with the resolution of certain of these claims during the third quarter of 2014. In August 2014, we concluded our arbitration with Etransmedia Technology, Inc. In October 2014, we entered into a settlement agreement with Pain Clinic of Northwest Florida, Inc., American Pain Care Specialists, LLC, Advanced Pain Specialists, Inc., and South Baldwin Family Practice, LLC. A final hearing to approve the settlement agreement, which has been preliminarily approved by the court, is scheduled for February 2015.

12. Business Segments

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Revenue:
Clinical and Financial Solutions	$207,207	$208,554	$627,075	$647,035
Population Health	71,828	64,006	211,922	189,889
Managed Services	63,674	53,230	188,586	166,388
Unallocated Amounts	2,680	4,401	9,387	18,772

Total revenue	$345,389	$330,191	$1,036,970	$1,022,084

Gross Profit:
Clinical and Financial Solutions	$99,241	$95,867	$299,998	$302,432
Population Health	46,975	45,728	143,548	126,069
Managed Services	1,048	4,161	12,861	16,437
Unallocated Amounts	(15,808)	(20,209)	(46,777)	(48,681)

Total gross profit	$131,456	$125,547	$409,630	$396,257

Income (Loss) from operations:
Clinical and Financial Solutions	$47,987	$34,980	$139,107	$121,545
Population Health	26,950	30,240	77,349	74,824
Managed Services	1,048	4,161	12,861	16,437
Unallocated Amounts	(94,825)	(112,833)	(269,161)	(312,862)

Total loss from operations	($18,840)	($43,452)	($39,844)	($100,056)

13. North American Site Consolidation Plan

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan included the closing of twelve offices and one warehouse in conjunction with changes to our corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consist of employee severance and relocation costs.

During the three and nine months ended September 30, 2014, we recognized benefits of approximately $0.1 million and $2.2 million, respectively, due to the release of previously accrued severance costs which we no longer expect to pay; while during the three and nine months ended September 30, 2013, we incurred approximately $3.4 million and $17.2 million, respectively, in severance, retention bonuses and relocation expenses resulting from the Site Consolidation Plan. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively, with the exception of $1.9 million and $2.6 million for the three and nine months ended September 30, 2013, respectively, which are included in research and development. The portion of these amounts allocable to our reportable segments is not material. In the first quarter of 2013, we established a liability for approximately $11.2 million for severance costs resulting from the Site Consolidation Plan, of which approximately $4.2 million remained as of December 31, 2013. During the nine months ended September 30, 2014, we paid approximately $2.0 million and released approximately $2.2 million of previously accrued severance costs, which we no longer expect to pay, resulting in no remaining liability as of September 30, 2014.

As of September 30, 2014, the Site Consolidation Plan was substantially completed and additional estimated costs yet to be incurred in connection with the Site Consolidation Plan, which primarily consist of lease-related costs, are not expected to be material.

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

Population health management is a strategic imperative for many healthcare executives today and is a primary objective for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers evolve from volume-based to value-based care delivery, interoperable population health management solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. We have taken several significant steps to solidify and advance our population health management solutions, which include our acquisitions of dbMotion Ltd. (“dbMotion”), a leading supplier of community health solutions, and Jardogs LLC (“Jardogs”), the developer of Allscripts FollowMyHealth™, a highly-rated, cloud-based patient engagement solutions provider in 2013. We also recently released our Allscripts Care Director™ solution, which helps healthcare organizations coordinate outpatient care across home care, physician practices, hospitals, post-acute care facilities, and community services. Taken together, these solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling users to better comply with the Meaningful Use program. Population health management is commonly viewed as the next frontier in healthcare delivery and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

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

HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program, which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology, such as our EHR solutions. In order to qualify for HITECH funding under the current “meaningful use” criteria, including Stage 2 criteria, our clients are required to install and implement our products that are certified as having met various Meaningful Use requirements, by satisfying a variety of conditions outlined by the Centers for Medicare and Medicaid Services (“CMS”) in 2010, 2012 and future years. These Meaningful Use requirements are currently defined under the 2010 and 2012 Office of the National Coordinator for Health Information Technology (“ONC”) Final Rules and, in the future, under any additional HITECH regulations and guidance that ONC may release. The HITECH statute provides for a phased approach to implementation of the Meaningful Use standards, which the CMS Final Rules have specified to mean Stage 1 and Stage 2 (under way), with Stage 3 reserved for future rule-making based on the experiences to date but scheduled to begin, as finalized in September 2014, in 2017.

Given that CMS will release future regulations related to EHRs, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by the Certification Commission for Health Information Technology (which has announced it will be concluding its certification activities in 2014), the Drummond Group and/or other bodies to be accredited as certifying bodies, any changing frequency of the certification program, as first proposed by ONC in December 2013, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards, could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions were certified 2011/2012 compliant, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of Health and Human Services. Each of our market-facing EHRs has also been certified as compliant with 2014 Edition requirements, as well as the Allscripts ED, Allscripts dbMotion™ and FollowMyHealth products under the modular certification option.

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

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the recent extension of the Stark and Anti-kickback exceptions, which allow hospitals and other organizations to subsidize the purchase of EHRs, will contribute to the continuation of this market dynamic. We also believe that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to remain steady as physicians in those small- and medium-sized practices who have not yet participated seek to qualify for the HITECH incentives for the first time or experienced practices upgrade in advance of their start of Stage 2 of the program, all before the penalties grow to as much as five percent of their Medicare reimbursement revenues. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

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

The U.S. Department of Health and Human Services has implemented a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility. These standards are called ANSI-5010. Additionally, HIPAA requires all entities who are covered by HIPAA to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by, based on a recent delay passed into law by Congress, no earlier than October 1, 2015. These changes in coding standards present a significant opportunity for our clients to get to the most advanced versions of our products, but they also pose a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices who may not understand the scope of the efforts necessary to successfully transition to the ICD-10 classification. New payment and delivery system reform programs that have been launched related to the Medicare program are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

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

Third Quarter 2014 Summary

During the third quarter of 2014, we continued to make progress on our key strategic and operational imperatives, which are aimed at delivering on our critical client obligations and expanding the depth and breadth of our products and platforms. We also maintained our focus on reducing expenses, with particular emphasis on our discretionary spending, as well as driving more sustainable and profitable recurring revenue streams. In addition, we continued to work toward expanding our business, particularly in the areas of population health management and consumer health care engagement, where we believe we currently offer some of the industry’s leading solutions. During the third quarter of 2014 compared with the third quarter of 2013, gross margin percentage remained steady and our operating margin improved by approximately 8%, which was driven by approximately 7% decreases in both selling, general and administrative expenses as well as research and development expenses. We believe that our results during the third quarter of 2014 are indicative of improving operational efficiency and leverage as reflected in the decrease in the ratio of selling, general and administrative expenses as a percentage of revenue to 28% during the third quarter of 2014, when compared with a ratio of 32% during the third quarter of 2013.

Our bookings, which reflect the value of executed contracts for our solutions, totaled $223 million for the third quarter of 2014, which is lower compared with bookings of $234 million for the second quarter of 2014 and $236 million for the third quarter of 2013. Bookings for the third quarter of 2013 included a significant agreement for expanded software and services with one of our large clients. The decrease in bookings on a sequential quarter basis was primarily due to a decline in bookings associated with certain Meaningful Use requirements. Approximately 39% of our total bookings for the third quarter of 2014 were related to subscription-based agreements compared with 40% for the third quarter of 2013.

Total revenue for the third quarter of 2014 was $345 million compared with $330 million for the third quarter of 2013. While our bookings for the nine months ended September 30, 2014 have increased when compared with bookings for the comparable period of 2013, revenue for the third quarter of 2014 does not reflect the full impact of the increase in bookings due in part to the timing of revenue recognition driven by the multi-year nature of new agreements, including an increase in the proportion of subscription-based arrangements and managed services contracts over the same time periods. Revenue associated with many of our managed services and population health management offerings is recognized over an extended period of time based on the contract period or subscription term.

         Selling, general and administrative expenses were $97 million during the third quarter of 2014 compared with $105 million during the third quarter of 2013, which represents a decrease of 7%. The primary drivers of the decrease in selling, general and administrative expenses were lower severance and other product consolidation costs, mostly associated with the Site Consolidation Plan and the MyWay convergence program, and lower transaction costs associated with the acquisitions of dbMotion and Jardogs. These decreases were partially offset by an approximately $6 million charge recorded in the third quarter of 2014 associated with the resolution of certain outstanding legal proceedings.

Gross research and development spending in the third quarter of 2014 totaled $56 million and consists of research and development expense of $46 million and capitalized software development costs of $10 million. This compares with gross research and development spending of $60 million in the third quarter of 2013, consisting of research and development expense of $49 million and capitalized software development costs of $11 million. The decrease was primarily driven by accelerated spending on certain software development efforts during 2013, which were not replicated in 2014. We continue to focus our development efforts on improving performance, accelerating product integration, and building new innovative solutions, as well as ensuring our products will enable clients to achieve Meaningful Use standards and comply with other industry regulations.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
System sales	$21,440	$26,498	(19.1%)	$70,601	$85,978	(17.9%)
Professional services	54,825	49,003	11.9%	167,563	169,293	(1.0%)
Maintenance	117,454	117,928	(0.4%)	348,111	351,840	(1.1%)
Transaction processing and other	151,670	136,762	10.9%	450,695	414,973	8.6%

Total revenue	345,389	330,191	4.6%	1,036,970	1,022,084	1.5%

Cost of revenue:
System sales (excluding amortization of software development and acquisition-related assets shown below)	7,313	14,767	(50.5%)	25,921	41,176	(37.0%)
Amortization of software development and acquisition-related assets	20,582	23,006	(10.5%)	61,525	62,536	(1.6%)
Professional services	50,224	47,295	6.2%	146,767	162,278	(9.6%)
Maintenance	36,638	35,841	2.2%	111,123	107,864	3.0%
Transaction processing and other	99,176	83,735	18.4%	282,004	251,973	11.9%

Total cost of revenue	213,933	204,644	4.5%	627,340	625,827	0.2%

Gross profit	131,456	125,547	4.7%	409,630	396,257	3.4%
Gross margin %	38.1%	38.0%		39.5%	38.8%
Selling, general and administrative expenses	97,034	104,506	(7.1%)	273,643	310,326	(11.8%)
Research and development	45,962	49,400	(7.0%)	151,283	151,881	(0.4%)
Asset impairment charges	188	7,371	(97.4%)	2,134	10,504	(79.7%)
Amortization of intangible and acquisition-related assets	7,112	7,722	(7.9%)	22,414	23,602	(5.0%)

Loss from operations	(18,840)	(43,452)	(56.6%)	(39,844)	(100,056)	(60.2%)
Interest expense	(7,542)	(6,895)	9.4%	(22,005)	(21,031)	4.6%
Other income (expense), net	171	(826)	(120.7%)	369	7,523	(95.1%)

Loss before income taxes	(26,211)	(51,173)	(48.8%)	(61,480)	(113,564)	(45.9%)
Income tax benefit (provision)	448	2,233	(79.9%)	(2,795)	30,156	(109.3%)

Effective tax rate	1.7%	4.4%		(4.5%)	26.6%
Net loss	($25,763)	($48,940)	(47.4%)	($64,275)	($83,408)	(22.9%)

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
System sales	$21,440	$26,498	(19.1%)	$70,601	$85,978	(17.9%)
Professional services	54,825	49,003	11.9%	167,563	169,293	(1.0%)
Maintenance	117,454	117,928	(0.4%)	348,111	351,840	(1.1%)
Transaction processing and other	151,670	136,762	10.9%	450,695	414,973	8.6%

Total revenue	$345,389	$330,191	4.6%	1,036,970	1,022,084	1.5%

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

System sales decreased during the three and nine months ended September 30, 2014 compared with the prior year comparable periods primarily due to decreases in hardware revenue of $5 million and $8 million, respectively. Software revenue during the nine months ended September 30, 2014 also decreased $7 million compared with the prior year comparable period and was relatively flat in the third quarter of 2014 as compared with the third quarter of 2013, as a shift towards subscription-based agreements continued. Hardware revenue is frequently recognized in the period of sale and, therefore, is primarily driven by the level of bookings. While our total bookings during the nine months ended September 30, 2014 were higher compared with our total bookings during the prior year comparable period, a higher proportion of our bookings during 2014 was represented by sales of managed services offerings and population health management products and solutions, which historically do not include robust hardware solutions. In addition, revenue associated with many of our managed services and population health management offerings is recognized over an extended period of time based on the contract period or subscription term and is included in transaction processing and other. As a result, the overall increase in bookings did not result in significant additional software revenue.

Professional services revenue increased during the three months ended September 30, 2014 and decreased during the nine months ended September 30, 2014 compared with the prior year comparable periods. The variability in professional services revenue is primarily due to the timing of implementation services revenue recognition associated with several large contracts in the first quarter of 2013 and the second quarter of 2014, as we achieved key delivery milestones. In addition, we experienced a decrease in overall implementation services due to a higher bookings mix of subscription-based population health management products and solutions, which generally require lower levels of professional services to implement, when compared with our ambulatory and acute products and solutions.

Maintenance revenue was essentially flat during the three and nine months ended September 30, 2014 compared with the prior year comparable periods primarily due to a stable overall maintenance base and to our clients continuing to shift from perpetual license agreements, which have separate maintenance contracts, to subscription-based arrangements for new software purchases, the revenues from which are included in transaction processing and other.

Transaction processing and other revenue increased during the three and nine months ended September 30, 2014 compared with the prior year comparable periods. This increase was primarily driven by higher revenue from subscription-based services as we expanded our customer base for population health management products and solutions, as well as for IT outsourcing and remote hosting solutions.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Total cost of revenue	$213,933	$204,644	4.5%	$627,340	$625,827	0.2%

Gross profit	$131,456	$125,547	4.7%	$409,630	$396,257	3.4%

Gross margin %	38.1%	38.0%		39.5%	38.8%

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Gross profit increased during the three and nine months ended September 30, 2014 compared with the prior year comparable periods, primarily due to increases in gross profit from system sales, professional services and transaction processing and other services. Gross profit associated with system sales increased as a result of decreases in lower-margin hardware sales, the cost of third-party software sales and the amortization of capitalized software development costs and acquisition-related intangible assets. The increase in professional services gross profit was primarily driven by lower overall utilization of third-party resources to deliver these services. Gross profit from transaction processing and other services increased driven by higher subscription-based revenue and relatively steady operating leverage. Maintenance gross profit decreased primarily due to higher third-party costs while revenue remained essentially flat.

Gross margin percentage remained relatively unchanged during the three and nine months ended September 30, 2014 compared with the prior year comparable periods as improved profitability resulting from lower overall utilization of third-party resources and favorable mix of hardware and third-party software sales was largely offset by increased infrastructure investment and IT service costs in response to increased demand for our subscription-based and hosting solutions. In addition, gross profit and gross margin percentage for the three and nine months ended September 30, 2014 include the impact of an approximately $5 million non-recurring charge related to previously deferred third-party costs within our outsourcing business recorded during the three months ended September 30, 2014.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative expenses	$97,034	$104,506	(7.1%)	$273,643	$310,326	(11.8%)

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

During the three and nine months ended September 30, 2014, selling, general and administrative expenses decreased compared with the prior year comparable periods. Significant decreases during the three and nine months ended September 30, 2014, when compared with the prior year comparable periods, were primarily due to reduced severance and other product consolidation costs, mostly associated with the Site Consolidation Plan and the MyWay convergence program, of approximately $10 million and $31 million, respectively; and reduced transaction costs associated with the acquisitions of dbMotion and Jardogs of approximately $1 million and $3 million, respectively. The decreases in selling, general and administrative expenses during the three and nine months ended September 30, 2014 were partially offset by higher stock-based compensation, which increased approximately $1 million and $4 million, respectively, and additional selling, general and administrative expenses related to our acquisitions of dbMotion, Jardogs and Oasis, which increased expenses by approximately $1 million and $3 million, respectively, when compared to the prior year comparable periods. In addition, legal expenses increased by approximately $7 million during the three and nine months ended September 30, 2014 compared with the prior year comparable periods, primarily driven by an approximately $6 million charge associated with the resolution of certain outstanding legal proceedings. The remainder of the decreases in selling, general and administrative expenses during the three and nine months ended September 30, 2014 as compared with the prior year comparable periods were primarily the result of lower personnel costs and discretionary spending as a result of actions in 2013 to consolidate locations and streamline operations.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Research and development	$45,962	$49,400	(7.0%)	$151,283	$151,881	(0.4%)

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Research and development expenses decreased during the three and nine months ended September 30, 2014 compared with the prior year comparable periods as lower total research and development spending was partially offset by a lower amount of capitalized software development costs in the current year periods. During the prior year periods, we incurred higher personnel-related expenses as we temporarily increased headcount in order to accelerate development efforts, which included efforts to meet client demand for products that enabled them to achieve Meaningful Use standards and comply with other regulatory requirements. During the nine months ended September 30, 2014, we continued to invest in strategic research and development projects aimed at improving product performance, integration and innovation. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects, and, therefore, it is not uncommon for the quarterly amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Asset impairment charges	$188	$7,371	(97.4%)	$2,134	$10,504	(79.7%)

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

In October of 2012, we initiated a MyWay convergence program. Since that time, we have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. As a result, we recorded non-cash charges to earnings of approximately $5.0 million during the three and nine months ended September 30, 2013 and $0.2 million and $0.7 million during the three and nine months ended September 30, 2014, respectively, related to the write-off of certain deferred costs relating to MyWay, which were determined to be unrealizable. During the nine months ended September 30, 2014, we also recorded $1.4 million of non-cash capitalized software impairment charges as a result of our decision to discontinue several software development projects. In addition, during the three and nine months ended September 30, 2013, we recorded non-cash charges of $2.4 million and $5.5 million, respectively, primarily related to product consolidation activities associated with the dbMotion acquisition.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Amortization of intangible and acquisition-related assets	$7,112	$7,722	(7.9%)	$22,414	$23,602	(5.0%)

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Amortization of intangible and acquisition-related assets recognized during the three and nine months ended September 30, 2014 decreased compared with the prior year comparable periods. During the three months ended September 30, 2013, the amortization periods for certain intangible assets ended and the intangible asset amounts were fully amortized. As a result, the first nine months of 2013 include amortization that did not recur during the first nine months of 2014. This impact was partially offset by additional amortization associated with the intangible assets acquired through the dbMotion, Jardogs and Oasis acquisitions.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Interest expense	($7,542)	($6,895)	9.4%	($22,005)	($21,031)	4.6%

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Interest expense increased during the three and nine months ended September 30, 2014 compared with the prior year comparable periods primarily due to higher accretion to interest expense of the original issue discount associated with the 1.25% Notes and higher interest cost related to our senior secured credit facility. These increases were partially offset by the write-off of approximately $3.9 million of deferred debt issuance costs associated with our previous senior secured credit facilities during the second quarter of 2013 and higher amortization of debt issuance costs during the nine months ended September 30, 2013, when compared with the current year comparable period.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Other income (expense), net	$171	($826)	(120.7%)	$369	$7,523	(95.1%)

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Other income, net for the nine months ended September 30, 2013 includes a gain of approximately $5 million resulting from the sale of our investment in Humedica, Inc. and a gain of approximately $3 million realized upon the adjustment to fair value of our prior interest in dbMotion upon our acquisition of the full remaining interest in dbMotion in March 2013.

Income Tax (Provision) Benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Income tax benefit (provision)	$448	$2,233	(79.9%)	($2,795)	$30,156	(109.3%)
Effective tax rate	1.7%	4.4%		(4.5%)	26.6%

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Our effective tax rate for the three and nine months ended September 30, 2014 was lower compared with the prior year comparable periods primarily due to the impact of an approximately $6.3 million and $24.1 million valuation allowance recorded during the three and nine months ended September 30, 2014, respectively, against federal net operating loss and credit carryforwards. In addition, the U.S. research and development credit had not been extended as of September 30, 2014 for the 2014 tax year and, therefore, no estimate for this credit has been included in the effective tax rate as of September 30, 2014. The tax benefit recorded during the three and nine months ended September 30, 2013 included the impacts of both the 2012 and 2013 research and development credits.

Segment Operations

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Clinical and Financial Solutions	$207,207	$208,554	(0.6%)	$627,075	$647,035	(3.1%)
Population Health	71,828	64,006	12.2%	211,922	189,889	11.6%
Managed Services	63,674	53,230	19.6%	188,586	166,388	13.3%
Unallocated Amounts	2,680	4,401	(39.1%)	9,387	18,772	(50.0%)

Total revenue	$345,389	$330,191	4.6%	$1,036,970	$1,022,084	1.5%

Gross Profit:
Clinical and Financial Solutions	$99,241	$95,867	3.5%	$299,998	$302,432	(0.8%)
Population Health	46,975	45,728	2.7%	143,548	126,069	13.9%
Managed Services	1,048	4,161	(74.8%)	12,861	16,437	(21.8%)
Unallocated Amounts	(15,808)	(20,209)	(21.8%)	(46,777)	(48,681)	(3.9%)

Total gross profit	$131,456	$125,547	4.7%	$409,630	$396,257	3.4%

Income (loss) from operations:
Clinical and Financial Solutions	$47,987	$34,980	37.2%	$139,107	$121,545	14.4%
Population Health	26,950	30,240	(10.9%)	77,349	74,824	3.4%
Managed Services	1,048	4,161	(74.8%)	12,861	16,437	(21.8%)
Unallocated Amounts	(94,825)	(112,833)	(16.0%)	(269,161)	(312,862)	(14.0%)

Total loss from operations	($18,840)	($43,452)	(56.6%)	($39,844)	($100,056)	(60.2%)

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue	$207,207	$208,554	(0.6%)	$627,075	$647,035	(3.1%)
Gross profit	$99,241	$95,867	3.5%	$299,998	$302,432	(0.8%)
Gross margin %	47.9%	46.0%		47.8%	46.7%
Income from operations	$47,987	$34,980	37.2%	$139,107	$121,545	14.4%
Operating margin %	23.2%	16.8%		22.2%	18.8%

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Clinical and Financial Solutions revenue decreased during the three and nine months ended September 30, 2014 compared with the prior comparable periods as decreases in revenue from system sales, professional services and maintenance were partially offset by an increase in transaction processing and other revenue. System sales, professional services and maintenance revenue decreased primarily as a result of the continued shift towards a recurring, subscription-based revenue model. We also experienced a decrease in implementation services driven by fewer upgrades and net new implementations of our ambulatory and acute products. Transaction processing and other revenue for the Clinical and Financial Solutions segment increased, reflecting an increasing share of subscription-based revenue.

Gross profit and gross margin percentage remained relatively steady during the three and nine months ended September 30, 2014 compared with the prior year comparable periods, primarily due to our continued lower usage of third-party resources, which typically have higher labor rates. Operating margin improved as our selling, general and administrative expenses decreased, primarily as a result of lower personnel costs. Our research and development expenses were also lower compared to the prior year comparable periods as we continued to rebalance our spending across our various business units in line with our strategic objectives and the maturity of our product offerings.

Population Health

Our Population Health segment derives its revenue from the sale of health management solutions, which are mainly targeted at hospitals, health systems and ACOs, and which enable such organizations to connect, transition, analyze, and coordinate care across the entire care community.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue	$71,828	$64,006	12.2%	$211,922	$189,889	11.6%
Gross profit	$46,975	$45,728	2.7%	$143,548	$126,069	13.9%
Gross margin %	65.4%	71.4%		67.7%	66.4%
Income from operations	$26,950	$30,240	(10.9%)	$77,349	$74,824	3.4%
Operating margin %	37.5%	47.2%		36.5%	39.4%

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Population Health revenue increased during the three and nine months ended September 30, 2014 compared with the prior year comparable periods as increases in revenue from professional services, maintenance and transaction processing and other were partially offset by a decrease in system sales. The increase in revenue during the third quarter of 2014 compared with the third quarter of 2013 was primarily due to increased demand for our population health management products and solutions. The increase in revenue during the nine months ended September 30, 2014 compared with the prior year comparable period was primarily due to our acquisitions of dbMotion and Jardogs in March 2013. The decrease in system sales was due to a larger mix of subscription-based products sold in the current year compared with prior year.

Gross profit increased during the three and nine months ended September 30, 2014 compared with the prior year comparable periods, reflecting the increase in revenue. The gross margin percentage decreased during the third quarter of 2014 compared with the third quarter of 2013, primarily due to higher third-party and internal resources costs to meet increased demand for installation services during the current quarter. The increase in gross margin percentage during the nine months ended September 30, 2014, when compared with the prior year comparable period, reflects the full profitability from sales of dbMotion’s community health solutions, which were sold prior to our acquisition of dbMotion in March 2013. Operating margin decreased during the three and nine months ended September 30, 2014 due to higher selling, general and administrative expenses, as well as higher research and development expenses, when compared with the prior year comparable periods.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue	$63,674	$53,230	19.6%	$188,586	$166,388	13.3%
Gross profit	$1,048	$4,161	(74.8%)	$12,861	$16,437	(21.8%)
Gross margin %	1.6%	7.8%		6.8%	9.9%
Income from operations	$1,048	$4,161	(74.8%)	$12,861	$16,437	(21.8%)
Operating margin %	1.6%	7.8%		6.8%	9.9%

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Managed Services revenue increased during the three and nine months ended September 30, 2014 compared with the prior year comparable periods. These increases were primarily due to additional revenue associated with expanding our IT outsourcing services at several of our large clients. Bookings for the Managed Services segment also increased during the nine months ended September 30, 2014 compared with the prior year comparable period as we signed new IT outsourcing and remote hosting agreements. Revenue related to managed services agreements is recognized as services are performed and, therefore, bookings are reflected in revenue over multiple future quarters.

The overall profitability of the Managed Services segment declined during the three and nine months ended September 30, 2014, when compared with the prior year comparable periods, as both our internal labor costs and the costs of third-party outsourcing services remained high relative to revenue as we continued to respond to increased demand for our IT outsourcing and remote hosting solutions. The increase in costs was partially due to an approximately $5 million non-recurring charge related to previously deferred third-party costs within our outsourcing business recorded during the three months ended September 30, 2014. Additionally, we experienced an increase in infrastructure maintenance and IT service costs related to remote hosting client contracts primarily driven by incremental expenses to improve our remote hosting solutions and expand our remote hosting operations into a new facility.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue	$2,680	$4,401	(39.1%)	$9,387	$18,772	(50.0%)
Gross profit	($15,808)	($20,209)	(21.8%)	($46,777)	($48,681)	(3.9%)
Gross margin %	NM	NM		NM	NM
Income from operations	($94,825)	($112,833)	(16.0%)	($269,161)	($312,862)	(14.0%)
Operating margin %	NM	NM		NM	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

During the three and nine months ended September 30, 2014, revenue decreased compared with the prior year comparable periods, due to lower hardware sales. Hardware sales were lower primarily as a result of a higher proportion of our current year bookings being represented by managed services offerings and population health management products and solutions, which historically do not include robust hardware solutions. Deferred revenue-related and other adjustments, primarily associated with the dbMotion acquisition, were lower during the three months ended September 30, 2014 and higher during the nine months ended September 30, 2014, when compared with the prior year comparable periods.

Unallocated expenses decreased by approximately $18 million during the three months ended September 30, 2014, compared with the prior year comparable period, primarily due to decreases in severance and other product consolidation costs, including those associated with the Site Consolidation Plan and the MyWay convergence program, of approximately $5 million; non-cash asset impairment charges of approximately $7 million; transaction-related costs, which were mostly related to the dbMotion acquisition, of approximately $1 million; amortization of intangible assets of approximately $3 million; facility costs of approximately $1 million; marketing expenses of approximately $1 million; and deferred revenue-related and other adjustments of approximately $2 million.

Unallocated expenses decreased by approximately $44 million during the nine months ended September 30, 2014, compared with the prior year comparable period, primarily due to decreases in severance and other product consolidation costs, including those associated with the Site Consolidation Plan and the MyWay convergence program, of approximately $25 million; non-cash asset impairment charges of approximately $8 million; transaction-related costs, which were mostly related to the dbMotion acquisition, of approximately $6 million; amortization of intangible assets of approximately $5 million; bad debt expense of approximately $4 million; and professional services expenses of approximately $2 million. Partially offsetting these decreases were higher stock-based compensation of approximately $4 million and deferred revenue-related and other adjustments of approximately $2 million.

Contract Backlog

Contract backlog represents the value of bookings, client renewals, transaction fees and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013	% Change from September 30, 2014
(Dollar amounts in millions)				December 31, 2013	September 30, 2013
Contract backlog:
System sales	$155	$129	$100	20.2%	55.0%
Professional services	234	378	378	(38.1%)	(38.1%)
Maintenance	852	827	831	3.0%	2.5%
Transaction processing and other	2,174	2,073	2,002	4.9%	8.6%

Total contract backlog	$3,415	$3,407	$3,311	0.2%	3.1%

Total contract backlog as of September 30, 2014 was higher compared with September 30, 2013, primarily due to an increase in transaction processing and other services, driven by an increase in the proportion of subscription-based arrangements and managed services contracts. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations.

Bookings

Bookings reflect the value of executed contracts for software, hardware, professional services, remote hosting, outsourcing and subscription-based services. Bookings were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2014	2013	% Change	2014	2013	% Change
Bookings	$233	$236	(5.5%)	$680	$628	8.3%

Bookings were lower for the three months ended September 30, 2014, and increased for the nine months ended September 30, 2014, compared with the prior year comparable periods. Bookings for the third quarter of 2013 included a significant agreement for expanded software and services with one of our large clients. Bookings were lower on a sequential quarter basis primarily due to a decline in bookings associated with certain Meaningful Use requirements. The increase in bookings for the nine months ended September 30, 2014 was primarily driven by higher bookings related to our population health management products and solutions, and managed services offerings, and reflects demand across our installed base as well as from new domestic and international clients. We attribute this improvement in our bookings for the nine months ended September 30, 2014 largely to our continued focus on delivering on our critical client obligations, including improved product performance and integration, as well as delivery execution.

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of approximately $39 million and our senior secured credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	$ Change
Net loss	($64,275)	($83,408)	$19,133
Non-cash adjustments to net loss	172,847	134,341	38,506
Cash impact of changes in operating assets and liabilities	(56,569)	12,378	(68,947)

Net cash provided by operating activities	$52,003	$63,311	($11,308)

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Net cash provided by operating activities decreased by approximately $11 million during the nine months ended September 30, 2014 compared with the prior year comparable period. This decrease was primarily driven by higher commission and bonus payments during the nine months ended September 30, 2014, partially offset by higher integration services spending associated with the MyWay convergence program during the nine months ended September 30, 2013. The higher commission payments were due to the higher bookings for the nine months ended September 30, 2014 compared with the prior year comparable period. In addition, during the nine months ended September 30, 2014, we paid approximately $10 million in connection with the resolution of claims related to our offer to upgrade MyWay clients to Professional Suite.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	$ Change
Capital expenditures	($20,656)	($56,988)	$36,332
Capitalized software	(28,318)	(30,462)	2,144
Cash paid for business acquisitions, net of cash acquired	(20,180)	(148,875)	128,695
Purchases of marketable securities, other investments and related intangible assets	(21,544)	0	(21,544)
Sales and maturities of other investments	39	12,855	(12,816)
Proceeds received from sale of fixed assets	86	0	86

Net cash used in investing activities	($90,573)	($223,470)	$132,897

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Net cash used in investing activities decreased during the nine months ended September 30, 2014 compared with the prior year comparable period, primarily due to lower cash outflows for business acquisitions and capital spending. During the nine months ended September 30, 2014, we acquired Oasis for approximately $20 million; while during the nine months ended September 30, 2013, we paid approximately $163 million, less $14 million of cash acquired from dbMotion, as part of the overall purchase considerations for dbMotion and Jardogs. In addition, during the nine months ended September 30, 2014, we acquired certain non-marketable equity securities issued by four separate third parties for total cash consideration of approximately $21 million; while during the nine months ended September 30, 2013, we received cash proceeds of approximately $12 million from the sale of our investment in Humedica, Inc. The decrease in capital spending is primarily driven by lower expenditures related to our information systems infrastructure as we completed the upgrade to our integrated enterprise resource planning (“ERP”) system in the third quarter of 2013.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	$ Change
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	$0	$336,962	($336,962)
Purchase of call option related to 1.25% senior cash convertible notes	0	(82,800)	82,800
Proceeds from issuance of warrants, net of issuance costs	0	51,208	(51,208)
Proceeds from issuance of common stock	1,670	11,256	(9,586)
Excess tax benefits from stock-based compensation	2,246	3,296	(1,050)
Taxes paid related to net share settlement of equity awards	(8,891)	(7,884)	(1,007)
Payments of capital lease obligations	(337)	(416)	79
Payments of acquisition financing obligations	0	(29,671)	29,671
Credit facility payments	(73,751)	(574,281)	500,530
Credit facility borrowings, net of issuance costs	91,964	410,983	(319,019)

Net cash provided by financing activities	$12,901	$118,653	($105,752)

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Net cash provided by financing activities decreased during the nine months ended September 30, 2014 compared with the prior year comparable period, primarily due to borrowings under our prior revolving credit facility during the first quarter of 2013 to fund a portion of the cash consideration paid for the acquisitions of dbMotion and Jardogs. During the second quarter of 2013, we completed two significant financing initiatives consisting of the issuance of the 1.25% Notes and the refinancing of our senior secured credit facility. The net proceeds from the issuance of the 1.25% Notes, including the related cash flows from the purchase of the 1.25% Call Option and the issuance of warrants, were substantially used to fund the net reduction in our prior credit facility borrowings as well as the funding of our acquisition financing obligations arising from our purchase of dbMotion. During the nine months ended September 30, 2014, we borrowed approximately $18 million in net proceeds under our senior secured credit facility, primarily to finance our acquisition of Oasis.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facilities as of September 30, 2014:

(Dollar amounts in thousands)	Total	Remainder of 2014	2015	2016	2017	2018	2019	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facilities	314,367	5,625	28,125	39,375	50,625	190,617	0	0

Total principal payments	659,367	5,625	28,125	39,375	50,625	190,617	0	345,000

Interest payments:
1.25% Cash Convertible Senior Notes (1)	25,877	2,156	4,313	4,313	4,313	4,313	4,313	2,156
Senior Secured Credit Facilities (2)	35,997	5,384	10,126	9,187	7,921	3,379	0	0

Total interest payments	61,874	7,540	14,439	13,500	12,234	7,692	4,313	2,156

Total future debt payments	$721,241	$13,165	$42,564	$52,875	$62,859	$198,309	$4,313	$347,156

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on September 30, 2014, which was 2.90%. Also includes the effect of the floating-to-fixed interest rate swap through its expiration on October 31, 2014.

As of September 30, 2014, $208 million in term loans, $106 million under the revolving credit facility, and $1 million in letters of credit were outstanding under our senior secured credit facilities. As of September 30, 2014, the interest rate on our senior secured credit facilities was LIBOR plus 2.75%, which, as of such date, totaled 2.90%. The interest payments on a portion of our outstanding borrowings under the senior secured credit facilities are fixed through an interest rate swap agreement. See Note 10, “Derivative Financial Instruments” of the Notes to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of our interest rate swap agreement. We were in compliance with all covenants under our senior secured credit facility agreement as of September 30, 2014.

As of September 30, 2014, we had approximately $317 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facilities if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

The stock repurchase program approved by the Board of Directors of Allscripts Healthcare Solutions, Inc. (the “Board”) in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the six months ended June 30, 2014 and the year ended December 31, 2013. As of the date of this report, there is no current authorization.

We are currently in the fourth year of a ten-year agreement with Xerox Consultant Services (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement encompasses our payment to Xerox for certain of our employees to be retained by Xerox from our hosting staff, new remote hosting staff and technology infrastructure, as well as other data center and hosting services, for a base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the nine months ended September 30, 2014, we incurred approximately $51 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

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

(Dollar amounts in thousands)	Nine Months Ended September 30, 2014
Research and development costs directly recorded to expense	$151,283
Capitalized software development costs	28,318

Total non-GAAP R&D-related spending	$179,601

Total revenue	$1,036,970
Total non-GAAP R&D-related spending as a % of total revenue	17%

During the remainder of 2014 and in the future, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our subscription-based and hosting solutions, and expand and make leasehold improvements at certain of our facilities. Our capital spending during 2013 included costs associated with the completion of a significant upgrade to our integrated ERP system, which are not expected to recur in the near future, and accelerated spending on certain software development efforts. As a result, we expect our capital spending during the year ending December 31, 2014 to be lower when compared with the year ended December 31, 2013.

We believe that our cash, cash equivalents and marketable securities of approximately $37 million as of September 30, 2014, our future cash flows, and our borrowing capacity under our senior secured credit facilities, when taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the three months ended September 30, 2014, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K and adjusted for the increases in our purchase commitments disclosed in our periodic reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended September 30, 2014.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting during the quarter ended September 30, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The stock repurchase program approved by the Board of Directors of Allscripts Healthcare Solutions, Inc. (the “Board”) in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the six months ended June 30, 2014 and the year ended December 31, 2013. As of the date of this report, there is no current authorization.

Item 6.	Exhibits

(a)    Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
Executive Vice President, Chief Financial Officer

Date: November 7, 2014

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase