Form 10-K
period 2014-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2015-03-02
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,858,836,224. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 24, 2015, there were 180,520,813 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2015 annual meeting of stockholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Each of the terms “we,” “us,” or “our” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

The “Business” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this Annual Report on Form 10-K (this “Form 10-K”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Such statements can be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Actual results could differ from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” of this Form 10-K, which are incorporated herein by reference. We do not undertake to update any forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

Overview

We deliver information technology (“IT”) and services to help healthcare organizations achieve better clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, retail clinics, retail pharmacies, pharmacy benefit managers and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), connectivity, hosting, outsourcing, analytics, patient engagement, and population health products and services.

Our solutions empower healthcare professionals with the data, insights, and connectivity they need to succeed in an industry that is rapidly changing from fee-for-service to value-based-care models. We believe we offer some of the most comprehensive solutions in our industry today. Healthcare organizations can effectively manage patients and patient populations across all care settings using a combination of our physician, hospital, health system, post-acute care, and population health management products and services. We believe these solutions will help transform health care as the industry seeks new ways to manage risk, improve quality, and reduce costs.

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

Healthcare IT Industry

The healthcare IT industry is facing significant opportunities and challenges due to ongoing regulations and changes in industry standards. These include:

●

ARRA/HITECH: In 2009, the U.S. federal government enacted the American Recovery & Reinvestment Act (“ARRA”), which included the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH authorized the EHR Incentive program (the “Meaningful Use” program), which provided significant incentive funding to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions.

●

ANSI-5010/ICD-10: Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the U.S. Department of Health and Human Services (“HHS”) has implemented a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility, which are called ANSI-5010. Additionally, HIPAA requires entities to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems from the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2015. These changes in coding standards require our clients to upgrade to more advanced versions of our solutions.

●

Provider Reimbursement: In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service in part by enrolling in an advanced payment model, which could further encourage adoption of healthcare IT. For instance, the Centers for Medicare and Medicaid Services (“CMS”) announced its intention to ensure that fifty percent (50%) of Medicare provider payments are sourced through alternative payment models by 2018, including likely expansion of programs such as Accountable Care Organizations (“ACOs”), which reward providers who contain costs and improve quality through care coordination and population health efforts. Another initiative that involves many of our clients is the Comprehensive Primary Care Initiative, which is working toward similar goals by emphasizing the role of the primary care provider. Another important driver of health IT adoption in the primary care space is the Patient Centered Medical Home program, a voluntary program in which many of our clients are participating and that has a strong emphasis on quality measurement and patient engagement. As a result of these programs, significant levels of reimbursements will require providers to capture, communicate, measure, and share outcomes through technology solutions such as ours.

●

PPACA: The Patient Protection and Affordable Care Act (as amended, the “PPACA”), which was signed into law in 2010, has impacted and will likely continue to impact us and our clients. Some PPACA provisions may have a positive effect by requiring the expanded use of products such as ours to participate in certain federal programs. Other provisions, such as those mandating reductions in reimbursement for certain types of providers, may have a negative effect by reducing the resources available to our current and prospective clients to purchase our products. Ambiguity remains for the industry as a whole regarding the future of many programs initially authorized by the PPACA, as CMS and the Center for Medicare and Medicaid Innovation continue to pilot several new approaches to payment and delivery system reform.

We believe that these and other changes in laws and regulations, along with increasing pressure from private payers to move providers to quality-based payment programs, will continue to drive adoption of healthcare IT products and services such as ours. For example, although many large physician groups have already purchased EHR technology, we expect those groups may choose to replace their older EHR technology to comply with future Meaningful Use program requirements and to add new features and functionality. We also seek replacement markets for health information exchanges (“HIE”) and patient portals, despite their recent deployment.

Our Solutions

We offer several types of products and services for different segments of the healthcare IT market, which support healthcare delivery in every care setting.

Ambulatory Solutions

For physician practices of every size and specialty, our solutions include integrated EHR and practice management functionality, which are available either via traditional on-premise delivery or as a hosted service, as well as revenue cycle management services, clearinghouse services, and stand-alone electronic prescribing. We also provide a variety of solutions for home care, hospice, skilled nursing, and other post-acute organizations. Ambulatory solutions include:

●

Allscripts TouchWorks® EHR (formerly known as Allscripts Enterprise EHR) is an award-winning solution on an Open platform designed to enhance physician productivity using tablet PCs, smartphones, or a desktop workstation. Allscripts TouchWorks EHR automates common tasks, making it easier to prescribe medication, dictate notes, order lab tests, view results, document clinical encounters, and capture charges. In addition to Meaningful Use certification and ICD-10 readiness, Allscripts TouchWorks EHR is the ambulatory clinical software solution of choice for multi-site, multi-specialty practices as well as academic medical centers and clinics. Well designed for the specific needs of physicians in today’s increasingly interconnected healthcare environment, Allscripts TouchWorks EHR empowers and connects an organization clinically, operationally, and financially.

●

Allscripts Practice Management™ is a practice management system that streamlines financial and administrative aspects of physician practices, including patient scheduling and registration, electronic claims submission, electronic remittances, and patient billing and collections. In addition to Meaningful Use Stage 2 certification and ICD-10 readiness, this system also provides multiple resource scheduling, instant reporting, and referral tracking. Our electronic data interchange solution facilitates statement management processing, claims management processing, electronic remittances, and appointment reminders.

●

Allscripts Professional EHR™ is for small to mid-size practices looking to connect with the community and improve clinical, operational, and financial outcomes. Certified for Meaningful Use Stage 2 and ready for ICD-10, Allscripts Professional EHR enables practices to simplify daily processes, easily document care, attain better insights from analytics, enhance intra-office staff communications, and improve patient engagement, education, and communication. Practices also benefit from robust clinical decision support tools at the point of care and access to a suite of mobile and web-hosted solutions for access to data on the go.

●

Allscripts ePrescribe™ is a web-based electronic prescribing solution that is safe, secure, and requires no additional hardware. It offers the capability to electronically prescribe directly from a client’s iPhone® or mobile device. Allscripts is an industry leader in electronic prescribing with more than ten years of experience and over 100,000 users. Features of Allscripts ePrescribe include electronic prescribing of controlled substances (“EPCS”), electronic prior authorization, and improved patient safety with instant drug interaction checks, dosage levels, adverse reaction, and duplicate therapy checks.

●

Allscripts Payerpath® is a leading revenue cycle management and clearinghouse service, which has processed more than one billion claims-related transactions in recent years. Used by thousands of physicians, Allscripts Payerpath provides the credibility, experience, and results demanded by both payers and providers. Allscripts Payerpath’s comprehensive suite of internet solutions address every step in the reimbursement cycle for healthcare organizations.

●

Allscripts Revenue Cycle Management Services™ is a complete, end-to-end, integrated financial and administrative management solution for physician practices that uses a hosted, software-as-a-service (“SaaS”) environment. This solution provides the opportunity for physician practices to achieve optimization of best practice business processes for improved financial results.

●

Sunrise Ambulatory Care™ is a complete solution for outpatient care that enables physician practices to operate more efficiently through every stage of care and administration. Physicians can use the same user-friendly tools across outpatient and inpatient care rather than having to learn multiple systems.

●

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

Acute Care Solutions

Allscripts Sunrise™ is our integrated complete EHR solution for hospitals, health systems, and physicians, marrying powerful clinical capabilities with next-generation revenue care and administrative solutions.

Our acute care offerings include the following clinical, access, financial, and departmental solutions:

●

Sunrise Clinicals™ includes the major integrated applications Sunrise™ Acute Care, Sunrise™ Ambulatory Care, Sunrise™ Critical Care, Sunrise™ Emergency Care, Sunrise™ Pharmacy, and Sunrise™ Surgical Care, in addition to related modules and capabilities, such as knowledge-based charting, knowledge-based medication administration, and others. Sunrise Clinicals enable a physician, nurse or other authorized clinician to view patient data and enter orders quickly at the point of care, from virtually any other point in the enterprise or through secure remote access. Built around the needs of decision support on an Open platform, Sunrise Clinicals provides evidence-based clinical decision support at the time of order entry and enables interworking with third-party vendors and applications.

●

Sunrise™ Surgical Care uses the single patient record to support the distinct needs of the perioperative environment to improve patient care and outcomes, improve efficiency, manage costs, and capture revenue. With iPro Anesthesia from iProcedures™, Sunrise Surgical Care offers access to patient data in the Sunrise continuous patient record through an encrypted data portal to the iPad, wherever a clinician has access to an internet connection.

●	Sunrise Emergency Care™ increases emergency department throughput and improves clinical and financial outcomes.
●	Sunrise™ Mobile MD II is a comprehensive rounding tool for mobile devices that run the Apple iOS operating system (“iOS”), enabling clinicians quick, easy, and secure access to patient data.
●	Sunrise™ Mobile Care is an easy-to-use iOS mobile application for registered nurses and other clinical staff, enabling quick, easy, and secure access to patient data.

●

Sunrise™ Record Manager automates the workflow associated with the collection, maintenance, and distribution of information to maximize the benefits of an EHR. It helps hospitals better meet regulatory reporting requirements by making data more accessible for easier, faster information gathering and compilation in the enterprise health information system.

●	Sunrise™ Radiology delivers imaging data as an integrated part of the overall patient record that is accessible to clinicians at the point of care or at other points of decision-making.
●

Sunrise™ Access Manager shares the Sunrise platform and database, which includes Sunrise Enterprise Scheduling and Sunrise Enterprise Registration. These integrated solutions enable healthcare providers to identify a patient at any time within a healthcare organization and to collect and maintain patient information on an enterprise-wide basis.

●

Sunrise™ Financial Manager provides comprehensive revenue cycle management for hospitals and health systems. Functionalities include revenue capture, billing, and receivables for the management of both hospital and hospital-based physician billing. It enables compliance, improves billing and collections accuracy, and optimizes revenue cycle through a unique visual view of the user’s workflows, enabling users to adapt easily to business changes.

●

Allscripts ED™ manages patient flow through the emergency department by tracking patient location, activity, and outstanding orders and procedures. It guides emergency clinicians in entering consistent, complete, and efficient documentation on patients and provide sharable, real-time, mobile access to patient information from registration to discharge.

●

Allscripts EPSi™ is a financial performance management solution that provides integrated analytics, cost-based accounting, budgeting, and knowledge-based performance management. Allscripts EPSi integrates strategic planning, product-line budgeting, cost accounting, and operation and capital budgeting to enable healthcare organizations to more effectively and accurately forecast its financial future and address its financial challenges.

●

Allscripts Patient Flow™ is an enterprise-wide clinical resource management and operational analytics solution, assisting with patient throughput management by automating complex and labor intensive hospital processes. It can help improve care coordination and communication while increasing overall efficiency and maximizing use of resources. It addresses all major aspects of patient flow in a hospital, from bed management to transport and turnover.

●

Allscripts Clinical Performance Management™ is an EHR-agnostic analytics solution used to monitor and improve clinical performance, report on Meaningful Use Stage 1 and Stage 2 compliance, and, ultimately, reduce the cost of care. With indicators and structured reports for more than 90 quality measures, it provides actionable, automated clinical reporting, and organizes transactional clinical data into meaningful information.

●

Allscripts Homecare™ is designed to improve clinical quality of care, financial performance, and operational control for large, integrated home care organizations and small home care companies. With a strong mobile platform as well as business, clinical, and scheduling functionalities, it enables all users across home health, hospice, and private duty organizations to support EHR capabilities specifically to these segments.

●

Allscripts Referral Management™ enables home health agencies, hospice agencies, and post-acute care facilities to track all patient referrals in a single system. Using this solution, organizations automatically receive and respond to referrals from hospitals, enter referrals from non-electronic sources, and collect marketing information.

Population Health Management Solutions

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

We design our population health management solutions for hospitals, health systems, integrated delivery networks, physician practices, clinically integrated networks, ACOs, and organizations undertaking value-based care. Our solutions enable such organizations to connect, transition, analyze, and coordinate care across the entire care community. Our primary population health management offerings are:

●

Allscripts dbMotion™ is a strategic HIE platform for care coordination, population health management, and analytics that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. It provides a longitudinal clinical data repository with semantically harmonized patient data, point-of-care workflow tools, a physician portal, population health support, and an analytics gateway, all of which potentially reduce the cost of care delivery and enable better caregiver-to-caregiver coordination. We acquired this platform through our acquisition of dbMotion, Ltd. (“dbMotion”) in 2013.

●

Population Health Analytics™ is a real-time, point-of-care solution within the provider’s EHR workflow to help reduce the costs of chronic disease management and reduce readmissions. The solution provides analytics for high-cost, high-priority chronic diseases, including diabetes, coronary artery disease, hypertension, chronic obstructive pulmonary disease, and asthma. This data enables physicians to identify target populations, measure performance and outcomes, analyze utilizations, and manage risk.

●

Collaborate, functionality available through Allscripts dbMotion, delivers web-based functionality to provide clinical teams with a broader view of their patients, all within their day-to-day workflow. It enables organizations to view and filter patient lists based on provider-specified criteria for encounters, clinical documents, imaging, and labs for a single patient or for multiple patients.

●

EHR Agent, functionality available through Allscripts dbMotion, alerts clinicians to patient information in the community record that might exist outside of their native EHR. Providers can view and assess the information, using it to support clinical decisions and care delivery. The application also closes the loop, enabling users to pull specific data elements into their native EHRs.

●

dbMotion Clinical Analytics Gateway, functionality available through Allscripts dbMotion, enables healthcare organizations to leverage analytics packages. To effectively manage populations, clinical analytics must be built on top of harmonized data, aggregated from across the connected community. Analysis based upon normalized clinical data through dbMotion Clinical Analytics Gateway can enable better population management and risk assessment.

●

FollowMyHealth® is a cloud-based patient engagement platform that is EHR-agnostic and integrates seamlessly with all systems across the enterprise. Patients have a single point of access regardless of the individual provider’s software, and discrete patient-generated data flows directly back to the EHR to automatically populate the medical record. FollowMyHealth can be “white labeled” to expand the organization’s brand footprint across an entire community. In addition, its SaaS-delivery model ensures rapid deployment and places minimal demands on internal IT resources. We acquired FollowMyHealth through our acquisition of Jardogs LLC (“Jardogs”) in 2013.

●

FollowMyHealth® Achieve enables providers to engage patients directly in the ongoing management of their care – monitoring compliance with care plans remotely and initiating interventions quickly as needed to influence behavior and impact outcomes. Providers enter orders into their Allscripts EHR for a range of conditions, including congestive heart failure, diabetes, hypertension, and obesity. Patients access and follow their clinicians’ orders via the FollowMyHealth portal, which can include use of wireless devices integrated with the portal (such as scales, blood pressure monitors, and blood glucose meters). FollowMyHealth monitors patient for compliance and rule violation and the care team is alerted via EHR messaging if patient is noncompliant or results exceed parameters.

●

Allscripts Value-Based Care Services support payers and providers seeking to capitalize on opportunities presented by risk-sharing and other value-based models. Its offerings include executive-level advisory and consultative services, practice management infrastructure and workflow support, patient outreach (e.g., via a call center), and medical cost reduction and quality improvement programs. Additional web-based software solutions supply benefits administration and claims adjudication capabilities, supported by care coordination and claims-based analytics, to better manage healthcare spending of patient populations.

●

Allscripts Care Management™ is a fully-integrated, web-based solution that simplifies and consolidates utilization management, discharge planning, outpatient care management, documentation integrity, quality management, and risk management for hospitals and post-acute care facilities. This system is based on a SaaS-model designed to provide ease of use and minimal IT staff involvement.

●

Allscripts Care Director™ extends Allscripts Care Management by coordinating outpatient care across home care, physician practices, hospitals, post-acute care facilities, and community services. This web-based solution, which can also be implemented as a stand-alone solution, can help organizations by managing at-risk patients, improving transitions of care, reducing potential readmissions, decreasing redundancies, and connecting all care settings. Patient information can be imported directly into Allscripts Care Director, or pulled from Sunrise Acute Care or certain other third-party EHR systems via Allscripts Care Management.

In 2013, we took several significant steps to solidify and advance our population health management solutions, which included the acquisitions of dbMotion, a leading supplier of community health solutions, and Jardogs, the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solutions provider. We also released our Allscripts Care Director solution in 2013. During 2014, we further advanced our population health management capabilities by introducing additional innovative features, functionality, and enhancements to our solutions, particularly in the areas of connectivity, collaboration and data analytics. Taken together, we believe our solutions are delivering value to our clients by providing them with powerful connectivity and patient engagement and care coordination tools, enabling their users to better comply with the Meaningful Use program. For example, dbMotion’s platform is capable of harmonizing data from more than 350 clinical information systems such as EHR, radiology, and laboratory systems, and was being used, as of the end of 2014, in approximately 500 hospitals and care settings globally. Also as of the end of 2014, more than 3,000 healthcare organizations were using FollowMyHealth, connecting more than 326,000 providers and caregivers, which represents significant growth from the prior year end. These solutions contribute to our current success, and we expect them to be a key driver of our future growth, both domestically and globally.

Services

●

Managed IT Services are modular, cost-effective outsourcing services that enhance productivity for healthcare professionals. Our services model uses skilled professionals, best practices, and proven technology to enable continuous improvement across the healthcare organization. These services assist clients who need experienced staff to augment IT projects or implementations. Alternatively, our clients can fully outsource their entire IT function to us, in which case we manage the day-to-day operations of their IT function, including related procurement and budgeting activities.

●

Allscripts Hosting Solutions help our clients manage their complex healthcare IT solutions infrastructure, which frees up physical space, resources, and costs associated with maintaining computer servers and deploying client-based applications on-site for our clients. We effectively manages our clients’ hosted environment, including providing backup, recovery management, maintenance, and security services. We also offer other remote services, such as remote monitoring and remote help desk.

●

Allscripts Professional Services help clients achieve quality outcomes through workflow optimization, best practices, applied technologies, and learning experiences through use of our products and services. We provide comprehensive offerings in implementation, consulting, education, and technical support.

Payer and Life Sciences

A successful value-based care environment requires communication and collaboration among all stakeholders in the healthcare continuum. To effect holistic change in health care, we collaborate with payers, providers, life sciences companies, pharmacy benefit managers, and other partners to develop new programs, processes, and content to improve outcomes for patients.

Benefits of Using Our Products and Services

We believe that our large base of clients as well as our solutions differentiate us from our competition. We believe we can help lead the shift from fee-for-service care to value-based care, both domestically and globally. We offer a single platform of clinical, financial, connectivity, consumer and information solutions, as well as stand-alone solutions in nearly every significant health information management category. Moreover, we are one of the few healthcare IT companies that can deliver high-quality solutions for every major healthcare setting, from solo physician practices to large academic medical groups, hospitals of every size and configuration, and post-acute organizations, such as skilled nursing facilities, home care, and hospice. A number of our solutions are cloud-based or web-based, which enables our clients to access our solutions via an Internet browser or, in some cases, via mobile device on an as-needed basis, without the cost and complexity of managing the hardware or software in-house.

We champion and innovate Open healthcare IT solutions, which means most of our products can operate with existing installed systems. Our Open platform gives clients the freedom to work with multiple vendor systems at a lower cost. Our platform enables clients and third parties to natively build applications without requiring interfaces, which are a costly and common part of solutions that use closed and proprietary architectures.

Our Strategy

Given the breadth of our portfolio and global client installed base, we believe we are well positioned to connect physicians and caregivers to patients and payors to the caregivers across all healthcare settings. We continue to compete for new opportunities among physician offices, multigroup physician specialty practices, community hospitals and health systems that are looking to one IT supplier to provide an end-to-end solution across all points of care. We believe our leadership position in the ambulatory space, in particular, gives us a competitive advantage in this regard as hospitals and health systems increasingly seek referring relationships with independent physicians across the communities they serve.

To reduce costs while maintaining the highest quality of care, global healthcare organizations need to address certain strategic imperatives. Our solutions address needs critical to the future of health care, including data analytics, interoperability, community connectivity, and consumer engagement.

•

Community Connectivity – Our care coordination solutions improve safety and quality as a patient transitions from one care setting to another. We help build assessments, monitor results, track outcomes, and make modifications in a person’s care plan. Health care is a group effort, and having full visibility into a patient’s care plan is critical. Access to comprehensive patient information is key, and our community solutions help create an organized, longitudinal patient record spanning all points of care.

•

Interoperability – Our unique Open platform connects both clinical and financial data across every setting. Many third party and client developers have successfully integrated their technology with our Open platform, and more than 50,000 providers are using applications on this platform. The Allscripts Unity platform is a proven, scalable, and user-friendly technology that enables seamless integration of devices and applications. With this unique Open platform, clients can connect to any certified application, which saves time and money and gives clients full access to a variety of applications written on the same technology.

•

Data Analytics – Healthcare organizations need to analyze dependencies, trends, and patterns. Data-driven decisions require real-time, clean data for better decisions at the point of care. Insights and analytics serve as the foundation for informed analysis and effective planning. They need information that produces true business and clinical intelligence to better manage patient populations.

•

Consumer Engagement – Our patient engagement software helps healthcare organizations achieve better outcomes, reduce emergency room visits, and decrease hospitalizations. Our software also integrates with solutions across an organization, regardless of a provider’s software. With a patient engagement platform, individuals and their families have the opportunity to become active members of their care team, which improves results.

These key strategic areas all help healthcare providers better manage populations of patients, especially those with costly chronic conditions such as diabetes, asthma, and heart disease.

Business Organization

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a SaaS-delivery model), professional services, and IT outsourcing and remote hosting services. These sales are also the basis for our recurring service contracts for software maintenance and certain transaction processing services. We revised our reportable segments effective December 1, 2013 in connection with changes to our organizational and management structure that were announced in 2013.

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

Information regarding financial data by segment is set forth in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13, “Business Segments,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Clients

As of December 31, 2014, approximately 180,000 physicians, 2,500 hospitals, and 13,000 post-acute facilities use our products and services. Our clients, including some of the most prestigious medical groups and hospitals in the United States, often serve as a reference source for prospective clients who are interested in purchasing our solutions. No single client accounted for more than 10% of our revenue in the years ended December 31, 2014, 2013, and 2012.

Research and Development

Rapid innovation characterizes the healthcare IT industry. We believe our ability to compete successfully depends heavily on our ability to ensure a continual and timely flow of competitive products, services, and technologies to the markets in which we operate.

Because of this, we continue to invest heavily into our research and development efforts. These efforts are primarily focused on developing new solutions as well as new features and enhancements to our existing solutions, which we believe will ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community. We have also expanded our software development efforts in India, which we believe will enable us to respond more efficiently and cost-effectively to changes in our software design and product development strategy.

Our total gross research and development spending was approximately $233.5 million, $241.8 million, and $205.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts consist of research and development expenses of $192.8 million, $199.8 million, and $162.1 million, and capitalized software development costs of $40.7 million, $42.0 million, and $43.0 million, for each of these periods respectively. We expense research and development expenses as incurred, and we capitalize software development costs incurred from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal use software, until the software is available for general release. Non-capitalizable research and development costs and other software maintenance costs are expensed as incurred.

Competition

The markets for our solutions and services are highly competitive, and are characterized by rapidly evolving technology and solution standards, as well as frequent introduction of new solutions and services. Some of our competitors may be more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we do.

Additionally, many of our prospective clients have invested substantial personnel and financial resources to implement and integrate competing solutions to ours. As a consequence, they may be reluctant or unwilling to migrate to our solutions. Third-party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.

We compete primarily with numerous types of organizations, including developers of revenue cycle and practice management solutions, large system integrators, electronic prescribing solutions, ambulatory and acute care EHR solutions, emergency department information systems, population health management technology, analytics systems, care management solutions, post-acute discharge management solutions, and homecare EHR solutions. We generally compete on the basis of several factors, including breadth and depth of services (including our open architecture and the level of solution integration across care settings), reputation, reliability, accuracy, security, client service, price, and industry acceptance, expertise and experience.

Our principal existing competitors in these markets include, but are not limited to: AmazingCharts.com, Inc., Aprima Medical Software, athenahealth Inc., Cerner Corporation, Computer Programs and Systems Inc., CureMD Healthcare, Curaspan Health Group, eClinicalWorks LLC, Emdeon, Epic Systems Corporation, GE Healthcare Technologies, GE Management Systems, Healthagen, Healthland, Inc., Homecare Homebase (now controlled by Hearst Corporation), Infor-Med Medical Information Systems Inc., McKesson Corporation, MEDHOST, Inc., Medical Information Technology, Inc. (Meditech), Midas+, NextTech Systems, Optum (a division of United HealthCare Corporation), PracticeFusion, Inc., Quadramed, Quality Systems, Inc., Quest Diagnostics, Roper Industries, T-System, The Trizetto Group, Inc. (a division of Cognizant Technology Solutions, Inc.), Vitera Healthcare Solutions and Wellsoft Corporation.

Backlog

We had a contract backlog of $3.4 billion as of both December 31, 2014 and 2013, respectively. Contract backlog represents the value of bookings, client renewals, transaction fees and maintenance contracts that have not yet been recognized as revenue. Of the $3.4 billion of contract backlog as of December 31, 2014, $158 million related to system sales, $230 million related to professional services, $858 million related to software maintenance, and $2.2 billion related to transaction processing and other services. We estimate that approximately 35% of our aggregate contract backlog as of December 31, 2014 will be recognized as revenue during 2015.

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

Many of our products include intellectual property obtained from third parties. For example:

●

Many of our products are built on technology provided by Microsoft Corporation, such as the Microsoft SQL Server information platform, the Microsoft .NET Framework, and the Microsoft Azure cloud platform.

●	We license content from companies such as Wolters Kluwer Health, Intelligent Medical Objects and Adheris, an inVentiv Health company, which we incorporate or use in certain solutions.
●

We have a strategic partnership with Nuance Communications, which allows us to use its Dragon Medical speech recognition products, and we have a strategic partnership with M*Modal (formerly known as MedQuist Inc.), which allows us to use its CDS Interactive Speech Recognition Applications, in each case with our suite of EHR applications.

It may be necessary in the future to seek or renew licenses relating to various aspects of our products and services. While we have generally been able to obtain licenses on commercially reasonable terms in the past, there is no guarantee that we can obtain such licenses in the future on reasonable terms or at all. Because of continuous healthcare IT innovation, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our solutions may unknowingly infringe upon an existing patent or other intellectual property rights of others. Occasionally, we have been notified that we may be infringing certain patent or other intellectual property rights of third parties.

Geographic Information

Historically, the majority of our clients and revenue have been associated with North America, where we have clients in the United States and Canada. While we remain focused on the North American market, which we expect will continue to drive our revenue in the future, we believe that there are opportunities for us globally as other countries face similar challenges of controlling healthcare costs while improving the quality and efficiency of health care delivery. As a result, we have increased our efforts to selectively expand the sales of many of our solutions outside of North America, primarily in the United Kingdom, the Middle East, Asia, and Australia.

In July 2014, we acquired Oasis Medical Solutions Limited, a provider of patient administration systems (“PAS”) in the United Kingdom. This acquisition enables us to offer integrated workflow between PAS and clinical solutions and the benefit of one business partner that provides a single-source electronic patient record to improve the efficiency and quality of healthcare delivery.

During the year ended December 31, 2014, our domestic and international sales accounted for 96% and 4%, respectively, of our total revenue. Information regarding financial data by geographic segment is set forth in Note 15, “Geographic Information,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Employees

As of December 31, 2014, we had approximately 7,200 employees worldwide. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and we file or furnish reports, proxy statements, and other information with the SEC. Such reports and information are available free of charge at our website at investor.allscripts.com as soon as reasonably practicable following our filing of any of these reports with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Furthermore, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

These are not the only risks and uncertainties that we face. Our business, financial condition, operating results, and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below. Any one or more of such factors could directly or indirectly cause our actual financial condition and operating results to vary materially from our past or anticipated future financial condition or operating results.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Industry

Markets for our products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively in these markets.

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

We compete on the basis of several factors, including:

●	breadth and depth of services, including our open architecture and the level of product integration across care settings;
●	compliance with regulatory programs;
●	reputation;
●	reliability, accuracy and security;
●	client service;
●	price; and
●	industry acceptance, expertise and experience.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially and adversely impact our business, financial condition and operating results.

Consolidation in the healthcare industry could adversely impact our business, financial condition and operating results.

Many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. Any of these factors could materially and adversely impact our business, financial condition, and operating results.

We are subject to a number of existing laws, regulations and industry initiatives and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect, both in terms of the level of government reimbursement available to our clients and in that, in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our clients in a manner that complies with those laws and regulations. The ability of our clients to do so could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with physicians, hospitals and other provider clients are unique and the healthcare IT industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our clients is uncertain. In the U.S., there are federal and state privacy and security laws; fraud and abuse laws, including anti-kickback laws and limitations on physician referrals; numerous quality measurement programs being adopted by our clients; and laws related to distribution and marketing, including off-label promotion of prescription drugs, which may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us. Furthermore, as we expand our business globally, we become subject to comparable laws and regulations in each non-U.S. jurisdiction in which we operate, which creates additional risks. See the risk factor entitled “Our business is subject to the risks of global operations” below for more information.

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

Specific risks include, but are not limited to, risks relating to:

Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud perpetrated by healthcare providers and professionals whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. The healthcare industry is subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or for the purchase or order, or arranging for or recommending referrals or purchases, of any item or service paid for in whole or in part by these federal or state healthcare programs. Several areas directly related to the use of EHRs may be discussed and/or acted upon by the investigatory bodies within federal and state governments. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a regulatory, prosecutorial or judicial authority that any of our activities involving our clients, vendors or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our license or service fees and disqualify us from providing services to clients doing business with government programs, all of which could have a material adverse effect on our business, financial condition and operating results. Even an unsuccessful challenge by regulatory or prosecutorial authorities of our activities could result in adverse publicity, could require a costly response from us and could have a material adverse effect on our business, financial condition and operating results.

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

Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our clients in a manner that is compliant with the Transaction, Security and Privacy Standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity clients. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003, and for the Security Standards in 2005, and for the HIPAA Omnibus Rule in 2013.

Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier, or NPI, for use in filing and processing healthcare claims and other transactions. Most Covered Entities were required to use NPIs in standard transactions by 2007. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of PHI that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by our clients in compliance with the Transaction, Security and Privacy Standards and are capable of being used by or for our clients in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our client contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA, HITECH or their implementing regulations on our business and operations. In the event that HIPAA, HITECH or their implementing regulations change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and operating results could be adversely affected. Additionally, certain state privacy laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our clients or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers and other identifiers, continues to be proposed and come into force at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. There is also significant variation in the laws and regulations governing prescription activity, as federal law and the laws of many states permit the electronic transmission of certain controlled prescription orders, while the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the Federal level, however, on the use of electronic prescribing for controlled substances and certain other drugs, including a new regulation enacted by the Drug Enforcement Association in mid-2010. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect many additional states to directly address these areas with regulation in the near future. In addition, the HHS published its final “E-Prescribing and the Prescription Drug Program” regulations in 2005 (effective January 1, 2006), and final regulations governing the standards for electronic prescribing under Medicare Part D in 2008 (effective June 6, 2008) (the “ePrescribing Regulations”). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). The E-prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Other rules governing electronic prescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA (the “ePrescribing Incentive Program”), as well as a set of penalties for those not transmitting a minimum number of electronic prescriptions or participating in the Meaningful Use program. This incentive program is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and which is now known as the Physician Quality Reporting System (“PQRS”). Eligible professionals do not need to participate in PQRS to participate in the ePrescribing Incentive Program. Both programs were in effect throughout 2014 and remain in effect for 2015, with both applying payment adjustments to non-participating providers. To the extent that these new initiatives and regulations foster the accelerated adoption of electronic prescribing, our business benefits from these incentive programs. However, HITECH is the most prominent incentive program since its passage, reducing the impact the MIPPA and PQRS programs have in spurring greater adoption of electronic prescribing or other healthcare IT. In general, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products are affected by such regulation because of the need of our clients to comply, as discussed above, and we expect this will continue for the foreseeable future.

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

Under HITECH, eligible healthcare professionals and hospitals may qualify for Medicare and Medicaid payment for the “meaningful use” of certified EHR technology that meets specified objectives under the Meaningful Use program. Many of our products have been certified as compliant “complete EHRs” or “compliance modules,” in accordance with the applicable certification criteria set forth by the Secretary of HHS, including the 2014 EHR Certification Edition criteria (the “2014 Edition”). Such certification does not represent an endorsement of our products or modules by HHS or a guaranty of the receipt of incentive payments by our clients. If our clients do not receive or lose expected incentive payments, this could harm their willingness to purchase future products or upgrades, and therefore could have an adverse effect on our future revenues.

We expect to see new, complex regulatory requirements in the future, including requirements related to Stage 3 “meaningful use” certification and voluntary regulations creating the 2017 Edition criteria. Even if our clients are not obligated to upgrade their products to remain compliant with Meaningful Use, they may desire to do so, and our failure to cause our products to maintain the applicable certifications could put us at a disadvantage to our competitors’ products. The possibility also exists that the regulations for the third stage of Meaningful Use and the 2017 Edition certification requirements will not allow sufficient time between promulgation and the deadlines, leading to challenges with development and deployment to clients similar to what was experienced by the industry in 2014. We may incur additional costs in designing new upgrades and products and redesigning existing products to comply with these new requirements, which could also divert resources from our other research and development priorities.

There also exist several other programs run by federal and state governments, private payers, or other non-governmental organizations, such as the National Committee for Quality Assurance, that lead our clients to request advanced product functionality from our products in order to participate in voluntary pay-for-value programs, such as Patient Centered Medical Home initiatives. These requirements are evolving and are not coordinated by these parties, which could cause us to expend additional resources to assist our clients.

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

Health Reform. The PPACA and any future repeal and replacement of the Sustainable Growth Rate may have an impact on our business. The PPACA contains various provisions which may impact us and our clients, and any replacement for the Sustainable Growth Rate would be oriented around the collection and analysis of quality measurement data from our clients. Some of these provisions (including ACOs and the Comprehensive Primary Care Initiative) may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain federal programs, for example, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the healthcare sector, including us.

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

Implementation of ICD-10 Coding for Medical Coding. CMS has mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes, on or before October 1, 2015. CMS is requiring all providers, payers, clearinghouses, and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes will affect diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2015 must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid. If our products and services do not accommodate CMS mandates at any future date, clients may cease to use those products and services that are not compliant or may choose alternative vendors and products that are compliant, which could materially and adversely impact our business, financial condition, and operating results.

Increased government involvement in healthcare could materially and adversely impact our business.

U.S. healthcare system reform at both the federal and state level could increase government involvement in healthcare, reconfigure reimbursement rates and otherwise change the business environment of our clients and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or operating results. Our clients and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

The government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our clients, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential clients and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHRs, providing clients with incentives to adopt EHR solutions or developing a low-cost government sponsored EHR solution. Additionally, certain safe harbors to the federal anti-kickback statute and corresponding exceptions to the federal Ethics in Patient Referrals Act, known as the Stark law, may continue to alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and EHR systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute EHR solutions, whose hospital clients may seek to donate their existing acute EHR solutions to physicians for use in ambulatory settings.

If the electronic healthcare information market fails to develop as quickly as expected, our business, financial condition, and operating results could be materially and adversely affected.

The electronic healthcare information market is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market, especially in response to recent government subsidies. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and operating results could be materially and adversely impacted.

We may not see the benefits of government programs initiated to accelerate the adoption and utilization of health IT.

While government programs have been initiated to improve the efficiency and quality of the healthcare sector, including expenditures to stimulate business and accelerate the adoption and utilization of healthcare technology, we may not receive any more of those funds. For example, the passage of HITECH authorized approximately $30 billion in expenditures, including discretionary funding, to further the adoption of EHRs. However, with most of those funds expended, there can be no certainty that any additional planned financial incentives, if made, will be made in regard to our services, nor can there be any assurance that HITECH will not be repealed or amended in a manner that would be unfavorable to our business. We also cannot predict the speed at which physicians will adopt EHR systems in response to such government incentives, whether physicians will select our products and services, or whether physicians will implement an EHR system at all, whether in response to government funding or at all. If the expected outcomes with respect to government programs do not materialize, or if physicians do not respond to such programs as expected, then this could materially and adversely impact our revenue growth, financial condition, and operating results.

Changes in interoperability and other regulatory standards applicable to our software could require us to incur substantial additional development costs.

Our clients and the industry leaders enacting regulatory requirements are concerned with, and often require, that our software solutions be interoperable with other third party health IT suppliers. Market forces or governmental authorities have created and could continue to create software interoperability standards that could apply to our solutions, and if our applicable products or services are not consistent with those standards, we could be forced to incur substantial additional development costs. We will likely incur increased development costs in delivering solutions to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our applicable products or services are not consistent with these evolving standards, our market position and sales could be adversely affected and we may have to invest significantly in changes to our software solutions, which could materially and adversely impact our financial condition and operating results.

Risks Related to Our Company

The realignment of our sales, services, and support organizations could adversely affect client relationships and affect our future growth.

We periodically make adjustments to our sales, services, and support organizations in response to market opportunities, management changes, product introductions, and other internal and external considerations. These changes could result in a temporary lack of focus and reduced productivity. In addition, these adjustments could result in our clients experiencing a change in our employees with whom they interact. Any of these changes could adversely impact individual client relationships, client retention, and sales of products and services to existing clients. It is also possible that these changes could adversely affect our ability to sell our products and services to new clients. Any such events could materially and adversely impact our business, financial condition, and operating results.

Our clients may not accept our products and services or may delay decisions whether to purchase our products and services.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services may require our clients to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot provide assurance that our clients will integrate our products and services into their workflow or that participants in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants, or if we fail to position our services as a preferred method for information management and healthcare delivery, our business, financial condition and operating results could be materially and adversely impacted.

It is difficult to predict the sales cycle and implementation schedule for our products and services.

The duration of the sales cycle and implementation schedule for our products and services depends on a number of factors, including the nature and size of the potential client and the extent of the commitment being made by the potential client, all of which may be difficult to predict. Our sales and marketing efforts with respect to hospitals and large health organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare and related changes in the operating environment for healthcare organizations, our current and potential clients may react by reducing or deferring investments, including their purchases of our solutions or services. If clients take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could materially and adversely impact our business, financial condition, and operating results. If clients take longer than we expect to implement our solutions, our recognition of related revenue would be delayed, which could also materially and adversely impact our business, financial condition, and operating results.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our clients’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of integrating any prior or future acquisition with our existing businesses, could cause us to incur unexpected expenses, render us unable to meet our clients’ requirements, and consequently could materially and adversely impact our business, financial condition, and operating results.

We are working to expand our operations in markets outside of the U.S. There can be no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing, and supporting our products and services abroad. Expansion of our global sales and operations may require us to divert the efforts of our technical and management personnel and could result in significant expense to us, which could materially and adversely impact our operating results.

We may be unable to successfully introduce new products or services or fail to keep pace with advances in technology.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and increasingly aggressive industry standards and introduce new products and services accordingly. We cannot provide assurance that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our operating results. Any failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our revenue growth and operating results.

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the markets in which we operate is characterized by rapid technological change, we may be unable to anticipate changes in our current and potential clients’ or users’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective clients and users, license leading technologies, and respond to technological advances and emerging industry standards and practices, all on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving client or user requirements or emerging industry standards. Any of the foregoing could materially and adversely impact our business, financial condition, and operating results.

Our business depends in part on our ability to establish and maintain additional strategic relationships.

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of the markets in which we operate. This is critical to our success because we believe that these relationships contribute towards our ability to:

●	extend the reach of our products and services to a larger number of physicians and hospitals and to other participants in the healthcare industry;
●	develop and deploy new products and services;
●	further enhance our brand; and
●	generate additional revenue and cash flows.

Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of the markets in which we operate. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors.

We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, this could materially and adversely impact our business, financial condition, and operating results.

We have acquired and expect to acquire new companies or technologies, which are subject to significant risks.

From time to time, we have made investments in, or acquisitions of, businesses, joint ventures, new services and technologies, and other intellectual property rights. We expect that we will continue to make such investments and acquisitions in the future.

Investments and acquisitions involve numerous risks, including:

●

the potential failure to achieve the expected benefits of the investment or acquisition, including the inability to generate sufficient revenue to offset acquisition or investment costs, or the inability to achieve expected synergies or cost savings;

●	unanticipated expenses related to acquired businesses or technologies and its integration into our existing businesses or technology;
●	the diversion of financial, managerial, and other resources from existing operations;
●	the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions;
●	potential write-offs or amortization of acquired assets or investments;
●	the potential loss of key employees, clients, or partners of an acquired business;
●	delays in client purchases due to uncertainty related to any acquisition;
●	potential unknown liabilities associated with an investment or acquisition; and
●	the tax effects of any such acquisitions.

In addition, the success of any prior or future acquisitions will depend, in part, on our ability to integrate our existing businesses with those of the acquired company, including the integration of products and technologies. These integrations are inherently complex, costly and time-consuming processes and involve numerous risks, including, but not limited to, unanticipated expenses and the diversion of financial, managerial, and other resources from both our existing operations and those of the acquired company’s. The integration of foreign acquisitions presents additional challenges associated with integrating operations across different cultures and languages, as well as currency and regulatory risks associated with specific countries.

If we fail to properly evaluate and execute acquisitions or investments, or if we fail to successfully integrate acquired businesses, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses or investments, which could materially and adversely impact our business, financial condition, and stock price.

Finally, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligations related to the incurrence of indebtedness. This could materially and adversely impact our stock price.

Our products or services could fail to perform properly due to errors or similar problems.

Complex technology, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new products or services or enhancements to existing products or services. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our products or services could result in:

●	product-related liabilities or patient safety issues;
●	unexpected expenses and diversion of resources to remedy errors;
●	harm to our reputation;
●	lost sales;
●	delays in commercial releases;
●	delays in or loss of market acceptance of our solutions;
●	license termination or renegotiations; and
●	privacy and/or security vulnerabilities.

Furthermore, our clients might use our products or services together with products or services from other companies or those that they have developed internally. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our products or services do not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our other solution development efforts, impact our reputation and cause significant issues with our client relationships.

We may be unable to protect, and we may incur significant costs in enforcing, our intellectual property rights.

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

We have taken efforts to protect our proprietary rights, including a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties, and technical security measures, as well as our reliance on copyright, patent, trademark, trade secret, and unfair competition laws. These efforts may not be sufficient or effective. For example, the secrecy of our trade secrets or other confidential information could be compromised by our employees or by third parties, which could cause us to lose the competitive advantage resulting from those trade secrets or confidential information. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise infringe upon, misappropriate, or use our intellectual property. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We may also conclude that, in some instances, the benefits of protecting our intellectual property rights may be outweighed by the expense.

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

Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give our competitors’ access to our technology and could materially and adversely impact our business and operating results. Any increase in the unauthorized use of our intellectual property could also divert the efforts of our technical and management personnel and result in significant additional expense to us, which could materially and adversely impact our operating results. Finally, we may be required to spend significant resources to monitor and protect our intellectual property rights, including with respect to legal proceedings, which could result in substantial costs and diversion of resources and could materially and adversely impact our business, financial condition, and operating results.

We could be impacted by unfavorable results of legal proceedings and claims, such as being found to have infringed on a third party’s intellectual property rights.

We are subject to various legal proceedings and claims that have not yet been fully resolved and that have arisen in the ordinary course of business, and additional claims may arise in the future. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation to seek to monetize patents that they have purchased or otherwise obtained. As the number of competitors, patents, and patent holding companies in our industry increases, the functionality of our products and services expands, and we enter into new geographies and markets, the number of intellectual property rights-related actions against us has increased and is likely to continue to increase. We are vigorously defending against these actions in a number of jurisdictions.

If we are found to infringe one or more patents or other intellectual property rights, regardless of whether we can develop non-infringing technology, we may be required to pay substantial damages or royalties to a third party, and we may be subject to a temporary or permanent injunction prohibiting us from marketing or selling certain products or services. Furthermore, certain of our agreements require us to indemnify our clients and third party service providers for third party intellectual property infringement claims, which would increase the costs to us of an adverse ruling on such claims, and could adversely impact our relationships with our clients and third party service providers. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These license agreements may also significantly increase our operating expenses.

Regardless of the merit of particular claims, legal proceedings may be expensive, time-consuming, disruptive to our operations, and distracting to our management. If one or more legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially and adversely impacted. Such an outcome could result in significant compensatory, punitive, or other monetary damages; disgorgement of revenue or profits; remedial corporate measures; or other injunctive or equitable relief against us, any of which could materially and adversely impact our business, financial condition, and operating results.

We maintain insurance coverage that may apply in the event we are involved in a legal proceeding or claim. This coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more claims against us, and may include larger self-insured retentions or exclusions for certain products or services. In addition, the insurer might disclaim coverage as to any future claim. This could increase the magnitude of the impact of one or more legal proceedings or claims being resolved against us.

Our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property, or the care taken to safeguard against infringement risks, with respect to the acquired company or its technology. In addition, third parties may make infringement or related claims after we have acquired companies that had not been asserted prior to the acquisition.

Our success depends on the continued service and availability of key personnel.

Much of our future performance depends on the continued availability and service of our key personnel, including our President and Chief Executive Officer, the other members of our senior management team, and our other highly qualified personnel, as well as being able to hire additional highly qualified personnel who have a deep understanding of our industry. Competition in our industry for such personnel, especially with respect to sales and technical personnel, is intense. We are required to expend significant resources on identifying, hiring, developing, motivating, and retaining such personnel throughout our organization. Many of the companies with whom we compete for such personnel have greater resources than us, and may be able to offer more attractive terms of employment. Our investment in training and developing our employees makes them more attractive to our clients and competitors, who may then seek to recruit them. Furthermore, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our failure to attract new highly qualified personnel, or our failure to retain and motivate our existing key personnel, could materially and adversely impact our business, financial condition, and operating results.

Our content and service providers may fail to perform adequately or comply with laws, regulations or contractual covenants.

We depend on independent content and service providers for communications and information services and for some of the benefits we provide through our software applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews, the routing of transaction data to third-party payers, and the hosting of our applications. Our ability to rely on these services could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our clients and damage our reputation. This could materially and adversely impact our business, financial condition and operating results.

We may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure. We also rely on independent content providers for the majority of the clinical, educational and other healthcare information that we provide. In addition, we depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. If these parties fail to develop and maintain high quality, attractive content, the value of our brand and our business, financial condition and operating results could be materially and adversely impacted.

We may be liable for use of content we provide.

We provide content for use by healthcare providers in treating patients. Third-party content suppliers provide certain of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage in an amount that we believe is sufficient for our business, we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could materially and adversely impact our business, financial condition, and operating results. Even unsuccessful claims could result in substantial costs and diversion of management and other resources.

If our security is breached, we could be subject to liability, and clients could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including PHI, financial information, and other sensitive information relating to our clients, company and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of our business operations. Similarly, denial-of-service or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property. We believe that, in recent years, companies in our industry have been targeted by such events with increasing frequency, primarily due to the increasing value of healthcare-related data.

We have devoted and continue to devote significant resources to protecting and maintaining the confidentiality of this information, including designing and implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. Any compromise of our electronic systems, including the unauthorized access, use or disclosure of sensitive information or a significant disruption of our computing assets and networks, could adversely affect our reputation or our ability to fulfill contractual obligations, could require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees, and engaging third party experts and consultants. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in civil or criminal liability or regulatory action, including potential fines and penalties. In addition, any real or perceived compromise of our security or disclosure of sensitive information may deter clients from using or purchasing our products and services in the future, which could materially and adversely impact our financial condition and operating results.

We use third-party contractors to store, transmit, or host sensitive information for our clients. While we have contractual relationships with these third-party contractors that require them to have appropriate security programs and controls in place and, frequently, to indemnify us for security-related breaches, any compromise or failure of these contractors’ security could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our clients.

Recently, other companies have experienced many high profile incidents involving data security breaches by entities that transmit and store sensitive information. Lawsuits resulting from these security breaches have sought very significant monetary damages, although many of these suits have yet to be resolved. While we maintain insurance coverage that, subject to policy terms and conditions and subject to a significant self-insured retention, is designed to address certain aspects of security-related risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in our business, and we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms.

We may be forced to reduce our prices.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of managed care organizations, group purchasing arrangements made through government programs such as the Regional Extension Centers, and government action affecting reimbursement levels related to physicians, hospitals, home health professionals or any combination thereof under Medicare, Medicaid and other government health programs. Our clients and the other entities with which we have a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our clients and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our financial condition and operating results could be materially and adversely affected.

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

We could fail to maintain and expand our business with our existing clients or effectively transition our clients to newer products.

Our business model depends on our success with maintaining our existing clients and selling new and incremental products and services to our existing clients. In addition, our success with certain clients requires our achieving interoperability between our new products and our legacy products to provide a single solution that connects healthcare providers across care settings. Certain of our clinical solutions clients initially purchase one or a limited number of our products and services. These clients might choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current clients could choose not to purchase these new offerings. If we fail to generate additional business from our current clients, our revenue could grow at a slower rate or even decrease.

In addition, the transition of our existing clients to current versions of our products presents certain risks, including the risk of data loss or corruption or delays in completion. If such events occur, our client relationships and reputation could be damaged. Any of the foregoing could materially and adversely impact our business, financial condition, and operating results.

Our business is subject to the risks of global operations.

We operate in several countries outside of the U.S., including significant operations in India and Israel, and we are further expanding our global sales efforts. This subjects our business to risks and challenges associated with operating globally, which include:

●	changes in local political, economic, social, and labor conditions;
●	natural disasters, acts of war, terrorism, pandemics, or security breaches;
●	different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences;
●

restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating, or make it cost-prohibitive for us to repatriate, cash earned in countries outside of the U.S.;

●	import and export requirements, tariffs, trade disputes, and barriers;
●	longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;
●	uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent;
●	different or lesser protection of our intellectual property;
●	different regulatory requirements that may apply to our products and/or how we operate; and
●	localization of our products and services, including translation into foreign languages and associated expenses.

All of the foregoing risks could prevent or restrict us from offering products or services to a particular market, could increase our operating costs, and could otherwise materially and adversely impact our business, financial condition, and operating results.

In addition, our compliance with complex foreign and U.S. laws and regulations that apply to our global operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, but are not limited to, internal control and disclosure rules, data privacy requirements, anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act) and other local laws prohibiting corrupt payments to government officials, and antitrust and competition regulations. Violations of these laws and regulations could result in, among other things, fines and penalties, criminal sanctions, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also affect our global expansion efforts, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or distributors, or third parties with whom we do business, will not violate our policies.

Finally, since we conduct business in currencies other than the U.S. dollar, but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may make our products and services more expensive for our global clients, or otherwise materially and adversely impact our operating results. We may occasionally hedge our global currency exposure; however, hedging programs are inherently risky and could expose us to additional risks.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxation in the U.S. and numerous foreign jurisdictions. Current economic and political conditions make tax rates in any jurisdiction, including those in the U.S., subject to significant change. Our future effective tax rates could be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including changes in tax laws affecting our products and services and the healthcare industry more generally. We are also subject to the examination of our tax returns and other documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, then this could materially and adversely impact our financial condition and operating results.

Our business and reputation may be impacted by IT system failures or other disruptions.

We may be subject to IT systems failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to or the delivery of certain of our products or services, compromise our data or our clients’ data, or result in delayed or cancelled orders as well as potentially expose us to third party claims. System failures and disruptions could also impede our transactions processing services and financial reporting.

War, terrorism, geopolitical uncertainties, public health issues, and other business disruptions have caused and could cause damage to the global economy, and thus have a material and adverse impact on our business, financial condition, and operating results. Our business operations are subject to interruption by, among other, natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other issues beyond our control. Such events could decrease our demand for our products or services or make it difficult or impossible for us to develop and deliver our products or services to our clients. A significant portion of our research and development activities, our corporate headquarters, our IT systems, and certain of our other critical business operations are concentrated in a few geographic areas. In the event of a business disruption in one or more of those areas, we could incur significant losses, require substantial recovery time, and experience significant expenditures in order to resume operations, which could materially and adversely impact our business, financial condition, and operating results.

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

Any failure to maintain adequate controls, any inability to produce accurate financial statements on a timely basis, or any adverse opinion issued by our independent registered public accounting firm related to our internal controls over financial reporting, could increase our operating costs and materially and adversely impact our operating results. In addition, investors’ perceptions that our internal controls over financial reporting are inadequate, or that we are unable to produce accurate financial statements on a timely basis, may harm our stock price and make it more difficult for us to effectively market and sell our services to clients, which could materially and adversely impact our business, financial condition, and operating results. This could also subject us to sanctions or investigations by NASDAQ, the SEC, or other applicable regulatory authorities, which could require the commitment of additional financial and management resources.

We could suffer losses due to asset impairment charges.

We are required under GAAP to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, as well as on an interim basis if indicators for potential impairment, such as a decline in our stock price, exist. Indicators that are considered include, but are not limited to, significant changes in performance relative to expected operating results, negative economic trends, or a significant decline in our stock price. In addition, we periodically review our finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates or the divestiture of a business or asset below its carrying value. We may be required to record a charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could materially and adversely impact on our operating results.

There are inherent uncertainties in management’s estimates, judgments, and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market, or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.

Risks Related to Our Common Stock

Our Board of Directors is authorized to issue preferred stock, and our certificate of incorporation, bylaws, and debt instruments contain anti-takeover provisions.

Our Board of Directors (our “Board”) has the authority to issue up to 1,000,000 shares of preferred stock and to determine the preferences, rights, and privileges of those shares without any further vote or action by our stockholders. In the event that we issue shares of preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution, or winding-up, or if we issue shares of preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock or our stock price could be materially and adversely impacted. The ability of our Board to issue shares of preferred stock without any action on the part of our stockholders could discourage, delay, or prevent a change in control of our company or changes in our management that certain of our stockholders may deem advantageous, which could lower our stock price.

Our certificate of incorporation and bylaws also contain provisions that could discourage, delay, or prevent a change in control of our company or changes in our management that certain of our stockholders may deem advantageous, which could lower our stock price. These provisions, among other things, prohibit our stockholders from acting by written consent or calling a special meeting of stockholders, and provide that our Board is expressly authorized to make, alter, or repeal our bylaws. Additionally:

●

the indenture (the “Indenture”) governing our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) may prohibit us from engaging in a change of control of our company unless, among other things, the surviving entity assumes our obligations under the 1.25% Notes;

●

if a change of control of our company occurs, the Indenture may permit holders of the 1.25% Notes to require us to repurchase all or a portion of the 1.25% Notes, and may also require us to pay a cash make-whole premium by increasing the conversion rate for a note holder who elects to convert; and

●	immediately prior to a change of control of our company, the 2013 Credit Agreement may require us to repay all indebtedness outstanding thereunder.

These provisions in our certificate of incorporation, bylaws, and debt instruments could discourage, delay, or prevent a change of control of our company or changes in our management that certain of our stockholders may deem advantageous, and therefore could limit our stock price.

Finally, our certificate of incorporation includes an election to be governed by Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This provision could discourage, delay, or prevent a change of control of our company by making it more difficult for stockholders or potential acquirers to effect such a change of control without negotiation, and may apply even if some of our stockholders consider the acquisition beneficial to them. This provision could also limit our stock price.

Our stock price is subject to volatility.

The market for our common stock has experienced and may experience significant price and volume fluctuations in response to a number of factors, many of which are beyond our control. Additionally, the stock market in general, and the market prices for companies in our industry in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations may materially and adversely impact our stock price, regardless of our actual operating performance. Furthermore, volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could materially and adversely impact our financial condition and operating results.

Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs to us and divert our management’s attention and resources, which could materially and adversely impact our financial condition and operating results.

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

We base our expense levels in part on our expectations concerning future revenue, and these expense levels are relatively fixed in the short-term. If we have lower revenue than expected, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue could materially and adversely impact our operating results. In addition, our product sales cycle for larger sales is lengthy and unpredictable, making it difficult to estimate our future bookings for any given period. If we do not achieve projected booking targets for a given period, securities analysts may change their recommendations on our stock price. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could be materially and adversely impacted.

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

Our level of indebtedness could have important consequences. For example, it could make it more difficult for us to satisfy our obligations, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, and otherwise place us at a competitive disadvantage compared to our competitors who have less indebtedness. We may also be able to incur substantial additional indebtedness in the future. If new indebtedness is added to our current indebtedness levels, the related risks that we face could intensify.

The 2013 Credit Agreement and the Indenture each contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Additionally, the 2013 Credit Agreement requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not be able to continue to meet those ratios. A breach of any of these covenants could result in an event of default under the 2013 Credit Agreement or the Indenture.

Upon the occurrence of an event of default, our lenders could terminate all commitments to extend further credit, and some or all of our outstanding indebtedness may become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments. Additionally, we have pledged substantially all of our tangible and intangible property as collateral under the 2013 Credit Agreement, and the lenders under the 2013 Credit Agreement could proceed against such collateral if we were unable to timely repay these amounts.

The accounting for the 1.25% Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the notes and may result in volatility to our Consolidated Statements of Operations.

We are obligated to settle any conversions of the 1.25% Notes entirely in cash. In accordance with GAAP, the conversion option that is part of the 1.25% Notes will be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this resulted in an initial valuation of the conversion option separate from the debt component of the 1.25% Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the 1.25% Notes, which will result in an effective interest rate reported in our financial statements significantly in excess of the stated coupon rate of the 1.25% Notes. This accounting treatment will reduce our earnings and could adversely affect the price at which our common stock trades.

For each financial statement period after the issuance of the 1.25% Notes, a hedge gain (or loss) will be reported in our financial statements to the extent the valuation of the conversion option changes from the previous period. The 1.25% Call Option (as defined under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Capital Requirements” of this Form 10-K) will also be accounted for as a derivative instrument, substantially offsetting the gain (or loss) associated with changes to the valuation of the conversion option. This may result in increased volatility to our operating results.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of our 1.25% Notes may not provide the benefits we anticipate, and may have a dilutive effect on our common stock.

Concurrently with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with, and issued the 1.25% Warrants (as defined under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Capital Requirements” of this Form 10-K) to certain of the initial purchasers of the 1.25% Notes. We entered into the 1.25% Call Option transaction with the expectation that it would offset potential cash payments in excess of the principal amount of the 1.25% Notes upon conversion of the 1.25% Notes. The hedge counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that these hedge counterparties may default under the 1.25% Call Option transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. If one or more of the hedge counterparties to the 1.25% Call Option transactions becomes subject to any insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in the volatility of our stock price. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

Separately, we also issued the 1.25% Warrants to the hedge counterparties. The 1.25% Warrants could separately have a dilutive effect to the extent that our stock price, as measured under the terms of the transaction, exceeds the strike price of the 1.25% Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2014, we leased approximately 1 million square feet of building space worldwide. Our facilities are primarily located in the United States, although we also maintain facilities in Australia, Canada, India, Israel, Singapore, and the United Kingdom. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current business requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

We hereby incorporate by reference Note 16, “Contingencies,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers

The following sets forth certain information regarding our executive officers as of February 24, 2015, based on information furnished by each of them:

Name	Age	Position
Paul Black	56	President and Chief Executive Officer
Brian Farley	45	Senior Vice President, General Counsel and Corporate Secretary
James Hewitt	48	Senior Vice President, Solutions Development
Dennis Olis	52	Senior Vice President, Operations
Richard Poulton	49	Executive Vice President, Chief Financial Officer

Paul Black has served as our President and Chief Executive Officer since December 2012 and is also a member of our Board. Prior to joining, Mr. Black served as Operating Executive of Genstar Capital, LLC, a private equity firm, and Senior Advisor at New Mountain Finance Corporation, an investment management company. From 1994 to 2007, Mr. Black served in various executive positions (including Chief Operating Officer from 2005 to 2007) at Cerner Corporation, a healthcare IT company. Mr. Black has also served as a director of Truman Medical Centers since 2001.

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

Dennis Olis has served as our Senior Vice President, Operations since November 2012. Prior to joining, Mr. Olis was employed by Motorola, Inc. and Motorola Mobility LLC, a provider of mobile communication devices and video and data delivery solutions, for over 28 years. His most recent role at Motorola was Corporate Vice President, Mobile Device Operations. From 2007 until 2009, he was Corporate Vice President of Finance, Research & Development, Portfolio Management, and Planning at Motorola.

Richard Poulton has served as our Executive Vice President, Chief Financial Officer since October 2012. From 2006 to 2012, Mr. Poulton served in various positions at AAR Corp., a provider of products and services to commercial aviation and the government and defense industries. His most recent role at AAR Corp. was Chief Financial Officer and Treasurer. Mr. Poulton also spent more than ten years at UAL Corporation in a variety of financial and business development roles, including Senior Vice President of Business Development as well as President and Chief Financial Officer of its client-focused Loyalty Services subsidiary.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “MDRX.” The following table sets forth, for the periods indicated, the high and low intra-day sales prices per share of our common stock as reported on NASDAQ.

	High	Low	Last
Fiscal Year 2014 Quarter Ended
December 31, 2014	$14.04	$11.00	$12.77
September 30, 2014	$17.17	$13.24	$13.42
June 30, 2014	$18.40	$14.40	$16.05
March 31, 2014	$19.68	$14.49	$18.03

Fiscal Year 2013 Quarter Ended
December 31, 2013	$15.54	$13.72	$15.46
September 30, 2013	$16.43	$12.91	$14.87
June 30, 2013	$14.24	$12.36	$12.94
March 31, 2013	$13.92	$9.25	$13.59

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

Stockholders

According to the records of our transfer agent, as of February 24, 2015, there were 415 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Purchases of Equity Securities

The stock repurchase program approved by our Board in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the year ended December 31, 2014. As of the date of this Form 10-K, there is no current authorization.

Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index for the period commencing on December 31, 2009 through December 31, 2014, and assuming an initial investment of $100. Data for the NASDAQ Composite index and the NASDAQ Health Services index assume reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Allscripts Healthcare Solutions, Inc.
NASDAQ Composite
NASDAQ Health Services

	2009	2010	2011	2012	2013	2014

Allscripts Healthcare Solutions, Inc.	100.00	95.25	93.62	46.56	76.42	63.12
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Health Services	100.00	100.48	82.48	93.99	134.74	161.37

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and May 31, 2010 and the seven months ended December 31, 2010 and the balance sheet data as of December 31, 2012, 2011, 2010 and May 31, 2010 are derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

					Seven
					Months Ended	Year Ended
	Year Ended December 31,				December 31,	May 31,
(In thousands, except per share amounts)	2014	2013(1)	2012	2011	2010(2)	2010
Consolidated Statements of Operations Data:
Revenue	$1,377,873	$1,373,061	$1,446,325	$1,444,077	$613,309	$704,502
Cost of revenue	831,889	838,605	839,790	778,512	315,140	315,658
Gross profit	545,984	534,456	606,535	665,565	298,169	388,844
Selling, general and administrative expenses	358,681	419,599	384,370	387,571	232,788	224,995
Research and development	192,821	199,751	162,158	104,106	43,261	49,206
Asset impairment charges	2,390	11,454	11,101	0	0	0
Amortization of intangible and acquisition-related assets	31,280	31,253	35,635	37,344	16,235	10,060
(Loss) income from operations	(39,188)	(127,601)	13,271	136,544	5,885	104,583
Interest expense	(29,297)	(28,055)	(16,187)	(20,750)	(9,687)	(1,993)
Other income (expense), net	368	7,310	(14,544)	1,685	843	946
(Loss) income before income taxes	(68,117)	(148,346)	(17,460)	117,479	(2,959)	103,536
Income tax benefit (provision)	1,664	44,320	16,307	(43,870)	(2,606)	(40,666)
Net (loss) income	$(66,453)	$(104,026)	$(1,153)	$73,609	$(5,565)	$62,870

(Loss) earnings per share - basic and diluted	$(0.37)	$(0.59)	$(0.01)	$0.39	$(0.03)	$0.42

	As of December 31,					As of May 31,
(In thousands)	2014	2013	2012	2011	2010	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,478	$64,283	$105,662	$159,428	$131,136	$145,335
Working capital	1,411	22,780	54,446	160,741	144,385	196,061
Goodwill and intangible assets, net	1,604,108	1,645,556	1,466,350	1,529,212	1,591,673	620,032
Total assets	2,508,164	2,619,663	2,349,537	2,488,502	2,418,587	1,094,690
Long-term debt	548,682	545,133	362,697	322,664	459,750	0
Total stockholders’ equity	1,284,220	1,318,145	1,284,341	1,476,720	1,383,768	806,825

(1)

Results of operations for the year ended December 31, 2013 include the results of operations of dbMotion and Jardogs for the period subsequent to the date of the acquisitions, which was, in each case, March 4, 2013.

(2)

Results of operations for the seven months ended December 31, 2010 include the results of operations of Eclipsys Corporation for the period subsequent to the date of our merger with Eclipsys Corporation, August 24, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K (this “Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K under the heading “Financial Statements and Supplementary Data” and the other financial information that appears elsewhere in this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our Business and Regulatory Environment

We deliver information technology (“IT”) and services to help healthcare organizations achieve better clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, retail clinics, retail pharmacies, pharmacy benefit managers and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), connectivity, hosting, outsourcing, analytics, patient engagement, and population health products and services.

Our solutions empower healthcare professionals with the data, insights, and connectivity they need to succeed in an industry that is rapidly changing from fee-for-service to value-based care models. We believe we offer some of the most comprehensive solutions in our industry today. Healthcare organizations can effectively manage patients and patient populations across all care settings using a combination of our physician, hospital, health system, post-acute care, and population health management products and services. We believe these solutions will help transform health care as the industry seeks new ways to manage risk, improve quality, and reduce costs.

Population Health Management is a strategic imperative for many healthcare executives today and is a primary objective for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable population health management solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. In 2013, we took several significant steps to solidify and advance our population health management solutions which included the acquisitions of dbMotion, a leading supplier of community health solutions, and Jardogs, the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solutions provider. We also released our Allscripts Care Director solution in 2013. During 2014, we further advanced our population health management capabilities by introducing innovative additional features, functionality, and enhancements to our solutions in the areas of connectivity, collaboration and data analytics. Taken together, we believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling their users to better comply with the Meaningful Use program and successfully participate in other advanced payment model programs. Population Health Management is commonly viewed as the next frontier in healthcare delivery and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

The healthcare IT industry in which we operate is facing significant challenges and opportunities, primarily due to new regulations and changes in industry standards. We believe a combination of changes in federal and state law, the development of new industry standards, and various incentives that exist today for EHR and other health IT use (including electronic prescribing and pay-for-quality initiatives) are moving health care towards an environment where EHRs are as common as practice management systems in all provider offices. As a result, we believe that HITECH and other provisions provided by ARRA, among other changes in laws, will continue to be a significant driver of healthcare IT adoption, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program, which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology, such as our EHR solutions. In order to qualify for HITECH funding under the current “meaningful use” criteria, including Stage 2 criteria, our clients are required to install and implement our products, certified as having met various requirements (as currently defined under the 2010 and 2012 ONC Final Rules and under any future HITECH regulations and guidance that ONC may release), to achieve Meaningful Use by satisfying a variety of conditions outlined by CMS in 2010, 2012 and future years. The HITECH statute provides for a phased approach to implementation of the Meaningful Use standards, which the CMS Final Rules have specified to mean Stage 1 and Stage 2 (under way), with Stage 3 currently in the rule-making process and based on the experiences to date.

Given that CMS will release future regulations related to EHRs, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by the Drummond Group and/or other bodies to be accredited in the future, the changing frequency of the certification program, as announced by ONC in December 2013, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards, could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions were certified 2011/2012 compliant by an ONC-ACB, in accordance with the applicable provider or hospital certification criteria adopted by the Secretary of HHS. Each of our market-facing EHRs were certified in early 2014 as compliant with 2014 Edition requirements, as well as the Allscripts ED, dbMotion and FollowMyHealth™ products under the modular certification option. The concept of a “complete” certification has been removed by ONC, as of September 2014, and we expect that future rule-making about the 2017 Edition will lead us to certify our products as modular components of our clients’ larger compliance strategies.

We believe that to date the HITECH program has resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use or other regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 have not been able to do so in compliance with the requirements for the 2014 Edition, which could present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments end in coming years, we expect that the payment adjustment phase of the program, which recently began and penalizes organizations not participating in the EHR Incentive program, will provide a different motivation for purchase and expansion, particularly among hospitals and the largest practices.

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

HHS has implemented a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility. These standards are called ANSI-5010. Additionally, HIPAA requires all entities who are covered by HIPAA to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2015. These changes in coding standards present a significant opportunity for our clients to get to the most advanced versions of our products, but also pose a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices who may not understand the scope of the efforts necessary to successfully transition to the ICD-10 classification. New payment and delivery system reform programs, as have been launched related to the Medicare program, are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a SaaS-delivery model), professional services, and IT outsourcing and remote hosting services. These sales are also the basis for our recurring service contracts for software maintenance and certain transaction processing services. We revised our reportable segments effective December 1, 2013 in connection with changes to our organizational and management structure that were announced in 2013.

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

Summary of Results

During 2014, we built momentum after the challenging operational and financial transformation we embarked on in 2013. We achieved significant progress toward our long-term strategic imperatives aimed at strengthening our client base, continuing to develop our products and solutions portfolio, improving our financial results, and streamlining our business operations. In particular, our focus on our clients’ needs enabled us to add new clients and strengthen and expand our relationships with existing clients. We also executed several multi-year agreements for our managed services offerings, including our largest to-date ambulatory remote hosting agreement; and expanded our global client base.

A core element of our strategy and a key to our unlocking the competitive advantage of our Open platform is our continued commitment to innovation and execution on our research and development investments. During 2014, we distributed a number of major software releases to our core ambulatory, acute care and population health management solutions. We delivered additional features and quality improvements, including those aimed at meeting Meaningful Use requirements, as well as mobile functionality. We also made equity investments of approximately $21 million in various third parties and we acquired Oasis Medical Solutions Limited (“Oasis”), a health informatics solutions provider in the United Kingdom, for approximately $20 million.

We believe that our 2014 financial results also demonstrate improved efficiency of our services delivery and operational processes. These efficiencies are reflected in the improvement in our gross margin and the reduction in our selling, general and administrative expenses as compared with 2013. During 2014, we also substantially completed our North America site consolidation plan, which we initiated in early 2013 and which involved the closing of twelve offices and one warehouse; and our MyWay convergence program, which we initiated in late 2012.

We believe that the progress we made during 2014 in continuing to transform our company in response to ever changing client, regulatory and industry demands enabled us to enhance our competitive position and expand our opportunities for future growth.

Our bookings, which reflect the value of executed contracts for our solutions, totaled $923 million for the year ended December 31, 2014, which represented an increase of approximately 2.4% over the comparable prior year amount of $902 million. Bookings for the quarter ended December 31, 2014 totaled $244 million, compared to $223 million for the third quarter of 2014 and $274 million for the fourth quarter of 2013, which represented growth of approximately 9.5% over the immediately preceding quarter and a decline of 11.0% from the fourth quarter of 2013. Approximately 44% of our total bookings for the year ended December 31, 2014 were related to subscription-based agreements as compared with 36% for the year ended December 31, 2013.

Total revenue in 2014 was $1.38 billion and remained relatively flat as compared with our prior year total revenue of $1.37 billion. Total revenue in 2014 did not reflect the full impact of the overall increase of 2.4% in our annual bookings from the prior year, due in part to the timing of revenue recognition driven by the multi-year nature of new agreements, including an increase in the proportion of subscription-based arrangements and managed services contracts over the same time periods. Revenue associated with many of our managed services and population health management offerings is recognized over an extended period of time based on the contract period or subscription term.

Selling, general and administrative expenses were $359 million during the year ended December 31, 2014, as compared with $420 million during the year ended December 31, 2013, representing a decrease of 14.5%. The primary drivers of this decrease in selling, general and administrative expenses were lower severance and other product consolidation costs, mostly associated with the North America site consolidation plan and the MyWay convergence program; lower transaction costs associated with our acquisitions of dbMotion and Jardogs; and lower personnel costs and discretionary spending as a result of actions in 2013 to streamline our operations. These decreases were partially offset by higher legal expenses associated with the resolution of certain outstanding legal proceedings.

Gross research and development spending in 2014 totaled $233 million, consisting of research and development expense of $193 million and capitalized software development costs of $40 million. This compares with the prior year gross research and development spending of $242 million, consisting of research and development expense of $200 million and capitalized software development costs of $42 million. The decrease in gross research and development spending of 3.5% was primarily driven by accelerated spending on certain software development efforts during 2013, which were not replicated in 2014. We continue to focus our development efforts to improve performance, accelerate product integration, and build new innovative solutions, as well as ensure our products will enable clients to achieve Meaningful Use standards and comply with other industry regulations.

Revenues and Expenses

Revenues are derived primarily from sales of our proprietary software (either as a direct license sale or under a SaaS-delivery model), professional and maintenance services, and IT outsourcing and remote hosting services.

Cost of revenue consists primarily of salaries, bonuses and benefits for our billable professionals, third-party software costs, third-party transaction processing and consultant costs, amortization of acquired proprietary technology and software development costs, depreciation and other direct engagement costs.

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and administrative personnel, commissions, facilities costs, depreciation and amortization, general operating expenses, and selling and marketing expenses.

Research and development expenses consist primarily of salaries, bonuses and benefits for our development personnel, third- party contractor costs and other costs directly related to development of new products and upgrading and enhancing existing products.

Asset impairment charges consist primarily of impairment charges related to our MyWay application, and to software and fixed assets affected by product consolidation activities associated with our dbMotion acquisition and our decision to discontinue several software development projects. The impairment charges related to our MyWay application include previously capitalized software development costs plus the net carrying value of a perpetual license for certain software code incorporated in MyWay and deferred costs relating to MyWay, which were determined to be unrealizable.

Amortization of intangible and acquisition-related assets consists of amortization of customer relationships, trade names and other intangibles acquired under purchase accounting related business combinations.

Interest expense consists primarily of interest on the 1.25% Notes and outstanding debt under the Senior Secured Credit Facility (as defined below) and the amortization of debt discounts and debt issuance costs.

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by us. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract client support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, SaaS transactions, software hosting services, and IT outsourcing. For some clients, we remotely host the software applications licensed from us using our own or third-party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

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

The determination of fair value of our reporting units is based on a combination of a market approach that considers benchmark company market multiples and an income approach that uses discounted cash flows for each reporting unit utilizing Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent income projections for each reporting unit as of the date of the analysis, and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance, and the expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. We also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units as part of our goodwill impairment testing.

All of our goodwill is assigned to reporting units where it is tested for impairment. The reporting units evaluated for goodwill impairment were determined to be the same as our operating segments. We performed our annual impairment test as of October 1, 2014, which consisted of a quantitative analysis. The fair value of each of our reporting units substantially exceeded its carrying value and no indicators of impairment were identified as a result of the annual impairment test. If future anticipated cash flows from our reporting units are significantly lower or materialize at a later time than projected, our goodwill could be impaired, which could result in significant charges to earnings.

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

Software Development Costs

We capitalize purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal use software, until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings.

The carrying value of capitalized software is dependent on the ability to recover its value through future revenue from the sale of the software. At each balance sheet date, the unamortized capitalized costs of a software product are compared with the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be recorded as a charge to earnings.

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

Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of the following three categories:

●	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
●

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

●	Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the embedded conversion option liability associated with the 1.25% Notes. Refer to Note 6, “Debt,” and Note 11, “Derivative Financial Instruments,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information, including defined terms, regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is substantially mitigated.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 1, “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Overview of Consolidated Results

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Revenue:
System sales	$92,241	$113,573	$145,274	(18.8%)	(21.8%)
Professional services	218,040	230,524	270,541	(5.4%)	(14.8%)
Maintenance	466,102	471,949	460,138	(1.2%)	2.6%
Transaction processing and other	601,490	557,015	570,372	8.0%	(2.3%)
Total revenue	1,377,873	1,373,061	1,446,325	0.4%	(5.1%)
Cost of revenue:
System sales (excluding amortization of software development and acquisition-related assets shown below)	35,095	54,252	62,884	(35.3%)	(13.7%)
Amortization of software development and acquisition-related assets	81,215	85,201	65,416	(4.7%)	30.2%
Professional services	191,915	215,136	234,869	(10.8%)	(8.4%)
Maintenance	146,712	143,957	145,352	1.9%	(1.0%)
Transaction processing and other	376,952	340,059	331,269	10.8%	2.7%
Total cost of revenue	831,889	838,605	839,790	(0.8%)	(0.1%)
Gross profit	545,984	534,456	606,535	2.2%	(11.9%)
Gross margin %	39.6%	38.9%	41.9%
Selling, general and administrative expenses	358,681	419,599	384,370	(14.5%)	9.2%
Research and development	192,821	199,751	162,158	(3.5%)	23.2%
Asset impairment charges	2,390	11,454	11,101	(79.1%)	3.2%
Amortization of intangible and acquisition-related assets	31,280	31,253	35,635	0.1%	(12.3%)
(Loss) income from operations	(39,188)	(127,601)	13,271	(69.3%)	NM
Interest expense	(29,297)	(28,055)	(16,187)	4.4%	73.3%
Other income (expense), net	368	7,310	(14,544)	(95.0%)	(150.3%)
Loss before income taxes	(68,117)	(148,346)	(17,460)	(54.1%)	NM
Income tax benefit	1,664	44,320	16,307	(96.2%)	171.8%
Effective tax rate	2.4%	29.9%	93.4%
Net loss	$(66,453)	$(104,026)	$(1,153)	(36.1%)	NM

NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Revenue:
System sales	$92,241	$113,573	$145,274	(18.8%)	(21.8%)
Professional services	218,040	230,524	270,541	(5.4%)	(14.8%)
Maintenance	466,102	471,949	460,138	(1.2%)	2.6%
Transaction processing and other	601,490	557,015	570,372	8.0%	(2.3%)
Total revenue	1,377,873	1,373,061	1,446,325	0.4%	(5.1%)

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

System sales decreased during the year ended December 31, 2014 compared with the prior year primarily due to decreases in software and hardware revenue of $13 million and $8 million, respectively. The decrease in software revenue was primarily driven by a continued shift from up-front software license agreements to hosted subscription-based agreements. The decrease in hardware revenue was primarily the result of this shift as we had lower hardware sales typically associated with on-premises implementations.  In addition, revenue associated with many of our IT outsourcing and remote hosting solutions and population health management offerings is recognized over an extended period of time based on the contract period or subscription term and is included in transaction processing and other. As a result, the overall increase in bookings for the year ended December 31, 2014 compared with the year ended December 31, 2013 did not result in significant additional software revenue.

Professional services revenue decreased during the year ended December 31, 2014 compared with the prior year primarily as a result of a decrease in implementation services, which was driven by work performed at reduced rates and fewer net new implementations of our ambulatory and acute solutions. Professional services revenue can also vary between periods from the timing of implementation services revenue recognition associated with large scale implementation contracts and the achievement of key delivery milestones.

Maintenance revenue decreased slightly during the year ended December 31, 2014 as compared with the prior year, primarily due to a stable overall maintenance base and our clients’ continued shift from perpetual license agreements, which have separate maintenance contracts, to subscription-based arrangements for new software purchases, the revenue from which is included in transaction processing and other.

Transaction processing and other revenue increased during the year ended December 31, 2014 compared with the prior year. This increase was primarily driven by higher revenue from subscription-based services as we expanded our client base for population health management solutions, as well as for IT outsourcing and remote hosting solutions.

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

Maintenance revenue increased during the year ended December 31, 2013 as our client base remained stable. It should be noted that we noticed a shift from perpetual license agreements that have separate maintenance contracts to bundled software and maintenance subscription-based agreements for new purchases of our products.

Transaction processing and other revenue decreased primarily as a result of the loss of an outsourcing client in early 2013. During 2013, we continued our efforts to improve the timeliness of new product releases, product performance and delivery execution, and we believe that the market responded well to these initiatives as evidenced by the sequential improvement in our bookings in each quarter of 2013.

Gross Profit

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Total cost of revenue	831,889	838,605	839,790	(0.8%)	(0.1%)
Gross profit	545,984	534,456	606,535	2.2%	(11.9%)
Gross margin %	39.6%	38.9%	41.9%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Gross profit increased during the year ended December 31, 2014 as compared with the prior year, primarily due to increases in gross profit from system sales, professional services and transaction processing and other services. The increase in gross profit associated with system sales was primarily the result of a favorable mix of hardware and software sales and decreases in the cost of third-party software sales and the amortization of capitalized software development costs and acquisition-related intangible assets. The increase in professional services gross profit was primarily driven by lower overall utilization of third-party resources to deliver these services. Gross profit from transaction processing and other services increased driven by higher subscription-based revenue. Maintenance gross profit decreased primarily due to lower revenue and higher third-party costs.

Gross margin improved slightly during the year ended December 31, 2014 compared with the prior year. The increase in the gross margin was due to lower overall utilization of third-party resources and a more favorable mix of hardware and third-party software sales, but was largely offset by increased infrastructure investment and IT service costs in response to increased demand for our subscription-based and hosting solutions.

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

Gross margin declined compared with the prior year primarily due to a higher mix of third-party systems sales, which carry lower gross margin, and the increases in the amortization of capitalized software development costs and acquisition-related intangible assets, and in transaction processing-related costs. Additionally, we experienced a decline in our billable hours.

Selling, General and Administrative Expenses

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Selling, general and administrative expenses	358,681	419,599	384,370	(14.5%)	9.2%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

During the year ended December 31, 2014, selling, general and administrative expenses decreased significantly as compared with the prior year primarily due to reduced severance and other product consolidation costs, mostly associated with the Site Consolidation Plan and the MyWay convergence program, of approximately $38 million and reduced transaction costs associated with the acquisitions of dbMotion and Jardogs of approximately $4 million. These decreases in selling, general and administrative expenses during the year ended December 31, 2014 were partially offset by higher stock-based compensation, which increased approximately $2 million, and additional selling, general and administrative expenses related to our acquisitions of dbMotion, Jardogs and Oasis, which increased expenses by approximately $4 million, when compared to the prior year. The remainder of the decrease in selling, general and administrative expenses during the year ended December 31, 2014 as compared with the prior year was primarily the result of lower personnel costs and discretionary spending as a result of actions in 2013 to consolidate locations and streamline operations.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

During the year ended December 31, 2013, selling, general and administrative expenses increased as compared with the prior year. Significant increases during the year ended December 31, 2013 included: $17 million in costs associated with the Site Consolidation Plan, including $16 million in severance and relocation expenses; MyWay convergence program costs of approximately $11 million; and additional costs related to dbMotion and Jardogs of approximately $8 million that were not present in the prior year. Selling, general and administrative expenses for the year ended December 31, 2013 as compared to the prior year also included approximately $4 million of incremental amortization related to the upgrade of our integrated enterprise resource planning (“ERP”) system, which was completed in the third quarter of 2013. These increases were partially offset by decreases in other costs, including legal expenses, facility occupancy costs and stock-based compensation.

Research and Development

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Research and development	$192,821	$199,751	$162,158	(3.5%)	23.2%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Research and development expenses decreased during the year ended December 31, 2014 compared with the prior year as lower total research and development spending was partially offset by a lower amount of capitalized software development costs in the current year. During the prior year, we incurred higher personnel-related expenses as we temporarily increased headcount in order to accelerate development efforts, which included efforts to meet client demand for solutions that enabled them to achieve Meaningful Use standards and comply with other regulatory requirements. During 2014, we continued to invest in strategic research and development projects aimed at improving solution performance, interoperability and innovation across many of our solutions. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects, and, therefore, it is not uncommon for the amount of capitalized software development costs to fluctuate.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Research and development expenses increased during the year ended December 31, 2013 compared with the prior year primarily due to an increase in people-related expenses as we increased headcount in order to accelerate development efforts to improve performance and accelerate product integration and innovation, which included efforts to meet client demand for solutions that will enable them to achieve Meaningful Use requirements. Also contributing to the increase during 2013 was a decrease in the capitalization rate of software development costs as fewer development efforts were eligible for capitalization due to the nature of the work being performed and the development status of projects.

Asset Impairment Charges

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Asset impairment charges	$2,390	$11,454	$11,101	(79.1%)	3.2%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

In October of 2012, we initiated a MyWay convergence program. Since that time, we have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. As a result, we recorded non-cash charges to earnings of approximately $0.8 million and $5.0 million during the years ended December 31, 2014 and 2013, respectively, related to the write-off of certain deferred costs relating to MyWay, which were determined to be unrealizable. During the year ended December 31, 2014, we also recorded $1.6 million of non-cash capitalized software impairment charges as a result of our decision to discontinue several software development projects. In addition, during the year ended December 31, 2013, we recorded non-cash charges of approximately $6.5 million primarily related to product consolidation activities associated with the dbMotion acquisition.

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

Amortization of Intangible Assets

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Amortization of intangible and acquisition-related assets	$31,280	$31,253	$35,635	0.1%	(12.3%)

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Amortization of intangible and acquisition-related assets recognized during the year ended December 31, 2014 was flat compared with the prior year. We recognized additional amortization during the year ended December 31, 2014 associated with the intangible assets acquired through the dbMotion, Jardogs and Oasis acquisitions. This impact was largely offset by lower amortization associated with intangible assets that became fully amortized during the year ended December 31, 2013.

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

Interest Expense

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Interest expense	$29,297	$28,055	$16,187	4.4%	73.3%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Interest expense increased during the year ended December 31, 2014 compared with the prior year primarily due to higher accretion to interest expense of the original issue discount associated with the 1.25% Notes and higher interest cost related to our Senior Secured Credit Facility (as defined below). These increases were partially offset by the write-off of approximately $3.9 million of deferred debt issuance costs associated with our previous senior secured credit facilities during the second quarter of 2013 and higher amortization of debt issuance costs during the year ended December 31, 2013, when compared with the current year.

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

Other income (expense), net

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Other income (expense), net	$368	$7,310	$(14,544)	(95.0%)	(150.3%)

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

The decrease in other income (expense), net for the year ended December 31, 2014 is primarily attributable to gains reflected in our results for the year ended December 31, 2013, including a gain of approximately $5 million resulting from the sale of our investment in Humedica, Inc. and a gain of approximately $3 million realized upon the adjustment to fair value of our prior interest in dbMotion, which occurred upon our acquisition of the full remaining interest in dbMotion.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Other income (expense), net for the year ended December 31, 2012 includes an approximately $16 million write-off of a tax indemnification asset due to the settlement of the related acquired tax position indemnified by Misys plc for an amount less than the carrying value of the indemnification asset.

Income Tax Benefit (Provision)

				2014%	2013%
	Year Ended December 31,			Change from	Change from
(In thousands)	2014	2013	2012	2013	2012
Income tax benefit (provision)	$1,664	$44,320	$16,307	(96.2%)	171.8%
Effective tax rate	2.4%	29.9%	93.4%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

During the year ended December 31, 2014, we recorded a valuation allowance of $25.8 million for federal credit carryforwards, and foreign and state net operating loss carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate is lower for the year ended December 31, 2014 as compared to the prior year, primarily due to the valuation allowance discussed above. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted into law, reinstating retroactively to January 1, 2014 the research and development credit. Our effective tax rate for 2014 includes the impact of the estimated 2014 credit of $3.1 million. As of the date of this Form 10-K, the research and development credit had not been reinstated for 2015 and future years. A detailed reconciliation of taxes computed at the statutory federal income tax rate of 35% and the provision for income taxes is set forth in Note 7, “Income Taxes,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

During the year ended December 31, 2013, we recorded a valuation allowance of $13.6 million for federal credit carryforwards, and foreign and state net operating loss carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we considered three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we would realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate was lower for the year ended December 31, 2013 as compared to the prior year, primarily due to the settlement of the acquired tax position and valuation allowance discussed above and the impacts of the 2012 and 2013 U.S. research and development credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, reinstating retroactively to January 1, 2012 the research and development credit. As this law was not enacted until 2013, the impact of the 2012 credit of $3.6 million was not reflected in our financial statements until the year ended December 31, 2013. Our effective tax rate for 2013 also includes the impact of the estimated 2013 credit of $3.9 million.

Segment Operations

Overview of Segment Results

				2014%	2013%
	Year Ended December 31,			Change	Change
(In thousands)	2014	2013	2012	from 2013	from 2012
Revenue:
Clinical and Financial Solutions	$827,926	$871,819	$947,011	(5.0%)	(7.9%)
Population Health	284,836	257,738	244,153	10.5%	5.6%
Managed Services	251,951	222,358	231,869	13.3%	(4.1%)
Unallocated Amounts	13,160	21,146	23,292	(37.8%)	(9.2%)
Total revenue	$1,377,873	$1,373,061	$1,446,325	0.4%	(5.1%)

Gross Profit:
Clinical and Financial Solutions	$398,774	$407,624	$458,930	(2.2%)	(11.2%)
Population Health	192,445	175,591	157,007	9.6%	11.8%
Managed Services	16,537	20,454	35,392	(19.2%)	(42.2%)
Unallocated Amounts	(61,772)	(69,213)	(44,794)	(10.8%)	54.5%
Total gross profit	$545,984	$534,456	$606,535	2.2%	(11.9%)

Income from operations:
Clinical and Financial Solutions	$175,318	$166,500	$239,712	5.3%	(30.5%)
Population Health	115,732	108,733	101,457	6.4%	7.2%
Managed Services	16,537	20,454	35,392	(19.2%)	(42.2%)
Unallocated Amounts	(346,775)	(423,288)	(363,290)	(18.1%)	16.5%
Total (loss) income from operations	$(39,188)	$(127,601)	$13,271	(69.3%)	NM

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

				2014%	2013%
	Year Ended December 31,			Change	Change
(In thousands)	2014	2013	2012	from 2013	from 2012
Revenue	$827,926	$871,819	$947,011	(5.0%)	(7.9%)
Gross profit	$398,774	$407,624	$458,930	(2.2%)	(11.2%)
Gross margin %	48.2%	46.8%	48.5%
Income from operations	$175,318	$166,500	$239,712	5.3%	(30.5%)
Operating margin %	21.2%	19.1%	25.3%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Clinical and Financial Solutions revenue decreased during the year ended December 31, 2014 compared with the prior year as decreases in revenue from system sales, professional services and maintenance were partially offset by an increase in transaction processing and other revenue. System sales, professional services and maintenance revenue decreased as a result of the continued shift towards a recurring, subscription-based revenue model. We also experienced a decrease in implementation services driven by work performed at reduced rates and fewer net new implementations of our ambulatory and acute solutions. Transaction processing and other revenue for the Clinical and Financial Solutions segment increased, reflecting an increasing share of subscription-based revenue.

Gross profit decreased while gross margin improved during the year ended December 31, 2014 when compared with the prior year. The decrease in gross profit was primarily due to the decrease in revenue. The improvement in gross margin was primarily driven by our continued lower usage of third-party resources related to professional services, which typically have higher labor rates. Operating margin improved as our selling, general and administrative expenses decreased, primarily as a result of lower personnel costs.

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

				2014%	2013%
	Year Ended December 31,			Change	Change
(In thousands)	2014	2013	2012	from 2013	from 2012
Revenue	$284,836	$257,738	$244,153	10.5%	5.6%
Gross profit	$192,445	$175,591	$157,007	9.6%	11.8%
Gross margin %	67.6%	68.1%	64.3%
Income from operations	$115,732	$108,733	$101,457	6.4%	7.2%
Operating margin %	40.6%	42.2%	41.6%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Population Health revenue increased during the year ended December 31, 2014 compared with the prior year as increases in revenue from professional services, maintenance and transaction processing and other were partially offset by a decrease in system sales. The increase in revenue during the year ended December 31, 2014 compared with the prior year was primarily due to increasing demand during 2014 for our population health solutions. The decrease in system sales was due to a larger mix of subscription-based solutions sold in the current year compared with prior year, the revenue from which is included in transaction processing and other.

Gross profit increased during the year ended December 31, 2014 compared with the prior year, reflecting the increase in revenue. Gross margin decreased during 2014 compared with 2013 primarily due to higher costs for internal resources to meet increased demand for installation services, partially offset by higher margins from sales of dbMotion’s community health solutions, which were resold by us prior to our acquisition of dbMotion in March 2013. Operating margin decreased during the year ended December 31, 2014 due to higher selling, general and administrative expenses, when compared with the prior year.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

During the year ended December 31, 2013, revenue increased primarily due to our acquisitions of dbMotion and Jardogs, and increased demand for our population health management solutions. The increases in gross margin and operating margin compared with the prior year reflect the increase in revenues and an improvement in our operating leverage, as the rate of increase in costs associated with providing and supporting our population health management solutions was lower than the rate of revenue growth.

Managed Services

Our Managed Services segment derives its revenue from the sale of outsourcing solutions, where we assume partial to total responsibility for a healthcare organization’s IT operations, and remote hosting solutions. The revenue from this segment is primarily reflected in the transaction processing and other line in our consolidated statements of operations. All of the costs associated with this segment are included in the cost of revenue line in our consolidated statements of operations.

				2014%	2013%
	Year Ended December 31,			Change	Change
(In thousands)	2014	2013	2012	from 2013	from 2012
Revenue	$251,951	$222,358	$231,869	13.3%	(4.1%)
Gross profit	$16,537	$20,454	$35,392	(19.2%)	(42.2%)
Gross margin %	6.6%	9.2%	15.3%
Income from operations	$16,537	$20,454	$35,392	(19.2%)	(42.2%)
Operating margin %	6.6%	9.2%	15.3%

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Managed Services revenue increased during the year ended December 31, 2014 when compared with the prior year, primarily due to additional revenue associated with expanding our IT outsourcing services at several of our large clients. Bookings for the Managed Services segment also increased during year ended December 31, 2014 when compared with the prior year as we signed new IT outsourcing and remote hosting agreements. Revenue related to managed services agreements is recognized as services are provided and, therefore, bookings are converted to revenue over multiple future quarters.

The overall profitability of the Managed Services segment declined during the year ended December 31, 2014, when compared with the prior year, as both our internal labor costs and the costs of third-party outsourcing services remained high relative to revenue as we continued to respond to increased demand for our IT outsourcing and remote hosting solutions. We also experienced an increase in infrastructure maintenance and IT service costs related to remote hosting client contracts primarily driven by incremental expenses to improve our remote hosting solutions and expand our remote hosting operations into a new facility. The increase in costs was also partially due to an approximately $5 million non-recurring charge related to previously deferred third-party costs within our outsourcing business, which were recognized during 2014.

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

The overall profitability of the Managed Services segment declined during the year ended December 31, 2013, as internal labor costs and the costs of third-party outsourcing services remained high relative to revenues as we continued to respond to increased demand for our IT outsourcing solutions. Additionally, we experienced an increase in the cost of third-party services related to remote hosting client contracts.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenue acquired in a business acquisition; and we exclude the amortization of intangible assets, stock-based compensation, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not allocated to our reportable segments because they are not part of the operating segment data provided to our CODM and are therefore included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed. In addition, the “Unallocated Amounts” category includes revenue and the associated cost from the resale of certain ancillary products, which primarily consist of hardware.

				2014%	2013%
	Year Ended December 31,			Change	Change
(In thousands)	2014	2013	2012	from 2013	from 2012
Revenue	$13,160	$21,146	$23,292	(37.8%)	(9.2%)
Gross profit	$(61,772)	$(69,213)	$(44,794)	(10.8%)	54.5%
Gross margin %	NM	NM	(192.3%)
Income from operations	$(346,775)	$(423,288)	$(363,290)	(18.1%)	16.5%
Operating margin %	NM	NM	NM
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

During the year ended December 31, 2014, revenue decreased compared with the prior year, primarily due to lower hardware sales. Hardware sales were lower primarily as a result of the continued shift to hosted subscription-based agreements as we had lower hardware sales typically associated with on-premises implementaitons. Additionally, deferred revenue-related and other adjustments, primarily associated with the dbMotion acquisition, were higher during the year ended December 31, 2014, when compared with the prior year.

Unallocated expenses decreased by approximately $77 million during the year ended December 31, 2014, compared with the prior year, primarily due to decreases in severance and other product consolidation costs, including those associated with the Site Consolidation Plan and the MyWay convergence program, of approximately $45 million; non-cash asset impairment charges of approximately $9 million; transaction-related costs, which were mostly related to the dbMotion acquisition, of approximately $4 million; amortization of intangible assets of approximately $6 million; bad debt expense of approximately $4 million; and professional services expenses of approximately $3 million. Partially offsetting these decreases were higher stock-based compensation of approximately $2 million and deferred revenue-related and other adjustments of approximately $2 million.

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

Contract Backlog

Contract backlog represents the value of bookings and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of
(In millions)	December 31, 2014	December 31, 2013	% Change
System sales	$158	$129	22.5%
Professional services	230	378	(39.2%)
Maintenance	858	827	3.7%
Transaction processing and other	2,186	2,073	5.5%
Total contract backlog	$3,432	$3,407	0.7%

Total contract backlog as of December 31, 2014 was higher compared with December 31, 2013, primarily due to an increase in transaction processing and other services, driven by an increase in the proportion of subscription-based arrangements and managed services contracts. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations. We estimate that approximately 35% of our aggregate contract backlog as of December 31, 2014 will be recognized as revenue during 2015.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of December 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $54 million and our Senior Secured Credit Facility described below. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

				2014 $	2013 $
	Year Ended December 31,			Change	Change
(In thousands)	2014	2013	2012	from 2013	from 2012
Net loss	$(66,453)	$(104,026)	$(1,153)	$37,573	$(102,873)
Non-cash adjustments to net loss	219,802	180,910	186,572	38,892	(5,662)
Cash impact of changes in operating assets and liabilities	(49,853)	4,103	37,251	(53,956)	(33,148)
Net cash provided by operating activities	$103,496	$80,987	$222,670	$22,509	$(141,683)

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net cash provided by operating activities increased by approximately $23 million during the year ended December 31, 2014 when compared with the prior year. This increase was primarily driven by the overall improvement in our results of operations as we took steps over the last two years to streamline our organizational structure, cut long-term costs, and improve efficiency. Further contributing to the increase in net cash provided by operating activities was lower integration services spending associated with the MyWay convergence program and lower research and development expenses when compared with the prior year. Partially offsetting these factors were higher commission and bonus payments, due to higher bookings in the current year when compared with the prior year. In addition, during 2014, we paid approximately $14 million in connection with the resolution of certain legal claims and used more of our working capital to support our business needs.

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

Investing Cash Flow Activities

				2014 $	2013 $
	Year Ended December 31,			Change	Change
(In thousands)	2014	2013	2012	from 2013	from 2012
Capital expenditures	$(26,438)	$(74,130)	$(80,166)	$47,692	$6,036
Capitalized software	(40,661)	(42,026)	(42,965)	1,365	939
Cash paid for business acquisitions, net of cash acquired	(20,180)	(148,875)	0	128,695	(148,875)
Purchases of marketable securities, other investments and related intangible assets	(21,544)	0	0	(21,544)	0
Sales and maturities of other investments	50	12,891	94	(12,841)	12,797
Proceeds received from sale of fixed assets	85	0	0	85	0
Net cash used in investing activities	$(108,688)	$(252,140)	$(123,037)	$143,452	$(129,103)

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net cash used in investing activities decreased during the year ended December 31, 2014 compared with the prior year, primarily due to lower cash outflows for business acquisitions and capital spending. During the year ended December 31, 2014, we acquired Oasis for approximately $20 million; while during the year ended December 31, 2013, we paid approximately $163 million, less $14 million of cash acquired from dbMotion, as part of the overall purchase considerations for dbMotion and Jardogs. In addition, during the year ended December 31, 2014, we acquired certain non-marketable equity securities issued by four separate third parties, for total cash consideration of approximately $21 million; while during the year ended December 31, 2013, we received cash proceeds of approximately $12 million from the sale of our investment in Humedica, Inc. The decrease in capital spending is primarily driven by lower expenditures related to our information systems infrastructure as we completed the major upgrade to our integrated enterprise resource planning (“ERP”) system in the third quarter of 2013.

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

Financing Cash Flow Activities

				2014 $	2013 $
	Year Ended December 31,			Change	Change
(In thousands)	2014	2013	2012	from 2013	from 2012
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	$0	$336,662	$0	$(336,662)	$336,662
Purchase of call option related to 1.25% senior cash convertible notes	0	(82,800)	0	82,800	(82,800)
Proceeds from issuance of warrants, net of issuance costs	0	51,208	0	(51,208)	51,208
Proceeds from issuance of common stock	1,487	11,447	5,519	(9,960)	5,928
Excess tax benefits from stock-based compensation	0	3,887	3,516	(3,887)	371
Taxes paid related to net share settlement of equity awards	(10,400)	(9,732)	(10,292)	(668)	560
Net payments on debt instruments	(97,331)	(610,051)	(251,696)	512,720	(358,355)
Credit facility borrowings, net of issuance costs	101,964	460,983	324,010	(359,019)	136,973
Payments of acquisition financing obligations	0	(29,671)	0	29,671	(29,671)
Repurchase of common stock	0	0	(225,961)	0	225,961
Net cash (used in) provided by financing activities	$(4,280)	$131,933	$(154,904)	$(136,213)	$286,837

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

During the year ended December 31, 2014, we had net cash outflows from financing activities; while during the year ended December 31, 2013, we had net cash inflows. The change in our net cash flow from financing activities was primarily due to two significant financing initiatives and the acquisitions of dbMotion and Jardogs, all of which were completed in 2013. The financing initiatives consisted of the issuance of the 1.25% Notes and the refinancing of our Senior Secured Credit Facility (as defined below). The net proceeds from the issuance of the 1.25% Notes, including the related cash flows from the purchase of the 1.25% Call Option and the issuance of the 1.25% Warrants, were substantially used to fund our acquisition financing obligations arising from our acquisition of dbMotion and to reduce borrowings under our prior credit facility borrowings. During the year ended December 31, 2014, we had lower cash proceeds from stock option exercises, which are dependent on a number of factors outside of our control, including the price of our common stock and overall market volatility.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net cash provided by financing activities increased during the year ended December 31, 2013 primarily due to the absence of any common stock repurchase activity during 2013. Additionally, the net proceeds from the issuance of the 1.25% Notes, including the related cash flows from the purchase of the 1.25% Call Option and the issuance of warrants, along with the drawdown on our new Senior Secured Credit Facility (as defined below), were substantially used to fund the net reduction in borrowings under our prior credit facility.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and the Senior Secured Credit Facility (as defined below) as of December 31, 2014:

(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facility	300,535	28,125	39,375	50,625	182,410	0	0
Total principal payments	645,535	28,125	39,375	50,625	182,410	0	345,000
Interest payments:
1.25% Cash Convertible Senior Notes (1)	23,721	4,313	4,313	4,313	4,313	4,313	2,156
Senior Secured Credit Facility (2)	30,088	9,984	9,039	7,767	3,298	0	0
Total interest payments	53,809	14,297	13,352	12,080	7,611	4,313	2,156
Total future debt payments	$699,344	$42,422	$52,727	$62,705	$190,021	$4,313	$347,156

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on December 31, 2014, which was 2.92%.

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

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 11, “Derivative Financial Instruments,” of the Notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

As noted above, the reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes is 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2014, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of five and a half years. The 1.25% Notes’ if-converted value did not exceed their principal amount as of December 31, 2014.

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

1.25% Notes Call Spread Overlay

Concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million for the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instruments and is discussed further in Note 12, “Derivative Financial Instruments,” of the Notes to our consolidated financial statements. The 1.25% Warrants are equity instruments and are further discussed in Note 9, “Stockholders’ Equity,” of the Notes to our consolidated financial statements.

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

Credit Facility

On June 28, 2013, we entered into a Credit Agreement (the “2013 Credit Agreement”) with a syndicate of financial institutions. The 2013 Credit Agreement provides for a $225 million senior secured term loan (the “Term Loan”) and a $425 million senior secured revolving facility (the “Revolving Facility”), each with a five year term (collectively, the “Senior Secured Credit Facility”). The Term Loan is repayable in quarterly installments ending in June 2018. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. On June 28, 2013, we borrowed $60 million under the Revolving Facility in connection with our entry into the 2013 Credit Agreement.

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

As of December 31, 2014, $203 million in term loans, $98 million under the revolving credit facility, and $0.9 million in letters of credit were outstanding under the 2013 Credit Agreement. As of December 31, 2014, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.75%, which totaled 2.92%. Refer to Note 11, “Derivative Financial Instruments” of the Notes to our consolidated financial statements for a discussion of our interest rate swap agreement. We were in compliance with all covenants under the 2013 Credit Agreement as of December 31, 2014.

As of December 31, 2014, we had $325.6 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our 2013 Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

The stock repurchase program approved by our Board of Directors (our “Board”) in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the years ended December 31, 2014 and 2013. As of the date of this Form 10-K, there is no current authorization.

We are currently in the fourth year of a ten-year agreement with Xerox Consultant Services, Inc. (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. This agreement includes the payment of an initial base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the year ended December 31, 2014, we incurred approximately $68 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

We currently plan to maintain our investment in research and development efforts during 2015 at a level similar to 2014. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Research and development costs directly recorded to expense	$192,821	$199,751	$162,158
Capitalized software development costs	40,661	42,026	42,965
Total non-GAAP R&D-related spending	$233,482	$241,777	$205,123
Total revenue	$1,377,873	$1,373,061	$1,446,325
Total non-GAAP R&D-related spending as a % of total revenue	17%	18%	14%

During 2015 and in the future, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our subscription-based and hosting solutions, and expand and make leasehold improvements at certain of our facilities. Our capital spending during 2013 included costs associated with the completion of a significant upgrade to our integrated ERP system and accelerated spending on certain software development efforts. As a result, our capital spending during the year ending December 31, 2014 was lower when compared with our capital spending during the year ended December 31, 2013.

We believe that our cash, cash equivalents and marketable securities of $54 million as of December 31, 2014, our future cash flows, and our borrowing capacity under our 2013 Credit Agreement, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We enter into obligations with third parties in the ordinary course of business. The following table summarizes our significant contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash in future periods, assuming all obligations reach maturity. We do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from the sale of our products and services that are not reflected in the following table.

		Payments due by period
(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Balance sheet obligations: (1)
Debt:
Principal payments	$645,535	$28,125	$39,375	$50,625	$182,410	$0	$345,000
Interest payments	53,809	14,297	13,352	12,080	7,611	4,313	2,156
Capital leases	301	244	57	0	0	0	0

Other obligations: (2)
Non-cancelable operating leases	50,674	15,659	14,987	10,180	5,527	3,073	1,248
Purchase obligations (3)	114,014	36,974	34,899	25,105	9,907	5,121	2,008
Agreement with Xerox	327,774	69,531	66,029	58,812	50,164	43,250	39,988
Other contractual obligations (4)	869	869	0	0	0	0	0
Total contractual obligations	$1,192,976	$165,699	$168,699	$156,802	$255,619	$55,757	$390,400

(1)

Our liability for uncertain tax positions was $15 million as of December 31, 2014. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have also excluded net deferred tax liabilities of $19 million from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

(2)	We have no off balance sheet arrangements as of December 31, 2014.
(3)	Purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.
(4)

We have letters of credit outstanding under our 2013 Credit Agreement. The letters of credit are provided as security for a corporate facilities lease and to support workers’ compensation insurance policies. As of December 31, 2014, no amounts had been drawn on the letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily changes in U.S. interest rates and changes in LIBOR, and primarily due to our borrowing under the Senior Secured Credit Facility. Based on our balance of $301 million of debt under the Senior Secured Credit Facility as of December 31, 2014, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $3 million.

We have global operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2014 have not had a material impact on our financial position or operating results. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, circumstances warrant. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. An exception to this is our development center in India, where we are required to make payments in local currency but which we fund in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Allscripts Healthcare Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc.:

We have audited the internal control over financial reporting of Allscripts Healthcare Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Allscripts Healthcare Solutions, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allscripts Healthcare Solutions, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 3, 2014

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$53,173	$62,954
Accounts receivable, net of allowance of $36,047 and $54,252 as of December 31, 2014 and 2013, respectively	331,625	313,486
Deferred taxes, net	35,615	55,468
Prepaid expenses and other current assets	102,398	107,911
Total current assets	522,811	539,819
Long-term marketable securities	1,305	1,329
Fixed assets, net	145,830	174,013
Software development costs, net	86,153	88,244
Intangible assets, net	403,362	455,971
Goodwill	1,200,746	1,189,585
Deferred taxes, net	708	7,361
Other assets	147,249	163,341
Total assets	$2,508,164	$2,619,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,824	$72,956
Accrued expenses	78,967	96,499
Accrued compensation and benefits	51,062	80,196
Deferred revenue	293,022	251,038
Deferred taxes, net	21	0
Current maturities of long-term debt and capital lease obligations	27,504	16,350
Total current liabilities	521,400	517,039
Long-term debt	548,682	545,133
Deferred revenue	23,168	29,080
Deferred taxes, net	55,437	79,694
Other liabilities	75,257	130,572
Total liabilities	1,223,944	1,301,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013	0	0
Common stock: $0.01 par value, 350,000 shares authorized as of December 31, 2014 and 2013; 265,138 and 180,466 shares issued and outstanding as of December 31, 2014, respectively; 263,474 and 178,802 shares issued and outstanding as of December 31, 2013, respectively	2,651	2,635
Treasury stock: at cost, 84,672 as of December 31, 2014 and 2013	(278,036)	(278,036)
Additional paid-in capital	1,749,593	1,716,847
Accumulated deficit	(188,009)	(121,556)
Accumulated other comprehensive loss	(1,979)	(1,745)
Total stockholders’ equity	1,284,220	1,318,145
Total liabilities and stockholders’ equity	$2,508,164	$2,619,663

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Revenue:
System sales	$92,241	$113,573	$145,274
Professional services	218,040	230,524	270,541
Maintenance	466,102	471,949	460,138
Transaction processing and other	601,490	557,015	570,372
Total revenue	1,377,873	1,373,061	1,446,325
Cost of revenue:
System sales (excluding amortization of software development and acquisition-related assets shown below)	35,095	54,252	62,884
Amortization of software development and acquisition-related assets	81,215	85,201	65,416
Professional services	191,915	215,136	234,869
Maintenance	146,712	143,957	145,352
Transaction processing and other	376,952	340,059	331,269
Total cost of revenue	831,889	838,605	839,790
Gross profit	545,984	534,456	606,535
Selling, general and administrative expenses	358,681	419,599	384,370
Research and development	192,821	199,751	162,158
Asset impairment charges	2,390	11,454	11,101
Amortization of intangible and acquisition-related assets	31,280	31,253	35,635
(Loss) income from operations	(39,188)	(127,601)	13,271
Interest expense	(29,297)	(28,055)	(16,187)
Other income (expense), net	368	7,310	(14,544)
Loss before income taxes	(68,117)	(148,346)	(17,460)
Income tax benefit	1,664	44,320	16,307
Net loss	$(66,453)	$(104,026)	$(1,153)
Loss per share - basic and diluted	$(0.37)	$(0.59)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net loss	$(66,453)	$(104,026)	$(1,153)
Other comprehensive income (loss), net of taxes:
Unrealized gain on marketable securities, net of tax	16	6	78
Derivatives qualifying as hedges:
Unrealized loss on interest rate swap	(38)	(139)	(1,563)
Reclassification adjustment for loss included in net loss	496	1,215	1,783
Tax effect	(179)	(421)	(87)
Unrealized gain on interest rate swap, net of tax	279	655	133
Change in foreign currency translation adjustments	(529)	(2,482)	407
Total other comprehensive (loss) income	(234)	(1,821)	618
Comprehensive loss	$(66,687)	$(105,847)	$(535)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2014	2013	2012
Number of Common Shares Issued
Balance at beginning of year	263,474	257,087	254,691
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,664	2,564	2,396
Issuance of common stock for acquisition of dbMotion	-	3,823	-
Balance at end of year	265,138	263,474	257,087
Common Stock
Balance at beginning of year	$2,635	$2,571	$2,547
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	16	26	24
Issuance of common stock for acquisition of dbMotion	-	38	-
Balance at end of year	$2,651	$2,635	$2,571
Number of Treasury Stock Shares Purchased
Balance at beginning of year	(84,672)	(84,672)	(63,951)
Purchases of treasury stock	-	-	(20,721)
Balance at end of year	(84,672)	(84,672)	(84,672)
Treasury Stock
Balance at beginning of year	$(278,036)	$(278,036)	$(52,075)
Purchases of treasury stock	-	-	(225,961)
Balance at end of year	$(278,036)	$(278,036)	$(278,036)
Additional Paid-In Capital
Balance at beginning of year	$1,716,847	$1,577,260	$1,543,167
Stock-based compensation	37,295	36,252	39,985
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(6,969)	2,479	(4,797)
Tax deficiency realized upon exercise of stock-based awards	(123)	-	(1,095)
Excess tax benefit realized upon exercise of stock-based awards	-	335	-
Issuance of common stock for acquisition of dbMotion	-	48,023	-
Warrants issued	2,543	52,498	-
Balance at end of year	$1,749,593	$1,716,847	$1,577,260
Accumulated Deficit
Balance at beginning of year	$(121,556)	$(17,530)	$(16,377)
Net loss	(66,453)	(104,026)	(1,153)
Balance at end of year	$(188,009)	$(121,556)	$(17,530)
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of year	$(1,745)	$76	$(542)
Foreign currency translation adjustments, net	(529)	(2,482)	407
Unrecognized gain on interest rate swap, net of tax	279	655	133
Unrecognized gain on marketable securities, net of tax	16	6	78
Balance at end of year	$(1,979)	$(1,745)	$76
Total Stockholders’ Equity	$1,284,220	$1,318,145	$1,284,341

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net loss	$(66,453)	$(104,026)	$(1,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	174,263	178,815	150,234
Stock-based compensation expense	39,254	37,010	39,126
Excess tax benefits from stock-based compensation	0	(3,887)	(3,516)
Deferred taxes	(56)	(43,880)	(12,780)
Asset impairment charges	2,390	11,454	11,101
Other losses, net	3,951	1,398	2,407
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(14,644)	(7,705)	45,978
Prepaid expenses and other assets	(7,038)	(23,481)	(14,430)
Accounts payable	(1,944)	23,794	3,440
Accrued expenses	(22,767)	(4,552)	3,397
Accrued compensation and benefits	(29,544)	33,482	13,101
Deferred revenue	33,109	(1,573)	(16,591)
Other liabilities	(7,025)	(15,862)	2,356
Net cash provided by operating activities	103,496	80,987	222,670
Cash flows from investing activities:
Capital expenditures	(26,438)	(74,130)	(80,166)
Capitalized software	(40,661)	(42,026)	(42,965)
Cash paid for business acquisitions, net of cash acquired	(20,180)	(148,875)	0
Purchases of marketable securities, other investments and related intangible assets	(21,544)	0	0
Sales and maturities of marketable securities and other investments	50	12,891	94
Proceeds received from sale of fixed assets	85	0	0
Net cash used in investing activities	(108,688)	(252,140)	(123,037)
Cash flows from financing activities:
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	0	336,662	0
Purchase of call option related to 1.25% senior cash convertible notes	0	(82,800)	0
Proceeds from issuance of warrants, net of issuance costs	0	51,208	0
Proceeds from issuance of common stock	1,487	11,447	5,519
Excess tax benefits from stock-based compensation	0	3,887	3,516
Taxes paid related to net share settlement of equity awards	(10,400)	(9,732)	(10,292)
Payments of capital lease obligations	(455)	(458)	(822)
Payments of acquisition financing obligations	0	(29,671)	0
Credit facility payments	(96,876)	(609,593)	(250,874)
Credit facility borrowings, net of issuance costs	101,964	460,983	324,010
Repurchase of common stock	0	0	(225,961)
Net cash (used in) provided by financing activities	(4,280)	131,933	(154,904)
Effect of exchange rate changes on cash and cash equivalents	(309)	(1,782)	1,474
Net decrease in cash and cash equivalents	(9,781)	(41,002)	(53,797)
Cash and cash equivalents, beginning of period	62,954	103,956	157,753
Cash and cash equivalents, end of period	$53,173	$62,954	$103,956

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

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by us. Revenue from system sales includes software and related hardware. Revenue from professional services includes implementation, training and consulting services. Revenue from maintenance includes post contract client support and maintenance services. Revenue from transaction processing and other includes electronic data interchange (“EDI”) services, software-as-a-service (“SaaS”) transactions, software hosting services, and IT outsourcing. For some clients, we remotely host the software applications licensed from us using our own or third-party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

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

We record reimbursements for out-of-pocket expenses incurred as professional services revenue in our consolidated statements of operations. These amounts totaled:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Reimbursements for out-of-pocket expenses incurred as professional services revenue	$16,251	$18,445	$22,656

The following table summarizes revenue earned on contracts in excess of billings, both the current and non-current portions, which is included in the balance of accounts receivable and other assets, respectively. Billings are expected to occur according to the contract terms.

	December 31,
(In thousands)	2014	2013
Revenue earned on contracts in excess of billings
Unbilled revenue (current)	$42,818	$37,271
Unbilled revenue (long-term)	618	1,294
Total revenue earned on contracts in excess of billings	$43,436	$38,565

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 investments include money market funds valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund. There were no outstanding money market funds investments as of December 31, 2014.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities, which consist of mortgage and asset-backed bonds. Marketable securities are recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs. Our Level 2 derivative financial instrument was an interest rate swap contract which expired in October 2014. Prior to expiration, the interest rate swap contract was valued based upon observable values for underlying interest rates and market determined risk premiums.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option (as defined in Note 11, “Derivative Financial Instruments”) asset and the embedded conversion option liability. Refer to Note 6, “Debt,” and Note 11, “Derivative Financial Instruments,” for further information regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine the fair value as of December 31, 2014 and 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	December 31, 2014				December 31, 2013
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash equivalents	$0	$0	$0	$0	$3,634	$0	$0	$3,634
Marketable securities	Long-term marketable securities	0	1,305	0	1,305	0	1,329	0	1,329
1.25% Call Option	Other assets	0	0	57,091	57,091	0	0	104,656	104,656
Cash conversion option	Other liabilities	0	0	(57,839)	(57,839)	0	0	(105,637)	(105,637)
Interest rate swap	Other liabilities	0	0	0	0	0	(458)	0	(458)
Total		$0	$1,305	$(748)	$557	$3,634	$871	$(981)	$3,524

During 2014, we acquired certain non-marketable equity securities of four third parties and entered into new, or amended existing, commercial agreements with each of those third parties to license and distribute their products and services, for total consideration of approximately $21.1 million. The equity investments and the commercial agreements were valued at approximately $19.2 million and $1.9 million, respectively. Three of the equity investments acquired during 2014 are accounted for under the cost method, and one is accounted for under the equity method. The carrying values of the cost method investments and the equity method investment of approximately $17.8 million and $1.0 million, respectively, are included in other assets and the carrying value of the above-referenced commercial agreements is included in intangible assets, net, in the accompanying consolidated balance sheet as of December 31, 2014. As of December 31, 2013, our outstanding investments in non-marketable equity securities were not material.

Our long-term financial liabilities include amounts outstanding under our Senior Secured Credit Facility (as defined below), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of the 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of December 31, 2014, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 6, “Debt,” for further information regarding our long-term financial liabilities.

Financial Instruments

We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The fair values of these investments approximate their carrying values.

Other investments classified as long-term marketable securities include certain debt instruments. Debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Realized and unrealized gains and losses for all periods presented are immaterial. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income. There were no other-than-temporary impairments for the years ended December 31, 2014, 2013 and 2012.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. See Note 11, “Derivative Financial Instruments,” for information regarding gains and losses from derivative instruments during the years ended December 31, 2014, 2013 and 2012.

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

The assessment of contingent liabilities, including legal and income tax contingencies, involves the use of estimates, assumptions and judgments. Our estimates are based on our belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service (“IRS”) positions, will not differ from our assessments.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the related assets. The depreciable life of leasehold improvements is the shorter of the lease term or the useful life. Upon asset retirement or other disposition, the fixed asset cost and the related accumulated depreciation or amortization are removed from the accounts, and any gain or loss is included in the consolidated statements of operations. Amounts incurred for repairs and maintenance are expensed as incurred.

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments are reflected in our consolidated results of operations.

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

The determination of fair value of our reporting units is based on a combination of a market approach that considers benchmark company market multiples and an income approach that uses discounted cash flows for each reporting unit utilizing Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent income projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance, and the expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. We also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units as part of our goodwill impairment testing.

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

Software Development Costs

We capitalize purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal use software, until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Upon the availability for general release, we commence amortization of the capitalized software costs on a product by product basis. Amortization of capitalized software is recorded using the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable product or (ii) the straight-line method over the remaining estimated economic life, which is estimated to be three to five years.

At each balance sheet date, the unamortized capitalized costs of a software product are compared with the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility set forth at the time of sale. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be recorded as a charge to earnings.

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2014	2013
Software development costs	$213,601	$170,486
Less: accumulated amortization	(127,448)	(82,242)
Software development costs, net	$86,153	$88,244

Capitalized software development costs, write-offs and amortization of capitalized software development costs included in system sales cost of revenue and asset impairment charges were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Capitalized software development costs	$45,461	$42,026	$42,965
Write-offs of capitalized software development costs	$1,444	$5,234	$8,699
Amortization of capitalized software development costs	$46,108	$44,127	$37,065

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

We file income tax returns in the U.S. federal jurisdiction, numerous states in the U.S. and multiple countries outside of the U.S.

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

The calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Basic Loss per Common Share:
Net loss	$(66,453)	$(104,026)	$(1,153)
Net loss available to common stockholders	$(66,453)	$(104,026)	$(1,153)
Weighted-average common shares outstanding	179,849	177,026	178,699
Basic Loss per Common Share	$(0.37)	$(0.59)	$(0.01)

Diluted Loss per Common Share:
Net loss	$(66,453)	$(104,026)	$(1,153)
Net loss available to common stockholders	$(66,453)	$(104,026)	$(1,153)
Weighted-average common shares outstanding	179,849	177,026	178,699
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0
Weighted-average common shares outstanding assuming dilution	179,849	177,026	178,699
Diluted Loss per Common Share	$(0.37)	$(0.59)	$(0.01)

As a result of our net loss available to common stockholders for the years ended December 31, 2014, 2013 and 2012, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these years, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	24,254	14,926	2,878

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

We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Company contributions to employee benefit plans	$16,427	$15,276	$13,776

Foreign Currency

The determination of the functional currency is made based on the appropriate economic and management indicators. Our foreign subsidiaries use the local currency of their respective countries as the functional currency, with the exception of our subsidiaries in India and Israel which use the U.S. dollar as a functional currency. The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars at the exchange rates in effect at the consolidated balance sheet date, while revenues and expenses are translated at the average rates of exchange during the year. Translation gains and losses are not included in determining net income or loss but are included as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in determining net income or loss and have not been material in any years presented in the accompanying consolidated statements of operations. We have not entered into any foreign currency hedging contracts during the years ended December 31, 2014, 2013 and 2012.

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

The majority of revenue is derived from clients located in the U.S. The majority of long-lived assets are located in the U.S. No single client accounted for more than 10% of our revenue in the years ended December 31, 2014, 2013 and 2012. No client represented more than 10% of accounts receivable as of December 31, 2014 or 2013.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-011, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-011”). ASU 2013-011 provides specific guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and we adopted the new guidance prospectively in the first quarter of 2014. The adoption of this accounting guidance resulted in the reclassification, for presentation purposes only, of approximately $4 million from other liabilities to deferred tax assets in our consolidated balance sheet as of December 31, 2014.

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

2. Business Combinations

Acquisition of Oasis Medical Solutions Limited

On July 8, 2014, we acquired the entire capital stock of Oasis Medical Solutions Limited (“Oasis”), a privately-held, Patient Administration System and health informatics solutions provider headquartered in London, United Kingdom, for approximately $20.6 million, in cash. The preliminary allocation of the fair value of the consideration transferred is as follows: approximately $0.4 million of acquired cash; approximately $5.4 million of accounts receivable and other current assets; approximately $5.6 million of intangible assets related to technology; approximately $0.3 million related to Oasis’ tradename; approximately $6.5 million of intangible assets related to customer relationships; goodwill of approximately $11.2 million; approximately $0.2 million of fixed assets; approximately $6.7 million of accounts payable, deferred revenue and accruals; and approximately $2.3 million of net deferred tax liabilities. Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of our product offerings with those of Oasis. The acquired intangible assets relating to technology, customer relationships and the Oasis’ tradename will be amortized on a straight-line basis over estimated lives of 10 years, 12 years and 2 years, respectively.

The pro forma impact of the Oasis acquisition on current and prior quarters, as well as the net revenue and results of operations of Oasis subsequent to its acquisition for the six months ended December 31, 2014, were not material. The results of operations of Oasis have been included in our consolidated results from the date of acquisition. We did not incur any significant acquisition and integration-related costs related to the Oasis acquisition during the six months ended December 31, 2014.

Acquisition of dbMotion

On March 4, 2013, we acquired all of the issued and outstanding share capital of dbMotion Ltd. (“dbMotion”), a leading supplier of community health solutions, for aggregate consideration with a fair value of approximately $226 million. Immediately prior to the closing, we owned approximately 4.25% of the issued and outstanding share capital of dbMotion on a fully diluted basis. In addition, prior to the acquisition we had an ongoing strategic relationship with dbMotion in connection with the development and sale of software solutions to hospitals, physicians and other participants in the healthcare industry.

The total fair value of consideration transferred for the acquisition is comprised of the following:

(In thousands)
Cash	$140,079
Allscripts common stock, 3,823,453 shares, par value $0.01 per share, fair value at closing $12.57 per share	48,061
Deferred cash consideration payable on the 18-month anniversary of the closing	23,023
Subordinated promissory note maturing 18 months following the closing	6,648
Fair value of Allscripts' previous interest in dbMotion	8,367
Total fair value of consideration transferred	$226,178

On March 5, 2013, we borrowed $130 million under our prior revolving credit facility to fund the cash component of the consideration transferred for the acquisition. On June 28, 2013, the liability for the deferred cash consideration payable was funded by placing the funds with an escrow agent, and the subordinated promissory note was paid off. Both the deferred cash consideration and subordinated promissory note had accrued interest at a 10% annual rate. These transactions were funded using proceeds from the initial draw down on our new revolving credit facility (see Note 6, “Debt”).

The carrying value of our 4.25% interest in dbMotion prior to the acquisition was approximately $5 million, accounted for using the cost method. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.4 million resulting in a gain of approximately $3.4 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations and other losses, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2013. The remeasured fair value of our prior interest in dbMotion was estimated based on the fair value of consideration transferred to acquire the remaining 95.75% of dbMotion, less an estimated control premium of 15%. The inputs into this fair value estimate reflect our market assumptions based on premiums observed in similar transactions within our industry.

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

Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of ours and dbMotion’s product offerings. The goodwill is not deductible for tax purposes.

The acquired intangible assets are being amortized on a straight-line basis over their useful lives and consist of the following amounts for each class of acquired intangible asset:

(Dollar amounts in thousands)	Useful Life
Description	in Years	Fair Value
Core technology	10	$80,100
Maintenance agreements	12	2,500
Services backlog	2	2,000
Non-compete	3	500
Trade name	2	350
		$85,450

Acquisition costs related to the dbMotion acquisition are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and totaled approximately $3.7 million and $7.6 million, respectively, for the years ended December 31, 2014 and 2013. These costs include employee compensation costs of $3.7 million and $5.9 million, respectively, for the years ended December 31, 2014 and 2013, and $0.5 million of seller transaction costs for the year ended December 31, 2013. In addition, we incurred $5.5 million for the year ended December 31, 2013 related to product consolidation activities, which are included in asset impairment charges in the accompanying consolidated statement of operations.

The following unaudited supplemental pro forma results were calculated after applying our accounting policies and adjusting the results of dbMotion to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, together with the consequential tax effects. Supplemental pro forma results for the year ended December 31, 2013 were also adjusted to exclude acquisition-related costs incurred during the period as well as the nonrecurring gain related to the fair value adjustment of our prior cost method investment in dbMotion. Supplemental pro forma results for the year ended December 31, 2012 were adjusted to include these items. The effects of transactions between us and dbMotion during the periods presented have been eliminated. The revenue and net loss of dbMotion since March 4, 2013 included in our consolidated statement of operations for the year ended December 31, 2013, and the unaudited supplemental pro forma revenue and net loss of the combined entity, are as follows:

	Year ended December 31,
(In thousands, except per share amounts)	2013	2012
	(Unaudited)	(Unaudited)
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$18,609	$0
Net loss	$(16,272)	$0
Supplemental pro forma data for combined entity:
Revenue	$1,378,267	$1,448,316
Net loss	$(105,119)	$(35,158)
Net loss per share, basic and diluted	$(0.59)	$(0.19)

Amortization of software development and acquisition-related assets in our consolidated statement of operations for the year ended December 31, 2014 includes approximately ($0.8) million related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately ($0.6) million related to professional services, and approximately ($0.2) million related to system sales. Amortization of software development and acquisition-related assets in our consolidated statement of operations for the year ended December 31, 2013 includes approximately $7.1 million related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately $3.2 million related to system sales, approximately $1.3 million related to professional services, and approximately $2.6 million related to maintenance.

Acquisition of Jardogs

Also on March 4, 2013, we acquired substantially all of the assets of Jardogs LLC (“Jardogs”), the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solution provider, for $24.0 million in cash. The allocation of the fair value of the consideration transferred is as follows: approximately $4.2 million of intangible assets related to technology, including Jardogs’ portal software, approximately $2.4 million of intangible assets related to customer relationships, net deferred tax assets of approximately $0.4 million, and goodwill of approximately $17.0 million. Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities, and is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies that we believe will result from the integration of ours and Jardogs’ product offerings. The acquired intangible assets, excluding goodwill, have estimated lives of 10 years and are being amortized on a straight-line basis.

The pro forma impact of the Jardogs acquisition on current and prior periods, as well as the net revenues and operating losses generated by Jardogs subsequent to its acquisition for the year ended December 31, 2013, were not material.

Acquisition costs related to the Jardogs acquisition are included in selling, general and administrative expenses and totaled approximately $0.7 million for the year ended December 31, 2013. We did not incur any significant acquisition and integration-related costs related to the Jardogs acquisition during the year ended December 31, 2014.

3. Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2014	2013
Computer equipment and software	3 to 10 years	$284,185	$287,063
Facility furniture, fixtures and equipment	5 to 7 years	19,846	24,700
Leasehold improvements	7 to 8 years, or life of lease if shorter	30,795	30,816
Assets under capital lease	3 to 5 years	2,873	9,419
Fixed assets, gross		337,699	351,998
Less: Accumulated depreciation and amortization		(191,869)	(177,985)
Fixed assets, net		$145,830	$174,013

Fixed assets depreciation and amortization expense were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Fixed assets depreciation and amortization expense	$48,465	$52,545	$43,126

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$451,087	$(267,547)	$183,540	$445,960	$(231,634)	$214,326
Customer contracts and relationships	550,287	(382,465)	167,822	542,205	(352,560)	189,645
Total	$1,001,374	$(650,012)	$351,362	$988,165	$(584,194)	$403,971

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,200,746			1,189,585
Total			$1,252,746			$1,241,585

During the fourth quarter of 2013, we revised our reportable segments in connection with changes to our organizational and management structure that were announced earlier in 2013. After the finalization of these changes and based upon the information used by our chief operating decision maker (“CODM”) for making operating decisions and assessing performance, we identified the following reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services. Refer to Note 13, “Business Segments” for additional information.

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

In connection with our acquisition of Oasis, during the year ended December 31, 2014, we recognized additional goodwill of $11.2 million, which remains subject to future adjustments before the close of the measurement period. In addition, during the three months ended March 31, 2014, we finalized the allocation of the fair value of the consideration we paid in connection with our acquisitions of dbMotion and Jardogs, which resulted in the recognition of additional goodwill of approximately $1.0 million. Refer to Note 2, “Business Combinations,” for additional information regarding these acquisitions and the measurement period adjustment recorded during the three months ended March 31, 2014.

There were no accumulated impairment losses associated with our goodwill as of December 31, 2013 or 2014, and no impairments were recorded during the years ended December 31, 2014, 2013 and 2012. Changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2014 and 2013 were as follows:

	Clinical and	Population	Managed
(In thousands)	Financial Solutions	Health	Services	Total
Balance as of December 31, 2012	$629,195	$271,569	$138,600	$1,039,364
Additions arising from business acquisitions:
dbMotion	0	136,631	0	136,631
Jardogs	0	17,016	0	17,016
Total additions to goodwill	0	153,647	0	153,647
Other adjustments to goodwill	(3,426)	0	0	(3,426)
Balance as of December 31, 2013	$625,769	$425,216	$138,600	$1,189,585
Additions arising from business acquisitions:
Oasis	11,155	0	0	11,155
dbMotion	0	1,018	0	1,018
Total additions to goodwill	11,155	1,018	0	12,173
Foreign exchange translation	(1,012)	0	0	(1,012)
Balance as of December 31, 2014	$635,912	$426,234	$138,600	$1,200,746

We performed our annual goodwill impairment test as of October 1, 2014, our annual testing date. The fair value of each reporting unit substantially exceeded its carrying value and no indicators of impairment were identified as a result of the test. We determined the fair value of each of our reporting units using a discounted cash flow analysis and a market approach considering benchmark company market multiples. A discount rate of 11% was applied to the cash flows used in the discounted cash flow analysis. We also considered our market capitalization as of the date of the test.

Intangible assets are being amortized over their estimated useful lives and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Proprietary technology amortization included in cost of revenue, system sales	$35,924	$33,970	$27,226
Intangible amortization included in operating expenses	31,280	31,253	35,635
Total intangible amortization expense	$67,204	$65,223	$62,861

Estimated future amortization expense for the intangible assets that exist as of December 31, 2014, based on foreign currency exchange rates in effect as of such date, is as follows:

Year Ended December 31,	(In thousands)
2015	$57,996
2016	45,534
2017	40,459
2018	33,800
2019	33,483
Thereafter	140,090
Total	$351,362

5. Asset Impairment Charges

In October of 2012, we initiated a MyWay convergence program. Since that time, we have been upgrading those MyWay clients who have elected to upgrade to Professional Suite, at no additional cost to these clients. As a result, during the years ended December 31, 2014, 2013 and 2012, we recorded non-cash charges to earnings of approximately $0.8 million, $5.0 million and $11.1 million, respectively, related to the impairment of previously capitalized software development costs for MyWay plus the net carrying value of a perpetual license for certain software code incorporated in MyWay and the write-off of certain MyWay deferred costs, which were determined to be unrealizable. We concluded the MyWay convergence program during the second quarter of 2014. During the year ended December 31, 2014, we also recorded $1.6 million of non-cash capitalized software impairment charges as a result of our decision to discontinue several software development projects, while during the year ended December 31, 2013, we also recorded approximately $6.5 million of software and fixed asset impairment non-cash charges primarily related to product consolidation activities associated with the dbMotion acquisition.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Asset impairment charges	$2,390	$11,454	$11,101

6. Debt

Debt outstanding, excluding capital lease obligations, consisted of the following:

	December 31, 2014			December 31, 2013
	Principal	Unamortized	Net Carrying	Principal	Unamortized	Net Carrying
(In thousands)	Balance	Discount	Amount	Balance	Discount	Amount
1.25% Cash Convertible Senior Notes	$345,000	$67,276	$277,724	$345,000	$77,529	$267,471
Senior Secured Credit Facility (long-term portion)	272,410	1,452	270,958	280,000	2,338	277,662
Senior Secured Credit Facility (current portion)	28,125	886	27,239	16,875	982	15,893
Total debt	$645,535	$69,614	$575,921	$641,875	$80,849	$561,026

Interest expense consisted of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Interest expense	$16,020	$14,703	$11,121
Amortization of discounts	11,236	5,784	0
Amortization of debt issuance costs	2,041	3,667	5,066
Write off of unamortized deferred debt issuance costs	0	3,901	0
Total interest expense	$29,297	$28,055	$16,187

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

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 11, “Derivative Financial Instruments.”

The reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the 1.25% Notes, which extends through their maturity date of July 1, 2020. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes was 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2014, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of approximately five and a half years. The 1.25% Notes’ if-converted value did not exceed their principal amount as of December 31, 2014.

In connection with the settlement of the 1.25% Notes, we paid approximately $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option (as defined below) and the 1.25% Warrants (as defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and will be amortized over the term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant. The outstanding capitalized amount of transaction costs related to the 1.25% Notes was $6.5 million and is included within other assets on our consolidated balance sheet as of December 31, 2014.

Interest expense related to the 1.25% Notes was comprised of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Coupon interest at 1.25%	$4,312	$2,312	$0
Amortization of original issuance discount	10,253	5,271	0
Amortization of debt issuance costs	1,180	639	0
Total interest expense related to the 1.25% Notes	$15,745	$8,222	$0

Accrued and unpaid interest on the 1.25% Notes of approximately $2.2 million is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2014.

1.25% Notes Call Spread Overlay

Also in June 2013, concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million from the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instruments and is discussed further in Note 11, “Derivative Financial Instruments.” The 1.25% Warrants are equity instruments and are further discussed in Note 9, “Stockholders’ Equity.”

Credit Facility

On June 28, 2013, we entered into a Credit Agreement (the “2013 Credit Agreement”) with a syndicate of financial institutions. The 2013 Credit Agreement provides for a $225 million senior secured term loan (the “Term Loan”) and a $425 million senior secured revolving facility (the “Revolving Facility”), each with a five year term (collectively, the “Senior Secured Credit Facility”). The Term Loan is repayable in quarterly installments, ending in June 2018. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies.

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

In connection with our entry into the 2013 Credit Agreement, we incurred fees and other costs aggregating to approximately $3.1 million. In addition, approximately $5.5 million of deferred costs associated with our prior credit facility carried over to the Senior Secured Credit Facility. Of those combined amounts, fees paid directly to the lending parties of approximately $3.8 million were recorded as an original issuance discount and fees and costs of approximately $4.3 million were recorded as deferred charges, both of which will be amortized to interest expense over the term of the new facilities. The outstanding capitalized amount of deferred charges was $3.0 million and is included within other assets on our consolidated balance sheet as of December 31, 2014. Also in connection with our entry into the 2013 Credit Agreement, approximately $3.4 million of deferred debt issuance costs associated with our prior credit facility and $0.5 million of fees incurred in connection with the new facility were written off to interest expense and are included in other losses, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2013.

As of December 31, 2014, $202.5 million under the Term Loan, $98.0 million under the Revolving Facility, and $0.9 million in letters of credit were outstanding under the 2013 Credit Agreement. Borrowings under the Revolving Facility as of such date consisted of $82.5 million denominated in US Dollars and $15.5 million, or the equivalent of 10.0 million British Pounds Sterling, denominated in foreign currency. As of December 31, 2014, the interest rate on the US Dollars-denominated borrowings under the Senior Secured Credit Facility was LIBOR plus 2.75%, which totaled 2.92%, and the interest rate on the British Pound Sterling-denominated borrowings was 2.87%. We were in compliance with all covenants under the 2013 Credit Agreement as of December 31, 2014. Unamortized deferred debt issuance costs totaled $9.5 million and are included within other assets on the consolidated balance sheet as of December 31, 2014.

As of December 31, 2014, we had $325.6 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our 2013 Credit Agreement if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payments under the 1.25% Notes and the Senior Secured Credit Facility as of December 31, 2014:

(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	202,500	28,125	39,375	50,625	84,375	0	0
Senior Secured Revolving Facility	98,035	0	0	0	98,035	0	0
Total debt	$645,535	$28,125	$39,375	$50,625	$182,410	$0	$345,000

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

7. Income Taxes

The following is a geographic breakdown of (loss) income before income tax benefits:

	Year Ended December 31,
(In thousands)	2014	2013	2012
United States	$(62,987)	$(137,468)	$(36,933)
Foreign	(5,130)	(10,878)	19,473
Total loss before income taxes	$(68,117)	$(148,346)	$(17,460)

 The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current tax provision
Federal	$840	$(448)	$1,610
State	213	1,421	3,793
Foreign	(399)	45	5,184
	654	1,018	10,587
Deferred tax provision
Federal	(581)	(43,542)	(24,196)
State	(3,261)	(7,929)	(2,473)
Foreign	1,524	6,133	(225)
	(2,318)	(45,338)	(26,894)
Income tax benefit	$(1,664)	$(44,320)	$(16,307)

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
United States federal tax at statutory rate	35.0%	35.0%	35.0%
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	0.1%	(0.2%)	0.0%
Research credits	4.6%	5.0%	14.5%
Change in unrecognized tax benefits	0.8%	(1.1%)	(6.6%)
State income taxes, net of federal benefit	3.1%	3.3%	5.8%
Compensation	(1.5%)	(0.6%)	(3.9%)
Meals and entertainment	(1.4%)	(0.7%)	(6.1%)
Impact of foreign operations	(3.7%)	(1.1%)	10.7%
Federal, state and local rate changes	0.4%	0.7%	(11.3%)
Change in unrecognized tax benefit, Coniston	0.0%	0.0%	91.4%
Indemnification asset settlement, Coniston	0.0%	0.0%	(28.2%)
Change in unrecognized tax benefits, Bilateral Advance Pricing Agreement	0.0%	3.0%	0.0%
Bilateral Advance Pricing Agreement impact	0.3%	(3.2%)	0.0%
Non-deductible items	(0.1%)	(0.1%)	(0.5%)
Valuation allowance	(36.2%)	(9.2%)	(4.0%)
True-up of capitalized software deferred tax	0.0%	0.0%	(2.3%)
Other	1.1%	(0.9%)	(1.1%)
Effective rate	2.5%	29.9%	93.4%

 Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2014	2013
Deferred tax assets
Accruals and reserves, net	$26,086	$28,210
Allowance for doubtful accounts	14,159	21,242
Stock-based compensation, net	10,773	7,498
Deferred revenue	17,422	12,636
Net operating loss carryforwards	90,463	90,964
Research and development tax credit	24,313	21,580
AMT credits	5,606	5,250
Other	3,617	4,962
Less: Valuation Allowance	(41,273)	(14,241)
Total deferred tax assets	151,166	178,101

Deferred tax liabilities
Prepaid expense	(9,268)	(11,395)
Property and equipment, net	(903)	(852)
Acquired intangibles, net	(160,130)	(182,719)
Total deferred tax liabilities	(170,301)	(194,966)
Net deferred tax liabilities	$(19,135)	$(16,865)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31,	December 31,
(In thousands)	2014	2013
Current deferred tax assets, net	$35,615	$55,468
Current deferred tax liabilities, net	(21)	0
Current deferred tax assets (liabilities), net	35,594	55,468
Non-current deferred tax assets, net	708	7,361
Non-current deferred tax liabilities, net	(55,437)	(79,694)
Non-current deferred tax assets (liabilities), net	(54,729)	(72,333)
Net deferred tax liabilities	$(19,135)	$(16,865)

As of December 31, 2014 and 2013, we had federal net operating loss (“NOL”) carryforwards of $278 million and $276 million, respectively. Of the total federal NOL carryforwards, approximately $11 million relates to stock compensation tax deductions that will be tax-effected and the related benefit credited to additional paid-in capital when realized. As of December 31, 2014 and 2013, we had state NOL carryforwards of approximately $8 million and $8 million, respectively. The NOL carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. Our historical federal NOLs are subject to annual limitation on usage of approximately $62 million per year. In connection with our merger with Eclipsys Corporation (the “Eclipsys Merger”) in 2010, we acquired federal NOLs totaling approximately $265 million. Due to the change in control in Eclipsys, these NOLs are subject to annual limitation on utilization of approximately $48 million per year. NOLs incurred subsequent to the Eclipsys Merger have no restrictions on utilization. We have Israeli NOL carryovers of approximately $84 million that do not expire.

We use the tax law ordering approach for determining when tax benefits derived from stock-based awards are utilized. Under this approach, the utilization of excess tax deductions associated with stock-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes when net operating losses exist.

For federal purposes, 1993 to 2013 tax years remain subject to income tax examination by federal authorities. The IRS has commenced with an audit of all open years. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL carryforwards. For our state tax jurisdictions, 2004 to 2013 tax years remain open to income tax examination by state tax authorities. In Canada, the 2003 to 2013 tax years remain open for examination and in India the 2011 to 2013 tax years remain open.

We have a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during such holiday. The tax holiday for the subsidiary began to partially expire in 2012 and will fully expire in 2017. Tax savings realized from this holiday totaled $0.8 million, $0.6 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively, which reduced our diluted loss per share by less than $0.01 in each of those years.

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

The following table reconciles unrecognized tax benefits:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Beginning balance as of January 1	$18,283	$18,140	$43,284
Increases for tax positions related to the current year	627	1,517	46
Decreases for tax positions related to prior years	(3,239)	(23)	(13,944)
Increases for tax positions related to prior years	173	3,238	656
Decreases relating to settlements with taxing authorities	(384)	(4,099)	(11,925)
Foreign currency translation	(26)	(394)	97
Reductions due to lapsed statute of limitations	(120)	(96)	(74)
Ending balance as of December 31	$15,314	$18,283	$18,140

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

We had gross unrecognized tax benefits of approximately $15.3 million and $17.1 million as of December 31, 2014 and 2013, respectively. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $2.3 million and $10.2 million, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of approximately $1.3 million and $2 million, respectively. We believe that it is reasonably possible that approximately $3.3 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2015, as a result of audit settlements and/or a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Interest and penalties included in the provision for income taxes	$(715)	$(188)	$(2,539)

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,	December 31,
(In thousands)	2014	2013
Interest and penalties included in the liability for uncertain tax positions	$1,295	$2,011

During the years ended December 31, 2014 and 2013, we recorded valuation allowances of $25.8 million and $13.6 million, respectively, for federal credit carryforwards, and foreign and state NOL carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate is lower for the year ended December 31, 2014 as compared to the prior year, primarily due to the valuation allowance discussed above. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted into law, reinstating the research and development credit retroactively to January 1, 2014. Our effective tax rate for 2014 includes the impact of the estimated 2014 credit of $3.1 million. As of the date of this Form 10-K, the research and development credit has not been reinstated for 2015 and future years.

We file income tax returns in the U.S. federal jurisdiction, numerous states in the U.S. and multiple countries outside of the U.S. We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

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

During 2014, we determined that approximately $44.3 million of these foreign subsidiaries’ undistributed earnings are now indefinitely reinvested outside the U.S. As we have determined that the earnings of these subsidiaries are not required as a source of funding for U.S. operations, such earnings are not planned to be distributed to the U.S. in the foreseeable future.

8. Stock Award Plans

Our Amended and Restated 2011 Stock Incentive Plan (“Plan”) provides for the granting of stock options, service-based share awards, performance-based share awards and market-based share awards, among other awards. As of December 31, 2014, there were 7.2 million shares of common stock reserved for issuance under future share-based awards to be granted to any of our employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

We recorded stock-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cost of revenue:
Professional services	$2,679	$2,598	$2,437
Maintenance	1,264	1,430	1,579
Transaction processing and other	1,971	1,616	1,913
Total cost of revenue	5,914	5,644	5,929
Selling, general and administrative expenses	25,376	23,013	25,869
Research and development	7,964	8,353	7,328
Total stock-based compensation expense	$39,254	$37,010	$39,126

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2014 is approximately $8 million. No stock-based compensation costs were capitalized during the years ended December 31, 2014, 2013 and 2012. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2014, total unrecognized stock-based compensation expense related to non-vested awards and options was $59.5 million and this expense is expected to be recognized over a weighted-average period of 2.3 years.

We issue service-based awards, performance-based, and market-based awards in the form of restricted stock units, stock options or shares. A description of each category of awards is presented below.

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

As of December 31, 2014, there was $50.0 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards which is expected to be recognized through December 2018.

Performance-based Share Awards

Performance-based share awards include restricted stock units and shares. The purpose of such awards is to align management’s compensation with our financial performance and other operational objectives and, in certain cases, to retain key employees over a specified performance period. Awards granted under this category are based on the achievement of various targeted financial measures, including, but not limited to, non-GAAP EBITDA, revenue and bookings growth, as defined in the grant agreements. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards is recognized over three-year and four-year vesting periods under the accelerated attribution method if and when we conclude that it is probable that the performance conditions will be achieved.

As of December 31, 2014, there was $6.2 million of total estimated unrecognized stock-based compensation expense, assuming various target attainments related to the performance-based share awards, which is expected to be recognized through February 2018.

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

As of December 31, 2014, there was $3.3 million of total estimated unrecognized stock-based compensation expense, assuming various target attainments related to the market-based share awards, which is expected to be recognized through December 2016.

Restricted Stock Units and Awards

The following table summarizes the activity for restricted stock units during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2011	4,182	$17.83
Awarded	5,574	$11.78
Vested	(1,898)	$16.11
Forfeited	(1,130)	$17.16
Unvested restricted stock units as of December 31, 2012	6,728	$13.43
Awarded	2,511	$15.06
Vested	(2,023)	$13.77
Forfeited	(1,482)	$13.74
Unvested restricted stock units as of December 31, 2013	5,734	$13.94
Awarded	2,199	$18.09
Vested	(2,044)	$13.90
Forfeited	(793)	$14.28
Unvested restricted stock units as of December 31, 2014	5,096	$15.69

The following table summarizes the activity for restricted stock awards during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2011	411	$16.95
Vested	(254)	$16.27
Forfeited	(137)	$16.72
Unvested restricted stock awards as of December 31, 2012	20	$15.94
Vested	(17)	$15.92
Forfeited	(3)	$16.05
Unvested restricted stock awards as of December 31, 2013	0	$0.00
Vested	0	$0.00
Forfeited	0	$0.00
Unvested restricted stock awards as of December 31, 2014	0	$0.00

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2014 and 2013 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2014, 2013 and 2012 were 669 thousand, 693 thousand and 860 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

	Options	Weighted-Average	Options	Weighted-Average
(In thousands, except per share amounts)	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance as of December 31, 2011	3,976	$10.31	3,499	$9.87
Options exercised	(1,138)	$5.32
Options forfeited	(171)	$16.62
Balance as of December 31, 2012	2,667	$12.04	2,548	$11.88
Options granted	3,870	$13.79
Options exercised	(1,442)	$8.47
Options forfeited	(773)	$14.94
Balance as of December 31, 2013	4,322	$14.28	1,025	$15.52
Options granted	0	$0.00
Options exercised	(289)	$11.88
Options forfeited	(606)	$15.03
Balance as of December 31, 2014	3,427	$14.35	1,393	$14.97

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

The following table contains the stock option weighted-average grant date fair value information and related valuation assumptions for the year ended December 31, 2013. No stock option awards were granted for the years ended December 31, 2014 and 2012.

Stock options granted (in thousands)	3,870
Fair Value per option	$6.25
Valuation assumptions:
Expected term ( in years)	4.8
Expected volatility	54.0%
Expected dividend yield	0%
Risk-free interest rate	0.9%

The stock option grant prices equaled the closing prices of our common stock on the date of grant and the stock options have a contractual term of 7 years. The expected term is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on U.S. Treasury instruments and the volatility input is calculated based on the implied volatility of our common stock.

The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2014 was $0.6 million and $0.6 million, respectively, based on our closing stock price of $12.77 as of December 31, 2014. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under our plans:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Total intrinsic value of stock options exercised	$1,535	$7,500	$7,756
Total fair value of share awards vested	$31,672	$28,609	$28,600

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Number of		Number of
	Options	Weighted-Average	Options	Weighted-Average
Range of Exercise Prices	Outstanding	Exercise Price	Exercisable	Exercise Price
$6.65 to $12.72	513,202	$11.57	239,025	$10.26
$13.15 to $14.78	2,145,654	$13.99	553,095	$13.96
$14.94 to $16.80	465,943	$16.02	298,879	$16.48
$17.83 to $18.58	143,160	$18.42	143,160	$18.42
$18.74 to $20.94	159,100	$19.63	159,100	$19.63
	3,427,059		1,393,259

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2014 is 3.3 years.

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

We treat the ESPP as a compensatory plan in accordance with GAAP. There were 644 thousand and 388 thousand shares purchased under the ESPP during the years ended December 31, 2014 and 2013, respectively.

9. Stockholders’ Equity

Stock Repurchases

The stock repurchase program approved by the Board of Directors of Allscripts Healthcare Solutions, Inc. in April 2011 expired on May 9, 2014. No shares were repurchased under this program during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, we repurchased approximately 21 million shares of our common stock under this program at an aggregate purchase price of approximately $226 million. The average price paid per share during the year ended December 31, 2012 was $10.89.

Issuance of Warrants

During June 2013, in connection with the issuance of the 1.25% Notes, we issued the 1.25% Warrants for approximately 20.1 million shares of our common stock (subject to anti-dilution adjustments under certain circumstances) with an initial exercise price of $23.135 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of approximately $51.2 million are included as additional paid in capital in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The 1.25% Warrants expire over a period of 70 trading days beginning on October 1, 2020 and are exercisable only upon expiration. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. We will not receive any additional proceeds if the 1.25% Warrants are exercised. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants.

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and is valued based on an option pricing model that uses observable and unobservable market data for inputs. During the years ended December 31, 2014 and 2013, we recognized approximately $2.5 million and $1.3 million of the warrant fair value as a reduction to transaction processing and other revenues.

10. Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss:

	December 31,	December 31,
(In thousands)	2014	2013
Unrealized gain on marketable securities	$228	$203
Tax effect	(88)	(79)
Unrealized gain on marketable securities, net of tax	140	124

Unrealized loss on interest rate swap	0	(458)
Tax effect	0	179
Unrealized loss on interest rate swap, net of tax	0	(279)

Foreign currency translation adjustment	(2,119)	(1,590)
Total accumulated other comprehensive loss	$(1,979)	$(1,745)

11. Derivative Financial Instruments

1.25% Call Option

In June 2013, concurrent with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with certain of the initial purchasers of the 1.25% Notes (the “Option Counterparties”). We used $82.8 million of the proceeds from the issuance of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million for the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. Assuming full performance by the option counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes.

Aside from the initial payment of a premium to the option counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the counterparties under the 1.25% Call Option, and, subject to the terms and conditions thereof, will be entitled to receive from the option counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.25% Call Options during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes of $17.19 per share of common stock.

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to discussion of fair value measurements in Note 1, “Basis of Presentation and Significant Accounting Policies.” The fair value of the 1.25% Call Option as of December 31, 2014 and 2013 was approximately $57.1 million and $104.7 million, respectively.

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income (expense), net. For the years ended December 31, 2014 and 2013, the change in the fair value of the 1.25% Call Option resulted in a net loss of $47.6 million and a net gain of $21.9 million, respectively. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other income (expense), net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to discussion of fair value measurements in Note 1, “Basis of Presentation and Significant Accounting Policies.” The fair value of the embedded cash conversion option as of December 31, 2014 and 2013 was approximately $57.8 million and $105.6 million, respectively. For the years ended December 31, 2014 and 2013, the change in the fair value of the embedded cash conversion option resulted in a net gain of $47.8 million and a net loss of $22.8 million, respectively. These amounts were slightly higher than the net loss and net gain recognized on the 1.25% Call Option over the same respective time periods.

Interest Rate Swap Agreement

We entered into an interest rate swap agreement with an effective date of October 29, 2010 that had the economic effect of modifying the variable rate component of the interest obligations associated with a portion of our variable rate debt. The initial notional amount of the interest rate swap agreement was $300 million, with scheduled step downs over time. The interest rate swap agreement expired on October 31, 2014. The interest rate swap agreement converted the one-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 0.896% (exclusive of the applicable margin currently charged under the Senior Secured Credit Facility). The critical terms of the interest rate swap agreement and the related debt agreement matched and allowed us to designate the interest rate swap agreement as a highly effective cash flow hedge under GAAP. The interest rate swap agreement was designed to protect us against changes in interest payments due to benchmark interest rate movements. The change in fair value of this interest rate swap agreement was recognized in other comprehensive income (loss) with the corresponding amounts included in other assets or other liabilities in our consolidated balance sheets. Amounts accumulated in other comprehensive (loss) income were indirectly recognized in earnings as periodic settlements of the swap occurred and the fair value of the swap declined to zero at expiration.

The fair value of our interest rate swap was a liability of approximately $0.5 million as of December 31, 2013. We recognized the following activity related to our interest rate swap agreement:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Effective portion:
Current period increase in fair value recognized in other comprehensive (loss) income, net	$458	$1,076	$220
Tax effect	(179)	(421)	(87)
Net	$279	$655	$133

Loss reclassified from accumulated other comprehensive loss to interest expense	$496	$1,215	$1,783

Amount excluded from effectiveness assessment and ineffective portion gain (loss) recognized in other income (expense), net	$0	$0	$0

No gains (losses) were reclassified from other comprehensive (loss) income into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2014, 2013 and 2012.

12. Commitments

Operating and Capital Leases

We conduct our operations from leased premises under a number of operating leases. We also lease office equipment and vehicles under operating leases. Certain office leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Total rent expense recognized, which consists of the base rental amount and other lessor charges when mandated in a lease agreement, was as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Rent expense	$16,259	$17,062	$18,543

The long-term portion of capital lease obligations is included on the consolidated balance sheet under other liabilities. Our future commitments under capital and operating leases are shown below. Future operating lease commitments are calculated using the base rental amount and foreign currency exchange rates in effect as of December 31, 2014.

	Capital	Operating
(In thousands)	Leases	Leases
2015	$244	$15,659
2016	57	14,987
2017	0	10,180
2018	0	5,527
2019	0	3,073
Thereafter	0	1,248
	301	$50,674
Less amount representing interest	(17)
	284
Current maturities of capital lease obligations	228
Capital lease obligations, net of current maturities	$56

Commitment with Strategic Partner

We are currently in the fourth year of a ten-year agreement with Xerox Consultant Services, Inc. (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. This agreement includes the payment of an initial base amount of approximately $50 million per year plus charges for services incremental to the base agreement. Expenses incurred under this agreement are included in cost of revenue in our consolidated statements of operations and were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Expenses incurred under Xerox agreement	$68,165	$62,259	$55,987

13. Business Segments

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a SaaS-delivery model), professional services, and IT outsourcing and remote hosting services. These sales are also the basis for our recurring service contracts for software maintenance and certain transaction processing services. We revised our reportable segments effective December 1, 2013, in connection with changes to our organizational and management structure that were announced earlier in 2013.

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

The Clinical and Financial Solutions segment includes our Acute, TouchWorks, Professional Practices, Payer and Life Sciences, and International strategic business units. This segment derives its revenue from the sale of integrated clinical software applications, financial and information solutions, and related installation and maintenance services, to physician practices, hospitals and health systems of various sizes. These solutions primarily include EHR-related software, financial and practice management software, related installation and training services, and electronic claims administration services. The Population Health segment includes our Performance and Care Logistics and Population Health strategic business units. This segment derives its revenue from the sale of health management solutions, which are mainly targeted at hospitals, health systems and ACOs, and which enable such organizations to connect, transition, analyze, and coordinate care across the entire care community. The Managed Services segment includes our Outsourcing and Remote Hosting strategic business units. It derives its revenue from the sale of outsourcing solutions, where we assume partial to total responsibility for a healthcare organization’s IT operations and remote hosting solutions. The revenues from this segment are primarily reflected as part of transaction processing and other in our consolidated statements of operations. Segment data for prior periods presented in the table below has been restated to conform to the current year’s presentation.

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

	Year Ended December 31,
(In thousands)	2014	2013	2012
Revenue:
Clinical and Financial Solutions	$827,926	$871,819	$947,011
Population Health	284,836	257,738	244,153
Managed Services	251,951	222,358	231,869
Unallocated Amounts	13,160	21,146	23,292
Total revenue	$1,377,873	$1,373,061	$1,446,325

Gross Profit:
Clinical and Financial Solutions	$398,774	$407,624	$458,930
Population Health	192,445	175,591	157,007
Managed Services	16,537	20,454	35,392
Unallocated Amounts	(61,772)	(69,213)	(44,794)
Total gross profit	$545,984	$534,456	$606,535

Income (Loss) from operations:
Clinical and Financial Solutions	$175,318	$166,500	$239,712
Population Health	115,732	108,733	101,457
Managed Services	16,537	20,454	35,392
Unallocated Amounts	(346,775)	(423,288)	(363,290)
Total loss from operations	$(39,188)	$(127,601)	$13,271

14. Supplemental Disclosures

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash paid during the period for:
Interest	$15,585	$12,997	$11,218
Income taxes paid, net of tax refunds	$7,104	$7,944	$7,040
Non-cash transactions:
Obligations incurred to purchase capitalized software	$4,800	$0	$0

Accrued expenses consist of the following:

	December 31,	December 31,
(In thousands)	2014	2013
Royalties, certain third party product costs and licenses	$23,946	$30,997
Other	55,021	65,502
Total accrued expenses	$78,967	$96,499

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

15. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. Our revenues by geographic area are summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
United States	$1,327,840	$1,321,779	$1,387,304
Canada	20,727	24,999	23,909
Other international	29,306	26,283	35,112
Total	$1,377,873	$1,373,061	$1,446,325

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,	December 31,
(In thousands)	2014	2013
United States	$133,485	$160,237
India	8,044	9,652
Israel	2,142	2,180
Canada	935	1,295
Other international	1,224	649
Total	$145,830	$174,013

16. Contingencies

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

In the opinion of our management, based on the information currently available, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to the following matter.

On September 14, 2010, Pegasus Imaging Corporation filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between the plaintiff and Advanced Imaging Concepts, Inc., a software company that we acquired in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from the plaintiff in approximately 1999. On April 16, 2013, the plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to the plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against the plaintiff for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. On July 7, 2014, the Court granted our motion for summary judgment on the plaintiff’s claim of unfair trade practices under Florida law and our motion for summary judgment as to the aforementioned defunct corporations, and granted the plaintiff’s motion for summary judgment on our counterclaims, for which the plaintiff has moved for reconsideration. No trial date has been scheduled.

In the opinion of our management, based on the information currently available, there is a reasonable possibility that we may incur a material loss with respect to the following matters. However, it is not possible to estimate the possible loss or range of loss at this time. Our management will continue to evaluate the potential exposure related to these matters in future periods.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA; treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Discovery is proceeding. The plaintiff must file a motion for class certification by June 22, 2015. No trial date has been scheduled.

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

On July 11, 2012, RLIS, Inc. filed a complaint in the United States District Court for the Southern District of Texas against us. The complaint alleges, among other things, that our Enterprise EHR product (now Allscripts Touchworks) willfully infringes U.S. Patent No. 7,076,436. On September 28, 2012, the plaintiff filed an amended complaint that alleges, among other things, that certain of our products and services infringe both the foregoing patent as well as U.S. Patent No. 5,823,948. The amended complaint seeks an unspecified amount of damages and interest, as well as injunctive relief. The case is currently scheduled for trial in March 2015, although the Court has indicated it may potentially delay the trial date.

On May 15, 2014, Medfusion, Inc. filed a complaint in the Superior Court of Wake County, North Carolina, against us. The complaint alleges, among other things, breach of contract, fraudulent inducement, fraud, and violation of North Carolina’s unfair methods of competition and unfair or deceptive trade practices statutes by us in connection with a previous commercial agreement between the parties. The complaint seeks an unspecified amount of damages and interest. The case is currently scheduled for trial in February 2016.

Other Matters

During 2014, we resolved a number of pending legal proceedings related to our offer to upgrade MyWay clients to Professional Suite. In August 2014, we concluded our arbitration with Etransmedia Technology, Inc. In October 2014, we entered into a settlement agreement with Pain Clinic of Northwest Florida, Inc., American Pain Care Specialists, LLC, Advanced Pain Specialists, Inc., and South Baldwin Family Practice, LLC. The court granted final approval of this settlement agreement in February 2015. In December 2014, we entered into a settlement agreement with Costco Wholesale Corporation, as well as a settlement agreement with Cardinal Health 200, LLC. During 2014, we paid approximately $14.0  million in connection with the resolution of these claims, including approximately $4.0 million in the fourth quarter of 2014.

17. North American Site Consolidation Plan

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

During the year ended December 31, 2014, we recognized benefits of approximately $2.2 million due to the release of previously accrued severance costs which we no longer expect to pay; while during the year ended December 31, 2013, we incurred approximately $20.1 million in severance, retention bonuses and relocation expenses costs resulting from the Site Consolidation Plan. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2014 and 2013, with the exception of $3.9 million for the year ended December 31, 2013, included in research and development. The portion of these amounts allocable to our reportable segments is not material.

In the first quarter of 2013, we established a liability for approximately $11.2 million for severance costs resulting from the Site Consolidation Plan, of which approximately $4.2 million remained as of December 31, 2013 and was included in accrued compensation and benefits in our consolidated balance sheet as of December 31, 2013. During the year ended December 31, 2014, we paid approximately $2.0 million and released approximately $2.2 million of previously accrued severance costs, which we no longer expect to pay, resulting in no remaining liability as of December 31, 2014.

As of December 31, 2014, the Site Consolidation Plan was substantially completed and additional estimated costs yet to be incurred in connection with the Site Consolidation Plan, which primarily consist of lease-related costs, are not expected to be material.

18. Quarterly Financial Information (Unaudited)

The following tables contain a summary of our unaudited quarterly consolidated results of operations for our last eight fiscal quarters.

	Quarter Ended
	December 31,		September 30,		June 30,		March 31,
(In thousands, except per share amounts)	2014		2014		2014		2014

Revenue	$340,903		$345,389		$351,296		$340,285
Cost of revenue	204,549		213,933		211,308		202,099
Gross profit	136,354		131,456		139,988		138,186
Selling, general and administrative expenses	85,038		97,034		86,663		89,946
Research and development	41,538		45,962		53,016		52,305
Asset impairment charges	256		188		1,751		195
Amortization of intangible and acquisition-related assets	8,866		7,112		7,651		7,651
Loss income from operations	656		(18,840)		(9,093)		(11,911)
Interest expense	(7,292)		(7,542)		(7,230)		(7,233)
Other (expense) income, net	(1)		171		230		(32)
Loss before income taxes	(6,637)		(26,211)		(16,093)		(19,176)
Income tax benefit (provision)	4,459		448	(3)	(1,677)		(1,566)
Net loss	$(2,178)		$(25,763)		$(17,770)		$(20,742)

Loss per share - basic and diluted	$(0.01)		$(0.15)		$(0.09)		$(0.12)

	Quarter Ended
	December 31,		September 30,		June 30,		March 31,
(In thousands, except per share amounts)	2013 (1)		2013 (1)		2013 (1)		2013 (1)

Revenue	$350,977		$330,191		$344,827		$347,066
Cost of revenue	212,778		204,644		208,545		212,638
Gross profit	138,199		125,547		136,282		134,428
Selling, general and administrative expenses	109,273		104,506		101,588		104,232
Research and development	47,870		49,400		51,822		50,659
Asset impairment charges	950		7,371	(2)	2,814	(2)	319
Amortization of intangible and acquisition-related assets	7,651		7,722		8,379		7,501
Loss income from operations	(27,545)		(43,452)		(28,321)		(28,283)
Interest expense	(7,024)		(6,895)		(9,499)	(4)	(4,637)
Other (expense) income, net	(213)		(826)		218		8,131	(5)
Loss before income taxes	(34,782)		(51,173)		(37,602)		(24,789)
Income tax benefit	14,164	(3)	2,233	(3)	14,726		13,197
Net loss	$(20,618)		$(48,940)		$(22,876)		$(11,592)

Loss per share - basic and diluted	$(0.12)		$(0.27)		$(0.13)		$(0.07)

(1)	Results of operations for the quarter include the results of operations of dbMotion and Jardogs for the period subsequent to the date of each acquisition, which was, in each case, March 4, 2013.
(2)

Asset impairment charges reflect non-cash charges to earnings primarily related to the impairment of previously capitalized software development and other deferred costs related to our MyWay convergence program. In addition, the quarters ended June 30, 2013 and September 30, 2013 also include the impairment of software and fixed assets related to product consolidation activities associated with the dbMotion acquisition.

(3)

Income tax benefit (provision) reflects the recognition of a valuation allowance of $5.2 million and $16.3 million for federal credit carryforwards, and foreign and state net operating loss carryforwards in the quarters ended September 30, 2014 and 2013, respectively, and a reduction of the valuation allowance of $2.7 million in the quarter ended December 31, 2013.

(4)	Interest expense includes the write-off of $3.9 million of deferred debt issuance costs associated with our prior credit facility, which was replaced in June 2013.
(5)

Other (expense) income, net includes a gain of $4.7 million resulting from the sale of our investment in Humedica, Inc., as well as a gain of $3.3 million from the remeasurement to fair value of our prior interest in dbMotion in connection with our acquisition of dbMotion.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. We reviewed the results of management’s assessment with the Audit Committee of our Board.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers required by this Item is incorporated by reference from Part I, Item 4A of this Form 10-K, under the heading “Executive Officers.”

Other information required by this Item is incorporated by reference from the information contained under the proposal “Election of Directors,” the heading “Directors,” and the subheadings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” under the heading “Corporate Governance” in our 2015 Proxy Statement (the “2015 Proxy Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2014.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from information contained under the heading “Compensation Discussion and Analysis” and the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors” under the heading “Corporate Governance” in the 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from information contained under the subheadings “Certain Relationships and Related Transactions” and “Board Meetings and Committees” under the heading “Corporate Governance” in the 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from information contained under the subheadings “Fees Paid to Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in Part II of this Form 10-K:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

		Charged to
	Balance at	Expenses/	Deferred	Write-Offs,	Balance at
	Beginning of	Against	Revenue	Net of	End of
(In thousands)	Year	Revenue	Reclassification	Recoveries	Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2014	$54,252	9,592	(5,340)	(22,457)	$36,047
Year ended December 31, 2013	$45,320	20,095	1,116	(12,279)	$54,252
Year ended December 31, 2012	$27,627	37,447	(7,640)	(12,114)	$45,320

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

Date: March 2, 2015

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

Signature	Title	Date

/S/ PAUL M. BLACK Paul M. Black	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015

/S/ RICHARD J. POULTON Richard J. Poulton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/S/ STUART L. BASCOMB Stuart L. Bascomb	Director	March 2, 2015

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	March 2, 2015

/S/ ROBERT J. CINDRICH Robert J. Cindrich	Director	March 2, 2015

/S/ MICHAEL A. KLAYKO Michael A. Klayko	Chairman of the Board and Director	March 2, 2015

/S/ ANITA V. PRAMODA Anita V. Pramoda	Director	March 2, 2015

/S/ DAVID D. STEVENS David D. Stevens	Director	March 2, 2015

/S/ RALPH H. “RANDY” THURMAN Ralph H. “Randy” Thurman	Director	March 2, 2015

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation			8-K	2.1	June 9, 2010

2.2	Share Purchase Agreement, dated as of March 4, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare International Holdings, LLC, dbMotion, Ltd., the Sellers party thereto and Shareholder Representative Services LLC, as representative of the Sellers			8-K	2.1	March 5, 2013

3.1	Fourth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 23, 2010

3.2	By-Laws of Allscripts Healthcare Solutions, Inc.			10-K	3.2	March 1, 2013

4.1	Indenture dated as of June 18, 2013, between Allscripts Healthcare Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee			8-K	4.1	June 18, 2013

4.2	Form of 1.25% Cash Convertible Senior Note due 2020 (included in Exhibit 4.2)			8-K	4.2	June 18, 2013

10.1	Credit Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, Citibank, N.A., as syndication agent, KeyBank National Association, SunTrust Bank, Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.			8-K	10.1	July 2, 2013

10.2	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.3	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	June 18, 2013

10.4	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.2	June 18, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.5		Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	June 18, 2013

10.6		Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.4	June 18, 2013

10.7		Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.5	June 18, 2013

10.8		Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.6	June 18, 2013

10.9		Warrant transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.7	June 18, 2013

10.10		Warrant transaction confirmation, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.8	June 18, 2013

10.11		Warrant transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.9	June 18, 2013

10.12		Warrant transaction confirmation, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.10	June 18, 2013

10.13		Warrant transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.11	June 18, 2013

10.14		Warrant transaction confirmation, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.12	June 18, 2013

10.15	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)			10-Q	10.3	October 13, 2009

10.16	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan			10-K	10.19	March 31, 2003

10.17	†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan			10-Q	10.12	November 10, 2008

10.18	†	Amended and Restated Allscripts Healthcare Solutions Inc. Incentive Plan			8-K	10.1	May 23, 2014

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.19	†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2013

10.20	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.21	†	Form of Restricted Stock Unit Award Agreement (Directors)			10-KT	10.37	March 1, 2011

10.22	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.23	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.24	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.25	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.26	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.27	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.28	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-K	10.39	March 1, 2013

10.29	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (February 2014)			10-K	10.29	March 3, 2014

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.31	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, between Allscripts Healthcare Solutions, Inc. and Paul M. Black	X

10.32	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

10.33	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.34	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			10-K	10.41	March 1, 2013

10.35	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.36	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.37	†	Employment Agreement, dated as of October 10, 2012 but effective as of November 12, 2012, between Allscripts Healthcare Solutions, Inc. and Dennis Olis			10-K	10.39	March 3, 2014

10.38	†	Employment Agreement, dated as of May 28, 2013, between Allscripts Healthcare Solutions, Inc. and Brian Farley			10-K	10.40	March 3, 2014

10.39	†	Separation Agreement dated as of January 22, 2014 between Allscripts Healthcare Solutions, Inc. and Deborah Snow			10-Q	10.1	May 9, 2014

12.1		Ratio of Earnings to Fixed Charges	X

16.1		Letter to the Securities and Exchange Commission from Ernst & Young LLP dated March 10, 2014			8-K	16.1	March 10, 2014

21.1		Subsidiaries	X

23.1		Consent of Grant Thornton LLP	X

23.2		Consent of Ernst & Young LLP	X

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Definition Linkbase

†	Indicates management contract or compensatory plan.