Form 10-Q
period 2015-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2015-05-08
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(312) 506-1200

(Registrant's telephone number, including area code)

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

As of April 30, 2015, there were 180,857,921 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$88,480	$53,173
Accounts receivable, net of allowance of $35,917 and $36,047 as of March 31, 2015 and December 31, 2014, respectively	325,237	331,625
Deferred taxes, net	35,651	35,615
Prepaid expenses and other current assets	108,020	102,398
Total current assets	557,388	522,811
Long-term marketable securities	0	1,305
Fixed assets, net	140,116	145,830
Software development costs, net	83,485	86,153
Intangible assets, net	387,047	403,362
Goodwill	1,200,290	1,200,746
Deferred taxes, net	708	708
Other assets	135,720	147,249
Total assets	$2,504,754	$2,508,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,656	$70,824
Accrued expenses	63,267	78,967
Accrued compensation and benefits	39,846	51,062
Deferred revenue	322,111	293,022
Deferred taxes, net	21	21
Current maturities of long-term debt and capital lease obligations	30,286	27,504
Total current liabilities	538,187	521,400
Long-term debt	542,399	548,682
Deferred revenue	23,047	23,168
Deferred taxes, net	56,010	55,437
Other liabilities	67,024	75,257
Total liabilities	1,226,667	1,223,944
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2015 and December 31, 2014; 265,484 and 180,812 shares issued and outstanding as of March 31, 2015, respectively; 265,138 and 180,466 shares issued and outstanding as of December 31, 2014, respectively	2,655	2,651
Treasury stock: at cost, 84,672 as of March 31, 2015 and December 31, 2014	(278,036)	(278,036)
Additional paid-in capital	1,754,747	1,749,593
Accumulated deficit	(198,093)	(188,009)
Accumulated other comprehensive loss	(3,186)	(1,979)
Total stockholders’ equity	1,278,087	1,284,220
Total liabilities and stockholders’ equity	$2,504,754	$2,508,164

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Revenue:
Software delivery, Support and Maintenance	227,559	227,390
Client services	106,993	112,895
Total revenue	334,552	340,285
Cost of revenue:
Software delivery, Support and Maintenance	76,687	75,203
Client services	107,159	105,865
Amortization of software development and acquisition-related assets	20,916	21,031
Total cost of revenue	204,762	202,099
Gross profit	129,790	138,186
Selling, general and administrative expenses	82,029	89,946
Research and development	46,727	52,305
Asset impairment charges	26	195
Amortization of intangible and acquisition-related assets	6,703	7,651
Loss from operations	(5,695)	(11,911)
Interest expense	(7,256)	(7,233)
Other income (expense), net	1,886	(32)
Loss before income taxes	(11,065)	(19,176)
Income tax benefit (provision)	981	(1,566)
Net loss	$(10,084)	$(20,742)
Loss per share - basic and diluted	$(0.06)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net loss	$(10,084)	$(20,742)
Other comprehensive (loss) income, net of taxes:
Change in unrealized gains on marketable securities, net of tax	(139)	2
Derivatives qualifying as hedges:
Unrealized loss on interest rate swap	0	(33)
Reclassification adjustment for loss included in net loss	0	199
Tax effect	0	(66)
Unrealized gain on interest rate swap, net of tax	0	100
Change in foreign currency translation adjustments	(1,068)	(61)
Total other comprehensive (loss) income	(1,207)	41
Comprehensive loss	$(11,291)	$(20,701)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(10,084)	$(20,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,661	45,127
Stock-based compensation expense	9,120	10,070
Excess tax benefits from stock-based compensation	(2)	(1,132)
Deferred taxes	(949)	4,398
Asset impairment charges	26	195
Other losses, net	965	1,463
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	5,244	(28,178)
Prepaid expenses and other assets	(1,960)	2,363
Accounts payable	11,817	(889)
Accrued expenses	(15,365)	(14,255)
Accrued compensation and benefits	(11,136)	(27,027)
Deferred revenue	29,240	54,248
Other liabilities	(47)	(4,353)
Net cash provided by operating activities	58,530	21,288
Cash flows from investing activities:
Capital expenditures	(6,115)	(11,945)
Capitalized software	(9,315)	(9,144)
Purchases of non-marketable securities, other investments and related intangible assets	(750)	(5,968)
Sales and maturities of marketable securities and other investments	1,305	19
Proceeds received from sale of fixed assets	7	55
Net cash used in investing activities	(14,868)	(26,983)
Cash flows from financing activities:
Proceeds from issuance of common stock	40	1,673
Excess tax benefits from stock-based compensation	2	1,132
Taxes paid related to net share settlement of equity awards	(2,207)	(3,184)
Payments of capital lease obligations	(68)	(110)
Credit facility payments	(20,625)	(30,313)
Credit facility borrowings	15,000	15,000
Net cash used in financing activities	(7,858)	(15,802)
Effect of exchange rate changes on cash and cash equivalents	(497)	123
Net increase (decrease) in cash and cash equivalents	35,307	(21,374)
Cash and cash equivalents, beginning of period	53,173	62,954
Cash and cash equivalents, end of period	$88,480	$41,580

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

Reclassification

During the three months ended March 31, 2015, we adopted a revised presentation of revenue and the associated cost of revenue in our consolidated statement of operations, which we believe is better aligned with and representative of the amount and profitability of our overall software and services revenue streams, as well as with the way we manage our business, review our operating performance and market our products. In recent years, we have experienced a continued shift in customer preferences from up-front software license, and associated support and maintenance, agreements to hosted subscription-based agreements. Under our previous presentation, the revenue and cost of revenue of each of these types of agreements were reported under separate revenue categories. By combining these separate revenue categories, we believe that our revised presentation better reflects the overall trend in our software delivery, support and maintenance sales.

Under the revised presentation, revenue is reported based on two categories: (i) software delivery, support and maintenance, and (ii) client services. Previously, revenue was presented based on four categories: system sales, professional services, maintenance, and transaction processing and other. Software delivery, support and maintenance revenue consists of our previous system sales, maintenance and transaction processing and other revenue categories, excluding outsourcing and remote hosting managed IT services revenue previously included in transaction processing and other revenue. Client services revenue consists of our previous professional services category and outsourcing and remote hosting managed IT services revenue. The comparable 2014 quarterly period was revised for the new presentation. Total revenue and cost of revenue previously reported for the three months ended March 31, 2014 were not affected by this change in presentation.

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2015 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC's rules and regulations for interim reporting. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “Form 10-K”).

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

Accounting Pronouncements Not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. ASU 2014-09 is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 29, 2015, the FASB issued for public comment a proposal to defer the effective date of ASU 2014-09 by one year. Additionally, the proposal would permit companies to adopt the new revenue standard early, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating this new guidance.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs by requiring that such costs be presented on the balance sheet as a direct deduction from the related debt liability, rather than as an asset. The new accounting guidance is to be applied retrospectively and will be effective for us beginning in the first quarter of fiscal year 2016. Early application is permitted. We are currently evaluating the impact of this accounting guidance, but do not expect it to have a material impact on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 investments include money market funds valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund. There were no outstanding money market funds investments as of March 31, 2015 and December 31, 2014.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities, which consist of mortgage and asset-backed bonds. We sold all of our marketable securities during the three months ended March 31, 2015. Prior to the sale, marketable securities were recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs. Our Level 2 derivative financial instrument was an interest rate swap contract that expired in October 2014. Prior to expiration, the interest rate swap contract was valued based upon observable values for underlying interest rates and market determined risk premiums.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option (as defined in Note 8, “Derivative Financial Instruments”) asset and the embedded cash conversion option liability. Refer to Note 6, “Debt,” and Note 8, “Derivative Financial Instruments,” for further information regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine the fair value as of March 31, 2015 and December 31, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2015				December 31, 2014
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	Long-term marketable securities	0	0	0	0	0	1,305	0	1,305
1.25% Call Option	Other assets	0	0	49,882	49,882	0	0	57,091	57,091
Cash conversion option	Other liabilities	0	0	(50,605)	(50,605)	0	0	(57,839)	(57,839)
Total		$0	$0	$(723)	$(723)	$0	$1,305	$(748)	$557

During 2014, we acquired certain non-marketable equity securities of four third parties and entered into new, or amended existing, commercial agreements with each of those third parties to license and distribute their products and services, for a total consideration of approximately $21.1 million. The equity investments and the commercial agreements were valued at approximately $19.2 million and $1.9 million, respectively. Three of the equity investments acquired during 2014 are accounted for under the cost method, and one of the equity investments is accounted for under the equity method. The carrying values of the cost method investments and the equity method investment were approximately $17.8 million and $1.0 million, respectively, as of both March 31, 2015 and December 31, 2014. These carrying values are included in other assets and the carrying value of the above-referenced commercial agreements is included in intangible assets, net, in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014. It is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital. We did not acquire any other non-marketable securities during the three months ended March 31, 2015.

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility, with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of March 31, 2015, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 6, “Debt,” for further information regarding our long-term financial liabilities.

3. Stockholders' Equity

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

The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three months ended March 31, 2015 and 2014.

Stock-based compensation expense recognized during the three months ended March 31, 2015 and 2014 is included in our consolidated statements of operations as shown in the below table. No stock-based compensation costs were capitalized during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In thousands)	2015	2014
Cost of revenue:
Software delivery, Support and Maintenance	$1,096	$380
Client services	1,408	958
Total cost of revenue	2,504	1,338
Selling, general and administrative expenses	5,011	6,178
Research and development	2,003	2,554
Total stock-based compensation expense	$9,518	$10,070

We granted stock-based awards as follows:

	Three Months Ended March 31, 2015
		Weighted-Average
		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
Service-based restricted stock units	1,943	$11.75
Performance-based restricted stock units with a service condition	292	$12.17
Market-based restricted stock units with a service condition	497	$12.53
	2,732	$11.94

During the three months ended March 31, 2015 and the year ended December 31, 2014, approximately 0.3 million and 1.7 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2015 and 2014 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2015 and 2014 were 179 thousand and 174 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Issuance of Warrants

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and was valued based on an option pricing model that uses observable and unobservable market data for inputs. The warrant was valued at approximately $10.2 million and is being amortized into earnings over the four year vesting period. The amortization of the warrant value is included in stock-based compensation expense in the accompanying consolidated statements of cash flows.

4. Earnings (Loss) Per Share

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Basic Loss per Common Share:
Net loss	$(10,084)	$(20,742)
Net loss available to common stockholders	$(10,084)	$(20,742)

Weighted-average common shares outstanding	180,581	179,033

Basic Loss per Common Share	$(0.06)	$(0.12)

Diluted Loss per Common Share:
Net loss	$(10,084)	$(20,742)
Net loss available to common stockholders	$(10,084)	$(20,742)

Weighted-average common shares outstanding	180,581	179,033
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0
Weighted-average common shares outstanding assuming dilution	180,581	179,033

Diluted Loss per Common Share	$(0.06)	$(0.12)

As a result of our net loss available to common stockholders for the three months ended March 31, 2015 and 2014, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2015	2014
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	25,144	21,721

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$450,856	$(276,572)	$174,284	$451,087	$(267,547)	$183,540
Customer contracts and relationships	550,008	(389,245)	160,763	550,287	(382,465)	167,822
Total	$1,000,864	$(665,817)	$335,047	$1,001,374	$(650,012)	$351,362

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,200,290			1,200,746
Total			$1,252,290			$1,252,746

We revised our reportable segments effective January 1, 2015. Our revised reportable segments are (i) Clinical and Financial Solutions and (ii) Population Health. Refer to Note 10, “Business Segments” for additional information.

As a result of the revision of our reportable segments, we assessed our revised reporting units and allocated goodwill previously assigned to our former Outsourcing and Remote Hosting reporting units to our other reporting units. The allocated goodwill balances could be attributed to specific services associated with products purchased as part of businesses we previously acquired and, therefore, were allocated to the reporting units where such products are currently managed and sold. The resulting allocation of goodwill to our revised reportable segments is shown below.

We performed our annual goodwill impairment test as of October 1, 2014, our annual testing date, and again as of January 1, 2015 in conjunction with the revision of our reportable segments and related allocation of goodwill to our revised reporting units. The fair value of each reporting unit substantially exceeded its carrying value and no indicators of impairment were identified as a result of both tests.

Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2015 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Total
Balance as of December 31, 2014	$774,512	$426,234	$1,200,746
Foreign exchange translation	(456)	0	(456)
Balance as of March 31, 2015	$774,056	$426,234	$1,200,290

There were no accumulated impairment losses associated with our goodwill as of March 31, 2015 or December 31, 2014.

6. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	March 31, 2015			December 31, 2014
	Principal	Unamortized	Net Carrying	Principal	Unamortized	Net Carrying
(In thousands)	Balance	Discount	Amount	Balance	Discount	Amount
1.25% Cash Convertible Senior Notes	$345,000	$64,623	$280,377	$345,000	$67,276	$277,724
Senior Secured Credit Facility (long- term portion)	263,275	1,253	262,022	272,410	1,452	270,958
Senior Secured Credit Facility (current portion)	30,937	853	30,084	28,125	886	27,239
Total debt	$639,212	$66,729	$572,483	$645,535	$69,614	$575,921

Interest expense consisted of the following:

	Three Months Ended March 31,
(In thousands)	2015	2014
Interest expense	$3,861	$3,957
Amortization of discounts	2,885	2,766
Amortization of debt issuance costs	510	510
Total interest expense	$7,256	$7,233

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended March 31,
(In thousands)	2015	2014
Coupon interest at 1.25%	$1,078	$1,078
Amortization of original issuance discount	2,653	2,515
Amortization of debt issuance costs	295	295
Total interest expense related to the 1.25% Notes	$4,026	$3,888

There have been no significant changes in our senior secured credit facility agreement from those disclosed in our Form 10-K. As of March 31, 2015, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

As of March 31, 2015, $196.9 million under a term loan, $97.3 million under a revolving credit facility, and $0.9 million in letters of credit were outstanding under our senior secured credit facility. Borrowings under the revolving credit facility as of such date consisted of $82.5 million denominated in US Dollars and $14.8 million, or the equivalent of 10.0 million British Pounds Sterling, denominated in a foreign currency. As of March 31, 2015, the interest rate on the US Dollars-denominated borrowings under our senior secured credit facility was LIBOR plus 2.75%, which totaled 2.93%, and the interest rate on the British Pound Sterling-denominated borrowings was 3.00%. We were in compliance with all covenants under our senior secured credit facility agreement as of March 31, 2015. Unamortized deferred debt issuance costs totaled $9.0 million and are included within other assets on our consolidated balance sheet as of March 31, 2015.

As of March 31, 2015, we had $326.4 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our revolving credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payment obligations under the 1.25% Notes and the senior secured credit facility as of March 31, 2015:

		Remainder of
(In thousands)	Total	2015	2016	2017	2018	2019	2020
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	196,875	22,500	39,375	50,625	84,375	0	0
Senior Secured Revolving Facility	97,337	0	0	0	97,337	0	0
Total debt	$639,212	$22,500	$39,375	$50,625	$181,712	$0	$345,000

 (1) Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

7. Income Taxes

We account for income taxes under FASB Accounting Standards Codification 740, Income Taxes (“ASC 740”). We calculate the quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby we forecast the estimated annual effective tax rate and then apply that rate to the year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.  There is no tax benefit recognized on certain of the net operating losses incurred due to insufficient evidence supporting the Company’s ability to use these losses in the future. The effective tax rates were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Loss before income taxes	$(11,065)	$(19,176)
Income tax benefit (provision)	$981	$(1,566)
Effective tax rate	8.9%	(8.2%)

Our effective tax rate for the three months ended March 31, 2015 is higher compared with the prior year comparable period. The income tax benefit (provision) for the three months ended March 31, 2015 does not include any tax benefit for year to date losses based on our estimate of the overall annual results of operation for 2015, whereas the income tax benefit (provision) for the three months ended March 31, 2014 includes a $10 million valuation allowance against federal and foreign net operating loss carryforwards. As of the date of this Form 10-Q, the research and development credit had not been reinstated for 2015 and future years and, therefore, no estimate for this credit has been included in our effective tax rate for 2015.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). No additional valuation allowance was recorded during the three months ended March 31, 2015 related to deferred tax assets associated with net operating loss carryforwards.

Our unrecognized income tax benefits were $15.3 million as of both March 31, 2015 and December 31, 2014, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

8. Derivative Financial Instruments

1.25% Call Option

In June 2013, concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions with certain of the initial purchasers of the 1.25% Notes (collectively, the “1.25% Call Option”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes.

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 2, “Fair Value Measurements.” The fair value of the 1.25% Call Option as of March 31, 2015 and December 31, 2014 was approximately $49.9 million and $57.1 million, respectively.

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income (expense), net. For the three months ended March 31, 2015 and 2014, the change in the fair value of the 1.25% Call Option resulted in a loss of approximately $7.2 million and a gain of approximately $29.9 million, respectively. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other income (expense), net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 2, “Fair Value Measurements.” The fair value of the embedded cash conversion option as of March 31, 2015 and December 31, 2014 was approximately $50.6 million and $57.8 million, respectively. For the three months ended March 31, 2015 and 2014, the change in the fair value of the embedded cash conversion option resulted in a gain of approximately $7.2 million and a loss of approximately $30.0 million, respectively. The gain and loss from the change in the fair value of the embedded cash conversion option for the three months ended March 31, 2015 and 2014, respectively, were slightly higher than the loss and gain recognized on the 1.25% Call Option over the same periods.

Interest Rate Swap Agreement

We previously had entered into an interest rate swap agreement with an effective date of October 29, 2010, which expired on October 31, 2014. The change in the fair value of this now-expired interest rate swap agreement was previously recognized in other comprehensive (loss) income, with the corresponding amount included in other assets or other liabilities in our consolidated balance sheets. We recognized the following activity related to this now-expired interest rate swap agreement:

	Three Months Ended March 31,
(In thousands)	2015	2014
Effective portion:
Current period increase in fair value recognized in other comprehensive (loss) income, net	$0	$166
Tax effect	0	(66)
Net	$0	$100

Loss reclassified from accumulated other comprehensive loss to interest expense	$0	$199

Amount excluded from effectiveness assessment and ineffective portion gain (loss) recognized in other income (expense), net	$0	$0

As of March 31, 2015, we did not have any outstanding interest rate swap agreements. No gains (losses) were reclassified from other comprehensive (loss) income into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2014.

9. Contingencies

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

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA; treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Discovery is proceeding. The plaintiff must file a motion for class certification by October 2, 2015. No trial date has been scheduled.

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

On July 11, 2012, RLIS, Inc. filed a complaint in the United States District Court for the Southern District of Texas against us. The complaint alleges, among other things, that our Enterprise EHR product (now Allscripts Touchworks) willfully infringes U.S. Patent No. 7,076,436. On September 28, 2012, the plaintiff filed an amended complaint that alleges, among other things, that certain of our products and services infringe both the foregoing patent as well as U.S. Patent No. 5,823,948. The amended complaint seeks an unspecified amount of damages and interest, as well as injunctive relief. The case is currently stayed by order of the Court.

On May 15, 2014, Medfusion, Inc. filed a complaint in the Superior Court of Wake County, North Carolina, against us. The complaint alleges, among other things, breach of contract, fraudulent inducement, fraud, and violation of North Carolina’s unfair methods of competition and unfair or deceptive trade practices statutes by us in connection with a previous commercial agreement between the parties. Certain of these claims were dismissed by the court on March 31, 2015. The complaint seeks an unspecified amount of damages and interest. The case is currently scheduled for trial in February 2016.

Other Matters

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against us; Glen Tullman, our former Chief Executive Officer; and William Davis, our former Chief Financial Officer, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased our common stock between November 18, 2010 and April 26, 2012. In April 2015, the Court granted a motion for preliminary approval of the class settlement in this lawsuit. Assuming the settlement is finally approved, our management does not believe we will incur a material loss in excess of a recorded accrual with respect to this matter.

10. Business Segments

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serve as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation, and outsourcing and remote hosting managed IT services.

We revised our reportable segments effective January 1, 2015. Prior to this change, we used three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services. We revised our reportable segments in order to better align our reporting structure with our chief operating decision maker’s (our “CODM”) management of resource allocation and performance assessment. These changes also completed our transition, which we initiated in 2013, from a functional organization to a strategic business unit model aligned with our key solutions.

Under our new reporting structure, the revenue and related costs associated with providing outsourcing and remote hosting managed IT services are allocated to our other strategic business units based on the underlying solutions to which these services relate. Outsourcing and remote hosting managed IT services were previously each deemed to be individual strategic business units and were aggregated into our Managed Services reportable segment. After the finalization of the changes to our reporting structure, we identified seven operating segments, which were aggregated into two reportable segments: (i) Clinical and Financial Solutions and (ii) Population Health. Segment data for the three month period ended March 31, 2014 presented in the table below has been restated to conform to the current year’s presentation.

The Clinical and Financial Solutions segment includes our Sunrise, TouchWorks, Professional Practices, Payer and Life Sciences, and International strategic business units. This segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include Electronic Health Record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, hosting, training, and electronic claims administration services. The Population Health segment includes our Performance and Care Logistics and Population Health strategic business units. This segment derives its revenue from the sale of population health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities, and Accountable Care Organizations. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community.

Our CODM uses segment revenues, gross profit and income from operations as measures of performance and to allocate resources. In determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. We exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware. We do not track our assets by segment.

	Three Months Ended March 31,
(In thousands)	2015	2014
Revenue:
Clinical and Financial Solutions	$255,316	$267,194
Population Health	73,440	70,141
Unallocated Amounts	5,796	2,950
Total revenue	$334,552	$340,285

Gross Profit:
Clinical and Financial Solutions	$95,029	$104,702
Population Health	46,699	48,752
Unallocated Amounts	(11,938)	(15,268)
Total gross profit	$129,790	$138,186

Income (loss) from operations:
Clinical and Financial Solutions	$42,712	$48,885
Population Health	26,980	24,337
Unallocated Amounts	(75,387)	(85,133)
Total loss from operations	$(5,695)	$(11,911)

11. Subsequent Events

On April 17, 2015 we acquired a majority interest in a third party for approximately $11.1 million, and provided a loan to the third party of approximately $9.3 million to refinance its outstanding indebtedness. These transactions were not material to our consolidated financial position as of March 31, 2015. The financial results of this third party will be consolidated with our financial results starting on the date of the transaction, with a proportionate share allocated to minority interest. As of the date of this Form 10-Q, the preliminary allocation of the consideration had not yet been completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (our “Form 10-K”) under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms “we,” “us,” or “our” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Business Overview

We deliver information technology (“IT”) and services to help healthcare organizations achieve better clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, retail clinics, retail pharmacies, pharmacy benefit managers and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), connectivity, hosting, outsourcing, analytics, patient engagement, and population health management.

Our solutions empower healthcare professionals with the data, insights, and connectivity they need to succeed in an industry that is rapidly changing from fee-for-service to fee-for-value. We believe we offer some of the most comprehensive solutions in our industry today. Healthcare organizations can effectively manage patients and patient populations across all care settings using a combination of our physician, hospital, health system, post-acute care, and population health management products and services. We believe these solutions will help transform health care as the industry seeks new ways to manage risk, improve quality, and reduce costs.

Globally, healthcare providers face an aging population and the challenge of caring for more and more patients with chronic diseases. Providers worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, it is a primary objective for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Over the past two years, we took several significant steps to solidify and advance our population health management solutions through both acquisition and internal development efforts. We acquired dbMotion, a leading supplier of community health solutions, and Jardogs, the developer of FollowMyHealthTM, a cloud-based patient engagement solutions provider. We further advanced our population health management capabilities by introducing innovative additional features, functionality, and enhancements to our solutions in the areas of connectivity, collaboration and data analytics. Taken together, we believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling U.S. users to better comply with the Meaningful Use program (as described below) and successfully participate in other advanced payment model programs. Population health management is commonly viewed as the next frontier in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

Specific to the United States, the healthcare IT industry in which we operate is facing significant challenges and opportunities, primarily due to regulations and changes in industry standards. We believe a combination of changes in federal and state law, the development of new industry standards, and various incentives that exist today (including electronic prescribing and advanced payment models that reward high value care delivery) rapidly moved health care toward an environment where EHRs are as common as practice management systems in all provider offices. As a result, we believe that government-driven initiatives, such as the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), will continue to be a significant driver of healthcare IT adoption, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program, which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology, such as our EHR solutions. HITECH provides for a phased approach to implementation of the Meaningful Use standards, which the CMS Final Rules have specified to mean Stage 1 and Stage 2 (under way), with Stage 3 currently in the rule-making process.

Given that we expect CMS will release future regulations related to EHRs, our industry must prepare for expected compliance. Similarly, our ability to achieve applicable product certifications, the changing frequency of the applicable certification program, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards could materially impact our ability to maximize the market opportunity. All of our market-facing EHR solutions were certified as 2011/2012 compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the U.S. Secretary of Health and Human Services. Each of our market-facing EHRs were certified in early 2014 as compliant with 2014 Edition requirements, as well as the Allscripts ED, dbMotion and FollowMyHealth™ products under the modular certification option.

We believe that HITECH has resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase and enhance their use of EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use or other regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 Meaningful Use have not been able to do so in compliance with the requirements for the 2014 Edition, which could continue to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments end in coming years, we expect that the payment adjustment phase of the program, which recently began and penalizes organizations not participating in the EHR Incentive program, will provide a different motivation for purchase and expansion, particularly among hospitals.

We have also seen an evolution of buying decisions toward an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the recent extension of the Stark and Anti-kickback exceptions, which allow hospitals and other organizations to subsidize the purchase of EHRs, will contribute to the continuation of this market dynamic. We also believe that the focus on new orders driven by the HITECH program and related to EHR and community-based activity will continue to expand as physicians in those small- and medium-sized practices who have not yet participated seek to qualify for the HITECH incentives for the first time. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

We believe we have taken and continue to take the proper steps to take advantage of the opportunity presented by HITECH. However, given the effects the law is having on our clients, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Additionally, other public laws to reform the U.S. healthcare system contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain government programs, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent months, including a specific focus on perceived interoperability failures in the industry, including any contributive factors that could impact our clients and our business.

Conversations recently concluded in the U.S. Congress around the Medicare Sustainable Growth Rate reimbursement model through passage of replacement payment methodology, which now further encourages the adoption of health IT to satisfy new requirements tying the report of quality measurements to the receipt of payment through Medicare. Resolution of this issue could also address current ambiguities among physician populations and healthcare organizations and enable them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law.

Starting October 1, 2015, all entities covered by HIPAA must upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures. These changes in coding standards present a significant opportunity for our U.S. clients to get to the most advanced versions of our products, but also pose a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices who may not understand the scope of the efforts necessary to successfully transition to the ICD-10 classification. New payment and delivery system reform programs, as have been launched related to the Medicare program, are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serve as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation, and outsourcing and remote hosting managed IT services.

We revised our reportable segments effective January 1, 2015. Prior to this change, we used three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services. We revised our reportable segments in order to better align our reporting structure with our chief operating decision maker’s (our “CODM”) management of resource allocation and performance assessment. These changes also completed our transition, which we initiated in 2013, from a functional organization to a strategic business unit model solely aligned with our key products.

Under our new reporting structure, the revenue and related costs associated with providing outsourcing and remote hosting managed IT services are allocated to our other strategic business units based on the underlying software products to which these services relate. Outsourcing and remote hosting managed IT services were previously each deemed to be individual strategic business units and were aggregated into our Managed Services reportable segment. After the finalization of the changes to our reporting structure, we identified seven operating segments, which were aggregated into two reportable segments: (i) Clinical and Financial Solutions and (ii) Population Health.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

First Quarter 2015 Summary

During the first quarter of 2015, we continued to make progress on our key strategic, financial and operational imperatives  aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning Allscripts for sustainable long-term growth both domestically and globally. While there are still opportunities for improving our operating leverage, the progress we have made so far in streamlining our operations is manifesting itself in terms of lower selling, general and administrative expenses, which decreased 8.8% compared with the first quarter of 2014, and growth in cash flows from operations, which increased $38 million to $59 million during the three months ended March 31, 2015 compared with $21 million during the three months ended March 31, 2014. Our quarterly bookings also grew approximately 6% compared with the first quarter of 2014. During the first quarter of 2015 compared with the first quarter of 2014, our revenue decreased by approximately 2% and the gross margin percentage decreased to 38.8% from 40.6%.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, remote hosting, outsourcing and subscription-based services, totaled $236 million for the first quarter of 2015, compared with $244 million for the fourth quarter of 2014 and $223 million for the first quarter of 2014. This represents growth of approximately 6% compared to first quarter of 2014 and a decrease of approximately 3% compared to the fourth quarter of 2014. These changes are partly driven by a modest seasonal pattern in our quarterly bookings, albeit not as pronounced in recent quarters, with our fourth quarter bookings typically being the highest, and our first quarter bookings typically being the lowest compared to our bookings in the second and third quarters of a specific year. The composition of our bookings for the first quarter of 2015 was approximately 63% of software delivery-related bookings and approximately 37% of client services-related bookings. The corresponding ratios for the first quarter of 2014 were approximately 54% and 46%, respectively.

Total revenue for the first quarter of 2015 was $335 million compared with $340 million for the first quarter of 2014. The decrease in revenue was largely attributable to lower sales from other client services driven by a decrease in implementation and consulting services. This decrease was partially offset by higher revenue from subscription-based software sales and managed IT services as a result of the continued shift in customer preferences from up-front software license agreements to subscription-based agreements.

Selling, general and administrative expenses were $82 million during the first quarter of 2015 compared with $90 million during the first quarter of 2014, which represents a decrease of approximately $8 million, or 9%. The primary drivers of the decrease in selling, general and administrative expenses were lower overall personnel-related costs and discretionary spending as a result of continued actions to streamline our operations and improve operational efficiency.  We also recorded an approximately $6 million charge in the first quarter of 2015 related to severance costs as a result of certain cost reduction initiatives.

Gross research and development spending in the first quarter of 2015 totaled $56 million, consisting of research and development expense of $47 million and capitalized software development costs of $9 million. This compares with gross research and development spending of $61 million in the first quarter of 2014, consisting of research and development expense of $52 million and capitalized software development costs of $9 million. Gross research and development spending as a percentage of revenue remained relatively steady at 17% and 18% for the three months ended March 31, 2015 and 2014, respectively. The decrease in gross research and development spending of approximately 9% was primarily driven by increased staff levels during the three months ended March 31, 2014 to meet development requirements on certain strategic projects and on solutions that enabled our clients to achieve Meaningful Use standards and comply with other regulatory requirements.

Overview of Consolidated Results

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Revenue:
Software delivery	$108,191	$110,313	(1.9%)
Support and maintenance	119,368	117,077	2.0%
Client services	106,993	112,895	(5.2%)
Total revenue	334,552	340,285	(1.7%)
Cost of revenue:
Software delivery	39,826	39,483	0.9%
Support and maintenance	36,861	35,720	3.2%
Client services	107,159	105,865	1.2%
Amortization of software development and acquisition-related assets	20,916	21,031	(0.5%)
Total cost of revenue	204,762	202,099	1.3%
Gross profit	129,790	138,186	(6.1%)
Gross margin %	38.8%	40.6%
Selling, general and administrative expenses	82,029	89,946	(8.8%)
Research and development	46,727	52,305	(10.7%)
Asset impairment charges	26	195	(86.7%)
Amortization of intangible and acquisition-related assets	6,703	7,651	(12.4%)
Loss from operations	(5,695)	(11,911)	(52.2%)
Interest expense	(7,256)	(7,233)	0.3%
Other income (expense), net	1,886	(32)	NM
Loss before income taxes	(11,065)	(19,176)	(42.3%)
Income tax benefit (provision)	981	(1,566)	(162.6%)
Effective tax rate	8.9%	(8.2%)
Net loss	$(10,084)	$(20,742)	(51.4%)

Revenue

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Revenue:
Software delivery	$108,191	$110,313	(1.9%)
Support and maintenance	119,368	117,077	2.0%
Client services	106,993	112,895	(5.2%)
Total revenue	$334,552	$340,285	(1.7%)

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Software delivery revenue consists of all of our proprietary software (either as a direct license sale or under a subscription delivery model) sales, transaction-related revenue and the resale of hardware. Software delivery decreased by approximately $2 million, or 2%, during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. This decrease was primarily driven by an approximately $7 million decrease in revenue from upfront software license sales and certain transaction- related revenue. This decrease was partially offset by higher revenue from subscription-based software revenue, which increased by approximately $5 million, as we expanded our client base for population health management solutions. The decrease in upfront software license sales and the increase in subscription-based software revenue were primarily driven by a continued shift in customer preferences from up-front software license agreements to subscription-based agreements.

Support and maintenance revenue increased by approximately $2 million, or 2%, during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. This increase was primarily due to additional support and maintenance revenue from customers going live on our population health management solutions while our support and maintenance base remained relatively stable.

Client services, which include revenue from outsourcing and remote hosting managed IT services solutions as well as other client services revenue, primarily consisting of professional services revenue, decreased by approximately $6 million, or 5%, during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. This decline was driven by an approximately $9 million decrease in other client services revenue, partially offset by an approximately $3 million increase in managed IT services revenue. The decline in other client services revenue was primarily as a result of a decrease in implementation services attributable to fewer net new implementations of our ambulatory and acute solutions. We also experienced softer demand for regulatory-driven upgrades as the effective dates of certain regulatory requirements, particularly in the state of New York, were extended. Other client services revenue can also vary between periods from the timing of implementation services revenue recognition associated with large scale implementation contracts and the achievement of key delivery milestones, and the timing of special projects. The increase in managed IT services revenue was primarily due to additional revenue associated with expanding our outsourcing services at several of our large clients.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Total cost of revenue	$204,762	$202,099	1.3%
Gross profit	$129,790	$138,186	(6.1%)
Gross margin %	38.8%	40.6%

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Gross profit decreased by approximately $8 million, or 6%, during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. This decrease was primarily attributable to the decreases in upfront software license and other client services revenues. Gross profit related to our managed IT services also decreased as we were not able to fully leverage the increase in costs related to maintaining expanded remote hosting capacity, which we are just starting to utilize to support our clients.

Gross margin decreased to 38.8% during the three months ended March 31, 2015 compared with 40.6% during the three months ended March 31, 2014.  The decrease in gross margin was primarily due to the reduction in higher margin upfront software license sales and lower overall utilization of internal client services resources as the volume of new implementation projects during the first quarter of 2015 only partly offset work performed on several large implementation projects that were completed or nearly completed prior to the first quarter of 2015. The extension of the effective dates of certain regulatory requirements, particularly in the state of New York, also contributed to lower utilization of our internal resources dedicated to implementing these new regulatory requirements.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Selling, general and administrative expenses	$82,029	$89,946	(8.8%)

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

During the three months ended March 31, 2015, selling, general and administrative expenses decreased compared with the prior year comparable period. The primary drivers of this decrease were lower overall personnel-related costs and discretionary spending as a result of continued actions to streamline our operations and improve operational efficiency. The reduction in selling, general and administrative expenses in the three months ended March 31, 2015 compared to the prior year period was also attributable to decreases in stock-based compensation of approximately $1 million; transaction costs associated with the dbMotion acquisition of approximately $2 million; and legal and marketing expenses of approximately $6 million. These decreases were partially offset by an approximately $6 million charge recorded during the first quarter of 2015 related to severance costs as a result of certain cost reduction initiatives.

Research and Development

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Research and development	$46,727	$52,305	(10.7%)

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Research and development expenses decreased during the three months ended March 31, 2015 compared with the prior year comparable period. This decrease was primarily driven by increased staff levels during the three months ended March 31, 2014 to meet development requirements on certain strategic projects and on solutions that enabled our clients to achieve Meaningful Use standards and comply with other regulatory requirements. The amount of capitalized software development costs increased slightly during the three months ended March 31, 2015 compared with the prior year comparable period. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Amortization of intangible and acquisition-related assets	$6,703	$7,651	(12.4%)

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Amortization of intangible assets decreased during the three months ended March 31, 2015 compared with the prior year comparable period. During 2014, the amortization periods for certain intangible assets ended and the intangible asset amounts were fully amortized. As a result, the first quarter of 2014 includes amortization that did not recur in the first quarter of 2015. This impact was partially offset by additional amortization associated with intangible assets acquired as part of our acquisition of Oasis Medical Solutions Limited in July 2014.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Interest expense	$7,256	$7,233	0.3%

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Interest expense during the three months ended March 31, 2015 was flat compared with the prior year comparable period. This was the result of fairly steady overall debt levels and variable interest rates associated with borrowings under our senior secured credit facility during both the three months ended March 31, 2015 and 2014, respectively.

Other Income (Expense), Net

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Other income (expense), net	$1,886	$(32)	NM

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Other income (expense), net for the three months ended March 31, 2015 consists of miscellaneous receipts and the recognition of unrealized gains from accumulated other comprehensive loss related to our available-for-sale marketable securities which were sold during the current quarter.

Income Tax Benefit (Provision)

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Income tax benefit (provision)	$981	$(1,566)	(162.6%)
Effective tax rate	8.9%	(8.2%)

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Our effective tax rate for the three months ended March 31, 2015 was higher compared with the prior year comparable period. The income tax benefit (provision) for the three months ended March 31, 2015 does not include any tax benefit for year to date losses based on our estimate of the overall annual results of operation for 2015, whereas the income tax benefit (provision) for the three months ended March 31, 2014 includes a $10 million valuation allowance against federal and foreign net operating loss carryforwards. As of the date of this Form 10-Q, the research and development credit had not been reinstated for 2015 and future years and, therefore, no estimate for this credit has been included in our effective tax rate for 2015.

Segment Operations

Overview of Segment Results

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Revenue:
Clinical and Financial Solutions	$255,316	$267,194	(4.4%)
Population Health	73,440	70,141	4.7%
Unallocated Amounts	5,796	2,950	96.5%
Total revenue	$334,552	$340,285	(1.7%)

Gross Profit:
Clinical and Financial Solutions	$95,029	$104,702	(9.2%)
Population Health	46,699	48,752	(4.2%)
Unallocated Amounts	(11,938)	(15,268)	(21.8%)
Total gross profit	$129,790	$138,186	(6.1%)

Income (loss) from operations:
Clinical and Financial Solutions	$42,712	$48,885	(12.6%)
Population Health	26,980	24,337	10.9%
Unallocated Amounts	(75,387)	(85,133)	(11.4%)
Total loss from operations	$(5,695)	$(11,911)	(52.2%)

Clinical and Financial Solutions

Our Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include Electronic Health Record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, hosting, training, and electronic claims administration services.

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Revenue	$255,316	$267,194	(4.4%)
Gross profit	$95,029	$104,702	(9.2%)
Gross margin %	37.2%	39.2%
Income from operations	$42,712	$48,885	(12.6%)
Operating margin %	16.7%	18.3%

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Clinical and Financial Solutions revenue decreased by approximately $12 million, or 4%, during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The decrease in revenue was primarily driven by lower other client services revenue as a result of a decrease in implementation services from fewer net new implementations of our ambulatory and acute solutions during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. We also experienced softer demand for regulatory-driven upgrades as the effective dates of certain regulatory requirements, particularly in the state of New York, were extended.

Gross profit and gross margin decreased during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. These decreases were primarily driven by the unfavorable impact of lower revenue and lower overall utilization of internal client services resources as the volume of new implementation projects during the first quarter of 2015 only partly offset work performed on several large implementation projects that were completed or nearly completed prior to the first quarter of 2015. The extension of the effective dates of certain regulatory requirements, particularly in the state of New York, also contributed to lower utilization of our internal resources dedicated to implementing these new regulatory requirements. Income from operations and the operating margin also decreased during the three months ended March 31, 2015 compared with the three months ended March 31, 2014, primarily due to the same factors that affected gross profit and gross margin. These decreases were partially offset by reductions in selling, general and administrative expenses and research and development expenses from continued actions aimed at improving operational efficiency.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community.

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Revenue	$73,440	$70,141	4.7%
Gross profit	$46,699	$48,752	(4.2%)
Gross margin %	63.6%	69.5%
Income from operations	$26,980	$24,337	10.9%
Operating margin %	36.7%	34.7%

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Population Health revenue increased by approximately $3 million, or 5%, during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The increase in revenue was primarily driven by subscription revenue as our total patient portal client base increased compared with the first quarter of 2014.

Gross profit and gross margin decreased during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. These decreases were primarily due to lower operating leverage as other client services costs increased at a rate higher than the growth in revenue during the first quarter of 2015 in response to demand for our population health solutions. Income from operations and operating margin percentage increased during the three months ended March 31, 2015 compared with the three months ended March 31, 2014, primarily due to the beneficial impact of lower selling, general and administrative expenses and research and development expenses.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. We exclude the amortization of intangible assets, stock-based compensation, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not allocated to our reportable segments because they are not part of the operating segment data provided to our CODM and are, therefore, included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware.

	Three Months Ended March 31,
(In thousands)	2015	2014	% Change
Revenue	$5,796	$2,950	96.5%
Gross profit	$(11,938)	$(15,268)	(21.8%)
Gross margin %	NM	NM
Income from operations	$(75,387)	$(85,133)	(11.4%)
Operating margin %	NM	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Revenue from the resale of ancillary products is customer and project driven and, as a result, can fluctuate from period to period.

Unallocated expenses decreased by approximately $10 million during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, primarily due to declines in product consolidation costs, including those associated with the convergence of our MyWay and Professional Suite ambulatory solutions, of approximately $2 million; transaction-related costs, which were mostly related to the dbMotion acquisition, of approximately $2 million; deferred revenue-related and other adjustments of approximately $5 million; stock-based compensation of approximately $1 million; amortization of intangible assets of approximately $1 million; and legal and other professional services expenses of approximately $5 million. Partially offsetting these decreases were higher severance costs of approximately $6 million as a result of certain cost reduction initiatives implemented during the three months ended March 31, 2015.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from March 31, 2015
	March 31,	December 31,	March 31,	December 31,	March 31,
(In millions)	2015	2014	2014	2014	2014
Software delivery, support and maintenance	$2,046	$1,999	$1,888	2.4%	8.4%
Client services	1,417	1,433	1,554	(1.1%)	(8.8%)
Total contract backlog	$3,463	$3,432	$3,442	0.9%	0.6%

Total contract backlog as of March 31, 2015 was higher compared with March 31, 2014 and December 31, 2014, primarily due to an increase in the proportion of bookings related to subscription-based agreements and managed IT services contracts. The revenue associated with these types of agreements and contracts is recognized over an extended period of time based on the subscription term or contract period. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of March 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of approximately $88 million and our senior secured credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change
Net loss	$(10,084)	(20,742)	10,658
Non-cash adjustments to net loss	50,821	60,121	(9,300)
Cash impact of changes in operating assets and liabilities	17,793	(18,091)	35,884
Net cash provided by operating activities	$58,530	$21,288	$37,242

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Net cash provided by operating activities increased by approximately $37 million during the three months ended March 31, 2015 compared with the prior year comparable period. This increase reflects the beneficial impact of the steps we took since 2013 to streamline our organizational structure, cut long-term costs and improve efficiency as evidenced by the decrease in our net loss for the three months ended March 31, 2015 compared with the prior year comparable period. In addition, during the three months ended March 31, 2014, we paid client upgrade costs associated with the convergence of our MyWay and Professional Suite ambulatory solutions, which did not recur during the first quarter of 2015. During the first quarter of 2014, we also paid higher employee severance, relocation and lease costs associated with the closure of several offices as well as higher commission payments driven by approximately 11% higher bookings in the fourth quarter of 2013 compared with bookings in the fourth quarter of 2014. In addition, our spending on non-capitalizable research and development projects was lower during the three months ended March 31, 2015 compared with the prior year comparable period.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change
Capital expenditures	$(6,115)	$(11,945)	$5,830
Capitalized software	(9,315)	(9,144)	(171)
Purchases of marketable securities, other investments and related intangible assets	(750)	(5,968)	5,218
Sales and maturities of marketable securities and other investments	1,305	19	1,286
Proceeds received from sale of fixed assets	7	55	(48)
Net cash used in investing activities	$(14,868)	$(26,983)	$12,115

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Net cash used in investing activities decreased during the three months ended March 31, 2015 compared with the prior year comparable period, primarily due to higher capital spending and investment purchases during the three months ended March 31, 2014. The higher capital spending during the three months ended March 31, 2014 was primarily driven by software purchases in connection with the renewal of software licenses with some of our key software providers. During the three months ended March 31, 2014, we also acquired certain non-marketable equity securities of a third party and entered into an exclusivity agreement with the third party for total cash consideration of approximately $6 million. During the three months ended March 31, 2015, we sold our remaining outstanding marketable securities and received proceeds of approximately $1 million.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change
Proceeds from issuance of common stock	$40	$1,673	$(1,633)
Excess tax benefits from stock-based compensation	2	1,132	(1,130)
Taxes paid related to net share settlement of equity awards	(2,207)	(3,184)	977
Payments on debt instruments	(20,693)	(30,423)	9,730
Credit facility borrowings, net of issuance costs	15,000	15,000	-
Net cash used in financing activities	$(7,858)	$(15,802)	$7,944

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Net cash used in financing activities decreased during the three months ended March 31, 2015 compared with the prior year comparable period, primarily due to lower repayments on our revolving credit facility during the three months ended March 31, 2015.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facility as of March 31, 2015:

		Remainder of
(In thousands)	Total	2015	2016	2017	2018	2019	2020
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facility	294,212	22,500	39,375	50,625	181,712	0	0
Total principal payments	639,212	22,500	39,375	50,625	181,712	0	345,000
Interest payments:
1.25% Cash Convertible Senior Notes (1)	21,564	2,156	4,313	4,313	4,313	4,313	2,156
Senior Secured Credit Facility (2)	27,541	7,428	9,046	7,769	3,298	0	0
Total interest payments	49,105	9,584	13,359	12,082	7,611	4,313	2,156
Total future debt payments	$688,317	$32,084	$52,734	$62,707	$189,323	$4,313	$347,156
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on March 31, 2015, which was 2.93%.

As of March 31, 2015, $196.9 million under a term loan, $97.3 million under a revolving credit facility, and $0.9 million in letters of credit were outstanding under our senior secured credit facility. Borrowings under the revolving credit facility as of such date consisted of $82.5 million denominated in US Dollars and $14.8 million, or the equivalent of 10.0 million British Pounds Sterling, denominated in a foreign currency. As of March 31, 2015, the interest rate on the US Dollars-denominated borrowings under our senior secured credit facility was LIBOR plus 2.75%, which totaled 2.93%, and the interest rate on the British Pound Sterling-denominated borrowings was 3.00%. We were in compliance with all covenants under our senior secured credit facility agreement as of March 31, 2015.

As of March 31, 2015, we had $326.4 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

On March 31, 2015, we completed the fourth year of a ten-year agreement with Xerox Consultant Services (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the three months ended March 31, 2015, we incurred approximately $17 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

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

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Research and development costs directly recorded to expense	$46,727	$52,305
Capitalized software development costs	9,315	9,144
Total non-GAAP R&D-related spending	$56,042	$61,449
Total revenue	$334,552	$340,285
Total non-GAAP R&D-related spending as a % of total revenue	17%	18%

During the remainder of 2015 and in the future, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our subscription-based and remote hosting solutions.

We believe that our cash and cash equivalents of approximately $88 million as of March 31, 2015, our future cash flows, and our borrowing capacity under our senior secured credit facilities, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the three months ended March 31, 2015, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended March 31, 2015.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Richard J. Poulton
Executive Vice President Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2015

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X