Form 10-Q
period 2015-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2015-08-05
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 188,918,887 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$76,537	$53,173
Accounts receivable, net of allowance of $32,603 and $36,047 as of June 30, 2015 and December 31, 2014, respectively	323,486	331,625
Deferred taxes, net	35,805	35,615
Prepaid expenses and other current assets	104,314	102,392
Total current assets	540,142	522,805
Long-term marketable securities	0	1,305
Fixed assets, net	135,542	145,830
Software development costs, net	83,668	86,153
Intangible assets, net	378,358	403,362
Goodwill	1,218,781	1,200,746
Deferred taxes, net	708	708
Other assets	346,689	137,760
Total assets	$2,703,888	$2,498,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,021	$70,824
Accrued expenses	70,362	78,967
Accrued compensation and benefits	40,526	51,062
Deferred revenue	304,456	293,022
Deferred taxes, net	21	21
Current maturities of long-term debt and capital lease obligations	33,656	27,498
Total current liabilities	521,042	521,394
Long-term debt	628,933	539,193
Deferred revenue	21,786	23,168
Deferred taxes, net	56,396	55,437
Other liabilities	84,188	75,257
Total liabilities	1,312,345	1,214,449
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2015 and December 31, 2014; 266,144 and 188,907 shares issued and outstanding as of June 30, 2015, respectively; 265,138 and 180,466 shares issued and outstanding as of December 31, 2014, respectively	2,661	2,651
Treasury stock: at cost, 77,237 and 84,672 as of June 30, 2015 and December 31, 2014, respectively	(189,753)	(278,036)
Additional paid-in capital	1,773,464	1,749,593
Accumulated deficit	(201,318)	(188,009)
Accumulated other comprehensive loss	(2,370)	(1,979)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,382,684	1,284,220
Non-controlling interest	8,859	0
Total stockholders’ equity	1,391,543	1,284,220
Total liabilities and stockholders’ equity	$2,703,888	$2,498,669

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenue:
Software delivery, support and maintenance	$232,470	$225,024	$460,029	$452,414
Client services	119,248	126,272	226,241	239,167
Total revenue	351,718	351,296	686,270	691,581
Cost of revenue:
Software delivery, support and maintenance	75,726	83,240	152,413	158,443
Client services	111,625	108,156	218,784	214,021
Amortization of software development and acquisition-related assets	20,743	19,912	41,659	40,943
Total cost of revenue	208,094	211,308	412,856	413,407
Gross profit	143,624	139,988	273,414	278,174
Selling, general and administrative expenses	86,749	86,663	168,778	176,609
Research and development	44,367	53,016	91,094	105,321
Asset impairment charges	293	1,751	319	1,946
Amortization of intangible and acquisition-related assets	6,624	7,651	13,327	15,302
Income (loss) from operations	5,591	(9,093)	(104)	(21,004)
Interest expense	(7,483)	(7,230)	(14,739)	(14,463)
Other income, net	148	230	2,034	198
Loss before income taxes	(1,744)	(16,093)	(12,809)	(35,269)
Income tax provision	(1,472)	(1,677)	(491)	(3,243)
Net loss	(3,216)	(17,770)	(13,300)	(38,512)
Less: Net income attributable to non-controlling interest	(9)	0	(9)	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(3,225)	$(17,770)	$(13,309)	$(38,512)
Loss per share - basic and diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.01)	$(0.09)	$(0.07)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net loss	$(3,216)	$(17,770)	$(13,300)	$(38,512)
Other comprehensive income (loss):
Foreign currency translation adjustments	677	981	(391)	920
Change in unrealized gains on marketable securities	0	14	(228)	17
Net gain (loss) on derivatives qualifying as cash flow hedges	230	151	230	317
Other comprehensive income (loss) before income tax expense (benefit)	907	1,146	(389)	1,254
Income tax (expense) benefit related to items in other comprehensive income (loss)	(90)	(64)	(2)	(131)
Total other comprehensive income (loss)	817	1,082	(391)	1,123
Comprehensive loss	(2,399)	(16,688)	(13,691)	(37,389)
Less: Comprehensive income (loss) attributable to non-controlling interest	0	0	0	0
Comprehensive loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(2,399)	$(16,688)	$(13,691)	$(37,389)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(13,300)	$(38,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,488	88,727
Stock-based compensation expense	18,317	22,148
Excess tax benefits from stock-based compensation	(333)	(2,218)
Deferred taxes	(1,059)	6,835
Asset impairment charges	319	1,946
Other losses, net	1,050	2,356
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	11,187	(23,377)
Prepaid expenses and other assets	6,043	(11,095)
Accounts payable	(481)	3,829
Accrued expenses	(14,928)	(12,501)
Accrued compensation and benefits	(11,730)	(27,208)
Deferred revenue	10,068	32,741
Other liabilities	168	(5,397)
Net cash provided by operating activities	88,809	38,274
Cash flows from investing activities:
Capital expenditures	(9,615)	(17,271)
Capitalized software	(21,684)	(18,049)
Purchase of controlling interest, net of cash acquired	(9,372)	0
Purchases of non-marketable securities, other investments and related intangible assets	(210,087)	(14,074)
Sales and maturities of marketable securities and other investments	1,305	29
Proceeds received from sale of fixed assets	15	62
Net cash used in investing activities	(249,438)	(49,303)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	101,432	1,683
Excess tax benefits from stock-based compensation	333	2,218
Taxes paid related to net share settlement of equity awards	(5,533)	(8,562)
Payments of capital lease obligations	(137)	(223)
Credit facility payments	(41,283)	(63,126)
Credit facility borrowings	129,511	55,000
Net cash provided by (used in) financing activities	184,323	(13,010)
Effect of exchange rate changes on cash and cash equivalents	(330)	335
Net increase (decrease) in cash and cash equivalents	23,364	(23,704)
Cash and cash equivalents, beginning of period	53,173	62,954
Cash and cash equivalents, end of period	$76,537	$39,250

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries and majority-owned affiliates. All significant intercompany balances and transactions have been eliminated. Each of the terms “we,” “us,” or “our” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned and majority-owned subsidiaries, unless otherwise stated.

Reclassification

During the three months ended March 31, 2015, we adopted a revised presentation of revenue and the associated cost of revenue in our consolidated statement of operations, which we believe is better aligned with and representative of the amount and profitability of our overall software and services revenue streams, as well as with the way we manage our business, review our operating performance and market our products. In recent years, we have experienced a continued shift in customer preferences from up-front software license, and associated support and maintenance, agreements to subscription-based agreements. Under our previous presentation, the revenue and cost of revenue of each of these types of agreements were reported under separate revenue categories. By combining these separate revenue categories, we believe that our revised presentation better reflects the overall trend in our software delivery, support and maintenance sales.

Under the revised presentation, revenue is reported based on two categories: (i) software delivery, support and maintenance, and (ii) client services. Previously, revenue was presented based on four categories: system sales, professional services, maintenance, and transaction processing and other. Software delivery, support and maintenance revenue consists of our previous system sales, maintenance and transaction processing and other revenue categories, excluding outsourcing and remote hosting managed services revenue previously included in transaction processing and other revenue. Client services revenue consists of our previous professional services category and outsourcing and remote hosting managed services revenue. The comparable 2014 periods were revised for the new presentation. Total revenue and cost of revenue previously reported for the three and six months ended June 30, 2014 were not affected by this change in presentation.

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2015 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs by requiring that such costs be presented on the balance sheet as a direct deduction from the related debt liability, rather than as an asset. The new accounting guidance is to be applied retrospectively and early application is permitted. We adopted the new guidance during the three months ended June 30, 2015. The adoption of this accounting guidance resulted in the reclassification, for presentation purposes only, of approximately $9.5 million of debt issuance costs from other assets to long-term debt in our consolidated balance sheet as of December 31, 2014.

Accounting Pronouncements Not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. As issued, ASU 2014-09 is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year. Additionally, this deferral would permit companies to adopt the new revenue standard early, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating this new guidance.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements and Investments

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 investments include money market funds valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund. There were no outstanding money market funds investments as of June 30, 2015 and December 31, 2014.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities, which consist of mortgage and asset-backed bonds. We sold all of our marketable securities during the three months ended March 31, 2015. Prior to the sale, marketable securities were recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs. Our Level 2 derivative financial instruments include foreign currency forward contracts valued based upon observable values of spot and forward foreign currency exchange rates. Refer to Note 8, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option (as defined in Note 8, “Derivative Financial Instruments”) asset and the embedded cash conversion option liability. Refer to Note 6, “Debt,” and Note 8, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine the fair value as of June 30, 2015 and December 31, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	June 30, 2015				December 31, 2014
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	Long-term marketable securities	$0	$0	$0	$0	$0	$1,305	$0	$1,305
1.25% Call Option	Other assets	0	0	66,946	66,946	0	0	57,091	57,091
Cash conversion option	Other liabilities	0	0	(67,853)	(67,853)	0	0	(57,839)	(57,839)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	230	0	230	0	0	0	0
Total		$0	$230	$(907)	$(677)	$0	$1,305	$(748)	$557

On April 17, 2015 we acquired a majority interest in a third party for approximately $11.1 million, and provided a loan to the third party of approximately $9.3 million to refinance its outstanding indebtedness. The financial results of this third party were consolidated with our financial results starting on the date of the transaction, with a proportionate share allocated to minority interest. The allocations of the estimated fair value of the net assets of the third party to goodwill, intangibles and non-controlling interest were approximately $17.9 million, $6.5 million and $8.9 million, respectively.

On June 26, 2015 we purchased 59,099,908 Series G Units of Nant Health, LLC (“NantHealth”), a cloud-based information technology company that offers comprehensive genomic and protein-based molecular diagnostic testing, for approximately $200.0 million and incurred approximately $5.4 million of transaction-related expenses, resulting in a total investment of approximately $205.4 million. This investment represents a 10% ownership stake, excluding authorized but unissued common units of NantHealth, and is accounted for under the equity method. Additionally, the carrying amount of our investment exceeded the amount of our share of underlying equity in net assets of NantHealth by approximately $200 million at June 30, 2015. The excess carrying value over the underlying equity in net assets of NantHealth is primarily comprised of amortizable intangible assets and related tax liabilities, and nonamortizable goodwill.

During 2014, we acquired certain non-marketable equity securities of four third parties and entered into new, or amended existing, commercial agreements with each of those third parties to license and distribute their products and services, for a total consideration of approximately $21.1 million. The equity investments and the commercial agreements were valued at approximately $19.2 million and $1.9 million, respectively. Three of the equity investments acquired during 2014 are accounted for under the cost method, and one of the equity investments is accounted for under the equity method. The carrying values of the cost method investments was $17.8 million as of both June 30, 2015 and December 31, 2014. The carrying value of the equity method investment was approximately $1.1 million and $1.0 million, respectively, as of June 30, 2015 and December 31, 2014. These carrying values are included in other assets and the carrying value of the above-referenced commercial agreements is included in intangible assets, net, in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014. As of June 30, 2015, it is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility, with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of June 30, 2015, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 6, “Debt,” for further information regarding our long-term financial liabilities.

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

The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and six months ended June 30, 2015 and 2014.

Stock-based compensation expense recognized during the three and six months ended June 30, 2015 and 2014 is included in our consolidated statements of operations as shown in the below table. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Cost of revenue:
Software delivery, support and maintenance	$1,179	$551	$2,275	$931
Client services	1,322	1,496	2,730	2,454
Total cost of revenue	2,501	2,047	5,005	3,385
Selling, general and administrative expenses	5,200	6,940	10,211	13,118
Research and development	2,317	3,091	4,320	5,645
Total stock-based compensation expense	$10,018	$12,078	$19,536	$22,148

We granted stock-based awards as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	118	$14.12	2,061	$11.88
Performance-based restricted stock units with a service condition	0	$0.00	292	$12.17
Market-based restricted stock units with a service condition	0	$0.00	497	$12.53
	118	$14.12	2,850	$12.03

During the six months ended June 30, 2015 and the year ended December 31, 2014, approximately 1.0 million and 1.7 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2015 and 2014 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2015 and 2014 were 422 thousand and 528 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Issuance of Common Stock and Warrants

On June 26, 2015, we sold 7,434,944 unregistered shares of our common stock previously held as treasury shares and issued warrants to purchase 1,486,989 shares of our common stock to Nant Capital, LLC in a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. These transactions were meant to strengthen our strategic and commercial relationship with NantHealth and were made in conjunction with our investment in NantHealth as of the same date (refer to Note 2, “Fair Value Measurements and Investments”). The common stock shares were sold at a price of $13.45 per share, being the average closing price per share of our common stock on the NASDAQ Global Select Market for the 60 consecutive trading day period ending on and including June 24, 2015, for an aggregate purchase price of approximately $100.0 million. Each warrant has an exercise price equal to $17.675 per share of common stock, subject to customary anti-dilution adjustments. The warrants may be exercised from time to time beginning on the date of issuance and expiring 18 months after the date of issuance. The total proceeds of $100.0 million were allocated to the common stock shares and the warrants in the amounts of approximately $98.3 million and $1.7 million, respectively.

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

4. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive common stock equivalents. Dilutive common stock equivalents consist of stock options, restricted stock unit awards and warrants calculated under the treasury stock method.

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Basic Loss per Common Share:
Net loss	$(3,216)	$(17,770)	$(13,300)	$(38,512)
Less: Net income attributable to non-controlling interest	$(9)	$0	$(9)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(3,225)	$(17,770)	$(13,309)	$(38,512)

Weighted-average common shares outstanding	181,558	179,840	181,072	179,439

Basic Loss per Common Share	$(0.01)	$(0.09)	$(0.07)	$(0.21)

Diluted Loss per Common Share:
Net loss	$(3,216)	$(17,770)	$(13,300)	$(38,512)
Less: Net income attributable to non-controlling interest	$(9)	$0	$(9)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(3,225)	$(17,770)	$(13,309)	$(38,512)

Weighted-average common shares outstanding	181,558	179,840	181,072	179,439
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	181,558	179,840	181,072	179,439

Diluted Loss per Common Share	$(0.01)	$(0.09)	$(0.07)	$(0.21)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and six months ended June 30, 2015 and 2014, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted (loss) earnings per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	23,759	24,177	23,351	22,086

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$451,149	$(285,658)	$165,491	$451,087	$(267,547)	$183,540
Customer contracts and relationships	556,863	(395,996)	160,867	550,287	(382,465)	167,822
Total	$1,008,012	$(681,654)	$326,358	$1,001,374	$(650,012)	$351,362

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,218,781			1,200,746
Total			$1,270,781			$1,252,746

We revised our reportable segments effective January 1, 2015. Our revised reportable segments are (i) Clinical and Financial Solutions and (ii) Population Health. Refer to Note 11, “Business Segments” for additional information.

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

Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2015 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Total
Balance as of December 31, 2014	$774,512	$426,234	$1,200,746
Other additions	17,911	0	17,911
Foreign exchange translation	124	0	124
Balance as of June 30, 2015	$792,547	$426,234	$1,218,781

Other additions relate to goodwill arising from our acquisition of a majority interest in a third party during the three months ended June 30, 2015. As of the date of this Form 10-Q, the preliminary allocation of the acquisition consideration had not yet been completed. Refer to Note 2, “Fair Value Measurements and Investments” for additional information.

There were no accumulated impairment losses associated with our goodwill as of June 30, 2015 or December 31, 2014.

6. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	June 30, 2015			December 31, 2014
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$67,840	$277,160	$345,000	$73,765	$271,235
Senior Secured Credit Facility (long- term portion)	355,725	4,023	351,702	272,410	4,452	267,958
Senior Secured Credit Facility (current portion)	33,750	867	32,883	28,125	892	27,233
Other debt	228	0	228	0	0	0
Total debt	$734,703	$72,730	$661,973	$645,535	$79,109	$566,426

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Interest expense	$4,065	$3,927	$7,926	$7,884
Amortization of discounts and debt issuance costs	3,418	3,303	6,813	6,579
Total interest expense	$7,483	$7,230	$14,739	$14,463

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Coupon interest at 1.25%	$1,078	$1,078	$2,156	$2,156
Amortization of discounts and debt issuance costs	2,977	2,838	5,925	5,648
Total interest expense related to the 1.25% Notes	$4,055	$3,916	$8,081	$7,804

As of June 30, 2015, $191.3 million under a term loan, $198.2 million under a revolving credit facility, and $0.7 million in letters of credit were outstanding under our senior secured credit facility. Borrowings under the revolving credit facility as of such date consisted of $182.5 million denominated in US Dollars and $15.7 million, or the equivalent of 10.0 million British Pounds Sterling, denominated in a foreign currency. The increase in the principal balance outstanding under our senior secured credit facility at June 30, 2015 compared with December 31, 2014 was primarily driven by $100.0 million borrowed under the revolving credit facility during the three months ended June 30, 2015 to finance a portion of our investment in NantHealth. Refer to Note 2, “Fair Value Measurements and Investments” for additional information about this transaction.

As of June 30, 2015, the interest rate on the US Dollars-denominated borrowings under our senior secured credit facility was LIBOR plus 2.75%, which totaled 2.94%, and the interest rate on the British Pound Sterling-denominated borrowings was 3.00%. We were in compliance with all covenants under our senior secured credit facility agreement as of June 30, 2015. The net carrying amounts as of December 31, 2014 were adjusted to reflect the reclassification of approximately $9.5 million of deferred debt issuance costs previously included within other assets on our consolidated balance sheet as of December 31, 2014 as a result of adopting ASU 2015-03 during the three months ended June 30, 2015.

As of June 30, 2015, we had $226.1 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our revolving credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of June 30, 2015, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

The following table summarizes our future payment obligations under the 1.25% Notes and the senior secured credit facility as of June 30, 2015:

		Remainder of
(In thousands)	Total	2015	2016	2017	2018	2019	2020
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Term Loan	191,250	16,875	39,375	50,625	84,375	0	0
Senior Secured Revolving Facility	198,225	0	0	0	198,225	0	0
Other debt	228	0	228	0	0	0	0
Total debt	$734,703	$16,875	$39,603	$50,625	$282,600	$-	$345,000

 (1) Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

Senior Secured Credit Facility Amendment

On June 8, 2015, we entered into a First Amendment with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders to our senior secured credit facility agreement executed on June 28, 2013. This amendment allows us greater flexibility to make selective cash investments in third parties while continuing to remain in compliance with the original covenants of our senior secured credit facility agreement. In addition, this amendment clarifies certain definitions and clauses contained in our original senior secured credit facility agreement. None of the original terms of our senior secured credit facility relating to scheduled future principal payments, applicable interest rates and margins, and borrowing capacity under our revolving facility were amended. In connection with this amendment, we incurred fees and other costs totaling approximately $0.5 million, of which approximately $0.1 million were expensed during the three months ended June 30, 2015 and approximately $0.4 million were capitalized and included in the net carrying amounts outstanding under our senior secured credit facility as of June 30, 2015. The capitalized fess and other costs will be amortized to interest expense over the remaining term of our senior secured credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Loss before income taxes	$(1,744)	$(16,093)	$(12,809)	$(35,269)
Income tax provision	$(1,472)	$(1,677)	$(491)	$(3,243)
Effective tax rate	(84.4%)	(10.4%)	(3.8%)	(9.2%)

Our effective tax rate is lower for the three months ended June 30, 2015 and higher for the six months ended June 30, 2015, compared with the prior year comparable periods. The income tax provision for the three and six months ended June 30, 2015 does not include any tax benefit for year to date losses based on our estimate of the overall annual results of operations for 2015, whereas the income tax provision for the three and six months ended June 30, 2014 includes an approximately $8.0 million and $17.8 million valuation allowance, respectively, against federal and foreign net operating loss carryforwards. As of the date of this Form 10-Q, the research and development credit had not been reinstated for 2015 and future years and, therefore, no estimate for this credit has been included in our effective tax rate for 2015.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). No additional valuation allowance was recorded during the three and six months ended June 30, 2015 related to deferred tax assets associated with net operating loss carryforwards.

Our unrecognized income tax benefits were $15.3 million as of both June 30, 2015 and December 31, 2014, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

8. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	June 30, 2015
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$230	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	66,946	N/A
Cash conversion option	N/A		Other liabilities	67,853
Total derivatives		$67,176		$67,853

	December 31, 2014
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	57,091	N/A
Cash conversion option	N/A		Other liabilities	57,839
Total derivatives		$57,091		$57,839

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

In June 2015, we entered into non-deliverable forward foreign currency exchange contracts with a reputable banking counterparty in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the US Dollar and the INR. We initially entered into twelve forward contracts staggered to mature during each of the next twelve months starting in July 2015 and ending in June 2016, and covering a decreasing percentage of forecasted monthly INR expenses over time. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2016. As of June 30, 2015, the notional amounts of outstanding forward contracts ranged from 140 million to 225 million INR, or the equivalent of $2.2 million to $3.5 million, based on the exchange rate between the US Dollar and the INR in effect as of June 30, 2015.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three and six months ended June 30, 2015, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of June 30, 2015, we estimate that approximately $0.2 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

Interest Rate Swap Agreement

We previously had entered into an interest rate swap agreement with an effective date of October 29, 2010, which expired on October 31, 2014. The critical terms of the interest rate swap agreement and the related debt agreement matched and allowed us to designate the interest rate swap agreement as a highly effective cash flow hedge. As of June 30, 2015, we did not have any outstanding interest rate swap agreements. No gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2014.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months ended June 30, 2015	Six Months ended June 30, 2015	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months ended June 30, 2015	Six Months ended June 30, 2015
Foreign exchange contracts	$230	$230	Cost of Revenue	$0	$0
			Selling, general and administrative expenses	0	0
			Research and development	0	0

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months ended June 30, 2014	Six Months ended June 30, 2014	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months ended June 30, 2014	Six Months ended June 30, 2014
Interest rate swap	$(5)	$(38)	Interest expense	$(156)	$(355)

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

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 2, “Fair Value Measurements and Investments.”

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income, net. For the three and six months ended June 30, 2015, the change in the fair value of the 1.25% Call Option resulted in gains of approximately $17.1 million and $9.9 million, respectively. For the three and six months ended June 30, 2014, the change in the fair value of the 1.25% Call Option resulted in losses of approximately $31.5 million and $1.6 million, respectively. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 2, “Fair Value Measurements and Investments.” For the three and six months ended June 30, 2015, the change in the fair value of the embedded cash conversion option resulted in losses of approximately $17.2 million and $10.0 million, respectively. For the three and six months ended June 30, 2014, the change in the fair value of the embedded cash conversion option resulted in gains of approximately $31.6 million and $1.6 million, respectively. The losses from the change in the fair value of the embedded cash conversion option for the three and six months ended June 30, 2015, respectively, were slightly higher than the gains recognized on the 1.25% Call Option over the same periods.

9. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains (Losses) on Interest Rate Swap	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2014 (1)	$(2,119)	$140	$0	$0	$(1,979)
Other comprehensive (loss) income before reclassifications	(391)	0	0	140	(251)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(140)	0	0	(140)
Net other comprehensive (loss) income	(391)	(140)	0	140	(391)
Balance as of June 30, 2015 (2)	$(2,510)	$0	$0	$140	$(2,370)

(1) Net of taxes of $88 thousand for unrealized net gains on marketable securities

(2) Net of taxes of $90 thousand for unrealized net gains on foreign exchange contract derivatives

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains (Losses) on Interest Rate Swap	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2013 (1)	$(1,590)	$124	$(279)	$0	$(1,745)
Other comprehensive income (loss) before reclassifications	920	11	(23)	0	908
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	215	0	215
Net other comprehensive income	920	11	192	0	1,123
Balance as of June 30, 2014 (2)	$(670)	$135	$(87)	$0	$(622)

(1) Net of taxes (benefits) of $79 thousand for unrealized net gains on marketable securities and $(179) thousand for unrealized net losses on interest rate swap derivative

(2) Net of taxes (benefits) of $85 thousand for unrealized net gains on marketable securities and $(54) thousand for unrealized net losses on interest rate swap derivative

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of OCI:

	Three Months Ended June 30,
	2015			2014
(In thousands)	Before-Tax Amount	Tax Effect	Total	Before-Tax Amount	Tax Effect	Total
Foreign currency translation adjustments	$677	$-	$677	$981	$-	$981
Marketable securities:
Net gain arising during the period	0	0	0	14	(5)	9
Net gain reclassified into income	0	0	0	0	0	0
Net change in unrealized gains on marketable securities	0	0	0	14	(5)	9
Derivatives qualifying as cash flow hedges:
Interest rate swap:
Net loss arising during the period	0	0	0	(5)	2	(3)
Net loss reclassified into income	0	0	0	156	(61)	95
Net change in unrealized losses on interest rate swap	0	0	0	151	(59)	92
Foreign exchange contracts:
Net gains (losses) arising during the period	230	(90)	140	0	0	0
Net (gains) losses reclassified into income	0	0	0	0	0	0
Net change in unrealized gains (losses) on foreign exchange contracts	230	(90)	140	0	0	0
Net gain (loss) on cash flow hedges	230	(90)	140	151	(59)	92
Other comprehensive (loss) income	$907	$(90)	$817	$1,146	$(64)	$1,082

	Six Months Ended June 30,
	2015			2014
(In thousands)	Before-Tax Amount	Tax Effect	Total	Before-Tax Amount	Tax Effect	Total
Foreign currency translation adjustments	$(391)	$-	$(391)	$920	$-	$920
Marketable securities:
Net gain arising during the period	0	0	0	17	(6)	11
Net gain reclassified into income	(228)	88	(140)	0	0	0
Net change in unrealized gains on marketable securities	(228)	88	(140)	17	(6)	11
Derivatives qualifying as cash flow hedges:
Interest rate swap:
Net loss arising during the period	0	0	0	(38)	15	(23)
Net loss reclassified into income	0	0	0	355	(140)	215
Net change in unrealized losses on interest rate swap	0	0	0	317	(125)	192
Foreign exchange contracts:
Net gains (losses) arising during the period	230	(90)	140	0	0	0
Net (gains) losses reclassified into income	0	0	0	0	0	0
Net change in unrealized gains (losses) on foreign exchange contracts	230	(90)	140	0	0	0
Net gain (loss) on cash flow hedges	230	(90)	140	317	(125)	192
Other comprehensive (loss) income	$(389)	$(2)	$(391)	$1,254	$(131)	$1,123

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

In the opinion of our management, based on the information currently available, there was not at least a reasonable possibility that we may have incurred any material loss, or any material loss in excess of a recorded accrual, with respect to the following matters. Our management will continue to evaluate the potential exposure related to these matters in future periods.

On September 14, 2010, Pegasus Imaging Corporation filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between the plaintiff and Advanced Imaging Concepts, Inc., a software company that we acquired in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from the plaintiff in approximately 1999. On April 16, 2013, the plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to the plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against the plaintiff for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. On July 7, 2014, the Court granted our motion for summary judgment on the plaintiff’s claim of unfair trade practices under Florida law and our motion for summary judgment as to the aforementioned defunct corporations, and granted the plaintiff’s motion for summary judgment on our counterclaims, for which the plaintiff has moved for reconsideration. A hearing to hear the plaintiff’s motions has been scheduled for September 21 and 22, 2015.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA; treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Discovery is proceeding. The plaintiff must file a motion for class certification by January 4, 2016. No trial date has been scheduled.

On June 27, 2012, a purported shareholder, Richard Devereaux, filed a shareholder derivative action in the Circuit Court of Cook County, Illinois against us; Glen Tullman, our former Chief Executive Officer; William Davis, our former Chief Financial Officer; Paul Black, our current Chief Executive Officer and a current member of the Board; and Dennis Chookaszian, Robert Cindrich, Marcel Gamache, Philip Green, and Michael Kluger, each of whom are or were members of the Board. The suit alleges breach of fiduciary duties and unjust enrichment against certain of our former and current executives who allegedly made misleading claims about our business and financial condition, which allegedly caused our stock price to be artificially inflated and then drop sharply when we reported earnings below expectations and disclosed a “leadership dispute” in a regulatory filing. On June 2, 2015, the Plaintiff voluntarily dismissed the case with prejudice.

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

Other Matters

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against us; Glen Tullman, our former Chief Executive Officer; and William Davis, our former Chief Financial Officer, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased our common stock between November 18, 2010 and April 26, 2012. In April 2015, the Court granted a motion for preliminary approval of the class settlement in this lawsuit and on July 21, 2015, the Court approved the settlement and entered a final judgment binding on members of the class, minus stockholders who excluded themselves from the settlement, including certain entities affiliated with HealthCor Management, L.P. We do not believe we will incur a material loss in excess of a recorded accrual with respect to this matter.

11. Business Segments

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation, and managed services such as, outsourcing, remote hosting and revenue cycle management.

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

Under our new reporting structure, the revenue and related costs associated with providing outsourcing and remote hosting managed services are allocated to our other strategic business units based on the underlying software products to which these services relate. Outsourcing and remote hosting managed services were previously each deemed to be individual strategic business units and were aggregated into our Managed Services reportable segment. After the finalization of the changes to our reporting structure, we identified seven operating segments, which were aggregated into two reportable segments: (i) Clinical and Financial Solutions and (ii) Population Health. Segment data for the three and six month periods ended June 30, 2014 presented in the table below has been restated to conform to the current year’s presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Revenue:
Clinical and Financial Solutions	$273,264	$277,357	$528,580	$544,551
Population Health	74,400	70,182	147,840	140,323
Unallocated Amounts	4,054	3,757	9,850	6,707
Total revenue	$351,718	$351,296	$686,270	$691,581

Gross Profit:
Clinical and Financial Solutions	$108,153	$107,786	$203,182	$212,488
Population Health	48,999	47,903	95,698	96,655
Unallocated Amounts	(13,528)	(15,701)	(25,466)	(30,969)
Total gross profit	$143,624	$139,988	$273,414	$278,174

Income (loss) from operations:
Clinical and Financial Solutions	$55,769	$53,967	$98,481	$102,852
Population Health	30,408	26,143	57,388	50,480
Unallocated Amounts	(80,586)	(89,203)	(155,973)	(174,336)
Total income (loss) from operations	$5,591	$(9,093)	$(104)	$(21,004)

12. Subsequent Events

Subsequent to June 30, 2015, we concluded our IRS audit for all open years through December 31, 2012.  The conclusion of this audit provided us with confirmation about the net operating loss carryforwards actual balance as of December 31, 2012. As a result, we will recognize certain unrecognized income tax benefits during the quarter ending September 30, 2015. The recognition of these benefits is not expected to impact our effective tax rate. We were not able to obtain confirmation regarding the actual balance of our research and development credit carryforwards because none of these research and development credits have been utilized against any tax liability as of the date of this Form 10-Q. Therefore, our analysis of eligible research and development credit carryforwards remains unchanged.

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

Overview

Business Overview

We deliver information technology (“IT”) and services to help healthcare organizations achieve better clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, retail clinics, retail pharmacies, pharmacy benefit managers and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), connectivity, hosting, outsourcing, analytics, patient engagement, and population health management. We are partnering with NantHealth (as described below), to further develop integrated, evidence-based, personalized approaches to treatment plans, specifically for clinicians providing cancer care.

Our solutions empower healthcare professionals with the data, insights, and connectivity to other caregivers they need to succeed in an industry that is rapidly changing from fee-for-service to fee-for-value. We believe we offer some of the most comprehensive solutions in our industry today. Healthcare organizations can effectively manage patients and patient populations across all care settings using a combination of our physician, hospital, health system, post-acute care, and population health management products and services. We believe these solutions will help transform health care as the industry seeks new ways to manage risk, improve quality, and reduce costs.

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. Practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, it is a primary objective for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Over the past two years, we took several significant steps to solidify and advance our population health management solutions through both acquisition and internal development efforts. We acquired dbMotion, a leading supplier of community health solutions, and Jardogs, the developer of FollowMyHealth®, a cloud-based patient engagement solutions provider. We further advanced our population health management capabilities by introducing innovative additional features, functionality, and enhancements to our solutions in the areas of connectivity, collaboration and data analytics. Taken together, we believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling U.S. users to better comply with the Meaningful Use program (as described below) and successfully participate in other advanced payment model programs. Population health management is commonly viewed as the next frontier in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions, which we believe will transform the coordination and delivery of health care, and ultimately improve patient outcomes. In that regard, in June 2015, we announced the expansion of our strategic partnership with NantHealth and the strengthening of our commercial agreement. NantHealth is a cloud-based information technology company providing the most comprehensive genomic and protein-based molecular diagnostics testing in the market today. Sophisticated care planning tools combine complex genomic and proteomic analysis with actionable health information, enabling clinicians to make informed decisions and select personalized cancer treatment plans for their patients. Through our collaboration with NantHealth, we will develop and deliver cutting-edge, precision medicine solutions directly to the point of care.

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid evolution, primarily due to new laws and regulations and changes in industry standards. Various incentives that exist today (including electronic prescribing and advanced payment models that reward high value care delivery) are rapidly moving health care toward an environment where EHRs are as common as practice management systems in all provider offices. As a result, we believe that government-driven initiatives, such as the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), will continue to be a significant driver of healthcare IT adoption, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program, which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology, such as our EHR solutions. HITECH provides for a phased approach to implementation of the Meaningful Use standards, which the CMS Final Rules have specified to mean Stage 1 and Stage 2 (under way), and Stage 3 currently in the rule-making process.

Given that we expect CMS will release future regulations related to EHRs, our industry must prepare for expected compliance. Similarly, our ability to achieve applicable product certifications, the changing frequency of the ONC certification program, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions were certified as 2011/2012 compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the U.S. Secretary of Health and Human Services. Each of our market-facing EHRs were certified in early 2014 as compliant with 2014 Edition requirements, as well as the Allscripts ED, dbMotion and FollowMyHealth® products under the modular certification option.

We believe that HITECH has resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase and enhance their use of EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use or other regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 Meaningful Use have not been able to do so in compliance with the requirements for the 2014 Edition, with this number expected to increase upon finalization of the 2015 Edition requirements, which could continue to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments have begun to wind down, the payment adjustment phase of the program, which recently began and penalizes organizations not participating in the EHR Incentive program, is providing a different motivation for purchase and expansion, particularly among hospitals, which did not receive any relief from the payment adjustments under the recently passed Medicare Access and CHIP Reauthorization Act (MACRA).

We also continue to see an increase in local community-based buying activity whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of the Stark and Anti-kickback exceptions, which allow hospitals and other organizations to subsidize the purchase of EHRs, will contribute to the continuation of this market dynamic. We also believe that new orders driven by the HITECH program and related to EHR and community-based activity will continue to come in as physicians in those small- and medium-sized practices who have not yet participated seek to avoid the HITECH payment adjustments. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

We believe we have taken and continue to take the proper steps to maximize the opportunity presented by HITECH. However, given the effects the law is having on our clients, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Additionally, other public laws to reform the U.S. healthcare system contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain government programs, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent months, including a specific focus on perceived interoperability failures in the industry, including any contributive factors that could impact our clients and our business.

Conversations recently concluded in the U.S. Congress around the Medicare Sustainable Growth Rate reimbursement model through passage of replacement payment methodology (the MACRA), which now further encourages the adoption of health IT to satisfy new requirements tying the report of quality measurements to the receipt of payment through Medicare. Providers accepting payment from Medicare will have an opportunity to select one of two payment models, both of which will require increased reporting on quality measures to be determined by the Secretary of Health and Human Services, as well as the consolidation of several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System (“PQRS”). The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the HITECH incentive program but now see sufficient reason to adopt electronic health records and other health information technologies. Anticipated regulations in response to the MACRA law could also address current ambiguities among physician populations and healthcare organizations and enable them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law.

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

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation services, and managed services solutions such as outsourcing, remote hosting and revenue cycle management.

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

Under our new reporting structure, the revenue and related costs associated with providing outsourcing and remote hosting managed services are allocated to our other strategic business units based on the underlying software products to which these services relate. Outsourcing and remote hosting managed services were previously each deemed to be individual strategic business units and were aggregated into our Managed Services reportable segment. After the finalization of the changes to our reporting structure, we identified seven operating segments, which were aggregated into two reportable segments: (i) Clinical and Financial Solutions and (ii) Population Health.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

Second Quarter 2015 Summary

During the second quarter of 2015, we continued to make progress on our key strategic, financial and operational imperatives  aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning Allscripts for sustainable long-term growth both domestically and globally. Our results for the second quarter showed continued improvement across key financial metrics. While there are still opportunities for improving our operating leverage, the progress we have made so far in streamlining our operations is manifesting itself in terms of improved profitability and growth in cash flows from operations and bookings. In particular, our gross margin and operating margin increased by approximately 1% and 4%, respectively, compared with the second quarter of 2014; cash flows from operations increased $13 million to $30 million during the three months ended June 30, 2015 compared with $17 million during the three months ended June 30, 2014. Our quarterly bookings also grew approximately 11% compared with the second quarter of 2014.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, remote hosting, outsourcing and subscription-based services, totaled $260 million for the second quarter of 2015, compared with $236 million for the first quarter of 2015 and $233 million for the second quarter of 2014. This represents growth of approximately 10% and 11% compared to the first quarter of 2015 and the second quarter of 2014, respectively. The growth in bookings was primarily driven by software delivery-related bookings, particularly those related to our ambulatory solutions and payer and life sciences business. The composition of our bookings for the second quarter of 2015 was approximately 65% of software delivery-related bookings and approximately 35% of client services-related bookings. The corresponding ratios for the second quarter of 2014 were approximately 58% and 42%, respectively.

Total revenue for the second quarter of 2015 was $352 million compared with $351 million for the second quarter of 2014. Total revenue remained relatively unchanged since higher revenue from subscription-based software sales and managed services, as we expanded our client base for population health management solutions, was largely offset by lower revenue from other client services driven by a decrease in implementation and consulting services.

Selling, general and administrative expenses were $87 million during the second quarter of 2015 and remained flat compared with the second quarter of 2014. During the second quarter of 2015, lower overall personnel-related costs and discretionary spending as a result of continued actions to streamline our operations and improve operational efficiency were offset by higher severance costs as a result of certain cost reduction initiatives.

Gross research and development spending in the second quarter of 2015 totaled $57 million, consisting of research and development expense of $45 million and capitalized software development costs of $12 million. This compares with gross research and development spending of $62 million in the second quarter of 2014, consisting of research and development expense of $53 million and capitalized software development costs of $9 million. Gross research and development spending as a percentage of revenue was 16% and 18% for the three months ended June 30, 2015 and 2014, respectively. The decrease in gross research and development spending of approximately 8% was primarily driven by increased staff levels during the three months ended June 30, 2014 to meet development requirements on certain strategic projects and on solutions that enabled our clients to achieve Meaningful Use standards and comply with other regulatory requirements. Also contributing to the decrease in gross research and development expenses were lower discretionary spending and lower utilization of third party contractors in the second quarter of 2015 compared with the second quarter of 2014.

During the second quarter of 2015, we entered into an amendment to our senior secured credit facility agreement. This amendment enhances our financial flexibility by allowing us the opportunity to continue to make selective cash investments in third parties while continuing to remain in compliance with the original covenants of our senior secured credit facility agreement. In addition, this amendment clarifies certain definitions and clauses contained in our original senior secured credit facility agreement. None of the original terms of our senior secured credit facility relating to scheduled future principal payments, applicable interest rates and margins, and borrowing capacity under our revolving facility were amended.

A core element of our strategy and a key to our unlocking the competitive advantage of our Open platform is our continued commitment to innovation. During the second quarter of 2015 we took a significant step toward the development and implementation of personalized medicine solutions through the expansion of our strategic partnership with NantHealth. Through this collaboration, we are working to create the first fully comprehensive and integrated platform for the coordination and delivery of cancer care.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Software delivery	$116,142	$111,444	4.2%	$224,333	$221,757	1.2%
Support and maintenance	116,328	113,580	2.4%	235,696	230,657	2.2%
Client services	119,248	126,272	(5.6%)	226,241	239,167	(5.4%)
Total revenue	351,718	351,296	0.1%	686,270	691,581	(0.8%)
Cost of revenue:
Software delivery	41,156	44,475	(7.5%)	80,982	83,958	(3.5%)
Support and maintenance	34,570	38,765	(10.8%)	71,431	74,485	(4.1%)
Client services	111,625	108,156	3.2%	218,784	214,021	2.2%
Amortization of software development and acquisition-related assets	20,743	19,912	4.2%	41,659	40,943	1.7%
Total cost of revenue	208,094	211,308	(1.5%)	412,856	413,407	(0.1%)
Gross profit	143,624	139,988	2.6%	273,414	278,174	(1.7%)
Gross margin %	40.8%	39.8%		39.8%	40.2%
Selling, general and administrative expenses	86,749	86,663	0.1%	168,778	176,609	(4.4%)
Research and development	44,367	53,016	(16.3%)	91,094	105,321	(13.5%)
Asset impairment charges	293	1,751	(83.3%)	319	1,946	(83.6%)
Amortization of intangible and acquisition-related assets	6,624	7,651	(13.4%)	13,327	15,302	(12.9%)
Income (loss) from operations	5,591	(9,093)	(161.5%)	(104)	(21,004)	(99.5%)
Interest expense	(7,483)	(7,230)	3.5%	(14,739)	(14,463)	1.9%
Other income, net	148	230	(35.7%)	2,034	198	NM
Loss before income taxes	(1,744)	(16,093)	(89.2%)	(12,809)	(35,269)	(63.7%)
Income tax provision	(1,472)	(1,677)	(12.2%)	(491)	(3,243)	(84.9%)
Effective tax rate	(84.4%)	(10.4%)		(3.8%)	(9.2%)
Net loss	(3,216)	(17,770)	(81.9%)	(13,300)	(38,512)	(65.5%)
Less: Net income attributable to non-controlling interest	(9)	0	NM	(9)	0	NM
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	(3,207)	(17,770)	(82.0%)	(13,291)	(38,512)	(65.5%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Software delivery	$116,142	$111,444	4.2%	$224,333	$221,757	1.2%
Support and maintenance	116,328	113,580	2.4%	235,696	230,657	2.2%
Client services	119,248	126,272	(5.6%)	226,241	239,167	(5.4%)
Total revenue	$351,718	$351,296	0.1%	686,270	691,581	(0.8%)

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Software delivery revenue consists of all of our proprietary software sales (either as a direct license sale or under a subscription delivery model), transaction-related revenue and the resale of hardware. Software delivery revenue increased during the three and six months ended June 30, 2015 compared with the prior year comparable periods. These increases were primarily driven by higher subscription-based software revenue, which increased by approximately $6 million and $11 million during the three and six months ended June 30, 2015, respectively, compared with the prior year comparable periods, as we expanded our client base for population health management solutions. Lower revenue from upfront software license sales and certain transaction-related revenue partially offset these increases. The decrease in upfront software license sales and the increase in subscription-based software revenue reflect the continued shift in customer preferences from up-front software license agreements to subscription-based agreements.

Support and maintenance revenue increased during the three and six months ended June 30, 2015 compared with the prior year comparable periods. These increases were primarily due to additional support and maintenance revenue related to our patient portal, analytics and other post-acute solutions as the number of clients that implemented those solutions increased compared with the prior year comparable periods. Additionally, the 2014 periods include the unfavorable impact of processing certain credit adjustments, which did not recur in subsequent periods.

Client services revenue, which includes revenue from managed services solutions, such as outsourcing, remote hosting and revenue cycle management, as well as other client services revenue, including installation services, decreased by approximately 5% during the three and six months ended June 30, 2015, respectively, compared with the prior year comparable periods. These decreases were driven by declines of approximately $16 million and $24 million in other client services revenue, partially offset by increases of approximately $9 million and $11 million in managed services revenue during the three and six months ended June 30, 2015, respectively, compared with the prior year comparable periods. The declines in other client services revenue were primarily a result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions. We also experienced softer demand for regulatory-driven upgrades as the effective dates of certain regulatory requirements, particularly in the state of New York, were extended. Other client services revenue can also vary between periods from the timing of implementation services revenue recognition associated with large-scale implementation contracts and the achievement of key delivery milestones, and the timing of special projects. The increase in managed services revenue was primarily due to additional revenue associated with expanding our outsourcing services at several of our large clients and revenue related to our acquisition of a majority interest in a third party in April 2015, the results of which were consolidated with our financial results from the date of this transaction. Revenue related to remote hosting also increased as we experienced increased demand for these services.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Total cost of revenue	$208,094	$211,308	(1.5%)	$412,856	$413,407	(0.1%)
Gross profit	$143,624	$139,988	2.6%	$273,414	$278,174	(1.7%)
Gross margin %	40.8%	39.8%		39.8%	40.2%

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Gross profit and gross margin increased during the three months ended June 30, 2015 compared with the three months ended June 30, 2014. These increases were primarily attributable to improved profitability from higher software subscription-based and support and maintenance revenue combined with lower third-party costs to deliver these solutions and services. Additionally, we experienced a more favorable mix of sources of revenue, including a decrease of lower-margin hardware sales, compared with the second quarter of 2014. These positive factors were partially offset by lower gross profit and gross margin associated with our other client services, primarily driven by lower operating leverage as the second quarter of 2015 does not reflect the full effect of cost reduction initiatives completed during that quarter.

Gross profit and gross margin decreased during the six months ended June 30, 2015 compared with the six months ended June 30, 2014. These decreases were primarily due to the reduction in higher margin upfront software license sales and lower overall utilization of internal client services resources as the volume of new implementation projects during the first six months of 2015 only partly offset work performed on several large implementation projects that were completed or nearly completed prior to the start of 2015. The extension of the effective dates of certain regulatory requirements, particularly in the state of New York, also contributed to lower utilization of our internal resources dedicated to implementing these new regulatory requirements.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Selling, general and administrative expenses	$86,749	$86,663	0.1%	$168,778	$176,609	(4.4%)

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

During the three months ended June 30, 2015, selling, general and administrative expenses remained flat compared with the three months ended June 30, 2014. During the second quarter of 2015, as a result of continued actions to streamline our operations and improve operational efficiency, we incurred severance and other costs of approximately $7 million compared with approximately $3 million of such costs incurred during the second quarter of 2014. Significant decreases during the three months ended June 30, 2015 compared with the three months ended June 30, 2014 included stock-based and incentive compensation of approximately $3 million and acquisition-related transaction costs of approximately $1 million.

During the six months ended June 30, 2015, selling, general and administrative expenses decreased compared with the six months ended June 30, 2014. The primary drivers of this decrease were lower overall personnel-related costs and discretionary spending as a result of continued actions to streamline our operations and improve operational efficiency. The reduction in selling, general and administrative expenses during the first half of 2015 compared to the first half of 2014 was also attributable to decreases in stock-based and incentive compensation of approximately $7 million; acquisition-related transaction costs of approximately $3 million; and legal expenses of approximately $4 million. These decreases were partially offset by severance and other costs of approximately $13 million incurred during the first half of 2015 as a result of certain cost reduction initiatives compared with approximately $3 million of such costs incurred during the first half of 2014.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Research and development	$44,367	$53,016	(16.3%)	$91,094	$105,321	(13.5%)

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Research and development expenses decreased by approximately 16% and 14% during the three and six months ended June 30, 2015, respectively, compared with the prior year comparable periods. These decreases were primarily driven by actions taken during the first two quarters of fiscal 2015 to lower staffing levels and discretionary spending, including reduced utilization of third party contractors compared with the prior year. During the three and six months ended June 30, 2014 we incurred higher research and development expenses to meet development requirements on certain strategic projects and on solutions that enabled our clients to achieve Meaningful Use standards and comply with other regulatory requirements. The amount of capitalized software development costs increased by approximately $3 million during both the three and six months ended June 30, 2015 compared with the prior year comparable periods, which also contributed to the decrease in research and development expenses. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Asset impairment charges	$293	$1,751	(83.3%)	$319	$1,946	(83.6%)

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

During the three and six months ended June 30, 2015 we wrote-off certain deferred costs that were determined to be unrealizable. The non-cash software impairment charges recorded during the three and six months ended June 30, 2014 were primarily the result of our decision to discontinue several software development projects.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Amortization of intangible and acquisition-related assets	$6,624	$7,651	(13.4%)	$13,327	$15,302	(12.9%)

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Amortization of intangible assets decreased during the three and six months ended June 30, 2015 compared with the prior year comparable periods. During 2014, the amortization periods for certain intangible assets ended and the intangible asset amounts were fully amortized. As a result, the three and six months ended June 30, 2014 include amortization that did not recur during 2015. This impact was partially offset by additional amortization associated with intangible assets acquired as part of our acquisition of Oasis Medical Solutions Limited in July 2014.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Interest expense	$7,483	$7,230	3.5%	$14,739	$14,463	1.9%

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Interest expense during the three and six months ended June 30, 2015 was slightly higher compared with the prior year comparable periods. This was the result of fairly steady overall debt levels and variable interest rates associated with borrowings under our senior secured credit facility during both the 2015 and 2014 periods. On June 26, 2015 we borrowed $100 million under our revolving facility to finance a portion of our investment in NantHealth. The additional interest expense associated with this amount during the three months ended June 30, 2015 was not material.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Other income, net	$148	$230	(35.7%)	$2,034	$198	NM

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Other income, net for the three and six months ended June 30, 2015 consists of miscellaneous receipts and the recognition of unrealized gains from accumulated other comprehensive loss related to our available-for-sale marketable securities that were sold during the three months ended March 31, 2015.

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Income tax provision	$(1,472)	$(1,677)	(12.2%)	$(491)	$(3,243)	(84.9%)
Effective tax rate	(84.4%)	(10.4%)		(3.8%)	(9.2%)

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Our effective tax rate is lower for the three months ended June 30, 2015 and higher for the six months ended June 30, 2015, compared with the prior year comparable periods. The income tax provision for the three and six months ended June 30, 2015 does not include any tax benefit for year to date losses based on our estimate of the overall annual results of operation for 2015, whereas the income tax provision for the three and six months ended June 30, 2014 includes an approximately $8 million and $18 million valuation allowance, respectively, against federal and foreign net operating loss carryforwards. As of the date of this Form 10-Q, the research and development credit had not been reinstated for 2015 and future years and, therefore, no estimate for this credit has been included in our effective tax rate for 2015.

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Clinical and Financial Solutions	$273,264	$277,357	(1.5%)	$528,580	$544,551	(2.9%)
Population Health	74,400	70,182	6.0%	147,840	140,323	5.4%
Unallocated Amounts	4,054	3,757	7.9%	9,850	6,707	46.9%
Total revenue	$351,718	$351,296	0.1%	$686,270	$691,581	(0.8%)

Gross Profit:
Clinical and Financial Solutions	$108,153	$107,786	0.3%	$203,182	$212,488	(4.4%)
Population Health	48,999	47,903	2.3%	95,698	96,655	(1.0%)
Unallocated Amounts	(13,528)	(15,701)	(13.8%)	(25,466)	(30,969)	(17.8%)
Total gross profit	$143,624	$139,988	2.6%	$273,414	$278,174	(1.7%)

Income (loss) from operations:
Clinical and Financial Solutions	$55,769	$53,967	3.3%	$98,481	$102,852	(4.2%)
Population Health	30,408	26,143	16.3%	57,388	50,480	13.7%
Unallocated Amounts	(80,586)	(89,203)	(9.7%)	(155,973)	(174,336)	(10.5%)
Total loss from operations	$5,591	$(9,093)	(161.5%)	$(104)	$(21,004)	(99.5%)

Clinical and Financial Solutions

Our Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include Electronic Health Record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, hosting, revenue cycle management, training, and electronic claims administration services.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue	$273,264	$277,357	(1.5%)	$528,580	$544,551	(2.9%)
Gross profit	$108,153	$107,786	0.3%	$203,182	$212,488	(4.4%)
Gross margin %	39.6%	38.9%		38.4%	39.0%
Income from operations	$55,769	$53,967	3.3%	$98,481	$102,852	(4.2%)
Operating margin %	20.4%	19.5%		18.6%	18.9%

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Clinical and Financial Solutions revenue decreased during the three and six months ended June 30, 2015 compared with the prior year comparable periods. These decreases in revenue were primarily driven by lower other client services revenue as a result of a decrease in implementation services from fewer large implementations of our ambulatory and acute solutions during the current year periods compared with the prior year comparable periods. We also experienced softer demand for regulatory-driven upgrades as the effective dates of certain regulatory requirements, particularly in the state of New York, were extended. Higher revenue from managed services partially offset the decrease in other client services revenue.  This was primarily due to an increase in our client base for such services, additional revenue associated with expanding our outsourcing services at several of our large clients and revenue related to our acquisition of a majority interest in a third party in April 2015. Revenue related to remote hosting also increased as we experienced increased demand for these services.

Gross profit and gross margin improved slightly during the three months ended June 30, 2015 compared with the three months ended June 30, 2014 as improved profitability associated with software subscription-based and support and maintenance revenue was largely offset by the unfavorable impact of lower other client services revenue and lower overall utilization of internal client services resources. Income from operations and operating margin increased primarily due to lower research and development expenses.

Gross profit and gross margin decreased during the six months ended June 30, 2015 compared with the six months ended June 30, 2014. These decreases were primarily driven by the unfavorable impact of lower revenue and lower overall utilization of internal client services resources as the volume of new implementation projects during the first half of 2015 only partly offset work performed on several large implementation projects that were completed or nearly completed prior to the start of 2015. The extension of the effective dates of certain regulatory requirements, particularly in the state of New York, also contributed to lower utilization of our internal resources dedicated to implementing these new regulatory requirements. Income from operations and the operating margin also decreased during the six months ended June 30, 2015 compared with the six months ended June 30, 2014 primarily due to the same factors that affected gross profit and gross margin. These decreases were partially offset by lower research and development expenses.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue	$74,400	$70,182	6.0%	$147,840	$140,323	5.4%
Gross profit	$48,999	$47,903	2.3%	$95,698	$96,655	(1.0%)
Gross margin %	65.9%	68.3%		64.7%	68.9%
Income from operations	$30,408	$26,143	16.3%	$57,388	$50,480	13.7%
Operating margin %	40.9%	37.3%		38.8%	36.0%

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Population Health revenue increased during the three and six months ended June 30, 2015 compared with the prior year comparable periods. The increases in revenue were primarily driven by higher subscription-based and support and maintenance revenue related to our patient portal, analytics and other post-acute solutions as the number of clients that implemented those solutions increased compared with the prior year comparable periods. Lower revenue from other client services partially offset the overall increase in the population health segment revenue as we experienced larger volume and greater number of implementations during the three and six months ended June 30, 2014 compared with the current year comparable periods.

While gross profit remained fairly flat, gross margin decreased during the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014. The decrease in gross margin was primarily due to unfavorable operating leverage as other client services costs increased at a rate higher than the growth in revenue during the first half of 2015 as we managed demand for our population health solutions. Income from operations and operating margin percentage increased during the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014 primarily due to the beneficial impact of lower selling, general and administrative expenses and research and development expenses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue	$4,054	$3,757	7.9%	$9,850	$6,707	46.9%
Gross profit	$(13,528)	$(15,701)	(13.8%)	$(25,466)	$(30,969)	(17.8%)
Gross margin %	NM	NM		NM	NM
Income from operations	$(80,586)	$(89,203)	(9.7%)	$(155,973)	$(174,336)	(10.5%)
Operating margin %	NM	NM		NM	NM

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Revenue from the resale of ancillary products is customer and project driven and, as a result, can fluctuate from period to period.

Unallocated expenses decreased by approximately $9 million and $18 million during the three and six months ended June 30, 2015, respectively, compared with the prior year comparable periods. These decreases were primarily driven by our continued actions to improve our operational efficiency and reduce discretionary spending. During the three months ended June 30, 2015 compared with the three months ended June 30, 2014, unallocated expenses also decreased driven by declines in product consolidation costs, including those associated with the convergence of our MyWay and Professional Suite ambulatory solutions, of approximately $2 million; transaction-related costs of approximately $1 million; deferred revenue-related and other adjustments of approximately $2 million; stock-based compensation of approximately $2 million; amortization of intangible assets of approximately $1 million; and non-cash impairment charges of approximately $1 million. Partially offsetting these decreases were higher severance and other costs of approximately $4 million.

During the six months ended June 30, 2015 compared with the six months ended June 30, 2014, unallocated expenses also decreased driven by declines in product consolidation costs, including those associated with the convergence of our MyWay and Professional Suite ambulatory solutions, of approximately $3 million; transaction-related costs of approximately $3 million; deferred revenue-related and other adjustments of approximately $7 million; stock-based compensation of approximately $3 million; amortization of intangible assets of approximately $1 million; legal and other professional services expenses of approximately $4 million; and non-cash impairment charges of approximately $2 million. Partially offsetting these decreases were higher severance and other costs of approximately $10 million.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from June 30, 2015
	June 30,	December 31,	June 30,	December 31,	June 30,
(In millions)	2015	2014	2014	2014	2014
Software delivery, support and maintenance	$2,136	$1,999	$1,921	6.9%	11.2%
Client services	1,397	1,433	1,417	(2.5%)	(1.4%)
Total contract backlog	$3,533	$3,432	$3,338	2.9%	5.8%

Total contract backlog as of June 30, 2015 was higher compared with June 30, 2014 and December 31, 2014, primarily due to an increase in the proportion of bookings related to subscription-based agreements. The revenue associated with these types of agreements and contracts is recognized over an extended period of time based on the subscription term or contract period. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of June 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of approximately $77 million and available borrowing capacity of approximately $226 million under our revolving credit  facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2015	2014	$ Change
Net loss	$(13,300)	(38,512)	25,212
Non-cash adjustments to net loss	101,782	119,794	(18,012)
Cash impact of changes in operating assets and liabilities	327	(43,008)	43,335
Net cash provided by operating activities	$88,809	$38,274	$50,535

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Net cash provided by operating activities increased by approximately $51 million during the six months ended June 30, 2015 compared with the prior year comparable period. This increase reflects the beneficial impact of the steps we took since 2013 to streamline our organizational structure, cut long-term costs, reduce discretionary spending and improve efficiency as evidenced by the decrease in our net loss for the six months ended June 30, 2015 compared with the prior year comparable period. In addition, during the six months ended June 30, 2014, we paid client upgrade costs associated with the convergence of our MyWay and Professional Suite ambulatory solutions, which did not recur during the first six months of 2015. During the first half of 2014, we also paid higher employee severance, relocation and lease costs associated with the closure of several offices as well as higher commission and incentive-based payments. In addition, our spending on non-capitalizable research and development projects was lower during the six months ended June 30, 2015 compared with the prior year comparable period.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2015	2014	$ Change
Capital expenditures	$(9,615)	$(17,271)	$7,656
Capitalized software	(21,684)	(18,049)	(3,635)
Purchase of controlling interest, net of cash acquired	(9,372)	-	(9,372)
Purchases of non-marketable securities, other investments and related intangible assets	(210,087)	(14,074)	(196,013)
Sales and maturities of marketable securities and other investments	1,305	29	1,276
Proceeds received from sale of fixed assets	15	62	(47)
Net cash used in investing activities	$(249,438)	$(49,303)	$(200,135)

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Net cash used in investing activities increased during the six months ended June 30, 2015 compared with the prior year comparable period, primarily due to our investment in NantHealth of approximately $200 million. During the six months ended June 30, 2015 we also acquired a majority interest in a third party, net of cash acquired, for approximately $9 million and extended a loan to the third party for approximately $9 million. During the six months ended June 30, 2015, we sold our remaining outstanding marketable securities and received proceeds of approximately $1 million. The higher capital spending during the first half of 2014 was primarily driven by software purchases in connection with the renewal of software licenses with some of our key software providers and enhancements to our IT infrastructure.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2015	2014	$ Change
Proceeds from sale or issuance of common stock	$101,432	$1,683	$99,749
Excess tax benefits from stock-based compensation	333	2,218	(1,885)
Taxes paid related to net share settlement of equity awards	(5,533)	(8,562)	3,029
Payments on debt instruments	(41,420)	(63,349)	21,929
Credit facility borrowings	129,511	55,000	74,511
Net cash provided by (used in) financing activities	$184,323	$(13,010)	$197,333

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Net cash provided by (used in) financing activities increased during the six months ended June 30, 2015 compared with the prior year comparable period, primarily due to $100 million borrowed under our revolving credit facility to partially finance our $200 million investment in NantHealth and $100 million in proceeds from the sale of our common stock and warrants to Nant Capital LLC during the six months ended June 30, 2015.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and our senior secured credit facility as of June 30, 2015:

		Remainder of
(In thousands)	Total	2015	2016	2017	2018	2019	2020
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facility	389,475	16,875	39,375	50,625	282,600	0	0
Other debt	228	0	228	0	0	0	0
Total principal payments	734,703	16,875	39,603	50,625	282,600	0	345,000
Interest payments:
1.25% Cash Convertible Senior Notes (1)	21,564	2,156	4,313	4,313	4,313	4,313	2,156
Senior Secured Credit Facility (2)	32,604	6,170	11,577	10,297	4,560	0	0
Total interest payments	54,168	8,326	15,890	14,610	8,873	4,313	2,156
Total future debt payments	$788,871	$25,201	$55,493	$65,235	$291,473	$4,313	$347,156
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2015, which was 2.94%.

As of June 30, 2015, $191.3 million under a term loan, $198.2 million under a revolving credit facility, and $0.7 million in letters of credit were outstanding under our senior secured credit facility. Borrowings under the revolving credit facility as of such date consisted of $182.5 million denominated in US Dollars and $15.7 million, or the equivalent of 10.0 million British Pounds Sterling, denominated in a foreign currency. As of June 30, 2015, the interest rate on the US Dollars-denominated borrowings under our senior secured credit facility was LIBOR plus 2.75%, which totaled 2.94%, and the interest rate on the British Pound Sterling-denominated borrowings was 3.00%. We were in compliance with all covenants under our senior secured credit facility agreement as of June 30, 2015.

As of June 30, 2015, we had $226.1 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

On June 8, 2015, we entered into a First Amendment with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders to our senior secured credit facility agreement executed on June 28, 2013. This amendment allows us greater flexibility to make selective cash investments in third parties while continuing to remain in compliance with the original covenants of our senior secured credit facility agreement. In addition, this amendment clarifies certain definitions and clauses contained in our original senior secured credit facility agreement. None of the original terms of our senior secured credit facility relating to scheduled future principal payments, applicable interest rates and margins, and borrowing capacity under our revolving facility were amended.

Other Matters Affecting Future Capital Requirements

We are currently in the fifth year of a ten-year agreement with Xerox Consultant Services (“Xerox”) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the six months ended June 30, 2015, we incurred approximately $35 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

The level of our overall investment in research and development efforts during 2015 is expected to be lower compared with 2014 as we realize the benefits of improved effectiveness and efficiency of our research and development organization. Additionally, we incurred higher research and development expenses during 2014 to meet development requirements on certain strategic projects and on solutions that enabled our clients to achieve Meaningful Use standards and comply with other regulatory requirements. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Research and development costs directly recorded to expense	$44,367	$53,016	$91,094	$105,321
Capitalized software development costs	12,369	8,905	21,684	18,049
Total non-GAAP R&D-related spending	$56,736	$61,921	$112,778	$123,370
Total revenue	$351,718	$351,296	$686,270	$691,581
Total non-GAAP R&D-related spending as a % of total revenue	16%	18%	16%	18%

During the remainder of 2015 and in the future, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our subscription-based and remote hosting solutions.

We believe that our cash and cash equivalents of approximately $77 million as of June 30, 2015, our future cash flows, and our borrowing capacity under our revolving credit facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the three months ended June 30, 2015, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended June 30, 2015.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Richard J. Poulton
Executive Vice President Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2015

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith

10.1

First Amendment, dated as of June 8, 2015, to the credit agreement dated June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto.

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