Form 10-Q
period 2015-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2015-11-06
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35547

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4392754
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Merchandise Mart, Suite 2024

Chicago, IL 60654

(Address of Principal Executive Offices, Zip Code)

(312) 506-1200

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐     No   ☒

As of October 30, 2015, there were 189,015,100shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$91,398	$53,173
Accounts receivable, net of allowance of $31,182 and $36,047 as of September 30, 2015 and December 31, 2014, respectively	324,552	331,625
Deferred taxes, net	35,736	35,615
Prepaid expenses and other current assets	98,511	102,392
Total current assets	550,197	522,805
Long-term marketable securities	0	1,305
Fixed assets, net	127,739	145,830
Software development costs, net	82,249	86,153
Intangible assets, net	360,929	403,362
Goodwill	1,222,823	1,200,746
Deferred taxes, net	708	708
Other assets	328,668	137,760
Total assets	$2,673,313	$2,498,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,389	$70,824
Accrued expenses	70,654	78,967
Accrued compensation and benefits	47,504	51,062
Deferred revenue	291,251	293,022
Deferred taxes, net	21	21
Current maturities of long-term debt and capital lease obligations	12,696	27,498
Total current liabilities	489,515	521,394
Long-term debt	642,348	539,193
Deferred revenue	21,962	23,168
Deferred taxes, net	60,419	55,437
Other liabilities	63,491	75,257
Total liabilities	1,277,735	1,214,449
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2015 and December 31, 2014; 266,226 and 188,989 shares issued and outstanding as of September 30, 2015, respectively; 265,138 and 180,466 shares issued and outstanding as of December 31, 2014, respectively	2,662	2,651
Treasury stock: at cost, 77,237 and 84,672 as of September 30, 2015 and December 31, 2014, respectively	(189,753)	(278,036)
Additional paid-in capital	1,782,081	1,749,593
Accumulated deficit	(206,562)	(188,009)
Accumulated other comprehensive loss	(3,989)	(1,979)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,384,439	1,284,220
Non-controlling interest	11,139	0
Total stockholders’ equity	1,395,578	1,284,220
Total liabilities and stockholders’ equity	$2,673,313	$2,498,669

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenue:
Software delivery, support and maintenance	$230,754	$228,048	$690,783	$680,462
Client services	123,722	117,341	349,963	356,508
Total revenue	354,476	345,389	1,040,746	1,036,970
Cost of revenue:
Software delivery, support and maintenance	70,775	77,421	223,188	235,864
Client services	109,006	115,930	327,790	329,951
Amortization of software development and acquisition-related assets	21,347	20,582	63,006	61,525
Total cost of revenue	201,128	213,933	613,984	627,340
Gross profit	153,348	131,456	426,762	409,630
Selling, general and administrative expenses	91,043	97,034	259,821	273,643
Research and development	47,702	45,962	138,796	151,283
Asset impairment charges	22	188	341	2,134
Amortization of intangible and acquisition-related assets	5,712	7,112	19,039	22,414
Income (loss) from operations	8,869	(18,840)	8,765	(39,844)
Interest expense	(9,254)	(7,542)	(23,993)	(22,005)
Other income, net	423	171	2,281	369
Equity in net earnings of unconsolidated investments	(1,479)	0	(1,303)	0
Loss before income taxes	(1,441)	(26,211)	(14,250)	(61,480)
Income tax (provision) benefit	(3,692)	448	(4,183)	(2,795)
Net loss	(5,133)	(25,763)	(18,433)	(64,275)
Less: Net income attributable to non-controlling interest	(111)	0	(120)	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,244)	$(25,763)	$(18,553)	$(64,275)
Loss per share - basic and diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.03)	$(0.15)	$(0.10)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net loss	$(5,133)	$(25,763)	$(18,433)	$(64,275)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,482)	(824)	(1,873)	96
Change in unrealized gains on marketable securities	0	13	(228)	30
Change in fair value of derivatives qualifying as cash flow hedges	(225)	110	5	427
Other comprehensive (loss) income before income tax expense (benefit)	(1,707)	(701)	(2,096)	553
Income tax benefit (expense) related to items in other comprehensive income (loss)	88	(48)	86	(179)
Total other comprehensive (loss) income	(1,619)	(749)	(2,010)	374
Comprehensive loss	(6,752)	(26,512)	(20,443)	(63,901)
Less: Comprehensive income (loss) attributable to non-controlling interest	(111)	0	(120)	0
Comprehensive loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(6,863)	$(26,512)	$(20,563)	$(63,901)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(18,433)	$(64,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,486	131,546
Stock-based compensation expense	27,225	32,203
Excess tax benefits from stock-based compensation	(346)	(2,246)
Deferred taxes	2,323	5,996
Asset impairment charges	341	2,134
Other losses, net	2,288	3,214
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	7,060	(22,287)
Prepaid expenses and other assets	11,730	(16,180)
Accounts payable	(2,050)	13,651
Accrued expenses	(17,789)	(22,120)
Accrued compensation and benefits	(4,672)	(24,896)
Deferred revenue	(2,760)	20,732
Other liabilities	(1,090)	(5,469)
Net cash provided by operating activities	128,313	52,003
Cash flows from investing activities:
Capital expenditures	(14,211)	(20,656)
Capitalized software	(32,696)	(28,318)
Purchase of controlling interest, net of cash acquired	(9,372)	(20,180)
Purchases of non-marketable securities, other investments and related intangible assets	(212,654)	(21,544)
Sales and maturities of marketable securities and other investments	3,763	39
Proceeds received from sale of fixed assets	15	86
Net cash used in investing activities	(265,155)	(90,573)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	102,091	1,670
Excess tax benefits from stock-based compensation	346	2,246
Taxes paid related to net share settlement of equity awards	(5,714)	(8,891)
Payments of capital lease obligations	(311)	(337)
Credit facility payments	(189,912)	(73,751)
Credit facility borrowings	269,719	91,964
Net cash provided by financing activities	176,219	12,901
Effect of exchange rate changes on cash and cash equivalents	(1,152)	60
Net increase (decrease) in cash and cash equivalents	38,225	(25,609)
Cash and cash equivalents, beginning of period	53,173	62,954
Cash and cash equivalents, end of period	$91,398	$37,345

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries and majority-owned affiliates. All significant intercompany balances and transactions have been eliminated. Each of the terms “we,” “us,” “our” or the “Company” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned and majority-owned subsidiaries, unless otherwise stated.

Reclassification

During the three months ended March 31, 2015, we adopted a revised presentation of revenue and the associated cost of revenue in our consolidated statements of operations, which we believe is better aligned with and representative of the amount and profitability of our overall software and services revenue streams, as well as with the way we manage our business, review our operating performance and market our products. In recent years, we have experienced a continued shift in customer preferences from up-front software license agreements, and associated support and maintenance, to subscription-based agreements. Under our previous presentation, the revenue and cost of revenue of each of these types of agreements were reported under separate revenue categories. By combining these separate revenue categories, we believe that our revised presentation better reflects the overall trend in our software delivery, support and maintenance revenue.

Under the revised presentation, revenue is reported based on two categories: (i) software delivery, support and maintenance, and (ii) client services. Previously, revenue was presented based on four categories: system sales, professional services, maintenance, and transaction processing and other. Software delivery, support and maintenance revenue consists of our previous system sales, maintenance and transaction processing and other revenue categories, excluding outsourcing and remote hosting managed services revenue previously included in transaction processing and other revenue. Client services revenue consists of our previous professional services category and outsourcing and remote hosting managed services revenue. The comparable 2014 periods were revised for the new presentation. Total revenue and cost of revenue previously reported for the three and nine months ended September 30, 2014 were not affected by this change in presentation.

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2015 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting, although the Company believes that the disclosures made are adequate to make that information not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Significant Accounting Policies

There have been no changes to our significant accounting policies from those disclosed in our Form 10-K.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs by requiring that such costs be presented on the balance sheet as a direct deduction from the related debt liability, rather than as an asset. The new accounting guidance is to be applied retrospectively and early application is permitted. We adopted the new guidance during the three months ended June 30, 2015. The adoption of this accounting guidance resulted in the reclassification, for presentation purposes only, of approximately $9.5 million of debt issuance costs from other assets to long-term debt in our consolidated balance sheet as of December 31, 2014.

Accounting Pronouncements Not yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. As issued, ASU 2014-09 is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On August 12, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, while also permitting companies to voluntarily adopt the new revenue standard as of the original effective date. We are currently in the process of evaluating this new guidance, including selecting the method and timing of adoption.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for us for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 investments include money market funds valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund. There were no outstanding money market funds investments as of September 30, 2015 and December 31, 2014.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option (as defined in Note 8, “Derivative Financial Instruments”) asset and the 1.25% embedded cash conversion option liability. Refer to Note 8, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine the fair value as of September 30, 2015 and December 31, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the 1.25% embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	September 30, 2015				December 31, 2014
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	Long-term marketable securities	$0	$0	$0	$0	$0	$1,305	$0	$1,305
1.25% Call Option	Other assets	0	0	48,669	48,669	0	0	57,091	57,091
1.25% Embedded cash conversion option	Other liabilities	0	0	(49,449)	(49,449)	0	0	(57,839)	(57,839)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	171	0	171	0	0	0	0
Foreign exchange derivative liabilities	Accrued expenses	0	(166)	0	(166)	0	0	0	0
Total		$0	$5	$(780)	$(775)	$0	$1,305	$(748)	$557

On June 26, 2015 we purchased 59,099,908 Series G Units of Nant Health, LLC (“NantHealth”), a cloud-based information technology company that offers comprehensive genomic and protein-based molecular diagnostic testing, for approximately $200.0 million and incurred approximately $5.4 million of transaction-related expenses, resulting in a total investment of approximately $205.4 million. This investment represents a 10% ownership stake, excluding authorized but unissued common units of NantHealth, and is accounted for under the equity method. Additionally, the carrying amount of our investment exceeded the amount of our share of underlying equity in net assets of NantHealth by approximately $200 million at September 30, 2015. The excess carrying value over the underlying equity in net assets of NantHealth is primarily comprised of amortizable intangible assets and nonamortizable goodwill. During the three months ended September 30, 2015, we recorded a loss of $1.5 million representing our share of equity loss of NantHealth based on a one quarter reporting lag and the amortization of cost basis differences.

On April 17, 2015 we acquired a majority interest in a third party for approximately $11.1 million, and provided a loan to the third party of approximately $9.3 million to refinance its outstanding indebtedness. The financial results of this third party were consolidated with our financial results starting on the date of the transaction, with a proportionate share allocated to minority interest. The allocations of the estimated fair value of the net assets of the third party to goodwill, intangibles and non-controlling interest were approximately $22.3 million, $4.3 million and $11.0 million, respectively.

During 2014, we acquired certain non-marketable equity securities of four third parties and entered into new, or amended existing, commercial agreements with each of those third parties to license and distribute their products and services, for a total consideration of approximately $21.1 million. The equity investments and the commercial agreements were valued at approximately $19.2 million and $1.9 million, respectively. Three of the equity investments acquired during 2014 are accounted for under the cost method, and one of the equity investments is accounted for under the equity method. During the three months ended September 30, 2015, we invested an additional $0.3 million in one of the third parties. This additional investment is accounted for under the equity method. The carrying values of the cost method investments were $17.8 million as of both September 30, 2015 and December 31, 2014. The carrying values of the equity method investments were approximately $1.4 million and $1.0 million, respectively, as of September 30, 2015 and December 31, 2014. These carrying values are included in other assets and the carrying value of the above-referenced commercial agreements is included in intangible assets, net, in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014. As of September 30, 2015, it is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility, with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of September 30, 2015, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 6, “Debt,” for further information regarding our long-term financial liabilities.

3. Stockholders' Equity

Stock-based Awards

We measure stock-based compensation expense at the grant date based on the fair value of the award. We recognize the expense for service-based share awards over the requisite service period on a straight-line basis, net of estimated forfeitures. We recognize the expense for performance-based and market-based share awards over the vesting period under the accelerated attribution method, net of estimated forfeitures. In addition, we recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved.

The fair value of service-based restricted stock units and restricted stock awards is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and nine months ended September 30, 2015 and 2014.

Stock-based compensation expense recognized during the three and nine months ended September 30, 2015 and 2014 is included in our consolidated statements of operations as shown in the below table. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Cost of revenue:
Software delivery, support and maintenance	$972	$340	$3,247	$1,271
Client services	824	995	3,554	3,449
Total cost of revenue	1,796	1,335	6,801	4,720
Selling, general and administrative expenses	5,649	7,881	15,860	20,999
Research and development	1,747	839	6,067	6,484
Total stock-based compensation expense	$9,192	$10,055	$28,728	$32,203

We granted stock-based awards as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	31	$14.22	2,092	$11.92
Performance-based restricted stock units with a service condition	0	$0.00	292	$12.17
Market-based restricted stock units with a service condition	0	$0.00	497	$12.53
	31	$14.22	2,881	$12.05

During the nine months ended September 30, 2015 and the year ended December 31, 2014, approximately 1.1 million and 1.7 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2015 and 2014 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2015 and 2014 were 433 thousand and 549 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Basic Loss per Common Share:
Net loss	$(5,133)	$(25,763)	$(18,433)	$(64,275)
Less: Net income attributable to non-controlling interest	$(111)	$0	$(120)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,244)	$(25,763)	$(18,553)	$(64,275)

Weighted-average common shares outstanding	188,944	180,189	183,725	179,691

Basic Loss per Common Share	$(0.03)	$(0.15)	$(0.10)	$(0.36)

Diluted Loss per Common Share:
Net loss	$(5,133)	$(25,763)	$(18,433)	$(64,275)
Less: Net income attributable to non-controlling interest	$(111)	$0	$(120)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,244)	$(25,763)	$(18,553)	$(64,275)

Weighted-average common shares outstanding	188,944	180,189	183,725	179,691
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	188,944	180,189	183,725	179,691

Diluted Loss per Common Share	$(0.03)	$(0.15)	$(0.10)	$(0.36)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and nine months ended September 30, 2015 and 2014, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	23,562	24,177	25,359	24,314

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$450,964	$(294,658)	$156,306	$451,087	$(267,547)	$183,540
Customer contracts and relationships	554,399	(401,776)	152,623	550,287	(382,465)	167,822
Total	$1,005,363	$(696,434)	$308,929	$1,001,374	$(650,012)	$351,362

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,222,823			1,200,746
Total			$1,274,823			$1,252,746

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

Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2015 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Total
Balance as of December 31, 2014	$774,512	$426,234	$1,200,746
Other additions	22,319	0	22,319
Foreign exchange translation	(242)	0	(242)
Balance as of September 30, 2015	$796,589	$426,234	$1,222,823

Other additions relate to goodwill arising from our acquisition of a majority interest in a third party during the three months ended June 30, 2015. During the three months ended September 30, 2015, we finalized the allocation of the fair value of the acquisition consideration. Refer to Note 2, “Fair Value Measurements and Investments” for additional information.

There were no accumulated impairment losses associated with our goodwill as of September 30, 2015 or December 31, 2014.

6. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	September 30, 2015			December 31, 2014
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$64,806	$280,194	$345,000	$73,765	$271,235
Senior Secured Credit Facility (long- term portion)	367,664	5,542	362,122	272,410	4,452	267,958
Senior Secured Credit Facility (current portion)	12,500	485	12,015	28,125	892	27,233
Other debt	188	0	188	0	0	0
Total debt	$725,352	$70,833	$654,519	$645,535	$79,109	$566,426

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Interest expense	$4,370	$4,190	$12,239	$12,074
Amortization of discounts and debt issuance costs	3,508	3,352	10,321	9,931
Write off of unamortized deferred debt issuance costs	1,376	0	1,433	0
Total interest expense	$9,254	$7,542	$23,993	$22,005

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Coupon interest at 1.25%	$1,078	$1,078	$3,234	$3,234
Amortization of discounts and debt issuance costs	3,035	2,893	8,960	8,541
Total interest expense related to the 1.25% Notes	$4,113	$3,971	$12,194	$11,775

Senior Secured Credit Facility Amendment

On September 30, 2015, we entered into a Replacement Facility Amendment (the “2015 Credit Agreement”) to our existing Credit Agreement, dated as of June 28, 2013, as amended on June 8, 2015, with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent. The 2015 Credit Agreement provides for a $250 million senior secured term loan (the “Term Loan”) and a $550 million senior secured revolving facility (the “Revolving Facility”), each with a five year term (collectively the “Senior Secured Credit Facility”). These amounts represent increases in total borrowing limits of $25 million and $125 million, respectively, compared with our existing Credit Agreement. The Term Loan is repayable in quarterly installments commencing on December 31, 2015 and ending on September 30, 2020. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies.

Proceeds from the borrowings under the 2015 Credit Agreement were used for the refinancing of the term loan and revolving facility under our existing Credit Agreement. The proceeds of the Revolving Facility can be used to finance our working capital needs and for general corporate purposes, including financing of permitted acquisitions, share repurchases, and other investments. We may also request to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $300 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facility bear interest, at our option, at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in United States dollars, subject to availability to all affected lenders, 7 days (as selected by us), appearing on pages LIBOR01, LIBOR02, EURIBOR01, as applicable, or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for United States dollars for a one month interest period plus 1.0% (the “Base Rate”), plus, in each case, the applicable margin.  The initial applicable interest rate margin for Base Rate borrowings is 1.25%, and for Eurocurrency Rate borrowings is 2.25%.  On and after September 30, 2015, the applicable interest rate margins will be determined from a pricing table and will depend upon our total leverage ratio.  The applicable interest rate margins under the 2015 Credit Agreement for Base Rate borrowings range from 0.00% to 1.25% and for Eurocurrency Rate loans range from 1.00% to 2.25%. These ranges are 50 basis points lower at each level of the leverage-based pricing grid compared with our existing Credit Agreement.

Subject to certain agreed upon exceptions, all obligations under the Senior Secured Credit Facility remain guaranteed by each of our existing and future direct and indirect material domestic subsidiaries other than Coniston Exchange LLC and certain domestic subsidiaries owned by our foreign subsidiaries (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement, dated as of June 28, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, certain of our other subsidiaries, and JPMorgan Chase Bank, N.A., as administrative agent. Our obligations under the Senior Secured Credit Facility, any swap agreements and any cash management arrangements provided by any lender, remain secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts Healthcare Solutions, Inc. and the Guarantors.

The Senior Secured Credit Facility requires us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The 2015 Credit Agreement also provides that during the four quarter period following permitted acquisitions that are financed in whole or in part with indebtedness and the consideration paid by us is $100 million or more, we are required to maintain a maximum total leverage ratio of 4.5 to 1.0 and a maximum senior secured leverage ratio of 3.25 to 1.0. In addition, the 2015 Credit Agreement requires mandatory prepayments of the debt outstanding under the Senior Secured Credit Facility in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

The Senior Secured Credit Facility also contains certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

In connection with our entry into the 2015 Credit Agreement, during the three months ended September 30, 2015, we incurred fees and other costs totaling approximately $3.0 million, of which approximately $2.7 million were capitalized and included in the net carrying amounts outstanding under the Senior Secured Credit Facility as of September 30, 2015. In addition, approximately $3.3 million of deferred costs associated with our existing Credit Facility carried over to the 2015 Credit Agreement. Also, in connection with our entry into the 2015 Credit Agreement, approximately $1.1 million of deferred costs associated with our existing Credit Agreement and approximately $0.3 million of fees and other costs associated with the 2015 Credit Agreement were written off to interest expense and are included in other losses, net in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2015.

As of September 30, 2015, approximately $250.0 million under the Term Loan, $130.2 million under the Revolving Facility, and $0.7 million in letters of credit were outstanding under the 2015 Credit Agreement. Borrowings under the Revolving Facility as of such date consisted of $115.0 million denominated in United States dollars and $15.2 million, or the equivalent of 10.0 million British Pound Sterling, denominated in a foreign currency. The increase in the principal balance outstanding under the Senior Secured Credit Facility at September 30, 2015 compared with December 31, 2014 was primarily driven by $100.0 million borrowed under the Revolving Facility during the three months ended June 30, 2015 to finance a portion of our investment in NantHealth. Refer to Note 2, “Fair Value Measurements and Investments” for additional information about this transaction.

As of September 30, 2015, the interest rate on the United States dollars-denominated borrowings under the Senior Secured Credit Facility was LIBOR plus 2.25%, which totaled 2.44%, and the interest rate on the British Pound Sterling-denominated borrowings was 2.84%. We were in compliance with all covenants under the Senior Secured Credit Facility agreement as of September 30, 2015. The net carrying amounts of debt outstanding as of December 31, 2014 were adjusted to reflect the reclassification of approximately $9.5 million of deferred debt issuance costs previously included within other assets on our consolidated balance sheet as of December 31, 2014 as a result of adopting ASU 2015-03 during the three months ended June 30, 2015.

As of September 30, 2015, we had approximately $419.2 million available, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of September 30, 2015, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

The following table summarizes our future payment obligations under the 1.25% Notes and the Senior Secured Credit Facility as of September 30, 2015:

		Remainder of
(In thousands)	Total	2015	2016	2017	2018	2019	2020
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Term Loan	250,000	3,125	12,500	15,625	28,125	40,625	150,000
Revolving Facility	130,164	0	0	0	0	0	130,164
Other debt	188	32	156	0	0	0	0
Total debt	$725,352	$3,157	$12,656	$15,625	$28,125	$40,625	$625,164

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Loss before income taxes	$(1,441)	$(26,211)	$(14,250)	$(61,480)
Income tax (provision) benefit	$(3,692)	$448	$(4,183)	$(2,795)
Effective tax rate	NM	1.7%	(29.4%)	(4.5%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Our effective tax rates for the three and nine months ended September 30, 2015, compared with the prior year comparable periods, differ primarily due to the timing of recognition of permanent items, such as non-deductible meals and entertainment and officer compensation, and the impacts of foreign operations on the lower pre-tax losses for the current periods as compared with the prior year comparable periods. In addition, the income tax provision for the three and nine months ended September 30, 2015 includes an approximately $5.9 million valuation allowance against federal and foreign net operating loss carryforwards, as compared with valuation allowances of approximately $6.3 million and $24.1 million, respectively, recorded in the comparable 2014 periods. As of the date of this Form 10-Q, the research and development credit had not been reinstated for 2015 and future years; therefore, no estimate for this credit has been included in our effective tax rate for 2015.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). The additional valuation allowance recorded during the three and nine months ended September 30, 2015 related to deferred tax assets associated with net operating loss carryforwards.

Our unrecognized income tax benefits were $10.7 million and $15.3 million as of September 30, 2015 and December 31, 2014, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

During the three months ended September 30, 2015, we concluded our IRS audit for all open years through December 31, 2012.  The conclusion of this audit provided us with confirmation about the net operating loss carryforwards actual balance as of December 31, 2012. As a result, we recognized certain unrecognized income tax benefits totaling approximately $4.0 million during the three months ended September 30, 2015. The recognition of these benefits did not impact our effective tax rate due to the valuation allowance. We were not able to obtain confirmation regarding the actual balance of our research and development credit carryforwards because none of these research and development credits have been utilized against any tax liability as of the date of this Form 10-Q. Therefore, our analysis of eligible research and development credit carryforwards remains unchanged.

8. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	September 30, 2015
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$171	Accrued expenses	$166
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	48,669	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	49,449
Total derivatives		$48,840		$49,615

	December 31, 2014
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	57,091	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	57,839
Total derivatives		$57,091		$57,839

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

In June and August 2015, we entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of September 30, 2015, there were twenty-seven forward contracts outstanding that were staggered to mature monthly starting in October 2015 and ending in March 2017. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond March 2017. As of September 30, 2015, the notional amounts of outstanding forward contracts ranged from 25 million to 210 million INR, or the equivalent of $0.4 million to $3.2 million, based on the exchange rate between the United States dollar and the INR in effect as of September 30, 2015. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three and nine months ended September 30, 2015, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of September 30, 2015, we estimate that approximately $0.1 million of net unrealized derivative losses included in AOCI will be reclassified into income within the next twelve months.

Interest Rate Swap Agreement

We previously had entered into an interest rate swap agreement with an effective date of October 29, 2010, which expired on October 31, 2014. The critical terms of the interest rate swap agreement and the related debt agreement matched and allowed us to designate the interest rate swap agreement as a highly effective cash flow hedge. As of September 30, 2015, we did not have any outstanding interest rate swap agreements. No gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2014.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months ended September 30, 2015	Nine Months ended September 30, 2015	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months ended September 30, 2015	Nine Months ended September 30, 2015
Foreign exchange contracts	$(317)	$(87)	Cost of Revenue	$(29)	$(29)
			Selling, general and administrative expenses	(23)	(23)
			Research and development	(40)	(40)

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months ended September 30, 2014	Nine Months ended September 30, 2014	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months ended September 30, 2014	Nine Months ended September 30, 2014
Interest rate swap	$0	$(38)	Interest expense	$(110)	$(465)

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

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income, net. For the three and nine months ended September 30, 2015, the change in the fair value of the 1.25% Call Option resulted in net losses of approximately $18.3 million and $8.4 million, respectively. For the three and nine months ended September 30, 2014, the change in the fair value of the 1.25% Call Option resulted in net losses of approximately $35.4 million and $37.0 million, respectively. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, we expect the net effect of those two derivative instruments on our earnings to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 2, “Fair Value Measurements and Investments.” For the three and nine months ended September 30, 2015, the change in the fair value of the embedded cash conversion option resulted in net gains of approximately $18.4 million and $8.4 million, respectively. For the three and nine months ended September 30, 2014, the change in the fair value of the embedded cash conversion option resulted in net gains of approximately $35.6 million and $37.2 million, respectively. The net gains from the change in the fair value of the embedded cash conversion option for the three and nine months ended September 30, 2015, respectively, were slightly higher than the net losses recognized on the 1.25% Call Option over the same periods.

9. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains (Losses) on Interest Rate Swap	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2014 (1)	$(2,119)	$140	$0	$0	$(1,979)
Other comprehensive (loss) income before reclassifications	(1,873)	0	0	(53)	(1,926)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(140)	0	56	(84)
Net other comprehensive (loss) income	(1,873)	(140)	0	3	(2,010)
Balance as of September 30, 2015 (2)	$(3,992)	$0	$0	$3	$(3,989)

(1) Net of taxes of $88 thousand for unrealized net gains on marketable securities

(2) Net of taxes of $2 thousand for unrealized net gains on foreign exchange contract derivatives

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains (Losses) on Interest Rate Swap	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2013 (1)	$(1,590)	$124	$(279)	$0	$(1,745)
Other comprehensive income (loss) before reclassifications	96	19	(23)	0	92
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	282	0	282
Net other comprehensive income	96	19	259	0	374
Balance as of September 30, 2014 (2)	$(1,494)	$143	$(20)	$0	$(1,371)

(1) Net of taxes (benefits) of $79 thousand for unrealized net gains on marketable securities and $(179) thousand for unrealized net losses on interest rate swap derivative

(2) Net of taxes (benefits) of $90 thousand for unrealized net gains on marketable securities and $(10) thousand for unrealized net losses on interest rate swap derivative

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2015			2014
(In thousands)	Before-Tax Amount	Tax Effect	Total	Before-Tax Amount	Tax Effect	Total
Foreign currency translation adjustments	$(1,482)	$0	$(1,482)	$(824)	$0	$(824)
Marketable securities:
Net gain arising during the period	0	0	0	13	(5)	8
Net gain reclassified into income	0	0	0	0	0	0
Net change in unrealized gains on marketable securities	0	0	0	13	(5)	8
Derivatives qualifying as cash flow hedges:
Interest rate swap:
Net loss arising during the period	0	0	0	0	0	0
Net loss reclassified into income	0	0	0	110	(43)	67
Net change in unrealized losses on interest rate swap	0	0	0	110	(43)	67
Foreign exchange contracts:
Net gains (losses) arising during the period	(317)	124	(193)	0	0	0
Net (gains) losses reclassified into income	92	(36)	56	0	0	0
Net change in unrealized gains (losses) on foreign exchange contracts	(225)	88	(137)	0	0	0
Net gain (loss) on cash flow hedges	(225)	88	(137)	110	(43)	67
Other comprehensive (loss) income	$(1,707)	$88	$(1,619)	$(701)	$(48)	$(749)

	Nine Months Ended September 30,
	2015			2014
(In thousands)	Before-Tax Amount	Tax Effect	Total	Before-Tax Amount	Tax Effect	Total
Foreign currency translation adjustments	$(1,873)	$0	$(1,873)	$96	$0	$96
Marketable securities:
Net gain arising during the period	0	0	0	30	(11)	19
Net gain reclassified into income	(228)	88	(140)	0	0	0
Net change in unrealized gains on marketable securities	(228)	88	(140)	30	(11)	19
Derivatives qualifying as cash flow hedges:
Interest rate swap:
Net loss arising during the period	0	0	0	(38)	15	(23)
Net loss reclassified into income	0	0	0	465	(183)	282
Net change in unrealized losses on interest rate swap	0	0	0	427	(168)	259
Foreign exchange contracts:
Net gains (losses) arising during the period	(87)	34	(53)	0	0	0
Net (gains) losses reclassified into income	92	(36)	56	0	0	0
Net change in unrealized gains (losses) on foreign exchange contracts	5	(2)	3	0	0	0
Net gain (loss) on cash flow hedges	5	(2)	3	427	(168)	259
Other comprehensive (loss) income	$(2,096)	$86	$(2,010)	$553	$(179)	$374

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

On September 14, 2010, Pegasus Imaging Corporation filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between the plaintiff and Advanced Imaging Concepts, Inc., a software company that we acquired in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from the plaintiff in approximately 1999. On April 16, 2013, the plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to the plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against the plaintiff for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. On July 7, 2014, the Court granted our motion for summary judgment on the plaintiff’s claim of unfair trade practices under Florida law and our motion for summary judgment as to the aforementioned defunct corporations, and granted the plaintiff’s motion for summary judgment on our counterclaims, for which the plaintiff has moved for reconsideration. A hearing to hear the plaintiff’s motions was held September 21 and 22, 2015, and we are awaiting a ruling.

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

On May 15, 2014, Medfusion, Inc. (“Medfusion”) filed a complaint in the Superior Court of Wake County, North Carolina, against us. The complaint alleged, among other things, breach of contract, fraudulent inducement, fraud, and violation of North Carolina’s unfair methods of competition and unfair or deceptive trade practices statutes by us in connection with a previous commercial agreement between the parties. On March 31, 2015, the court dismissed Medfusion’s fraud, fraudulent inducement, and unfair competition and unfair trade practices claims related to actions prior to the termination of the commercial agreement, and we subsequently brought a counterclaim for breach of contract. On October 29, 2015, we entered into a settlement agreement with Medfusion pursuant to which all claims and counterclaims were resolved, and, subject to the satisfaction of certain conditions, the parties will release each other of their respective claims and make a joint filing to dismiss the lawsuit with prejudice.

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

Under our new reporting structure, the revenue and related costs associated with providing outsourcing and remote hosting managed services are allocated to our other strategic business units based on the underlying software products to which these services relate. Outsourcing and remote hosting managed services were previously each deemed to be individual strategic business units and were aggregated into our Managed Services reportable segment. After the finalization of the changes to our reporting structure, we identified seven operating segments, which were aggregated into two reportable segments: (i) Clinical and Financial Solutions and (ii) Population Health. Segment data for the three and nine month periods ended September 30, 2014 presented in the table below has been restated to conform to the current year’s presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Revenue:
Clinical and Financial Solutions	$277,151	$270,752	$805,731	$815,303
Population Health	74,100	71,957	221,940	212,280
Unallocated Amounts	3,225	2,680	13,075	9,387
Total revenue	$354,476	$345,389	$1,040,746	$1,036,970

Gross Profit:
Clinical and Financial Solutions	$117,850	$100,285	$321,032	$312,773
Population Health	49,789	46,979	145,487	143,634
Unallocated Amounts	(14,291)	(15,808)	(39,757)	(46,777)
Total gross profit	$153,348	$131,456	$426,762	$409,630

Income (loss) from operations:
Clinical and Financial Solutions	$60,811	$49,031	$159,292	$151,883
Population Health	37,449	26,953	94,837	77,433
Unallocated Amounts	(89,391)	(94,824)	(245,364)	(269,160)
Total income (loss) from operations	$8,869	$(18,840)	$8,765	$(39,844)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Each of the terms “we,” “us,” “our” or Allscripts as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. Practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives are critical tools for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Over the past two years, we took several significant steps to solidify and advance our population health management solutions through both acquisition and internal development efforts. We acquired dbMotion, a leading supplier of community health solutions, and Jardogs, the developer of FollowMyHealth®, a cloud-based patient engagement solutions provider. We further advanced our population health management capabilities by introducing innovative additional features, functionality, and enhancements to our solutions in the areas of connectivity, collaboration and data analytics. Taken together, we believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling United States users to better comply with the Meaningful Use program (as described below) and successfully participate in other advanced payment model programs. Population health management is commonly viewed as the next frontier in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions, which we believe will transform the coordination and delivery of health care, and ultimately improve patient outcomes. In that regard, in June 2015, we announced the expansion of our strategic partnership with NantHealth and the strengthening of our commercial agreement. NantHealth is a cloud-based information technology company providing comprehensive genomic and protein-based molecular diagnostics testing. Sophisticated care planning tools combine complex genomic and proteomic analysis with actionable health information, enabling clinicians to make informed decisions and select personalized cancer treatment plans for their patients. Through our collaboration with NantHealth, we plan to develop and deliver cutting-edge, precision medicine solutions directly to the point of care for our EHR clients.

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

HITECH authorized the EHR Incentive program, otherwise referred to as the Meaningful Use program, which provided significant incentives to physicians and hospitals that can prove they have adopted and are appropriately using technology, such as our EHR solutions. HITECH provides for a phased approach to implementation of the Meaningful Use standards, which the CMS Final Rules have specified to mean Stage 1 and Stage 2 (under way), and Stage 3 currently in the final phase of the rule-making process.

Given that we expect CMS will release further future regulations related to EHRs, our industry must prepare for expected compliance. Similarly, our ability to achieve applicable product certifications, the changing frequency of the ONC certification program, and the length, if any, of additional related development and other efforts required to meet Meaningful Use standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions were certified as 2011/2012 compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the U.S. Secretary of Health and Human Services. Each of our market-facing EHRs were certified in early 2014 as compliant with 2014 Edition requirements, as well as the Allscripts ED, dbMotion and FollowMyHealth® products under the modular certification option.

We believe that HITECH has resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase and enhance their use of EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as Meaningful Use or other regulatory requirements and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 Meaningful Use have not been able to do so in compliance with the requirements for the 2014 Edition, with this number expected to increase based on the demands of the recently released final 2015 Edition requirements, which continue to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments have begun to wind down, the payment adjustment phase of the program, which recently began and penalizes organizations not participating in the EHR Incentive program, is providing a different motivation for purchase and expansion, particularly among hospitals, which did not receive any relief from the payment adjustments under the recently passed Medicare Access and CHIP Reauthorization Act (MACRA).

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

Conversations recently concluded in the U.S. Congress around the Medicare Sustainable Growth Rate reimbursement model through passage of replacement payment methodology (the MACRA), which now further encourages the adoption of health IT to satisfy new requirements tying the report of quality measurements to the receipt of payment through Medicare. Providers accepting payment from Medicare will have an opportunity to select one of two payment models, both of which will require increased reporting on quality measures to be determined by the Secretary of Health and Human Services, as well as the consolidation of several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System (“PQRS”). The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the HITECH incentive program but now see sufficient reason to adopt electronic health records and other health information technologies. Regulations expected in the first half of 2016 in response to the MACRA law could also address current ambiguities among physician populations and healthcare organizations and enable them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law.

Starting October 1, 2015, all entities covered by HIPAA were required to have upgraded to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures. These changes in coding standards presented a significant opportunity for our U.S. clients to get to the most advanced versions of our products, but also posed a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices. While the first weeks following this regulatory deadline were reported as largely successful by all stakeholders, there still remains a risk to Allscripts in the event that clients experience problems with payments from Medicare, Medicaid or commercial payers related to the transition in the coming months. New payment and delivery system reform programs, as have been launched related to the Medicare program, are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

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

Third Quarter 2015 Summary

During the third quarter of 2015, we built upon the momentum from last quarter and achieved strong results across key financial metrics. We remain focused on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning Allscripts for sustainable long-term growth both domestically and globally. In that regard, we had success across the four key areas that we expect will drive our future growth: EHR replacement market, population health management, international markets and provision of high value-added, strategic services to our clients. During the third quarter of 2015, we further enhanced our financial flexibility through the refinancing of our senior secured credit facility, which lowered our long-term borrowing costs and expanded our available borrowing capacity, among other changes. While there are still opportunities for improving our operating leverage, the progress we have made so far in streamlining our operations is manifesting itself in terms of improved profitability and growth in cash flows from operations and bookings. In particular, the benefits of improving operating leverage are visible in our gross margin and operating margin, which increased by approximately 5% and 8%, respectively, compared with the third quarter of 2014; and in selling, general and administrative expenses as a percentage of revenue, which decreased by 2% to 26% compared with the third quarter of 2014. Additionally, cash flows from operations increased $26 million to $40 million during the three months ended September 30, 2015 compared with $14 million during the three months ended September 30, 2014. Our quarterly bookings also grew approximately 22% compared with the third quarter of 2014.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, remote hosting, outsourcing and subscription-based services, totaled $272 million for the third quarter of 2015, compared with $260 million for the second quarter of 2015 and $223 million for the third quarter of 2014. This represents growth of approximately 5% and 22% compared to the second quarter of 2015 and the third quarter of 2014, respectively, and a record level for a third quarter. The growth in bookings compared with the third quarter of 2014 was fairly broad-based and was primarily driven by managed services bookings, particularly those related to outsourcing services; software delivery-related bookings, particularly those related to our core clinical and financial solutions in both domestic and international markets; and payer and life sciences solutions bookings. The composition of our bookings for the third quarter of 2015 was approximately 44% of software delivery-related bookings and approximately 56% of client services-related bookings. The corresponding ratios for the third quarter of 2014 were approximately 52% and 48%, respectively.

Total revenue for the third quarter of 2015 was $355 million compared with $345 million for the third quarter of 2014. The increase in total revenue was primarily driven by higher revenue from subscription-based software sales and managed services, as we expanded our client base for population health management solutions, partially offset by lower revenue from other client services driven by a decrease in implementation and consulting services.

Selling, general and administrative expenses were $91 million during the third quarter of 2015 and decreased $6 million compared with third quarter of 2014. During the third quarter of 2015, lower overall personnel-related costs and discretionary spending as a result of continued actions to streamline our operations and improve operational efficiency were partially offset by additional selling, general and administrative expenses related to recent acquisitions.

Gross research and development spending in the third quarter of 2015 totaled $59 million, consisting of research and development expense of $48 million and capitalized software development costs of $11 million. This compares with gross research and development spending of $56 million in the third quarter of 2014, consisting of research and development expense of $46 million and capitalized software development costs of $10 million. Gross research and development spending as a percentage of revenue was approximately 16% for both the three months ended September 30, 2015 and 2014, respectively. The increase in gross research and development spending during the third quarter of 2015 compared with the third quarter of 2014 was primarily due to people-related costs. For the nine months ended September 30, 2015, however, gross research and development spending decreased by approximately 5%, primarily driven by increased staff levels during the nine months ended September 30, 2014 to meet development requirements on certain strategic projects aimed at improving product performance, integration and innovation, and on solutions that enabled our clients to comply with regulatory requirements. Our utilization of third party contractors was lower during 2015 compared with 2014.

On September 30, 2015, we entered into a Replacement Facility Amendment (the “2015 Credit Agreement”) to our existing Credit Agreement, dated as of June 28, 2013, as amended on June 8, 2015, with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent. The 2015 Credit Agreement enhances our financial flexibility by expanding our available borrowing capacity, thus allowing us the opportunity to continue to make selective cash investments in third parties while remaining in compliance with financial covenants. In addition, in the future we will benefit from lower borrowing costs and extended payment terms. Our overall borrowings did not change as a result of the 2015 Credit Agreement.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Software delivery	$113,854	$110,594	2.9%	$338,187	$332,351	1.8%
Support and maintenance	116,900	117,454	(0.5%)	352,596	348,111	1.3%
Client services	123,722	117,341	5.4%	349,963	356,508	(1.8%)
Total revenue	354,476	345,389	2.6%	1,040,746	1,036,970	0.4%
Cost of revenue:
Software delivery	38,183	40,783	(6.4%)	119,165	124,741	(4.5%)
Support and maintenance	32,592	36,638	(11.0%)	104,023	111,123	(6.4%)
Client services	109,006	115,930	(6.0%)	327,790	329,951	(0.7%)
Amortization of software development and acquisition-related assets	21,347	20,582	3.7%	63,006	61,525	2.4%
Total cost of revenue	201,128	213,933	(6.0%)	613,984	627,340	(2.1%)
Gross profit	153,348	131,456	16.7%	426,762	409,630	4.2%
Gross margin %	43.3%	38.1%		41.0%	39.5%
Selling, general and administrative expenses	91,043	97,034	(6.2%)	259,821	273,643	(5.1%)
Research and development	47,702	45,962	3.8%	138,796	151,283	(8.3%)
Asset impairment charges	22	188	(88.3%)	341	2,134	(84.0%)
Amortization of intangible and acquisition-related assets	5,712	7,112	(19.7%)	19,039	22,414	(15.1%)
Income (loss) from operations	8,869	(18,840)	147.1%	8,765	(39,844)	122.0%
Interest expense	(9,254)	(7,542)	22.7%	(23,993)	(22,005)	9.0%
Other income, net	423	171	147.4%	2,281	369	NM
Equity in net earnings of unconsolidated investments	(1,479)	0	NM	(1,303)	0	NM
Loss before income taxes	(1,441)	(26,211)	(94.5%)	(14,250)	(61,480)	(76.8%)
Income tax (provision) benefit	(3,692)	448	NM	(4,183)	(2,795)	49.7%
Effective tax rate	NM	1.7%		(29.4%)	(4.5%)
Net loss	(5,133)	(25,763)	(80.1%)	(18,433)	(64,275)	(71.3%)
Less: Net income attributable to non-controlling interest	(111)	0	NM	(120)	0	NM
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	(5,244)	(25,763)	(79.6%)	(18,553)	(64,275)	(71.1%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Software delivery	$113,854	$110,594	2.9%	$338,187	$332,351	1.8%
Support and maintenance	116,900	117,454	(0.5%)	352,596	348,111	1.3%
Client services	123,722	117,341	5.4%	349,963	356,508	(1.8%)
Total revenue	$354,476	$345,389	2.6%	1,040,746	1,036,970	0.4%

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Software delivery revenue consists of all of our proprietary software sales (either as a perpetual license sale or under a subscription delivery model), transaction-related revenue and the resale of hardware. Software delivery revenue increased during the three and nine months ended September 30, 2015 compared with the prior year comparable periods. These increases were primarily driven by higher subscription-based software revenue, which increased by approximately $3 million and $14 million during the three and nine months ended September 30, 2015, respectively, compared with the prior year comparable periods, as we expanded our client base for population health management solutions. Lower revenue from perpetual software license sales and certain transaction-related revenue partially offset these increases. The decrease in perpetual software license sales and the increase in subscription-based software revenue reflect the continued shift in customer preferences from up-front software license agreements to subscription-based agreements.

Support and maintenance revenue was essentially flat during the three months ended September 30, 2015 compared with the prior year comparable period primarily due to a relatively stable overall maintenance base. The increase during the nine months ended September 30, 2015 compared with the prior year comparable period was primarily due to additional support and maintenance revenue related to our patient portal interfaces and population health management and post-acute care coordination solutions, as the number of clients that implemented those solutions increased compared with the prior year comparable periods, and additional support and maintenance revenue related to certain international clients. Additionally, the nine months ended September 30, 2014 includes the unfavorable impact of processing certain credit adjustments, which did not recur in subsequent periods. Support and maintenance revenue can also experience some quarterly variability related to contract restructurings and the achievement of client activation milestones.

Client services revenue, which includes revenue from managed services solutions, such as outsourcing, remote hosting and revenue cycle management, as well as other client services or project-based revenue, increased by approximately 5% and decreased by approximately 2% during the three and nine months ended September 30, 2015, respectively, compared with the prior year comparable periods. During the third quarter of 2015 compared with the third quarter of 2014, managed services revenue increased by approximately $12 million while other client services revenue decreased by approximately $6 million. During the nine months ended September 30, 2015 compared with the prior year comparable period, other client services revenue decreased by approximately $30 million while managed services revenue increased by approximately $24 million. The declines in other client services revenue were primarily a result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions and the timing of implementation services revenue recognition associated with a large contract in the second quarter of 2014. In early 2015, we also experienced softer demand for regulatory-driven upgrades as the effective dates of certain regulatory requirements, particularly in the state of New York, were extended. Other client services revenue can also vary between periods from the timing of implementation services revenue recognition associated with large-scale implementation contracts and the achievement of key delivery milestones, and the timing of special projects. The increase in managed services revenue was primarily due to expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015, the results of which are consolidated with our financial results from the date of this transaction. Revenue related to remote hosting also increased as we experienced increased demand for these services.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Total cost of revenue	$201,128	$213,933	(6.0%)	$613,984	$627,340	(2.1%)
Gross profit	$153,348	$131,456	16.7%	$426,762	$409,630	4.2%
Gross margin %	43.3%	38.1%		41.0%	39.5%

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Gross profit and gross margin increased during the three months ended September 30, 2015 compared with the three months ended September 30, 2014. These increases were primarily attributable to higher profitability from the delivery of managed services, particularly outsourcing, as we continue to expand our customer base for these services. Gross profit and gross margin also increased due to improved profitability associated with subscription-based software and support and maintenance revenue from lower third-party and internal costs to deliver these solutions and services. Additionally, we experienced a more favorable mix of software revenue with a higher proportion of direct software sales as well as a decrease in lower-margin hardware sales, compared with the third quarter of 2014. The overall profitability associated with other client services revenue also improved compared with the third quarter of 2014 as the current quarter reflects the full effect of cost reduction initiatives completed during the first half of 2015.

Gross profit and gross margin increased during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 primarily due to the same dynamics that drove the quarterly increases above. These positive factors were partially offset by lower overall utilization of internal client services resources as the volume of new implementation projects during the first nine months of 2015 only partly offset work performed on several large implementation projects that were completed or nearly complete prior to the start of 2015. The extension of the effective dates of certain regulatory requirements, particularly in the state of New York in early 2015, also contributed to lower utilization of our internal resources dedicated to implementing these new regulatory requirements. In addition, gross profit and gross margin for the three and nine months ended September 30, 2014 include the impact of an approximately $5 million non-recurring charge related to previously deferred third-party costs within our outsourcing business recorded during the three months ended September 30, 2014, which did not recur in subsequent quarters.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Selling, general and administrative expenses	$91,043	$97,034	(6.2%)	$259,821	$273,643	(5.1%)

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

During the three and nine months ended September 30, 2015, selling, general and administrative expenses decreased compared with the three and nine months ended September 30, 2014. The primary drivers of these decrease were lower overall personnel-related costs and discretionary spending as a result of continued efforts to streamline our operations and improve operational efficiency, including headcount actions taken during the first half of 2015.  The reduction in selling, general and administrative expenses during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was also attributable to decreases in stock-based and incentive compensation of approximately $6 million and acquisition-related transaction costs of approximately $3 million. These decreases were partially offset by increases in severance and other costs of approximately $10 million, primarily related to headcount actions taken during the first half of 2015 and additional selling, general and administrative expenses related to our acquisitions of Oasis Medical Solutions Limited in July 2014 and of a majority interest in a third party in April 2015 of approximately $5 million, compared with the nine months ended September 30, 2014.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Research and development	$47,702	$45,962	3.8%	$138,796	$151,283	(8.3%)

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Research and development expenses increased by approximately 4% during the three months ended September 30, 2015 compared with the three months ended September 30, 2014, primarily due to people-related costs partially offset by reduced utilization of third party contractors and an increase in the amount of capitalized software development costs. Research and development expenses decreased by approximately 8% during the nine months ended September 30, 2015 compared with the prior year comparable period. This decrease was primarily driven by actions taken during the first two quarters of fiscal 2015 to lower discretionary spending, including reduced utilization of third party contractors compared with the prior year. During the nine months ended September 30, 2014 we incurred higher research and development expenses to meet development requirements on certain strategic projects and on solutions that enabled our clients to comply with regulatory requirements. The amount of capitalized software development costs increased by approximately $4 million during the nine months ended September 30, 2015 compared with the prior year comparable period, which also contributed to the decrease in research and development expenses. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Asset impairment charges	$22	$188	(88.3%)	$341	$2,134	(84.0%)

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

During the three and nine months ended September 30, 2015 we wrote-off certain deferred costs that were determined to be unrealizable. The non-cash asset impairment charges recorded during the three and nine months ended September 30, 2014 were primarily the result of our decision to discontinue certain software development projects.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Amortization of intangible and acquisition-related assets	$5,712	$7,112	(19.7%)	$19,039	$22,414	(15.1%)

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Amortization of intangible assets decreased during the three and nine months ended September 30, 2015 compared with the prior year comparable periods. During 2014, the amortization periods for certain intangible assets ended and the intangible asset amounts were fully amortized. As a result, the three and nine months ended September 30, 2014 include amortization that did not recur during 2015. This impact was partially offset by additional amortization associated with intangible assets acquired as part of our acquisitions of Oasis Medical Solutions Limited in July 2014 and of a majority interest in a third party in April 2015.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Interest expense	$9,254	$7,542	22.7%	$23,993	$22,005	9.0%

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Interest expense during the three and nine months ended September 30, 2015 was higher compared with the prior year comparable periods. These increases were primarily driven by the write-off of approximately $1.4 million of unamortized deferred debt issuance cost during the three months ended September 30, 2015 in connection with amending our existing senior secured credit facility. During the third quarter of 2015, we also incurred additional interest expense associated with borrowing $100 million under the Revolving Facility to finance a portion of our investment in NantHealth in June 2015.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Other income, net	$423	$171	147.4%	$2,281	$369	NM

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Other income, net for the three and nine months ended September 30, 2015 consists of miscellaneous receipts and the recognition of unrealized gains from accumulated other comprehensive loss related to our available-for-sale marketable securities that were sold during the three months ended March 31, 2015.

Equity in Net Earnings of Unconsolidated Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Equity in net earnings of unconsolidated investments	$(1,479)	$0	NM	$(1,303)	$0	NM

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Equity in net earnings of unconsolidated investments represent our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The majority of the amounts recognized during the three and nine months ended September 30, 2015 relate to our share of the equity loss in NantHealth. We did not have any investments accounted for under the equity method during the three and nine months ended September 30, 2014.

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Income tax (provision) benefit	$(3,692)	$448	NM	$(4,183)	$(2,795)	49.7%
Effective tax rate	NM	1.7%		(29.4%)	(4.5%)

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Our effective tax rates for the three and nine months ended September 30, 2015, compared with the prior year comparable periods, differ primarily due to the timing of recognition of permanent items, such as non-deductible meals and entertainment and officer compensation, and the impacts of foreign operations on the lower pre-tax losses for the current periods as compared with the prior year comparable periods. In addition, the income tax provision for the three and nine months ended September 30, 2015 includes a $6 million valuation allowance against federal and foreign net operating loss carryforwards, as compared with valuation allowances of $6 million and $24 million, respectively, recorded in the comparable 2014 periods. As of the date of this Form 10-Q, the research and development credit had not been reinstated for 2015 and future years; therefore, no estimate for this credit has been included in our effective tax rate for 2015.

Segment Operations

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Clinical and Financial Solutions	$277,151	$270,752	2.4%	$805,731	$815,303	(1.2%)
Population Health	74,100	71,957	3.0%	221,940	212,280	4.6%
Unallocated Amounts	3,225	2,680	20.3%	13,075	9,387	39.3%
Total revenue	$354,476	$345,389	2.6%	$1,040,746	$1,036,970	0.4%

Gross Profit:
Clinical and Financial Solutions	$117,850	$100,285	17.5%	$321,032	$312,773	2.6%
Population Health	49,789	46,979	6.0%	145,487	143,634	1.3%
Unallocated Amounts	(14,291)	(15,808)	(9.6%)	(39,757)	(46,777)	(15.0%)
Total gross profit	$153,348	$131,456	16.7%	$426,762	$409,630	4.2%

Income (loss) from operations:
Clinical and Financial Solutions	$60,811	$49,031	24.0%	$159,292	$151,883	4.9%
Population Health	37,449	26,953	38.9%	94,837	77,433	22.5%
Unallocated Amounts	(89,391)	(94,824)	(5.7%)	(245,364)	(269,160)	(8.8%)
Total income (loss) from operations	$8,869	$(18,840)	147.1%	$8,765	$(39,844)	122.0%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue	$277,151	$270,752	2.4%	$805,731	$815,303	(1.2%)
Gross profit	$117,850	$100,285	17.5%	$321,032	$312,773	2.6%
Gross margin %	42.5%	37.0%		39.8%	38.4%
Income from operations	$60,811	$49,031	24.0%	$159,292	$151,883	4.9%
Operating margin %	21.9%	18.1%		19.8%	18.6%

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Clinical and Financial Solutions revenue increased during the three months ended September 30, 2015 compared with the prior year comparable period. This increase was primarily driven by higher revenue from managed services due to an increase in our client base for such services, additional revenue associated with expanding our outsourcing services at several large clients and adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015. Revenue related to remote hosting increased as we experienced increased demand for these services. These increases were partially offset by lower other client services revenue as a result of a decrease in implementation services from fewer large implementations of our ambulatory and acute solutions during the third quarter of 2015 compared with the prior year comparable quarter.

Clinical and Financial Solutions revenue decreased during the nine months ended September 30, 2015 compared with the prior year comparable period. Revenue from managed services and revenue related to our acquisition of a majority interest in a third party in April 2015 increased due to the same factors described above for the three month periods. However, the decrease in other client services revenue was larger than the increase in revenue from managed services during the nine months ended September 30, 2015 compared with the prior year comparable period as the volume of large projects that were completed or nearly complete during the first half of 2014 were larger than those of projects completed during the first half of 2015. Softer demand for regulatory-driven upgrades as the effective dates of certain regulatory requirements, particularly in the state of New York, were extended in early 2015 and the timing of implementation services revenue recognition associated with a large contract in the second quarter of 2014 also contributed to the decrease in other client services revenue. Higher revenue associated with certain international projects, however, partially offset the overall decline in other client services revenue.

The improvement in gross profit and gross margin during the three months ended September 30, 2015 compared with the three months ended September 30, 2014 was broad-based across our primary revenue streams and highest in client services. The current quarter reflects the full effect of cost reduction initiatives completed during the first half of 2015, which resulted in both lower overall third-party resources utilization and internal costs compared with the third quarter of 2014.  Income from operations and operating margin increased at a lower rate compared with gross profit and gross margin, primarily due to higher research and development expenses.

Gross profit and gross margin increased during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. These increases were primarily driven by improved profitability from lower third-party costs. This was partially offset by lower profitability associated with other client services driven by the unfavorable impact of lower revenue and lower overall utilization of internal client services resources as the volume of new implementation projects during the nine months ended September 30, 2015 only partly offset work performed on several large implementation projects that were completed or nearly complete prior to the start of 2015. The extension of the effective dates of certain regulatory requirements, particularly in the state of New York, also contributed to lower utilization of our internal resources dedicated to implementing these new regulatory requirements in early 2015. Income from operations and the operating margin also increased during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 primarily due to the same factors that affected gross profit and gross margin. These increases were partially offset by higher research and development expenses.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue	$74,100	$71,957	3.0%	$221,940	$212,280	4.6%
Gross profit	$49,789	$46,979	6.0%	$145,487	$143,634	1.3%
Gross margin %	67.2%	65.3%		65.6%	67.7%
Income from operations	$37,449	$26,953	38.9%	$94,837	$77,433	22.5%
Operating margin %	50.5%	37.5%		42.7%	36.5%

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Population Health revenue increased during the three and nine months ended September 30, 2015 compared with the prior year comparable periods. The increases in revenue were primarily driven by higher subscription-based and support and maintenance revenue related to our patient portal interfaces and population health management and post-acute care coordination solutions, as the number of clients that had implemented those solutions increased compared with the prior year comparable periods. Lower revenue from other client services and perpetual software license sales partially offset the overall increase in the population health segment revenue. During the three and nine months ended September 30, 2014 compared with the current year comparable periods, we experienced larger volume and greater number of implementations, primarily driven by demand for solutions to meet certain Meaningful Use requirements.

Gross profit and gross margin increased during the three months ended September 30, 2015 compared with the three months ended September 30, 2014, primarily due to higher subscription-based revenue as our overall direct costs associated with this revenue remained essentially flat. While gross profit remained fairly flat, gross margin decreased during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The decrease in gross margin was primarily due to unfavorable operating leverage as other client services costs remained elevated relative to the decrease in other client services revenue. Income from operations and operating margin percentage increased during the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014 primarily due to lower selling, general and administrative expenses and research and development expenses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change
Revenue	$3,225	$2,680	20.3%	$13,075	$9,387	39.3%
Gross profit	$(14,291)	$(15,808)	(9.6%)	$(39,757)	$(46,777)	(15.0%)
Gross margin %	NM	NM		NM	NM
Income (loss) from operations	$(89,391)	$(94,824)	(5.7%)	$(245,364)	$(269,160)	(8.8%)
Operating margin %	NM	NM		NM	NM

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period.

Unallocated expenses decreased by approximately $5 million and $24 million during the three and nine months ended September 30, 2015, respectively, compared with the prior year comparable periods. These decreases reflect continued actions to improve our operational efficiency and reduce discretionary spending. During the three months ended September 30, 2015 compared with the three months ended September 30, 2014, unallocated expenses also decreased driven by declines in transaction-related and product consolidation costs, including those associated with the convergence of our MyWay and Professional Suite ambulatory solutions, of approximately $4 million; deferred revenue-related and other adjustments of approximately $2 million; stock-based compensation of approximately $1 million; and amortization of intangible assets of approximately $1 million. Partially offsetting these decreases were higher unallocated research and development costs of approximately $2 million.

During the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, unallocated expenses also decreased driven by declines in transaction-related and product consolidation costs, including those associated with the convergence of our MyWay and Professional Suite ambulatory solutions, of approximately $10 million; deferred revenue-related and other adjustments of approximately $9 million; stock-based compensation of approximately $4 million; amortization of intangible assets of approximately $2 million; and non-cash impairment charges of approximately $2 million. Partially offsetting these decreases were higher severance and other costs of approximately $11 million.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from September 30, 2015
	September 30,	December 31,	September 30,	December 31,	September 30,
(In millions)	2015	2014	2014	2014	2014
Software delivery, support and maintenance	$2,166	$1,999	$1,962	8.4%	10.4%
Client services	1,398	1,433	1,452	(2.4%)	(3.7%)
Total contract backlog	$3,564	$3,432	$3,414	3.8%	4.4%

Total contract backlog as of September 30, 2015 was higher compared with September 30, 2014 and December 31, 2014, primarily due to an increase in the proportion of bookings related to subscription-based agreements. The revenue associated with these types of agreements and contracts is recognized over an extended period of time based on the subscription term or contract period. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of September 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of approximately $91 million and available borrowing capacity of approximately $419 million under our revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2015	2014	$ Change
Net loss	$(18,433)	(64,275)	45,842
Non-cash adjustments to net loss	156,317	172,847	(16,530)
Cash impact of changes in operating assets and liabilities	(9,571)	(56,569)	46,998
Net cash provided by operating activities	$128,313	$52,003	$76,310

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Net cash provided by operating activities increased by approximately $76 million during the nine months ended September 30, 2015 compared with the prior year comparable period. This increase reflects the beneficial impact of the steps we took since 2013 to streamline our organizational structure, cut long-term costs, reduce discretionary spending and improve efficiency as evidenced by the decrease in our net loss for the nine months ended September 30, 2015 compared with the prior year comparable period. In addition, during the nine months ended September 30, 2014, we paid client upgrade costs associated with the convergence of our MyWay and Professional Suite ambulatory solutions, which did not recur during the first nine months of 2015. During the first nine months of 2014, we also paid higher employee severance, relocation and lease costs associated with the closure of several offices as well as higher commission and incentive-based payments. In addition, our spending on non-capitalizable research and development projects was lower during the nine months ended September 30, 2015 compared with the prior year comparable period.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2015	2014	$ Change
Capital expenditures	$(14,211)	$(20,656)	$6,445
Capitalized software	(32,696)	(28,318)	(4,378)
Purchase of controlling interest, net of cash acquired	(9,372)	(20,180)	10,808
Purchases of non-marketable securities, other investments and related intangible assets	(212,654)	(21,544)	(191,110)
Sales and maturities of marketable securities and other investments	3,763	39	3,724
Proceeds received from sale of fixed assets	15	86	(71)
Net cash used in investing activities	$(265,155)	$(90,573)	$(174,582)

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Net cash used in investing activities increased during the nine months ended September 30, 2015 compared with the prior year comparable period, primarily due to our investment in NantHealth of approximately $200 million. During the nine months ended September 30, 2015 we also acquired a majority interest in a third party, net of cash acquired, for approximately $9 million and extended a loan to the third party for approximately $9 million. In addition, during the nine months ended September 30, 2015, we sold our remaining outstanding marketable securities and received proceeds of approximately $1 million, and received approximately $2 million from the final distribution of escrow funds related to the sale of our investment in Humedica, Inc. in 2013. The higher capital spending during the first half of 2014 was primarily driven by software purchases in connection with the renewal of software licenses with some of our key software providers and enhancements to our IT infrastructure.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2015	2014	$ Change
Proceeds from sale or issuance of common stock	$102,091	$1,670	$100,421
Excess tax benefits from stock-based compensation	346	2,246	(1,900)
Taxes paid related to net share settlement of equity awards	(5,714)	(8,891)	3,177
Payments on debt instruments	(190,223)	(74,088)	(116,135)
Credit facility borrowings	269,719	91,964	177,755
Net cash provided by financing activities	$176,219	$12,901	$163,318

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Net cash provided by financing activities increased during the nine months ended September 30, 2015 compared with the prior year comparable period, primarily due to $100 million borrowed under our revolving credit facility to partially finance our $200 million investment in NantHealth and $100 million in proceeds from the sale of our common stock and warrants to Nant Capital LLC during the nine months ended September 30, 2015. During the three months ended September 30, 2015, we entered into the 2015 Credit Agreement to refinance the outstanding borrowings under our prior senior secured credit facility. Our overall borrowings did not change as a result of this transaction.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and the Senior Secured Credit Facility as of September 30, 2015:

		Remainder of
(In thousands)	Total	2015	2016	2017	2018	2019	2020
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$0	$345,000
Senior Secured Credit Facility	380,164	3,125	12,500	15,625	28,125	40,625	280,164
Other debt	188	32	156	0	0	0	0
Total principal payments	725,352	3,157	12,656	15,625	28,125	40,625	625,164
Interest payments:
1.25% Cash Convertible Senior Notes (1)	21,565	0	4,313	4,313	4,313	4,313	4,313
Senior Secured Credit Facility (2)	46,848	2,717	10,676	10,371	9,875	9,073	4,136
Total interest payments	68,413	2,717	14,989	14,684	14,188	13,386	8,449
Total future debt payments	$793,765	$5,874	$27,645	$30,309	$42,313	$54,011	$633,613
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2015, which was 2.44%.

Senior Secured Credit Facility Amendment

On September 30, 2015, we entered into a Replacement Facility Amendment (the “2015 Credit Agreement”) to our existing Credit Agreement, dated as of June 28, 2013, as amended on June 8, 2015, with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent. The 2015 Credit Agreement provides for a $250 million senior secured term loan (the “Term Loan”) and a $550 million senior secured revolving facility (the “Revolving Facility”), each with a five year term (collectively the “Senior Secured Credit Facility”). These amounts represent increases in total borrowing limits of $25 million and $125 million, respectively, compared with our existing Credit Agreement. The Term Loan is repayable in quarterly installments commencing on December 31, 2015 and ending on September 30, 2020. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies.

Proceeds from the borrowings under the 2015 Credit Agreement were used for the refinancing of the term loan and revolving facility under our existing Credit Agreement. The proceeds of the Revolving Facility can be used to finance our working capital needs and for general corporate purposes, including financing of permitted acquisitions, share repurchases, and other investments. We may also request to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $300 million, subject to certain conditions.

Borrowings under the Senior Secured Credit Facility bear interest, at our option, at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in United States dollars, subject to availability to all affected lenders, 7 days (as selected by us), appearing on pages LIBOR01, LIBOR02, EURIBOR01, as applicable, or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for United States dollars for a one month interest period plus 1.0% (the “Base Rate”), plus, in each case, the applicable margin.  The initial applicable interest rate margin for Base Rate borrowings is 1.25%, and for Eurocurrency Rate borrowings is 2.25%.  On and after September 30, 2015, the applicable interest rate margins will be determined from a pricing table and will depend upon our total leverage ratio.  The applicable interest rate margins under the 2015 Credit Agreement for Base Rate borrowings range from 0.00% to 1.25% and for Eurocurrency Rate loans range from 1.00% to 2.25%. These ranges are 50 basis points lower at each level of the leverage-based pricing grid compared with our existing Credit Agreement.

Subject to certain agreed upon exceptions, all obligations under the Senior Secured Credit Facility remain guaranteed by each of our existing and future direct and indirect material domestic subsidiaries other than Coniston Exchange LLC and certain domestic subsidiaries owned by our foreign subsidiaries (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement, dated as of June 28, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, certain of our other subsidiaries, and JPMorgan Chase Bank, N.A., as administrative agent. Our obligations under the Senior Secured Credit Facility, any swap agreements and any cash management arrangements provided by any lender, remain secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts Healthcare Solutions, Inc. and the Guarantors.

The Senior Secured Credit Facility requires us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The 2015 Credit Agreement also provides that during the four quarter period following permitted acquisitions that are financed in whole or in part with indebtedness and the consideration paid by us is $100 million or more, we are required to maintain a maximum total leverage ratio of 4.5 to 1.0 and a maximum senior secured leverage ratio of 3.25 to 1.0. In addition, the 2015 Credit Agreement requires mandatory prepayments of the debt outstanding under the Senior Secured Credit Facility in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

The Senior Secured Credit Facility also contains certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

As of September 30, 2015, approximately $250.0 million under the Term Loan, $130.2 million under the Revolving Facility, and $0.7 million in letters of credit were outstanding under the 2015 Credit Agreement. Borrowings under the Revolving Facility as of such date consisted of $115.0 million denominated in United States dollars and $15.2 million, or the equivalent of 10.0 million British Pound Sterling, denominated in a foreign currency. As of September 30, 2015, the interest rate on the United States dollars-denominated borrowings under the Senior Secured Credit Facility was LIBOR plus 2.25%, which totaled 2.44%, and the interest rate on the British Pound Sterling-denominated borrowings was 2.84%. We were in compliance with all covenants under the Senior Secured Credit Facility agreement as of September 30, 2015.

As of September 30, 2015, we had approximately $419.2 million available, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

We are currently in the fifth year of a ten-year agreement with Atos (f/k/a Xerox Consultant Services) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the nine months ended September 30, 2015, we incurred approximately $53 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

During the third quarter of 2015, we completed renegotiations with Atos and our other largest remote hosting partner to improve the operating cost structure of our hosting operations. As a result of these renegotiations, we anticipate reductions in our projected future base service payments, which we will not fully begin to realize until the first quarter of 2016.

The level of our overall investment in research and development efforts during 2015 is expected to be lower compared with 2014 as we realize the benefits of improved effectiveness and efficiency of our research and development organization. Additionally, we incurred higher research and development expenses during 2014 to meet development requirements on certain strategic projects and on solutions that enabled our clients to comply with regulatory requirements. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Research and development costs directly recorded to expense	$47,702	$45,962	$138,796	$151,283
Capitalized software development costs	11,012	10,269	32,696	28,318
Total non-GAAP R&D-related spending	$58,714	$56,231	$171,492	$179,601
Total revenue	$354,476	$345,389	$1,040,746	$1,036,970
Total non-GAAP R&D-related spending as a % of total revenue	16.6%	16.3%	16.5%	17.3%

During the remainder of 2015 and in the future, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our subscription-based and remote hosting solutions, and make leasehold improvements at certain of our facilities.

We believe that our cash and cash equivalents of approximately $91 million as of September 30, 2015, our future cash flows, and our borrowing capacity under our revolving credit facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the three months ended September 30, 2015, we entered into the 2015 Credit Agreement, as described above. There were no other material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended September 30, 2015.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Richard J. Poulton
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2015

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

3.1		Bylaws of Allscripts Healthcare Solutions, Inc., as amended through August 18, 2015			8-K	3.1	August 19, 2015

10.1		Replacement Facility Amendment, dated as of September 30, 2015, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	October 2, 2015

10.2	†	Amendment No. 1 to Employment Agreement, effective October 1, 2015, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB		XBRL Taxonomy Extension Label Linkbase	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF		XBRL Taxonomy Definition Linkbase	X

† Indicates management contract or compensatory plan.