Form 10-K
period 2015-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2016-02-29
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,551,607,348. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 24, 2016, there were 189,344,178 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2016 annual meeting of stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Each of the terms “we,” “us,” “our,” or “company” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries and majority-owned affiliate, unless otherwise stated.

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

PART I

Item 1. Business

Overview

We deliver information technology (“IT”) and services to help healthcare organizations achieve better clinical, financial and operational results. Our solutions are sold to physicians, hospitals, governments, health systems, health plans, life-sciences companies, retail clinics, retail pharmacies, pharmacy benefit managers, insurance companies, employer wellness clinics, and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care by providing electronic health records (“EHRs”), connectivity, hosting, outsourcing, analytics, patient engagement, clinical decision support, and population health management solutions. We are also working to further deliver integrated, evidence-based, personalized treatment plans directly to the point of care and to identify optimal ways to maximize increasing volumes of associated genomic information in the care process.

Our solutions empower healthcare professionals with the data, insights, and connectivity to other caregivers needed to succeed in an industry that is rapidly changing from fee-for-service models to fee-for-value advanced payment models. We believe we offer some of the most comprehensive solutions in our industry today. Healthcare organizations can effectively manage patients and patient populations across all care settings using a combination of our physician, hospital, health system, post-acute care, and population health management products and services. We believe these solutions will help transform health care as the industry seeks new ways to manage risk, improve quality, and reduce costs.

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

Healthcare IT Industry

The healthcare IT industry is facing significant opportunities and challenges due to ongoing regulations and changes in industry standards. These include:

●

Provider Reimbursement: In recent years, there have been significant changes to provider payment models by the United States federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service models in part by expanding advanced payment models, which could further encourage adoption of healthcare IT. The passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”) in 2015 codified the creation of new payment models that will significantly expand the number of ambulatory healthcare professionals delivering care under payment programs that are driven by quality measures currently under development. Based on the intensive regulatory work under way to implement MACRA, as well as other programs already in place, the Centers for Medicare and Medicaid Services (“CMS”) announced its intention to ensure that fifty percent (50%) of Medicare provider payments are sourced through alternative payment models by 2018, including likely expansion of programs such as Accountable Care Organizations (“ACOs”), which reward providers who contain costs and improve quality through care coordination and population health efforts. Another initiative that involves many of our clients is the Comprehensive Primary Care Initiative, which is working toward similar goals by emphasizing the role of the primary care provider. Another important driver of healthcare IT adoption in the primary care space is the Patient Centered Medical Home program, a voluntary program in which many of our clients are participating and that has a strong emphasis on quality measurement and patient engagement. As a result of these programs, significant levels of reimbursements will require providers to capture, communicate, measure, and share outcomes through technology solutions such as ours.

●

ARRA/HITECH: In 2009, the United States federal government enacted the American Recovery & Reinvestment Act (“ARRA”), which included the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH authorized the EHR Incentive program (the “Meaningful Use” program). This law provided significant incentive funding to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions. The Meaningful Use program is currently in a state of evolution, as it will be incorporated into and possibly changed by the MACRA regulations for ambulatory providers delivering care to Medicare patients; it will continue as already released in the regulations associated with Stage 3 and the 2017 certification edition for Medicaid ambulatory practices and for eligible hospitals.

●

ANSI-5010/ICD-10: Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the United States Department of Health and Human Services (“HHS”) implemented a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility, which are called ANSI-5010. Additionally, HIPAA required entities to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems from the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2015. These changes in coding standards required our clients to upgrade to more advanced versions of our solutions.

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

We believe that these and other changes in laws and regulations, along with increasing pressure from private payers to move providers to quality-based payment programs and market opportunities to maximize the data that is increasingly being created and captured through the care process, will continue to drive adoption of healthcare IT products and services such as ours. For example, although many large physician groups have already purchased EHR technology, we expect those groups may choose to replace their older EHR technology to comply with future Meaningful Use program requirements and to add new features and functionality. We also seek replacement markets for health information exchanges (“HIE”) and patient portals, despite their recent deployment.

Our Solutions

We offer several types of products and services for different segments of the healthcare IT market, which support healthcare delivery in every care setting.

Ambulatory Solutions

For physician practices of every size and specialty, our solutions include integrated EHR and practice management functionality, which are available either via traditional on-premise delivery, as a hosted service, or as a cloud-based service as well as revenue cycle management services, clearinghouse services, and stand-alone electronic prescribing. Ambulatory solutions include:

●

Allscripts TouchWorks® EHR is the ambulatory clinical software solution of choice for multi-site, multi-specialty practices as well as academic medical centers and clinics. TouchWorks EHR automates common tasks, making it easier to prescribe medication, dictate notes, order lab tests, view results, document clinical encounters, and capture charges. Designed on an Open platform, clinicians can access it using tablet PCs, smartphones, or desktop workstations. In addition to Meaningful Use certification and ICD-10 compliance, TouchWorks EHR connects an organization clinically, operationally, and financially.

●

Allscripts Professional EHR™ is for small to mid-size practices looking to connect with the community and improve clinical, operational, and financial outcomes. Certified for Meaningful Use Stage 2 and ICD-10 compliance, Professional EHR enables practices to simplify daily processes, document care, attain insights from analytics, enhance intra-office staff communications, and improve patient engagement, education, and communication. Practices also benefit from robust clinical decision support tools at the point of care and access to a suite of mobile and web-hosted solutions for improved access to data.

●

Allscripts Practice Management™ is a practice management system that streamlines financial and administrative aspects of physician practices, including patient scheduling and registration, electronic claims submission, electronic remittances, and patient billing and collections. In addition to Meaningful Use Stage 2 certification and ICD-10 compliance, this system also provides multiple resource scheduling, instant reporting, and referral tracking. Our electronic data interchange solution facilitates statement management processing, claims management processing, electronic remittances, and appointment reminders.

●

Allscripts Payerpath® is a leading revenue cycle management and clearinghouse service, which has processed more than one billion healthcare-related transactions in recent years. Used by thousands of physicians, Allscripts Payerpath provides the credibility, experience, and results demanded by both payers and providers. Allscripts Payerpath’s comprehensive suite of cloud-based solutions address every step in the reimbursement cycle for healthcare organizations with a focus on accelerating collaboration among providers, payers and life sciences organizations through innovative technology solutions – towards the shared goal of improved population health.

●

Sunrise™ Ambulatory Care is a complete solution that enables physician practices to operate more efficiently through every stage of care and administration as patients move between acute and ambulatory settings. Sunrise™ Ambulatory Care tracks the processes related to current orders, medications, results and documents to help ensure safety as patients move from one setting to the other.

Acute Care Solutions

Allscripts Sunrise™ is our integrated, complete EHR solution for hospitals, health systems, and physicians, marrying powerful clinical capabilities with revenue and administrative solutions.

Our acute care offerings include the following clinical, access, financial, and departmental solutions:

●

Sunrise™ Clinicals includes the major integrated applications Sunrise™ Acute Care, Sunrise™ Ambulatory Care, Sunrise™ Critical Care, Sunrise™ Emergency Care, Allscripts ED™, Sunrise™ Pharmacy, Sunrise™ Record Manager, Sunrise™ Radiology and Sunrise™ Surgical Care, in addition to related modules and capabilities, such as knowledge-based charting, knowledge-based medication administration, mobility solutions and others. Sunrise Clinicals enables a physician, nurse, or other authorized clinician to view patient data and enter orders quickly at the point of care, from virtually any other point in the enterprise or through secure remote access. Built around the needs of clinical decision support on an Open platform, Sunrise Clinicals provides evidence-based information at the time of order entry and enables integration with third-party vendors and applications.

●

Sunrise™ Access Manager shares the Sunrise platform and database, and includes Sunrise Enterprise Scheduling and Sunrise Enterprise Registration. These integrated solutions enable healthcare providers to identify a patient at any time within a healthcare organization and to collect and maintain patient information on an enterprise-wide basis.

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

●

Allscripts Patient Flow™ is an enterprise-wide clinical resource management and operational analytics solution, assisting with patient throughput management by automating hospital processes. It addresses all major aspects of patient flow in a hospital, from bed management to transport and turnover. It can help improve care coordination and communication and help maximize use of resources.

Population Health Management Solutions

Population Health Management is a strategic imperative for many healthcare executives today as they seek to address care management, patient engagement, and analytics challenges. As healthcare providers and payers migrate from volume-based to value-based care delivery, they will need interoperable population health management solutions that are connected to the consumer marketplace. To maintain relevancy to provider organizations who are growing through acquisition, these solutions must be EHR-agnostic.

In 2015, Allscripts branded its population health management portfolio “CareInMotion.” CareInMotion offers healthcare providers comprehensive solutions to the population health challenges they most often face, which may include care transitions, care team management, and patient engagement.

We design our population health management solutions for hospitals, health systems, integrated delivery networks, physician practices, clinically integrated networks, ACOs, and organizations undertaking value-based care. Our solutions enable such organizations to connect, transition, analyze, and coordinate care across the entire care community. Our primary population health management offerings are:

●

Allscripts dbMotion™ Solution is a strategic community connectivity platform for care coordination, population health management, and analytics that integrates discrete patient data from diverse care settings, regardless of IT supplier, into a single patient record. Through dbMotion™ Collaborate, dbMotion™ EHR Agent, dbMotion™ Clinical Analytics Gateway and other applications, the Allscripts dbMotion™ Solution provides a longitudinal clinical data repository with semantically harmonized patient data, point-of-care workflow tools, a physician portal, population health support, and an analytics gateway, all of which help reduce the cost of care delivery and enable better caregiver-to-caregiver coordination. We obtained this platform through our acquisition of dbMotion, Ltd. (“dbMotion”) in 2013.

●

Allscripts Fusion™, introduced in 2015, identifies clinical information residing outside the providers’ Allscripts EHRs (Sunrise, TouchWorks, and Professional) and delivers it directly into the point-of-care workflow. This data was historically not available because it resides in disparate clinical systems and facilities throughout the broader community.  Drawing from the dbMotion interoperability platform, Fusion automatically brings delta information from other systems and incorporates it into the patient record, with no action required on the provider’s part.

●

Allscripts Analytics PHA is a real-time, point-of-care population health analytics solution used for early identification of chronic disease and population health management. The cloud-based or on-premise solution provides analytic insight for high-cost, high-priority chronic diseases, including diabetes, asthma, coronary artery disease, congestive heart failure, COPD, and hypertension. The Allscripts Analytics PHA platform uses our cloud-based rules engine to display an aggregated view of clinical data from multiple sources and claims data from multiple payers. Driving analytics to the point of care helps providers facilitate early intervention, address gaps in care, prevent disease progression, and reduce readmissions in today’s demanding, value-based healthcare environment.

●

Allscripts FollowMyHealth® is a cloud-based patient engagement platform that is EHR-agnostic and integrates seamlessly with systems across the healthcare system. Patients have a single point of access regardless of the individual provider’s software, and discrete patient-generated data flows directly back to the EHR to automatically populate the medical record. FollowMyHealth can be “white labeled” to expand the organization’s brand footprint across an entire community, and its software-as-a-service (“SaaS”)-delivery model ensures rapid deployment and places minimal demands on internal IT resources. Through FollowMyHealth® Achieve and FollowMyHealth® Telemedicine, providers can engage patients directly in their care and support remote diagnosis and treatment. We obtained FollowMyHealth through our acquisition of Jardogs LLC (“Jardogs”) in 2013. Allscripts supports users with Patient Engagement Consulting Services (support to help patients register for and begin using FollowMyHealth regularly) and Level 1 Support Services (ongoing assistance for patients who might need help navigating the patient portal).

●

Allscripts Care Management™ is a fully-integrated, web-based solution that consolidates utilization management, discharge planning, documentation integrity, quality management, and risk management for hospitals and post-acute care facilities. This system is based on a SaaS-model designed to provide ease of use and minimal IT staff involvement. Using Allscripts Care Director™, providers can manage outpatient care across home care, physician practices, hospitals, post-acute care facilities, and community services, improving transitions of care, reducing potential readmissions, decreasing redundancies, and connecting all care settings. Patient information can be imported directly into Allscripts Care Director, or pulled from Sunrise Acute Care or certain other third-party EHR systems via Allscripts Care Management.

●

Allscripts Referral Management™ enables home health agencies, hospice agencies, and post-acute care facilities to track all patient referrals in a single system. Using this solution, organizations automatically receive and respond to referrals from hospitals, enter referrals from non-electronic sources, and collect marketing information. The Allscripts Referral Management platform currently reaches approximately 90,000 providers.

●

Allscripts EPSi™ delivers integrated financial and clinical data and operational intelligence for actionable insights that can help providers decrease costs, maximize revenues, and improve quality of care. In addition, EPSi’s flexible analytics data model offers complete capabilities for financial planning, budgeting, and cost accounting.

●

Allscripts Homecare™ improves clinical quality of care, financial performance, and operational control for large, integrated home care organizations and small home care companies. With a strong mobile platform as well as business, clinical, and scheduling functionalities, it enables users across home health, hospice, and private duty organizations to support EHR capabilities specifically to these segments.

During 2015, we further advanced our population health management capabilities by introducing additional innovative features, functionality, and enhancements to our solutions, particularly in the areas of connectivity, collaboration, and data analytics. For example, dbMotion’s platform is capable of harmonizing data from more than 370 clinical information systems such as EHR, radiology, and laboratory systems. As of the end of 2015, it was being used in approximately 640 hospitals and care settings globally. Also as of the end of 2015, more than 3,450 healthcare organizations were using FollowMyHealth, connecting more than 396,000 providers and caregivers, and more than 5.5 million registered users, which represents significant growth from the prior year end. These solutions contribute to our current success, and we expect them to remain one of the key drivers of our future growth, both domestically and globally.

Services

●

Managed IT Services are modular, long-term outsourcing services that enhance productivity for healthcare professionals. Our services model uses skilled professionals, best practices, and proven technology to enable continuous improvement across the healthcare organization. These services assist clients who need experienced staff to augment IT projects or implementations. Alternatively, our clients can fully outsource their entire IT function to us, in which case we manage the day-to-day operations of their IT function, including related procurement and budgeting activities.

●

Allscripts Hosting Solutions help our clients manage their complex healthcare IT solutions infrastructure, which frees up physical space, resources, and costs associated with maintaining computer servers and deploying client-based applications on-site. We effectively manage our clients’ hosted environment, including providing backup, recovery management, maintenance, and security services. We also offer other remote services, such as remote monitoring and remote help desk. The industry demand for Hosting Solutions is growing, and we continue to invest in our capacity and capabilities. We have more than 25 years of hosting experience, five Level 3 or higher data centers, and a large portfolio of applications available in a hosted environment.

●

Allscripts Professional Services help clients achieve quality outcomes through workflow optimization, best practices, applied technologies, and learning experiences. We provide comprehensive, project-based implementation, consulting, education, and technical services to help our clients achieve their organizational goals and succeed in the rapidly evolving regulatory environment.

●

Allscripts Revenue Cycle Management Services™ is a complete, end-to-end, integrated financial and administrative management solution for physician practices that uses a hosted, SaaS environment. This solution provides the opportunity for physician practices to achieve optimization of best-practice business processes for improved financial results.

Payer and Life Sciences

A successful value-based care environment requires more efficient communication and collaboration among all stakeholders in the healthcare continuum. To effect holistic change in health care, we collaborate with payers, providers, life-sciences companies, pharmacy benefit managers, and other partners to develop new programs, processes and content to enhance clinical solutions and improve outcomes for patients. Programs include:

•	Patient assistance and adherence programs provide financial assistance, patient education, and compliance reminders to improve outcomes.
•

Electronic prior authorization and medical record abstract solutions decrease costs and staff burden for both providers and payers by providing the automated workflows that can help improve efficiency.

•	Gaps-in-care programs provide evidence-based decision support to providers within their workflows, with no additional effort or cost to them due to the support of our life sciences partners.
•	Data offerings from our breadth of providers enable payers and life-sciences organizations access to a real-world resource for research, insight, and analysis.

•	Consumer payment capabilities, embedded in our FollowMyHealth patient engagement platform, make payment easier for patients and reduce the risk of revenue loss for providers.

Benefits of Using Our Products and Services

We believe that our large base of clients, providers and patients as well as our solutions differentiate us from our competition. We also believe we can help lead the shift from fee-for-service care to value-based care, both domestically and globally. We offer a single platform of clinical, financial, connectivity, consumer, and information solutions, as well as stand-alone solutions in nearly every significant health information management category. Moreover, we are one of the few healthcare IT companies that can deliver high-quality solutions for every major healthcare setting, from solo physician practices to large academic medical groups, hospitals of every size and configuration, and post-acute organizations, such as skilled nursing facilities, home care, and hospice. A number of our solutions are cloud-based or web-based, which enables our clients to access our solutions via an Internet browser or, in some cases, via mobile device on an as-needed basis, without the cost and complexity of managing the hardware or software in-house.

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

Our Strategy

Given the breadth of our portfolio and global client installed base, we believe we are well positioned to connect physicians and caregivers to patients and payers to the caregivers across all healthcare settings. We continue to compete for new opportunities among physician offices, multi-group physician specialty practices, community hospitals and health systems that are looking to one IT supplier to provide an end-to-end solution across all points of care. We believe our leadership position in the ambulatory space, in particular, gives us a competitive advantage in this regard as hospitals and health systems increasingly seek referring relationships with independent physicians across the communities they serve.

To reduce costs while maintaining the highest quality of care, healthcare organizations globally need to address certain strategic imperatives. Our solutions address needs critical to the future of health care, including community connectivity, interoperability, data analytics, and consumer engagement.

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

•

Interoperability – We employ a wide array of interoperability tools to support our clients’ desire to connect to numerous stakeholders in the industry, including other healthcare providers, labs, imaging facilities, public health entities and patients, as well as other third-party technology providers. Options available to our clients include our dbMotion and FollowMyHealth solutions, direct messaging, product interfaces, connectivity to Health Information Systems Programs (“HISP”) and connectivity to public or private health information exchange organizations. Further, our unique Open platform is a proven, scalable and user-friendly technology that connects both clinical and financial data across every setting. Many third-party and client developers have successfully integrated their technology with our Open platform using our proprietary Unity application programming interfaces (“API”), and applications and devices connected with this platform have exchanged data or taken some action in the Allscripts product over one billion times since 2013. We have also begun work to offer APIs based on the Fast Healthcare Interoperability Resources (“FHIR”). With this unique Open platform, clients can connect to any certified application or device, which saves time and money and gives clients full access to a variety of innovative solutions.

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

These key strategic areas all help healthcare providers better manage populations of patients, especially those with costly chronic conditions, such as diabetes, asthma, and heart disease, to help bring down the cost of care and improve patient outcomes.

Finally, with a national focus on value-based care and recent advances in molecular science and computer technology, we are seeing opportunities for the delivery of precision medicine solutions, an emerging model that brings insights from an individual patient’s genome to care decisions and delivery. We believe these solutions will transform the coordination and delivery of health care, and ultimately improve patient outcomes. Accordingly, in 2015 we formed a Precision Medicine business unit and entered into a strategic partnership with Nant Health, LLC (“NantHealth”), a cloud-based IT company providing comprehensive genomic and protein-based molecular diagnostics testing. Our Precision Medicine business unit intends to focus on aiding clinicians in making informed decisions by integrating complex data sets and delivering actionable insights at the point of care.

Business Organization

We primarily derive our revenues from sales of our proprietary software (either as a perpetual license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation services, and managed services solutions such as outsourcing, remote hosting, and revenue cycle management.

We revised our reportable segments effective January 1, 2015. Prior to this change, we used three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services. We revised our reportable segments in order to better align our reporting structure with our management of resource allocation and performance assessment. These changes also completed our transition, which we initiated in 2013, from a functional organization to a strategic business unit model solely aligned with our key software products.

Under our new reporting structure, the revenue and related costs associated with providing outsourcing and remote hosting managed services are allocated to our other strategic business units based on the underlying software products to which these services relate. Outsourcing and remote hosting managed services were previously each deemed to be individual strategic business units and were aggregated into our former Managed Services reportable segment. After the finalization of the changes to our reporting structure, we identified five operating segments, which were aggregated into two reportable segments: (i) Clinical and Financial Solutions and (ii) Population Health.

Information regarding financial data by segment is set forth in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13, “Business Segments,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Clients

As of December 31, 2015, approximately 180,000 physicians, 2,500 hospitals, and 17,000 post-acute facilities use our products and services. Our clients, including some of the most prestigious medical groups and hospitals in the United States, often serve as a reference source for prospective clients who are interested in purchasing our solutions. No single client accounted for more than 10% of our revenue in the years ended December 31, 2015, 2014, and 2013.

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

Our total gross research and development spending was approximately $234.1 million, $233.5 million, and $241.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts consist of research and development expenses of $184.8 million, $192.8 million, and $199.8 million, and capitalized software development costs of $49.3 million, $40.7 million, and $42.0 million, for each of these periods respectively. We expense research and development expenses as incurred, and we capitalize software development costs incurred from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal use software, until the software is available for general release. Non-capitalizable research and development costs and other software maintenance costs are expensed as incurred.

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

We compete primarily with numerous types of organizations, including developers of revenue cycle and practice management solutions, large system integrators, electronic prescribing solutions, ambulatory and acute care EHR solutions, emergency department information systems, population health management technology, analytics systems, care management solutions, post-acute discharge management solutions, and homecare EHR solutions. We generally compete on the basis of several factors, including breadth and depth of services (including our open architecture and the level of solution integration across care settings), integrated platform, compliance with regulatory programs, reputation, reliability, accuracy, security, client service, total cost of ownership, and industry acceptance, expertise and experience.

Our principal existing competitors in these markets include, but are not limited to (in alphabetical order): AmazingCharts.com, Inc., Aprima Medical Software, athenahealth Inc., Cerner Corporation, Computer Programs and Systems Inc., CureMD Healthcare, Curaspan Health Group, eClinicalWorks LLC, Emdeon, Epic Systems Corporation, Evolent Health, GE Healthcare Technologies, GE Management Systems, Healthagen, Healthcatalysts, Homecare Homebase (now controlled by Hearst Corporation), IBM Corporation, Infor-Med Medical Information Systems Inc., McKesson Corporation, MEDHOST, Inc., Medical Information Technology, Inc. (Meditech), Midas+, NextTech Systems, Optum (a division of United HealthCare Corporation), PracticeFusion, Inc., Premier, Quadramed, Quality Systems, Inc., Quest Diagnostics, Roper Industries, T-System, The Trizetto Group, Inc. (a division of Cognizant Technology Solutions, Inc.), Vitera Healthcare Solutions, Wellcentive and Wellsoft Corporation.

Backlog

We had a contract backlog of $3.6 billion and $3.4 billion as of December 31, 2015 and 2014, respectively, an increase of approximately $200 million or 6%. Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. Total contract backlog increased primarily due to an increase in bookings related to subscription-based agreements and managed services, such as outsourcing, remote hosting and revenue cycle management. We estimate that approximately 35% of our aggregate contract backlog as of December 31, 2015 will be recognized as revenue during 2016.

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

●	We license content from companies such as OptumInsight, 3M Health Information Systems and Wolters Kluwer Health, which we incorporate or use in certain solutions.

It may be necessary in the future to seek or renew licenses relating to various aspects of our products and services. While we have generally been able to obtain licenses on commercially reasonable terms in the past, there is no guarantee that we can obtain such licenses in the future on reasonable terms or at all. Because of continuous healthcare IT innovation, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our solutions may unknowingly infringe upon an existing patent or other intellectual property rights of others. Occasionally, we have been notified that we may be infringing certain patent or other intellectual property rights of third parties. While the outcome of any litigation or dispute is uncertain, we do not believe that the resolution any of these infringement notices will have a material adverse impact on our business.

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

During the year ended December 31, 2015, our domestic and international sales accounted for 97% and 3%, respectively, of our total revenue. Information regarding financial data by geographic segment is set forth in Note 15, “Geographic Information,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Employees

As of December 31, 2015, we had approximately 6,900 employees worldwide. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

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

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. While we believe that we are well positioned to capture additional opportunities in the replacement market given the breadth of our portfolio and global client installed base, there can be no assurances that we can do so. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by government programs and as a result of consolidation in both the IT and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

We compete on the basis of several factors, including:

●	breadth and depth of services, including our open architecture and the level of product integration across care settings;
●	compliance with regulatory programs;
●	reputation;
●	reliability, accuracy and security;
●	client service;
●	price;
●	innovation; and
●	industry acceptance, expertise and experience.

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

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect, both in terms of the level of government reimbursement available to our clients and in that, in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our clients in a manner that complies with those laws and regulations. The ability of our clients to do so could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with physicians, hospitals and other provider clients are unique and the healthcare IT industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our clients is uncertain. In the United States, there are federal and state privacy and security laws; fraud and abuse laws, including anti-kickback laws and limitations on physician referrals; numerous quality measurement programs being adopted by our clients; and laws related to distribution and marketing, including off-label promotion of prescription drugs, which may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us. Furthermore, as we expand our business globally, we become subject to comparable laws and regulations in each non-United States jurisdiction in which we operate, which creates additional risks. See the risk factor entitled “Our business is subject to the risks of global operations” below for more information.

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

Specific risks include, but are not limited to, risks relating to:

Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud perpetrated by healthcare providers and professionals whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. The healthcare industry is subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or for the purchase or order, or arranging for or recommending referrals or purchases, of any item or service paid for in whole or in part by these federal or state healthcare programs. Several areas directly related to the use of EHRs or our other offerings may be discussed and/or acted upon by the investigatory bodies within federal and state governments. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a regulatory, prosecutorial or judicial authority that any of our activities involving our clients, vendors or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our license or service fees and disqualify us from providing services to clients doing business with government programs, all of which could have a material adverse effect on our business, financial condition and operating results. Even an unsuccessful challenge by regulatory or prosecutorial authorities of our activities could result in adverse publicity, could require a costly response from us and could have a material adverse effect on our business, financial condition and operating results.

Patient Information. As part of the operation of our business, we, and our subcontractors, may have access to or our clients may provide to us individually-identifiable health information related to the treatment, payment, and operations of providers’ practices. In the United States, government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the “Transaction Standards”); the “Security Standards” (the “Security Standards”); and the “Standards for Privacy of Individually Identifiable Health Information” (the “Privacy Standards”). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security measures for certain electronic health information, which is called Protected Health Information (“PHI”). The Privacy Standards grant a number of rights to individuals as to their PHI and restrict the use and disclosure of PHI by “Covered Entities,” defined as “health plans,” “health care providers,” and “health care clearinghouses.” Entities that perform services to or on behalf of Covered Entities where PHI is or is likely to be accessed are called Business Associates.

We believe we are a Covered Entity due to our acting as a “health care clearinghouse” through our provision of Allscripts Payerpath due to its filing of electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. We also believe that in certain business relationships we are a Business Associate. Recent modifications to the HIPAA Privacy, Security, Breach Notification, and Enforcement Rules impose additional obligations and burdens on Covered Entities, Business Associates, and their subcontractors relating to the privacy and security of PHI. Much of the Privacy Standards and all of the Security Standards now apply directly to Business Associates and their subcontractors. These new rules may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.

In addition, certain provisions of the Privacy Standards and Security Standards apply to Business Associates when they create, access, or receive PHI in order to perform a function or activity on behalf of a Covered Entity. Covered Entities and Business Associates must enter a written “Business Associate Agreement”, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard PHI that it creates or accesses and will fulfill other material obligations. Most of our clients are Covered Entities, and we and our subcontractors function in many of our relationships as a Business Associate of those clients. Under the HIPAA Omnibus Rule, Business Associates may be held directly liable for violations of HIPAA. Therefore, we could face liability under our Business Associate Agreements and HIPAA and HITECH if we do not comply with our Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and operating results, if such penalties ever were imposed.

Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our clients in a manner that is compliant with the Transaction, Security and Privacy Standards, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity clients, and third, comply with HIPAA when it directly applies to us. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003, and for the Security Standards in 2005, and for the HIPAA Omnibus Rule in 2013.

Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier, or NPI, for use in filing and processing healthcare claims and other transactions. Most Covered Entities were required to use NPIs in standard transactions by 2007. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of PHI that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are operated by us and capable of being used by our clients in compliance with the Transaction, Security and Privacy Standards and are capable of being used by or for our clients in compliance with the NPI requirements. If, however, we or our subcontractors, do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our client contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA, HITECH or their implementing regulations on our business and operations. In the event that HIPAA, HITECH or their implementing regulations change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and operating results could be adversely affected. Additionally, certain state privacy laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our clients or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers and other identifiers, continues to be proposed and come into force at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. There is significant variation in the laws and regulations governing prescription activity, as federal law and the laws of many states permit the electronic transmission of certain controlled prescription orders, while the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the Federal level on the use of electronic prescribing for controlled substances and certain other drugs, including a regulation enacted by the Drug Enforcement Association in mid-2010.  However, some states (most notably New York) have passed complementary laws governing the use of electronic prescribing tools in the use of prescribing opioids and other controlled substances, and we expect this to continue to be addressed with regulations in other states in the near future. In addition, the HHS published its final “E-Prescribing and the Prescription Drug Program” regulations in 2005 (effective January 1, 2006), and final regulations governing the standards for electronic prescribing under Medicare Part D in 2008 (effective June 6, 2008) (the “ePrescribing Regulations”). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) and consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit.

Incentive programs to drive certain usage patterns of our solutions by eligible professionals began to increase in number starting in 2008 with the Medicare Improvements for Patients and Providers Act (“MIPPA”), which authorized payments to individual prescribers who were successful electronic prescribers, and the quality reporting incentive program that is now known as the Physician Quality Reporting System (“PQRS”). Both programs remained in effect for 2015, with both applying payment adjustments to non-participating providers. However, since 2009, HITECH has been the most prominent incentive program, reducing the impact the MIPPA and PQRS programs have in spurring greater adoption of healthcare IT. In general, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products are affected by such regulation because of our need to include features or functions in our products to achieve certification, as well as the need of our clients to comply, as discussed above, and we expect this will continue for the foreseeable future.

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

Under HITECH, eligible healthcare professionals and hospitals have been able to qualify for an additional Medicare and Medicaid payment for the “meaningful use” of certified EHR technology that meets specified objectives under the EHR Incentive program. Many of our products have been certified as compliant EHRs or modules, in accordance with the applicable certification criteria set forth by the Secretary of HHS, including the 2014 EHR Certification Edition criteria (the “2014 Edition”). Such certification does not represent an endorsement of our products or modules by HHS or a guaranty of the receipt of incentive payments by our clients. If our clients do not receive or lose expected incentive payments, this could harm their willingness to purchase future products or upgrades, and therefore could have an adverse effect on our future revenues.

We have seen new, complex regulatory requirements related to Stage 3 “meaningful use” certification and voluntary regulations released within the 2017 Edition criteria. Even if our clients are not obligated to upgrade their products to remain compliant with Meaningful Use, they may desire to do so, and our failure to cause our products to maintain the applicable certifications could put us at a disadvantage to our competitors’ products. The possibility also exists that the rules associated with third stage of Meaningful Use may be adjusted through the process of promulgating regulations associated with the MACRA. This may lead to insufficient time between promulgation and the programmatic deadlines, leading to challenges with development and deployment to clients similar to what was experienced by the industry in 2014. We may incur additional costs in designing new upgrades and products and redesigning existing products to comply with these new requirements, which could also divert resources from our other research and development priorities.

The MACRA and resulting regulations are also anticipated to lead our clients to request advanced quality measurement and analytic functionality within our products in order to be able to participate in the new payment models that will be launched (MIPS and APMs). Similar programs have also been created and are being expanded by commercial payers and non-governmental organizations, such as the National Committee for Quality Assurance, which oversee the Patient Centered Medical Home initiatives. The related product requirements are continually evolving and are not coordinated by these parties amongst themselves, which could cause us to expend additional resources to assist our clients.

Claims Transmission. Our system electronically transmits medical claims by physicians to patients’ payers for approval and reimbursement. In addition, we offer revenue cycle management services that include the manual and electronic processing and submission of medical claims by physicians to patients’ payers for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our clients is also accurate and complete. If, however, we or our subcontractors do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability.

As discussed above, the HIPAA Transaction and Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. Furthermore, to the extent that there is some type of information security breach, it could have a material adverse effect on our business.

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. The FDA may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA would approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions such as approval, labeling and manufacturing, as well as governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse effect on our business.

Health Reform. The PPACA and the 2015 repeal and replacement of the Sustainable Growth Rate may have an impact on our business. The PPACA contains various provisions which may impact us and our clients, and any replacement for the Sustainable Growth Rate would be oriented around the collection and analysis of quality measurement data from our clients. Some of these provisions (including ACOs and the Comprehensive Primary Care Initiative) may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain federal programs, for example, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the healthcare sector, including us.

Implementation of ICD-10 Coding for Medical Coding. CMS has mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes, on or before October 1, 2015. CMS requires all providers, payers, clearinghouses, and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes affect diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2015 must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid. If our products and services do not accommodate CMS mandates at any future date, clients may cease to use those products and services that are not compliant or may choose alternative vendors and products that are compliant, which could materially and adversely impact our business, financial condition, and operating results.

Increased government involvement in healthcare could materially and adversely impact our business.

United States healthcare system reform at both the federal and state level could increase government involvement in healthcare, reconfigure reimbursement rates and otherwise change the business environment of our clients and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or operating results. Our clients and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

The government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our clients, most of who are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential clients and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHRs, providing clients with incentives to adopt EHR solutions or developing a low-cost government sponsored EHR solution. Additionally, certain safe harbors to the federal anti-kickback statute and corresponding exceptions to the federal Ethics in Patient Referrals Act, known as the Stark law, may continue to alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and EHR systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute EHR solutions, whose hospital clients may seek to donate their existing acute EHR solutions to physicians for use in ambulatory settings.

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

The implementation of large and complex contracts requires us to devote a sufficient amount of personnel, systems, equipment, technology and other resources as are necessary to ensure a timely and successful implementation. In addition, due to the amount of resources dedicated to implement large and complex contracts, our ability to successfully bid for and implement other new customer contracts may be adversely affected. If we fail to implement large and complex contracts successfully and in a timely manner, or if as a result of resource constraints, we fail to properly implement other new customer contracts, we may face significant challenges that will adversely affect our business, financial condition, and operating results.

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

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the markets in which we operate are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential clients’ or users’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective clients and users, license leading technologies, and respond to technological advances and emerging industry standards and practices, all on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving client or user requirements or emerging industry standards. Any of the foregoing could materially and adversely impact our business, financial condition, and operating results.

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

We have acquired and expect to acquire new companies, investments or technologies, which are subject to significant risks.

From time to time, we have made investments in, or acquisitions of, businesses, joint ventures, new services and technologies, and other intellectual property rights (including our partnership with, and investment in, Nant Health, LLC). We expect that we will continue to make such investments and acquisitions in the future.

Our investments and acquisitions (including our partnership with, and investment in, Nant Health, LLC) involve numerous risks, including:

●

the potential failure to achieve the expected benefits of the investment or acquisition, including the inability to generate sufficient revenue to offset acquisition or investment costs, or the inability to achieve expected synergies or cost savings;

●	unanticipated expenses related to acquired businesses or technologies and its integration into our existing businesses or technology;
●	the diversion of financial, managerial, and other resources from existing operations;

●	the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions;
●	unanticipated regulatory and other compliance risks related to acquired companies or technologies;
●	potential write-offs or amortization of acquired assets or investments;
●	the potential loss of key employees, clients, or partners of an acquired business;
●	delays in client purchases due to uncertainty related to any acquisition;
●	potential unknown liabilities associated with an investment or acquisition; and
●	the tax effects of any such acquisitions.

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

Finally, if we finance acquisitions or investments by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligations related to the incurrence of indebtedness. This could materially and adversely impact our stock price.

Our products or services could fail to perform properly due to errors or similar problems.

Complex technology, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new products or services or enhancements to existing products or services. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software or offerings. If we detect any errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. If we do not discover errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our products or services could result in:

●	product-related liabilities, fraud and abuse or patient safety issues;
●	unexpected expenses and diversion of resources to remedy errors;
●	harm to our reputation;
●	lost sales;
●	delays in commercial releases;
●	delays in or loss of market acceptance of our solutions;
●	license termination or renegotiations; and
●	privacy and/or security vulnerabilities.

Furthermore, our clients may use our products or services together with products or services from other companies or those that they have developed internally. As a result, when problems occur, it may be difficult to identify the source of the problem. Even when our products or services do not cause these problems, the existence of these errors may cause us to incur significant costs, divert the attention of our technical personnel from our other solution development efforts, impact our reputation and cause significant issues with our client relationships.

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

Much of our future performance depends on the continued availability and service of our key personnel, including our Chief Executive Officer and our President, the other members of our senior management team, and our other highly qualified personnel, as well as being able to hire additional highly qualified personnel who have a deep understanding of our industry. Competition in our industry for such personnel, especially with respect to sales and technical personnel, is intense. We are required to expend significant resources on identifying, hiring, developing, motivating, and retaining such personnel throughout our organization. Many of the companies with whom we compete for such personnel have greater resources than us, and may be able to offer more attractive terms of employment. Our investment in training and developing our employees makes them more attractive to our clients and competitors, who may then seek to recruit them. Furthermore, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our failure to attract new highly qualified personnel, or our failure to retain and motivate our existing key personnel, could materially and adversely impact our business, financial condition, and operating results.

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

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including PHI, financial information, and other sensitive information relating to our clients, company and workforce. As a result, we face risk of a deliberate or unintentional incident involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of our business operations. Similarly, denial-of-service or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property. We believe that, in recent years, companies in our industry have been targeted by such events with increasing frequency, primarily due to the increasing value of healthcare-related data.

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

We use third-party contractors to store, transmit, or host sensitive information for our clients. While we have contractual or other mechanism in place with these third-party contractors that require them to have appropriate security programs and controls in place and, frequently, to indemnify us for security-related breaches, any compromise or failure of these contractors’ privacy and security practices could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our clients.

Recently, other companies and government agencies have experienced many high profile incidents involving data security breaches by entities that transmit and store sensitive information. Lawsuits resulting from these security breaches have sought very significant monetary damages, although many of these suits have yet to be resolved. While we maintain insurance coverage that, subject to policy terms and conditions and subject to a significant self-insured retention, is designed to address certain aspects of security-related risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in our business, and we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms.

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

We depend upon licenses for some of the technology used in our solutions from third-party vendors, and intend to continue licensing technologies from third parties. These technologies may not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and operating results.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own solutions.

We could fail to maintain and expand our business with our existing clients or effectively transition our clients to newer products.

Our business model depends on our success with maintaining our existing clients and selling new and incremental products and services to our existing clients. In addition, our success with certain clients requires our achieving interoperability between our new products and our legacy products to provide a single solution that connects healthcare providers across care settings. Certain of our clinical solutions clients initially purchase one or a limited number of our products and services. These clients may choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current clients could choose not to purchase these new offerings. If we fail to generate additional business from our current clients, our revenue could grow at a slower rate or even decrease.

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

We operate in several countries outside of the United States, including significant operations in India and Israel, and we are further expanding our global sales efforts. This subjects our business to risks and challenges associated with operating globally, which include:

●	changes in local political, economic, social, and labor conditions;
●	natural disasters, acts of war, terrorism, pandemics, or security breaches;
●	different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences;
●

restrictions on foreign ownership and investments, and stringent foreign exchange controls that may prevent us from repatriating, or make it cost-prohibitive for us to repatriate, cash earned in countries outside of the United States;

●	import and export requirements, tariffs, trade disputes, and barriers;
●	longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;
●	uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent;
●	different or lesser protection of our intellectual property;
●	different legal and regulatory requirements that may apply to our products and/or how we operate; and
●	localization of our products and services, including translation into foreign languages and associated expenses.

All of the foregoing risks could prevent or restrict us from offering products or services to a particular market, could increase our operating costs, and could otherwise materially and adversely impact our business, financial condition, and operating results.

In addition, our compliance with complex foreign and United States laws and regulations that apply to our global operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, but are not limited to, internal control and disclosure rules, data privacy requirements, anti-corruption laws (such as the United States Foreign Corrupt Practices Act) and other local laws prohibiting corrupt payments to government officials, and antitrust and competition regulations. Violations of these laws and regulations could result in, among other things, fines and penalties, criminal sanctions, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also affect our global expansion efforts, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or distributors, or third parties with whom we do business, will not violate our policies.

Finally, since we conduct business in currencies other than the United States dollar, but report our financial results in United States dollars, we face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the United States dollar and foreign currencies may make our products and services more expensive for our global clients, or otherwise materially and adversely impact our operating results. We may occasionally hedge our global currency exposure; however, hedging programs are inherently risky and could expose us to additional risks.

We could be subject to changes in our tax rates, the adoption of new United States or international tax legislation or exposure to additional tax liabilities.

We are subject to taxation in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax rates in any jurisdiction, including those in the United States, subject to significant change. Our future effective tax rates could be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including changes in tax laws affecting our products and services and the healthcare industry more generally. We are also subject to the examination of our tax returns and other documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the United States, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, then this could materially and adversely impact our financial condition and operating results.

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

We maintain internal financial and accounting controls and procedures that are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Ensuring that we have adequate internal financial and accounting controls and procedures in place, such that we can provide accurate financial statements on a timely basis, is a costly and time-consuming process that requires significant management attention. Additionally, if our independent registered public accounting firm, which is subject to oversight by the Public Company Accounting Oversight Board, is not satisfied with our internal controls over financial reporting, or if the firm interprets the relevant rules, regulations, or requirements related to the maintenance of internal controls over financial reporting differently than we do, then it may issue an adverse opinion.

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

●	immediately prior to a change of control of our company, the 2015 Credit Agreement may require us to repay all indebtedness outstanding thereunder.

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

The 2015 Credit Agreement and the Indenture each contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Additionally, the 2015 Credit Agreement requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not be able to continue to meet those ratios. A breach of any of these covenants could result in an event of default under the 2015 Credit Agreement or the Indenture.

Upon the occurrence of an event of default, our lenders could terminate all commitments to extend further credit, and some or all of our outstanding indebtedness may become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments. Additionally, we have pledged substantially all of our tangible and intangible property as collateral under the 2015 Credit Agreement, and the lenders under the 2015 Credit Agreement could proceed against such collateral if we were unable to timely repay these amounts.

The accounting for the 1.25% Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the notes and may result in volatility to our Consolidated Statements of Operations.

We are obligated to settle any conversions of the 1.25% Notes entirely in cash. In accordance with GAAP, the conversion option that is part of the 1.25% Notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this resulted in an initial valuation of the conversion option separate from the debt component of the 1.25% Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the 1.25% Notes, which will result in an effective interest rate reported in our financial statements significantly in excess of the stated coupon rate of the 1.25% Notes. This accounting treatment will reduce our earnings and could adversely affect the price at which our common stock trades.

For each financial statement period after the issuance of the 1.25% Notes, a hedge gain (or loss) will be reported in our financial statements to the extent the valuation of the conversion option changes from the previous period. The 1.25% Call Option (as defined under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Capital Requirements” of this Form 10-K) is also accounted for as a derivative instrument, substantially offsetting the gain (or loss) associated with changes to the valuation of the conversion option. This may result in increased volatility to our operating results.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of our 1.25% Notes may not provide the benefits we anticipate, and may have a dilutive effect on our common stock.

Concurrently with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with, and issued the 1.25% Warrants (as defined under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Capital Requirements” of this Form 10-K) to certain of the initial purchasers of the 1.25% Notes. We entered into the 1.25% Call Option transaction with the expectation that it would offset potential cash payments in excess of the principal amount of the 1.25% Notes upon conversion of the 1.25% Notes. The hedge counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that these hedge counterparties may default under the 1.25% Call Option transactions. Our exposure to the credit risk of the hedge counterparties is not secured by any collateral. If one or more of the hedge counterparties to the 1.25% Call Option transactions becomes subject to any insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in the volatility of our stock price. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

Separately, we also issued the 1.25% Warrants to the hedge counterparties. The 1.25% Warrants could separately have a dilutive effect to the extent that our stock price, as measured under the terms of the transaction, exceeds the strike price of the 1.25% Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2015, we leased approximately 1 million square feet of building space worldwide. Our facilities are primarily located in the United States, although we also maintain facilities in Canada, India, Israel, Singapore, and the United Kingdom. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current business requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

We hereby incorporate by reference Note 16, “Contingencies,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers

The following sets forth certain information regarding our executive officers as of February 24, 2016, based on information furnished by each of them:

Name	Age	Position
Paul Black	57	Chief Executive Officer
Brian Farley	46	Senior Vice President, General Counsel and Corporate Secretary
James Hewitt	49	Executive Vice President, Solutions Development
Dennis Olis	53	Senior Vice President, Operations
Richard Poulton	50	President and Chief Financial Officer

Paul Black has served as our Chief Executive Officer since October 2015 and is also a member of our Board. Mr. Black served as our President and Chief Executive Officer from December 2012 to September 2015. Prior to joining, Mr. Black served as Operating Executive of Genstar Capital, LLC, a private equity firm, and Senior Advisor at New Mountain Finance Corporation, an investment management company. From 1994 to 2007, Mr. Black served in various executive positions (including Chief Operating Officer from 2005 to 2007) at Cerner Corporation, a healthcare IT company. Mr. Black has also served as a director of Truman Medical Centers since 2001.

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

James Hewitt has served as our Executive Vice President, Solutions Development since October 2015. Mr. Hewitt served as our Senior Vice President, Solutions Development from March 2013 to September 2015. From 2006 to 2013, Mr. Hewitt served as Chief Information Officer of Springfield Clinic, a multi-specialty health clinic. From 2009 to 2013, Mr. Hewitt also served as Chief Executive Officer of Jardogs, the developer of FollowMyHealth, a highly-rated, cloud-based patient engagement solutions provider, which we acquired in 2013.

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

Richard Poulton has served as our President and Chief Financial Officer since October 2015. Mr. Poulton served as our Executive Vice President, Chief Financial Officer from October 2012 to September 2015. From 2006 to 2012, Mr. Poulton served in various positions at AAR Corp., a provider of products and services to commercial aviation and the government and defense industries. His most recent role at AAR Corp. was Chief Financial Officer and Treasurer. Mr. Poulton also spent more than ten years at UAL Corporation in a variety of financial and business development roles, including Senior Vice President of Business Development as well as President and Chief Financial Officer of its client-focused Loyalty Services subsidiary.

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

	High	Low	Last
Fiscal Year 2015 Quarter Ended
December 31, 2015	$15.78	$12.07	$15.38
September 30, 2015	$15.41	$12.07	$12.40
June 30, 2015	$14.66	$11.63	$13.68
March 31, 2015	$13.13	$11.33	$11.96

Fiscal Year 2014 Quarter Ended
December 31, 2014	$14.04	$11.00	$12.77
September 30, 2014	$17.17	$13.24	$13.42
June 30, 2014	$18.40	$14.40	$16.05
March 31, 2014	$19.68	$14.49	$18.03

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

Stockholders

According to the records of our transfer agent, as of February 24, 2016, there were 399 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Purchases of Equity Securities

On November 30, 2015, we announced that our Board authorized a stock repurchase program under which we may repurchase up to $150 million of our common stock through December 31, 2018. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. No shares were repurchased pursuant to this stock repurchase program during the year ended December 31, 2015.

Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index for the period commencing on December 31, 2010 through December 31, 2015, and assuming an initial investment of $100. Data for the NASDAQ Composite index and the NASDAQ Health Services index assumes reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	2010	2011	2012	2013	2014	2015
Allscripts Healthcare Solutions, Inc.	100.00	98.29	48.88	80.23	66.27	79.81
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Health Services	100.00	86.01	97.08	144.55	175.56	196.21

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2012 and 2011 are derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
(In thousands, except per share amounts)	2015(1)	2014	2013(2)	2012	2011
Consolidated Statements of Operations Data:
Revenue	$1,386,393	$1,377,873	$1,373,061	$1,446,325	$1,444,077
Cost of revenue	805,828	831,889	838,605	839,790	778,512
Gross profit	580,565	545,984	534,456	606,535	665,565
Selling, general and administrative expenses	339,175	358,681	419,599	384,370	387,571
Research and development	184,791	192,821	199,751	162,158	104,106
Asset impairment charges	1,544	2,390	11,454	11,101	0
Amortization of intangible and acquisition-related assets	23,172	31,280	31,253	35,635	37,344
Income (loss) from operations	31,883	(39,188)	(127,601)	13,271	136,544
Interest expense	(31,396)	(29,297)	(28,055)	(16,187)	(20,750)
Other income (expense), net	2,183	766	7,310	(14,544)	1,685
Equity in net earnings of unconsolidated investments	(2,100)	(398)	0	0	0
Income (loss) before income taxes	570	(68,117)	(148,346)	(17,460)	117,479
Income tax (provision) benefit	(2,626)	1,664	44,320	16,307	(43,870)
Net (loss) income	(2,056)	(66,453)	(104,026)	(1,153)	73,609
Less: Net income attributable to non-controlling interest	(170)	0	0	0	0
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(2,226)	$(66,453)	$(104,026)	$(1,153)	$73,609
(Loss) earnings per share - basic and diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.01)	$(0.37)	$(0.59)	$(0.01)	$0.39

	As of December 31,
(In thousands)	2015(1)	2014(3)	2013(3)	2012(3)	2011(3)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$116,873	$54,478	$64,283	$105,662	$159,428
Working capital (deficit)	25,389	(34,183)	(32,688)	(2,053)	120,141
Goodwill and intangible assets, net	1,570,247	1,604,108	1,645,556	1,466,350	1,529,212
Total assets	2,681,948	2,464,330	2,548,151	2,284,753	2,433,079
Long-term debt	612,405	539,193	533,603	356,769	312,850
Total stockholders’ equity	1,419,073	1,284,220	1,318,145	1,284,341	1,476,720

(1)

Results of operations for the year ended December 31, 2015 include the results of operations of a third party for the period subsequent to the date of acquisition of a majority interest, which was April 17, 2015.

(2)

Results of operations for the year ended December 31, 2013 include the results of operations of dbMotion and Jardogs for the period subsequent to the date of the acquisitions, which was, in each case, March 4, 2013.

(3)

The balance sheet data as of December 31, 2014, 2013, 2012 ad 2011 has been restated and reflects the retrospective adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K (this “Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K under the heading “Financial Statements and Supplementary Data” and the other financial information that appears elsewhere in this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our Business and Regulatory Environment

We deliver information technology (“IT”) and services to help healthcare organizations achieve better clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, life-sciences companies, retail clinics, retail pharmacies, pharmacy benefit managers, insurance companies, employer wellness clinics, and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), connectivity, hosting, outsourcing, analytics, patient engagement, clinical decision support and population health management. We are also partnering with NantHealth (as described below), to further develop integrated, evidence-based, personalized approaches to treatment plans, specifically for clinicians providing cancer care.

Our solutions empower healthcare professionals with the data, insights, and connectivity to other caregivers they need to succeed in an industry that is rapidly changing from fee-for-service models to fee-for-value advanced payment models. We believe we offer some of the most comprehensive solutions in our industry today. Healthcare organizations can effectively manage patients and patient populations across all care settings using a combination of our physician, hospital, health system, post-acute care, and population health management products and services. We believe these solutions will help transform health care as the industry seeks new ways to manage risk, improve quality, and reduce costs.

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. Practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives are critical tools for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. In recent years, we took several significant steps to solidify and advance our population health management solutions through both acquisition and internal development efforts. We acquired dbMotion, a leading supplier of community health solutions, and Jardogs, the developer of FollowMyHealth®, a cloud-based patient engagement solutions provider. We further advanced our population health management capabilities by introducing innovative additional features, functionality, and enhancements to our solutions in the areas of connectivity, collaboration and data analytics. Taken together, we believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling United States users to better comply with the Meaningful Use program (as described below) and successfully participate in other advanced payment model programs. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions. We believe these solutions will transform the coordination and delivery of health care, and ultimately improve patient outcomes. In that regard, in June 2015, we announced the expansion of our strategic partnership with NantHealth and the strengthening of our commercial agreement. NantHealth is a cloud-based information technology company providing comprehensive genomic and protein-based molecular diagnostics testing. Sophisticated care planning tools combine complex genomic and proteomic analysis with actionable health information, enabling clinicians to make informed decisions and select personalized cancer treatment plans for their patients. Through our collaboration with NantHealth, we plan to develop and deliver cutting-edge, precision medicine solutions directly to the point of care for our EHR clients.

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid evolution, primarily due to new laws and regulations and changes in industry standards. Various incentives that exist today (including electronic prescribing and advanced payment models that reward high value care delivery) are rapidly moving health care toward an environment where EHRs are as common as practice management systems in all provider offices. As a result, we believe that government-driven initiatives, such as the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and the Medicare Access and CHIP Reauthorization Act (“MACRA”) will continue to markedly affect healthcare IT adoption, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

Given that we expect CMS will release further future regulations related to EHRs even as we comply with the Final Rules associated with Stage 3 of the Meaningful Use program, our industry must prepare for expected compliance. Similarly, our ability to achieve applicable product certifications, the changing frequency of the ONC certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions were certified as 2014 compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products under the modular certification option.

Conversations around the Medicare Sustainable Growth Rate reimbursement model recently concluded in the United States Congress when the MACRA was passed, which now further encourages the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Providers accepting payment from Medicare will ultimately have an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or a variety of Alternative Payment Models (“APMs”). These programs will require increased reporting on quality measures, which will be determined by the Secretary of Health and Human Services; additionally, the MIPs will consolidate several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System (“PQRS”), under one umbrella. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the HITECH incentive program but now see sufficient reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help them be successful under the more complex MACRA requirements. Regulations expected in the first half of 2016 in response to the MACRA law could also address current ambiguities among physician populations and healthcare organizations and enable them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law.

We believe that HITECH resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase and enhance their use of EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (Meaningful Use, MACRA programs or others) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 Meaningful Use have not been able to do so in compliance with the requirements for the 2014 Edition, with this number expected to increase based on the demands of the final 2015 Edition requirements for Stage 3 Meaningful Use, which continue to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments have begun to wind down, the payment adjustment phase of the program, which penalizes organizations not participating in the EHR Incentive program, is providing a different motivation for purchase and expansion, particularly among hospitals, which did not receive any relief from the payment adjustments under the recently passed MACRA.

We also continue to see activity in local community-based buying whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of the Stark and Anti-kickback exceptions, which allowed hospitals and other organizations to subsidize the purchase of EHRs, will contribute to the continuation of this market dynamic. We also believe that new orders driven by the HITECH program and MACRA legislation and related to EHR and community-based activity will continue to come in as physicians in those small- and medium-sized practices who have not yet participated seek to avoid the HITECH payment adjustments and upcoming adjustments that will be required as the MACRA is implemented. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

We believe we have taken and continue to take the proper steps to maximize the opportunity presented by HITECH. However, given the effects the law is having on our clients, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain government programs, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent months, including a specific focus on perceived interoperability failures in the industry, including any contributive factors to such failures, which could impact our clients and our business.

Starting October 1, 2015, all entities covered by HIPAA were required to have upgraded to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures. These changes in coding standards presented a significant opportunity for our clients in the United States to get to the most advanced versions of our products, but also posed a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices. While the first months following this regulatory deadline were reported as largely successful by all stakeholders, there still remains a risk to us in the event that clients experience problems with payments from Medicare, Medicaid or commercial payers related to the transition in the coming months. New payment and delivery system reform programs, as have been launched related to the Medicare program, are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

We primarily derive our revenues from sales of our proprietary software (either as a perpetual license sale or under a subscription delivery model), support and maintenance services, and managed services, such as outsourcing, remote hosting and revenue cycle management.

We revised our reportable segments effective January 1, 2015. Prior to this change, we used three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services. We revised our reportable segments in order to better align our reporting structure with our chief operating decision maker’s (our “CODM”) management of resource allocation and performance assessment. These changes also completed our transition, which we initiated in 2013, from a functional organization to a strategic business unit model solely aligned with our key software products.

Under our new reporting structure, the revenue and related costs associated with providing outsourcing and remote hosting managed services are allocated to our other strategic business units based on the underlying software products to which these services relate. Outsourcing and remote hosting managed services were previously each deemed to be individual strategic business units and were aggregated into our former Managed Services reportable segment. After the finalization of the changes to our reporting structure, we identified five operating segments, which were aggregated into two reportable segments: (i) Clinical and Financial Solutions and (ii) Population Health.

Summary of Results

During 2015, we built upon the momentum from 2014 and achieved strong results on many fronts, but particularly in terms of financial performance and operational execution. As a result, we experienced improvement across key metrics, including record bookings and backlog, and higher gross margins and cash flows from operations. We believe our financial and operational successes during 2015 are the result of our focus on executing our key strategic imperatives aimed at driving higher client satisfaction, strengthening and expanding our relationships with existing clients, streamlining our operations and improving our competitive position by expanding the depth and breadth of our solutions. We finished 2015 with our first quarterly net income since the third quarter of 2012 and with a slight net loss for the year, compared with net losses of $66 million and $104 million in 2014 and 2013, respectively. During the past two years, we also made a significant commitment to reduce the uncertainty surrounding potential future litigation liabilities. In that regard, during 2015 we settled significant lawsuits against the company. Therefore, we believe we enter 2016 on a sound fiscal foundation, well-positioned to achieve profitable long-term growth both domestically and globally.

Our financial performance during 2015 was driven by success across four key areas that we expect will also drive our future growth: EHR replacement market, population health management, international markets and provision of high value-added, strategic services to our clients. During 2015, we further enhanced our financial flexibility through the refinancing of our senior secured credit facility. While there are still opportunities for improving our operating leverage and execution capabilities, the progress we have made over the past two years in streamlining our operations is manifesting itself in terms of improved profitability and growth in cash flows from operations and bookings. In particular, the benefits of an improved operating leverage are visible in our gross margin and operating margin, which increased by approximately 2% and 5%, respectively, compared with 2014; and in selling, general and administrative expenses as a percentage of revenue, which decreased by 2% to 24% compared with 2014. Additionally, cash flows from operations increased by $108 million to $212 million during the year ended December 31, 2015 compared with $104 million during the year ended December 31, 2014. Our annual bookings also grew by approximately 20% compared with 2014, with bookings during the fourth quarter of 2015 at an all-time record for the company.

During 2015, we signed several high-profile multi-year agreements relating to our Sunrise platform both domestically and globally. The number and aggregate value of new Sunrise footprints in 2015, including the largest new Sunrise agreement in the United States market of late, was larger than we have seen in recent years. In addition to the acute market, we also grew our bookings in the traditional physician’s ambulatory market space and for recurring managed services.

A core element of our strategy and a key to our unlocking the competitive advantage of our Open platform is our continued commitment to innovation and execution on our research and development investments, including our focus on promoting open interoperable systems. Our development efforts earned us third-party recognition and high scores for user-centered design and overall value proposition in 2015.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions, which we believe will transform the coordination and delivery of health care, and ultimately improve patient outcomes. In that regard, in June 2015, we took a significant step toward the development and implementation of personalized medicine solutions through the expansion of our strategic partnership with NantHealth and the strengthening of our commercial agreement. This transaction involved us investing $200 million for a 10% ownership stake in NantHealth and us selling common stock valued at approximately $100 million to Nant Capital, LLC.

We believe that the progress we made during 2015 in continuing to transform our company in response to ever changing client, regulatory and industry demands enabled us to enhance our competitive position and expand our opportunities for future growth.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, remote hosting, outsourcing and subscription-based services, totaled $1.1 billion for the year ended December 31, 2015, which represented an increase of approximately 20.4% over the comparable prior year amount of $923 million. Bookings for the quarter ended December 31, 2015 totaled $343 million, compared with $272 million for the third quarter of 2015 and $244 million for the fourth quarter of 2014, which represented growth of approximately 26.3% and 40.8%, respectively, over the immediately preceding quarter and the fourth quarter of 2014.  The growth in bookings in 2015 compared with 2014 was fairly broad-based and was primarily driven by managed services bookings, particularly those related to outsourcing services; software delivery-related bookings, particularly those related to our core clinical and financial solutions in both domestic and international markets; and payer and life sciences solutions bookings. The composition of our bookings for the year ended December 31, 2015 was approximately 51% of software delivery-related bookings and approximately 49% of client services-related bookings. The corresponding ratios for the year ended December 31, 2014 were approximately 55% and 45%, respectively.

Total revenue in 2015 was $1.39 billion and remained relatively flat as compared with our prior year total revenue of $1.38 billion. The slight increase in total revenue was primarily driven by higher revenue from subscription-based software sales and managed services, as we expanded our client base for population health management solutions, which was mostly offset by lower revenue from other client services driven by a decrease in implementation and consulting services.

Selling, general and administrative expenses were $339 million during the year ended December 31, 2015, as compared with $359 million during the year ended December 31, 2014, representing a decrease of 5.4%. The primary drivers of this decrease in selling, general and administrative expenses were lower overall personnel-related costs and discretionary spending as a result of continued actions to streamline our operations and improve operational efficiency, which were partially offset by additional selling, general and administrative expenses related to recent acquisitions of approximately $6 million and by increases in severance and other costs of approximately $10 million, primarily related to headcount actions taken during the first half of 2015.

Gross research and development spending in 2015 totaled $234 million, consisting of research and development expense of $185 million and capitalized software development costs of $49 million. This compares with the prior year gross research and development spending of $233 million, consisting of research and development expense of $193 million and capitalized software development costs of $40 million. The change in research and development expenses of approximately 4% was primarily driven by the nature of development efforts in 2015 compared with 2014, which resulted in a higher amount of capitalized software development costs, and lower discretionary spending. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

On September 30, 2015, we entered into a Replacement Facility Amendment (the “2015 Credit Agreement”) to our existing Credit Agreement, dated as of June 28, 2013, as amended on June 8, 2015, with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent. The 2015 Credit Agreement enhanced our financial flexibility by expanding our available borrowing capacity by $150 million. In addition, in the future we will benefit from lower borrowing costs and extended payment terms, thus allowing us the opportunity to continue to make selective cash investments in third parties while remaining in compliance with financial covenants. Our overall borrowings did not change as a result of the 2015 Credit Agreement.

On November 30, 2015, we announced that our Board authorized a stock repurchase program under which we may repurchase up to $150 million of our common stock over three years, expiring on December 31, 2018 or such earlier time that the total dollar authorized amount has been used.

Revenues and Expenses

Revenues are derived primarily from sales of our proprietary software (either as a perpetual license sale or under a subscription delivery model), support and maintenance services, and managed services, such as outsourcing, remote hosting and revenue cycle management.

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

Research and development expenses consist primarily of salaries, bonuses and benefits for our development personnel, third- party contractor costs and other costs directly or indirectly related to development of new products and upgrading and enhancing existing products.

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

Amortization of intangible and acquisition-related assets consists of amortization of customer relationships, trade names and other intangibles acquired under purchase accounting-related business combinations.

Interest expense consists primarily of interest on the 1.25% Notes and outstanding debt under the Senior Secured Credit Facility (as defined below), and the amortization of debt discounts and debt issuance costs.

Other income, net consists primarily of realized gains on investments in 2015 and 2013, miscellaneous receipts and interest earned on cash and marketable securities.

Equity in net earnings of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments.

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

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by us. Software delivery revenue consists of all of our proprietary software sales (either as a perpetual license sale or under a subscription delivery model), transaction-related revenue and the resale of hardware. Support and maintenance revenue consists of revenue from post contract client support and maintenance services. Client services revenue consists of revenue from managed services solutions, such as remote hosting, outsourcing and revenue cycle management, as well as other client services or project-based revenue from implementation, training and consulting services. For some clients, we remotely host the software applications licensed from us using our own or third-party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon delivery of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value (“VSOE”), which is based upon the price the client is required to pay when the element is sold separately or renewed. For arrangements in which VSOE only exists for the undelivered elements, the delivered elements (generally software licenses) are accounted for using the residual method.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under the percentage of completion accounting method using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. Maintenance and support associated with these agreements is recognized over the term of the support agreement based on VSOE of the maintenance revenue, which is based on contractual renewal rates. For presentation in the statement of operations, consideration from agreements accounted for under the percentage of completion accounting method is allocated between software delivery and client services revenue based on VSOE of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to the software license fee.

Fees related to software-as-a-service (“SaaS”) arrangements are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to clients. These arrangements include client services fees related to the implementation and set-up of our solutions and are typically billed upfront and recorded as deferred revenue until our solutions are made available to the client. The implementation and set-up fees are recognized as revenue ratably over the estimated client relationship period. The estimated length of a client relationship period is based on our experience with client contract renewals and consideration of the period over which such clients use our SaaS solutions.

Software remote hosting services are provided to clients that have purchased a perpetual license to our software solutions and contracted with us to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the remote hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. Remote hosting services are not deemed to be essential to the functionality of the software or other elements of the arrangement; accordingly, for these arrangements, we recognize software license fees as software delivery revenue upon delivery, assuming all other revenue recognition criteria have been met, and separately recognize fees for the remote hosting services as client services revenue over the term of the remote hosting arrangement.

We also enter into multiple-element arrangements that may include a combination of various software-related and non-software-related products and services. Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements, and the timing of revenue recognition, among others. In such arrangements, we first allocate the total arrangement consideration based on a selling price hierarchy at the inception of the arrangement. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third-party evidence of fair value if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence of fair value is available (discussion as to how we determine VSOE, third-party evidence of fair value and estimated selling price is provided below). Upon allocation of the arrangement consideration to the software elements as a whole and individual non-software elements, we then further allocate consideration within the software group to the respective elements following higher-level, industry-specific guidance and our policies described above. After the arrangement consideration has been allocated to the various elements, we account for each respective element in the arrangement as described above.

To determine the selling price in multiple-element arrangements, we establish VSOE using the price charged for a deliverable when sold separately and contractual renewal rates for maintenance fees. For non-software multiple element arrangements, third-party evidence of fair value is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated clients. If we are unable to determine the selling price because VSOE or third-party evidence of fair value does not exist, we determine an estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, client demand, internal costs and overall economic trends. The determination of an estimated selling price is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future. These events could result in changes to our determination of VSOE, third-party evidence of fair value and estimated selling price. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

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

We assess whether fees are considered fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our payment arrangements with clients typically include milestone-based software license fee payments and payments based on delivery for services and hardware.

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

Maintenance fees are recognized ratably over the period of the contract based on VSOE, which is based on contractual renewal rates. Revenue from electronic data interchange services is recognized as services are provided and is determined based on the volume of transactions processed or estimated selling price.

We provide outsourcing services to our clients under arrangements that typically range from three to ten years in duration. Under these arrangements we assume full, partial or transitional responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. Revenue from these arrangements is recognized subsequent to the transition period as services are performed.

Revenue is recognized net of any taxes collected from clients and subsequently remitted to governmental authorities. We record as revenue any amounts billed to clients for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

We record reimbursements for out-of-pocket expenses incurred as client services revenue in our consolidated statement of operations.

Allowance for Doubtful Accounts Receivable

We rely on estimates to determine our bad debt expense and the adequacy of our allowance for doubtful accounts. These estimates are based on our historical experience and management’s assessment of a variety of factors related to the general financial condition of our clients, the industry in which we operate and general economic conditions. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments are reflected in our consolidated statement of operations.

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

The determination of the fair value of our reporting units is based on a combination of a market approach that considers benchmark company market multiples and an income approach that uses discounted cash flows for each reporting unit utilizing Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent income projections for each reporting unit as of the date of the analysis, and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance, and the expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units.

All of our goodwill is assigned to reporting units where it is tested for impairment. The reporting units evaluated for goodwill impairment were determined to be the same as our operating segments. We performed our annual impairment test as of October 1, 2015, which consisted of a quantitative analysis. The fair value of each of our reporting units substantially exceeded its carrying value and no indicators of impairment were identified as a result of the annual impairment test. If future anticipated cash flows from our reporting units are significantly lower or materialize at a later time than projected, our goodwill could be impaired, which could result in significant charges to earnings.

As discussed in Note 13, “Business Segments”, in the Notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, effective January 1, 2015, we revised our reportable segments in order to better align our reporting structure with our chief operating decision maker’s (our “CODM”) management of resource allocation and performance assessment. These changes also completed our transition, which we initiated in 2013, from a functional organization to a strategic business unit model solely aligned with our key products. The change in our reportable segments caused us to reallocate goodwill to our revised reporting units and perform an interim goodwill impairment test, which consisted of a quantitative analysis, to ensure that this change did not delay, accelerate or avoid a potential impairment charge. The fair value of each of our revised reporting units substantially exceeded its carrying value and no indicators of impairment were identified as a result of the interim goodwill impairment test.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the income tax (provision) benefit line of our consolidated statements of operations.

Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of the following three categories:

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

Our Level 3 financial instruments include derivative financial instruments comprised of the 1.25% Call Option (as defined in Note 11, “Derivative Financial Instruments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K) asset and the 1.25% Notes embedded cash conversion option liability associated with the 1.25% Notes. Refer to Note 6, “Debt,” and Note 11, “Derivative Financial Instruments,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information, including defined terms, regarding our derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses as inputs both observable and unobservable market data. Significant market data inputs used to determine the fair values as of December 31, 2015 and 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the 1.25% Notes embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity associated with changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 1, “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Overview of Consolidated Results

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Revenue:
Software delivery	$449,510	$441,241	$446,737	1.9%	(1.2%)
Support and maintenance	468,920	466,102	471,949	0.6%	(1.2%)
Client services	467,963	470,530	454,375	(0.5%)	3.6%
Total revenue	1,386,393	1,377,873	1,373,061	0.6%	0.4%
Cost of revenue:
Software delivery	155,367	166,186	181,514	(6.5%)	(8.4%)
Support and maintenance	136,437	146,712	143,957	(7.0%)	1.9%
Client services	432,038	437,776	427,933	(1.3%)	2.3%
Amortization of software development and acquisition-related assets	81,986	81,215	85,201	0.9%	(4.7%)
Total cost of revenue	805,828	831,889	838,605	(3.1%)	(0.8%)
Gross profit	580,565	545,984	534,456	6.3%	2.2%
Gross margin %	41.9%	39.6%	38.9%
Selling, general and administrative expenses	339,175	358,681	419,599	(5.4%)	(14.5%)
Research and development	184,791	192,821	199,751	(4.2%)	(3.5%)
Asset impairment charges	1,544	2,390	11,454	(35.4%)	(79.1%)
Amortization of intangible and acquisition-related assets	23,172	31,280	31,253	(25.9%)	0.1%
Income (loss) from operations	31,883	(39,188)	(127,601)	181.4%	(69.3%)
Interest expense	(31,396)	(29,297)	(28,055)	7.2%	4.4%
Other income, net	2,183	766	7,310	185.0%	(89.5%)
Equity in net earnings of unconsolidated investments	(2,100)	(398)	0	NM	NM
Income (loss) before income taxes	570	(68,117)	(148,346)	100.8%	(54.1%)
Income tax (provision) benefit	(2,626)	1,664	44,320	NM	(96.2%)
Effective tax rate	NM	2.4%	29.9%
Net loss	(2,056)	(66,453)	(104,026)	(96.9%)	(36.1%)
Less: Net income attributable to non-controlling interest	(170)	0	0	NM	NM
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(2,226)	$(66,453)	$(104,026)	(96.7%)	(36.1%)

NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Revenue:
Software delivery	$449,510	$441,241	$446,737	1.9%	(1.2%)
Support and maintenance	468,920	466,102	471,949	0.6%	(1.2%)
Client services	467,963	470,530	454,375	(0.5%)	3.6%
Total revenue	1,386,393	1,377,873	1,373,061	0.6%	0.4%

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Software delivery revenue consists of all of our proprietary software sales (either as a perpetual license sale or under a subscription delivery model), transaction-related revenue and the resale of hardware. Software delivery revenue increased during the year ended December 31, 2015 compared with the prior year. This increase was primarily driven by higher subscription-based software revenue, which increased by approximately $17 million compared with the prior year, as we expanded our client base for population health management solutions. Lower revenue from perpetual software license and hardware sales and certain transaction-related revenue partially offset this increase. The decrease in perpetual software license and hardware sales and the increase in subscription-based software revenue reflect the continued shift in customer preferences from up-front software license agreements to subscription-based agreements.

Support and maintenance revenue increased slightly during the year ended December 31, 2015 compared with the prior year. The increase was primarily due to additional support and maintenance revenue related to our patient portal interfaces and population health management and post-acute care coordination solutions, as the number of clients that implemented those solutions increased compared with the prior year, as well as additional support and maintenance revenue related to certain international clients, while our overall maintenance base remained relatively stable. Support and maintenance revenue can also experience some quarterly variability related to contract restructurings and the achievement of client activation milestones.

Client services revenue, which includes revenue from managed services solutions, such as outsourcing, remote hosting and revenue cycle management, as well as other client services or project-based revenue, decreased slightly during the year ended December 31, 2015 compared with the prior year. During the year ended December 31, 2015 compared with the prior year, other client services revenue decreased by approximately $40 million while managed services revenue increased by approximately $37 million. The decline in other client services revenue was primarily a result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions and the timing of implementation services revenue recognition associated with a large contract in the second quarter of 2014. In early 2015, we also experienced softer demand for regulatory-driven upgrades as the effective dates of certain regulatory requirements, particularly in the state of New York, were extended. Other client services revenue can also vary between periods from the timing of implementation services revenue recognition associated with large-scale implementation contracts and the achievement of key delivery milestones, and the timing of special projects. The increase in managed services revenue was primarily due to expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015, the results of which are consolidated with our financial results from the date of this transaction. Revenue related to remote hosting also increased as we experienced increased demand for these services.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Software delivery revenue decreased during the year ended December 31, 2014 compared with the prior year primarily due to lower revenue from perpetual software license and hardware sales. The decrease in perpetual software license sales was primarily driven by a continued shift from up-front software license agreements to hosted subscription-based agreements. The decrease in hardware revenue was also primarily the result of this shift as we had lower hardware sales, which are typically associated with on-premises implementations. These decreases were partially offset by higher subscription-based software revenue, which increased by approximately $23 million during the year ended December 31, 2014 compared with the prior year, as we expanded our client base for population health management solutions.

Support and maintenance revenue decreased during the year ended December 31, 2014 as compared with the prior year, primarily due to our clients’ continued shift from perpetual license agreements, which have separate maintenance contracts, to subscription-based arrangements for new software purchases. Additionally, the year ended December 31, 2014 includes the unfavorable impact of processing certain credit adjustments, which did not occur in 2013.

During the year ended December 31, 2014 compared with the prior year, managed services revenue increased by approximately $28 million while other client services revenue decreased by approximately $12 million. Managed Services revenue increased during the year ended December 31, 2014 when compared with the prior year, primarily due to additional revenue associated with expanding our outsourcing services at several of our large clients. We also signed new outsourcing and remote hosting agreements, however, revenue associated with these bookings will be recognized as the services are provided over multiple future quarters. Other client services revenue decreased during the year ended December 31, 2014 compared with the prior year primarily as a result of a decrease in implementation services driven by work performed at reduced rates and fewer net new implementations of our ambulatory and acute solutions.

Gross Profit

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Total cost of revenue	805,828	831,889	838,605	(3.1%)	(0.8%)
Gross profit	580,565	545,984	534,456	6.3%	2.2%
Gross margin %	41.9%	39.6%	38.9%

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Gross profit and gross margin increased during the year ended December 31, 2015 compared with the prior year. These increases were primarily driven by improved profitability associated with subscription-based software and support and maintenance revenue from lower third-party and internal costs to deliver these solutions and services. Also contributing to the increases in gross profit and gross margin was higher profitability from the delivery of managed services, particularly outsourcing, as we continue to expand our customer base for these services. In addition, gross profit and gross margin for the year ended December 31, 2014 include the impact of an approximately $5 million non-recurring charge related to previously deferred third-party costs within our outsourcing business, which did not recur in 2015. These positive factors were partially offset by lower overall utilization of internal client services resources as the volume of new implementation projects during 2015 only partly offset work performed on several large implementation projects that were completed or nearly complete prior to the start of 2015. The extension of the effective dates of certain regulatory requirements, particularly in the state of New York in early 2015, also contributed to lower utilization of our internal resources dedicated to implementing these new regulatory requirements. While the overall profitability associated with other client services revenue was lower during 2015 compared with 2014, overall profitability during the second half of 2015 improved as a result of cost reduction initiatives completed during the first half of 2015.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Gross profit increased during the year ended December 31, 2014 as compared with the prior year, primarily due to increases in gross profit from subscription-based software and other client services revenue, and lower amortization of capitalized software development costs and acquisition-related intangible assets, partially offset by lower gross profit associated with managed services revenue. The increase in professional services gross profit was primarily driven by lower overall utilization of third-party resources to deliver these services. Managed services gross profit decreased primarily due to lower revenue and higher third-party costs.

Gross margin improved slightly during the year ended December 31, 2014 compared with the prior year. The improvement in the gross margin was due to lower overall utilization of third-party resources and a more favorable mix of hardware and third-party software sales, however this improvement was largely offset by increased infrastructure investment and IT service costs in response to increased demand for our subscription-based and hosting solutions.

Selling, General and Administrative Expenses

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Selling, general and administrative expenses	339,175	358,681	419,599	(5.4%)	(14.5%)

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Selling, general and administrative expenses decreased during the year ended December 31, 2015 compared with the year ended December 31, 2014. The primary drivers of these decrease were lower overall personnel-related costs and discretionary spending as a result of continued efforts to streamline our operations and improve operational efficiency, including headcount actions taken during the first half of 2015.  The reduction in selling, general and administrative expenses was also attributable to decreases in stock-based compensation of approximately $5 million and acquisition-related transaction costs of approximately $4 million. These decreases were partially offset by increases in severance and other costs of approximately $10 million, primarily related to headcount actions taken during the first half of 2015 and additional selling, general and administrative expenses of approximately $6 million related to our acquisitions of Oasis Medical Solutions Limited in July 2014 and of a majority interest in a third party in April 2015, compared with the year ended December 31, 2014.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

During the year ended December 31, 2014, selling, general and administrative expenses decreased significantly as compared with the prior year primarily due to reduced severance and other product consolidation costs, mostly associated with the Site Consolidation Plan and the MyWay convergence program, of approximately $38 million and reduced transaction costs associated with the acquisitions of dbMotion and Jardogs of approximately $4 million. These decreases in selling, general and administrative expenses during the year ended December 31, 2014 were partially offset by higher stock-based compensation, which increased approximately $2 million, and additional selling, general and administrative expenses related to our acquisitions of dbMotion, Jardogs and Oasis, which increased expenses by approximately $4 million, when compared with the prior year. The remainder of the decrease in selling, general and administrative expenses during the year ended December 31, 2014 as compared with the prior year was primarily the result of lower personnel costs and discretionary spending as a result of actions in 2013 to consolidate locations and streamline operations.

Research and Development

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Research and development	$184,791	$192,821	$199,751	(4.2%)	(3.5%)

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Research and development expenses decreased by approximately 4% during the year ended December 31, 2015 compared with the prior year, primarily driven by the nature of development efforts in 2015 compared with 2014, which resulted in a higher amount of capitalized software development costs, and lower discretionary spending driven by actions taken during the first two quarters of 2015. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Research and development expenses decreased during the year ended December 31, 2014 compared with the prior year as lower total research and development spending was partially offset by a lower amount of capitalized software development costs. During 2013, we incurred higher personnel-related expenses as we temporarily increased headcount in order to accelerate development efforts, which included efforts to meet demand for solutions that enabled our clients to achieve Meaningful Use standards and comply with other regulatory requirements. During 2014, we continued to invest in strategic research and development projects aimed at improving solution performance, interoperability and innovation across many of our solutions. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects, and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Asset impairment charges	$1,544	$2,390	$11,454	(35.4%)	(79.1%)

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

During the year ended December 31, 2015, we recorded asset impairment charges of approximately $1.2 million associated with a decline in the value of a commercial agreement and wrote-off certain deferred costs that were determined to be unrealizable of approximately $0.3 million. The non-cash asset impairment charges recorded during the year ended December 31, 2014 were primarily the result of our decision to discontinue certain software development projects.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

In order to better serve our clients and the healthcare market, in October 2012 we initiated a MyWay convergence program aimed at converging, over time, our MyWay and Professional Suite small office EHR and practice management systems. We concluded the MyWay convergence program during the second quarter of 2014. As a result, we recorded non-cash charges to earnings of approximately $0.8 million and $5.0 million during the years ended December 31, 2014 and 2013, respectively, related to the write-off of certain deferred costs relating to MyWay, which were determined to be unrealizable. During the year ended December 31, 2014, we also recorded $1.6 million of non-cash capitalized software impairment charges as a result of our decision to discontinue several software development projects, while during the year ended December 31, 2013, we also recorded approximately $6.5 million of software and fixed asset impairment non-cash charges primarily related to product consolidation activities associated with the dbMotion acquisition.

Amortization of Intangible Assets

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Amortization of intangible and acquisition-related assets	$23,172	$31,280	$31,253	(25.9%)	0.1%

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

The decrease in amortization expense for the year ended December 31, 2015 compared with the year ended December 31, 2014 was primarily driven by amortization associated with intangible assets that were fully amortized in 2014. As a result, the year ended December 31, 2014 includes amortization that did not recur during 2015. This impact was partially offset by additional amortization associated with intangible assets acquired as part of our acquisitions of Oasis Medical Solutions Limited in July 2014 and of a majority interest in a third party in April 2015.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Amortization of intangible and acquisition-related assets recognized during the year ended December 31, 2014 was flat compared with 2013. We recognized additional amortization during the year ended December 31, 2014 associated with the intangible assets acquired through the dbMotion, Jardogs and Oasis acquisitions. This impact was largely offset by lower amortization associated with intangible assets that became fully amortized during the year ended December 31, 2013.

Interest Expense

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Interest expense	$31,396	$29,297	$28,055	7.2%	4.4%

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Interest expense during the year ended December 31, 2015 was higher compared with the prior year primarily due to the write-off of approximately $1.4 million of unamortized deferred debt issuance cost during the three months ended September 30, 2015 in connection with amending our existing senior secured credit facility. During the second half of 2015, we also incurred additional interest expense associated with borrowing $100 million under the revolving facility to finance a portion of our investment in NantHealth in June 2015.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Interest expense increased during the year ended December 31, 2014 compared with 2013 primarily due to higher accretion to interest expense of the original issue discount associated with the 1.25% Notes and higher interest cost related to our senior secured credit facility. These increases were partially offset by the write-off of approximately $3.9 million of deferred debt issuance costs associated with our previous senior secured credit facility during the second quarter of 2013 and higher amortization of debt issuance costs during the year ended December 31, 2013, when compared with the year ended December 31, 2014.

Other income, net

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Other income, net	$2,183	$766	$7,310	185.0%	(89.5%)

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Other income, net for the year ended December 31, 2015 consists of miscellaneous receipts and the recognition of unrealized gains from accumulated other comprehensive loss related to our available-for-sale marketable securities that were sold during 2015.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

The decrease in other income, net for the year ended December 31, 2014 is primarily attributable to gains reflected in our results for the year ended December 31, 2013, including a gain of approximately $5 million resulting from the sale of our investment in Humedica, Inc. and a gain of approximately $3 million realized upon the adjustment to fair value of our prior interest in dbMotion, which occurred upon our acquisition of the full remaining interest in dbMotion.

Equity in Net Earnings of Unconsolidated Investments

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Equity in net earnings of unconsolidated investments	$(2,100)	$(398)	$0	NM	NM

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Equity in net earnings of unconsolidated investments represent our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The majority of the amount recognized during the year ended December 31, 2015 relates to our share of the equity loss in NantHealth. We did not have any investments accounted for under the equity method during the year ended December 31, 2013.

Income Tax (Provision) Benefit

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Income tax (provision) benefit	$(2,626)	$1,664	$44,320	NM	(96.2%)
Effective tax rate	460.7%	2.4%	29.9%

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

During the year ended December 31, 2015, we recorded a valuation allowance of $1.7 million for federal net operating loss and credit carryforwards, and foreign and state net operating loss carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate is higher for the year ended December 31, 2015 as compared with the prior year, primarily due to the impact of permanent items, such as non-deductible meals and entertainment and officer compensation, and the impacts of foreign operations on the near break-even pre-tax income for 2015 as compared with the prior year pre-tax loss. On December 18, 2015, the Consolidated Appropriations Act of 2016 was enacted into law, which both reinstated retroactively to January 1, 2015 the research and development credit and made it permanent. Our effective tax rate for 2015 includes the impact of the estimated 2015 credit of $3.0 million. A detailed reconciliation of taxes computed at the statutory federal income tax rate of 35% and the provision for income taxes is set forth in Note 7, “Income Taxes,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Our effective rate is lower for the year ended December 31, 2014 as compared with the prior year, primarily due to the valuation allowance discussed above. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted into law, reinstating retroactively to January 1, 2014 the research and development credit. Our effective tax rate for 2014 includes the impact of the estimated 2014 credit of approximately $3.1 million.

Segment Operations

Overview of Segment Results

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Revenue:
Clinical and Financial Solutions	$1,072,605	$1,079,330	$1,094,177	(0.6%)	(1.4%)
Population Health	296,580	285,383	257,738	3.9%	10.7%
Unallocated Amounts	17,208	13,160	21,146	30.8%	(37.8%)
Total revenue	$1,386,393	$1,377,873	$1,373,061	0.6%	0.4%

Gross Profit:
Clinical and Financial Solutions	$437,229	$415,172	$428,097	5.3%	(3.0%)
Population Health	196,393	192,584	175,572	2.0%	9.7%
Unallocated Amounts	(53,057)	(61,772)	(69,213)	(14.1%)	(10.8%)
Total gross profit	$580,565	$545,984	$534,456	6.3%	2.2%

Income from operations:
Clinical and Financial Solutions	$222,958	$191,716	$186,973	16.3%	2.5%
Population Health	131,414	115,871	108,714	13.4%	6.6%
Unallocated Amounts	(322,489)	(346,775)	(423,288)	(7.0%)	(18.1%)
Total (loss) income from operations	$31,883	$(39,188)	$(127,601)	181.4%	(69.3%)

Clinical and Financial Solutions

Our Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, hosting, revenue cycle management, training and electronic claims administration services.

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Revenue	$1,072,605	$1,079,330	$1,094,177	(0.6%)	(1.4%)
Gross profit	$437,229	$415,172	$428,097	5.3%	(3.0%)
Gross margin %	40.8%	38.5%	39.1%
Income from operations	$222,958	$191,716	$186,973	16.3%	2.5%
Operating margin %	20.8%	17.8%	17.1%

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Clinical and Financial Solutions revenue decreased during the year ended December 31, 2015 compared with the prior year, as a decrease in other client services revenue was only partially offset by an increase in managed services revenue.  The decrease in other client services revenue was primarily attributable to a bigger volume and larger implementation projects that were completed or nearly complete during 2014 when compared to the volume and size of implementation projects completed during 2015. Softer demand for regulatory-driven upgrades as the effective dates of certain regulatory requirements, particularly in the state of New York, were extended in early 2015 and the timing of implementation services revenue recognition associated with a large contract in the second quarter of 2014 also contributed to the decrease in other client services revenue in 2015 compared with 2014. Higher other client services revenue associated with certain international projects partially offset the overall decline in other client services revenue. The increase in managed services revenue was primarily driven by an increase in our client base for such services, including additional revenue associated with expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015, the results of which are consolidated with our financial results from the date of this transaction.

The improvement in gross profit and gross margin during the year ended December 31, 2015 compared with the year ended December 31, 2014 was broad-based across our primary revenue streams and highest in client services. The improved profitability of other client services reflects the effect of cost reduction initiatives completed during the first half of 2015, which resulted in both lower overall third-party resources utilization and internal costs compared with 2014. The effect of the cost reduction initiatives more than offset the unfavorable impact of lower revenue as the volume of new implementation projects during year ended December 31, 2015 only partly offset work performed on several large implementation projects that were completed or nearly complete prior to the start of 2015. We also experienced higher profitability associated with the delivery of managed services from improved operating leverage driven by the increase in our client base for such services. Income from operations and the operating margin also increased during the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily due to the same factors that affected gross profit and gross margin, and lower personnel-related costs, discretionary spending and research and development expenses.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Clinical and Financial Solutions revenue decreased during the year ended December 31, 2014 compared with the prior year driven by decreases in revenue from perpetual software license sales, other client services and maintenance as a result of the continued shift towards a recurring, subscription-based revenue model. We also experienced a decrease in implementation services driven by work performed at reduced rates and fewer net new implementations of our ambulatory and acute solutions. These decreases were partially offset by increases in subscription-based revenue and revenue from managed services solutions, such as outsourcing and remote hosting. Managed services revenue increased during the year ended December 31, 2014 when compared with the prior year, primarily due to additional revenue associated with expanding our outsourcing services at several of our large clients. We also signed new outsourcing and remote hosting agreements, however, revenue associated with these bookings will be recognized as the services are provided over multiple future quarters.

Gross profit and gross margin decreased during the year ended December 31, 2014 when compared with the prior year. The decrease in gross profit was primarily due to the decrease in revenue. The decrease in gross margin was primarily driven by lower profitability from managed services as both our internal labor costs and the costs of third-party outsourcing services remained high relative to revenue as we continued to respond to increased demand for our outsourcing and remote hosting solutions. We also experienced an increase in infrastructure maintenance and IT service costs related to remote hosting client contracts primarily driven by incremental expenses to improve our remote hosting solutions and expand our remote hosting operations into a new facility. The increase in costs was also partially due to an approximately $5 million non-recurring charge related to previously deferred third-party costs within our outsourcing business, which were recognized during 2014. Income from operations and operating margin improved as our selling, general and administrative expenses decreased, primarily as a result of lower personnel costs.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community.

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Revenue	$296,580	$285,383	$257,738	3.9%	10.7%
Gross profit	$196,393	$192,584	$175,572	2.0%	9.7%
Gross margin %	66.2%	67.5%	68.1%
Income from operations	$131,414	$115,871	$108,714	13.4%	6.6%
Operating margin %	44.3%	40.6%	42.2%

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Population Health revenue increased during the year ended December 31, 2015 compared with the prior year. The increase in revenue was primarily driven by higher subscription-based and support and maintenance revenue related to our patient portal interfaces and population health management and post-acute care coordination solutions, as the number of clients that had implemented those solutions increased compared with the prior year. Lower revenue from other client services and perpetual software license sales partially offset the overall increase in the population health segment revenue. During 2014, compared with the current year, we experienced larger volume and greater number of implementations, primarily driven by demand for solutions to meet certain Meaningful Use requirements.

While gross profit increased modestly, gross margin decreased during the year ended December 31, 2015 compared with the prior year. The decrease in gross margin was primarily due to unfavorable operating leverage as other client services costs remained elevated relative to the decrease in other client services revenue. Income from operations and operating margin percentage increased during the year ended December 31, 2015 compared with the prior year, primarily due to lower selling, general and administrative expenses and research and development expenses.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Population Health revenue increased during the year ended December 31, 2014 compared with the prior year as higher subscription-based, support and maintenance, and other client services revenue were partially offset by a decrease in perpetual software license sales. These increases were primarily attributable to increasing demand during 2014 for our population health solutions, driven in part by demand for solutions to meet certain Meaningful Use requirements. The decrease in perpetual software license sales was due to a larger mix of subscription-based solutions sold in 2014 compared with 2013.

Gross profit increased during the year ended December 31, 2014 compared with the prior year, reflecting the increase in revenue. Gross margin decreased during 2014 compared with 2013 primarily due to higher internal labor costs to meet increased demand for installation services, partially offset by higher margins from sales of dbMotion’s community health solutions, which were resold by us prior to our acquisition of dbMotion in March 2013. Operating margin decreased during the year ended December 31, 2014 due to higher selling, general and administrative expenses, when compared with the year ended December 31, 2013.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenue acquired in a business acquisition. We exclude the amortization of intangible assets, stock-based compensation, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not allocated to our reportable segments because they are not part of the operating segment data provided to our CODM and are, therefore, included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware.

				2015%	2014%
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Revenue	$17,208	$13,160	$21,146	30.8%	(37.8%)
Gross profit	$(53,057)	$(61,772)	$(69,213)	(14.1%)	(10.8%)
Gross margin %	NM	NM	NM
Income (loss) from operations	$(322,489)	$(346,775)	$(423,288)	(7.0%)	(18.1%)
Operating margin %	NM	NM	NM

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period.

Unallocated expenses decreased by approximately $24 million during the year ended December 31, 2015 compared with the year ended December 31, 2014. This decrease reflects the impact of continued cost reduction initiatives aimed at improving our operational efficiency and reducing discretionary spending. Unallocated expenses also decreased driven by declines in transaction-related and product consolidation costs, including those associated with the convergence of our MyWay and Professional Suite ambulatory solutions, of approximately $8 million; deferred revenue-related and other adjustments of approximately $12 million; stock-based compensation of approximately $3 million; amortization of intangible assets of approximately $8 million; and non-cash impairment charges of approximately $1 million. Partially offsetting these decreases were higher severance and other costs of approximately $7 million during the year ended December 31, 2015 compared with the year ended December 31, 2014.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

During the year ended December 31, 2014, revenue decreased compared with the prior year, primarily due to lower hardware sales. The decrease in hardware sales was primarily attributable to the continued shift to hosted subscription-based agreements, which resulted in lower hardware sales, which are typically associated with on-premises implementations. Additionally, deferred revenue-related and other adjustments, primarily associated with the dbMotion acquisition, were higher during the year ended December 31, 2014, when compared with the prior year.

Unallocated expenses decreased by approximately $77 million during the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to decreases in severance and other product consolidation costs, including those associated with the Site Consolidation Plan and the MyWay convergence program, of approximately $45 million; non-cash asset impairment charges of approximately $9 million; transaction-related costs, which were mostly related to the dbMotion acquisition, of approximately $4 million; amortization of intangible assets of approximately $6 million; bad debt expense of approximately $4 million; and professional services expenses of approximately $3 million. Partially offsetting these decreases were higher stock-based compensation of approximately $2 million and deferred revenue-related and other adjustments of approximately $2 million.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of December 31,
(In millions)	2015	2014	% Change
Software delivery, support and maintenance	$2,151	$1,999	7.6%
Client services	1,500	1,433	4.7%
Total contract backlog	$3,651	$3,432	6.4%

Total contract backlog as of December 31, 2015 was higher compared with December 31, 2014, primarily due to an increase in bookings related to subscription-based agreements and managed services, such as outsourcing, remote hosting and revenue cycle management. The revenue associated with these types of agreements and contracts is recognized over an extended period of time based on the subscription term or contract period. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations. We estimate that approximately 35% of our aggregate contract backlog as of December 31, 2015 will be recognized as revenue during 2016.

We estimate that the aggregate contract backlog as of December 31, 2015 will be recognized as revenue in future years as follows:

Year Ended December 31,	(Percentage of Total Backlog)
2016	35%
2017	20%
2018	15%
2019	10%
2020	5%
Thereafter	15%
Total	100%

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of December 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $117 million and available borrowing capacity of approximately $449 million under our revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

				2015 $	2014 $
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Net loss	$(2,056)	$(66,453)	$(104,026)	$64,397	$37,573
Non-cash adjustments to net loss	197,287	219,802	180,910	(22,515)	38,892
Cash impact of changes in operating assets and liabilities	16,348	(49,853)	4,103	66,201	(53,956)
Net cash provided by operating activities	$211,579	$103,496	$80,987	$108,083	$22,509

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Net cash provided by operating activities increased by approximately $108 million during the year ended December 31, 2015 compared with the prior year. This increase reflects the beneficial impact of the steps we took since 2013 to streamline our organizational structure, cut long-term costs, reduce discretionary spending and improve efficiency as evidenced by the decrease in our net loss for the year ended December 31, 2015 compared with the prior year. In addition, during 2014 we paid client upgrade costs associated with the convergence of our MyWay and Professional Suite ambulatory solutions, which did not recur during 2015. During 2014, we also paid higher employee severance, relocation and lease costs associated with the closure of several offices as well as higher commission and incentive-based payments.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net cash provided by operating activities increased by approximately $23 million during the year ended December 31, 2014 when compared with the year ended December 31, 2013. This increase was primarily driven by the overall improvement in our results of operations as we took steps to streamline our organizational structure, cut long-term costs, and improve efficiency. Further contributing to the increase in net cash provided by operating activities was lower integration services spending associated with the MyWay convergence program and lower research and development expenses when compared with the prior year. Partially offsetting these factors were higher commission and bonus payments, due to higher bookings during 2014 when compared with 2013, and payments of approximately $14 million during 2014 in connection with the resolution of certain legal claims.

Investing Cash Flow Activities

				2015 $	2014 $
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Capital expenditures	$(18,322)	$(26,438)	$(74,130)	$8,116	$47,692
Capitalized software	(49,264)	(40,661)	(42,026)	(8,603)	1,365
Purchase of controlling interest, net of cash acquired	(9,372)	(20,180)	(148,875)	10,808	128,695
Purchases of non-marketable securities, other investments and related intangible assets	(215,786)	(21,544)	0	(194,242)	(21,544)
Sales and maturities of marketable securities and other investments	3,763	50	12,891	3,713	(12,841)
Proceeds received from sale of fixed assets	15	85	0	(70)	85
Net cash used in investing activities	$(288,966)	$(108,688)	$(252,140)	$(180,278)	$143,452

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Net cash used in investing activities increased during the year ended December 31, 2015 compared with the prior year, primarily due to our investment in NantHealth of approximately $200 million. During 2015 we also acquired a majority interest in a third party, net of cash acquired, for approximately $9 million and repaid an external loan of the third party for approximately $9 million. In addition, during 2015, we sold our remaining outstanding marketable securities and received proceeds of approximately $1 million, and received approximately $2 million from the final distribution of escrow funds related to the sale of our investment in Humedica, Inc. in 2013. Our capital spending during 2014 was higher compared with 2015 primarily due to software purchases in connection with the renewal of software licenses with some of our key software providers and enhancements to our IT infrastructure. The increase in capitalized software was primarily driven by the nature of development efforts in 2015 compared with 2014, which resulted in a higher amount of capitalized software development costs.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net cash used in investing activities decreased during the year ended December 31, 2014 compared with the year ended December 31, 2013, primarily due to lower cash outflows for business acquisitions and capital spending. During the year ended December 31, 2014, we acquired Oasis for approximately $20 million; while during the year ended December 31, 2013, we paid approximately $163 million, less $14 million of cash acquired from dbMotion, as part of the overall purchase considerations for dbMotion and Jardogs. In addition, during the year ended December 31, 2014, we acquired certain non-marketable equity securities issued by four separate third parties, for total cash consideration of approximately $21 million; while during the year ended December 31, 2013, we received cash proceeds of approximately $12 million from the sale of our investment in Humedica, Inc. The decrease in capital spending was primarily driven by lower expenditures related to our information systems infrastructure as we completed a major upgrade to our integrated enterprise resource planning (“ERP”) system in the third quarter of 2013.

Financing Cash Flow Activities

				2015 $	2014 $
	Year Ended December 31,			Change	Change
(In thousands)	2015	2014	2013	from 2014	from 2013
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	$0	$0	$336,662	$0	$(336,662)
Purchase of call option related to 1.25% senior cash convertible notes	0	0	(82,800)	0	82,800
Proceeds from issuance of warrants, net of issuance costs	0	0	51,208	0	(51,208)
Proceeds from sale or issuance of common stock	103,631	1,487	11,447	102,144	(9,960)
Excess tax benefits from stock-based compensation	644	0	3,887	644	(3,887)
Taxes paid related to net share settlement of equity awards	(7,062)	(10,400)	(9,732)	3,338	(668)
Payments on debt instruments	(239,109)	(97,331)	(610,051)	(141,778)	512,720
Credit facility borrowings	284,161	101,964	460,983	182,197	(359,019)
Payments of acquisition financing obligations	0	0	(29,671)	0	29,671
Net cash provided by (used in) financing activities	$142,265	$(4,280)	$131,933	$146,545	$(136,213)

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Net cash provided by financing activities increased during the year ended December 31, 2015 compared with the prior year, primarily due to $100 million borrowed under our revolving credit facility to partially finance our $200 million investment in NantHealth and $100 million in proceeds from the sale of our common stock and warrants to Nant Capital, LLC during the year ended December 31, 2015. During the three months ended September 30, 2015, we entered into the 2015 Credit Agreement to refinance the outstanding borrowings under our prior senior secured credit facility. Our overall borrowings under our senior secured credit facility did not change as a result of the refinance transaction.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

During the year ended December 31, 2014, we had net cash outflows from financing activities; while during the year ended December 31, 2013, we had net cash inflows. The change in our net cash flows from financing activities was primarily due to two significant financing initiatives and the acquisitions of dbMotion and Jardogs, all of which were completed in 2013. The financing initiatives consisted of the issuance of the 1.25% Notes and the refinancing of our credit facility. The net proceeds from the issuance of the 1.25% Notes, including the related cash flows from the purchase of the 1.25% Call Option and the issuance of the 1.25% Warrants, were substantially used to fund our acquisition financing obligations arising from our acquisition of dbMotion and to reduce borrowings outstanding under our prior credit facility. During the year ended December 31, 2014, we had lower cash proceeds from stock option exercises, which are dependent on a number of factors outside of our control, including the price of our common stock and overall market volatility.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes, the Senior Secured Credit Facility (as defined below) as of December 31, 2015:

(In thousands)	Total	2016	2017	2018	2019	2020
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$345,000
Senior Secured Credit Facility	346,875	12,500	15,625	28,125	40,625	250,000
Other debt	183	183	0	0	0	0
Total principal payments	692,058	12,683	15,625	28,125	40,625	595,000
Interest payments:
1.25% Cash Convertible Senior Notes (1)	21,565	4,313	4,313	4,313	4,313	4,313
Senior Secured Credit Facility (2)	39,508	9,642	9,339	8,847	8,052	3,628
Total interest payments	61,073	13,955	13,652	13,160	12,365	7,941
Total future debt payments	$753,131	$26,638	$29,277	$41,285	$52,990	$602,941

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on December 31, 2015, which was 2.42%.

1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of the 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the 1.25% Notes Call Spread Overlay (as described below) and transaction costs.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1 and July 1 of each year, at a fixed annual rate of 1.25% which commenced on January 1, 2014. The 1.25% Notes will mature on July 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

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

The reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the 1.25% Notes, which extends through their maturity date of July 1, 2020. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes is 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2015, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of four and a half years. As of December 31, 2015, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes principal amount.

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

1.25% Notes Call Spread Overlay

Also in June 2013, concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers (collectively, the ‘Option Counterparties”) of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million for the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instrument and is discussed further in Note 11, “Derivative Financial Instruments,” of the Notes to our consolidated financial statements. The 1.25% Warrants are equity instruments and are further discussed in Note 9, “Stockholders’ Equity,” of the Notes to our consolidated financial statements.

Aside from the initial payment of a premium to the counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the Option Counterparties under the 1.25% Call Option, and, subject to the terms and conditions thereof, will be entitled to receive from the Option Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.25% Call Option during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes of $17.19 per share of common stock. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period under the 1.25% Warrants, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.25% Warrants are exercised. Pursuant to the 1.25% Warrants transactions, we issued 20,074,481 warrants with a strike price of $23.1350 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

Senior Secured Credit Facility Amendment

On September 30, 2015, we entered into a Replacement Facility Amendment (the “2015 Credit Agreement”) to our existing Credit Agreement, dated as of June 28, 2013, as amended on June 8, 2015, with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent. The 2015 Credit Agreement provides for a $250 million senior secured term loan (the “Term Loan”) and a $550 million senior secured revolving facility (the “Revolving Facility”), each with a five year term (collectively the “Senior Secured Credit Facility”). These amounts represent increases in total borrowing limits of $25 million and $125 million, respectively, compared with our existing Credit Agreement. The Term Loan is repayable in quarterly installments which commenced on December 31, 2015 and end on September 30, 2020. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies.

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

Borrowings under the Senior Secured Credit Facility bear interest, at our option, at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in United States dollars, subject to availability to all affected lenders, 7 days (as selected by us), appearing on pages LIBOR01, LIBOR02, EURIBOR01, as applicable, or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for United States dollars for a one month interest period plus 1.0% (the “Base Rate”), plus, in each case, the applicable margin.  The initial applicable interest rate margin for Base Rate borrowings is 1.25%, and for Eurocurrency Rate borrowings is 2.25%.  Since September 30, 2015, the applicable interest rate margins are determined from a pricing table and will depend upon our total leverage ratio.  The applicable interest rate margins under the 2015 Credit Agreement for Base Rate borrowings range from 0.00% to 1.25% and for Eurocurrency Rate loans range from 1.00% to 2.25%. These ranges are 50 basis points lower at each level of the leverage-based pricing grid compared with our existing Credit Agreement.

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

As of December 31, 2015, approximately $246.9 million under the Term Loan, $100.0 million under the Revolving Facility, and $0.7 million in letters of credit were outstanding under the 2015 Credit Agreement. As of December 31, 2015, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.00%, which totaled 2.42%. We were in compliance with all covenants under the Senior Secured Credit Facility agreement as of December 31, 2015.

As of December 31, 2015, we had approximately $449.3 million available, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

In November 2015, our Board authorized a stock repurchase program under which we may repurchase up to $150 million of our common stock through December 31, 2018. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. No shares were repurchased under this program during the year ended December 31, 2015.

We are currently in the fifth year of a ten-year agreement with Atos (f/k/a Xerox Consultant Services) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the year ended December 31, 2015, we incurred approximately $67 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

During 2015, we completed renegotiations with Atos and our other largest remote hosting partner to improve the operating cost structure of our hosting operations. As a result of these renegotiations, we anticipate reductions in our projected future base service payments, which we began to realize during the second half of 2015 and will continue to realize during 2016.

Our total investment in research and development efforts during 2016 is expected to increase compared with 2015 as we begin to build and expand our capabilities in emerging areas of health care, such as precision medicine and population health analytics. Our total spending consists of research and development costs directly recorded to expense and also includes capitalized software development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Research and development costs directly recorded to expense	$184,791	$192,821	$199,751
Capitalized software development costs	49,264	40,661	42,026
Total non-GAAP R&D-related spending	$234,055	$233,482	$241,777
Total revenue	$1,386,393	$1,377,873	$1,373,061
Total non-GAAP R&D-related spending as a % of total revenue	17%	17%	18%

During 2016 and in the future, we plan to continue to invest in targeted improvements to our information systems infrastructure. In addition, we plan to acquire computer hardware and software in order to add data management capacity related to our subscription-based and hosting solutions. Our capital spending during the year ended December 31, 2013 included costs associated with the completion of a significant upgrade to our integrated ERP system and accelerated spending on certain software development efforts. As a result, our capital spending during the years ended December 31, 2015 and 2014 was lower when compared with our capital spending during the year ended December 31, 2013.

We believe that our cash, cash equivalents and marketable securities of $117 million as of December 31, 2015, our future cash flows, and our borrowing capacity under our Revolving Facility, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We enter into obligations with third parties in the ordinary course of business. The following table summarizes our significant contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash in future periods, assuming all obligations reach maturity. We do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from the sale of our products and services that are not reflected in the following table.

		Payments due by period
(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Balance sheet obligations: (1)
Debt:
Principal payments	$692,058	$12,683	$15,625	$28,125	$40,625	$595,000	$0
Interest payments	61,073	13,955	13,652	13,160	12,365	7,941	0
Capital leases	1,133	546	471	110	6	0	0

Other obligations: (2)
Non-cancelable operating leases	110,201	17,361	14,667	11,739	10,789	9,078	46,567
Purchase obligations (3)	91,569	43,383	29,429	10,906	4,664	1,540	1,647
Agreement with Atos	392,069	57,035	60,119	63,200	63,302	63,500	84,913
Other contractual obligations (4)	667	667	0	0	0	0	0
Total contractual obligations	$1,348,770	$145,630	$133,963	$127,240	$131,751	$677,059	$133,127

(1)

Our liability for uncertain tax positions was $12 million as of December 31, 2015. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have also excluded net deferred tax liabilities of $20 million from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

(2)	We have no off balance sheet arrangements as defined in Item 303 of Regulation S-K as of December 31, 2015.
(3)	Purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.
(4)

We have letters of credit outstanding under our 2015 Credit Agreement. The letters of credit are provided as security for a corporate facilities lease and to support workers’ compensation insurance policies. As of December 31, 2015, no amounts had been drawn on the letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily changes in United States interest rates and changes in LIBOR, and primarily due to our borrowing under the Senior Secured Credit Facility. Based on our balance of $347 million of debt under the Senior Secured Credit Facility as of December 31, 2015, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $3 million.

We have global operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2015 have not had a material impact on our financial position or operating results. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. An exception to this is our development center in India, where we are required to make payments in local currency but which we fund in United States dollars. In 2015, we entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of December 31, 2015, there were 36 forward contracts outstanding that were staggered to mature monthly starting in January 2016 and ending in December 2017. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2017. As of December 31, 2015, the notional amounts of outstanding forward contracts ranged from 20 million to 170 million INR, or the equivalent of $0.3 million to $2.6 million United States dollars, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2015. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future. The forward contracts did not have a material impact on our financial position or results of operations during the year ended December 31, 2015.

We continually monitor our exposure to foreign currency fluctuations and may use additional derivative financial instruments and hedging transactions in the future if, in our judgment, circumstances warrant. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allscripts Healthcare Solutions, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of debt issuance costs and deferred income taxes.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc.:

We have audited the internal control over financial reporting of Allscripts Healthcare Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 26, 2016

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allscripts Healthcare Solutions, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows of Allscripts Healthcare Solutions, Inc. for the year ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Allscripts Healthcare Solutions, Inc.’s operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 3, 2014

except for the change in presentation

of revenue and cost of revenue

described in Change in Presentation, Note 1

and the change in segment presentation

described in Note 13, as to which the date is

February 26, 2016

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$116,873	$53,173
Accounts receivable, net of allowance of $31,266 and $36,047 as of December 31, 2015 and 2014, respectively	327,851	331,625
Prepaid expenses and other current assets	93,622	102,392
Total current assets	538,346	487,190
Long-term marketable securities	0	1,305
Fixed assets, net	125,617	145,830
Software development costs, net	85,775	86,153
Intangible assets, net	347,646	403,362
Goodwill	1,222,601	1,200,746
Deferred taxes, net	2,298	1,984
Other assets	359,665	137,760
Total assets	$2,681,948	$2,464,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,004	$70,824
Accrued expenses	62,021	78,967
Accrued compensation and benefits	62,398	51,062
Deferred revenue	315,925	293,022
Current maturities of long-term debt and capital lease obligations	12,609	27,498
Total current liabilities	512,957	521,373
Long-term debt	612,405	539,193
Deferred revenue	20,273	23,168
Deferred taxes, net	22,164	21,119
Other liabilities	95,076	75,257
Total liabilities	1,262,875	1,180,110
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2015 and 2014; 266,545 and 189,308 shares issued and outstanding as of December 31, 2015, respectively; 265,138 and 180,466 shares issued and outstanding as of December 31, 2014, respectively	2,665	2,651
Treasury stock: at cost, 77,237 and 84,672 shares as of December 31, 2015 and 2014, respectively	(189,753)	(278,036)
Additional paid-in capital	1,789,449	1,749,593
Accumulated deficit	(190,235)	(188,009)
Accumulated other comprehensive loss	(4,242)	(1,979)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,407,884	1,284,220
Non-controlling interest	11,189	0
Total stockholders’ equity	1,419,073	1,284,220
Total liabilities and stockholders’ equity	$2,681,948	$2,464,330

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Revenue:
Software delivery, support and maintenance	$918,430	$907,343	$918,686
Client services	467,963	470,530	454,375
Total revenue	1,386,393	1,377,873	1,373,061
Cost of revenue:
Software delivery, support and maintenance	291,804	312,898	325,471
Client services	432,038	437,776	427,933
Amortization of software development and acquisition-related assets	81,986	81,215	85,201
Total cost of revenue	805,828	831,889	838,605
Gross profit	580,565	545,984	534,456
Selling, general and administrative expenses	339,175	358,681	419,599
Research and development	184,791	192,821	199,751
Asset impairment charges	1,544	2,390	11,454
Amortization of intangible and acquisition-related assets	23,172	31,280	31,253
Income (loss) from operations	31,883	(39,188)	(127,601)
Interest expense	(31,396)	(29,297)	(28,055)
Other income, net	2,183	766	7,310
Equity in net earnings of unconsolidated investments	(2,100)	(398)	0
Income (loss) before income taxes	570	(68,117)	(148,346)
Income tax (provision) benefit	(2,626)	1,664	44,320
Net loss	$(2,056)	$(66,453)	$(104,026)
Less: Net income attributable to non-controlling interest	(170)	0	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(2,226)	$(66,453)	$(104,026)
Loss per share - basic and diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.01)	$(0.37)	$(0.59)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net loss	$(2,056)	$(66,453)	$(104,026)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,381)	(529)	$(2,482)
Change in unrealized gains on marketable securities	(228)	25	10
Change in fair value of derivatives qualifying as cash flow hedges	424	458	1,076
Other comprehensive loss before income tax expense	(2,185)	(46)	(1,396)
Income tax expense related to items in other comprehensive loss	(78)	(188)	(425)
Total other comprehensive loss	(2,263)	(234)	(1,821)
Comprehensive loss	(4,319)	(66,687)	(105,847)
Less: Comprehensive income attributable to non-controlling interest	(170)	0	0
Comprehensive loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(4,489)	$(66,687)	$(105,847)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2015	2014	2013
Number of Common Shares Issued
Balance at beginning of year	265,138	263,474	257,087
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,407	1,664	2,564
Issuance of common stock for acquisition of dbMotion	0	0	3,823
Balance at end of year	266,545	265,138	263,474
Common Stock
Balance at beginning of year	$2,651	$2,635	$2,571
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	14	16	26
Issuance of common stock for acquisition of dbMotion	0	0	38
Balance at end of year	$2,665	$2,651	$2,635
Number of Treasury Stock Shares Purchased
Balance at beginning of year	(84,672)	(84,672)	(84,672)
Issuance of treasury stock to Nant Capital, LLC	7,435	-	-
Balance at end of year	(77,237)	(84,672)	(84,672)
Treasury Stock
Balance at beginning of year	$(278,036)	$(278,036)	$(278,036)
Issuance of treasury stock to Nant Capital, LLC	88,283	-	-
Balance at end of year	$(189,753)	$(278,036)	$(278,036)
Additional Paid-In Capital
Balance at beginning of year	$1,749,593	$1,716,847	$1,577,260
Stock-based compensation	31,961	37,295	36,252
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(3,445)	(6,969)	2,479
Tax deficiency realized upon exercise of stock-based awards	(2,920)	(123)	0
Excess tax benefit realized upon exercise of stock-based awards	0	0	335
Issuance of common stock for acquisition of dbMotion	0	0	48,023
Issuance of treasury stock to Nant Capital, LLC	10,017	0	0
Warrants issued	4,243	2,543	52,498
Balance at end of year	$1,789,449	$1,749,593	$1,716,847
Accumulated Deficit
Balance at beginning of year	$(188,009)	$(121,556)	$(17,530)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	(2,226)	(66,453)	(104,026)
Balance at end of year	$(190,235)	$(188,009)	$(121,556)
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of year	$(1,979)	$(1,745)	$76
Foreign currency translation adjustments, net	(2,381)	(529)	(2,482)
Unrecognized gain on derivatives qualifying as cash flow hedges, net of tax	258	279	655
Unrecognized gain on marketable securities, net of tax	(140)	16	6
Balance at end of year	$(4,242)	$(1,979)	$(1,745)
Non-controlling interest
Balance at beginning of year	$0	$0	$0
Acquisition of non-controlling interest	11,019	0	0
Net income attributable to non-controlling interest	170	0	0
Balance at end of year	$11,189	$0	$0
Total Stockholders’ Equity at beginning of year	$1,284,220	$1,318,145	$1,284,341
Total Stockholders’ Equity at end of year	$1,419,073	$1,284,220	$1,318,145

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net loss	$(2,056)	$(66,453)	$(104,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	161,011	174,263	178,815
Stock-based compensation expense	34,663	39,254	37,010
Excess tax benefits from stock-based compensation	(644)	0	(3,887)
Deferred taxes	(2,206)	(56)	(43,880)
Asset impairment charges	1,544	2,390	11,454
Other losses, net	2,919	3,951	1,398
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	3,215	(14,644)	(7,705)
Prepaid expenses and other assets	17,614	(7,038)	(23,481)
Accounts payable	(11,953)	(1,944)	23,794
Accrued expenses	(22,974)	(22,767)	(4,552)
Accrued compensation and benefits	10,257	(29,544)	33,482
Deferred revenue	20,372	33,109	(1,573)
Other liabilities	(183)	(7,025)	(15,862)
Net cash provided by operating activities	211,579	103,496	80,987
Cash flows from investing activities:
Capital expenditures	(18,322)	(26,438)	(74,130)
Capitalized software	(49,264)	(40,661)	(42,026)
Purchase of controlling interest, net of cash acquired	(9,372)	(20,180)	(148,875)
Purchases of non-marketable securities, other investments and related intangible assets	(215,786)	(21,544)	0
Sales and maturities of marketable securities and other investments	3,763	50	12,891
Proceeds received from sale of fixed assets	15	85	0
Net cash used in investing activities	(288,966)	(108,688)	(252,140)
Cash flows from financing activities:
Proceeds from issuance 1.25% senior cash convertible notes, net of issuance costs	0	0	336,662
Purchase of call option related to 1.25% senior cash convertible notes	0	0	(82,800)
Proceeds from issuance of warrants, net of issuance costs	0	0	51,208
Proceeds from sale or issuance of common stock	103,631	1,487	11,447
Excess tax benefits from stock-based compensation	644	0	3,887
Taxes paid related to net share settlement of equity awards	(7,062)	(10,400)	(9,732)
Payments of capital lease obligations	(598)	(455)	(458)
Payments of acquisition financing obligations	0	0	(29,671)
Credit facility payments	(238,511)	(96,876)	(609,593)
Credit facility borrowings	284,161	101,964	460,983
Net cash provided by (used in) financing activities	142,265	(4,280)	131,933
Effect of exchange rate changes on cash and cash equivalents	(1,178)	(309)	(1,782)
Net increase (decrease) in cash and cash equivalents	63,700	(9,781)	(41,002)
Cash and cash equivalents, beginning of period	53,173	62,954	103,956
Cash and cash equivalents, end of period	$116,873	$53,173	$62,954

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries and majority-owned affiliate. All significant intercompany balances and transactions have been eliminated. Investments in less than majority-owned entities where we have significant influence are accounted for under the equity method. The earnings from certain investments accounted for using the equity method are included in our results of operation based on a reporting lag of up to three months from our year end. Each of the terms “we,” “us,” “our” or the “Company” as used herein refers collectively to Allscripts Healthcare Solutions, Inc., its wholly-owned subsidiaries and majority-owned affiliate, unless otherwise stated.

Change in Presentation

In 2015, we adopted a revised presentation of revenue and the associated cost of revenue in our consolidated statements of operations, which we believe is better aligned with and representative of the amount and profitability of our overall software and services revenue streams, as well as with the way we manage our business, review our operating performance and market our products. In recent years, we have experienced a continued shift in customer preferences from up-front software license agreements, and associated support and maintenance, to subscription-based agreements. Under our previous presentation, the revenue and cost of revenue of each of these types of agreements were reported under separate revenue categories. By combining these separate revenue categories, we believe that our revised presentation better reflects the overall trend in our software delivery, support and maintenance revenue.

Under the revised presentation, revenue is reported based on two categories: (i) software delivery, support and maintenance, and (ii) client services. Previously, revenue was presented based on four categories: system sales, professional services, maintenance, and transaction processing and other. Software delivery, support and maintenance revenue consists of our previous system sales, maintenance and transaction processing and other revenue categories, excluding outsourcing and remote hosting managed services revenue previously included in transaction processing and other revenue. Client services revenue consists of our previous professional services category and outsourcing and remote hosting managed services revenue previously included in transaction processing and other revenue. The comparable 2014 and 2013 periods were revised for the new presentation. Total revenue and cost of revenue previously reported for the years ended December 31, 2014 and 2013 were not affected by this change in presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Revenue Recognition

Revenue represents the fair value of consideration received or receivable from clients for goods and services provided by us. Software delivery revenue consists of all of our proprietary software sales (either as a perpetual license sale or under a subscription delivery model), transaction-related revenue and the resale of hardware. Support and maintenance revenue consists of revenue from post contract client support and maintenance services. Client services revenue consists of revenue from managed services solutions, such as remote hosting, outsourcing and revenue cycle management, as well as other client services or project-based revenue from implementation, training and consulting services. For some clients, we remotely host the software applications licensed from us using our own or third-party servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

Revenue from software licensing arrangements where the service element is not considered essential to the functionality of the other elements of the arrangement is recognized upon delivery of the software or as services are performed, provided persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value (“VSOE”), which is based upon the price the client is required to pay when the element is sold separately or renewed. For arrangements in which VSOE only exists for the undelivered elements, the delivered elements (generally software licenses) are accounted for using the residual method.

Revenue from software licensing arrangements, where the service element is considered essential to the functionality of the other elements of the arrangement, is accounted for on an input basis under the percentage of completion accounting method using actual hours worked as a percentage of total expected hours required by the arrangement, provided that persuasive evidence of an arrangement exists, fees are considered fixed or determinable, and collection of the receivable is probable. Maintenance and support associated with these agreements is recognized over the term of the support agreement based on VSOE of the maintenance revenue, which is based upon contractual renewal rates. For presentation in the statement of operations, consideration from agreements accounted for under the percentage of completion accounting method is allocated between software delivery and client services revenue based on VSOE of our hourly services rate multiplied by the amount of hours performed with the residual amount allocated to the software license fee.

Fees related to software-as-a-service (“SaaS”) arrangements are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to clients. These arrangements include client services fees related to the implementation and set-up of our solutions and are typically billed upfront and recorded as deferred revenue until our solutions are made available to the client. The implementation and set-up fees are recognized as revenue ratably over the estimated client relationship period. The estimated length of a client relationship period is based on our experience with client contract renewals and consideration of the period over which such clients use our SaaS solutions.

Software remote hosting services are provided to clients that have purchased a perpetual license to our software solutions and contracted with us to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the remote hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. Remote hosting services are not deemed to be essential to the functionality of the software or other elements of the arrangement; accordingly, for these arrangements, we recognize software license fees as software delivery revenue upon delivery, assuming all other revenue recognition criteria have been met, and separately recognize fees for the remote hosting services as client services revenue over the term of the remote hosting arrangement.

We also enter into multiple-element arrangements that may include a combination of various software-related and non-software-related products and services. Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements, and the timing of revenue recognition, among others. In such arrangements, we first allocate the total arrangement consideration based on a selling price hierarchy at the inception of the arrangement. The selling price for each element is based upon the following selling price hierarchy: VSOE, if available, third-party evidence of fair value if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence of fair value is available (discussion as to how we determine VSOE, third-party evidence of fair value and estimated selling price is provided below). Upon allocation of the arrangement consideration to the software elements as a whole and individual non-software elements, we then further allocate consideration within the software group to the respective elements following higher-level, industry-specific guidance and our policies described above. After the arrangement consideration has been allocated to the various elements, we account for each respective element in the arrangement as described above.

To determine the selling price in multiple-element arrangements, we establish VSOE using the price charged for a deliverable when sold separately and contractual renewal rates for maintenance fees. For non-software multiple element arrangements, third-party evidence of fair value is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated clients. If we are unable to determine the selling price because VSOE or third-party evidence of fair value does not exist, we determine an estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, client demand, internal costs and overall economic trends. The determination of an estimated selling price is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future. These events could result in changes to our determination of VSOE, third-party evidence of fair value and estimated selling price. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and client data may result in a requirement to either separate or combine deliverables, such that a delivered item could now meet the separation criteria and qualify as a separate unit of accounting, which may lead to an upward or downward adjustment to the amount of revenue recognized under the arrangement on a prospective basis.

We assess whether fees are considered fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our payment arrangements with clients typically include milestone-based software license fee payments and payments based upon delivery for services and hardware.

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

Maintenance fees are recognized ratably over the period of the contract based on VSOE, which is based upon contractual renewal rates. Revenue from electronic data interchange services is recognized as services are provided and is determined based on the volume of transactions processed or estimated selling price.

We provide outsourcing services to our clients under arrangements that typically range from three to ten years in duration. Under these arrangements we assume full, partial or transitional responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. Revenue from these arrangements is recognized subsequent to the transition period as services are performed.

Revenue is recognized net of any taxes collected from clients and subsequently remitted to governmental authorities. We record as revenue any amounts billed to clients for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

We record reimbursements for out-of-pocket expenses incurred as client services revenue in our consolidated statements of operations. These amounts totaled:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Reimbursements for out-of-pocket expenses incurred	$12,873	$16,251	$18,445

The following table summarizes revenue earned on contracts in excess of billings, both the current and non-current portions, which are included in the balances of accounts receivable and other assets, respectively, in our consolidated balance sheets. Billings are expected to occur according to the contract terms.

	December 31,
(In thousands)	2015	2014
Revenue earned on contracts in excess of billings
Unbilled revenue (current)	$68,444	$42,818
Unbilled revenue (long-term)	0	618
Total revenue earned on contracts in excess of billings	$68,444	$43,436

Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of the following three categories:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 investments in the past included money market funds valued daily by the fund companies, and the valuation is based on the publicly reported net asset value of each fund. There were no outstanding money market funds investments as of December 31, 2015 and 2014.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 non-derivative investments include marketable securities, which consist of mortgage and asset-backed bonds. We sold all of our marketable securities during the three months ended March 31, 2015. Prior to the sale, marketable securities were recorded at fair value determined using a market approach, based on prices and other relevant information generated by market transactions involving identical or comparable assets which are considered to be Level 2 inputs. Our Level 2 derivative financial instruments include foreign currency forward contracts valued based upon observable values of spot and forward foreign currency exchange rates. Refer to Note 11, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprised of the 1.25% Call Option (as defined in Note 11, “Derivative Financial Instruments”) asset and the 1.25% Notes embedded cash conversion option liability. Refer to Note 11, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments. These derivatives are not actively traded and are valued based on an option pricing model that uses as inputs both observable and unobservable market data. Significant market data inputs used to determine the fair values as of December 31, 2015 and 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.25% Call Option asset and the 1.25% Notes embedded cash conversion option liability were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity associated with changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	December 31, 2015				December 31, 2014
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	Long-term marketable securities	$0	$0	$0	$0	$0	$1,305	$0	$1,305
1.25% Call Option	Other assets	0	0	80,208	80,208	0	0	57,091	57,091
1.25% Embedded cash conversion option	Other liabilities	0	0	(81,210)	(81,210)	0	0	(57,839)	(57,839)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	424	0	424	0	0	0	0
Total		$0	$424	$(1,002)	$(578)	$0	$1,305	$(748)	$557

During 2014, we acquired certain non-marketable equity securities of four third parties and entered into new, or amended existing, commercial agreements with each of those third parties to license and distribute their products and services, for a total consideration of approximately $21.1 million. The equity investments and the commercial agreements were valued at approximately $19.2 million and $1.9 million, respectively. Three of the equity investments acquired during 2014 are accounted for under the cost method, and one of the equity investments is accounted for under the equity method. During 2015, we invested an additional $0.3 million in one of the third parties and exercised warrants to acquire a new investment of approximately $1.0 million in another third party. Both of these additional investments are accounted for under the equity method. The carrying values of the cost method investments were approximately $17.8 million as of both December 31, 2015 and 2014. The carrying values of the equity method investments were approximately $2.5 million and $1.0 million, respectively, as of December 31, 2015 and 2014. These carrying values are included in other assets and the carrying value of the above-referenced commercial agreements is included in intangible assets, net, in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. During 2015, we also invested $200 million for a 10% ownership stake in Nant Health LLC. This investment is accounted for under the equity method. Refer to Note 2, “Business Combinations and Other Investments” for additional information about the investment in Nant Health LLC. As of December 31, 2015, it is not practicable to estimate the fair value of our cost and equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Our long-term financial liabilities include amounts outstanding under our Senior Secured Credit Facility (as defined in Note 6, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, as of December 31, 2015, the fair value of the 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) exceeded the 1.25% Notes’ principal balance (or par) by approximately 8%. We utilized the 1.25% Notes’ market trading prices near December 31, 2015 in making this fair value calculation. See Note 6, “Debt,” for further information regarding our long-term financial liabilities.

Financial Instruments

We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The fair values of these investments approximate their carrying values.

Other investments classified as long-term marketable securities include certain debt instruments. Debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Realized and unrealized gains and losses for all periods presented are immaterial. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income. There were no other-than-temporary impairments for the years ended December 31, 2015, 2014 and 2013.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. See Note 11, “Derivative Financial Instruments,” for information regarding gains and losses from derivative instruments during the years ended December 31, 2015, 2014 and 2013.

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

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments are reflected in our consolidated statements of operations.

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

The determination of the fair value of our reporting units is based on a combination of a market approach that considers benchmark company market multiples and an income approach that uses discounted cash flows for each reporting unit utilizing Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent income projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance, and the expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units.

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

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2015	2014
Software development costs	$200,531	$213,601
Less: accumulated amortization	(114,756)	(127,448)
Software development costs, net	$85,775	$86,153

Capitalized software development costs, write-offs included in asset impairment changes and amortization of capitalized software development costs included in cost of revenue were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Capitalized software development costs	$46,464	$45,461	$42,026
Write-offs of capitalized software development costs	$-	$1,444	$5,234
Amortization of capitalized software development costs	$46,842	$46,108	$44,127

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the income tax (provision) benefit line of our consolidated statements of operations.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and multiple countries outside of the United States.

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

The calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Basic Loss per Common Share:
Net loss	$(2,056)	$(66,453)	$(104,026)
Less: Net income attributable to non-controlling interest	$(170)	$0	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(2,226)	$(66,453)	$(104,026)

Weighted-average common shares outstanding	185,082	179,849	177,026

Basic Loss per Common Share	$(0.01)	$(0.37)	$(0.59)

Diluted Loss per Common Share:
Net loss	$(2,056)	$(66,453)	$(104,026)
Less: Net income attributable to non-controlling interest	$(170)	$0	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(2,226)	$(66,453)	$(104,026)

Weighted-average common shares outstanding	185,082	179,849	177,026
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0
Weighted-average common shares outstanding assuming dilution	185,082	179,849	177,026

Diluted Loss per Common Share	$(0.01)	$(0.37)	$(0.59)

As a result of our net loss available to common stockholders for the years ended December 31, 2015, 2014 and 2013, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these years, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	25,063	24,254	14,926

Stock-Based Compensation

We account for stock-based compensation in accordance with GAAP, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the requisite service period typically on a straight-line basis, net of estimated forfeitures. We recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The net proceeds from stock-based compensation activities are reflected as a financing activity within the accompanying consolidated statements of cash flows. We settle employee stock option exercises and stock awards with newly issued common shares.

Employee Benefit Plans

We provide employees with defined contribution savings plans.

We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Company contributions to employee benefit plans	$16,397	$16,427	$15,276

Foreign Currency

The determination of the functional currency of our foreign subsidiaries is made based on the appropriate economic and management indicators. Our foreign subsidiaries use the local currency of their respective countries as the functional currency, with the exception of our subsidiaries in India and Israel which use the United States dollar as a functional currency. The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into United States dollars at the exchange rates in effect at the consolidated balance sheet date, while revenues and expenses are translated at the average rates of exchange during the year. Translation gains and losses are not included in determining net income or loss but are included as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in determining net income or loss and have not been material in any years presented in the accompanying consolidated statements of operations. During the year ended December 31, 2015, we entered into non-deliverable forward foreign currency exchange contracts in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. See Note 11, “Derivative Financial Instruments,” for information regarding these foreign currency exchange contracts. We did not enter into any foreign currency hedging contracts during the years ended December 31, 2014 and 2013.

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

We sell our products and services to healthcare providers. Credit risk with respect to trade receivables is generally diversified due to the large number of clients and their geographic dispersion. To reduce credit risk, we perform ongoing credit evaluations of significant clients and their payment histories. In general, we do not require collateral from our clients, but we do enter into advance deposit agreements, if appropriate.

The majority of revenue is derived from clients located in the United States. The majority of long-lived assets are also located in the United States. No single client accounted for more than 10% of our revenue in the years ended December 31, 2015, 2014 and 2013. No client represented more than 10% of accounts receivable as of December 31, 2015 or 2014.

Recently Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of a share-based award, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for reporting periods and interim periods within those annual periods beginning after December 15, 2015. Entities will have the option of applying the guidance either prospectively (i.e. only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. We adopted this new guidance prospectively effective on January 1, 2016 and the adoption did not have any impact on our consolidated financial statements since we have no outstanding share-based awards of the type addressed by ASU 2014-12.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for us for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. We adopted this new guidance effective on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). Current GAAP requires an entity to separate deferred income tax liabilities (“DTLs”) and deferred tax assets (“DTAs”) into current and noncurrent amounts in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that DTLs, DTAs and valuation allowances be classified as noncurrent in a classified balance sheet. The current GAAP requirement that DTLs and DTAs of a tax-paying component of an entity be offset and presented as a single amount is not affected by this Update. The requirements of ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. We elected to early adopt ASU 2015-17 retrospectively as of the fourth quarter of fiscal 2015. The adoption of ASU 2015-17 resulted in the reclassification, for presentation purposes only, of approximately $35.6 million of DTAs, which were previously classified as current assets, to approximately $1.3 million non-current DTAs and approximately $34.3 million non-current DTLs in our consolidated balance sheet as of December 31, 2014.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. As issued, ASU 2014-09 is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, while also permitting companies to voluntarily adopt the new revenue standard as of the original effective date. We are currently in the process of evaluating this new guidance, including selecting the method and timing of adoption.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee), are required to be measured at fair value with changes in fair value recognized in net income. An entity may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment, if any, and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. ASU 2016-01 also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted solely for the instrument-instrument specific credit risk for liabilities measured at fair value. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact of this accounting guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact of this accounting guidance.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Business Combinations and Other Investments

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

The pro forma impact of the Oasis acquisition on current and prior quarters, as well as the net revenue and results of operations of Oasis subsequent to its acquisition for the six months ended December 31, 2014, were not material. The results of operations of Oasis have been included in our consolidated results from the date of acquisition. We did not incur any significant acquisition and integration-related costs related to the Oasis acquisition during the year ended December 31, 2015 or the six months ended December 31, 2014.

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

The carrying value of our 4.25% interest in dbMotion prior to the acquisition was approximately $5.0 million, accounted for using the cost method. In connection with the acquisition, this investment was remeasured to a fair value of approximately $8.4 million resulting in a gain of approximately $3.4 million, which is included in other income, net, in the accompanying consolidated statement of operations and other losses, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2013. The remeasured fair value of our prior interest in dbMotion was estimated based on the fair value of consideration transferred to acquire the remaining 95.75% of dbMotion, less an estimated control premium of 15%. The inputs into this fair value estimate reflect our market assumptions based on premiums observed in similar transactions within our industry.

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
		$85,450

Acquisition costs related to the dbMotion acquisition are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and totaled approximately $3.7 million and $7.6 million, respectively, for the years ended December 31, 2014 and 2013. These costs include employee compensation costs of $3.7 million and $5.9 million, respectively, for the years ended December 31, 2014 and 2013, and $0.5 million of seller transaction costs for the year ended December 31, 2013. In addition, we incurred $5.5 million for the year ended December 31, 2013 related to product consolidation activities, which are included in asset impairment charges in the accompanying consolidated statement of operations. We did not incur any significant acquisition costs related to the dbMotion acquisition during the year ended December 31, 2015.

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

Year ended
(In thousands, except per share amounts)	December 31, 2013
(Unaudited)
Actual from dbMotion since acquisition date of March 4, 2013:
Revenue	$18,609
Net loss	$(16,272)
Supplemental pro forma data for combined entity:
Revenue	$1,378,267
Net loss	$(105,119)
Net loss per share, basic and diluted	$(0.59)

Amortization of software development and acquisition-related assets in our consolidated statement of operations for the year ended December 31, 2014 includes approximately ($0.8) million related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately ($0.2) million related to software delivery, support and maintenance, and approximately ($0.6) million related to client services. Amortization of software development and acquisition-related assets in our consolidated statement of operations for the year ended December 31, 2013 includes approximately $7.1 million related to the acquisition of dbMotion, which is attributable to cost of revenue as follows: approximately $5.8 million related to software delivery, support and maintenance, and approximately $1.3 million related to client services.

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

Acquisition costs related to the Jardogs acquisition are included in selling, general and administrative expenses and totaled approximately $0.7 million for the year ended December 31, 2013. We did not incur any significant acquisition and integration-related costs related to the Jardogs acquisition during the years ended December 31, 2015 and 2014.

Other Investments

On June 26, 2015 we purchased 59,099,908 Series G Units of Nant Health, LLC (“NantHealth”), a cloud-based information technology company that offers comprehensive genomic and protein-based molecular diagnostic testing, for approximately $200.0 million and incurred approximately $5.4 million of transaction-related expenses, resulting in a total investment of approximately $205.4 million. This investment represents a 10% ownership stake, excluding authorized but unissued common units of NantHealth, and is accounted for under the equity method. Additionally, the carrying amount of our investment at December 31, 2015 exceeded the amount of our share of underlying equity in net assets of NantHealth at September 30, 2015 by approximately $180 million. The excess carrying value over the underlying equity in net assets of NantHealth is primarily comprised of amortizable intangible assets and nonamortizable goodwill. During the six months ended December 31, 2015, we recorded a loss of $2.3 million representing our share of equity loss of NantHealth based on a one quarter reporting lag and the amortization of cost basis differences associated with the amortizable intangible assets. The carrying value of our investment in NantHealth is included in other assets in the accompanying consolidated balance sheet as of December 31, 2015.

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

Summarized Financial Information for Equity Method Investments

As of December 31, 2015 we had four equity method investments with a combined carrying value of $205.5 million, which included the carrying value of our investment in NantHealth of approximately $203.1 million. As of December 31, 2014 we had one equity method investment with a carrying value of approximately $1.0 million.

Summarized financial information for our equity method investments on an aggregated basis since the date of acquisition is as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Current assets	$58,550	$1,486
Noncurrent assets	411,159	1,812
Current liabilities	77,188	3,300
Noncurrent liabilities	166,898	2,191
Equity of equity method investments	$225,623	$(2,193)

(In thousands)	Trailing Twelve Months Ended September 30, 2015	Trailing Twelve Months Ended September 30, 2014
Revenue	$33,896	$2,422
Net loss	(20,256)	(484)

3. Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2015	2014
Computer equipment and software	3 to 10 years	$304,032	$284,185
Facility furniture, fixtures and equipment	5 to 7 years	20,302	19,846
Leasehold improvements	7 to 8 years, or life of lease if shorter	30,619	30,795
Assets under capital lease	3 to 5 years	3,266	2,873
Fixed assets, gross		358,219	337,699
Less: Accumulated depreciation and amortization		(232,602)	(191,869)
Fixed assets, net		$125,617	$145,830

Fixed assets depreciation and amortization expense were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Fixed assets depreciation and amortization expense	$42,153	$48,465	$52,545

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$450,852	$(302,284)	$148,568	$451,087	$(267,547)	$183,540
Customer contracts and relationships	552,395	(405,317)	147,078	550,287	(382,465)	167,822
Total	$1,003,247	$(707,601)	$295,646	$1,001,374	$(650,012)	$351,362

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,222,601			1,200,746
Total			$1,274,601			$1,252,746

We revised our reportable segments effective, January 1, 2015 as we completed our transition, which we initiated in 2013, from a functional organization to a strategic business unit model solely aligned with our key products and in order to align our reporting structure with our chief operating decision maker’s (our “CODM”) management of resource allocation and performance assessment. Under our revised organizational structure, we identified two reportable segments: Clinical and Financial Solutions and Population Health. Refer to Note 13, “Business Segments” for additional information.

As a result of the revision of our reportable segments, we assessed our revised reporting units and allocated goodwill previously assigned to our former Outsourcing and Remote Hosting reporting units to our other reporting units. The allocated goodwill balances could be attributed to specific services associated with products purchased as part of businesses we previously acquired and, therefore, were allocated to the reporting units where such products are currently managed and sold. The resulting allocation of goodwill to our revised reportable segments is shown in the table below.

There were no accumulated impairment losses associated with our goodwill as of December 31, 2015 or 2014, and no impairments were recorded during the years ended December 31, 2015, 2014 and 2013. Changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2015 and 2014 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Total
Balance as of December 31, 2013	$764,369	$425,216	$1,189,585
Additions arising from business acquisitions:
Oasis	11,155	0	11,155
dbMotion	-	1,018	1,018
Total additions to goodwill	11,155	1,018	12,173
Foreign exchange translation	(1,012)	0	(1,012)
Balance as of December 31, 2014	$774,512	$426,234	$1,200,746
Other additions	22,319	0	22,319
Foreign exchange translation	(464)	0	(464)
Balance as of December 31, 2015	$796,367	$426,234	$1,222,601

In connection with our acquisition of Oasis, during the year ended December 31, 2014, we recognized additional goodwill of approximately $11.2 million. In addition, during the three months ended March 31, 2014, we finalized the allocation of the fair value of the consideration we paid in connection with our acquisitions of dbMotion and Jardogs, which resulted in the recognition of additional goodwill of approximately $1.0 million. Other additions during the year ended December 31, 2015 relate to goodwill arising from our acquisition of a majority interest in a third party during the three months ended June 30, 2015. Refer to Note 2, “Business Combinations and Other Investments,” for additional information regarding these acquisitions and the measurement period adjustment recorded during the three months ended March 31, 2014.

We performed a goodwill impairment test as of January 1, 2015 in conjunction with the revision of our reportable segments and related allocation of goodwill to our revised reporting units. We also performed our annual goodwill impairment test as of October 1, 2015, our annual testing date. The fair value of each reporting unit substantially exceeded its carrying value and no indicators of impairment were identified as a result of both tests. We determined the fair value of each of our reporting units using a discounted cash flow analysis and a market approach considering benchmark company market multiples. A discount rate of 10% was applied to the cash flows used in the discounted cash flow analysis. We also considered our market capitalization as of the date of each test.

Intangible assets are being amortized over their estimated useful lives and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Proprietary technology amortization included in cost of revenue	$35,144	$35,924	$33,970
Intangible amortization included in operating expenses	23,172	31,280	31,253
Total intangible amortization expense	$58,316	$67,204	$65,223

The decrease in amortization expense for the year ended December 31, 2015 compared with the year ended December 31, 2014 was primarily driven by amortization associated with intangible assets that were fully amortized in 2014. Estimated future amortization expense for the intangible assets that exist as of December 31, 2015, based on foreign currency exchange rates in effect as of such date, is as follows:

Year Ended December 31,	(In thousands)
2016	$45,515
2017	40,401
2018	33,712
2019	33,712
2020	33,008
Thereafter	109,298
Total	$295,646

5. Asset Impairment Charges

During the year ended December 31, 2015, we recorded asset impairment charges of approximately $1.2 million associated with a decline in the value of a commercial agreement and wrote-off certain deferred costs that were determined to be unrealizable of approximately $0.3 million.

In order to better serve our clients and the healthcare market, in October 2012 we initiated a MyWay convergence program aimed at converging, over time, our MyWay and Professional Suite small office EHR and practice management systems. We concluded the MyWay convergence program during the second quarter of 2014. As a result, we recorded non-cash charges to earnings of approximately $0.8 million and $5.0 million during the years ended December 31, 2014 and 2013, respectively, related to the write-off of certain deferred costs relating to MyWay, which were determined to be unrealizable. During the year ended December 31, 2014, we also recorded $1.6 million of non-cash capitalized software impairment charges as a result of our decision to discontinue several software development projects, while during the year ended December 31, 2013, we also recorded approximately $6.5 million of software and fixed asset impairment non-cash charges primarily related to product consolidation activities associated with the dbMotion acquisition.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Asset impairment charges	$1,544	$2,390	$11,454

6. Debt

Debt outstanding, excluding capital lease obligations, consisted of the following:

	December 31, 2015			December 31, 2014
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$61,771	$283,229	$345,000	$73,765	$271,235
Senior Secured Credit Facility (long-term portion)	334,375	5,225	329,150	272,410	4,452	267,958
Senior Secured Credit Facility (current portion)	12,500	479	12,021	28,125	892	27,233
Other debt	183	0	183	0	0	0
Total debt	$692,058	$67,475	$624,583	$645,535	$79,109	$566,426

Interest expense consisted of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Interest expense	$16,284	$16,020	$14,703
Amortization of discounts and debt issuance costs	13,679	13,277	9,451
Write off of unamortized deferred debt issuance costs	1,433	0	3,901
Total interest expense	$31,396	$29,297	$28,055

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

The reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the 1.25% Notes, which extends through their maturity date of July 1, 2020. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes was 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2015, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of approximately four and a half years. As of December 31, 2015, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes principal amount.

In connection with the settlement of the 1.25% Notes, we paid approximately $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option (as defined below) and the 1.25% Warrants (as defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and will be amortized over the term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant. The outstanding capitalized amount of transaction costs related to the 1.25% Notes was $5.3 million and is reported as a reduction of long-term debt on our consolidated balance sheet as of December 31, 2015.

Interest expense related to the 1.25% Notes was comprised of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Coupon interest at 1.25%	$4,312	$4,312	$2,312
Amortization of discounts and debt issuance costs	11,994	11,433	5,910
Total interest expense related to the 1.25% Notes	$16,306	$15,745	$8,222

Accrued and unpaid interest on the 1.25% Notes of approximately $2.2 million is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2015.

1.25% Notes Call Spread Overlay

Also in June 2013, concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million of the proceeds from the settlement of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million from the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instrument and is discussed further in Note 11, “Derivative Financial Instruments.” The 1.25% Warrants are equity instruments and are further discussed in Note 9, “Stockholders’ Equity.”

Senior Secured Credit Facility Amendment

On September 30, 2015, we entered into a Replacement Facility Amendment (the “2015 Credit Agreement”) to our existing Credit Agreement, dated as of June 28, 2013, as amended on June 8, 2015, with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent. The 2015 Credit Agreement provides for a $250 million senior secured term loan (the “Term Loan”) and a $550 million senior secured revolving facility (the “Revolving Facility”), each with a five year term (collectively the “Senior Secured Credit Facility”). These amounts represent increases in total borrowing limits of $25 million and $125 million, respectively, compared with our existing Credit Agreement. The Term Loan is repayable in quarterly installments which commenced on December 31, 2015 and end on September 30, 2020. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies.

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

Borrowings under the Senior Secured Credit Facility bear interest, at our option, at a rate per annum equal to either (1) the rate (adjusted for statutory reserve requirements for eurocurrency liabilities and mandatory costs, if any) for deposits in the applicable currency for a period equal to one, two, three or six months or, with respect to loans under the Revolving Facility denominated in United States dollars, subject to availability to all affected lenders, 7 days (as selected by us), appearing on pages LIBOR01, LIBOR02, EURIBOR01, as applicable, or other page displaying such rate for such currency of the Reuters Screen (the “Eurocurrency Rate”) plus the applicable margin or (2) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate from time to time plus 0.5%, and (c) the Eurocurrency Rate for United States dollars for a one month interest period plus 1.0% (the “Base Rate”), plus, in each case, the applicable margin.  The initial applicable interest rate margin for Base Rate borrowings is 1.25%, and for Eurocurrency Rate borrowings is 2.25%.  Since September 30, 2015, the applicable interest rate margins are determined from a pricing table and will depend upon our total leverage ratio.  The applicable interest rate margins under the 2015 Credit Agreement for Base Rate borrowings range from 0.00% to 1.25% and for Eurocurrency Rate loans range from 1.00% to 2.25%. These ranges are 50 basis points lower at each level of the leverage-based pricing grid compared with our existing Credit Agreement.

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

In connection with our entry into the 2015 Credit Agreement, during the year ended December 31, 2015, we incurred fees and other costs totaling approximately $3.0 million, of which approximately $2.7 million were capitalized and included in the net carrying amounts outstanding under the Senior Secured Credit Facility as of December 31, 2015. In addition, approximately $3.3 million of deferred costs associated with our existing Credit Facility carried over to the 2015 Credit Agreement. Also, in connection with our entry into the 2015 Credit Agreement, approximately $1.1 million of deferred costs associated with our existing Credit Agreement and approximately $0.3 million of fees and other costs associated with the 2015 Credit Agreement were written off to interest expense and are included in other losses, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2015.

As of December 31, 2015, approximately $246.9 million under the Term Loan, $100.0 million under the Revolving Facility, and $0.7 million in letters of credit were outstanding under the 2015 Credit Agreement. The increase in the principal balance outstanding under the Senior Secured Credit Facility at December 31, 2015 compared with December 31, 2014 was primarily driven by $100.0 million borrowed under the Revolving Facility during the three months ended June 30, 2015 to finance a portion of our investment in NantHealth. Refer to Note 2, “Business Combinations and Other Investments” for additional information about this transaction

As of December 31, 2015, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.00%, which totaled 2.42%. We were in compliance with all financial covenants under the 2015 Credit Agreement as of December 31, 2015. The net carrying amounts of debt outstanding as of December 31, 2014 were adjusted to reflect the reclassification of approximately $9.5 million of deferred debt issuance costs previously included within other assets on our consolidated balance sheet as of December 31, 2014 as a result of adopting ASU 2015-03 during the three months ended June 30, 2015.

As of December 31, 2015, we had approximately $449.3 million available, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payments under the 1.25% Notes and the Senior Secured Credit Facility as of December 31, 2015:

(In thousands)	Total	2016	2017	2018	2019	2020
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$345,000
Term Loan	246,875	12,500	15,625	28,125	40,625	150,000
Revolving Facility	100,000	0	0	0	0	100,000
Other debt	183	183	0	0	0	0
Total debt	$692,058	$12,683	$15,625	$28,125	$40,625	$595,000

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

7. Income Taxes

The following is a geographic breakdown of income (loss) before income tax benefits:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States	$(5,357)	$(62,987)	$(137,468)
Foreign	5,927	(5,130)	(10,878)
Total income (loss) before income taxes	$570	$(68,117)	$(148,346)

 The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current tax provision
Federal	$570	$840	$(448)
State	658	213	1,421
Foreign	4,083	(399)	45
	5,311	654	1,018
Deferred tax provision
Federal	(2,928)	(581)	(43,542)
State	898	(3,261)	(7,929)
Foreign	(655)	1,524	6,133
	(2,685)	(2,318)	(45,338)
Income tax provision (benefit)	$2,626	$(1,664)	$(44,320)

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States federal tax at statutory rate	$138	$(23,844)	$(51,921)
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	(2)	(56)	234
Research credits	(3,000)	(3,133)	(7,454)
Change in unrecognized tax benefits	(208)	(519)	1,665
State income taxes, net of federal benefit	182	(2,120)	(4,841)
Compensation	765	1,017	844
Meals and entertainment	1,023	954	1,052
Impact of foreign operations	1,848	2,505	1,559
Provision-to-Return adjustments	(136)	0	0
Settlements with taxing authorities	(4,218)	0	0
Deemed Dividends	1,408	0	0
Dividends Accrued	1,190	0	0
Federal, state and local rate changes	1,104	(268)	(1,056)
Change in unrecognized tax benefits, Bilateral Advance Pricing Agreement	0	0	(4,432)
Bilateral Advance Pricing Agreement impact	524	(199)	4,794
Non-deductible items	(5)	82	82
Valuation allowance	1,816	24,666	13,627
Other	197	(749)	1,527
Effective rate	$2,626	$(1,664)	$(44,320)

 Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Deferred tax assets
Accruals and reserves, net	$24,548	$26,086
Allowance for doubtful accounts	12,194	14,159
Stock-based compensation, net	12,086	10,773
Deferred revenue	13,294	17,422
Net operating loss carryforwards	78,909	90,463
Research and development tax credit	26,863	24,313
AMT credits	6,070	5,606
Other	7,012	3,617
Less: Valuation Allowance	(43,043)	(41,273)
Total deferred tax assets	137,933	151,166

Deferred tax liabilities
Prepaid expense	(8,594)	(9,268)
Property and equipment, net	(3,953)	(903)
Acquired intangibles, net	(145,252)	(160,130)
Total deferred tax liabilities	(157,799)	(170,301)
Net deferred tax liabilities	$(19,866)	$(19,135)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Non-current deferred tax assets, net	2,298	1,984
Non-current deferred tax liabilities, net	(22,164)	(21,119)
Non-current deferred tax liabilities, net	(19,866)	(19,135)

As of December 31, 2015 and 2014, we had federal net operating loss (“NOL”) carryforwards of $238 million and $278 million, respectively. Of the total federal NOL carryforwards, approximately $11 million relates to stock-based compensation tax deductions that will be tax-effected and the related benefit credited to additional paid-in capital when realized. As of December 31, 2015 and 2014, we had state NOL carryforwards of approximately $5 million and $8 million, respectively. The NOL carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. Our historical federal NOLs are subject to annual limitation on usage of approximately $62 million per year. In connection with our merger with Eclipsys Corporation (the “Eclipsys Merger”) in 2010, we acquired federal NOLs totaling approximately $265 million. Due to the change in control in Eclipsys, these NOLs are subject to annual limitation on utilization of approximately $48 million per year. NOLs incurred subsequent to the Eclipsys Merger have no restrictions on utilization. We have Israeli NOL carryovers of approximately $74 million that do not expire.

We use the tax law ordering approach for determining when tax benefits derived from stock-based awards are utilized. Under this approach, the utilization of excess tax deductions associated with stock-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes when net operating losses exist.

For federal purposes, 2013 to 2014 tax years remain subject to income tax examination by federal authorities. For our state tax jurisdictions, 2004 to 2014 tax years remain open to income tax examination by state tax authorities. In Canada, the 2011 to 2014 tax years remain open for examination and in India the 2011 to 2014 tax years remain open.

We have a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during such tax holiday. The tax holiday for the subsidiary began to partially expire in 2012 and will fully expire in 2017. Tax savings realized from this holiday totaled $0.4 million, $0.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, which reduced our diluted loss per share by less than $0.01 in each of those years.

US GAAP principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Changes in the amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Beginning balance as of January 1	$15,314	$18,283	$18,140
Increases for tax positions related to the current year	600	627	1,517
Decreases for tax positions related to prior years	0	(3,239)	(23)
Increases for tax positions related to prior years	50	173	3,238
Decreases relating to settlements with taxing authorities	(3,805)	(384)	(4,099)
Foreign currency translation	(24)	(26)	(394)
Reductions due to lapsed statute of limitations	(358)	(120)	(96)
Ending balance as of December 31	$11,777	$15,314	$18,283

During 2013, we completed a Bilateral Advance Pricing Agreement (“BAPA”) with the Canada Revenue Authority and the IRS covering the years 2003 through 2016. This BAPA provides certainty with respect to transactions between our Canadian entity and our US entity. Relating to these transactions, we had previously recorded $4.4 million in uncertain tax benefits, which we reversed during the three months ended December 31, 2013 and recognized as a tax benefit. This benefit was offset by the reversal of an indirect tax benefit of the uncertain tax benefit of $6.3 million, recorded as a tax expense. We also recorded a $1.6 million tax benefit for the estimated impacts of amended returns required under the BAPA, resulting in a net impact of $0.3 million in tax expense recorded during the three months ended December 31, 2013.

During the three months ended September 30, 2015, we concluded our IRS audit for all open years through December 31, 2012.  The conclusion of this audit provided us with confirmation about the NOL carryforwards actual balance as of December 31, 2012. As a result, we recognized certain unrecognized income tax benefits totaling approximately $4.0 million during the three months ended September 30, 2015. The recognition of these benefits did not impact our effective tax rate due to the valuation allowance. We were not able to obtain confirmation regarding the actual balance of our research and development credit carryforwards because none of these research and development credits have been utilized against any tax liability as of the date of this Form 10-K. Therefore, our analysis of eligible research and development credit carryforwards remains unchanged.

We had gross unrecognized tax benefits of approximately $11.8 million and $15.3 million as of December 31, 2015 and 2014, respectively. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $1.5 million and $2.3 million, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of approximately $1.2 million and $1.3 million, respectively. We believe that it is reasonably possible that approximately $2.5 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2016, as a result of audit settlements and/or a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Interest and penalties included in the provision for income taxes	$(103)	$(715)	$(188)

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Interest and penalties included in the liability for uncertain tax positions	$1,193	$1,295

During the years ended December 31, 2015 and 2014, we recorded valuation allowances of $1.7 million and $25.8 million, respectively, for federal credit carryforwards, and foreign and state NOL carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate was higher for the year ended December 31, 2015 as compared with the prior year, primarily due to the impacts of permanent items, such as non-deductible meals and entertainment and officer compensation, and the impacts of foreign operations on the near break-even pre-tax income for the current year as compared with the prior year pre-tax loss. On December 18, 2015, the Consolidated Appropriations Act of 2016 was enacted into law, which both reinstated retroactively to January 1, 2015 the research and development credit and made it permanent. Our effective tax rate for 2015 includes the impact of the estimated 2015 credit of $3.0 million.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and multiple countries outside of the United States. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

We intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. We have formal sales proposals in a number of foreign subsidiaries that would require this investment. Accordingly, no deferred taxes have been recorded for the difference between the financial and tax basis investment in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, we would have additional United States taxable income and, depending on our tax position in the year of repatriation, may have to pay additional United States income taxes. Withholding taxes may also apply to the repatriated earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable. There are limited instances where we may repatriate only current year earnings of any subsidiary at the discretion of management.  We will record deferred taxes for these instances on a case by case basis.  There is a current intent to repatriate all current 2015 earnings of the India subsidiary, and all estimated deferred taxes have been accrued and reflected in our consolidated balance sheet and statement of operations for the year ended December 31, 2015.

During 2015, we determined that approximately $44.4 million of these foreign subsidiaries’ undistributed earnings are now indefinitely reinvested outside the United States. As we have determined that the earnings of these subsidiaries are not required as a source of funding for our United States operations, such earnings are not planned to be distributed to the United States in the foreseeable future.

8. Stock Award Plans

Our Amended and Restated 2011 Stock Incentive Plan (“Plan”) provides for the granting of stock options, service-based share awards, performance-based share awards and market-based share awards, among other awards. As of December 31, 2015, there were 5.7 million shares of common stock reserved for issuance under future share-based awards to be granted to any of our employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

We recorded stock-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cost of revenue:
Software delivery, support and maintenance	$4,224	$1,492	$1,746
Client services	4,508	4,422	3,898
Total cost of revenue	8,732	5,914	5,644
Selling, general and administrative expenses	20,069	25,376	23,013
Research and development	7,826	7,964	8,353
Total stock-based compensation expense	$36,627	$39,254	$37,010

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2015 is approximately $7 million. No stock-based compensation costs were capitalized during the years ended December 31, 2015, 2014 and 2013. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested awards and options was $46.6 million and this expense is expected to be recognized over a weighted-average period of 2.2 years.

We issue service-based awards, performance-based, and market-based awards in the form of restricted stock units, stock options or shares. A description of each category of awards is presented below.

Service-based Share Awards

Service-based share awards include stock options, restricted stock units and restricted shares, and typically vest over a four-year period commencing on the date of grant subject to continued service with the company. Upon termination of an employee’s employment, any unvested service-based share awards are forfeited unless otherwise provided in an employee’s employment agreement. Deferred share units are awarded to directors and vest within one year, when issued in lieu of annual share awards, or immediately, when issued in lieu of cash compensation. We recognize the expense for service-based share awards over the requisite service period on a straight-line basis, net of estimated forfeitures.

As of December 31, 2015, there was $37.7 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards which is expected to be recognized over a weighted-average period of 2.3 years.

Performance-based Share Awards

Performance-based share awards include restricted stock units and restricted shares. The purpose of such awards is to align management’s compensation with our financial performance and other operational objectives and, in certain cases, to retain key employees over a specified performance period. Awards granted under this category are based on the achievement of various targeted financial measures, including, but not limited to, non-GAAP EBITDA and revenue growth, as defined in the grant agreements. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards is recognized over three-year and four-year vesting periods under the accelerated attribution method if and when we conclude that it is probable that the performance conditions will be achieved.

As of December 31, 2015, there was $4.0 million of total estimated unrecognized stock-based compensation expense, assuming various target attainments related to the performance-based share awards, which is expected to be recognized over a weighted-average period of 1.5 years.

Market-based Share Awards

Market-based share awards include restricted stock units. The purpose of such awards is to align management’s compensation with the performance of our common stock relative to the market. Awards granted under this category are dependent on our total shareholder returns relative to a specified peer group of companies over three-year performance periods with vesting based on three annual performance segments from the grant dates. Fair values of the awards were estimated at the date of the grants using the Monte Carlo pricing model. Following completion of each of the three-year performance periods, the Compensation Committee of our Board will determine the number of awards that would vest considering overall performance over the three-year performance periods. If the number of shares that would vest under this scenario is greater than the amount vesting under the three annual performance segments, then such greater number of awards shall vest, reduced by the number of awards previously vested. Stock-based compensation expense related to these awards will be recognized over three-year vesting periods under the accelerated attribution method.

As of December 31, 2015, there was $4.9 million of total estimated unrecognized stock-based compensation expense, assuming various target attainments related to the market-based share awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units and Awards

The following table summarizes the activity for restricted stock units during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2012	6,728	$13.43
Awarded	2,511	$15.06
Vested	(2,023)	$13.77
Forfeited	(1,482)	$13.74
Unvested restricted stock units as of December 31, 2013	5,734	$13.94
Awarded	2,199	$18.09
Vested	(2,044)	$13.90
Forfeited	(793)	$14.28
Unvested restricted stock units as of December 31, 2014	5,096	$15.69
Awarded	2,937	$12.07
Vested	(1,612)	$14.84
Forfeited	(1,042)	$14.74
Unvested restricted stock units as of December 31, 2015	5,379	$14.15

The following table summarizes the activity for restricted stock awards during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2012	20	$15.94
Vested	(17)	$15.92
Forfeited	(3)	$16.05
Unvested restricted stock awards as of December 31, 2013	0	$0.00
Vested	0	$0.00
Forfeited	0	$0.00
Unvested restricted stock awards as of December 31, 2014	0	$0.00
Vested	0	$0.00
Forfeited	0	$0.00
Unvested restricted stock awards as of December 31, 2015	0	$0.00

Net Share-settlements

Restricted stock units and awards are generally net share-settled upon vesting to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the years ended December 31, 2015, 2014 and 2013 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2015, 2014 and 2013 were approximately 523 thousand, 669 thousand and 693 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

	Options	Weighted-Average	Options	Weighted-Average
(In thousands, except per share amounts)	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance as of December 31, 2012	2,667	$12.04	2,548	$11.88
Options granted	3,870	$13.79
Options exercised	(1,442)	$8.47
Options forfeited	(773)	$14.94
Balance as of December 31, 2013	4,322	$14.28	1,025	$15.52
Options granted	0	$0.00
Options exercised	(289)	$11.88
Options forfeited	(606)	$15.03
Balance as of December 31, 2014	3,427	$14.35	1,393	$14.97
Options granted	0	$0.00
Options exercised	(317)	$11.44
Options forfeited	(767)	$15.89
Balance as of December 31, 2015	2,343	$14.24	1,282	$14.52

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

The following table contains the stock option weighted-average grant date fair value information and related valuation assumptions for the year ended December 31, 2013. No stock option awards were granted during the years ended December 31, 2015 and 2014.

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

The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2015 was $3.1 million and $1.5 million, respectively, based on our closing stock price of $15.38 as of December 31, 2015. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under our plans:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Total intrinsic value of stock options exercised	$972	$1,535	$7,500
Total fair value of share awards vested	$21,673	$31,672	$28,609

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Number of		Number of
	Options	Weighted-Average	Options	Weighted-Average
Range of Exercise Prices	Outstanding	Exercise Price	Exercisable	Exercise Price
$12.50 to $14.78	1,917,799	$13.79	937,225	$13.78
$14.94 to $16.80	364,097	$15.91	283,624	$16.10
$18.45 to $18.74	60,720	$18.51	60,720	$18.51
	2,342,616		1,281,569

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2015 is 3.7 years.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of common stock on the last business day of each offering period. Offering periods under the ESPP are three months in duration and begin on each March 1st, June 1st, September 1st, and December 1st. Shares are purchased on the last day of each offering period at a discount of 15% to the fair market value of our common stock as reported on NASDAQ based on the lower of the closing price either on the first or last business day of each offering period. Employees are limited to purchasing shares under the ESPP having a collective fair market value no greater than $25,000 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by us in the open market and held as treasury shares.

We treat the ESPP as a compensatory plan in accordance with GAAP. There were approximately 675 thousand and 644 thousand shares purchased under the ESPP during the years ended December 31, 2015 and 2014, respectively.

9. Stockholders’ Equity

Stock Repurchases

In November 2015, our Board authorized a stock repurchase program under which we may repurchase up to $150 million of our common stock through December 31, 2018. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. No shares were repurchased under this program during the year ended December 31, 2015.

Issuance of Common Stock and Warrants

In June 2015, we sold 7,434,944 unregistered shares of our common stock previously held as treasury shares and issued warrants to purchase 1,486,989 shares of our common stock to Nant Capital, LLC in a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. These transactions were meant to strengthen our strategic and commercial relationship with NantHealth and were made in conjunction with our investment in NantHealth as of the same date (refer to Note 2, “Business Combinations and Other Investments”). The common stock shares were sold at a price of $13.45 per share, being the average closing price per share of our common stock on the NASDAQ Global Select Market for the 60 consecutive trading day period ending on and including June 24, 2015, for an aggregate purchase price of approximately $100.0 million. Each warrant has an exercise price equal to $17.675 per share of common stock, subject to customary anti-dilution adjustments. The warrants may be exercised from time to time beginning on the date of issuance and expiring 18 months after the date of issuance. The total proceeds of $100.0 million were allocated to the common stock shares and the warrants in the amounts of approximately $98.3 million and $1.7 million, respectively.

In June 2013, in connection with the issuance of the 1.25% Notes, we issued the 1.25% Warrants for approximately 20.1 million shares of our common stock (subject to anti-dilution adjustments under certain circumstances) with an initial exercise price of $23.135 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of approximately $51.2 million are included as additional paid in capital in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. The 1.25% Warrants expire over a period of 70 trading days beginning on October 1, 2020 and are exercisable only upon expiration. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. We will not receive any additional proceeds if the 1.25% Warrants are exercised. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants.

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

10. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss (“AOCI”) are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains (Losses) on Interest Rate Swap	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2012 (1)	$892	$118	$(934)	$0	$76
Other comprehensive income (loss) before reclassifications	(2,482)	6	(85)	0	(2,561)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	740	0	740
Net other comprehensive (loss) income	(2,482)	6	655	0	(1,821)
Balance as of December 31, 2013 (2)	(1,590)	124	(279)	0	(1,745)
Other comprehensive income (loss) before reclassifications	(529)	16	(23)	0	(536)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	302	0	302
Net other comprehensive (loss) income	(529)	16	279	0	(234)
Balance as of December 31, 2014 (3)	(2,119)	140	0	0	(1,979)
Other comprehensive (loss) income before reclassifications	(2,381)	0	0	191	(2,190)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(140)	0	67	(73)
Net other comprehensive (loss) income	(2,381)	(140)	0	258	(2,263)
Balance as of December 31, 2015 (4)	$(4,500)	$0	$0	$258	$(4,242)

(1) Net of taxes (benefits) of $74 thousand for unrealized net gains on marketable securities and $(600) thousand for unrealized net losses on interest rate swap derivative

(2) Net of taxes (benefits) of $79 thousand for unrealized net gains on marketable securities and $(179) thousand for unrealized net losses on interest rate swap derivative

(3) Net of taxes of $88 thousand for unrealized net gains on marketable securities

(4) Net of taxes of $166 thousand for unrealized net gains on foreign exchange contract derivatives

Income Tax Effects Related to Components of Other Comprehensive Loss

The following tables reflect the tax effects allocated to each component of other comprehensive loss (“OCI”)

	Year Ended December 31, 2015
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,381)	$0	$(2,381)
Marketable securities:
Net gain arising during the period	0	0	0
Net gain reclassified into income	(228)	88	(140)
Net change in unrealized gains on marketable securities	(228)	88	(140)
Derivatives qualifying as cash flow hedges:
Interest rate swap:
Net loss arising during the period	0	0	0
Net loss reclassified into income	0	0	0
Net change in unrealized losses on interest rate swap	0	0	0
Foreign exchange contracts:
Net gains (losses) arising during the period	314	(123)	191
Net (gains) losses reclassified into income	110	(43)	67
Net change in unrealized gains (losses) on foreign exchange contracts	424	(166)	258
Net gain (loss) on cash flow hedges	424	(166)	258
Other comprehensive loss	$(2,185)	$(78)	$(2,263)

	Year Ended December 31, 2014
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(529)	$0	$(529)
Marketable securities:
Net gain arising during the period	25	(9)	16
Net gain reclassified into income	0	0	0
Net change in unrealized gains on marketable securities	25	(9)	16
Derivatives qualifying as cash flow hedges:
Interest rate swap:
Net loss arising during the period	(38)	15	(23)
Net loss reclassified into income	496	(194)	302
Net change in unrealized losses on interest rate swap	458	(179)	279
Foreign exchange contracts:
Net gains (losses) arising during the period	0	0	0
Net (gains) losses reclassified into income	0	0	0
Net change in unrealized gains (losses) on foreign exchange contracts	0	0	0
Net gain (loss) on cash flow hedges	458	(179)	279
Other comprehensive loss	$(46)	$(188)	$(234)

	Year Ended December 31, 2013
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,482)	$0	$(2,482)
Marketable securities:
Net gain arising during the period	10	(4)	6
Net gain reclassified into income	0	0	0
Net change in unrealized gains on marketable securities	10	(4)	6
Derivatives qualifying as cash flow hedges:
Interest rate swap:
Net loss arising during the period	(139)	54	(85)
Net loss reclassified into income	1,215	(475)	740
Net change in unrealized losses on interest rate swap	1,076	(421)	655
Foreign exchange contracts:
Net gains (losses) arising during the period	0	0	0
Net (gains) losses reclassified into income	0	0	0
Net change in unrealized gains (losses) on foreign exchange contracts	0	0	0
Net gain (loss) on cash flow hedges	1,076	(421)	655
Other comprehensive loss	$(1,396)	$(425)	$(1,821)

11. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	December 31, 2015
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$424	Accrued expenses	$-
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	80,208	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	81,210
Total derivatives		$80,632		$81,210

	December 31, 2014
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	57,091	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	57,839
Total derivatives		$57,091		$57,839

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

In 2015, we entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of December 31, 2015, there were 36 forward contracts outstanding that were staggered to mature monthly starting in January 2016 and ending in December 2017. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2017. As of December 31, 2015, the notional amounts of outstanding forward contracts ranged from 20 million to 170 million INR, or the equivalent of $0.3 million to $2.6 million United States dollars, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2015. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in AOCI and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the year ended December 31, 2015, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of December 31, 2015, we estimate that approximately $0.3 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

Interest Rate Swap Agreement

We previously had entered into an interest rate swap agreement with an effective date of October 29, 2010, which expired on October 31, 2014. The critical terms of the interest rate swap agreement and the related debt agreement matched and allowed us to designate the interest rate swap agreement as a highly effective cash flow hedge. As of December 31, 2015, we did not have any outstanding interest rate swap agreements. No gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur during the year ended December 31, 2014.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
(In thousands)	2015	2014	2013		2015	2014	2013
Foreign exchange contracts	$314	$0	$0	Cost of Revenue	$(34)	$0	$0
				Selling, general and administrative expenses	(28)	0	0
				Research and development	(48)	0	0
Interest rate swap	$0	$(38)	$(139)	Interest expense	$0	$(496)	$(1,215)

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

Aside from the initial payment of a premium to the Option Counterparties of $82.8 million for the 1.25% Call Option, we will not be required to make any cash payments to the Option Counterparties under the 1.25% Call Option, and, subject to the terms and conditions thereof, will be entitled to receive from the Option Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.25% Call Option during the relevant valuation period. The strike price under the 1.25% Call Option is initially equal to the conversion price of the 1.25% Notes of $17.19 per share of common stock.

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 1, “Basis of Presentation and Significant Accounting Policies.”

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations in other income, net. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed next, we expect the net effect of those two derivative instruments on our results of operations to continue to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value recognized immediately in our consolidated statements of operations in other income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 1, “Basis of Presentation and Significant Accounting Policies.”

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and 1.25% Notes embedded cash conversion option in the consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2015	2014	2013
1.25% Call Option	$23,117	$(47,565)	$21,856
1.25% Embedded cash conversion option	(23,371)	47,798	(22,837)
Net gain (loss) included in other income, net	$(254)	$233	$(981)

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

	Year Ended December 31,
(In thousands)	2015	2014	2013
Rent expense	$18,164	$16,259	$17,062

The long-term portion of capital lease obligations is included on the consolidated balance sheet under other liabilities. Our future commitments under capital and operating leases are shown below. Future operating lease commitments are calculated using the base rental amount and foreign currency exchange rates in effect as of December 31, 2015.

	Capital	Operating
(In thousands)	Leases	Leases
2016	$546	$17,361
2017	471	14,667
2018	110	11,739
2019	6	10,789
2020	0	9,078
Thereafter	0	46,567
	1,133	$110,201
Less amount representing interest	(142)
	991
Current maturities of capital lease obligations	431
Capital lease obligations, net of current maturities	$560

Commitment with Strategic Partner

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

	Year Ended December 31,
(In thousands)	2015	2014	2013
Expenses incurred under Atos agreement	$67,058	$68,165	$62,259

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

We revised our reportable segments effective January 1, 2015. Prior to this change, we used three reportable segments: Clinical and Financial Solutions, Population Health, and Managed Services. We revised our reportable segments in order to align our reporting structure with our chief operating decision maker’s (our “CODM”) management of resource allocation and performance assessment. These changes also completed our transition, which we initiated in 2013, from a functional organization to a strategic business unit model solely aligned with our key products.

Under our new reporting structure, the revenue and related costs associated with providing outsourcing and remote hosting managed services are allocated to our other strategic business units based on the underlying software products to which these services relate. Outsourcing and remote hosting managed services were previously each deemed to be individual strategic business units and were aggregated into our former Managed Services reportable segment. After these changes to our reporting structure, we identified seven operating segments, which were aggregated into two reportable segments: (i) Clinical and Financial Solutions and (ii) Population Health. During 2015, the separate leadership teams of the Performance and Care Logistics and Population Health strategic business units, which comprised the Population Health reportable segment, were combined and these strategic units became a single operating and reportable segment. Also, during 2015, a similar leadership team change within the Clinical and Financial Solutions reportable segment resulted in the combination of the Sunrise and International strategic business units into a new single operating segment. After the finalization of the changes to our reporting structure, as of December 31, 2015, we had five operating segments and there were no changes to our two reportable segments. Segment data for the years ended December 31, 2014 and 2013 presented in the table below has been restated to conform to the current year’s presentation.

The Clinical and Financial Solutions segment includes our Sunrise, TouchWorks, Professional Practices and Payer and Life Sciences strategic business units. This segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include Electronic Health Record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, hosting, revenue cycle management, training and electronic claims administration services. The Population Health segment includes our former Performance and Care Logistics and Population Health strategic business units. This segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community

Our CODM uses segment revenues, gross profit and income from operations as measures of performance and to allocate resources. In determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. We exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware. We do not track our assets by segment.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenue:
Clinical and Financial Solutions	$1,072,605	$1,079,330	$1,094,177
Population Health	296,580	285,383	257,738
Unallocated Amounts	17,208	13,160	21,146
Total revenue	$1,386,393	$1,377,873	$1,373,061

Gross Profit:
Clinical and Financial Solutions	$437,229	$415,172	$428,097
Population Health	196,393	192,584	175,572
Unallocated Amounts	(53,057)	(61,772)	(69,213)
Total gross profit	$580,565	$545,984	$534,456

Income (loss) from operations:
Clinical and Financial Solutions	$222,958	$191,716	$186,973
Population Health	131,414	115,871	108,714
Unallocated Amounts	(322,489)	(346,775)	(423,288)
Total income (loss) from operations	$31,883	$(39,188)	$(127,601)

14. Supplemental Disclosures

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash paid during the period for:
Interest	$15,750	$15,585	$12,997
Income taxes paid, net of tax refunds	$5,037	$7,104	$7,944
Non-cash transactions:
Obligations incurred to purchase capitalized software or enter into capital leases	$393	$4,800	$0

Accrued expenses consist of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Royalties, certain third party product costs and licenses	$16,456	$23,946
Other	45,565	55,021
Total accrued expenses	$62,021	$78,967

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

Other assets consist of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Investment in Nant Health, LLC	$203,117	$-
Fair value of 1.25% Call Option	80,208	57,091
Long-term prepaid commissions	43,756	45,683
Investments in non-marketable securities	20,312	18,828
Long-term deposits and other assets	12,272	16,158
Total other assets	$359,665	$137,760

15. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. Our revenues by geographic area are summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States	$1,338,095	$1,327,840	$1,321,779
Canada	18,024	20,727	24,999
Other international	30,274	29,306	26,283
Total	$1,386,393	$1,377,873	$1,373,061

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,	December 31,
(In thousands)	2015	2014
United States	$116,731	$133,485
India	5,739	8,044
Israel	1,786	2,142
Canada	545	935
Other international	816	1,224
Total	$125,617	$145,830

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

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA; treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Discovery is proceeding. The plaintiff must file a motion for class certification by March 31, 2016. No trial date has been scheduled.

On July 11, 2012, RLIS, Inc. filed a complaint in the United States District Court for the Southern District of Texas against us. The complaint alleges, among other things, that our Enterprise EHR product (now Allscripts Touchworks) willfully infringes U.S. Patent No. 7,076,436. On September 28, 2012, the plaintiff filed an amended complaint that alleges, among other things, that certain of our products and services infringe both the foregoing patent as well as U.S. Patent No. 5,823,948. The Company and the plaintiff settled all claims in the fourth quarter of 2015, and the case has been dismissed.

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

17. North American Site Consolidation Plan

On February 18, 2013, we announced a North American site consolidation plan (the “Site Consolidation Plan”) designed to create a more simplified and efficient organization that is aligned more closely with our business priorities. The Site Consolidation Plan included the closing of twelve offices and one warehouse in conjunction with changes to our corporate operating models intended to reduce costs associated with product solutions development. The costs of implementing these changes primarily consisted of employee severance and relocation costs. We substantially completed the Site Consolidation Plan during the year ended December 31, 2014 and additional estimated costs yet to be incurred in connection with the Site Consolidation Plan, which primarily consist of lease-related costs, are not expected to be material.

During the year ended December 31, 2014, we recognized benefits of approximately $2.2 million due to the release of previously accrued severance costs which we no longer expect to pay and paid the remaining $2.0 million outstanding balance of the severance costs liability that was initially established in the first quarter of 2013. During the year ended December 31, 2013, we incurred approximately $20.1 million in severance, retention bonuses and relocation expenses costs resulting from the Site Consolidation Plan. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2014 and 2013, with the exception of $3.9 million for the year ended December 31, 2013, included in research and development. The portion of these amounts allocable to our reportable segments is not material.

18. Quarterly Financial Information (Unaudited)

The following tables contain a summary of our unaudited quarterly consolidated results of operations for our last eight fiscal quarters.

	Quarter Ended
	December 31,	September 30,		June 30,		March 31,
(In thousands, except per share amounts)	2015 (1)	2015 (1)		2015 (1)		2015
Revenue	$345,647	$354,476		$351,718		$334,552
Cost of revenue	191,844	201,128		208,094		204,762
Gross profit	153,803	153,348		143,624		129,790
Selling, general and administrative expenses	79,354	91,043		86,749		82,029
Research and development	45,995	47,702		44,367		46,727
Asset impairment charges	1,203	22		293		26
Amortization of intangible and acquisition-related assets	4,133	5,712		6,624		6,703
Income (loss) from operations	23,118	8,869		5,591		(5,695)
Interest expense	(7,403)	(9,254)	(3)	(7,483)		(7,256)
Other (expense) income, net	(98)	423		(28)		1,886
Equity in net earnings of unconsolidated investments	(797)	(1,479)		176		0
Income (loss) before income taxes	14,820	(1,441)		(1,744)		(11,065)
Income tax benefit (provision)	1,557	(3,692)	(2)	(1,472)		981
Net income (loss)	16,377	(5,133)		(3,216)		(10,084)
Less: Net income attributable to non-controlling interest	(50)	(111)		(9)		0
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$16,327	$(5,244)		$(3,225)		$(10,084)
Earnings (loss) per share - basic and diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$0.09	$(0.03)		$(0.01)		$(0.06)

	Quarter Ended
	December 31,	September 30,		June 30,		March 31,
(In thousands, except per share amounts)	2014	2014		2014		2014
Revenue	$340,903	$345,389		$351,296		$340,285
Cost of revenue	204,549	213,933		211,308		202,099
Gross profit	136,354	131,456		139,988		138,186
Selling, general and administrative expenses	85,038	97,034		86,663		89,946
Research and development	41,538	45,962		53,016		52,305
Asset impairment charges	256	188		1,751		195
Amortization of intangible and acquisition-related assets	8,866	7,112		7,651		7,651
Income (loss) from operations	656	(18,840)		(9,093)		(11,911)
Interest expense	(7,292)	(7,542)		(7,230)		(7,233)
Other income (expense), net	397	171		230		(32)
Equity in net earnings of unconsolidated investments	(398)	0		0		0
Loss before income taxes	(6,637)	(26,211)		(16,093)		(19,176)
Income tax benefit (provision)	4,459	448	(2)	(1,677)	(2)	(1,566)	(2)
Net income (loss)	(2,178)	(25,763)		(17,770)		(20,742)
Less: Net income attributable to non-controlling interest	0	0		0		0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(2,178)	$(25,763)		$(17,770)		$(20,742)
Loss per share - basic and diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.01)	$(0.15)		$(0.09)		$(0.12)

(1)

Results of operations for the quarter include the results of operations of a third party with a proportionate share allocated to non-controlling interest for the period subsequent to April 17, 2015, which was the date on which we acquired a majority interest in the third party.

(2)

Income tax benefit (provision) reflects the recognition of a valuation allowance of $5.9 million, $5.2 million, $8.0 million and $9.8 million for federal credit carryforwards, and foreign and state net operating loss carryforwards in the quarters ended September 30, 2015, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(3)	Interest expense includes the write-off of $1.4 million of deferred debt issuance costs in connection with amending our senior secured credit facility.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. We reviewed the results of management’s assessment with the Audit Committee of our Board.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On December 11, 2015, the Company entered into an employment agreement with James Hewitt, our Executive Vice President, Solutions Development, that provides for an annual salary of $450,000.  His target performance bonus opportunity will be 75% of his base salary and he will be eligible to participate in the equity-based compensation plans of the Company.  Mr. Hewitt has severance protection consistent with the arrangements for other members of the executive officer group.  If Mr. Hewitt’s employment is terminated without cause or he resigns due to constructive discharge he will receive cash severance equal to his salary and target bonus, his COBRA premium will be subsidized for one year, and he will receive vesting credit on his outstanding equity awards of one year plus the time worked in the current vesting period (subject to the satisfaction of any performance condition).  If the termination is in connection with a change in control of the Company, the severance payment is increased to two-times salary and target bonus and full vesting of equity awards is provided.  The employment agreement contains comprehensive restrictive covenants, including non-compete, non-solicit, no-hire, non-interference with business relationships, non-disparagement, non-disclosure and intellectual property restrictions.

The foregoing summary of Mr. Hewitt’s employment agreement is qualified in its entirety by the terms and conditions of the employment agreement between the Company and Mr. Hewitt, which is filed as Exhibit 10.41 to this Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers required by this Item is incorporated by reference from Part I, Item 4A of this Form 10-K, under the heading “Executive Officers.”

Other information required by this Item is incorporated by reference from the information contained under the proposal “Election of Directors,” the heading “Directors,” and the subheadings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” under the heading “Corporate Governance” in our 2016 Proxy Statement (the “2016 Proxy Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2015.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from information contained under the heading “Compensation Discussion and Analysis” and the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors” under the heading “Corporate Governance” in the 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from information contained under the subheadings “Certain Relationships and Related Transactions” and “Board Meetings and Committees” under the heading “Corporate Governance” in the 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from information contained under the subheadings “Fees Paid to Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in Part II of this Form 10-K:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

		Charged to
	Balance at	Expenses/	Deferred	Write-Offs,	Balance at
	Beginning of	Against	Revenue	Net of	End of
(In thousands)	Year	Revenue	Reclassification	Recoveries	Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2015	$36,047	8,089	(363)	(12,507)	$31,266
Year ended December 31, 2014	$54,252	9,592	(5,340)	(22,457)	$36,047
Year ended December 31, 2013	$45,320	20,095	1,116	(12,279)	$54,252

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

Date: February 26, 2016

Allscripts Healthcare Solutions, Inc.

BY:	/S/ PAUL M. BLACK
Paul M. Black Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul M. Black, Richard J. Poulton and Melinda D. Whittington, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on From 10-K and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL M. BLACK Paul M. Black	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/S/ RICHARD J. POULTON Richard J. Poulton	President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

/S/ STUART L. BASCOMB Stuart L. Bascomb	Director	February 26, 2016

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	February 26, 2016

/S/ GREG GARRISON	Director	February 26, 2016
Greg Garrison

/S/ MICHAEL A. KLAYKO Michael A. Klayko	Chairman of the Board and Director	February 26, 2016

/S/ ANITA V. PRAMODA Anita V. Pramoda	Director	February 26, 2016

/S/ DAVID D. STEVENS David D. Stevens	Director	February 26, 2016

/S/ RALPH H. “RANDY” THURMAN Ralph H. “Randy” Thurman	Director	February 26, 2016

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation			8-K	2.1	June 9, 2010

2.2	Share Purchase Agreement, dated as of March 4, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare International Holdings, LLC, dbMotion, Ltd., the Sellers party thereto and Shareholder Representative Services LLC, as representative of the Sellers			8-K	2.1	March 5, 2013

3.1	Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.	X

3.2	By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

4.1	Indenture dated as of June 18, 2013, between Allscripts Healthcare Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee			8-K	4.1	June 18, 2013

4.2	Form of 1.25% Cash Convertible Senior Note due 2020 (included in Exhibit 4.2)			8-K	4.2	June 18, 2013

10.1	Replacement Facility Amendment, dated as of September 30, 2015, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	October 2, 2015

10.2	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.3	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	June 18, 2013

10.4	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.2	June 18, 2013

10.5	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.2	June 18, 2013

10.6	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	June 18, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.7		Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.4	June 18, 2013

10.8		Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.5	June 18, 2013

10.9		Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.6	June 18, 2013

10.10		Warrant transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.7	June 18, 2013

10.11		Warrant transaction confirmation, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.8	June 18, 2013

10.12		Warrant transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.9	June 18, 2013

10.13		Warrant transaction confirmation, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.10	June 18, 2013

10.14		Warrant transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.11	June 18, 2013

10.15		Warrant transaction confirmation, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.12	June 18, 2013

10.16	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)			10-Q	10.3	October 13, 2009

10.17	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan			10-K	10.19	March 31, 2003

10.18	†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan			10-Q	10.12	November 10, 2008

10.19	†	Amended and Restated Allscripts Healthcare Solutions Inc. Incentive Plan			8-K	10.1	May 23, 2014

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.20	†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2013

10.21	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.22	†	Form of Restricted Stock Unit Award Agreement (Directors)			10-KT	10.37	March 1, 2011

10.23	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.24	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.25	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.26	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.27	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.28	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.29	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-K	10.39	March 1, 2013

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (February 2014)			10-K	10.29	March 3, 2014

10.31	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.32	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 2, 2015

10.33	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

10.34	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.35	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			10-K	10.41	March 1, 2013

10.36	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.37	†	Amendment No. 1 to Employment Agreement, effective October 1, 2015, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

10.38	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.39	†	Employment Agreement, dated as of October 10, 2012 but effective as of November 12, 2012, between Allscripts Healthcare Solutions, Inc. and Dennis Olis			10-K	10.39	March 3, 2014

10.40	†	Employment Agreement, dated as of May 28, 2013, between Allscripts Healthcare Solutions, Inc. and Brian Farley			10-K	10.40	March 3, 2014

10.41	†	Employment Agreement, dated as of December 11, 2015, between Allscripts Healthcare Solutions, Inc. and James Hewitt	X

12.1		Ratio of Earnings to Fixed Charges	X

16.1		Letter to the Securities and Exchange Commission from Ernst & Young LLP dated March 10, 2014			8-K	16.1	March 10, 2014

21.1		Subsidiaries	X

23.1		Consent of Grant Thornton LLP	X

23.2		Consent of Ernst & Young LLP	X

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Definition Linkbase

†	Indicates management contract or compensatory plan.