Form 10-Q
period 2016-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2016-05-06
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 187,071,249 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$100,116	$116,873
Accounts receivable, net of allowance of $32,701 and $31,266 as of March 31, 2016 and December 31, 2015, respectively	340,091	327,851
Prepaid expenses and other current assets	99,127	93,622
Total current assets	539,334	538,346
Fixed assets, net	117,679	125,617
Software development costs, net	86,113	85,775
Intangible assets, net	335,722	347,646
Goodwill	1,222,283	1,222,601
Deferred taxes, net	2,414	2,298
Other assets	320,777	359,665
Total assets	$2,624,322	$2,681,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,530	$60,004
Accrued expenses	56,007	62,021
Accrued compensation and benefits	37,525	62,398
Deferred revenue	365,415	315,925
Current maturities of long-term debt and capital lease obligations	12,430	12,609
Total current liabilities	542,907	512,957
Long-term debt	587,388	612,405
Deferred revenue	20,001	20,273
Deferred taxes, net	23,267	22,164
Other liabilities	61,492	95,076
Total liabilities	1,235,055	1,262,875
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2016 and December 31, 2015; 267,161 and 186,974 shares issued and outstanding as of March 31, 2016, respectively; 266,545 and 189,308 shares issued and outstanding as of December 31, 2015, respectively	2,672	2,665
Treasury stock: at cost, 80,186 and 77,237 shares as of March 31, 2016 and December 31, 2015, respectively	(227,270)	(189,753)
Additional paid-in capital	1,794,015	1,789,449
Accumulated deficit	(188,186)	(190,235)
Accumulated other comprehensive loss	(3,231)	(4,242)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,378,000	1,407,884
Non-controlling interest	11,267	11,189
Total stockholders’ equity	1,389,267	1,419,073
Total liabilities and stockholders’ equity	$2,624,322	$2,681,948

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Revenue:
Software delivery, support and maintenance	$229,158	$227,559
Client services	116,400	106,993
Total revenue	345,558	334,552
Cost of revenue:
Software delivery, support and maintenance	75,169	76,687
Client services	100,859	107,159
Amortization of software development and acquisition-related assets	17,632	20,916
Total cost of revenue	193,660	204,762
Gross profit	151,898	129,790
Selling, general and administrative expenses	84,153	82,029
Research and development	47,037	46,727
Asset impairment charges	4,650	26
Amortization of intangible and acquisition-related assets	4,162	6,703
Income (loss) from operations	11,896	(5,695)
Interest expense	(6,969)	(7,256)
Other income, net	366	1,886
Equity in net earnings of unconsolidated investments	(2,603)	0
Income (loss) before income taxes	2,690	(11,065)
Income tax (provision) benefit	(563)	981
Net income (loss)	2,127	(10,084)
Less: Net income attributable to non-controlling interest	(78)	0
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$2,049	$(10,084)
Earnings (loss) per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$0.01	$(0.06)
Earnings (loss) per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$0.01	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income (loss)	$2,127	$(10,084)
Other comprehensive income (loss):
Foreign currency translation adjustments	744	(1,067)
Change in unrealized gains on marketable securities	0	(228)
Change in fair value of derivatives qualifying as cash flow hedges	441	0
Other comprehensive income (loss) before income tax expense	1,185	(1,295)
Income tax benefit (expense) related to items in other comprehensive income (loss)	(174)	88
Total other comprehensive income (loss)	1,011	(1,207)
Comprehensive income (loss)	3,138	(11,291)
Less: Comprehensive income attributable to non-controlling interest	(78)	0
Comprehensive income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$3,060	$(11,291)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,127	$(10,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,452	41,661
Stock-based compensation expense	9,919	9,120
Excess tax benefits from stock-based compensation	(197)	(2)
Deferred taxes	(362)	(949)
Asset impairment charges	4,650	26
Other losses, net	3,059	965
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	(12,250)	5,244
Prepaid expenses and other assets	(1,815)	(1,960)
Accounts payable	16,997	11,817
Accrued expenses	(5,165)	(15,365)
Accrued compensation and benefits	(24,929)	(11,136)
Deferred revenue	49,393	29,240
Other liabilities	54	(47)
Net cash provided by operating activities	75,933	58,530
Cash flows from investing activities:
Capital expenditures	(7,752)	(6,115)
Capitalized software	(15,134)	(9,315)
Purchase of controlling interest, net of cash acquired	0	0
Purchases of non-marketable securities, other investments and related intangible assets	(500)	(750)
Sales and maturities of marketable securities and other investments	0	1,305
Proceeds received from sale of fixed assets	11	7
Net cash used in investing activities	(23,375)	(14,868)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	5	40
Excess tax benefits from stock-based compensation	197	2
Taxes paid related to net share settlement of equity awards	(4,146)	(2,207)
Payments of capital lease obligations	(239)	(68)
Credit facility payments	(28,164)	(20,625)
Credit facility borrowings	0	15,000
Repurchase of common stock	(37,517)	0
Net cash used in financing activities	(69,864)	(7,858)
Effect of exchange rate changes on cash and cash equivalents	549	(497)
Net (decrease) increase in cash and cash equivalents	(16,757)	35,307
Cash and cash equivalents, beginning of period	116,873	53,173
Cash and cash equivalents, end of period	$100,116	$88,480

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2016 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting, although the Company believes that the disclosures made are adequate to make that information not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Form 10-K”).

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

Accounting Pronouncements Not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. As issued, ASU 2014-09 is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On August 12, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, while also permitting companies to voluntarily adopt the new revenue standard as of the original effective date. In addition, in March 2016 the FASB issued ASU 2016-08 and ASU 2016-10, both of which clarify certain implementation guidance within ASU 2014-09. We have initiated an assessment of our systems, data and processes related to the implementation of this accounting standard. This assessment is expected to be completed during fiscal 2016. Additionally, we are currently evaluating the potential impact that the implementation of this standard will have on our consolidated financial statements, as well as the selection of the method of adoption. We currently do not expect to implement this standard prior to its mandatory effective date.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The guidance in ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for interim and annual periods beginning after December 15, 2016, and should be applied prospectively. Earlier application is permitted. We are currently evaluating the impact of this new accounting guidance.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting (“ASU 2016-09”). The guidance in ASU 2016-09 affects several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Excess tax benefits and deficiencies will now be recognized as income tax expense or benefit in the income statement. Entities will also be able to make an accounting policy election to account for forfeitures as they occur rather than estimating the number of awards expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently in the process of evaluating this new guidance, which we expect to have an impact on our consolidated financial statements and results of operations.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements and Investments

We carry a portion of our financial assets and liabilities at fair value that are measured at a reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the following hierarchy:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Our Level 2 derivative financial instruments include foreign currency forward contracts valued based upon observable values of spot and forward foreign currency exchange rates. Refer to Note 9, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

Level 3: Unobservable inputs that are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated. Refer to Note 9, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2016				December 31, 2015
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1.25% Call Option	Other assets	$0	$0	$49,005	$49,005	$0	$-	$80,208	$80,208
1.25% Embedded cash conversion option	Other liabilities	0	0	(49,817)	(49,817)	0	0	(81,210)	(81,210)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	866	0	866	0	424	0	424
Foreign exchange derivative liabilities	Accrued expenses	0	0	0	0	0	0	0	0
Total		$0	$866	$(812)	$54	$0	$424	$(1,002)	$(578)

Investments

The following table summarizes our equity investments which are included in other assets in the accompanying consolidated balance sheet:

	Number of	Original	Carrying Value at
(In thousands)	Investees	Investment	March 31, 2016	December 31, 2015
Equity method investments (1):
Nant Health, LLC	1	$205,393	$200,514	$203,117
Other	3	1,658	2,436	2,436
Total equity method investments	4	207,051	202,950	205,553
Cost method investments	3	19,776	15,826	17,876
Total equity investments	7	$226,827	$218,776	$223,429
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

The decline in the carrying value of our equity method investments from December 31, 2015 to March 31, 2016 was primarily due to the recognition of $2.6 million representing our equity share of the net losses of our investees for the period and the amortization of cost basis differences.  The carrying amount of our equity method investment in Nant Health, LLC (“NantHealth”) at March 31, 2016 exceeded the amount of our share of underlying equity in net assets of NantHealth at December 31, 2015 by $182.0 million. The excess carrying value over the underlying equity in net assets of NantHealth is primarily comprised of amortizable intangible assets and nonamortizable goodwill. The decline in the carrying value of our cost method investments from December 31, 2015 to March 31, 2016 was primarily due to the recognition of an impairment charge of $2.1 million on one investment during the first quarter of 2016.  As of March 31, 2016, it is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

       During first quarter of 2016, we acquired a $0.5 million non-marketable convertible note of a third party with which we have an existing license and distribution agreement. This investment is accounted as an available-for-sale security with changes in fair value recorded in accumulated other comprehensive loss. The fair value of the convertible note was $0.5 million as of March 31, 2016 and was included in other assets in the accompanying consolidated balance sheet as of March 31, 2016.

 Summarized Financial Information for Equity Method Investments

Summarized financial information for our equity method investments on an aggregated basis since the date of acquisition is as follows:

	December 31,	September 30,
(In thousands)	2015	2015
Current assets	$42,239	$58,550
Noncurrent assets	397,519	411,159
Current liabilities	52,482	77,188
Noncurrent liabilities	191,563	166,898
Equity of equity method investments	$195,713	$225,623

(In thousands)	Trailing Three Months Ended December 31, 2015	Trailing Three Months Ended December 31, 2014
Revenue	$23,336	$2,470
Net loss	(24,540)	(216)

Long-Term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility, with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of March 31, 2016, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 7, “Debt,” for further information regarding our long-term financial liabilities.

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

The fair value of service-based restricted stock units and restricted stock awards is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three months ended March 31, 2016 and 2015.

Stock-based compensation expense recognized during the three months ended March 31, 2016 and 2015 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.  No stock-based compensation costs were capitalized during the three months ended March 16, 2016 and 2015.

	Three Months Ended March 31,
(In thousands)	2016	2015
Cost of revenue:
Software delivery, support and maintenance	$1,169	$1,096
Client services	1,490	1,408
Total cost of revenue	2,659	2,504
Selling, general and administrative expenses	5,166	5,011
Research and development	2,576	2,003
Total stock-based compensation expense	$10,401	$9,518

We granted stock-based awards as follows:

	Three Months Ended March 31, 2016
		Weighted-Average
		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
Service-based restricted stock units	1,802	$13.13
Performance-based restricted stock units with a service condition	545	$12.39
Market-based restricted stock units with a service condition	621	$13.49
	2,968	$13.07

During the three months ended March 31, 2016 and the year ended December 31, 2015, 0.6 million and 1.4 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2016 and 2015 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2016 and 2015 were 323 thousand and 179 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

In November 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $150 million of our common stock through December 31, 2018. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. During the three months ended March 31, 2016, we repurchased 2.9 million shares of our common stock for $37.5 million pursuant to this stock repurchase program. As of March 31, 2016, the amount available for repurchase of common stock under this program was $112.5 million.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Basic Earnings (Loss) per Common Share:
Net income (loss)	$2,127	$(10,084)
Less: Net income attributable to non-controlling interest	$(78)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$2,049	$(10,084)

Weighted-average common shares outstanding	188,561	180,581

Basic Earnings (Loss) per Common Share	$0.01	$(0.06)

Diluted Earnings (Loss) per Common Share:
Net income (loss)	$2,127	$(10,084)
Less: Net income attributable to non-controlling interest	$(78)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$2,049	$(10,084)

Weighted-average common shares outstanding	188,561	180,581
Dilutive effect of stock options, restricted stock unit awards and warrants	2,180	0
Weighted-average common shares outstanding assuming dilution	190,741	180,581

Diluted Earnings (Loss) per Common Share	$0.01	$(0.06)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three months ended March 31, 2015, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for that period, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2016	2015
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	25,201	25,144

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$450,692	$(309,721)	$140,971	$450,852	$(302,284)	$148,568
Customer contracts and relationships	552,200	(409,449)	142,751	552,395	(405,317)	147,078
Total	$1,002,892	$(719,170)	$283,722	$1,003,247	$(707,601)	$295,646

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,222,283			1,222,601
Total			$1,274,283			$1,274,601

Effective January 1, 2016, we made an organizational change within our Clinical and Financial Solutions reportable segment. Refer to Note 12, “Business Segments” for additional information. As a result of this organizational change, we assessed our revised reporting units and allocated the goodwill previously assigned to our former Touchworks reporting unit to our new Acute and Ambulatory reporting units based on the relative fair value allocation method as applied to the separate Touchworks acute and ambulatory businesses.

We performed our annual goodwill impairment test as of October 1, 2015, our annual testing date, and again as of January 1, 2016 in conjunction with the organizational change within our Clinical and Financial Solutions reportable segment. The January 1, 2016 goodwill impairment test was performed on a before and after basis, which included impairment tests for each of the separate Touchworks acute and ambulatory businesses and for each of the new Acute and Ambulatory reporting units. The fair values of the separate Touchworks acute and ambulatory businesses and of the Acute and Ambulatory reporting unit substantially exceeded their carrying values and no indicators of impairment were identified as a result of each of these goodwill impairment tests.

Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2016 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Total
Balance as of December 31, 2015	$796,367	$426,234	$1,222,601
Foreign exchange translation	(318)	0	(318)
Balance as of March 31, 2016	$796,049	$426,234	$1,222,283

There were no accumulated impairment losses associated with our goodwill as of March 31, 2016 or December 31, 2015.

6. Asset Impairment Charges

During the first quarter of 2016, we incurred non-cash asset impairment charges totaling $4.7 million. Included in these charges was $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments, and other charges of $0.4 million to write down a long-term asset to its estimated net realizable value. Asset impairment charges for the first quarter of 2015 were not significant.

7. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	March 31, 2016			December 31, 2015
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$58,663	$286,337	$345,000	$61,771	$283,229
Senior Secured Credit Facility (long-term portion)	306,250	5,232	301,018	334,375	5,225	329,150
Senior Secured Credit Facility (current portion)	12,500	473	12,027	12,500	479	12,021
Other debt	144	0	144	183	0	183
Total debt	$663,894	$64,368	$599,526	$692,058	$67,475	$624,583

Interest expense consisted of the following:

	Three Months Ended March 31,
(In thousands)	2016	2015
Interest expense	$3,538	$3,861
Amortization of discounts and debt issuance costs	3,431	3,395
Total interest expense	$6,969	$7,256

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended March 31,
(In thousands)	2016	2015
Coupon interest at 1.25%	$1,078	$1,078
Amortization of discounts and debt issuance costs	3,108	2,948
Total interest expense related to the 1.25% Notes	$4,186	$4,026

Senior Secured Credit Facility Amendment

On March 28, 2016, we entered into a First Amendment with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders to our senior secured credit facility agreement executed on September 30, 2015. This amendment allows us greater flexibility to make selective cash investments in third parties while continuing to remain in compliance with the original covenants of our senior secured credit facility agreement. In addition, this amendment clarifies certain definitions and clauses contained in our original senior secured credit facility agreement. None of the original terms of our senior secured credit facility relating to scheduled future principal payments, applicable interest rates and margins, and borrowing capacity under our revolving facility were amended. In connection with this amendment, we incurred fees and other costs totaling $0.3 million, which were capitalized and included in the net carrying amounts outstanding under our senior secured credit facility as of March 31, 2016. The capitalized fees and other costs will be amortized to interest expense over the remaining term of our senior secured credit facility.

As of March 31, 2016, $243.8 million under a term loan, $75.0 million under our revolving credit facility, and $0.7 million in letters of credit were outstanding under our senior secured credit facility.

As of March 31, 2016, the interest rate on the United States dollars-denominated borrowings under the senior secured credit facility was LIBOR plus 1.75%, which totaled 2.18%. We were in compliance with all covenants under the senior secured credit facility agreement as of March 31, 2016.

As of March 31, 2016, we had $474.3 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our revolving credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of March 31, 2016, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

The following table summarizes our future payment obligations under the 1.25% Notes and our senior secured credit facility as of March 31, 2016:

(In thousands)	Total	Remainder of 2016	2017	2018	2019	2020
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$345,000
Term Loan	243,750	9,375	15,625	28,125	40,625	150,000
Revolving Facility	75,000	0	0	0	0	75,000
Other debt	144	144	0	0	0	0
Total debt	$663,894	$9,519	$15,625	$28,125	$40,625	$570,000

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

	Three Months Ended March 31,
(In thousands)	2016	2015
Income (loss) before income taxes	$2,690	$(11,065)
Income tax (provision) benefit	$(563)	$981
Effective tax rate	20.9%	8.9%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2016, compared with the prior year comparable period, differs primarily due to the fact that the income tax (provision) benefit for the three months ended March 31, 2015 did not include any tax benefit for year to date losses due to our estimate of income at that time for overall annual results of operation for 2015. Additionally, no estimate of the research and development credit was included in the effective tax rate for the three months ended March 31, 2015 as the credit had not been reinstated for 2015 until December 18, 2015.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Due to the level of forecasted operating income for the year ending December 31, 2016, we released $0.9 million of valuation allowance during the three months ended March 31, 2016 related to deferred tax assets associated with net operating loss carryforwards.

Our unrecognized income tax benefits were $12.3 million and $11.8 million as of March 31, 2016 and December 31, 2015, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

9. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	March 31, 2016
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$866	Accrued expenses	$-
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	49,005	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	49,817
Total derivatives		$49,871		$49,817

	December 31, 2015
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$424	Accrued expenses	$-
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	80,208	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	81,210
Total derivatives		$80,632		$81,210

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

In 2015, we entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of March 31, 2016, there were 30 forward contracts outstanding that were staggered to mature monthly starting in April 2016 and ending in December 2017. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2017. As of March 31, 2016, the notional amounts of outstanding forward contracts ranged from 20 million to 140 million INR, or the equivalent of $0.3 million to $2.1 million, based on the exchange rate between the United States dollar and the INR in effect as of March 31, 2016. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three months ended March 31, 2016, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of March 31, 2016, we estimate that $0.7 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months ended March 31, 2016	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months ended March 31, 2016
Foreign exchange contracts	$342	Cost of Revenue	$(31)
		Selling, general and administrative expenses	(25)
		Research and development	(43)

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months ended March 31, 2015	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months ended March 31, 2015
Foreign exchange contracts	$0	Cost of Revenue	$0
		Selling, general and administrative expenses	0
		Research and development	0

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes embedded  cash conversion option in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2016	2015
1.25% Call Option	$(31,203)	$(7,209)
1.25% Embedded cash conversion option	31,393	7,234
Net gain (loss) included in other income, net	$190	$25

10. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2015 (1)	$(4,500)	$0	$258	$(4,242)
Other comprehensive (loss) income before reclassifications	744	0	207	951
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	60	60
Net other comprehensive (loss) income	744	0	267	1,011
Balance as of March 31, 2016 (2)	$(3,756)	$0	$525	$(3,231)

(1) Net of taxes of $166 thousand for unrealized net gains on foreign exchange contract derivatives

(2) Net of taxes of $340 thousand for unrealized net gains on foreign exchange contract derivatives

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2014 (1)	$(2,119)	$140	$0	$(1,979)
Other comprehensive income (loss) before reclassifications	(1,067)	0	0	(1,067)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(140)	0	(140)
Net other comprehensive income	(1,067)	(140)	0	(1,207)
Balance as of March 31, 2015	$(3,186)	$0	$0	$(3,186)

(1) Net of taxes of $88 thousand for unrealized net gains on marketable securities

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2016			2015
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$744	$0	$744	$(1,067)	$0	$(1,067)
Marketable securities:
Net gain arising during the period	0	0	0	0	0	0
Net gain reclassified into income	0	0	0	(228)	88	(140)
Net change in unrealized gains on marketable securities	0	0	0	(228)	88	(140)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	342	(135)	207	0	0	0
Net (gains) losses reclassified into income	99	(39)	60	0	0	0
Net change in unrealized gains (losses) on foreign exchange contracts	441	(174)	267	0	0	0
Net gain (loss) on cash flow hedges	441	(174)	267	0	0	0
Other comprehensive (loss) income	$1,185	$(174)	$1,011	$(1,295)	$88	$(1,207)

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

On September 14, 2010, Pegasus Imaging Corporation filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between the plaintiff and Advanced Imaging Concepts, Inc., a software company that we acquired in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from the plaintiff in approximately 1999. On April 16, 2013, the plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to the plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against the plaintiff for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. On July 7, 2014, the Court granted our motion for summary judgment on the plaintiff’s claim of unfair trade practices under Florida law and our motion for summary judgment as to the aforementioned defunct corporations, and granted the plaintiff’s motion for summary judgment on our counterclaims, for which the plaintiff has moved for reconsideration. A hearing to hear the plaintiff’s motions was held September 21 and 22, 2015, and we are awaiting a ruling. No trial date has been scheduled.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA; treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Allscripts answered the complaint denying all material allegations and asserting a number of affirmative defenses, as well as counterclaims for breach of a license agreement.  After plaintiff’s motion to compel arbitration of the counterclaims was granted, Allscripts made a demand in arbitration where the counterclaims remain pending.  Discovery in the proposed class action has now concluded. On March 31, 2016, plaintiff filed its motion for class certification. Our opposition to the motion is due May 16, 2016, and plaintiff’s reply is to be filed on May 31, 2016.  No trial date has been scheduled.

Other Matters

On May 2, 2012, a lawsuit was filed in the United States District Court for the Northern District of Illinois against us; Glen Tullman, our former Chief Executive Officer; and William Davis, our former Chief Financial Officer, by the Bristol County Retirement System for itself and on behalf of a purported class consisting of stockholders who purchased our common stock between November 18, 2010 and April 26, 2012.  In April 2015, the Court granted a motion for preliminary approval of the class settlement in this lawsuit and on July 21, 2015, the Court approved the settlement and entered a final judgment binding on members of the class, minus stockholders who excluded themselves from the settlement, including certain entities affiliated with HealthCor Management, L.P. On March 29, 2016, we reached a settlement with the stockholders who had excluded themselves from the class settlement, and this matter is now resolved.

12. Business Segments

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

In an effort to further streamline and align our operating structure around our key ambulatory and acute products, effective January 1, 2016, we made changes to our organizational and reporting structure. These changes included (i) the separation of the former Touchworks strategic business unit and its separate leadership team into acute and ambulatory businesses, and (ii) the transfer of several ancillary analytics-type products between our two existing reportable segments. In conjunction with these changes, we formed new Ambulatory and Acute strategic business units, which are deemed to be operating segments within the Clinical and Financial Solutions reportable segment. The ancillary products are extensions of our key ambulatory and acute solutions and in the future will be managed within the new Ambulatory and Acute strategic business units. The prior period segment disclosures below were revised to conform to the current year presentation.

After the finalization of the above changes to our organizational and reporting structure, effective January 1, 2016, we had four operating segments which are aggregated into our two existing reportable segments. The Clinical and Financial Solutions reportable segment includes the new Ambulatory and Acute, and the Payer and Life Sciences strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include Electronic Health Record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of a single strategic business unit, which represents a separate operating segment, and derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community.

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

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenue:
Clinical and Financial Solutions	$271,654	$263,875
Population Health	66,383	64,948
Unallocated Amounts	7,521	5,729
Total revenue	$345,558	$334,552

Gross Profit:
Clinical and Financial Solutions	$114,200	$98,273
Population Health	48,995	43,199
Unallocated Amounts	(11,297)	(11,682)
Total gross profit	$151,898	$129,790

Income (loss) from operations:
Clinical and Financial Solutions	$61,017	$43,185
Population Health	32,834	26,247
Unallocated Amounts	(81,955)	(75,127)
Total income (loss) from operations	$11,896	$(5,695)

13. Subsequent Events

On March 20, 2016, we entered into a Contribution and Investment Agreement with GI Netsmart Holdings LLC, a Delaware limited liability company, Andrews Henderson LLC, a Delaware limited liability company, and Nathan Holding LLC, a Delaware limited liability company to form a joint venture (the “Netsmart JV”). The establishment of the Netsmart JV, combining our Allscripts HomecareTM business with Netsmart Technologies, Inc.’s well-established behavioral health technology business completed on April 19, 2016. The results of the joint venture will be consolidated with Allscripts financial results in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Form 10-K”) under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms “we,” “us,” “our” or Allscripts as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Our Business Overview and Regulatory Environment

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives are critical tools for many Accountable Care Organizations (“ACOs”). As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. In recent years, we took several significant steps to solidify and advance our population health management solutions through both acquisition and internal development efforts. We acquired dbMotion, a leading supplier of community health solutions, and Jardogs, the developer of FollowMyHealth®, a cloud-based patient engagement solutions provider. We further advanced our population health management capabilities by introducing innovative additional features, functionality, and enhancements to our solutions in the areas of connectivity, collaboration and data analytics. Taken together, we believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling United States users to better comply with the Meaningful Use program (as described below) and successfully participate in other advanced payment model programs. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions. We believe these solutions will transform the coordination and delivery of health care, ultimately improving patient outcomes. In that regard, in June 2015, we announced the expansion of our strategic partnership with NantHealth and the strengthening of our commercial agreement. NantHealth is a cloud-based information technology company providing comprehensive genomic and protein-based molecular diagnostics testing. Sophisticated care planning tools combine complex genomic and proteomic analysis with actionable health information, enabling clinicians to make informed decisions and select personalized cancer treatment plans for their patients. Through our collaboration with NantHealth, we plan to develop and deliver cutting-edge, precision medicine solutions directly to the point of care for our EHR clients.

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid evolution, primarily due to new laws and regulations, as well as changes in industry standards. Various incentives that exist today (including electronic prescribing and alternative payment models that reward high value care delivery) are rapidly moving health care toward a time where EHRs are as common as practice management systems in all provider offices. As a result, we believe that government-driven initiatives, such as the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and the Medicare Access and CHIP Reauthorization Act (“MACRA”) will continue to markedly affect healthcare IT adoption and expansion, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

Given that we expect CMS will release further future regulations related to EHRs even as we comply with the Final Rules associated with Stage 3 of the Meaningful Use program, our industry must prepare for expected additional areas in which we must execute compliance. Similarly, our ability to achieve applicable product certifications, the changing frequency of the ONC certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions were certified as 2014-compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services, as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products under the modular certification option.

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

In an effort to further streamline and align our operating structure around our key ambulatory and acute products, effective January 1, 2016, we made changes to our organizational and reporting structure. These changes included (i) the separation of the former Touchworks strategic business unit into acute and ambulatory businesses, and (ii) the transfer of several ancillary analytics-type products between our two existing reportable segments. In conjunction with these changes, we formed new Ambulatory and Acute strategic business units, which are deemed to be operating segments within the Clinical and Financial Solutions reportable segment.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

First Quarter 2016 Summary

During the first quarter of 2016, we built upon the momentum from the last quarter of 2015 and remained focused on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning Allscripts for sustainable long-term growth both domestically and globally. In that regard, we had success across the four key areas that we expect will drive our future growth: EHR replacement market, population health management, international markets and provision of high value-added, strategic services to our clients. While there are still opportunities for improving our operating leverage, the results of our continued efforts to streamline operations are being manifested in terms of improved profitability and growth in cash flows from operations and bookings. In particular, the benefits of improving operating leverage are visible in our gross margin, which increased by 17% to $151.9 million as compared with $129.8 million for the first quarter of 2015; in our operating margin of $11.9 million compared with a loss of $5.7 million for the first quarter of 2015; and in the fact that we achieved a second consecutive profitable quarter. Additionally, cash flows from operations increased $17 million to $76 million during the three months ended March 31, 2016 compared with $59 million during the three months ended March 31, 2015.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, remote hosting, outsourcing and subscription-based services, totaled $252 million for the first quarter of 2016, compared with $343 million for the fourth quarter of 2015 and $236 million for the first quarter of 2015. This represents a decrease of approximately 27% and growth of approximately 7% compared to the fourth quarter of 2015 and the first quarter of 2015, respectively, and a record level for a first quarter bookings. The decrease on a sequential basis was expected as our bookings exhibit a modest seasonal pattern, with our fourth quarter bookings typically being higher than our first quarter bookings. The growth in bookings compared with the first quarter of 2015 was driven by increased sales of managed services, particularly those related to outsourcing, remote hosting and revenue cycle management. The composition of our bookings for the first quarter of 2016 was approximately 44% of software delivery-related bookings and approximately 56% of client services-related bookings. The corresponding ratios for the first quarter of 2015 were approximately 63% and 37%, respectively. Services bookings grew 61% and software delivery bookings decreased 25% during the first quarter of 2016 compared with the first quarter of 2015. Bookings mix between software and services can fluctuate quarter-to-quarter based on the timing of the execution of multi-year contracts and the combination of types of solutions sold.

On March 20, 2016, we entered into a Contribution and Investment Agreement with GI Netsmart Holdings LLC, a Delaware limited liability company (“GI”), Andrews Henderson LLC, a Delaware limited liability company, and Nathan Holding LLC, a Delaware limited liability company to form a joint venture (the “Netsmart JV”). The establishment of the Netsmart JV, combining our Allscripts HomecareTM business with Netsmart Technologies, Inc.’s well-established behavioral health technology business, was completed on April 19, 2016. This transaction establishes the Netsmart JV as the largest human services and post-acute technology provider in healthcare. The results of the joint venture will be consolidated with Allscripts financial results in future periods.

Overview of Consolidated Results

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Revenue:
Software delivery, support and maintenance	$229,158	$227,559	0.7%
Client services	116,400	106,993	8.8%
Total revenue	345,558	334,552	3.3%
Cost of revenue:
Software delivery, support and maintenance	75,169	76,687	(2.0%)
Client services	100,859	107,159	(5.9%)
Amortization of software development and acquisition-related assets	17,632	20,916	(15.7%)
Total cost of revenue	193,660	204,762	(5.4%)
Gross profit	151,898	129,790	17.0%
Gross margin %	44.0%	38.8%
Selling, general and administrative expenses	84,153	82,029	2.6%
Research and development	47,037	46,727	0.7%
Asset impairment charges	4,650	26	NM
Amortization of intangible and acquisition-related assets	4,162	6,703	(37.9%)
Income (loss) from operations	11,896	(5,695)	NM
Interest expense	(6,969)	(7,256)	(4.0%)
Other income, net	366	1,886	(80.6%)
Equity in net earnings of unconsolidated investments	(2,603)	0	NM
Income (loss) before income taxes	2,690	(11,065)	124.3%
Income tax (provision) benefit	(563)	981	(157.4%)
Effective tax rate	20.9%	8.9%
Net income (loss)	2,127	(10,084)	121.1%
Less: Net income attributable to non-controlling interest	(78)	0	NM
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$2,049	$(10,084)	120.3%

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$194,531	$197,400	(1.5%)
Non-recurring revenue	34,627	30,159	14.8%
Total software delivery, support and maintenance	229,158	227,559	0.7%
Client services
Recurring revenue	73,525	60,115	22.3%
Non-recurring revenue	42,875	46,878	(8.5%)
Total client services	116,400	106,993	8.8%
Total revenue	$345,558	$334,552	3.3%

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Total revenue for the first quarter of 2016 was $346 million compared with $335 million for the first quarter of 2015. The increase in total revenue was primarily driven by higher revenue from recurring managed services and subscription-based software sales, and non-recurring third-party software and hardware sales. These increases were partially offset by lower support and maintenance revenue, and non-recurring client services revenue.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, and recurring transactions revenue, and non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Within recurring revenue, growth in subscription-based software revenue, as we continued to expand our client base for our population health management patient portal and ambulatory EHR solutions, was more than offset by lower support and maintenance revenue. The decrease in support and maintenance revenue was attributable to a combination of anticipated changes in our client base, partly driven by client transitions to a subscription-based software delivery model, as well as maintenance revenue during the first quarter of 2015 being at its highest level over the past two fiscal years. Support and maintenance revenue can also experience some quarterly variability related to contract restructurings and the achievement of client activation milestones. Non-recurring software delivery, support and maintenance revenue increased primarily driven by third-party software license sales and hardware resale.

Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, remote hosting and revenue cycle management, as well as non-recurring project-based client services revenue. Recurring revenue increased primarily due to expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015, the results of which are consolidated with our financial results from the date of this transaction. Revenue related to remote hosting services also increased as we experienced increased demand for these services. Non-recurring revenue declined primarily as a result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions. Non-recurring client services revenue can also vary between periods from the timing of implementation services revenue recognition associated with large-scale implementation contracts and the achievement of key delivery milestones, and the timing of special projects.

Total recurring and non-recurring revenue represented 78% and 22% of our total revenue during the first quarter of 2016 compared with 77% and 23%, respectively, of our total revenue during the first quarter of 2015, with the total recurring revenue level representing an all-time record for the Company.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Total cost of revenue	$193,660	$204,762	(5.4%)
Gross profit	$151,898	$129,790	17.0%
Gross margin %	44.0%	38.8%

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Gross profit and gross margin increased during the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Gross margin improved across all primary revenue streams compared with the prior year. This improvement was primarily attributable to higher profitability from the delivery of recurring client services, particularly outsourcing, as we continue to expand our customer base for these services. The overall profitability associated with non-recurring client services revenue also improved compared with the first quarter of 2015 as the current quarter reflects the full effect of cost reduction initiatives completed during the first half of 2015. Additionally, gross profit and gross margin increased due to improved profitability associated with recurring subscription-based software as we were able to generate higher revenue while maintaining a stable cost base to deliver these solutions. Lastly, lower amortization of software development and acquisition-related assets also contributed to the improvement in gross profit and gross margin. Lower gross profit associated with support and maintenance partially offset these improvements.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Selling, general and administrative expenses	$84,153	$82,029	2.6%

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

During the three months ended March 31, 2016, selling, general and administrative expenses increased compared with the three months ended March 31, 2015. During the first quarter of 2016 we incurred higher costs driven by $3.7 million of transaction costs related to the Netsmart JV, and the timing of marketing expenditures and incentive compensation. These increases were partially offset by a $6.0 million decline in severance costs recognized during the first quarter of 2015 which were associated with headcount reductions made during the first half 2015.

Research and Development

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Research and development	$47,037	$46,727	0.7%

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Expensed research and development costs were essentially flat for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The incremental investment in the precision medicine and ambulatory business areas were substantially offset by an increase in the amount of related capitalized software development costs. Total research and development spending, which includes amounts of capitalized software development costs, represented 18% and 17% of our revenues for the first quarters of 2016 and 2015, respectively. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Asset impairment charges	$4,650	$26	NM

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

During the first quarter of 2016, we incurred non-cash asset impairment charges totaling $4.7 million. Included in these charges was $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments, and a non-cash charge of $0.4 million to write down a long-term asset to its estimated net realizable value.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Amortization of intangible and acquisition-related assets	$4,162	$6,703	(37.9%)

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Amortization of intangible assets decreased during the three months ended March 31, 2016 compared with the prior year comparable period. During 2015, the amortization periods for several intangible assets ended and these assets were fully amortized. As a result, the first quarter of 2015 includes amortization that did not recur during the first quarter of 2016. This impact was partially offset by additional amortization associated with intangible assets acquired as part of our acquisitions of a majority interest in a third party in April 2015.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Interest expense	$6,969	$7,256	(4.0%)

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Interest expense during the three months ended March 31, 2016 decreased compared with the prior year comparable period primarily due to lower borrowing costs resulting from the amendment of our senior secured credit facility during the third quarter of 2015, which was partially offset by the effect of higher debt outstanding during the first quarter of 2016 compared with the comparable prior year period.

Other Income, Net

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Other income, net	$366	$1,886	(80.6%)

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Other income, net for the three months ended March 31, 2016 and 2015 consists of miscellaneous receipts.  The three months ended March 31, 2015 also included the recognition of unrealized gains from accumulated other comprehensive loss related to our available-for-sale marketable securities that were sold during the first quarter of 2015.

Equity in Net Earnings of Unconsolidated Investments

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Equity in net earnings of unconsolidated investments	$(2,603)	$0	NM

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Equity in net earnings of unconsolidated investments represent our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The amount recognized during the three months ended March 31, 2016 represents our share of the net loss incurred by NantHealth. We did not have any investments accounted for under the equity method during the three months ended March 31, 2015.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Income tax (provision) benefit	$(563)	$981	(157.4%)
Effective tax rate	20.9%	8.9%

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2016, compared with the prior year comparable period, differs primarily due to the fact that the income (provision) tax benefit for the three months ended March 31, 2015 did not include any tax benefit for year to date losses due to our estimate of income at that time for overall annual results of operation for 2015.  Additionally, no estimate of the research and development credit was included in the effective tax rate for the three months ended March 31, 2015 as the credit had not been reinstated for 2015 until December 18, 2015.

Segment Operations

Overview of Segment Results

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Revenue:
Clinical and Financial Solutions	$271,654	$263,875	2.9%
Population Health	66,383	64,948	2.2%
Unallocated Amounts	7,521	5,729	31.3%
Total revenue	$345,558	$334,552	3.3%

Gross Profit:
Clinical and Financial Solutions	$114,200	$98,273	16.2%
Population Health	48,995	43,199	13.4%
Unallocated Amounts	(11,297)	(11,682)	3.3%
Total gross profit	$151,898	$129,790	17.0%

Income (loss) from operations:
Clinical and Financial Solutions	$61,017	$43,185	41.3%
Population Health	32,834	26,247	25.1%
Unallocated Amounts	(81,955)	(75,127)	(9.1%)
Total income (loss) from operations	$11,896	$(5,695)	NM

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

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Revenue	$271,654	$263,875	2.9%
Gross profit	$114,200	$98,273	16.2%
Gross margin %	42.0%	37.2%
Income from operations	$61,017	$43,185	41.3%
Operating margin %	22.5%	16.4%

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Clinical and Financial Solutions revenue increased during the three months ended March 31, 2016 compared with the prior year comparable period. This increase was primarily driven by higher revenue from recurring client services due to an increase in our client base for such services, including additional revenue associated with expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015. Revenue related to remote hosting also increased as we experienced increased demand for these services. These increases were partially offset by lower non-recurring client services revenue, as a result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions, and lower support and maintenance revenue during the first quarter of 2016 compared with the first quarter of 2015.

The improvement in gross profit and gross margin during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 was broad-based across our primary revenue streams, and highest within both recurring and non-recurring client services. The first quarter of 2016 reflects the full effect of cost reduction initiatives completed during the first half of 2015, which resulted in both lower overall third-party resources utilization and internal costs associated with the delivery of client services compared with the first quarter of 2015.  Income from operations and operating margin percentage increased during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to the same factors.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community.

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Revenue	$66,383	$64,948	2.2%
Gross profit	$48,995	$43,199	13.4%
Gross margin %	73.8%	66.5%
Income from operations	$32,834	$26,247	25.1%
Operating margin %	49.5%	40.4%

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Population Health revenue increased during the three months ended March 31, 2016 compared with the prior year comparable period. The increase in revenue was primarily driven by higher recurring subscription-based revenue as we expanded our client base for our population health management patient portal. In addition, revenue associated with non-recurring software license sales also increased as we closed several large population health management transactions during the first quarter of 2016. Lower revenue from non-recurring client services partially offset the overall increase in the population health segment revenue as we performed a greater number of implementations, primarily driven by demand for solutions to meet certain Meaningful Use requirements, during the first quarter of 2015 compared with the first quarter of 2016.

Gross profit and gross margin increased during the three months ended March 31, 2016 compared with the three months ended March 31, 2015, primarily due to higher recurring subscription-based revenue, as our overall direct costs associated with this revenue decreased, and higher non-recurring software license sales, which typically have higher margins. Income from operations and operating margin percentage increased during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to the same factors.

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

	Three Months Ended March 31,
(In thousands)	2016	2015	% Change
Revenue	$7,521	$5,729	31.3%
Gross profit	$(11,297)	$(11,682)	3.3%
Gross margin %	(150.2%)	NM
Loss from operations	$(81,955)	$(75,127)	(9.1%)
Operating margin %	NM	NM

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period.

Unallocated expenses increased by $6.8 million during the three months ended March 31, 2016 compared with the prior year comparable period. During the first quarter of 2016 we experienced cost increases of $4.7 million in non-cash impairment charges; $3.7 million in transaction costs related to the Netsmart JV; and $4.0 million in incentive compensation. During the first quarter of 2016 compared with the first quarter of 2015, we also had higher costs related to the timing of marketing expenditures and unallocated research and development expenses. Partially offsetting these increases were lower amortization of intangible assets of $4.2 million and a reduction in severance costs of $6.0 million.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from March 31, 2016
	March 31,	December 31,	March 31,	December 31,	March 31,
(In millions)	2016	2015	2015	2015	2015
Software delivery, support and maintenance	$2,148	$2,151	$2,044	(0.1%)	5.1%
Client services	1,506	1,500	1,418	0.4%	6.2%
Total contract backlog	$3,654	$3,651	$3,462	0.1%	5.5%

Total contract backlog as of March 31, 2016 remained flat compared with December 31, 2015 and increased compared with March 31, 2015, primarily due to higher bookings related to recurring subscription-based and managed services agreements. The revenue associated with these types of agreements and contracts is recognized over an extended period of time based on the subscription term or contract period. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $100.1million and available borrowing capacity of $474.3 million under our revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change
Net income (loss)	$2,127	(10,084)	12,211
Non-cash adjustments to net income (loss)	51,521	50,821	700
Cash impact of changes in operating assets and liabilities	22,285	17,793	4,492
Net cash provided by operating activities	$75,933	$58,530	$17,403

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Net cash provided by operating activities increased by $17.4 million during the three months ended March 31, 2016 compared with the prior year comparable period. This increase reflects the beneficial impact of our continued efforts to streamline our organizational structure, cut long-term costs, reduce discretionary spending and improve efficiency as evidenced by our net income of $2.1 million for the three months ended March 31, 2016 compared with a net loss of $10.1 million for the prior year comparable period. In addition, improved working capital management generated a $4.5 million increase in cash flows from operating activities during the first quarter of 2016 as compared with the first quarter of 2015.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change
Capital expenditures	$(7,752)	$(6,115)	$(1,637)
Capitalized software	(15,134)	(9,315)	(5,819)
Purchases of non-marketable securities, other investments and related intangible assets	(500)	(750)	250
Sales and maturities of marketable securities and other investments	0	1,305	(1,305)
Proceeds received from sale of fixed assets	11	7	4
Net cash used in investing activities	$(23,375)	$(14,868)	$(8,507)

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Net cash used in investing activities increased during the three months ended March 31, 2016 compared with the prior year comparable period, primarily due to increased spending for capital expenditures and capitalized software costs. In addition, during the three months ended March 31, 2015 we received proceeds from the sale of our remaining outstanding marketable securities totaling $1.3 million.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change
Proceeds from sale or issuance of common stock	$5	$40	$(35)
Excess tax benefits from stock-based compensation	197	2	195
Taxes paid related to net share settlement of equity awards	(4,146)	(2,207)	(1,939)
Payments on debt instruments	(28,403)	(20,693)	(7,710)
Credit facility borrowings	0	15,000	(15,000)
Repurchase of common stock	(37,517)	0	(37,517)
Net cash used in financing activities	$(69,864)	$(7,858)	$(62,006)

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Net cash used in financing activities increased during the three months ended March 31, 2016 compared with the prior year comparable period, primarily due to the use of $37.5 million for the repurchase of our common stock during the first quarter of 2016 under a program authorized by our Board of Directors in November 2015. During the first quarter of 2016 compared with the first quarter of 2015, we made higher net payments on our debt as well as higher payments for taxes related to the net share settlements of equity awards.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes and the Senior Secured Credit Facility as of March 31, 2016:

		Remainder of
(In thousands)	Total	2016	2017	2018	2019	2020
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$345,000
Senior Secured Credit Facility	318,750	9,375	15,625	28,125	40,625	225,000
Other debt	144	144	0	0	0	0
Total principal payments	663,894	9,519	15,625	28,125	40,625	570,000
Interest payments:
1.25% Cash Convertible Senior Notes (1)	19,408	2,156	4,313	4,313	4,313	4,313
Senior Secured Credit Facility (2)	31,953	6,235	8,074	7,631	6,914	3,099
Total interest payments	51,361	8,391	12,387	11,944	11,227	7,412
Total future debt payments	$715,255	$17,910	$28,012	$40,069	$51,852	$577,412
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on March 31, 2016, which was 2.18%.

Senior Secured Credit Facility Amendment

On March 28, 2016, we entered into a First Amendment with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders to our senior secured credit facility agreement executed on September 30, 2015. This amendment allows us greater flexibility to make selective cash investments in third parties while continuing to remain in compliance with the original covenants of our senior secured credit facility agreement. In addition, this amendment clarifies certain definitions and clauses contained in our original senior secured credit facility agreement. None of the original terms of our senior secured credit facility relating to scheduled future principal payments, applicable interest rates and margins, and borrowing capacity under our revolving facility were amended.

As of March 31, 2016, $243.8 million under a term loan, $75.0 million under a revolving credit facility, and $0.7 million in letters of credit were outstanding under our senior secured credit facility. We were in compliance with all covenants under the senior secured credit facility agreement as of March 31, 2016.

As of March 31, 2016, we had $474.3 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our senior secured credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Other Matters Affecting Future Capital Requirements

On March 31, 2016, we completed the fifth year of a ten-year agreement with Atos (f/k/a Xerox Consultant Services) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the three months ended March 31, 2016, we incurred $15.6 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

During 2015, we completed renegotiations with Atos and our other largest remote hosting partner to improve the operating cost structure of our hosting operations. As a result of these renegotiations, starting with the first quarter of 2016, we began to realize the benefits from the reductions in our base service payments.

Our total investment in research and development efforts during 2016 is expected to increase compared with 2015 as we begin to build and expand our capabilities in emerging areas of health care, such as precision medicine and population health analytics, and our traditional offerings in the ambulatory and acute markets. Our total spending consists of research and development costs directly recorded to expense which are offset by the capitalization of eligible development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended March 31,
(In thousands)	2016	2015
Research and development costs directly recorded to expense	$47,037	$46,727
Capitalized software development costs	15,134	9,315
Total non-GAAP R&D-related spending	$62,171	$56,042
Total revenue	$345,558	$334,552
Total non-GAAP R&D-related spending as a % of total revenue	18.0%	16.8%

During the remainder of 2016 and in the future, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our subscription-based and remote hosting solutions, and make leasehold improvements at certain of our facilities.

We believe that our cash and cash equivalents of $100.1 million as of March 31, 2016, our future cash flows, and our borrowing capacity under our revolving credit facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months, including our commitment to contribute $66 million towards the formation of the Netsmart JV. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the three months ended March 31, 2016, there were no other material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended March 31, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this From 10-Q.

Item 1A.	Risk Factors

Except for the additional risk factors set forth below, there have been no material changes during the quarter ended March 31, 2016 from the risk factors as previously disclosed in our Form 10-K.

We will reflect 100% of the financial results of the Netsmart JV in our consolidated financial statements based on certain assumptions of management, which assumptions, if incorrect, may require us to account for the Netsmart JV differently.

Our financial statements will be prepared on the basis that the Netsmart JV meets the requirements for consolidation accounting treatment.  As a result, we anticipate reflecting 100% of the financial results of the Netsmart JV in our consolidated financial statements following the consummation of the transaction.

The determination of the accounting treatment requires consideration of all facts and circumstances relevant to the Netsmart JV’s structure, including its capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the required accounting treatment requires the exercise of professional judgment.

Future changes in the capital or voting structure of the Netsmart JV or our contractual arrangements with the Netsmart JV could change our conclusions regarding whether the Netsmart JV meets the requirements for consolidation accounting treatment. If this is the case, the presentation of the information in our financial statements would change, which could be perceived negatively by investors, and could have an adverse effect on the market price of our common stock

We rely on the Netsmart JV to timely deliver important financial information to us. In the event that the financial information is inaccurate, incomplete, or not timely, we would not be able to meet our financial reporting obligations as required by the SEC.

We require the Netsmart JV to provide financial information in order to prepare our consolidated financial statements. In the event that the financial information is inaccurate, incomplete, or not timely, we would not be able to meet our financial reporting obligations as required by the SEC.

The Netsmart JV is highly leveraged and we have entered into contractual arrangements with the Netsmart JV that subject us to certain legal and financial terms that could adversely affect us.

In connection with the formation of the Netsmart JV, the Netsmart JV incurred $535 million of indebtedness. While the Netsmart JV’s debt is non-recourse to us and our wholly-owned subsidiaries, the Netsmart JV’s level of indebtedness could have important consequences to the Netsmart JV’s business, including making it difficult for the Netsmart JV to satisfy its obligations, increase its vulnerability to general adverse economic and industry conditions, require it to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, and otherwise place it at a competitive disadvantage compared to its competitors who have less indebtedness, all of which could negatively affect our investment in the Netsmart JV.

The Netsmart JV may also be able to incur substantial additional indebtedness in the future. If new indebtedness is added to its current indebtedness levels, the related risks that we face could intensify.

The Netsmart JV’s credit facility contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on it, including restrictions on its ability to take actions that may be in its, and our, best interests. Additionally, the Netsmart JV’s credit facility requires it to satisfy and maintain specified financial ratios. The Netsmart JV’s ability to meet those financial ratios can be affected by events beyond its, and our, control, and the Netsmart JV may not be able to continue to meet those ratios. A breach of any of these covenants could result in an event of default under the Netsmart JV’s credit facility, which could negatively affect our investment in the Netsmart JV.

The Netsmart JV is governed by a Board of Managers (the “JV Board”), of which members appointed by Allscripts hold three votes, members appointed by GI hold three votes and one member, who is the Chief Executive Officer of the Netsmart JV, holds one vote. Any action to be taken by the JV Board must be taken by members holding a majority of votes. The JV Board manages the business and affairs of the Netsmart JV, subject to the Allscripts members’ right to approve the Netsmart JV’s annual operating budget, and provided that certain significant actions to be taken by the Netsmart JV require the consent of both Allscripts and GI, so long as they each maintain a minimum threshold ownership in the Netsmart JV. As a result, with respect to some matters we could be outvoted by the other members of the JV Board. If the JV Board or GI make decisions that affect the Netsmart JV which we disagree with and which we cannot block or override, the future success of the Netsmart JV may be impaired and any amount that we have invested in it may be at risk.

GI’s investment in the Netsmart JV is in the form of Class A Preferred Units of the Netsmart JV, which entitle GI, in certain liquidation events  (including a sale of the Netsmart JV), to the greater of (i) an 11% preferred return (compounded annually) and (ii) the as-converted value of Class A Common Units of the Netsmart JV.  Our investment in the Netsmart JV is in the form of Class A Common Units of the Netsmart JV.  Additionally, GI has the right to cause the Netsmart JV to redeem its equity upon the earlier of the fifth anniversary of the formation of the Netsmart JV or a change in control of Allscripts.

Our investment in the Netsmart JV is also subject to certain restrictions on our ability to transfer our interests in the Netsmart JV and, under certain circumstances, we may be forced to sell our interests in the Netsmart JV. During the first two years of the Netsmart JV, neither we nor GI are permitted to transfer their equity to a third party without the other party’s consent.  In order to exercise the drag-along right under the Netsmart JV’s operating agreement and cause a sale of the Netsmart JV, prior to the fifth anniversary of the formation of the Netsmart JV, both Allscripts and GI must agree and act together and, after the fifth anniversary, only GI would be entitled to initiate the drag-along right.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In November 2015, our Board of Directors approved a stock repurchase program under which we may purchase up to $150.0 million of our common stock over through December 31, 2018. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions.

Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended March 31, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
1/01/16—1/31/16	0	$0.00	0	$150,000
2/01/16—2/29/16	400	$12.27	400	$145,093
3/01/16—3/31/16	2,549	$12.77	2,549	$112,542
	2,949	$12.70	2,949

Item 6.	Exhibits

(a)     Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Melinda D. Whittington
Melinda D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2016

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.1	†	Employment Agreement, dated as of January 29, 2016, between Allscripts Healthcare Solutions, Inc. and Melinda D. Whittington			8-K	10.1	February 2, 2016

10.2		Contribution and Investment Agreement, dated as of March 20, 2016, by and among Allscripts Healthcare Solutions, Inc., Nathan Holding LLC, Andrews Henderson LLC and GI Nathan Holdings LLC			8-K	2.1	March 23, 2016

10.3		Agreement and Plan of Merger, dated as of March 20, 2016, by and among Nathan Intermediate LLC, Nathan Merger Co., Netsmart, Inc. and Genstar Capital Partners V, L.P.			8-K	2.2	March 23, 2016

10.4

First Amendment to Amended and Restated Credit Agreement, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

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