Form 10-Q
period 2016-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2016-08-05
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 186,559,297 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$90,655	$116,873
Accounts receivable, net of allowance of $34,649 and $31,266 as of June 30, 2016 and December 31, 2015, respectively	395,629	327,851
Prepaid expenses and other current assets	107,810	93,622
Total current assets	594,094	538,346
Long-term marketable securities	187,500	0
Fixed assets, net	143,731	125,617
Software development costs, net	97,646	85,775
Intangible assets, net	715,701	347,646
Goodwill	1,846,944	1,222,601
Deferred taxes, net	2,488	2,298
Other assets	121,993	359,665
Total assets	$3,710,097	$2,681,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,455	$60,004
Accrued expenses	65,696	62,021
Accrued compensation and benefits	52,440	62,398
Deferred revenue	373,543	315,925
Current maturities of long-term debt	12,077	12,178
Non-recourse current maturities of long-term debt - Netsmart	11,602	0
Current maturities of capital lease obligations	7,509	431
Total current liabilities	607,322	512,957
Long-term debt	632,699	612,405
Non-recourse long-term debt - Netsmart	523,381	0
Long-term capital lease obligations	9,986	617
Deferred revenue	20,003	20,273
Deferred taxes, net	144,231	22,164
Other liabilities	53,966	94,459
Total liabilities	1,991,588	1,262,875
Redeemable convertible non-controlling interest - Netsmart	367,302	0
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2016 and December 31, 2015; 267,844 and 186,556 shares issued and outstanding as of June 30, 2016, respectively; 266,545 and 189,308 shares issued and outstanding as of December 31, 2015, respectively	2,678	2,665
Treasury stock: at cost, 81,288 and 77,237 shares as of June 30, 2016 and December 31, 2015, respectively	(241,827)	(189,753)
Additional paid-in capital	1,791,838	1,789,449
Accumulated deficit	(190,235)	(190,235)
Accumulated other comprehensive loss	(22,427)	(4,242)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,340,027	1,407,884
Non-controlling interest	11,180	11,189
Total stockholders’ equity	1,351,207	1,419,073
Total liabilities and stockholders’ equity	$3,710,097	$2,681,948

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenue:
Software delivery, support and maintenance	$249,871	$232,470	$479,029	$460,029
Client services	136,650	119,248	253,050	226,241
Total revenue	386,521	351,718	732,079	686,270
Cost of revenue:
Software delivery, support and maintenance	79,154	75,726	154,323	152,413
Client services	118,683	111,625	219,542	218,784
Amortization of software development and acquisition-related assets	22,000	20,743	39,632	41,659
Total cost of revenue	219,837	208,094	413,497	412,856
Gross profit	166,684	143,624	318,582	273,414
Selling, general and administrative expenses	94,802	86,749	178,955	168,778
Research and development	47,891	44,367	94,928	91,094
Asset impairment charges	0	293	4,650	319
Amortization of intangible and acquisition-related assets	5,417	6,624	9,579	13,327
Income (loss) from operations	18,574	5,591	30,470	(104)
Interest expense	(16,421)	(7,483)	(23,390)	(14,739)
Other income (expense), net	106	(28)	472	1,858
Equity in net (loss) earnings of unconsolidated investments	(4,898)	176	(7,501)	176
Income (loss) before income taxes	(2,639)	(1,744)	51	(12,809)
Income tax benefit (provision)	503	(1,472)	(60)	(491)
Net loss	(2,136)	(3,216)	(9)	(13,300)
Less: Net loss (income) attributable to non-controlling interest	87	(9)	9	(9)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(8,153)	0	(8,153)	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(10,202)	$(3,225)	$(8,153)	$(13,309)
Loss per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.05)	$(0.01)	$(0.04)	$(0.07)
Loss per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.05)	$(0.01)	$(0.04)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net loss	$(2,136)	$(3,216)	$(9)	$(13,300)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(943)	677	(199)	(391)
Change in unrealized loss on marketable securities	(18,115)	0	(18,115)	(228)
Change in fair value of derivatives qualifying as cash flow hedges	(227)	230	214	230
Other comprehensive (loss) income before income tax expense	(19,285)	907	(18,100)	(389)
Income tax benefit (expense) related to items in other comprehensive income (loss)	89	(90)	(85)	(2)
Total other comprehensive (loss) income	(19,196)	817	(18,185)	(391)
Comprehensive loss	(21,332)	(2,399)	(18,194)	(13,691)
Less: Comprehensive loss (income) attributable to non-controlling interest	87	(9)	9	(9)
Comprehensive loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(21,245)	$(2,408)	$(18,185)	$(13,700)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(9)	$(13,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,576	83,488
Stock-based compensation expense	20,057	18,317
Excess tax benefits from stock-based compensation	(962)	(333)
Deferred taxes	(1,560)	(1,059)
Asset impairment charges	4,650	319
Other losses, net	8,464	1,050
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	(12,407)	11,187
Prepaid expenses and other assets	2,923	6,043
Accounts payable	15,751	(481)
Accrued expenses	(8,709)	(14,928)
Accrued compensation and benefits	(11,404)	(11,730)
Deferred revenue	37,623	10,068
Other liabilities	1,106	168
Net cash provided by operating activities	132,099	88,809
Cash flows from investing activities:
Capital expenditures	(16,632)	(9,615)
Capitalized software	(37,106)	(21,684)
Purchases of equity securities, other investments and related intangible assets	(20,685)	(210,087)
Sales and maturities of marketable securities and other investments	0	1,305
Cash paid for business acquisitions, net of cash acquired	(905,540)	(9,372)
Proceeds received from sale of fixed assets	37	15
Net cash used in investing activities	(979,926)	(249,438)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	5	101,432
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	333,605	0
Excess tax benefits from stock-based compensation	962	333
Taxes paid related to net share settlement of equity awards	(7,363)	(5,533)
Payments of capital lease obligations	(1,638)	(137)
Credit facility payments	(51,362)	(41,283)
Credit facility borrowings, net of issuance costs	599,135	129,511
Repurchase of common stock	(52,075)	0
Net cash provided by financing activities	821,269	184,323
Effect of exchange rate changes on cash and cash equivalents	340	(330)
Net (decrease) increase in cash and cash equivalents	(26,218)	23,364
Cash and cash equivalents, beginning of period	116,873	53,173
Cash and cash equivalents, end of period	$90,655	$76,537

Supplemental non-cash information:
Exchange of Netsmart, Inc. common stock for redeemable convertible preferred stock in Netsmart by Netsmart, Inc. management	$25,543	$0

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries and controlled affiliates. All significant intercompany balances and transactions have been eliminated. Each of the terms “we,” “us,” “our” or the “Company” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned and controlled affiliates, unless otherwise stated.

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2016 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Accounting Pronouncements Not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. As issued, ASU 2014-09 is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On August 12, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, while also permitting companies to voluntarily adopt the new revenue standard as of the original effective date. In addition, during the first half of 2016 the FASB issued ASU 2016-08, ASU 2016-10, 2016-11 and 2016-12, all of which clarify certain implementation guidance within ASU 2014-09. We have initiated an assessment of our systems, data and processes related to the implementation of this accounting standard. This assessment is expected to be completed during fiscal 2016. Additionally, we are currently evaluating the potential impact that the implementation of this standard will have on our consolidated financial statements, as well as the selection of the method of adoption. We currently do not expect to implement this standard prior to its mandatory effective date.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. We are currently in the process of evaluating this new guidance, which we expect to have an impact on our consolidated financial statements and results of operations.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Business Combinations

Formation of Joint Business Entity and Acquisition of Netsmart, Inc.

On March 20, 2016, we entered into a Contribution and Investment Agreement (the “Contribution Agreement”) with GI Netsmart Holdings LLC, a Delaware limited liability company (“GI Partners”) to form a joint business entity, Nathan Holding LLC, a Delaware limited liability company (“Nathan”). The formation of Nathan was completed on April 19, 2016. As a result, pursuant to, and subject to the terms and conditions of, the Contribution Agreement, Nathan issued to Allscripts Class A Common Units in exchange for Allscripts contributing its HomecareTM business and cash to Nathan and issued to GI Partners Class A Preferred Units in exchange for cash.

The Nathan operating agreement provides that the Class A Preferred Units entitle the owners at any time and from time to time following the later of (A) the earlier of (I) the fifth anniversary of the effective date and (II) a change in control of Allscripts, and (B) the earlier of (I) the payment in full of the obligations under the credit facilities and the termination of any commitments thereunder or (II) with respect to any proposed redemption, such earlier date for such redemption consented to in writing by the required lenders under each of the credit facilities under which obligations remain unpaid or under which commitments continue, to redeem all or any portion of their Class A Preferred Units for cash at a price per Unit equal to the Class A Preferred liquidation preference for each such Class A Preferred Unit as of the date of such redemption. The liquidation preference is equal to the greater of (i) a return of the original issue price plus a preferred return (accruing on a daily basis at the rate of 11% per annum and compounding annually on the last day of each calendar year) or (ii) the as-converted value of Class A Common Units in Nathan. The consolidated statements of operations for the three and six months periods ended June 30, 2016, give effect to the accretion of the 11% redemption preference as part of the calculation of net income (loss) attributable to Allscripts stockholders.

Also on April 19, 2016, Nathan acquired Netsmart, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated as of March 20, 2016 (the “Merger Agreement”), by and among Nathan Intermediate LLC, a Delaware limited liability company and a wholly-owned subsidiary of  Nathan (“Intermediate”), Nathan Merger Co., a Delaware corporation and a wholly-owned subsidiary of Intermediate (“Merger Sub”), Netsmart, Inc. and Genstar Capital Partners V, L.P., as the equityholders’ representative. Pursuant to the Merger Agreement, on April 19, 2016, Merger Sub was merged with and into Netsmart, Inc., with Netsmart, Inc. surviving as a wholly-owned subsidiary of Intermediate (the “Merger”). As a result of these transactions (the “Netsmart Transaction” or “Netsmart Acquisition”), the establishment of Nathan combined the Allscripts HomecareTM business with Netsmart, Inc. Throughout the rest of this Form 10-Q, Nathan is referred to as “Netsmart”.

At the effective time of the Merger, Netsmart, Inc.’s common stock shares issued and outstanding immediately prior to the effective time were converted into the right to receive a pro rata share of $950 million, reduced by net debt and subject to working capital and other adjustments (the “Purchase Price”). Each vested outstanding option to acquire shares of Netsmart, Inc.’s common stock became entitled to receive a pro rata share of the Purchase Price, less applicable exercise prices of the options. Certain holders of shares of Netsmart, Inc.’s common stock, who were members of Netsmart, Inc.’s management, exchanged a portion of such shares for equity interests in Nathan, in lieu of receiving their pro rata share of the Purchase Price, and certain holders of options to purchase Netsmart, Inc.’s common stock, who were also members of Netsmart, Inc.’s management, invested a portion of such holder’s proceeds from the Merger in equity interests in Nathan (collectively, the “Rollover”). After the completion of the Merger and the Rollover, Allscripts owned 49.1%, GI Partners owned 47.2% and Netsmart’s management owned 3.7% of the outstanding equity interests in Netsmart, in each case on an as-converted basis. As part of the Netsmart Transaction, we deposited $15 million in an escrow account to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart over the next 5 years, at which time the restriction on any unused funds will lapse.

Pursuant to the consolidation guidance in FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, we performed a qualitative and quantitative assessment to determine whether Netsmart was a variable interest entity (“VIE”). Our assessment involved consideration of all facts and circumstances relevant to the Netsmart’s structure, including its capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. Based on this analysis, we determined that Netsmart was not a VIE and that we, through our 49.1% interest in Netsmart and other contractual rights including budgetary approval, have the power to direct the activities of Netsmart that most significantly impact its economic performance. As a result, we concluded that we will account for our investment in Netsmart on a consolidated basis and the financial results of Netsmart will be consolidated with Allscripts’ starting on April 19, 2016.

The acquisition of Netsmart, Inc. by Nathan was completed for an aggregate Purchase Price of $937 million. The Purchase Price was funded by the sources of funds as described in the table below. The Netsmart term loans are non-recourse to Allscripts and its wholly-owned subsidiaries. A portion of the debt proceeds were used to extinguish Netsmart, Inc.’s existing debt of $325 million, including accrued interest and fees of $2 million. The sources of funds used in connection with the Netsmart Acquisition are as follows:

(In thousands)
Cash contribution for redeemable convertible non-controlling interest in Netsmart - GI Partners	$333,606
Exchange of Netsmart, Inc.'s common stock for redeemable convertible non-controlling interest in Netsmart - Netsmart, Inc. management	25,543
Cash contribution from borrowings under revolver in exchange for common stock in Netsmart - Allscripts	43,782
Net borrowings under new term loans - Netsmart	534,135
Total funds used for the acquisition	$937,066

Under the acquisition method of accounting, the fair value of consideration transferred for Netsmart, Inc. was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill. We have performed a preliminary valuation analysis as of the acquisition date of April 19, 2016 of the fair value of Netsmart, Inc.’s assets and liabilities. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The following table summarizes the preliminary allocation of the purchase consideration as of the acquisition date:

(In thousands)
Cash and cash equivalents	$5,982
Accounts receivable, net	54,510
Prepaid expenses and other current assets	9,266
Fixed assets	26,829
Intangible assets	397,500
Goodwill	625,273
Other assets	6,542
Accounts payable	(14,151)
Accrued expenses	(11,690)
Deferred revenue	(18,843)
Capital lease obligations	(17,833)
Deferred taxes, net	(122,646)
Other liabilities	(3,673)
Net assets acquired	$937,066

Allscripts’ contribution of its HomecareTM business to Nathan was deemed to be a transaction between entities under common control and the net assets were contributed at carryover basis.

As noted above, the formation of Netsmart resulted in the merger of our HomecareTM business with Netsmart, Inc.’s behavioral health technology business. As a result, Netsmart became one of the largest healthcare IT companies serving the health and human services sector, which includes behavioral health, public health and child and family services. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected growth and synergies that we believe will result from the integration of our Homecare solutions with Netsmart, Inc.’s product offerings. The goodwill is not deductible for tax purposes.

The acquired intangible assets are being amortized over their useful lives, using a method that approximates the pattern of economic benefits to be gained by the intangible asset and consist of the following amounts for each class of acquired intangible asset:

(Dollar amounts in thousands)	Useful Life
Description	in Years	Fair Value
Technology	10-12 yrs	$143,000
Corporate Trademark	indefinite	27,000
Product Trademarks	10 yrs	8,500
Customer Relationships	12-20 yrs	219,000
		$397,500

Acquisition costs related to the Netsmart acquisition are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and totaled $0.4 million and $4.1 million for the three and six months ended June 30, 2016, respectively.

The revenue and net loss of Netsmart since April 19, 2016 are included in our consolidated statement of operations for the three months ended June 30, 2016 and the supplemental pro forma revenue and net loss of the combined entity, presented as if the acquisition of Netsmart, Inc. had occurred on January 1, 2015, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Actual from Netsmart since acquisition date of April 19, 2016:
Revenue	$44,233	$0	$44,233	$0
Net loss	$(7,113)	$0	$(7,113)	$0
Supplemental pro forma data for combined entity:
Revenue	$403,388	$391,238	$798,395	$756,268
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(45,442)	$(23,602)	$(61,202)	$(67,036)
Loss per share, basic and diluted	$(0.24)	$(0.13)	$(0.33)	$(0.37)

The supplemental pro forma results were calculated after applying our accounting policies and adjusting the results of Netsmart to reflect (i) the additional depreciation and amortization that would have been charged resulting from the fair value adjustments to property, plant and equipment and intangible assets, (ii) the additional interest expense associated with Netsmart’s borrowings under the new term loans, and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been charged assuming the acquisition occurred on January 1, 2015, together with the consequential tax effects. Supplemental pro forma results for the three and six months ended June 30, 2016 were also adjusted to exclude acquisition-related and transaction costs incurred during these periods. Supplemental pro forma results for the three and six months ended June 30, 2015 were adjusted to include these items. The supplemental pro forma results for the three and six months ended June 30, 2016 include $48.6 million of expenses incurred by Netsmart immediately prior to the Netsmart Transaction related to the pay-out of outstanding equity awards and the payment of seller costs. The effects of transactions between us and Netsmart during the periods presented have been eliminated.

3. Fair Value Measurements and Investments

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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Our Level 2 derivative financial instruments include foreign currency forward contracts valued based upon observable values of spot and forward foreign currency exchange rates. Refer to Note 10, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

Level 3: Unobservable inputs that are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated. Refer to Note 10, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	June 30, 2016				December 31, 2015
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1.25% Call Option	Other assets	$0	$0	$38,498	$38,498	$0	$0	$80,208	$80,208
NantHealth Common Stock	Long-term marketable securities	187,500	0	0	187,500	0	0	0	0
1.25% Embedded cash conversion option	Other liabilities	0	0	(39,240)	(39,240)	0	0	(81,210)	(81,210)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	638	0	638	0	424	0	424
Foreign exchange derivative liabilities	Accrued expenses	0	0	0	0	0	0	0	0
Total		$187,500	$638	$(742)	$187,396	$0	$424	$(1,002)	$(578)

Investments

The following table summarizes our equity investments which are included in other assets in the accompanying consolidated balance sheet:

	Number of	Original	Carrying Value at
(In thousands)	Investees	Investment	June 30, 2016	December 31, 2015
Equity method investments (1):
Nant Health, LLC (2)	0	0	0	203,117
Other	3	1,658	2,436	2,436
Total equity method investments	3	1,658	2,436	205,553
Cost method investments	5	29,991	26,041	17,876
Total equity investments	8	$31,649	$28,477	$223,429
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.
(2)	As noted below, effective June 2, 2016, Nant Health LLC is no longer accounted for under the equity method.

Effective June 1, 2016, in preparation for an initial public offering (“IPO”) of its equity securities, Nant Health converted from an LLC into a Delaware corporation under the name of NantHealth, Inc. (“NantHealth”). We received 14,285,714 shares of common stock in the new corporation in replacement of our Series G Units of the former Nant Health LLC, representing a 12.6% ownership interest in NantHealth immediately prior to the IPO. On June 2, 2016, NantHealth completed its IPO offering of 6,500,000 shares and its stock began trading on the NASDAQ under the ticker symbol “NH”. The issuance of the IPO shares initially diluted our ownership interest to 11.8%. Also on June 2, 2016, we purchased an additional 714,286 shares at the IPO price of $14 per share for an additional investment in NantHealth of $10 million. This additional share purchase brought our total voting interest in NantHealth to 15,000,000 shares or 12.4% of the voting common stock.

Based on the guidance under FASB ASC Topic 323, Investments – Equity Method and Joint Ventures and given our ownership percentage of 12.4% and lack of significant influence over NantHealth’s operations, we concluded that we should no longer account for our investment in NantHealth as an equity method investment subsequent to June 2, 2016. The carrying amount of our Nant Health, LLC investment immediately after the IPO was $205.6 million, which became the initial cost of our investment in NantHealth common stock. This amount includes the recognition of our equity in the net earnings of NantHealth and the amortization of cost basis adjustments through June 2, 2016.

In accordance with FASB ASC Topic 320, Investments – Debt and Equity Securities and Topic 820, Fair Value Measurement, we will account prospectively for our investment in NantHealth’s common stock as an available for sale marketable security with unrealized gains and losses due to the changes in the fair value of the investment recorded as part of accumulated other comprehensive income (“AOCI”) in stockholders’ equity. If we determine that a decline in fair value below cost is other than temporary, we will recognize an impairment charge in current period earnings for the difference between cost and fair value. As of June 30, 2016, the fair value of our investment, based on the closing price as quoted on the NASDAQ, was $187.5 million, resulting in an unrealized loss of $18.1 million recognized in AOCI.

The decline in the carrying value of our equity method investments from December 31, 2015 to June 30, 2016 was primarily due to NantHealth no longer being accounted for under the equity method as discussed above. The increase in the carrying value of our cost method investments from December 31, 2015 to June 30, 2016 was due to the acquisition of two additional non-marketable equity securities during the second quarter of 2016, as discussed below. This was offset by the recognition of an impairment charge of $2.1 million on one investment during the first quarter of 2016.

 During first quarter of 2016, we acquired a $0.5 million non-marketable convertible note of a third party with which we have an existing license and distribution agreement. This investment is accounted as an available-for-sale security with changes in fair value recorded in accumulated other comprehensive loss. The fair value of the convertible note was $0.5 million as of June 30, 2016 and was included in other assets in the accompanying consolidated balance sheet as of June 30, 2016.

During second quarter of 2016, we acquired certain non-marketable equity securities of two third parties and entered into new commercial agreements with each of those third parties to license and distribute their products and services, for a total consideration of approximately $10.2 million. Both of these equity investments acquired during the second quarter are accounted for under the cost method. The carrying value of these investments was approximately $10.2 million as of June 30, 2016 and are included in other assets in the accompanying consolidated balance sheet. As of June 30, 2016, it is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

 Summarized Financial Information for Equity Method Investments

Summarized financial information for our equity method investments on an aggregated basis since the date of acquisition is as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Current assets	$69,491	$42,239
Noncurrent assets	571,076	397,519
Current liabilities	214,690	52,482
Noncurrent liabilities	45,920	191,563
Equity of equity method investments	$379,957	$195,713

(In thousands)	Trailing Three Months Ended March 31, 2016	Trailing Three Months Ended March 31, 2015	Trailing Six Months Ended March 31, 2016	Trailing Six Months Ended March 31, 2015
Revenue	$28,557	$3,019	$51,893	$5,729
Net loss	(35,385)	234	(59,925)	18

Long-Term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility and Netsmart’s Credit Agreements (as defined in Note 8, Debt), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of June 30, 2016, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2016 and 2015 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.  In addition, the table below includes stock-based compensation expense related to Netsmart’s time-based liability classified option awards. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cost of revenue:
Software delivery, support and maintenance	$1,061	$1,179	$2,230	$2,275
Client services	1,138	1,322	2,628	2,730
Total cost of revenue	2,199	2,501	4,858	5,005
Selling, general and administrative expenses	6,342	5,200	11,508	10,211
Research and development	2,119	2,317	4,695	4,320
Total stock-based compensation expense	$10,660	$10,018	$21,061	$19,536

Allscripts Stock-based Awards

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

The fair value of service-based restricted stock units and restricted stock awards is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and six months ended June 30, 2016 and 2015.

     We granted stock-based awards as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	193	$13.26	1,995	$13.14
Performance-based restricted stock units with a service condition	0	$0.00	545	$12.39
Market-based restricted stock units with a service condition	0	$0.00	621	$13.49
	193	$13.26	3,161	$13.08

During the six months ended June 30, 2016 and the year ended December 31, 2015, 1.3 million and 1.4 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2016 and 2015 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2016 and 2015 were 564 thousand and 422 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

In November 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $150 million of our common stock through December 31, 2018. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. During the three and six months ended June 30, 2016, we repurchased 1.2 million and 4.1 million shares, respectively, of our common stock for $14.5 million and $52.0 million, respectively, pursuant to this stock repurchase program. As of June 30, 2016, the amount available for repurchase of common stock under this program was $98.0 million.

Issuance of Warrants

On June 30, 2016, we issued to a commercial partner, as part of an overall commercial relationship, unregistered warrants to purchase 900,000 shares of Company common stock, par value $0.01 per share at a price per share of $12.47, 1,000,000 shares of common Stock at a price per share of $14.34, and 1,100,000 shares of common Stock at a price per share of $15.59, in each case subject to customary anti-dilution adjustments. The warrants vest in four equal annual installments of 750 thousand shares beginning in June 2017 and expire in June 2026. Our issuance of the warrants was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

Netsmart Long-Term Incentive Plan

Netsmart has established the Nathan Holding LLC 2016 Unit Option Plan (the “Plan”) in order to provide key employees, managers, advisors and consultants of Netsmart and its affiliates with an opportunity to acquire an equity interest in Netsmart. The Plan provides for the maximum issuance of 116,491 thousand options related to Netsmart’s Class B Non-Voting Common Member Units (“Option Units”). The option unit grants may contain varying vesting conditions, including service, performance and market conditions established on a grant‑by‑grant basis as determined by the compensation committee of the board of directors and expire no more than 10 years after the date of grant. The Plan includes a call right which enables Netsmart to repurchase any outstanding units in the event of termination of employment. At June 30, 2016, there were 28,502 thousand Class B Non-Voting Common Units available for further issuance under the Plan. For the period from April 19th, 2016 through June 30, 2016, Netsmart issued 87,989 thousand Option Units to officers and employees at an exercise price of $1.00.

Time Based

During the period from April 19, 2016 through June 30, 2016, Netsmart granted 62,849 thousand Option Units, to certain of its executives and employees. The Option Units were granted with an exercise price of $1.00 per Option Unit. The Option Units vest ratably over a period of four years, with the first twenty-five percent vesting at the first anniversary of the issuance and the remaining vesting in equal monthly increments over the following thirty-six months. The Option Units are liability‑classified awards requiring the Option Units to be re‑measured at fair value at each reporting period.

Performance Based

During the period from April 19th, 2016 through June 30, 2016, Netsmart granted 25,140 thousand Option Units, to certain of its executives and employees to reward the recipients if certain financial objectives are met. The Option Units were granted with an exercise price of $1.00 per Option Unit, which was equal to the fair value of Netsmart’s Common Units at the date of grant. In addition to a service condition, these Option Units only vest upon attaining certain performance and market conditions. There was no stock compensation expense recorded for these performance‑related Option Units, since achievement of the performance condition was not considered probable at June 30, 2016.

A summary of the activity under the Plan is as follows:

(Units in thousands)	Option Units	Weighted Average Exercise Price
Granted during the period	87,989	$1.00
Options called during the period	0	$0.00
Options exercised during the period	0	$0.00
Forfeited during the period	0	$0.00
Outstanding – June 30, 2016	87,989	$1.00
Exercisable – June 30, 2016	0	$0.00

Option Units outstanding at June 30, 2016 are as follows:

(Units in thousands)	Outstanding			Exercisable
Exercise price	Units	Average Black-Scholes Value	Weighted Average Remaining Life	Shares	Average Black-Scholes Value	Weighted Average Remaining Life
$1.00	87,989	$0.46	7.00	0	$0.00	0

As the current estimated fair value equals the exercise price of the Option Units as of June 30, 2016, there was no intrinsic value related to the outstanding Option Units.

The compensation expense was included in the following categories in Netsmart’s statements of operations:

(in thousands)	June 30, 2016
Cost of sales	$62
Research and development	36
Sales and marketing	93
General and administrative	1,235
Total	$1,426

At June 30, 2016 the liability for outstanding awards was $1.4 million. As of June 30, 2016, the weighted average fair value of units using the Black‑Scholes‑Merton option pricing model was estimated at $0.46.

The fair value of Option Units granted during the period from April 19, 2016 through June 30, 2016 was estimated using the Black‑Scholes‑Merton option pricing model using the following weighted average assumptions:

Average expected term in years	7.0
Risk free rate (weighted average)	1.3%
Expected dividends	0.0%
Average volatility	43.4%

Netsmart determined the estimated share price of $1.00 at June 30, 2016. The June 30, 2016 value was determined based on the transaction value of a Netsmart Common Unit as of the transaction date.

The expected term of the awards was determined based upon an estimate of the expected term of “plain vanilla” options as prescribed by the simplified method. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Netsmart estimates expected volatility based primarily on historical monthly volatility of comparable companies that are publicly traded.

Netsmart has $27.5 million of share‑based compensation expense remaining to be recognized (based on the June 30, 2016 fair value) over future periods as follows: $3.6 million in 2016, $7.2 million in 2017, $7.2 million in 2018, $7.2 million in 2019, and $2.3 million in 2020.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic Loss per Common Share:
Net loss	$(2,136)	$(3,216)	$(9)	$(13,300)
Less: Net loss (income) attributable to non-controlling interest	$87	$(9)	$9	$(9)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest	$(8,153)	$0	$(8,153)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(10,202)	$(3,225)	$(8,153)	$(13,309)

Weighted-average common shares outstanding	186,792	181,558	187,676	181,072

Basic Loss per Common Share	$(0.05)	$(0.01)	$(0.04)	$(0.07)

Diluted Loss per Common Share:
Net loss	$(2,136)	$(3,216)	$(9)	$(13,300)
Less: Net loss (income) attributable to non-controlling interest	$87	$(9)	$9	$(9)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest	$(8,153)	$0	$(8,153)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(10,202)	$(3,225)	$(8,153)	$(13,309)

Weighted-average common shares outstanding	186,792	181,558	187,676	181,072
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	186,792	181,558	187,676	181,072

Diluted Loss per Common Share	$(0.05)	$(0.01)	$(0.04)	$(0.07)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and six months ended June 30, 2016 and 2015, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for that period, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	25,210	23,759	25,227	23,351

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$593,383	$(321,221)	$272,162	$450,852	$(302,284)	$148,568
Customer contracts and relationships	779,326	(414,787)	364,539	552,395	(405,317)	147,078
Total	$1,372,709	$(736,008)	$636,701	$1,003,247	$(707,601)	$295,646

Intangibles not subject to amortization:
Registered trademarks			$79,000			$52,000
Goodwill			1,846,944			1,222,601
Total			$1,925,944			$1,274,601

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

During the three months ended June 30, 2016 we completed the Netsmart Transaction and recorded additional goodwill and intangible assets relating the acquisition of Netsmart, Inc. As noted above, the formation of Netsmart resulted in the merger of our HomecareTM business with Netsmart, Inc.’s behavioral health technology business. Netsmart is deemed to be a separate reporting unit and reportable segment. Prior to the Netsmart Transaction, our HomecareTM business was included as part of the Population Health segment. As a result, we allocated part of the goodwill assigned to our Population Health segment to the HomecareTM business based on the relative fair value allocation method. Refer to Note 2, “Business Combinations,” for additional information regarding the Netsmart Transaction.

We performed our annual goodwill impairment test as of October 1, 2015, our annual testing date, and again as of January 1, 2016 in conjunction with the organizational change within our Clinical and Financial Solutions reportable segment and March 31, 2016 in conjunction with the Netsmart Transaction and related carve-out of our HomecareTM business. The January 1, 2016 goodwill impairment test was performed on a before and after basis, which included impairment tests for each of the separate Touchworks acute and ambulatory businesses and for each of the new Acute and Ambulatory reporting units. The fair values of the separate Touchworks acute and ambulatory businesses and of the Acute and Ambulatory reporting units substantially exceeded their carrying values and no indicators of impairment were identified as a result of each of these goodwill impairment tests. The March 31, 2016 goodwill impairment test was performed on a before and after basis, which included impairment tests for the separate HomecareTM business and the Population Health segment excluding HomecareTM. The fair values of the separate HomecareTM business and the Population Health segment excluding HomecareTM substantially exceeded their carrying values and no indicators of impairment were identified as a result of each of these goodwill impairment tests.

Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2016 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2015	$796,367	$426,234	$0	$1,222,601
Acquisition	0	0	625,273	625,273
Reallocation	0	(37,600)	37,600	0
Foreign exchange translation	(930)	0	0	(930)
Balance as of June 30, 2016	$795,437	$388,634	$662,873	$1,846,944

The acquisition of goodwill during the six months ended June 30, 2016 relates to goodwill arising from our acquisition of Netsmart during the three months ended June 30, 2016. The goodwill reallocation during the six months ended June 30, 2016 relates to the allocation of goodwill associated with our HomecareTM business during the three months ended June 30, 2016 as a result of the Netsmart Transaction.

There were no accumulated impairment losses associated with our goodwill as of June 30, 2016 or December 31, 2015.

7. Asset Impairment Charges

We incurred the following impairment charges:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In thousands)	2016	2015	2016	2015
Asset impairment charges	$0	$293	$4,650	$319

During the six months ended June 30, 2016, we incurred non-cash asset impairment charges totaling $4.7 million, all of which were incurred in the first quarter of 2016. Included in these charges was $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments, and other charges of $0.4 million to write down a long-term asset to its estimated net realizable value. Asset impairment charges for the first half of 2015 were not significant.

8. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	June 30, 2016			December 31, 2015
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$55,554	$289,446	$345,000	$61,771	$283,229
Senior Secured Credit Facility	360,625	5,366	355,259	346,875	5,704	341,171
Netsmart Non-Recourse Debt:
First Lien Term Loan	395,000	17,319	377,681	0	0	0
Second Lien Term Loan	167,000	9,698	157,302	0	0	0
Other debt	71	0	71	183	0	183
Total debt	$1,267,696	$87,937	$1,179,759	$692,058	$67,475	$624,583
Less debt payable within one year	12,570	493	12,077	12,657	479	12,178
Less debt payable within one year - Netsmart	15,800	4,198	11,602	0	0	0
Total long-term debt, less current maturities	$1,239,326	$83,246	$1,156,080	$679,401	$66,996	$612,405

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Interest expense	$3,595	$4,008	$7,133	$7,869
Amortization of discounts and debt issuance costs	3,448	3,418	6,879	6,813
Write off of unamortized deferred debt issuance costs	0	57	0	57
Netsmart:
Interest expense (1)	8,530	0	8,530	0
Amortization of discounts and debt issuance costs	848	0	848	0
Total interest expense	$16,421	$7,483	$23,390	$14,739

(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Coupon interest at 1.25%	$1,078	$1,078	$2,156	$2,156
Amortization of discounts and debt issuance costs	3,108	2,977	6,216	5,925
Total interest expense related to the 1.25% Notes	$4,186	$4,055	$8,372	$8,081

Allscripts Senior Secured Facility

As of June 30, 2016, $240.6 million under a term loan, $120.0 million under our revolving credit facility, and $0.8 million in letters of credit were outstanding under our senior secured credit facility.

As of June 30, 2016, the interest rate on the United States dollars-denominated borrowings under our senior secured credit facility was LIBOR plus 1.75%, which totaled 2.21%. We were in compliance with all covenants under the senior secured credit facility agreement as of June 30, 2016.

As of June 30, 2016, we had $429.2 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our revolving credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of June 30, 2016, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

Netsmart Non-Recourse Debt

On April 19, 2016, Netsmart entered into a First and Second Lien Credit Agreement (the “Netsmart First Lien Credit Agreement” and the “Netsmart Second Lien Credit Agreement”, respectively), with a syndicate of financial institutions and UBS AG, Stamford Branch, as administrative agent. The Netsmart First Lien Credit Agreement provides for a $395 million senior secured 7-year term loan credit facility (the “Netsmart First Lien Term Loan”) and a $50 million senior secured 5-year revolving loan credit facility (the “Netsmart Revolving Facility”). The Netsmart Second Lien Credit Agreement provides for a $167 million senior secured 7.5-year term loan credit facility (the “Netsmart Second Lien Term Loan,” and, together with the Netsmart First Lien Credit Agreement, the “Netsmart Credit Agreements”). Each of Netsmart’s obligations under the Netsmart Credit Agreements are guaranteed by Intermediate, each other Borrower, each Subsidiary Guarantor and any other person who becomes a party to the Netsmart Credit Agreements, under an unconditional guaranty. Netsmart’s debt under the Netsmart Credit Agreements is non-recourse to Allscripts and its wholly-owned subsidiaries.

The Netsmart Revolving Facility will terminate on April 19, 2021 and Netsmart First Lien Term Loan matures on April 19, 2023.  The Netsmart Second Lien Term Loan matures on October 19, 2023. All unpaid principal of, and interest accrued on, such loans must be repaid on their respective maturity dates. The outstanding principal amount of the Netsmart Term Loans and the Netsmart Revolving Facility bear interest at a rate equal to (a) with respect to LIBO Rate Loans, Adjusted LIBO Rate plus 4.75% and (b) with respect to ABR Loans, 3.75% (provided, however, that in respect of the Netsmart Revolving Loans, such rate may step-down to 4.25% and 3.25%, respectively, depending on the then-applicable leverage ratio) and (b) of the Netsmart Second Lien Term Loans bear interest at a rate equal to (a) with respect to LIBO Rate Loans, Adjusted LIBO Rate plus 9.50% and (b) with respect to ABR Loans, 8.50%. The proceeds from the funding of the Netsmart Credit Agreements were used to, inter alia, finance a portion of the Netsmart Purchase Price and to pay fees and expenses in connection therewith.

The Netsmart Credit Agreements contain a financial covenant that Intermediate and its subsidiaries maintain a maximum ratio of total debt to Consolidated Adjusted EBITDA. The entire principal amount of the Netsmart Credit Agreements and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default under the Netsmart Credit Agreements include (but are not limited to) failure to make payments when due, a default in the performance of any covenants in the Netsmart Credit Agreements or related documents or certain changes of control of Intermediate and/or of Netsmart.

The Netsmart First Lien Credit Agreement requires Netsmart to maintain a total net leverage ratio of not more than 8.75 to 1.00 commencing with the September 30, 2016 period, with gradual step‑downs to 6.75 to 1.00 for the period ending March 31, 2019 and each period ending thereafter. The Netsmart Second Lien Credit Agreement requires Netsmart to maintain a certain total leverage ratio of not more than 9.75 to 1.00 commencing with the September 30, 2016 period, with gradual step‑downs to 7.75 to 1.00 for the period ending March 31, 2019 and each period ending thereafter.

In connection with the Netsmart Credit Agreements, during the three months ended June 30, 2016, Netsmart incurred fees and other costs totaling approximately $27.9 million which were capitalized and included in the net borrowings outstanding under  Netsmart’s Credit Agreements  as of June 30, 2016.

As of June 30, 2016, $395.0 million under the Netsmart First Lien Term Loan, $167.0 million under the Netsmart Second Lien Term Loan and $1.5 million in letters of credit under the Netsmart Revolving Facility were outstanding.

As of June 30, 2016, the interest rate on the borrowings under the Netsmart First Lien Term Loan and the Netsmart Revolving Facility was Adjusted LIBO plus 4.75%, which totaled 5.75%. As of June 30, 2016, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO plus 9.5%, which totaled 10.5%. Netsmart was in compliance with all covenants under its Credit Agreements as of June 30, 2016.

As of June 30, 2016, Netsmart had $48.5 million available, net of outstanding letters of credit, under the Netsmart Revolving Facility. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payment obligations under our debt as of June 30, 2016:

(In thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$345,000	$0
Term Loan	240,625	6,250	15,625	28,125	40,625	150,000	0
Revolving Facility	120,000	0	0	0	0	120,000	0
Netsmart Non-Recourse Debt:
First Lien Term Loan	395,000	7,900	15,800	15,800	15,800	15,800	323,900
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Other debt	71	71	0	0	0	0	0
Total debt	$1,267,696	$14,221	$31,425	$43,925	$56,425	$630,800	$490,900

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Income (loss) before income taxes	$(2,639)	$(1,744)	$51	$(12,809)
Income tax benefit (provision)	$503	$(1,472)	$(60)	$(491)
Effective tax rate	19.1%	(84.4%)	117.6%	(3.8%)

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended June 30, 2016, compared with the prior year comparable period, differs primarily due to the fact that the income tax (provision) benefit for the three months ended June 30, 2015 did not include any tax benefit for year to date losses due to our estimate of income at that time for overall annual results of operation for 2015. Additionally, no estimate of the research and development credit was included in the effective tax rate for the three and six months ended June 30, 2015 as the credit had not been reinstated for 2015 until December 18, 2015.  Lastly, the effective tax rate for the three and six months ended June 30, 2016, was impacted by the consolidation of Netsmart’s financial results starting on April 19, 2016.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Because of the near break-even pre-tax income for the six months ended June 30, 2016, no valuation allowance has been released in the six months ended June 30, 2016.

Our unrecognized income tax benefits were $13.1 million and $11.8 million as of June 30, 2016 and December 31, 2015, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	June 30, 2016
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$638	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	38,498	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	39,240
Total derivatives		$39,136		$39,240
	December 31, 2015
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$424	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	80,208	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	81,210
Total derivatives		$80,632		$81,210

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

Starting in 2015, we entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of June 30, 2016, there were 24 forward contracts outstanding that were staggered to mature monthly starting in July 2016 and ending in December 2017. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2017. As of June 30, 2016, the notional amounts of outstanding forward contracts ranged from 20 million to 140 million INR, or the equivalent of $0.3 million to $2.1 million, based on the exchange rate between the United States dollar and the INR in effect as of June 30, 2016. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three and six months ended June 30, 2016, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of June 30, 2016, we estimate that $0.5 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Foreign exchange contracts	$(141)	$201	Cost of Revenue	$27	$(4)
			Selling, general and administrative expenses	22	(3)
			Research and development	37	(6)

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Foreign exchange contracts	$230	$230	Cost of Revenue	$0	$0
			Selling, general and administrative expenses	0	0
			Research and development	0	0

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

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 3, “Fair Value Measurements and Investments.”

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

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in other income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 3, “Fair Value Measurements and Investments.”

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
1.25% Call Option	$(10,507)	$17,064	$(41,710)	$9,855
1.25% Embedded cash conversion option	10,577	(17,248)	41,970	(10,014)
Net gain (loss) included in other income, net	$70	$(184)	$260	$(159)

11. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Losses on Marketable Securities (3)	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2015 (1)	$(4,500)	$0	$258	$(4,242)
Other comprehensive (loss) income before reclassifications	(199)	(18,115)	121	(18,193)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	8	8
Net other comprehensive (loss) income	(199)	(18,115)	129	(18,185)
Balance as of June 30, 2016 (2)	$(4,699)	$(18,115)	$387	$(22,427)

(1) Net of taxes of $166 thousand for unrealized net gains on foreign exchange contract derivatives

(2) Net of taxes of $251 thousand for unrealized net gains on foreign exchange contract derivatives

(3) Marketable securities represent NantHealth common stock

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2014 (1)	$(2,119)	$140	$0	$(1,979)
Other comprehensive (loss) income before reclassifications	(391)	0	140	(251)
Net gains reclassified from accumulated other comprehensive loss	0	(140)	0	(140)
Net other comprehensive (loss) income	(391)	(140)	140	(391)
Balance as of June 30, 2015 (2)	$(2,510)	$0	$140	$(2,370)

(1) Net of taxes of $88 thousand for unrealized net gains on marketable securities

(2) Net of taxes of $90 thousand for unrealized net gains on foreign exchange contract derivatives

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2016			2015
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(943)	$0	$(943)	$677	$0	$677
Marketable securities:
Net loss arising during the period	(18,115)	0	(18,115)	0	0	0
Net gain reclassified into income	0	0	0	0	0	0
Net change in unrealized losses on marketable securities	(18,115)	0	(18,115)	0	0	0
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(141)	55	(86)	230	(90)	140
Net (gains) losses reclassified into income	(86)	34	(52)	0	0	0
Net change in unrealized (losses) gains on foreign exchange contracts	(227)	89	(138)	230	(90)	140
Net (loss) gain on cash flow hedges	(227)	89	(138)	230	(90)	140
Other comprehensive (loss) income	$(19,285)	$89	$(19,196)	$907	$(90)	$817

	Six Months Ended June 30,
	2016			2015
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(199)	$0	$(199)	$(391)	$0	$(391)
Marketable securities:
Net loss arising during the period	(18,115)	0	(18,115)	0	0	0
Net (gain) loss reclassified into income	0	0	0	(228)	88	(140)
Net change in unrealized (losses) gains on marketable securities	(18,115)	0	(18,115)	(228)	88	(140)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	201	(80)	121	230	(90)	140
Net (gains) losses reclassified into income	13	(5)	8	0	0	0
Net change in unrealized gains (losses) on foreign exchange contracts	214	(85)	129	230	(90)	140
Net gain (loss) on cash flow hedges	214	(85)	129	230	(90)	140
Other comprehensive loss	$(18,100)	$(85)	$(18,185)	$(389)	$(2)	$(391)

12. Contingencies

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

On September 14, 2010, Pegasus Imaging Corporation filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations, and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between the plaintiff and Advanced Imaging Concepts, Inc., a software company that we acquired in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from the plaintiff in approximately 1999. On April 16, 2013, the plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud, and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to the plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against the plaintiff for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement, and three counts of negligent misrepresentation. On July 7, 2014, the Court granted our motion for summary judgment on the plaintiff’s claim of unfair trade practices under Florida law and our motion for summary judgment as to the aforementioned defunct corporations, and granted the plaintiff’s motion for summary judgment on our counterclaims, for which the plaintiff has moved for reconsideration. Trial has been scheduled for February 2017, and we will participate in court-ordered mediation prior to trial.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in U.S. District Court for the Northern District of Illinois against us. The complaint alleges that on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA; treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Allscripts answered the complaint denying all material allegations and asserting a number of affirmative defenses, as well as counterclaims for breach of a license agreement.  After plaintiff’s motion to compel arbitration of the counterclaims was granted, Allscripts made a demand in arbitration where the counterclaims remain pending.  Discovery in the proposed class action has now concluded. On March 31, 2016, plaintiff filed its motion for class certification.  On May 31, 2016, we filed our opposition to plaintiff’s motion for class certification, and simultaneously moved for summary judgment on all of plaintiff’s claims. Plaintiff submitted its reply memorandum in support of its motion for class certification and its opposition to our motion for summary judgment on July 14, 2016 and July 21, 2016, respectively. Briefing on plaintiff’s class certification motion, accordingly, is complete and currently pending before the Court. Our reply brief in support of our motion for summary judgment is to be filed on August 11, 2016. No trial date has been scheduled.

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

In an effort to further streamline and align our operating structure around our key ambulatory and acute products, effective January 1, 2016, we made changes to our organizational and reporting structure. These changes included (i) the separation of the former Touchworks strategic business unit and its dedicated leadership team into acute and ambulatory businesses, and (ii) the transfer of several ancillary analytics-type products between our existing Clinical and Financial Solutions and Population Health reportable segments. In conjunction with these changes, we formed new Ambulatory and Acute strategic business units, which are deemed to be operating segments within the Clinical and Financial Solutions reportable segment. The ancillary products are extensions of our key ambulatory and acute solutions and in the future will be managed within the new Ambulatory and Acute strategic business units. The prior period segment disclosures below were revised to conform to the current year presentation.

Effective on April 19, 2016 we completed the Netsmart Transaction which resulted in the formation of Netsmart through the merger of our HomecareTM business with Netsmart, Inc.’s behavioral health technology business. Netsmart is deemed to be a separate operating and reportable segment and, therefore, is presented separately in the table below. Prior to the Netsmart Transaction, our HomecareTM business was included as part of the Population Health reportable segment. As a result, the prior period segment disclosures below for the Population Health reportable segment were revised to exclude, and the "Unallocated Amounts” were revised to include, the results of our HomecareTM business, based on the quantitative thresholds under ASC Topic 280, Segment Reporting.

After the finalization of the above changes to our organizational and reporting structure, as of June 30, 2016, we had five operating segments which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the new Ambulatory and Acute, and the Payer and Life Sciences strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include Electronic Health Record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of a single strategic business unit, which represents a separate operating segment, and derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment.  Netsmart operates in the behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, and child and family services.

Our CODM uses segment revenues, gross profit and income from operations as measures of performance and to allocate resources. With the exception of the Netsmart segment, in determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The historical results of our HomecareTM business prior to the Netsmart Transaction are also included in the “Unallocated Amounts” category. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level.. The eliminations of intercompany transactions between Allscripts and Netsmart are included in the “Unallocated Amounts” category. We do not track our assets by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenue:
Clinical and Financial Solutions	$282,254	$282,542	$553,908	$546,417
Population Health	54,026	55,049	108,870	110,282
Netsmart	44,233	0	44,233	0
Unallocated Amounts	6,008	14,127	25,068	29,571
Total revenue	$386,521	$351,718	$732,079	$686,270

Gross Profit:
Clinical and Financial Solutions	$121,319	$112,995	$235,519	$211,268
Population Health	38,775	36,852	78,732	72,575
Netsmart	14,949	0	14,949	0
Unallocated Amounts	(8,359)	(6,223)	(10,618)	(10,429)
Total gross profit	$166,684	$143,624	$318,582	$273,414

Income (loss) from operations:
Clinical and Financial Solutions	$67,386	$57,518	$128,403	$100,703
Population Health	24,028	22,734	49,288	43,480
Netsmart	(2,399)	0	(2,399)	0
Unallocated Amounts	(70,441)	(74,661)	(144,822)	(144,287)
Total income (loss) from operations	$18,574	$5,591	$30,470	$(104)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Form 10-K”) under the heading “Risk Factors” and those discussed in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q under the heading “Risk Factors,” all of which are incorporated herein by reference. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms “we,” “us,” “our” or Allscripts as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Our Business Overview and Regulatory Environment

We deliver information technology (“IT”) and services to help healthcare organizations achieve better clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, life-sciences companies, retail clinics, retail pharmacies, pharmacy benefit managers, insurance companies, employer wellness clinics, and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), connectivity, hosting, outsourcing, analytics, patient engagement, clinical decision support and population health management. We are also partnering with NantHealth (as described below), to further develop integrated, evidence-based, personalized approaches to treatment plans, specifically for clinicians providing cancer care. During the second quarter of 2016 we partnered with Netsmart Technologies, Inc. to expand our presence in the health and human services sector. In April 2016, we announced the completion of the previously announced transaction that merged our Homecare™ business with Netsmart Technologies, Inc.’s well-established behavioral health technology business. As a result, the new joint business entity (“Netsmart”) became one of the largest human services and post-acute technology provider in healthcare.

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

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid evolution, primarily due to new laws and regulations, as well as changes in industry standards. Various incentives that exist today (including electronic prescribing and alternative payment models that reward high value care delivery) are rapidly moving health care toward a time where EHRs are as common as practice management systems in all provider offices. As a result, we believe that legislation, such as the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and the Medicare Access and CHIP Reauthorization Act (“MACRA”), as well as other government-driven initiatives, will continue to markedly affect healthcare IT adoption and expansion, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

Given that we expect CMS will release further future regulations related to EHRs even as we comply with the previously-published Final Rules associated with Stage 3 of the Meaningful Use program, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve applicable product certifications, the changing frequency of the ONC certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions were certified as 2014-compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services, as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products under the modular certification option.

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which now further encourages the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Providers accepting payment from Medicare will ultimately have an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”), as allowed by the regulation. These programs will require increased reporting on quality measures, which will be determined by the Secretary of Health and Human Services; additionally, the MIPs will consolidate several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System (“PQRS”), under one umbrella. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the HITECH incentive program but now see sufficient reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help them be successful under the more complex MACRA requirements. Regulations released in the second quarter of 2016 in response to the MACRA law have also addressed, at least in part, current ambiguities among physician populations and healthcare organizations, enabling them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

We believe that HITECH resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase and enhance their use of EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (Meaningful Use, MACRA-related programs or others) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 Meaningful Use have not been able to do so in compliance with the requirements for the 2014 Edition, with this number expected to increase based on the demands of the final 2015 Edition requirements for Stage 3 Meaningful Use, which continue to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments have begun to wind down, the payment adjustment phase of the program, which penalizes organizations not participating in the EHR Incentive program, is providing a different motivation for purchase and expansion, particularly among hospitals, which did not receive any relief from the payment adjustments under the recently passed MACRA.

We also continue to see activity in local community-based buying whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of the Stark and Anti-kickback exceptions, which allowed hospitals and other organizations to subsidize the purchase of EHRs, will contribute to the continuation of this market dynamic. We also believe that new orders driven by the MACRA legislation and related to EHR and community-based activity will continue to come in as physicians in those small- and medium-sized practices who have not yet participated seek to avoid payment adjustments stemming from HITECH, as well as upcoming adjustments that will be required as the MACRA is implemented. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

We believe we have taken and continue to take the proper steps to maximize the opportunity presented by HITECH. However, given the effects the law is having on our clients, there can be no assurance that it will result in significant new orders for us in the near term, and if it does, that we will have the capacity to meet the additional market demand in a timely fashion.

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain government programs, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures in the industry, including any contributive factors to such failures, which could impact our clients and our business.

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

In an effort to further streamline and align our operating structure around our key ambulatory and acute products, effective January 1, 2016, we made changes to our organizational and reporting structure. These changes included (i) the separation of the former Touchworks strategic business unit into acute and ambulatory businesses, and (ii) the transfer of several ancillary analytics-type products between our two existing reportable segments. In conjunction with these changes, we formed new Ambulatory and Acute strategic business units, which are deemed to be operating segments within the Clinical and Financial Solutions reportable segment. Furthermore, the establishment of Netsmart on April 19, 2016, resulted in the formation of a new separate operating and reportable segment.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

Second Quarter 2016 Summary

During the second quarter of 2016, we built upon the momentum from the first quarter of 2016 and remained focused on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning Allscripts for sustainable long-term growth both domestically and globally. In that regard, we had success across the four key areas that we expect will drive our future growth: EHR replacement market, population health management, international markets and provision of high value-added, strategic services to our clients. During the second quarter of 2016, as the healthcare industry continues to transition to a value-based care model, we expanded our client base for our Sunrise integrated platform and our CareInMotion platform, which enable such transition for our clients. As a result, during the second quarter of 2016 we attained record bookings, driven by significant new client relationships in our core business and the addition of Netsmart, strong margins and cash flow growth. We also continued to look for opportunities to streamline our operations and the impact of our efforts are being manifested in terms of improved profitability. In particular, the benefits of improving operating leverage are visible in our gross margin percentage, which increased by 2% to 43% as compared with 41% for the second quarter of 2015, and cash flows from operations which increased $43 million to $132 million during the six months ended June 30, 2016 compared with $89 million during the six months ended June 30, 2015.

On April 19, 2016, we formed a joint business entity with GI Netsmart Holdings LLC, a Delaware limited liability company, which subsequently acquired Netsmart, Inc., a Delaware corporation. In addition, Allscripts contributed its HomecareTM business to this joint business entity and merged it with Netsmart, Inc.’s well-established behavioral health technology business. As a result, Netsmart became one of the largest healthcare IT companies serving the health and human services sector, which includes behavioral health, public health and child and family services. The financial results of Netsmart were consolidated with Allscripts financial results starting on April 19, 2016.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, remote hosting, outsourcing and subscription-based services, totaled $362 million for the second quarter of 2016, compared with $252 million for the first quarter of 2016 and $260 million for the second quarter of 2015, which represents growth of approximately 43% and 39%, respectively. The growth in bookings was partly driven by $44 million of bookings from Netsmart since the Netsmart Transaction, which closed on April 19, 2016. Adjusting for the bookings from Netsmart, bookings increased 22% during the second quarter of 2016 compared with the second quarter of 2015, reaching a record level for a second quarter bookings in recent years. The growth in bookings compared with the second quarter of 2015 was primarily driven by bookings related to a large new multi-year relationship with a commercial partner that was executed during the second quarter of 2016 as well as increased sales of managed services, particularly those related to outsourcing, remote hosting and revenue cycle management. Excluding bookings from Netsmart, the composition of our bookings for the second quarter of 2016 was approximately 67% of software delivery-related bookings and approximately 33% of client services-related bookings. The corresponding ratios for the second quarter of 2015 were approximately 57% and 43%, respectively. Software delivery and services-related bookings grew 49% and 26% during the second quarter of 2016 compared with the second quarter of 2015. Bookings mix between software and services can fluctuate quarter-to-quarter based on the timing of the execution of multi-year contracts and the combination of types of solutions sold.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Software delivery, support and maintenance	$249,871	$232,470	7.5%	$479,029	$460,029	4.1%
Client services	136,650	119,248	14.6%	253,050	226,241	11.8%
Total revenue	386,521	351,718	9.9%	732,079	686,270	6.7%
Cost of revenue:
Software delivery, support and maintenance	79,154	75,726	4.5%	154,323	152,413	1.3%
Client services	118,683	111,625	6.3%	219,542	218,784	0.3%
Amortization of software development and acquisition-related assets	22,000	20,743	6.1%	39,632	41,659	(4.9%)
Total cost of revenue	219,837	208,094	5.6%	413,497	412,856	0.2%
Gross profit	166,684	143,624	16.1%	318,582	273,414	16.5%
Gross margin %	43.1%	40.8%		43.5%	39.8%
Selling, general and administrative expenses	94,802	86,749	9.3%	178,955	168,778	6.0%
Research and development	47,891	44,367	7.9%	94,928	91,094	4.2%
Asset impairment charges	0	293	(100.0%)	4,650	319	NM
Amortization of intangible and acquisition-related assets	5,417	6,624	(18.2%)	9,579	13,327	(28.1%)
Income (loss) from operations	18,574	5,591	NM	30,470	(104)	NM
Interest expense	(16,421)	(7,483)	119.4%	(23,390)	(14,739)	58.7%
Other income (expense), net	106	(28)	NM	472	1,858	(74.6%)
Equity in net earnings of unconsolidated investments	(4,898)	176	NM	(7,501)	176	NM
Income (loss) before income taxes	(2,639)	(1,744)	(51.3%)	51	(12,809)	100.4%
Income tax benefit (provision)	503	(1,472)	(134.2%)	(60)	(491)	(87.8%)
Effective tax rate	19.1%	(84.4%)		117.6%	(3.8%)
Net loss	(2,136)	(3,216)	33.6%	(9)	(13,300)	99.9%
Less: Net income (loss) attributable to non-controlling interest	87	(9)	NM	9	(9)	(200.0%)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(8,153)	0	NM	(8,153)	0	NM
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(10,202)	$(3,225)	NM	$(8,153)	$(13,309)	38.7%

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$207,773	$195,500	6.3%	$402,304	$392,900	2.4%
Non-recurring revenue	42,098	36,970	13.9%	76,725	67,129	14.3%
Total software delivery, support and maintenance	249,871	232,470	7.5%	479,029	460,029	4.1%
Client services
Recurring revenue	87,652	67,800	29.3%	161,177	127,900	26.0%
Non-recurring revenue	48,998	51,448	(4.8%)	91,873	98,341	(6.6%)
Total client services	136,650	119,248	14.6%	253,050	226,241	11.8%
Total revenue	386,521	$351,718	9.9%	732,079	686,270	6.7%

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Total revenue for the three and six months ended June 30, 2016 was $387 million and $732 million, respectively, compared with $352 million and $686 million for the three and six months ended June 30, 2015, respectively. The increases in total revenue reflect additional revenue from the consolidation of Netsmart effective as of April 19, 2016, partly offset by $10 million amortization of acquisition-related deferred revenue adjustments during the three months ended June 30, 2016. Adjusting for the impact of Netsmart, revenue during the three and six months ended June 30, 2016 remained flat and increased by 2% compared with the prior year comparable periods as higher recurring services revenue was mostly offset by lower non-recurring services revenue. The changes in recurring and non-recurring revenue during the 2016 periods compared with the prior year comparable periods were caused by similar drivers, as explained below.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, and recurring transactions revenue, and non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. The growth in recurring and non-recurring software delivery, support and maintenance revenue was largely driven by additional revenue from Netsmart. Adjusting for the impact of Netsmart, our recurring revenue decreased slightly during the three and six months ended June 30, 2016 compared with the prior year comparable periods as the expansion of our client base for our population health management patient portal and ambulatory EHR solutions, was offset by anticipated changes in our client base and a challenging comparison with last year. Support and maintenance revenue can also experience some quarterly variability related to contract restructurings and the achievement of client activation milestones. Adjusting for the impact of Netsmart, non-recurring software delivery, support and maintenance revenue increased primarily driven by higher software license sales in both the acute and ambulatory markets as well as hardware resales.

Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, remote hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in client services revenue was largely driven by additional revenue from Netsmart. Adjusting for the impact of Netsmart, recurring revenue increased primarily due to expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015, the results of which are consolidated with our financial results from the date of this transaction. Revenue related to remote hosting services also increased as we experienced increased demand for these services and several large clients went live. Adjusting for the impact of Netsmart, non-recurring revenue declined primarily as a result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions and changes to our business model requiring less upfront services. The three months ended June 30, 2015 also included the recognition of services revenue upon the achievement of a key implementation milestone with a large client, which did not recur during the six months ended June 30, 2016. Non-recurring client services revenue can also vary between periods from the timing of implementation services revenue recognition associated with large-scale implementation contracts and the achievement of key delivery milestones and the timing of special projects.

The percentage of recurring and non-recurring revenue of our total revenue was 77% and 23% during both the three and six months ended June 30, 2016, representing a slight shift compared with 75% and 25% and 76% and 24%, respectively, during the comparable prior year periods.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Total cost of revenue	$219,837	$208,094	5.6%	$413,497	$412,856	0.2%
Gross profit	$166,684	$143,624	16.1%	$318,582	$273,414	16.5%
Gross margin %	43.1%	40.8%		43.5%	39.8%

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Gross profit and gross margin increased during the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015 partly driven by the consolidation of Netsmart effective as of April 19, 2016. Adjusting for the impact of Netsmart, this improvement was primarily attributable to improving profitability from the delivery of recurring client services, particularly remote hosting and outsourcing, as we continue to expand our customer base for these services. The overall profitability associated with non-recurring client services revenue also improved compared with last year as the 2016 periods reflect the full effect of cost reduction initiatives completed during the first half of 2015. Additionally, gross profit and gross margin increased due to improved profitability associated with recurring subscription-based software as we were able to generate higher revenue while maintaining a fairly stable cost base to deliver these solutions.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative expenses	$94,802	$86,749	9.3%	$178,955	$168,778	6.0%

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

During the three and six months ended June 30, 2016, selling, general and administrative expenses increased compared with the three and six months ended June 30, 2015 due to the consolidation of Netsmart in the second quarter of 2016 resulting in $13 million of additional costs. During the second quarter of 2015, we recognized $7.0 million of severance costs which were associated with headcount reductions made during the first half of 2015. After adjusting for Netsmart and the 2015 severance costs, selling, general and administrative expenses increased $2 million during the three months ended June 30, 2016 primarily due to the timing of incentive compensation.

During the six months ended June 30, 2015, we recognized $13 million of severance costs which were associated with headcount reductions made during the first half of 2015. After adjusting for Netsmart and the 2015 severance costs, selling, general and administrative expenses increased $10 million during the six months ended June 30, 2016 primarily due to higher transaction-related and legal expenses, including $4 million of costs associated with the Netsmart Transaction and the timing of incentive compensation.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Research and development	$47,891	$44,367	7.9%	$94,928	$91,094	4.2%

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Research and development expenses increased by approximately 8% and 4% during the three and six months ended June 30, 2016, respectively, compared with the prior year comparable periods primarily due to the consolidation of Netsmart in the second quarter of 2016 resulting in $3 million of additional costs. After adjusting for Netsmart, research and development expenses were essentially flat. Our incremental investments in the emerging areas of precision medicine and population health analytics as well as our continued investment in expanding the capabilities of our traditional ambulatory and acute platforms were substantially offset by an increase in the amount of related capitalized software development costs. Total research and development spending, which includes amounts of capitalized software development costs, represented 18% of our revenues during both the three and six months ended June 30, 2016 compared with 16% during the prior year comparable periods. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Asset impairment charges	$0	$293	(100.0%)	$4,650	$319	NM

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

During the six months ended June 30, 2016, we incurred non-cash asset impairment charges totaling $4.7 million, all of which were incurred in the first quarter of 2016. Included in these charges was $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments, and other charges of $0.4 million to write down a long-term asset to its estimated net realizable value. Asset impairment charges for the first half of 2015 were not significant.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Amortization of intangible and acquisition-related assets	$5,417	$6,624	(18.2%)	$9,579	$13,327	(28.1%)

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Amortization of intangible assets decreased during the three and six months ended June 30, 2016 compared with the prior year comparable periods as several intangible assets were fully amortized in 2015. As a result, the first half of 2015 includes amortization that did not recur during the first half of 2016. This impact was partially offset by additional amortization associated with intangible assets acquired as part of the Netsmart acquisition in April 2016 and our acquisitions of a majority interest in a third party in April 2015.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Interest expense	$16,421	$7,483	119.4%	$23,390	$14,739	58.7%

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Interest expense increased during the three and six months ended June 30, 2016 compared with the prior year comparable periods primarily due to $9.4 million of interest expenses associated with Netsmart since April 19, 2016. After adjusting for Netsmart, interest expense decreased primarily due to lower borrowing costs resulting from the amendment of our senior secured credit facility during the third quarter of 2015.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Other income (expense), net	$106	$(28)	NM	$472	$1,858	(74.6%)

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Other income, net for the three and six months ended June 30, 2016 and 2015 consists of miscellaneous receipts.  The six months ended June 30, 2015 also included the recognition of unrealized gains from accumulated other comprehensive loss related to our available-for-sale marketable securities that were sold during the first quarter of 2015.

Equity in Net Earnings of Unconsolidated Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Equity in net earnings of unconsolidated investments	$(4,898)	$176	NM	$(7,501)	$176	NM

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Equity in net earnings of unconsolidated investments represent our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The amounts recognized during the three and six months ended June 30, 2016 represent our share of the net loss incurred by NantHealth along with the amortization of cost basis adjustments prior to its initial public offering in June 2016.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Income tax benefit (provision)	$503	$(1,472)	(134.2%)	$(60)	$(491)	(87.8%)
Effective tax rate	19.1%	(84.4%)		117.6%	(3.8%)

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended June 30, 2016, compared with the prior year comparable period, differs primarily due to the fact that the income tax (provision) benefit for the three months ended June 30, 2015 did not include any tax benefit for year to date losses due to our estimate of income at that time for overall annual results of operation for 2015. Additionally, no estimate of the research and development credit was included in the effective tax rate for the three and six months ended June 30, 2015 as the credit had not been reinstated for 2015 until December 18, 2015.  Lastly, the effective tax rate for the three and six months ended June 30, 2016, was impacted by the consolidation of Netsmart’s financial results starting on April 19, 2016.

Non-Controlling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Net income attributable to non-controlling interest	$87	$(9)	NM	$9.0	$(9.0)	(200.0%)
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(8,153)	$0	NM	$(8,153)	$0	NM

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

The net income attributable to non-controlling interest, represents the share of earnings of a consolidated affiliate that is attributable to the affiliate’s common stock that is not owned by us for each of the periods presented. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart for each of the periods presented. Refer to Note 2, “Business Combinations” in the Notes to consolidated financial statements for additional information regarding such liquidation preference.

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Clinical and Financial Solutions	$282,254	$282,542	(0.1%)	$553,908	$546,417	1.4%
Population Health	54,026	55,049	(1.9%)	108,870	110,282	(1.3%)
Netsmart	44,233	0	NM	44,233	0	NM
Unallocated Amounts	6,008	14,127	(57.5%)	25,068	29,571	(15.2%)
Total revenue	$386,521	$351,718	9.9%	$732,079	$686,270	6.7%

Gross Profit:
Clinical and Financial Solutions	$121,319	$112,995	7.4%	$235,519	$211,268	11.5%
Population Health	38,775	36,852	5.2%	78,732	72,575	8.5%
Netsmart	14,949	0	NM	14,949	0	NM
Unallocated Amounts	(8,359)	(6,223)	34.3%	(10,618)	(10,429)	(1.8%)
Total gross profit	$166,684	$143,624	16.1%	$318,582	$273,414	16.5%

Income (loss) from operations:
Clinical and Financial Solutions	$67,386	$57,518	17.2%	$128,403	$100,703	27.5%
Population Health	24,028	22,734	5.7%	49,288	43,480	13.4%
Netsmart	(2,399)	0	NM	(2,399)	0	NM
Unallocated Amounts	(70,441)	(74,661)	5.7%	(144,822)	(144,287)	(0.4%)
Total income (loss) from operations	$18,574	$5,591	NM	$30,470	$(104)	NM

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$282,254	$282,542	(0.1%)	$553,908	$546,417	1.4%
Gross profit	$121,319	$112,995	7.4%	$235,519	$211,268	11.5%
Gross margin %	43.0%	40.0%		42.5%	38.7%
Income from operations	$67,386	$57,518	17.2%	$128,403	$100,703	27.5%
Operating margin %	23.9%	20.4%		23.2%	18.4%

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Clinical and Financial Solutions revenue was flat during the three months ended June 30, 2016 compared with the three months ended June 30, 2015, as higher revenue from recurring managed services was mostly offset by lower non-recurring client services revenue. The higher revenue from recurring outsourcing and revenue cycle management client services was due to an increase in our client base for such services. This increase in revenue included additional revenue associated with expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015. Revenue related to remote hosting also increased as we experienced increased demand for these services. These increases were mostly offset by lower non-recurring client services revenue, as a result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions.

Clinical and Financial Solutions revenue increased by 1% during the six months ended June 30, 2016 compared with the six months ended June 30, 2015. This increase was also primarily driven by higher revenue from recurring outsourcing, revenue cycle management and remote hosting client services partly offset by lower non-recurring client services revenue.

The improvement in gross profit and gross margin during the three and six months ended June 30, 2016 compared with the prior year comparable periods was primarily driven by our various client services revenue streams. The first half of 2016 reflects the full effect of cost reduction initiatives completed during the first half of 2015, which resulted in both lower overall third-party resources utilization and internal costs associated with the delivery of client services compared with the first half of 2015.  Income from operations and operating margin percentage increased during the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015 primarily due to the same factors, including flat selling, general and administrative expenses compared to last year.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$54,026	$55,049	(1.9%)	$108,870	$110,282	(1.3%)
Gross profit	$38,775	$36,852	5.2%	$78,732	$72,575	8.5%
Gross margin %	71.8%	66.9%		72.3%	65.8%
Income from operations	$24,028	$22,734	5.7%	$49,288	$43,480	13.4%
Operating margin %	44.5%	41.3%		45.3%	39.4%

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Population Health revenue decreased slightly during the three and six months ended June 30, 2016 compared with the prior year comparable periods. This decrease was primarily due to lower revenue from non-recurring client services as the number of implementations, primarily driven by demand for solutions to meet certain Meaningful Use requirements, during the first half of 2016 was lower compared with the first half of 2015. This decrease from partially offset by higher recurring subscription-based revenue as we expanded our client base for our population health management patient portal and some of our other post-acute solutions.

Gross profit and gross margin increased during the three and six months ended June 30, 2016 compared with the prior year comparable periods, primarily due to a combination of higher recurring subscription-based revenue and lower overall direct costs associated with this revenue, as a result of headcount reductions made during the first half of 2015. Income from operations and operating margin percentage increased during the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015 primarily due to the same factors.

Netsmart

Our Netsmart segment is a new segment that was established as part of the Netsmart Transaction and is comprised of the combination of our HomecareTM business with Netsmart, Inc. The Netsmart segment operates in the home care and behavioral healthcare information technology field throughout the United States. It provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health segments, as well as to post-acute home care organizations.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$44,233	$0	NM	$44,233	$0	NM
Gross profit	14,949	0	NM	14,949	0	NM
Gross margin %	33.8%	NM		33.8%	NM
Income from operations	$(2,399)	$0	NM	$(2,399)	$0	NM
Operating margin %	(5.4%)	NM		(5.4%)	NM

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Revenues for the three and six months ended June 30, 2016 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses and revenue from third party software licenses and hardware products. Overall, revenues are negatively impacted by the deferred revenue adjustment related to the Netsmart Transaction totaling $10.1 million for the three and six months ended June 30, 2016. Gross profit is also negatively impacted by this same deferred revenue adjustment in addition to the amortization of intangibles acquired in the Netsmart Transactions and capital software totaling $4.6 million for the three and six months ended June 30, 2016.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, with the exception of the Netsmart segment, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting, and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The historical results of our HomecareTM business prior to the Netsmart Transaction are also included in the “Unallocated Amounts” category. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level. The eliminations of intercompany transactions between Allscripts and Netsmart are also included in the “Unallocated Amounts” category.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$6,008	$14,127	(57.5%)	$25,068	$29,571	(15.2%)
Gross profit	$(8,359)	$(6,223)	34.3%	$(10,618)	$(10,429)	(1.8%)
Gross margin %	(139.1%)	(44.1%)		(42.4%)	(35.3%)
Loss from operations	$(70,441)	$(74,661)	5.7%	$(144,822)	$(144,287)	(0.4%)
Operating margin %	NM	NM		NM	NM

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three and six months ended June 30, 2016, includes the elimination of $2 million of revenue associated with transactions between Allscripts and Netsmart since the Netsmart acquisition on April 19, 2016.

Unallocated expenses decreased by $4 million during the three months ended June 30, 2016, compared with the prior year comparable period. During the second quarter of 2015, we recognized $7.0 million of severance costs which were associated with headcount reductions made during the first half of 2015. After adjusting for these 2015 severance costs, unallocated expenses increased by $3.0 million during the three months ended June 30, 2016 primarily due to the timing of incentive compensation.

Unallocated expenses increased by $1 million during the six months ended June 30, 2016, compared with the prior year comparable period. During the six months ended June 30, 2015, we recognized $13 million of severance costs which were associated with headcount reductions made during the first half of 2015. After adjusting for the 2015 severance costs, unallocated expenses increased $14 million during the six months ended June 30, 2016 primarily due to $6 million in incentive compensation, $4 million in non-cash impairment charges in the first quarter of 2016 and higher transaction-related and legal expenses, including $4 million of costs associated with the Netsmart Transaction.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from June 30, 2016
	June 30,	December 31,	June 30,	December 31,	June 30,
(In millions)	2016	2015	2015	2015	2015
Software delivery, support and maintenance	$2,342	$2,151	$2,114	8.9%	10.8%
Client services	1,634	1,500	1,419	8.9%	15.2%
Total contract backlog	$3,976	$3,651	$3,533	8.9%	12.5%

Total contract backlog as of June 30, 2016 increased compared with December 31, 2015 and June 30, 2015, primarily due to approximately $300 million of additional backlog from Netsmart. Adjusting for the impact of Netsmart, backlog increased primarily driven by higher bookings related to recurring subscription-based software sales, support and maintenance, and managed services agreements. The revenue associated with these types of agreements and contracts is recognized over an extended period of time based on the subscription term or contract period. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of June 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $91 million and available borrowing capacity of $429 million under our revolving credit facility and $49 million under the Netsmart revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2016	2015	$ Change
Net income (loss)	$(9)	(13,300)	13,291
Non-cash adjustments to net income (loss)	107,225	101,782	5,443
Cash impact of changes in operating assets and liabilities	24,883	327	24,556
Net cash provided by operating activities	$132,099	$88,809	$43,290

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Net cash provided by operating activities increased by $43 million during the six months ended June 30, 2016 compared with the prior year comparable period. This increase reflects the beneficial impact of our continued efforts to streamline our organizational structure, cut long-term costs, reduce discretionary spending and improve efficiency as evidenced by our breakeven results for the six months ended June 30, 2016 compared with a net loss of $13 million for the prior year comparable period. In addition, improved working capital management generated a $25 million increase in cash flows from operating activities during the first six months of 2016 as compared with the first six months of 2015.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2016	2015	$ Change
Capital expenditures	$(16,632)	$(9,615)	$(7,017)
Capitalized software	(37,106)	(21,684)	(15,422)
Purchases of equity securities, other investments and related intangible assets	(20,685)	(210,087)	189,402
Sales and maturities of marketable securities and other investments	0	1,305	(1,305)
Cash paid for business acquisitions, net of cash acquired	(905,540)	(9,372)	(896,168)
Proceeds received from sale of fixed assets	37	15	22
Net cash used in investing activities	$(979,926)	$(249,438)	$(730,488)

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Net cash used in investing activities increased during the six months ended June 30, 2016 compared with the prior year comparable period, primarily due to the acquisition of Netsmart, Inc. for $906 million, net of cash acquired, $21 million of new third-party investments and increased spending for capital expenditures and capitalized software costs. During the six months ended June 30, 2015 we paid cash of approximately $200 million related to our investment in NantHealth, acquired a majority interest in a third party, net of cash acquired, for $9 million and extended a loan to the third party for $9 million.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2016	2015	$ Change
Proceeds from sale or issuance of common stock	$5	$101,432	$(101,427)
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	$333,605	$-	$333,605
Excess tax benefits from stock-based compensation	962	333	629
Taxes paid related to net share settlement of equity awards	(7,363)	(5,533)	(1,830)
Payments on debt instruments	(53,000)	(41,420)	(11,580)
Credit facility borrowings, net of issuance costs	599,135	129,511	469,624
Repurchase of common stock	(52,075)	0	(52,075)
Net cash provided by financing activities	$821,269	$184,323	$636,946

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Net cash provided by financing activities increased during the six months ended June 30, 2016 compared with the prior year comparable period, primarily due to $534 million, net of issuance costs, borrowed under Netsmart’s Credit Agreements and $45 million borrowed under our revolving credit facility to partially finance the Netsmart Acquisition. In addition, Netsmart received $359 million in proceeds from the issuance of redeemable convertible preferred stock during the second quarter of 2016. During the six months ended June 30, 2015, we borrowed $100 million under our revolving credit facility to partially finance our $200 million investment in NantHealth and received $100 million in proceeds from the sale of our common stock and warrants to Nant Capital LLC.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes, the Senior Secured Credit Facility and Netsmart’s Non-Recourse Debt as of June 30, 2016:

		Remainder of
(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$345,000	$0
Senior Secured Credit Facility	360,625	6,250	15,625	28,125	40,625	270,000	0
Netsmart Non-Recourse Debt
First Lien Term Loan	395,000	7,900	15,800	15,800	15,800	15,800	323,900
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Other debt	71	71	0	0	0	0	0
Total principal payments	1,267,696	14,221	31,425	43,925	56,425	630,800	490,900
Interest payments:
1.25% Cash Convertible Senior Notes (1)	19,406	2,154	4,313	4,313	4,313	4,313	0
Senior Secured Credit Facility (2)	33,598	4,611	9,017	8,568	7,843	3,559	0
Netsmart Non-Recourse Debt
First Lien Term Loan (3)	137,524	11,299	21,918	21,009	20,101	19,192	44,005
First Lien Revolver (4)	1,208	119	242	242	242	242	121
Second Lien Term Loan (5)	131,513	8,768	17,535	17,535	17,535	17,535	52,605
Total interest payments	323,249	26,951	53,025	51,667	50,034	44,841	96,731
Total future debt payments	$1,590,945	$41,172	$84,450	$95,592	$106,459	$675,641	$587,631
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2016, which was 2.21%.
(3)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on June 30, 2016, which was 5.75%.
(4)	Assumes commitment fee remain constant at the rate in effect on June 30, 2016, which was 0.5%.
(5)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on June 30, 2016, which was 10.5%.

Netsmart Non-Recourse Debt

On April 19, 2016, Netsmart entered into a First and Second Lien Credit Agreement (the “Netsmart First Lien Credit Agreement” and the “Netsmart Second Lien Credit Agreement”, respectively), with a syndicate of financial institutions and UBS AG, Stamford Branch, as administrative agent. The Netsmart First Lien Credit Agreement provides for a $395 million senior secured 7-year term loan credit facility (the “Netsmart First Lien Term Loan”) and a $50 million senior secured 5-year revolving loan credit facility (the “Netsmart Revolving Facility”). The Netsmart Second Lien Credit Agreement provides for a $167 million senior secured 7.5-year term loan credit facility (the “Netsmart Second Lien Term Loan,” and, together with the Netsmart First Lien Credit Agreement, the “Netsmart Credit Agreements”). Each of Netsmart’s obligations under the Netsmart Credit Agreements are guaranteed by Intermediate, each other Borrower, each Subsidiary Guarantor and any other person who becomes a party to the Netsmart Credit Agreements, under an unconditional guaranty. Netsmart’s debt under the Netsmart Credit Agreements is non-recourse to Allscripts and its wholly-owned subsidiaries.

The Netsmart Revolving Facility will terminate on April 19, 2021 and Netsmart First Lien Term Loan matures on April 19, 2023. The Netsmart Second Lien Term Loan matures on October 19, 2023. All unpaid principal of, and interest accrued on, such loans must be repaid on their respective maturity dates. The outstanding principal amount of the Netsmart Term Loans and the Netsmart Revolving Facility bear interest at a rate equal to (a) with respect to LIBO Rate Loans, Adjusted LIBO Rate plus 4.75% and (b) with respect to ABR Loans, 3.75% (provided, however, that in respect of the Netsmart Revolving Loans, such rate may step-down to 4.25% and 3.25%, respectively, depending on the then-applicable leverage ratio) and (b) of the Netsmart Second Lien Term Loans bear interest at a rate equal to (a) with respect to LIBO Rate Loans, Adjusted LIBO Rate plus 9.50% and (b) with respect to ABR Loans, 8.50%. The proceeds from the funding of the Netsmart Credit Agreements were used to, inter alia, finance a portion of the Netsmart Purchase Price and to pay fees and expenses in connection therewith.

The Netsmart Credit Agreements contain a financial covenant that Intermediate and its subsidiaries maintain a maximum ratio of total debt to Consolidated Adjusted EBITDA. The entire principal amount of the Netsmart Credit Agreements and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default under the Netsmart Credit Agreements include (but are not limited to) failure to make payments when due, a default in the performance of any covenants in the Netsmart Credit Agreements or related documents or certain changes of control of Intermediate and/or of Netsmart.

The Netsmart First Lien Credit Agreement requires Netsmart to maintain a total net leverage ratio of not more than 8.75 to 1.00 commencing with the September 30, 2016 period, with gradual step‑downs to 6.75 to 1.00 for the period ending March 31, 2019 and each period ending thereafter. The Netsmart Second Lien Credit Agreement requires Netsmart to maintain a certain total leverage ratio of not more than 9.75 to 1.00 commencing with the September 30, 2016 period, with gradual step‑downs to 7.75 to 1.00 for the period ending March 31, 2019 and each period ending thereafter.

Other Matters Affecting Future Capital Requirements

We are currently in our sixth year of a ten-year agreement with Atos (f/k/a Xerox Consultant Services) to provide services to support our remote hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of approximately $50 million per year plus charges for services incremental to the base agreement. During the six months ended June 30, 2016, we incurred $31.1 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Research and development costs directly recorded to expense	$47,891	$44,367	$94,928	$91,094
Capitalized software development costs	21,972	12,369	37,106	21,684
Total non-GAAP R&D-related spending	$69,863	$56,736	$132,034	$112,778
Total revenue	$386,521	$351,718	$732,079	$686,270
Total non-GAAP R&D-related spending as a % of total revenue	18.1%	16.1%	18.0%	16.4%

During the remainder of 2016 and in the future, we plan to continue to invest in targeted improvements to our information systems infrastructure, acquire computer equipment and software to add capacity and accommodate data management and hosting related to our subscription-based and remote hosting solutions, and make leasehold improvements at certain of our facilities.

We believe that our cash and cash equivalents of $91 million as of June 30, 2016, our future cash flows, and our borrowing capacity under our revolving credit facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the six months ended June 30, 2016, in the ordinary course of business, we entered into and renewed several multi-year software licensing and support agreements with third-party vendors. These renewals resulted in increases of approximately $38 million, $14 million, $9 million, $5 million, $5 million and $2 million to our future purchase obligations amounts for the years ending December 31, 2016, 2017, 2018, 2019, 2020 and thereafter, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended June 30, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We excluded Netsmart from our evaluation of internal control over financial reporting as of June 30, 2016 because the acquisition was completed during the second quarter of 2016, as further described in Note 2, “Business Combinations” in the notes to consolidated financial statements.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this From 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended June 30, 2016 from the risk factors as previously disclosed in our Form 10-K or March 31, 2016 Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In November 2015, our Board of Directors approved a stock repurchase program under which we may purchase up to $150.0 million of our common stock through December 31, 2018. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions.

Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
4/01/16—4/30/16	0	$0.00	0	$112,542
5/01/16—5/31/16	1,101	$13.20	1,101	$98,006
6/01/16—6/30/16	0	$0.00	0	$98,006
	1,101	$0.00	1,101

Item 6.	Exhibits

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
Melinda D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2016

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.1	First Lien Credit Agreement, dated April 19, 2016, by and among Nathan Intermediate LLC, Nathan Merger Co., Andrews Henderson LLC, Netsmart, Inc., Netsmart Technologies, Inc., the subsidiaries of the borrowers party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent for the lenders party thereto.			8-K	10.1	April 25, 2016

10.2	Second Lien Term Loan Agreement, dated April 19, 2016, by and among Nathan Intermediate LLC, Nathan Merger Co., Andrews Henderson LLC, Netsmart, Inc., Netsmart Technologies, Inc., the subsidiaries of the borrowers party thereto, the lenders party thereto, and UBS AG, as administrative agent and collateral agent for the lenders party thereto.			8-K	10.2	April 25, 2016

*10.3	Nathan Holding LLC Amended and Restated Limited Liability Company Agreement, dated as of April 19, 2016	X

10.4	Amendment No. 1 to Nathan Holding LLC Amended and Restated Limited Liability Company Agreement, dated as of June 28, 2016	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

*Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.