Form 10-Q
period 2016-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2016-11-04
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 185,090,723 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$77,251	$116,873
Accounts receivable, net of allowance of $35,264 and $31,266 as of September 30, 2016 and December 31, 2015, respectively	400,101	327,851
Prepaid expenses and other current assets	112,416	93,622
Total current assets	589,768	538,346
Long-term marketable securities	197,250	0
Fixed assets, net	144,804	125,617
Software development costs, net	140,025	85,775
Intangible assets, net	730,775	347,646
Goodwill	1,882,244	1,222,601
Deferred taxes, net	2,974	2,298
Other assets	122,297	359,665
Total assets	$3,810,137	$2,681,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,236	$60,004
Accrued expenses	85,336	62,021
Accrued compensation and benefits	52,773	62,398
Deferred revenue	370,821	315,925
Current maturities of long-term debt	12,051	12,178
Non-recourse current maturities of long-term debt - Netsmart	1,337	0
Current maturities of capital lease obligations	9,957	431
Total current liabilities	625,511	512,957
Long-term debt	663,089	612,405
Non-recourse long-term debt - Netsmart	533,589	0
Long-term capital lease obligations	13,096	617
Deferred revenue	18,155	20,273
Deferred taxes, net	155,860	22,164
Other liabilities	52,928	94,459
Total liabilities	2,062,228	1,262,875
Redeemable convertible non-controlling interest - Netsmart	377,494	0
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2016 and December 31, 2015; 267,868 and 185,090 shares issued and outstanding as of September 30, 2016, respectively; 266,545 and 189,308 shares issued and outstanding as of December 31, 2015, respectively	2,679	2,665
Treasury stock: at cost, 82,778 and 77,237 shares as of September 30, 2016 and December 31, 2015, respectively	(260,834)	(189,753)
Additional paid-in capital	1,790,179	1,789,449
Accumulated deficit	(190,229)	(190,235)
Accumulated other comprehensive loss	(12,111)	(4,242)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,329,684	1,407,884
Non-controlling interest	40,731	11,189
Total stockholders’ equity	1,370,415	1,419,073
Total liabilities and stockholders’ equity	$3,810,137	$2,681,948

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenue:
Software delivery, support and maintenance	$252,692	$230,754	$731,721	$690,783
Client services	139,692	123,722	392,742	349,963
Total revenue	392,384	354,476	1,124,463	1,040,746
Cost of revenue:
Software delivery, support and maintenance	86,537	70,775	240,860	223,188
Client services	116,415	109,006	335,957	327,790
Amortization of software development and acquisition-related assets	23,273	21,347	62,905	63,006
Total cost of revenue	226,225	201,128	639,722	613,984
Gross profit	166,159	153,348	484,741	426,762
Selling, general and administrative expenses	98,778	91,043	277,733	259,821
Research and development	45,142	47,702	140,070	138,796
Asset impairment charges	0	22	4,650	341
Amortization of intangible and acquisition-related assets	5,365	5,712	14,944	19,039
Income from operations	16,874	8,869	47,344	8,765
Interest expense	(19,367)	(9,254)	(42,757)	(23,993)
Other (expense) income, net	(6)	423	466	2,281
Equity in net loss of unconsolidated investments	0	(1,479)	(7,501)	(1,303)
Loss before income taxes	(2,499)	(1,441)	(2,448)	(14,250)
Income tax benefit (provision)	2,656	(3,692)	2,596	(4,183)
Net income (loss)	157	(5,133)	148	(18,433)
Less: Net income attributable to non-controlling interest	(151)	(111)	(142)	(120)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,191)	0	(18,344)	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(10,185)	$(5,244)	$(18,338)	$(18,553)
Loss per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.06)	$(0.03)	$(0.10)	$(0.10)
Loss per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.06)	$(0.03)	$(0.10)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income (loss)	$157	$(5,133)	$148	$(18,433)
Other comprehensive income (loss):
Foreign currency translation adjustments	150	(1,482)	(49)	(1,873)
Change in unrealized loss on marketable securities	9,750	0	(8,365)	(228)
Change in fair value of derivatives qualifying as cash flow hedges	686	(225)	900	5
Other comprehensive income (loss) before income tax expense	10,586	(1,707)	(7,514)	(2,096)
Income tax (expense) benefit related to items in other comprehensive income (loss)	(270)	88	(355)	86
Total other comprehensive income (loss)	10,316	(1,619)	(7,869)	(2,010)
Comprehensive income (loss)	10,473	(6,752)	(7,721)	(20,443)
Less: Comprehensive income attributable to non-controlling interest	(151)	(111)	(142)	(120)
Comprehensive income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$10,322	$(6,863)	$(7,863)	$(20,563)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$148	$(18,433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120,473	124,486
Stock-based compensation expense	29,717	27,225
Excess tax benefits from stock-based compensation	(972)	(346)
Deferred taxes	(4,198)	2,323
Asset impairment charges	4,650	341
Other losses, net	9,558	2,288
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	(12,723)	7,060
Prepaid expenses and other assets	3,381	11,730
Accounts payable	26,341	(2,050)
Accrued expenses	(8,843)	(17,789)
Accrued compensation and benefits	(12,933)	(4,672)
Deferred revenue	30,587	(2,760)
Other liabilities	(28)	(1,090)
Net cash provided by operating activities	185,158	128,313
Cash flows from investing activities:
Capital expenditures	(25,046)	(14,211)
Capitalized software	(69,994)	(32,696)
Purchases of equity securities, other investments and related intangible assets	(20,685)	(212,654)
Sales and maturities of marketable securities and other investments	0	3,763
Cash paid for business acquisitions, net of cash acquired	(935,280)	(9,372)
Proceeds received from sale of fixed assets	37	15
Net cash used in investing activities	(1,050,968)	(265,155)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	84	102,091
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	333,606	0
Excess tax benefits from stock-based compensation	972	346
Taxes paid related to net share settlement of equity awards	(7,379)	(5,714)
Payments of capital lease obligations	(3,858)	(311)
Credit facility payments	(80,507)	(189,912)
Credit facility borrowings, net of issuance costs	654,135	269,719
Repurchase of common stock	(71,082)	0
Net cash provided by financing activities	825,971	176,219
Effect of exchange rate changes on cash and cash equivalents	217	(1,152)
Net (decrease) increase in cash and cash equivalents	(39,622)	38,225
Cash and cash equivalents, beginning of period	116,873	53,173
Cash and cash equivalents, end of period	$77,251	$91,398

Supplemental non-cash information:
Exchange of Netsmart, Inc. common stock for redeemable convertible preferred stock in Netsmart by Netsmart, Inc. management	$25,543	$0

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Allscripts Healthcare Solutions, Inc. (“Allscripts”) and its wholly-owned subsidiaries and controlled affiliates. All significant intercompany balances and transactions have been eliminated. Each of the terms “we,” “us,” “our” or the “Company” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned and controlled affiliates, unless otherwise stated.

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2016 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Accounting Pronouncements Not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. As issued, ASU 2014-09 is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On August 12, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, while also permitting companies to voluntarily adopt the new revenue standard as of the original effective date. In addition, during the first half of 2016 the FASB issued ASU 2016-08, ASU 2016-10, 2016-11 and 2016-12, all of which clarify certain implementation guidance within ASU 2014-09. We have initiated an assessment of our systems, data and processes related to the implementation of this accounting standard. This assessment is expected to be completed by the end of fiscal 2016. Additionally, we are currently evaluating the potential impact that the implementation of this standard will have on our consolidated financial statements, as well as the selection of the method of adoption. We currently do not expect to implement this standard prior to its mandatory effective date.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The guidance in ASU 2016-07 eliminates the requirement that, when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for interim and annual periods beginning after December 15, 2016, and should be applied prospectively. Earlier application is permitted. We are currently evaluating the impact of this new accounting guidance.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting (“ASU 2016-09”). The guidance in ASU 2016-09, among other things, (i) will require all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled, (ii) will allow an employer to repurchase more of an employee’s shares for tax withholding purposes than it can today without triggering liability accounting and (iii) will allow a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Based on our analysis, we do not expect this new guidance to materially impact our previously reported consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The guidance in ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this accounting guidance, but do not expect it to have any material impact on our consolidated financial statements.

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

The Nathan operating agreement provides that the Class A Preferred Units entitle the owners at any time and from time to time following the later of (A) the earlier of (I) the fifth anniversary of the effective date and (II) a change in control of Allscripts, and (B) the earlier of (I) the payment in full of the obligations under the credit facilities and the termination of any commitments thereunder or (II) with respect to any proposed redemption, such earlier date for such redemption consented to in writing by the required lenders under each of the credit facilities under which obligations remain unpaid or under which commitments continue, to redeem all or any portion of their Class A Preferred Units for cash at a price per Unit equal to the Class A Preferred liquidation preference for each such Class A Preferred Unit as of the date of such redemption. The liquidation preference is equal to the greater of (i) a return of the original issue price plus a preferred return (accruing on a daily basis at the rate of 11% per annum and compounding annually on the last day of each calendar year) or (ii) the as-converted value of Class A Common Units in Nathan. The consolidated statements of operations for the three and nine months periods ended September 30, 2016 give effect to the accretion of the 11% redemption preference as part of the calculation of net income (loss) attributable to Allscripts stockholders.

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

Pursuant to the consolidation guidance in FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, we performed a qualitative and quantitative assessment to determine whether Netsmart was a variable interest entity (“VIE”). Our assessment involved consideration of all facts and circumstances relevant to the Netsmart’s structure, including its capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. Based on this analysis, we determined that Netsmart was not a VIE and that we, through our 49.1% interest in Netsmart and other contractual rights, including budgetary approval, have the power to direct the activities of Netsmart that most significantly impact its economic performance. As a result, we concluded that we will account for our investment in Netsmart on a consolidated basis and the financial results of Netsmart will be consolidated with Allscripts starting on April 19, 2016.

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

Under the acquisition method of accounting, the fair value of consideration transferred for Netsmart, Inc. was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date).  During the three months ended September 30, 2016, we recorded several measurement period adjustments, the largest of which included $12.0 million increase in intangible assets, $4.4 million increase in deferred taxes, net, $2.0 million decrease in accrued expenses, and $9.6 million decrease in the residual allocation to goodwill. During the three months ended September 30, 2016, we also recorded the resulting adjustment to accumulated amortization associated with the change in the fair value of intangible assets. The amount of amortization expense adjustment related to the second quarter of 2016 was not material.

The preliminary allocation of the fair value of the consideration transferred, including measurement period adjustments through September 30, 2016, is shown in the table below. The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the finalization of certain tax-related balances and valuation estimates.

(In thousands)
Cash and cash equivalents	$5,982
Accounts receivable, net	54,042
Prepaid expenses and other current assets	9,335
Fixed assets	26,829
Intangible assets	409,500
Goodwill	615,634
Other assets	6,889
Accounts payable	(14,151)
Accrued expenses	(9,595)
Deferred revenue	(18,843)
Capital lease obligations	(17,833)
Deferred taxes, net	(127,050)
Other liabilities	(3,673)
Net assets acquired	$937,066

Allscripts’ contribution of its HomecareTM business to Nathan was deemed to be a transaction between entities under common control and the net assets of the HomecareTM business were contributed at carryover basis.

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

The acquired intangible assets are being amortized over their useful lives, using a method that approximates the pattern of economic benefits to be gained by the intangible asset and consist of the following amounts for each class of acquired intangible asset:

(Dollar amounts in thousands)	Useful Life
Description	in Years	Fair Value
Technology	10-12 yrs	$144,000
Corporate Trademark	indefinite	27,000
Product Trademarks	10 yrs	8,500
Customer Relationships	12-20 yrs	230,000
		$409,500

Acquisition costs related to the Netsmart acquisition are included in selling, general and administrative expenses in the accompanying consolidated statement of operations totaled $4.1 million for the nine months ended September 30, 2016. There were no acquisition-related costs recorded during the three months ended September 30, 2016.

The revenue and net loss of Netsmart since April 19, 2016 are included in our consolidated statement of operations for the three and nine months ended September 30, 2016 and the supplemental pro forma revenue and net loss of the combined entity, presented as if the acquisition of Netsmart, Inc. had occurred on January 1, 2015, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Actual from Netsmart since acquisition date of April 19, 2016:
Revenue (1)	$52,621	$0	$96,855	$0
Net loss (1)	$(11,126)	$0	$(18,239)	$0
Supplemental pro forma data for combined entity:
Revenue	$399,811	$400,819	$1,198,048	$1,157,087
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,147)	$(21,223)	$(34,862)	$(88,933)
Loss per share, basic and diluted	$(0.03)	$(0.11)	$(0.19)	$(0.48)
(1)	Amounts are not adjusted for the effects of transactions between us and Netsmart.

The supplemental pro forma results were calculated after applying our accounting policies and adjusting the results of Netsmart to reflect (i) the additional depreciation and amortization that would have been charged resulting from the fair value adjustments to property, plant and equipment and intangible assets, (ii) the additional interest expense associated with Netsmart’s borrowings under the new term loans, and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been charged assuming the acquisition occurred on January 1, 2015, together with the consequential tax effects. Supplemental pro forma results for the nine months ended September 30, 2016 were also adjusted to exclude acquisition-related and transaction costs incurred during this period. Supplemental pro forma results for the nine months ended September 30, 2015 were adjusted to include these items. The supplemental pro forma results for the nine months ended September 30, 2016 exclude expenses incurred by Netsmart immediately prior to the Netsmart Transaction related to the accelerated pay-out of outstanding equity awards and the payment of seller costs. The effects of transactions between us and Netsmart during the periods presented have been eliminated in the supplemental pro forma data.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	September 30, 2016				December 31, 2015
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1.25% Call Option	Other assets	$0	$0	$40,804	$40,804	$0	$0	$80,208	$80,208
NantHealth Common Stock	Long-term marketable securities	197,250	0	0	197,250	0	0	0	0
1.25% Embedded cash conversion option	Other liabilities	0	0	(41,601)	(41,601)	0	0	(81,210)	(81,210)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	1,324	0	1,324	0	424	0	424
Foreign exchange derivative liabilities	Accrued expenses	0	0	0	0	0	0	0	0
Total		$197,250	$1,324	$(797)	$197,777	$0	$424	$(1,002)	$(578)

Investments

On September 8, 2016, we acquired a majority interest in a third party for $29 million, net of cash acquired. This acquisition broadens our solution portfolio. The financial results of this third party were consolidated with our financial results starting on the date of the transaction. The preliminary allocations of the estimated fair value of the net assets of the third party to goodwill, intangibles and non-controlling interest were $45.2 million, $21.4 million and $29.4 million, respectively. The goodwill is not deductible for tax purposes.

The following table summarizes our equity investments which are included in other assets in the accompanying consolidated balance sheet:

	Number of	Original	Carrying Value at
(In thousands)	Investees	Investment	September 30, 2016	December 31, 2015
Equity method investments (1):
Nant Health, LLC (2)	0	$0	$0	$203,117
Other	3	1,658	2,436	2,436
Total equity method investments	3	1,658	2,436	205,553
Cost method investments	5	29,991	26,041	17,876
Total equity investments	8	$31,649	$28,477	$223,429
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.
(2)	As noted below, effective June 2, 2016, Nant Health LLC is no longer accounted for under the equity method.

Effective June 1, 2016, in preparation for an initial public offering (“IPO”) of its equity securities, Nant Health converted from an LLC into a Delaware corporation under the name of NantHealth, Inc. (“NantHealth”). We received 14,285,714 shares of common stock in the new corporation in replacement of our Series G Units of the former Nant Health LLC, representing a 12.6% ownership interest in NantHealth immediately prior to the IPO. On June 2, 2016, NantHealth completed its IPO of 6,500,000 shares and its stock began trading on the NASDAQ under the ticker symbol “NH”. The issuance of the IPO shares initially diluted our ownership interest to 11.8%. Also on June 2, 2016, we purchased an additional 714,286 shares at the IPO price of $14 per share for an additional investment in NantHealth of $10 million. This additional share purchase brought our total voting interest in NantHealth to 15,000,000 shares or 12.4% of the voting common stock.

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

In accordance with FASB ASC Topic 320, Investments – Debt and Equity Securities and Topic 820, Fair Value Measurement, we will account prospectively for our investment in NantHealth’s common stock as an available for sale marketable security with unrealized gains and losses due to the changes in the fair value of the investment recorded as part of accumulated other comprehensive income (“AOCI”) in stockholders’ equity. If we determine that a decline in fair value below cost is other than temporary, we will recognize an impairment charge in current period earnings for the difference between cost and fair value. As of September 30, 2016, the fair value of our investment, based on the closing price as quoted on the NASDAQ, was $197.3 million, resulting in an unrealized loss of $8.4 million recognized in AOCI.

The decline in the carrying value of our equity method investments from December 31, 2015 to September 30, 2016 was primarily due to NantHealth no longer being accounted for under the equity method as discussed above.

The increase in the carrying value of our cost method investments from December 31, 2015 to September 30, 2016 was due to the acquisition of two additional non-marketable equity securities during the second quarter of 2016, as discussed below. This was offset by the recognition of an impairment charge of $2.1 million on one investment during the first quarter of 2016.

 During first quarter of 2016, we acquired a $0.5 million non-marketable convertible note of a third party with which we have an existing license and distribution agreement. This investment is accounted as an available-for-sale security with changes in fair value recorded in accumulated other comprehensive loss. The fair value of the convertible note was $0.5 million as of September 30, 2016 and was included in other assets in the accompanying consolidated balance sheet as of September 30, 2016.

During second quarter of 2016, we acquired certain non-marketable equity securities of two third parties and entered into new commercial agreements with each of those third parties to license and distribute their products and services, for a total consideration of $10.2 million. Both of these equity investments acquired during the second quarter are accounted for under the cost method. The carrying value of these investments was $10.2 million as of September 30, 2016 and are included in other assets in the accompanying consolidated balance sheet. As of September 30, 2016, it is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Long-Term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility and Netsmart’s Credit Agreements (as defined in Note 8, Debt), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of September 30, 2016, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2016 and 2015 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.  In addition, the table below includes stock-based compensation expense related to Netsmart’s time-based liability classified option awards. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Cost of revenue:
Software delivery, support and maintenance	$979	$972	$3,209	$3,247
Client services	884	824	3,512	3,554
Total cost of revenue	1,863	1,796	6,721	6,801
Selling, general and administrative expenses	6,464	5,649	17,972	15,860
Research and development	1,446	1,747	6,141	6,067
Total stock-based compensation expense	$9,773	$9,192	$30,834	$28,728

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

The fair value of service-based restricted stock units and restricted stock awards is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and nine months ended September 30, 2016 and 2015.

     We granted stock-based awards as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	24	$13.16	2,019	$13.14
Performance-based restricted stock units with a service condition	0	$0.00	545	$12.39
Market-based restricted stock units with a service condition	0	$0.00	621	$13.68
	24	$13.16	3,185	$13.12

During the nine months ended September 30, 2016 and the year ended December 31, 2015, 1.3 million and 1.4 million shares of stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Beginning in 2011, upon vesting, restricted stock units and awards are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested in 2016 and 2015 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2016 and 2015 were 572 thousand and 433 thousand, respectively, and were based on the value of the restricted stock units and awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

In November 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $150 million of our common stock through December 31, 2018. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. During the three and nine months ended September 30, 2016, we repurchased 1.5 million and 5.5 million shares, respectively, of our common stock for $19.0 million and $71.0 million, respectively, pursuant to this stock repurchase program. As of September 30, 2016, the amount available for repurchase of common stock under this program was $79.0 million.

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

Netsmart Long-Term Incentive Plan

Netsmart has established the Nathan Holding LLC 2016 Unit Option Plan (the “Plan”) in order to provide key employees, managers, advisors and consultants of Netsmart and its affiliates with an opportunity to acquire an equity interest in Netsmart. The Plan provides for the maximum issuance of 116,491 thousand options related to Netsmart’s Class B Non-Voting Common Member Units (“Option Units”). The option unit grants may contain varying vesting conditions, including service, performance and market conditions established on a grant‑by‑grant basis as determined by the compensation committee of the board of directors and expire no more than 10 years after the date of grant. The Plan includes a call right which enables Netsmart to repurchase any outstanding units in the event of termination of employment. At September 30, 2016, there were 27,986 thousand Class B Non-Voting Common Units available for further issuance under the Plan. As discussed further below, for the period from April 19, 2016, the date of acquisition, through September 30, 2016, Netsmart issued 89,889 thousand Option Units to officers and employees at an exercise price of $1.00.

Time Based

During the period from April 19, 2016 through September 30, 2016, Netsmart granted 64,198 thousand Option Units to certain of its executives and employees. The Option Units were granted with an exercise price of $1.00 per Option Unit. During the same period, 989 thousand Time Based Option Units were forfeited. The Option Units vest ratably over a period of four years, with the first twenty-five percent vesting at the first anniversary of the issuance and the remaining vesting in equal monthly increments over the following thirty-six months. The Option Units are liability‑classified awards requiring the Option Units to be re‑measured at fair value at each reporting period.

Performance Based

During the period from April 19, 2016 through September 30, 2016, Netsmart granted 25,691 thousand Option Units to certain of its executives and employees to reward the recipients if certain financial objectives are met. The Option Units were granted with an exercise price of $1.00 per Option Unit, which was equal to the fair value of Netsmart’s Common Units at the date of grant. During the same period, 395 thousand Performance Option Units were forfeited. In addition to a service condition, these Option Units only vest upon attaining certain performance and market conditions. There was no stock compensation expense recorded for these performance‑related Option Units, since achievement of the performance condition was not considered probable at September 30, 2016.

A summary of the activity under the Plan is as follows:

(Units in thousands)	Option Units	Weighted Average Exercise Price
Granted during the period	89,889	$1.00
Options called during the period	0	$0.00
Options exercised during the period	0	$0.00
Forfeited during the period	1,384	$1.00
Outstanding – September 30, 2016	88,505	$1.00
Exercisable – September 30, 2016	0	$0.00

Option Units outstanding at September 30, 2016 are as follows:

(Units in thousands)	Outstanding			Exercisable
Exercise price	Units	Average Black-Scholes Value	Weighted Average Remaining Life	Shares	Average Black-Scholes Value	Weighted Average Remaining Life
$1.00	88,505	$0.45	6.56	0	$0.00	0

As the current estimated fair value equals the exercise price of the Option Units as of September 30, 2016, there was no intrinsic value related to the outstanding Option Units.

The compensation expense was included in the following categories in Netsmart’s statements of operations:

(in thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Cost of revenue	$64	$126
Research and development	43	79
Sales and marketing	81	174
General and administrative	1,536	2,771
Total	$1,724	$3,150

At September 30, 2016 the liability for outstanding awards was $3.2 million. As of September 30, 2016, the weighted average fair value of units using the Black‑Scholes‑Merton option pricing model was estimated at $0.45.

The fair value of Option Units granted during the period from April 19, 2016 through September 30, 2016 was estimated using the Black‑Scholes‑Merton option pricing model using the following weighted average assumptions:

Average expected term in years	6.56
Risk free rate (weighted average)	1.4%
Expected dividends	0.0%
Average volatility	43.8%

Netsmart determined the estimated share price of $1.00 at September 30, 2016. The September 30, 2016 value was determined based on the transaction value of a Netsmart Common Unit as of the transaction date.

The expected term of the awards was determined based upon an estimate of the expected term of “plain vanilla” options as prescribed by the simplified method. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Netsmart estimates expected volatility based primarily on historical monthly volatility of comparable companies that are publicly traded.

Netsmart has $25.4 million of share‑based compensation expense remaining to be recognized (based on the September 30, 2016 fair value) over future periods as follows: $1.8 million in 2016, $7.1 million in 2017, $7.1 million in 2018, $7.1 million in 2019, and $2.3 million in 2020.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic Loss per Common Share:
Net income (loss)	$157	$(5,133)	$148	$(18,433)
Less: Net income attributable to non-controlling interest	$(151)	$(111)	$(142)	$(120)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest	$(10,191)	$0	$(18,344)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(10,185)	$(5,244)	$(18,338)	$(18,553)

Weighted-average common shares outstanding	186,226	188,944	187,190	183,725

Basic Loss per Common Share	$(0.06)	$(0.03)	$(0.10)	$(0.10)

Diluted Loss per Common Share:
Net income (loss)	$157	$(5,133)	$148	$(18,433)
Less: Net income attributable to non-controlling interest	$(151)	$(111)	$(142)	$(120)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest	$(10,191)	$0	$(18,344)	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(10,185)	$(5,244)	$(18,338)	$(18,553)

Weighted-average common shares outstanding	186,226	188,944	187,190	183,725
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	186,226	188,944	187,190	183,725

Diluted Loss per Common Share	$(0.06)	$(0.03)	$(0.10)	$(0.10)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and nine months ended September 30, 2016 and 2015, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for that period, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	27,580	23,562	26,219	25,359

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$604,540	$(333,904)	$270,636	$450,852	$(302,284)	$148,568
Customer contracts and relationships	801,253	(420,114)	381,139	552,395	(405,317)	147,078
Total	$1,405,793	$(754,018)	$651,775	$1,003,247	$(707,601)	$295,646

Intangibles not subject to amortization:
Registered trademarks			$79,000			$52,000
Goodwill			1,882,244			1,222,601
Total			$1,961,244			$1,274,601

During 2016, we made several changes to our organizational and reporting structure. Refer to Note 13, “Business Segments” for additional information. As a result of these changes, we assessed our revised reporting units and allocated the goodwill previously assigned to our former Touchworks reporting unit to our new Acute and Ambulatory reporting units based on the relative fair value allocation method as applied to the separate Touchworks acute and ambulatory businesses.

During the second quarter of 2016, we completed the Netsmart Transaction and recorded additional goodwill and intangible assets relating to the acquisition of Netsmart, Inc. As noted above, the formation of Netsmart resulted in the merger of our HomecareTM business with Netsmart, Inc.’s behavioral health technology business. Netsmart is deemed to be a separate reportable segment. Prior to the Netsmart Transaction, our HomecareTM business was included as part of the Population Health segment. As a result, we allocated part of the goodwill assigned to our Population Health segment to the HomecareTM business based on the relative fair value allocation method. Refer to Note 2, “Business Combinations,” for additional information regarding the Netsmart Transaction.

We performed our annual goodwill impairment test as of October 1, 2015, our annual testing date. We also performed interim goodwill impairment tests as of January 1, 2016 in conjunction with the organizational change within our Clinical and Financial Solutions reportable segment, as of March 31, 2016 in conjunction with the Netsmart Transaction and related carve-out of our HomecareTM business, and as of September 30, 2016 in conjunction with reporting structure changes of our FollowMyHealth® and EPSiTM businesses. The January 1, 2016 goodwill impairment test was performed on a before and after basis, which included impairment tests for each of the separate Touchworks acute and ambulatory businesses and for each of the new Acute and Ambulatory reporting units. The fair values of the separate Touchworks acute and ambulatory businesses and of the Acute and Ambulatory reporting units substantially exceeded their carrying values and no indicators of impairment were identified as a result of each of these goodwill impairment tests. The March 31, 2016 goodwill impairment test was performed on a before and after basis, which included impairment tests for the separate HomecareTM business and the Population Health segment excluding HomecareTM. The fair values of the separate HomecareTM business and the Population Health segment excluding HomecareTM substantially exceeded their carrying values and no indicators of impairment were identified as a result of each of these goodwill impairment tests. The September 30, 2016 goodwill impairment test was performed on a before and after basis, which included impairment tests for each of the separate FollowMyHealth® and EPSiTM businesses and the Population Health segment excluding FollowMyHealth® and EPSiTM. The fair values of the separate businesses substantially exceeded their carrying values and no indicators of impairment were identified as a result of each of these goodwill impairment tests.

Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2016 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2015	$796,367	$426,234	$0	$1,222,601
Additions arising from business acquisitions:
Netsmart	0	0	615,634	615,634
Other	45,220	0	0	45,220
Total additions to goodwill	45,220	0	615,634	660,854
Reallocation	0	(37,600)	37,600	0
Foreign exchange translation	(1,211)	0	0	(1,211)
Balance as of September 30, 2016	$840,376	$388,634	$653,234	$1,882,244

In connection with our acquisition of Netsmart, during the nine months ended September 30, 2016, we recognized goodwill of $615.6 million. The goodwill reallocation during the nine months ended September 30, 2016 relates to the allocation of goodwill associated with our HomecareTM business during the second quarter of 2016 as a result of the Netsmart Transaction. Other additions during the nine months ended September 30, 2016 relate to goodwill arising from our acquisition of a majority interest in a third party during the three months ended September 30, 2016. Refer to Note 2, “Business Combinations,” for additional information regarding the Netsmart Transaction and Note 3, “Fair Value Measurements and Investments,” for additional information regarding the Other acquisition.

There were no accumulated impairment losses associated with our goodwill as of September 30, 2016 or December 31, 2015.

7. Asset Impairment Charges

We incurred the following impairment charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Asset impairment charges	$0	$22	$4,650	$341

During the nine months ended September 30, 2016, we incurred non-cash asset impairment charges totaling $4.7 million, all of which were incurred in the first quarter of 2016. Included in these charges was $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments, and other charges of $0.4 million to write down a long-term asset to its estimated net realizable value. Asset impairment charges for the nine months ended September 30, 2015 were not significant.

8. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	September 30, 2016			December 31, 2015
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$52,370	$292,630	$345,000	$61,771	$283,229
Senior Secured Credit Facility	387,500	5,027	382,473	346,875	5,704	341,171
Netsmart Non-Recourse Debt:
First Lien Term Loan	394,013	16,720	377,293	0	0	0
Second Lien Term Loan	167,000	9,367	157,633	0	0	0
Other debt	37	0	37	183	0	183
Total debt	$1,293,550	$83,484	$1,210,066	$692,058	$67,475	$624,583
Less debt payable within one year - excluding Netsmart	12,538	487	12,051	12,657	479	12,178
Less debt payable within one year - Netsmart	3,950	2,613	1,337	0	0	0
Total long-term debt, less current maturities	$1,277,062	$80,384	$1,196,678	$679,401	$66,996	$612,405

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Interest expense	$3,896	$4,370	$11,029	$12,239
Amortization of discounts and debt issuance costs	3,522	3,508	10,401	10,321
Write off of unamortized deferred debt issuance costs	0	1,376	0	1,433
Netsmart:
Interest expense (1)	11,019	0	19,549	0
Amortization of discounts and debt issuance costs	930	0	1,778	0
Total interest expense	$19,367	$9,254	$42,757	$23,993
(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Coupon interest at 1.25%	$1,078	$1,078	$3,234	$3,234
Amortization of discounts and debt issuance costs	3,185	3,035	9,401	8,960
Total interest expense related to the 1.25% Notes	$4,263	$4,113	$12,635	$12,194

Allscripts Senior Secured Facility

As of September 30, 2016, $237.5 million under a term loan, $150.0 million under our revolving credit facility, and $0.8 million in letters of credit were outstanding under our senior secured credit facility.

As of September 30, 2016, the interest rate on the United States dollars-denominated borrowings under our senior secured credit facility was LIBOR plus 2.00%, which totaled 2.52%. We were in compliance with all covenants under the senior secured credit facility agreement as of September 30, 2016.

As of September 30, 2016, we had $399.2 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our revolving credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of September 30, 2016, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

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

The Netsmart Revolving Facility will terminate on April 19, 2021 and the Netsmart First Lien Term Loan matures on April 19, 2023. The Netsmart Second Lien Term Loan matures on October 19, 2023. All unpaid principal of, and interest accrued on, such loans must be repaid on their respective maturity dates. The outstanding principal amount of the Netsmart First Lien Term Loan and the Netsmart Revolving Facility bear interest at a rate equal to (a) with respect to LIBO Rate Loans, Adjusted LIBO Rate plus 4.75% and (b) with respect to ABR Loans, 3.75% (provided, however, that in respect of the Netsmart Revolving Loans, such rate may step-down to 4.25% and 3.25%, respectively, depending on the then-applicable leverage ratio). The outstanding principal amount of the Netsmart Second Lien Term Loan bears interest at a rate equal to (a) with respect to LIBO Rate Loans, Adjusted LIBO Rate plus 9.50% and (b) with respect to ABR Loans, 8.50%. The proceeds from the funding of the Netsmart Credit Agreements were used to, inter alia, finance a portion of the Netsmart Purchase Price and to pay fees and expenses in connection therewith.

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

In connection with the Netsmart Credit Agreements, during the second quarter of 2016, Netsmart incurred fees and other costs totaling $27.9 million, which were capitalized and included in the net borrowings outstanding under Netsmart’s Credit Agreements as of September 30, 2016.

As of September 30, 2016, $394.0 million under the Netsmart First Lien Term Loan, $167.0 million under the Netsmart Second Lien Term Loan and $1.5 million in letters of credit under the Netsmart Revolving Facility were outstanding.

As of September 30, 2016, the interest rate on the borrowings under the Netsmart First Lien Term Loan and the Netsmart Revolving Facility was Adjusted LIBO plus 4.75%, which totaled 5.75%. As of September 30, 2016, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO plus 9.5%, which totaled 10.5%. Netsmart was in compliance with all covenants under its Credit Agreements as of September 30, 2016.

As of September 30, 2016, Netsmart had $48.5 million available, net of outstanding letters of credit, under the Netsmart Revolving Facility. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payment obligations under our debt as of September 30, 2016:

(In thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$345,000	$0
Term Loan	237,500	3,125	15,625	28,125	40,625	150,000	0
Revolving Facility	150,000	0	0	0	0	150,000	0
Netsmart Non-Recourse Debt:
First Lien Term Loan	394,013	988	3,952	3,952	3,952	3,952	377,217
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Other debt	37	37	0	0	0	0	0
Total debt	$1,293,550	$4,150	$19,577	$32,077	$44,577	$648,952	$544,217

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Loss before income taxes	$(2,499)	$(1,441)	$(2,448)	$(14,250)
Income tax benefit (provision)	$2,656	$(3,692)	$2,596	$(4,183)
Effective tax rate	106.3%	(256.2%)	106.0%	(29.4%)

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2016, compared with the prior year comparable periods, differs primarily due to release of valuation allowance of $1.4 million in the three and nine months ended September 30, 2016, compared to valuation allowance of $5.9 million recorded in the three and nine months ended September 30, 2015.  Additionally, no estimate of the research and development credit was included in the effective tax rate for the three and nine months ended September 30, 2015 as the credit had not been reinstated for 2015 until December 18, 2015.  Lastly, the effective tax rate for the three and nine months ended September 30, 2016, was impacted by the consolidation of Netsmart’s financial results starting on April 19, 2016.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

Our unrecognized income tax benefits were $11.5 million and $11.8 million as of September 30, 2016 and December 31, 2015, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	September 30, 2016
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,324	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	40,804	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	41,601
Total derivatives		$42,128		$41,601

	December 31, 2015
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$424	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	80,208	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	81,210
Total derivatives		$80,632		$81,210

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

Starting in 2015, we entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of September 30, 2016, there were 21 forward contracts outstanding that were staggered to mature monthly starting in October 2016 and ending in December 2017. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2017. As of September 30, 2016, the notional amounts of outstanding forward contracts ranged from 20 million to 120 million INR, or the equivalent of $0.3 million to $1.8 million, based on the exchange rate between the United States dollar and the INR in effect as of September 30, 2016. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three and nine months ended September 30, 2016, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of September 30, 2016, we estimate that $1.1 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Foreign exchange contracts	$971	$1,172	Cost of Revenue	$88	$84
			Selling, general and administrative expenses	71	68
			Research and development	126	120

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Foreign exchange contracts	$(317)	$(87)	Cost of Revenue	$(29)	$(29)
			Selling, general and administrative expenses	(23)	(23)
			Research and development	(40)	(40)

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
1.25% Call Option	$2,306	$(18,277)	$(39,404)	$(8,422)
1.25% Embedded cash conversion option	(2,362)	18,404	39,609	8,390
Net gain (loss) included in other income, net	$(56)	$127	$205	$(32)

11. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Losses on Marketable Securities (3)	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2015 (1)	$(4,500)	$0	$258	$(4,242)
Other comprehensive (loss) income before reclassifications	(49)	(8,365)	710	(7,704)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	(165)	(165)
Net other comprehensive (loss) income	(49)	(8,365)	545	(7,869)
Balance as of September 30, 2016 (2)	$(4,549)	$(8,365)	$803	$(12,111)

(1) Net of taxes of $166 thousand for unrealized net gains on foreign exchange contract derivatives

(2) Net of taxes of $521 thousand for unrealized net gains on foreign exchange contract derivatives

(3) Marketable securities represent NantHealth common stock

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Marketable Securities	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2014 (1)	$(2,119)	$140	$0	$(1,979)
Other comprehensive (loss) income before reclassifications	(1,873)	0	(53)	(1,926)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(140)	56	(84)
Net other comprehensive (loss) income	(1,873)	(140)	3	(2,010)
Balance as of September 30, 2015 (2)	$(3,992)	$0	$3	$(3,989)

(1) Net of taxes of $88 thousand for unrealized net gains on marketable securities

(2) Net of taxes of $2 thousand for unrealized net gains on foreign exchange contract derivatives

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2016			2015
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$150	$0	$150	$(1,482)	$0	$(1,482)
Marketable securities:
Net gain arising during the period	9,750	0	9,750	0	0	0
Net gain reclassified into income	0	0	0	0	0	0
Net change in unrealized losses on marketable securities	9,750	0	9,750	0	0	0
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	971	(382)	589	(317)	124	(193)
Net (gains) losses reclassified into income	(285)	112	(173)	92	(36)	56
Net change in unrealized (losses) gains on foreign exchange contracts	686	(270)	416	(225)	88	(137)
Net (loss) gain on cash flow hedges	686	(270)	416	(225)	88	(137)
Other comprehensive (loss) income	$10,586	$(270)	$10,316	$(1,707)	$88	$(1,619)

	Nine Months Ended September 30,
	2016			2015
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(49)	$0	$(49)	$(1,873)	$0	$(1,873)
Marketable securities:
Net loss arising during the period	(8,365)	0	(8,365)	0	0	0
Net (gain) loss reclassified into income	0	0	0	(228)	88	(140)
Net change in unrealized (losses) gains on marketable securities	(8,365)	0	(8,365)	(228)	88	(140)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	1,172	(462)	710	(87)	34	(53)
Net (gains) losses reclassified into income	(272)	107	(165)	92	(36)	56
Net change in unrealized gains (losses) on foreign exchange contracts	900	(355)	545	5	(2)	3
Net gain (loss) on cash flow hedges	900	(355)	545	5	(2)	3
Other comprehensive loss	$(7,514)	$(355)	$(7,869)	$(2,096)	$86	$(2,010)

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

On September 14, 2010, Pegasus Imaging Corporation filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between the plaintiff and Advanced Imaging Concepts, Inc., a software company that we acquired in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from the plaintiff in approximately 1999. On April 16, 2013, the plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to the plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against the plaintiff for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement and three counts of negligent misrepresentation. On July 7, 2014, the Court granted our motion for summary judgment on the plaintiff’s claim of unfair trade practices under Florida law and our motion for summary judgment as to the aforementioned defunct corporations, and granted the plaintiff’s motion for summary judgment on our counterclaims. Trial has been scheduled for February 2017, and we will participate in court-ordered mediation prior to trial.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in the U.S. District Court for the Northern District of Illinois against us. The complaint alleges that, on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Allscripts answered the complaint denying all material allegations and asserting a number of affirmative defenses, as well as counterclaims for breach of a license agreement.  After plaintiff’s motion to compel arbitration of the counterclaims was granted, Allscripts made a demand in arbitration where the counterclaims remain pending.  Discovery in the proposed class action has now concluded. On March 31, 2016, plaintiff filed its motion for class certification.  On May 31, 2016, we filed our opposition to plaintiff’s motion for class certification, and simultaneously moved for summary judgment on all of plaintiff’s claims. Plaintiff submitted its reply memorandum in support of its motion for class certification and its opposition to our motion for summary judgment on July 14, 2016 and July 21, 2016, respectively. Briefing on plaintiff’s class certification motion, accordingly, is complete and currently pending before the Court. No trial date has been scheduled.

13. Business Segments

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation, and managed services such as outsourcing, private cloud hosting and revenue cycle management.

During 2016, in an effort to further streamline and align our operating structure around our key ambulatory, acute and population health management solutions, we made several changes to our organizational and reporting structure. These changes included (i) the separation of the former Touchworks strategic business unit and its dedicated leadership team into acute and ambulatory businesses, and (ii) the transfer of several ancillary analytics-type products between our existing Clinical and Financial Solutions and Population Health reportable segments, both effective as of January 1, 2016, and (iii) the establishment of the FollowMyHealth® and EPSiTM business units effective September 30, 2016.

In conjunction with these changes, we formed new Ambulatory and Acute strategic business units, which are deemed to be operating segments within the Clinical and Financial Solutions reportable segment. The ancillary products are extensions of our key ambulatory and acute solutions and in the future will be managed within the new Ambulatory and Acute strategic business units. Our FollowMyHealth® and EPSiTM businesses, which were previously managed as part of our Population Health reportable and operating segment, became standalone business units and operating segments.  Based on the qualitative and quantitative criteria under ASC Topic 280, Segment Reporting, we concluded that the FollowMyHealth® and EPSiTM operating segments should continue to be included as part of the Population Health reportable segment. The prior period segment disclosures below were revised to conform to the current year presentation of the ancillary analytics-type products that were transferred between our existing Clinical and Financial Solutions and Population Health reportable segments.

Effective on April 19, 2016, we completed the Netsmart Transaction which resulted in the formation of Netsmart through the merger of our HomecareTM business with Netsmart, Inc.’s behavioral health technology business. Netsmart is deemed to be a separate operating and reportable segment and, therefore, is presented separately in the table below. Prior to the Netsmart Transaction, our HomecareTM business was included as part of the Population Health reportable segment. As a result, the Population Health reportable segment disclosures below for periods prior to the Netsmart Transaction were revised to exclude, and the "Unallocated Amounts” were revised to include, the results of our HomecareTM business, based on the quantitative thresholds under ASC Topic 280, Segment Reporting.

After the finalization of the above changes to our organizational and reporting structure, as of September 30, 2016, we had seven operating segments, which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the new Ambulatory and Acute, and the Payer and Life Sciences strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include Electronic Health Record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of three separate operating segments which include Population Health, FollowMyHealth® and EPSiTM. This reportable segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment.  Netsmart operates in the behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, and child and family services.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income from operations as measures of performance and to make decisions on allocation of resources. With the exception of the Netsmart segment, in determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The historical results of our HomecareTM business prior to the Netsmart Transaction are also included in the “Unallocated Amounts” category. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level. The eliminations of intercompany transactions between Allscripts and Netsmart are included in the “Unallocated Amounts” category. We do not track our assets by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenue:
Clinical and Financial Solutions	$276,503	$284,677	$829,656	$830,743
Population Health	61,722	54,405	171,347	165,038
Netsmart	52,621	0	96,854	0
Unallocated Amounts	1,538	15,394	26,606	44,965
Total revenue	$392,384	$354,476	$1,124,463	$1,040,746

Gross Profit:
Clinical and Financial Solutions	$113,677	$120,855	$348,548	$331,828
Population Health	46,337	37,179	125,717	110,049
Netsmart	17,378	0	32,324	0
Unallocated Amounts	(11,233)	(4,686)	(21,848)	(15,115)
Total gross profit	$166,159	$153,348	$484,741	$426,762

Income (loss) from operations:
Clinical and Financial Solutions	$59,921	$66,184	$187,676	$166,607
Population Health	32,977	24,182	82,913	67,942
Netsmart	(6,426)	0	(8,829)	0
Unallocated Amounts	(69,598)	(81,497)	(214,416)	(225,784)
Total income (loss) from operations	$16,874	$8,869	$47,344	$8,765

14. Subsequent Events

On October 14, 2016, we acquired a 100% interest in a third party. The acquisition will broaden our Population Health solution portfolio. This transaction was not material to our consolidated financial position as of September 30, 2016. The financial results of this third party will be consolidated with our financial results starting on the date of the transaction. As of the date of this Form 10-Q, the preliminary allocation of the fair value of the consideration transferred is not yet been completed.

On October 27, 2016, Netsmart announced the acquisition of a company that develops electronic medical record solutions for long-term and post-acute care. The financial results of this company will be consolidated with our financial results starting on the date of the transaction. As of the date of this Form 10-Q, the preliminary allocation of the fair value of the consideration transferred is not yet been completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere and those discussed in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q under the heading “Risk Factors” and elsewhere, all of which are incorporated herein by reference. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms “we,” “us,” “our” or “Allscripts” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Our Business Overview and Regulatory Environment

We deliver information technology (“IT”) and services to help healthcare organizations achieve better clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, life-sciences companies, retail clinics, retail pharmacies, pharmacy benefit managers, insurance companies, employer wellness clinics, and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), connectivity, private cloud hosting, outsourcing, analytics, patient engagement, clinical decision support and population health management. We are also partnering with NantHealth (as described below), to further develop integrated, evidence-based, personalized approaches to treatment plans, specifically for clinicians providing cancer care. During the second quarter of 2016, we partnered with Netsmart Technologies, Inc. to expand our presence in the health and human services sector. In April 2016, we announced the completion of the previously announced transaction that merged our Homecare™ business with Netsmart Technologies, Inc.’s well-established behavioral health technology business. As a result, the new joint business entity (“Netsmart”) became one of the largest human services and post-acute technology providers in healthcare.

Our solutions empower healthcare professionals with the data, insights and connectivity to other caregivers they need to succeed in an industry that is rapidly changing from fee-for-service models to fee-for-value advanced payment models. We believe we offer some of the most comprehensive solutions in our industry today. Healthcare organizations can effectively manage patients and patient populations across all care settings using a combination of our physician, hospital, health system, post-acute care and population health management products and services. We believe these solutions will help transform health care as the industry seeks new ways to manage risk, improve quality and reduce costs.

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives will be critical tools for success under the framework of the new Quality Payment Program, launched by CMS in response to the passage of the Medicare Access and CHIP Reauthorization
Act (“MACRA”).  As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality.

In recent years, we took several significant steps to solidify and advance our population health management solutions through both acquisition and internal development efforts. We acquired dbMotion, a leading supplier of community health solutions, and Jardogs, the developer of FollowMyHealth®, a cloud-based patient engagement solutions provider. We further advanced our population health management capabilities by introducing innovative additional features, functionality and enhancements to our solutions in the areas of connectivity, collaboration and data analytics. Taken together, we believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling United States users to better comply with the evolving EHR Incentive Program (a.k.a. Meaningful Use) (as described below) and successfully participate in other advanced payment model programs. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

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

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid evolution, primarily due to new laws and regulations, as well as changes in industry standards. Various incentives that exist today (including electronic prescribing and alternative payment models that reward high value care delivery) are rapidly moving health care toward a time where EHRs are as common as practice management systems in all provider offices. As a result, we believe that legislation, such as the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and the aforementioned MACRA, as well as other government-driven initiatives, will continue to markedly affect healthcare IT adoption and expansion, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

Given that we expect CMS will release further future regulations related to EHRs, even as we comply with the previously published Final Rules associated with the Quality Payment Program (“QPP”), as well as Stage 3 of the Meaningful Use program for those organizations not eligible for the QPP, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve applicable product certifications, any changing frequency of the Office of the National Coordinator for Health Information Technology (“ONC”) certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions were certified as 2014-compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services, as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products under the modular certification option, and they are currently undergoing the certification process for the 2015 requirements.

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. With the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare will have an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”), as allowed by the regulation. These programs will require increased reporting on quality measures, which will be determined by the Secretary of Health and Human Services; additionally, the MIPs will consolidate several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System (“PQRS”), under one umbrella. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the HITECH incentive program but now see sufficient reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help them be successful under the more complex MACRA requirements. Regulations released in the fourth quarter of 2016 in response to the MACRA law also addressed, at least in part, current ambiguities among physician populations and healthcare organizations, enabling them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.  Such regulations are expected to be released on an annual basis.

We believe that HITECH resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase and enhance their use of EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to QPP-related programs for Alternative APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 or Stage 2 of Meaningful Use will demonstrate that they will not be able to comply with the requirements for the 2015 Edition, which continues to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments have begun to wind down, the payment adjustment phase of the program, which penalizes organizations not participating in the EHR Incentive program, is providing a different motivation for purchase and expansion, particularly among hospitals, which did not receive any relief from the payment adjustments under MACRA.

We also continue to see activity in local community-based buying whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of the HITECH incentives and other payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of the Stark and Anti-kickback exceptions, which allowed hospitals and other organizations to subsidize the purchase of EHRs, will contribute to the continuation of this market dynamic. We also believe that new orders driven by the MACRA legislation and related to EHR and community-based activity will continue to come in as physicians in those small- and medium-sized practices who have not yet participated seek to avoid payment adjustments stemming from the QPP. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

We believe we have taken and continue to take the proper steps to maximize the opportunity presented by HITECH and the QPP. However, given the effects the laws are having on our clients, there can be no assurance that they will result in significant new orders for us in the near term, and if they do, that we will have the capacity to meet the additional market demand in a timely fashion.

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain government programs, while others, such as those mandating reductions in reimbursement for certain types of providers or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures in the industry, including any contributive factors to such failures, which could impact our clients and our business.

Starting October 1, 2015, all entities covered by HIPAA were required to have upgraded to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures. These changes in coding standards presented a significant opportunity for our clients in the United States to get to the most advanced versions of our products, but also posed a challenge due to the scale of the challenge for the industry, particularly among smaller independent physician practices. This initiative was largely reported as successful by all stakeholders, but there still remains a risk to us in the event that clients experience problems with payments from Medicare, Medicaid or commercial payers related to the transition in the coming months. New payment and delivery system reform programs, as have been launched related to the Medicare program, are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunity for us to provide software and services to our clients who participate.

We primarily derive our revenues from sales of our proprietary software (either as a perpetual license sale or under a subscription delivery model), support and maintenance services, and managed services, such as outsourcing, private cloud hosting and revenue cycle management.

During 2016, in an effort to further streamline and align our operating structure around our key ambulatory, acute and population health management solutions, we made several changes to our organizational and reporting structure. These changes included (i) the separation of the former Touchworks strategic business unit and its dedicated leadership team into acute and ambulatory businesses, (ii) the transfer of several ancillary analytics-type products between our existing Clinical and Financial Solutions and Population Health reportable segments, and (iii) the establishment of the FollowMyHealth® and EPSiTM business units effective September 30, 2016. Furthermore, the establishment of Netsmart on April 19, 2016 resulted in the formation of a new separate operating and reportable segment.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

Third Quarter 2016 Summary

During the third quarter of 2016, we remained focused on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning Allscripts for sustainable long-term growth both domestically and globally. In that regard, we had success across the four key areas that we expect will drive our future growth: EHR replacement market, population health management, international markets and provision of high value-added, strategic services to our clients. During the third quarter of 2016, as the healthcare industry continues to transition to a value-based care model, we continued to expand our client base for our Sunrise integrated platform and our CareInMotion platform, which enable such transition for our clients. We also continued to look for opportunities to streamline our operations and made some organizational changes related to our population health product portfolio. The benefits of improving operating leverage are visible in our cash flows from operations which increased by $57 million to $185 million during the nine months ended September 30, 2016 compared with $128 million during the nine months ended September 30, 2015. We used a portion of our operating cash flows to repurchase $19 million and $71 million of our common stock during the three and nine months ended September 30, 2016, respectively. We also invested in a majority interest in a third party which broadens our solution portfolio.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private cloud hosting, outsourcing and subscription-based services, totaled $291 million for the third quarter of 2016, compared with $362 million for the second quarter of 2016 and $272 million for the third quarter of 2015. Excluding Netsmart, bookings totaled $270 million for the third quarter of 2016, or a 1% decline compared with the third quarter of 2015. The decrease in consolidated bookings on a sequential quarter basis was in part driven by bookings related to a large new multi-year relationship with a commercial partner that was executed during the second quarter of 2016. During the third quarter of 2016, higher bookings from sales of our Sunrise suite and population health management portfolio “CareInMotion” as well as growth in private cloud hosting and revenue cycle management services bookings were offset by lower managed services bookings, specifically outsourcing services, compared with the third quarter of 2015, which included several large outsourcing deals. Software delivery bookings grew 25% while services-related bookings decreased 7% during the third quarter of 2016 compared with the third quarter of 2015. Bookings mix between software and services can fluctuate quarter-to-quarter based on the timing of the execution of multi-year contracts and the combination of types of solutions sold.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Software delivery, support and maintenance	$252,692	$230,754	9.5%	$731,721	$690,783	5.9%
Client services	139,692	123,722	12.9%	392,742	349,963	12.2%
Total revenue	392,384	354,476	10.7%	1,124,463	1,040,746	8.0%
Cost of revenue:
Software delivery, support and maintenance	86,537	70,775	22.3%	240,860	223,188	7.9%
Client services	116,415	109,006	6.8%	335,957	327,790	2.5%
Amortization of software development and acquisition-related assets	23,273	21,347	9.0%	62,905	63,006	(0.2%)
Total cost of revenue	226,225	201,128	12.5%	639,722	613,984	4.2%
Gross profit	166,159	153,348	8.4%	484,741	426,762	13.6%
Gross margin %	42.3%	43.3%		43.1%	41.0%
Selling, general and administrative expenses	98,778	91,043	8.5%	277,733	259,821	6.9%
Research and development	45,142	47,702	(5.4%)	140,070	138,796	0.9%
Asset impairment charges	0	22	(100.0%)	4,650	341	NM
Amortization of intangible and acquisition-related assets	5,365	5,712	(6.1%)	14,944	19,039	(21.5%)
Income from operations	16,874	8,869	90.3%	47,344	8,765	NM
Interest expense	(19,367)	(9,254)	109.3%	(42,757)	(23,993)	78.2%
Other (expense) income, net	(6)	423	(101.4%)	466	2,281	(79.6%)
Equity in net earnings of unconsolidated investments	0	(1,479)	100.0%	(7,501)	(1,303)	NM
Income (loss) before income taxes	(2,499)	(1,441)	73.4%	(2,448)	(14,250)	(82.8%)
Income tax benefit (provision)	2,656	(3,692)	171.9%	2,596	(4,183)	162.1%
Effective tax rate	106.3%	(256.2%)		106.0%	(29.4%)
Net income (loss)	157	(5,133)	103.1%	148	(18,433)	100.8%
Less: Net income (loss) attributable to non-controlling interest	(151)	(111)	36.0%	(142)	(120)	18.3%
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,191)	0	NM	(18,344)	0	NM
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(10,185)	$(5,244)	94.2%	$(18,338)	$(18,553)	(1.2%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$213,921	$194,200	10.2%	$616,325	$587,100	5.0%
Non-recurring revenue	38,771	36,554	6.1%	115,396	103,683	11.3%
Total software delivery, support and maintenance	252,692	230,754	9.5%	731,721	690,783	5.9%
Client services
Recurring revenue	92,983	71,000	31.0%	254,181	198,900	27.8%
Non-recurring revenue	46,709	52,722	(11.4%)	138,561	151,063	(8.3%)
Total client services	139,692	123,722	12.9%	392,742	349,963	12.2%
Total revenue	392,384	$354,476	10.7%	1,124,463	1,040,746	8.0%

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

The increases in total revenue reflect additional revenue from the consolidation of Netsmart effective as of April 19, 2016, partly offset by $12 million and $22 million of amortization of acquisition-related deferred revenue adjustments during the three and nine months ended September 30, 2016, respectively. Adjusting for the impact of Netsmart, revenue during the three and nine months ended September 30, 2016 remained essentially equivalent and increased by 1%, respectively, compared with the prior year comparable periods as higher recurring services revenue was mostly offset by lower non-recurring services revenue. The changes in recurring and non-recurring revenue during the 2016 periods compared with the prior year comparable periods were caused by similar drivers, as explained below.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, and recurring transactions revenue, and non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. The growth in recurring and non-recurring software delivery, support and maintenance revenue was largely driven by additional revenue from Netsmart. Adjusting for the impact of Netsmart, our recurring revenue increased slightly and remained essentially equivalent during the three and nine months ended September 30, 2016, respectively, compared with the prior year comparable periods as the expansion of our client base for our population health management portfolio “CareInMotion” and ambulatory EHR solutions was offset by anticipated changes in our client base and a challenging comparison with last year. Support and maintenance revenue can also experience some quarterly variability related to contract restructurings and the achievement of client activation milestones. Adjusting for the impact of Netsmart, non-recurring software delivery, support and maintenance revenue decreased by 4% during the three months ended September 30, 2016 compared with the three months ended September 30, 2015, as there were several large software license sales of our acute solutions in the prior year period. Adjusting for the impact of Netsmart, non-recurring software delivery, support and maintenance revenue increased by 4% during the nine months ended September 30, 2016 compared with the three months ended September 30, 2015, primarily driven by higher software license sales of our acute and certain population health management solutions.

Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in client services revenue was also largely driven by additional revenue from Netsmart. Adjusting for the impact of Netsmart, recurring client services revenue increased during the three and nine months periods ended September 30, 2016 compared with the comparable prior year periods, primarily due to expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015, the results of which are consolidated with our financial results from the date of this transaction. Revenue related to private cloud hosting services also increased as we experienced increased demand for these services and several large clients went live. Adjusting for the impact of Netsmart, non-recurring revenue declined during the three and nine months periods ended September 30, 2016 compared with the comparable prior year periods, primarily as a result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions, changes to our business model requiring less upfront services and some clients choosing to delay upgrade implementations as they awaited the release of the final CMS rules related to the Quality Payment Program and changes to Stage 3 of the Meaningful Use program. Additionally, the second quarter of 2015 also included the recognition of services revenue upon the achievement of a key implementation milestone with a large client, which did not recur during 2016. Non-recurring client services revenue can also vary between periods from the timing of implementation services revenue recognition associated with large-scale implementation contracts and the achievement of key delivery milestones and the timing of special projects.

The percentage of recurring and non-recurring revenue of our total revenue was 78% and 22% and 77% and 23%, respectively, during the three and nine months ended September 30, 2016, representing a slight shift compared with 75% and 25% and 76% and 24%, respectively, during the comparable prior year periods.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Total cost of revenue	$226,225	$201,128	12.5%	$639,722	$613,984	4.2%
Gross profit	$166,159	$153,348	8.4%	$484,741	$426,762	13.6%
Gross margin %	42.3%	43.3%		43.1%	41.0%

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Gross profit increased during the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015. The decrease in gross margin as a percent of revenue during the three months ended September 30, 2016 compared with the three months ended September 30, 2015 was primarily driven by the $12 million amortization of acquisition-related deferred revenue adjustments recorded in the current quarter. Adjusting for the impact of the Netsmart consolidation and the amortization of acquisition-related deferred revenue adjustments, gross margin increased during the three months ended September 30, 2016 compared with the prior year comparable period. Gross margin for the three and nine months ended September 30, 2016 reflects improving profitability from the delivery of recurring client services, particularly private cloud hosting and outsourcing, as we continue to expand our customer base for these services. The overall profitability associated with non-recurring client services revenue also improved compared with last year as the 2016 periods reflect the full effect of cost reduction initiatives completed during the first half of 2015. Additionally, gross profit and gross margin increased for the nine months ended September 30, 2016 due to improved profitability associated with recurring subscription-based software as we were able to generate higher revenue while maintaining a fairly stable cost base to deliver these solutions.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative expenses	$98,778	$91,043	8.5%	$277,733	$259,821	6.9%

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

During the three and nine months ended September 30, 2016, selling, general and administrative expenses increased compared with the three and nine months ended September 30, 2015 primarily due to the consolidation of Netsmart in the second quarter of 2016, which resulted in $20 million and $33 million of additional costs in the respective current year periods. During the three and nine months ended September 30, 2015, we recognized $9 million and $23 million, respectively, of severance and other costs which were primarily associated with headcount reductions made during the first half of 2015 and certain legal settlements. After adjusting for Netsmart and the severance costs, selling, general and administrative expenses decreased $3 million during the three months ended September 30, 2016 primarily due to the timing of incentive compensation. Similarly, when considering the same adjustment, selling, general and administrative expenses increased $8 million during the nine months ended September 30, 2016 primarily due to higher transaction-related and legal expenses, including $4 million of costs associated with the Netsmart Transaction, and the timing of incentive and stock-based compensation.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Research and development	$45,142	$47,702	(5.4%)	$140,070	$138,796	0.9%

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Research and development expenses decreased during the three months ended September 30, 2016 compared with the prior year comparable period primarily due to an increase in the amount of capitalized software development costs during the current quarter, partly offset by additional research and development expenses from Netsmart. The increase in capitalized software development costs was primarily driven by incremental investments in the emerging areas of precision medicine and population health analytics as well as our continued investment in expanding the capabilities and competitiveness of our traditional ambulatory and acute platforms, including in response to new regulatory requirements. Research and development expenses for the nine months ended September 30, 2016 increased slightly compared with the prior comparable period, driven by similar factors, as additional research and development expense from Netsmart more than offset the increase in capitalized software development costs. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Asset impairment charges	$0	$22	(100.0%)	$4,650	$341	NM

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

During the nine months ended September 30, 2016, we incurred non-cash asset impairment charges totaling $4.7 million, all of which were incurred in the first quarter of 2016. Included in these charges was $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments, and other charges of $0.4 million to write down a long-term asset to its estimated net realizable value. Asset impairment charges for the nine months ended September 30, 2015 were not significant.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Amortization of intangible and acquisition-related assets	$5,365	$5,712	(6.1%)	$14,944	$19,039	(21.5%)

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Amortization of intangible assets decreased during the three and nine months ended September 30, 2016 compared with the prior year comparable periods as several intangible assets were fully amortized during the first half of 2015. As a result, the nine months ended September 30, 2015 include amortization that did not recur during the nine months ended September 30, 2016. This impact was partially offset by additional amortization associated with intangible assets acquired as part of the Netsmart acquisition in April 2016 and our acquisition of a majority interest in a third party in April 2015.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Interest expense	$19,367	$9,254	109.3%	$42,757	$23,993	78.2%

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Interest expense increased during the three and nine months ended September 30, 2016 compared with the prior year comparable periods primarily due to $12 million and $21 million of interest expenses, respectively, associated with the Netsmart’s non-recourse debt incurred since April 19, 2016. After adjusting for Netsmart, interest expense decreased slightly primarily due to lower borrowing costs resulting from the amendment of our senior secured credit facility during the third quarter of 2015.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Other (expense) income, net	$(6)	$423	(101.4%)	$466	$2,281	(79.6%)

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Other income, net for the three and nine months ended September 30, 2016 and 2015 consists of miscellaneous receipts.  The nine months ended September 30, 2015 also included the recognition of unrealized gains from accumulated other comprehensive loss related to our available-for-sale marketable securities that were sold during the first quarter of 2015.

Equity in Net Earnings of Unconsolidated Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Equity in net earnings of unconsolidated investments	$0	$(1,479)	100.0%	$(7,501)	$(1,303)	NM

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Equity in net earnings of unconsolidated investments represent our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The amounts recognized during the nine months ended September 30, 2016 represent our share of the net loss incurred by NantHealth along with the amortization of cost basis adjustments prior to its initial public offering in June 2016.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Income tax benefit (provision)	$2,656	$(3,692)	171.9%	$2,596	$(4,183)	162.1%

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2016, compared with the prior year comparable periods, differs primarily due to release of valuation allowance of $1.4 million in the three and nine months ended September 30, 2016, compared to valuation allowance of $5.9 million recorded in the three and nine months ended September 30, 2015.  Additionally, no estimate of the research and development credit was included in the effective tax rate for the three and nine months ended September 30, 2015 as the credit had not been reinstated for 2015 until December 18, 2015.  Lastly, the effective tax rate for the three and nine months ended September 30, 2016, was impacted by the consolidation of Netsmart’s financial results starting on April 19, 2016.

Non-Controlling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Net income attributable to non-controlling interest	$(151)	$(111)	36.0%	$(142)	$(120)	18.3%
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(10,191)	$0	NM	$(18,344)	$0	NM

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

The net income attributable to non-controlling interest represents the share of earnings of a consolidated affiliate that is attributable to the affiliate’s common stock that is not owned by us for each of the periods presented. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart for each of the periods presented. Refer to Note 2, “Business Combinations” in the Notes to consolidated financial statements for additional information regarding such liquidation preference.

Segment Operations

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Clinical and Financial Solutions	$276,503	$284,677	(2.9%)	$829,656	$830,743	(0.1%)
Population Health	61,722	54,405	13.4%	171,347	165,038	3.8%
Netsmart	52,621	0	NM	96,854	0	NM
Unallocated Amounts	1,538	15,394	(90.0%)	26,606	44,965	(40.8%)
Total revenue	$392,384	$354,476	10.7%	$1,124,463	$1,040,746	8.0%

Gross Profit:
Clinical and Financial Solutions	$113,677	$120,855	(5.9%)	$348,548	$331,828	5.0%
Population Health	46,337	37,179	24.6%	125,717	110,049	14.2%
Netsmart	17,378	0	NM	32,324	0	NM
Unallocated Amounts	(11,233)	(4,686)	139.7%	(21,848)	(15,115)	44.5%
Total gross profit	$166,159	$153,348	8.4%	$484,741	$426,762	13.6%

Income (loss) from operations:
Clinical and Financial Solutions	$59,921	$66,184	(9.5%)	$187,676	$166,607	12.6%
Population Health	32,977	24,182	36.4%	82,913	67,942	22.0%
Netsmart	(6,426)	0	NM	(8,829)	0	NM
Unallocated Amounts	(69,598)	(81,497)	(14.6%)	(214,416)	(225,784)	(5.0%)
Total income (loss) from operations	$16,874	$8,869	(90.3%)	$47,344	$8,765	NM

Clinical and Financial Solutions

Our Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$276,503	$284,677	(2.9%)	$829,656	$830,743	(0.1%)
Gross profit	$113,677	$120,855	(5.9%)	$348,548	$331,828	5.0%
Gross margin %	41.1%	42.5%		42.0%	39.9%
Income from operations	$59,921	$66,184	(9.5%)	$187,676	$166,607	12.6%
Operating margin %	21.7%	23.2%		22.6%	20.1%

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Clinical and Financial Solutions revenue decreased during the three months ended September 30, 2016 compared with the three months ended September 30, 2015, as lower non-recurring client services and software delivery, support and maintenance revenue was partly offset by higher revenue from recurring managed services. The decrease in non-recurring revenue was the result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions and several large software license sales of our acute solutions in the prior year period. The higher revenue from recurring outsourcing and revenue cycle management client services was due to an increase in our client base for such services. This increase in revenue included additional revenue associated with expanding our outsourcing services at several large clients, adding new outsourcing clients as well as revenue related to our acquisition of a majority interest in a third party in April 2015. Revenue related to private cloud hosting also increased as we experienced increased demand for these services.

Clinical and Financial Solutions revenue remained essentially equivalent during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, as higher revenue from recurring outsourcing, revenue cycle management and private cloud hosting client services was offset by lower non-recurring client services and software delivery, support and maintenance revenue.

The decrease in profitability during the three months ended September 30, 2016 compared with the three months ended September 30, 2015 was primarily attributable to non-recurring client services as the decrease in revenue was only partly offset by lower third-party and internal cost associated with the delivery of these services. The improvement in profitability during the nine months ended September 30, 2016 compared with the prior year comparable period was primarily driven by our various client services revenue streams. The first nine months of 2016 reflect the full effect of cost reduction initiatives completed during the first half of 2015, which resulted in both lower overall third-party resources utilization and internal costs associated with the delivery of client services compared with the first nine months of 2015.  Additionally, we capitalized a higher amount of software development costs during both the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze and coordinate care across the entire care community.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$61,722	$54,405	13.4%	$171,347	$165,038	3.8%
Gross profit	$46,337	$37,179	24.6%	$125,717	$110,049	14.2%
Gross margin %	75.1%	68.3%		73.4%	66.7%
Income from operations	$32,977	$24,182	36.4%	$82,913	$67,942	22.0%
Operating margin %	53.4%	44.4%		48.4%	41.2%

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Population Health revenue increased during the three and nine months ended September 30, 2016 compared with the prior year comparable periods in part due to higher recurring subscription-based revenue associated with our population health management portfolio “CareInMotion”. This increase was partially offset by lower revenue from non-recurring client services due to the timing of implementation project commencements and lower number of implementations during the first nine months of 2016 compared with the first nine months of 2015.

Gross profit and gross margin increased during the three and nine months ended September 30, 2016 compared with the prior year comparable periods, primarily due to a combination of higher recurring subscription-based revenue and lower overall internal costs associated with this revenue stream, as a result of headcount reductions made during the first half of 2015. Income from operations and operating margin percentage also increased during the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015 primarily due to the same factors as selling, general and administrative expenses remained essentially equivalent.

Netsmart

Our Netsmart segment is a new segment that was established as part of the Netsmart Transaction and is comprised of the combination of our HomecareTM business with Netsmart, Inc. The Netsmart segment operates in the home care and behavioral healthcare information technology field throughout the United States. It provides software and technology solutions to the health and human services industry, which is comprised of behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health segments, as well as to post-acute home care organizations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$52,621	$0	NM	$96,854	$0	NM
Gross profit	17,378	0	NM	32,324	0	NM
Gross margin %	33.0%	NM		33.4%	NM
Income from operations	$(6,426)	$0	NM	$(8,829)	$0	NM
Operating margin %	(12.2%)	NM		(9.1%)	NM

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Revenue for the three and nine months ended September 30, 2016 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products. Overall, revenues are negatively impacted by the deferred revenue adjustment related to the Netsmart Transaction totaling $12 million and $22 million, respectively, for the three and nine months ended September 30, 2016. Gross profit is also negatively impacted by this same deferred revenue adjustment in addition to the amortization of intangibles acquired in the Netsmart Transaction and capitalized software totaling $6 million and $11 million, respectively, for the three and nine months ended September 30, 2016.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, with the exception of the Netsmart segment, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses) which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The historical results of our HomecareTM business prior to the Netsmart Transaction are also included in the “Unallocated Amounts” category. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level. The eliminations of intercompany transactions between Allscripts and Netsmart are also included in the “Unallocated Amounts” category.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$1,538	$15,394	(90.0%)	$26,606	$44,965	(40.8%)
Gross profit	$(11,233)	$(4,686)	139.7%	$(21,848)	$(15,115)	44.5%
Gross margin %	NM	(30.4%)		(82.1%)	(33.6%)
Loss from operations	$(69,598)	$(81,497)	(14.6%)	$(214,416)	$(225,784)	(5.0%)
Operating margin %	NM	NM		NM	NM

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three and nine months ended September 30, 2016 includes the elimination of $2 million and $4 million, respectively, of revenue associated with transactions between Allscripts and Netsmart since the Netsmart acquisition on April 19, 2016. Revenue for the three and nine months ended September 30, 2016 decreased primarily due to the results of our HomecareTM business being included in the prior year period but excluded in the current year period, as HomecareTM results are included as part of the Netsmart reportable segment.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $71 million for the three months ended September 30, 2016 compared to $97 million for the three months ended September 30, 2015. This decline was primarily the result of decreases in both cost of revenue and operating expenses. Cost of revenue decreased $7 million primarily due to the results of our HomecareTM business being included in the prior year period but excluded in the current year period, as HomecareTM results are included as part of the Netsmart reportable segment. Selling, general and administrative expenses decreased $12 million primarily due to higher legal fees and severance costs associated with headcount reductions taken in 2015. The remaining decrease of $7 million was driven by lower research and development expenses and lower amortization of software development and acquisition-related assets due to several intangible assets becoming fully amortized during the first half of 2015.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $241 million for the nine months ended September 30, 2016 compared to $271 million for the nine months ended September 30, 2015. This decline was the primarily the result of decreases in both cost of revenue and operating expenses. Cost of revenue decreased $12 million primarily due to the results of our HomecareTM business being included in the prior year period while the current year period only includes the results for this business through the Netsmart Transaction date of April 19, 2016. Selling, general and administrative expenses decreased $14 million primarily due to due to higher legal fees and severance costs associated with headcount reductions taken in 2015. The remaining decrease was primarily driven by lower amortization of software development and acquisition-related assets due to several intangible assets becoming fully amortized during the first half of 2015. These decreases were partially offset by $4 million of asset impairment charges recognized during the nine months ended September 30, 2016.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from September 30, 2016
	September 30,	December 31,	September 30,	December 31,	September 30,
(In millions)	2016	2015	2015	2015	2015
Software delivery, support and maintenance	$2,300	$2,151	$2,119	6.9%	8.5%
Client services	1,622	1,500	1,445	8.1%	12.2%
Total contract backlog	$3,922	$3,651	$3,564	7.4%	10.0%

Total contract backlog as of September 30, 2016 increased compared with December 31, 2015 and September 30, 2015. The backlog as of September 30, 2016 includes $295 million of backlog from Netsmart. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $77 million and available borrowing capacity of $399 million under our revolving credit facility and $49 million under the Netsmart revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change
Net income (loss)	$148	(18,433)	18,581
Non-cash adjustments to net income (loss)	159,228	156,317	2,911
Cash impact of changes in operating assets and liabilities	25,782	(9,571)	35,353
Net cash provided by operating activities	$185,158	$128,313	$56,845

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Net cash provided by operating activities increased during the nine months ended September 30, 2016 compared with the prior year comparable period. This increase reflects the beneficial impact of our continued efforts to streamline our organizational structure, cut long-term costs, reduce discretionary spending and improve efficiency as evidenced by our breakeven results for the nine months ended September 30, 2016 compared with a net loss of $18 million for the prior year comparable period. In addition, improved working capital management generated a $26 million increase in cash flows from operating activities during the nine months ended September 30, 2016 as compared with the prior year comparable period.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change
Capital expenditures	$(25,046)	$(14,211)	$(10,835)
Capitalized software	(69,994)	(32,696)	(37,298)
Purchases of equity securities, other investments and related intangible assets	(20,685)	(212,654)	191,969
Sales and maturities of marketable securities and other investments	0	3,763	(3,763)
Cash paid for business acquisitions, net of cash acquired	(935,280)	(9,372)	(925,908)
Proceeds received from sale of fixed assets	37	15	22
Net cash used in investing activities	$(1,050,968)	$(265,155)	$(785,813)

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Net cash used in investing activities increased during the nine months ended September 30, 2016 compared with the prior year comparable period, primarily due to the acquisition of Netsmart, Inc. for $906 million, net of cash acquired, the acquisition of a minority interest in a third party for $29 million, net of cash acquired, $21 million of new third-party investments and increased spending for capital expenditures and capitalized software costs. During the nine months ended September 30, 2015 we paid cash of $200 million related to our investment in NantHealth, acquired a majority interest in a third party, net of cash acquired, for $9 million and extended a loan to the third party for $9 million.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change
Proceeds from sale or issuance of common stock	$84	$102,091	$(102,007)
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	$333,606	$-	$333,606
Excess tax benefits from stock-based compensation	972	346	626
Taxes paid related to net share settlement of equity awards	(7,379)	(5,714)	(1,665)
Payments on debt instruments	(84,365)	(190,223)	105,858
Credit facility borrowings, net of issuance costs	654,135	269,719	384,416
Repurchase of common stock	(71,082)	0	(71,082)
Net cash provided by financing activities	$825,971	$176,219	$649,752

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Net cash provided by financing activities increased during the nine months ended September 30, 2016 compared with the prior year comparable period, primarily due to $534 million, net of issuance costs, borrowed under the Netsmart Credit Agreements and $45 million borrowed under our revolving credit facility to partially finance the Netsmart Acquisition during the second quarter of 2016. During the third quarter of 2016, we borrowed an additional $30 million under our revolving credit facility to finance the acquisition of a majority interest in a third party. In addition, Netsmart received $334 million in proceeds from the issuance of redeemable convertible preferred stock during the second quarter of 2016. During the nine months ended September 30, 2015, we borrowed $100 million under our revolving credit facility to partially finance our $200 million investment in NantHealth and received $100 million in proceeds from the sale of our common stock and warrants to Nant Capital LLC.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes, the Senior Secured Credit Facility and Netsmart’s Non-Recourse Debt as of September 30, 2016:

		Remainder of
(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$0	$345,000	$0
Senior Secured Credit Facility (2)	387,500	3,125	15,625	28,125	40,625	300,000	0
Netsmart Non-Recourse Debt
First Lien Term Loan	394,013	988	3,952	3,952	3,952	3,952	377,217
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Other debt	37	37	0	0	0	0	0
Total principal payments	1,293,550	4,150	19,577	32,077	44,577	648,952	544,217
Interest payments:
1.25% Cash Convertible Senior Notes (1)	17,252	0	4,313	4,313	4,313	4,313	0
Senior Secured Credit Facility (2) (3)	37,544	2,745	10,782	10,270	9,441	4,306	0
Netsmart Non-Recourse Debt
First Lien Term Loan (4)	147,898	5,621	22,514	22,286	22,059	21,832	53,586
First Lien Revolver (5)	1,154	61	243	243	243	243	121
Second Lien Term Loan (6)	127,129	4,384	17,535	17,535	17,535	17,535	52,605
Total interest payments	330,977	12,811	55,387	54,647	53,591	48,229	106,312
Total future debt payments	$1,624,527	$16,961	$74,964	$86,724	$98,168	$697,181	$650,529

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after September 30, 2016 and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on September 30, 2016, which was 2.52%.
(4)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on September 30, 2016, which was 5.75%.
(5)	Assumes commitment fee remain constant at the rate in effect on September 30, 2016, which was 0.5%.
(6)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on September 30, 2016, which was 10.5%.

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

The Netsmart Revolving Facility will terminate on April 19, 2021 and the Netsmart First Lien Term Loan matures on April 19, 2023. The Netsmart Second Lien Term Loan matures on October 19, 2023. All unpaid principal of, and interest accrued on, such loans must be repaid on their respective maturity dates. The outstanding principal amount of the Netsmart First Lien Term Loan and the Netsmart Revolving Facility bear interest at a rate equal to (a) with respect to LIBO Rate Loans, Adjusted LIBO Rate plus 4.75% and (b) with respect to ABR Loans, 3.75% (provided, however, that in respect of the Netsmart Revolving Loans, such rate may step-down to 4.25% and 3.25%, respectively, depending on the then-applicable leverage ratio). The outstanding amount of the Netsmart Second Lien Term Loan bears interest at a rate equal to (a) with respect to LIBO Rate Loans, Adjusted LIBO Rate plus 9.50% and (b) with respect to ABR Loans, 8.50%. The proceeds from the funding of the Netsmart Credit Agreements were used to, inter alia, finance a portion of the Netsmart Purchase Price and to pay fees and expenses in connection therewith.

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

Other Matters Affecting Future Capital Requirements

We are currently in our sixth year of a ten-year agreement with Atos (formerly known as Xerox Consultant Services) to provide services to support our private cloud hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of $50 million per year plus charges for services incremental to the base agreement. During the nine months ended September 30, 2016, we incurred $46.2 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

During 2015, we completed renegotiations with Atos and our other largest hosting partner to improve the operating cost structure of our private cloud hosting operations. As a result of these renegotiations, starting with the first quarter of 2016, we began to realize the benefits from the reductions in our base service payments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Research and development costs directly recorded to expense	$45,142	$47,702	$140,070	$138,796
Capitalized software development costs	32,888	11,012	69,994	32,696
Total non-GAAP R&D-related spending	$78,030	$58,714	$210,064	$171,492
Total revenue	$392,384	$354,476	$1,124,463	$1,040,746
Total non-GAAP R&D-related spending as a % of total revenue	19.9%	16.6%	18.7%	16.5%

We believe that our cash and cash equivalents of $77 million as of September 30, 2016, our future cash flows, and our borrowing capacity under our revolving credit facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the nine months ended September 30, 2016, in the ordinary course of business, we entered into and renewed several multi-year software licensing and support agreements with third-party vendors. These renewals resulted in increases of $38 million, $14 million, $9 million, $5 million, $5 million and $2 million to our future purchase obligations amounts for the years ending December 31, 2016, 2017, 2018, 2019, 2020 and thereafter, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended September 30, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We excluded Netsmart from our evaluation of internal control over financial reporting as of September 30, 2016 because the acquisition was completed during the second quarter of 2016, as further described in Note 2, “Business Combinations” in the notes to consolidated financial statements.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 12, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this From 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended September 30, 2016 from the risk factors as previously disclosed in our Form 10-K or March 31, 2016 Form 10-Q.

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

The following table summarizes the stock repurchase activity for the three months ended September 30, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
7/01/16—7/31/16	0	$0.00	0	$98,006
8/01/16—8/31/16	417	$12.79	417	$92,675
9/01/16—9/30/16	1,074	$12.70	1,074	$79,029
	1,491	$12.73	1,491

Item 6.	Exhibits

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

Date: November 4, 2016

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