Form 10-Q
period 2017-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2017-05-05
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐     No   ☒

As of April 28, 2017, there were 181,464,603 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$104,391	$96,610
Accounts receivable, net of allowance of $35,260 and $32,670 as of March 31, 2017 and December 31, 2016, respectively	414,613	405,172
Prepaid expenses and other current assets	108,157	102,551
Total current assets	627,161	604,333
Available for sale marketable securities	74,400	149,100
Fixed assets, net	153,197	148,810
Software development costs, net	175,371	163,879
Intangible assets, net	720,417	741,403
Goodwill	1,928,358	1,924,052
Deferred taxes, net	3,031	2,791
Other assets	117,083	97,791
Total assets	$3,799,018	$3,832,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131,149	$126,144
Accrued expenses	69,496	86,135
Accrued compensation and benefits	55,231	64,291
Deferred revenue	412,620	363,772
Current maturities of long-term debt	18,277	15,158
Non-recourse current maturities of long-term debt - Netsmart	2,456	2,451
Current maturities of capital lease obligations	9,159	9,126
Total current liabilities	698,388	667,077
Long-term debt	712,676	717,853
Non-recourse long-term debt - Netsmart	576,673	576,918
Long-term capital lease obligations	8,696	9,877
Deferred revenue	18,008	18,009
Deferred taxes, net	140,040	141,752
Other liabilities	56,913	39,787
Total liabilities	2,211,394	2,171,273
Redeemable convertible non-controlling interest - Netsmart	398,648	387,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2017 and December 31, 2016; 268,951 and 181,464 shares issued and outstanding as of March 31, 2017, respectively; 267,997 and 180,510 shares issued and outstanding as of December 31, 2016, respectively	2,690	2,680
Treasury stock: at cost, 87,487 shares as of March 31, 2017 and December 31, 2016	(310,993)	(310,993)
Additional paid-in capital	1,784,801	1,789,959
Accumulated deficit	(194,521)	(187,351)
Accumulated other comprehensive loss	(134,189)	(61,829)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,147,788	1,232,466
Non-controlling interest	41,188	40,735
Total stockholders’ equity	1,188,976	1,273,201
Total liabilities and stockholders’ equity	$3,799,018	$3,832,159

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Revenue:
Software delivery, support and maintenance	$272,458	$229,158
Client services	141,017	116,400
Total revenue	413,475	345,558
Cost of revenue:
Software delivery, support and maintenance	83,397	75,169
Client services	124,939	100,859
Amortization of software development and acquisition-related assets	26,487	17,632
Total cost of revenue	234,823	193,660
Gross profit	178,652	151,898
Selling, general and administrative expenses	110,845	84,153
Research and development	49,232	47,037
Asset impairment charges	0	4,650
Amortization of intangible and acquisition-related assets	7,312	4,162
Income from operations	11,263	11,896
Interest expense	(20,180)	(6,969)
Other income, net	239	366
Equity in net income (loss) of unconsolidated investments	285	(2,603)
(Loss) income before income taxes	(8,393)	2,690
Income tax provision	(172)	(563)
Net (loss) income	(8,565)	2,127
Less: Net income attributable to non-controlling interests	(453)	(78)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,962)	0
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(19,980)	$2,049
(Loss) earnings per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.11)	$0.01
(Loss) earnings per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.11)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Net (loss) income	$(8,565)	$2,127
Other comprehensive income (loss):
Foreign currency translation adjustments	1,515	744
Change in unrealized (loss) gain on available for sale securities	(74,702)	0
Change in fair value of derivatives qualifying as cash flow hedges	1,348	441
Other comprehensive (loss) income before income tax expense	(71,839)	1,185
Income tax expense related to items in other comprehensive loss	(521)	(174)
Total other comprehensive (loss) income	(72,360)	1,011
Comprehensive (loss) income	(80,925)	3,138
Less: Comprehensive income attributable to non-controlling interests	(453)	(78)
Comprehensive (loss) income, net	$(81,378)	$3,060

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(8,565)	$2,127
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,694	34,452
Stock-based compensation expense	7,946	9,919
Excess tax benefits from stock-based compensation	0	(197)
Deferred taxes	(1,570)	(362)
Asset impairment charges	0	4,650
Equity in net (income) loss of unconsolidated investments	(285)	2,603
Other losses, net	1,240	456
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	(8,010)	(12,250)
Prepaid expenses and other assets	(4,464)	(1,815)
Accounts payable	2,869	16,997
Accrued expenses	(5,567)	(5,165)
Accrued compensation and benefits	(5,501)	(24,929)
Deferred revenue	48,687	49,393
Other liabilities	(997)	54
Net cash provided by operating activities	75,477	75,933
Cash flows from investing activities:
Capital expenditures	(14,524)	(7,752)
Capitalized software	(34,011)	(15,134)
Cash paid for business acquisitions, net of cash acquired	(3,975)	0
Purchases of equity securities, other investments and related intangible assets	0	(500)
Proceeds received from sale of fixed assets	0	11
Net cash used in investing activities	(52,510)	(23,375)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	0	5
Excess tax benefits from stock-based compensation	0	197
Taxes paid related to net share settlement of equity awards	(5,864)	(4,146)
Payments of capital lease obligations	(3,015)	(239)
Credit facility payments	(86,726)	(28,164)
Credit facility borrowings, net of issuance costs	80,000	0
Repurchase of common stock	0	(37,517)
Net cash used in financing activities	(15,605)	(69,864)
Effect of exchange rate changes on cash and cash equivalents	419	549
Net increase (decrease) in cash and cash equivalents	7,781	(16,757)
Cash and cash equivalents, beginning of period	96,610	116,873
Cash and cash equivalents, end of period	$104,391	$100,116

Supplemental non-cash information:
Accretion of redemption preference on redeemable convertible non-controlling interest in Netsmart	$10,962	$0
Obligations to enter into capital leases	$1,407	$0

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2017 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting, although the Company believes that the disclosures made are adequate to make that information not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “Form 10-K”).

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The guidance in ASU 2016-07 eliminates the requirement that, when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for interim and annual periods beginning after December 15, 2016, and should be applied prospectively. Early application is permitted. We adopted this new guidance effective January 1, 2017 and the adoption did not have any impact on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting (“ASU 2016-09”). The Company adopted ASU 2016-09 on January 1, 2017, which requires that tax effects related to employee share-based payments be recorded prospectively as a component of the provision for income taxes, thus potentially increasing the volatility in our effective tax rate (see Note 9, “Income Taxes”). Additionally, we prospectively adopted the requirement to present recognized excess tax benefits related to employee share-based payments as an operating activity in the accompanying Consolidated Statements of Cash Flows. ASU 2016-09 also eliminates prospectively the requirement to consider anticipated tax windfalls and shortfalls in the calculation of assumed proceeds under the treasury stock method used for computing the dilutive effect of share-based payment awards in the calculation of diluted earnings per share. Finally, ASU 2016-09 requires the recognition of excess tax benefits related to employee share-based payments, regardless of whether the tax deduction reduces taxes payable. As part of the adoption of this requirement, we increased the opening balance of retained earnings by $1.8 million to recognize excess tax benefits not previously recorded since they did not reduce taxes payable. The adoption of the remaining requirements of ASU 2016-09 did not have an impact on our financial position or results of operation.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The guidance in ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We early adopted this new guidance effective January 1, 2017 and the adoption did not have any impact on our consolidated financial statements.

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

We have completed our initial assessment of our systems, data and processes that will be affected by the implementation of this new guidance. We are continuing to work towards establishing policies, updating our processes and implementing necessary changes to be able to comply with the new requirements. Based on the results of our assessment to date, we anticipate this standard will have an impact, which could be significant, on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue.  We expect revenue related to hardware, software-as-a-service-based offerings, professional services, electronic data interchange services, and managed services to remain substantially unchanged. We expect to recognize a significant portion of license revenue upfront rather than be restricted to payment amounts due under extended payment term contracts as required under the current guidance.  We also expect to recognize license revenue upfront rather than over the subscription period from certain multi-year software subscriptions that include both software licenses and software maintenance. Due to the complexity of certain of our license subscription contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from upfront recognition.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which provides new accounting guidance to simplify the accounting for goodwill impairment. ASU 2017-04 removes Step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019 with early adoption permitted for any goodwill impairment tests performed after January 1, 2017. The new guidance is to be applied prospectively. We are currently evaluating the impact of this accounting guidance, including the timing of adoption.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Business Combinations

2017 Business Combinations

Asset Purchase Agreement with Third Party

On March 31, 2017, Netsmart (as defined below) entered into an Asset Purchase Agreement with a third party, for an aggregate cash consideration of $4.0 million to acquire intellectual property, certain contractual relationships and certain associates. This transaction will be accounted for as a business combination. The preliminary allocation of the fair value of the consideration transferred has not been completed given the timing of this transaction. This purchase expands Netsmart’s presence in its current markets.

2016 Business Combinations Update

Formation of Joint Business Entity and Acquisition of Netsmart, Inc.

On March 20, 2016, we entered into a Contribution and Investment Agreement with GI Netsmart Holdings LLC, a Delaware limited liability company (“GI Partners”), to form a joint business entity to which we contributed our HomecareTM business and GI Partners made a cash contribution. On April 19, 2016, the joint business entity acquired Netsmart, Inc., a Delaware corporation. As a result of these transactions (the “Netsmart Transaction”), the joint business entity combined the Allscripts HomecareTM business with Netsmart, Inc. Throughout the rest of this Form 10-Q, the joint business entity is referred to as “Netsmart”. Our Form 10-K includes a detailed discussion about the Netsmart Transaction. We finalized the allocation of the fair value of the consideration transferred as of December 31, 2016.

Acquisition of HealthMEDX

On October 27, 2016, Netsmart completed the acquisition of HealthMEDX, LLC, a Delaware limited liability company (“HealthMEDX”), for an aggregate consideration of $39.2 million. HealthMEDX is a provider of electronic medical record solutions for long-term and post-acute care including continuing care retirement communities, assisted living, independent living, skilled nursing and home care providers. During the three months ended March 31, 2017, we finalized the allocation of the fair value of the consideration transferred and recorded a measurement period adjustment of $0.1 million related to the fair value of liabilities with an offset in the residual allocation to goodwill.

Supplemental Information

The supplemental pro forma results below for the three months ended March 31, 2016 were calculated after applying our accounting policies and adjusting the results of Netsmart and HealthMEDX to reflect (i) the additional depreciation and amortization that would have been charged resulting from the fair value adjustments to property, plant and equipment and intangible assets, (ii) the additional interest expense associated with Netsmart’s borrowings under new term loans and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been charged assuming both acquisitions occurred on January 1, 2015, together with the consequential tax effects. The supplemental pro forma results were also adjusted to exclude acquisition-related and transaction costs incurred during this period. The effects of transactions between Allscripts and Netsmart during the periods presented have been eliminated in the supplemental pro forma data.

The consolidated statement of operations for the three months ended March 31, 2016 does not include any actual revenue and earnings from Netsmart or HealthMEDX since these acquisitions were completed on April 19, 2016 and October 27, 2016, respectively. The below supplemental pro forma data for the combined entity is presented under the assumption that both of these acquisitions occurred on January 1, 2015:

(In thousands, except per share amounts)	Three Months Ended March 31, 2016
Supplemental pro forma data for combined entity:
Revenue	$401,334
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(14,996)
Loss per share, basic and diluted	$(0.08)

3. Fair Value Measurements and Investments

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

Level 3: Unobservable inputs that are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated. Refer to Note 10, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments. Our Level 3 financial instruments also include a third party non-marketable convertible note and Netsmart’s stock-based compensation liability. Refer to Note 4, “Stockholders’ Equity,” for further information regarding Netsmart’s stock-based compensation liability. The sensitivity of changes in the unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2017				December 31, 2016
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
NantHealth Common Stock	Available for sale marketable securities	$74,400	$0	$0	$74,400	$149,100	$0	$0	$149,100
Non-marketable convertible note	Other assets	0	0	1,154	1,154	0	0	1,156	1,156
1.25% Call Option	Other assets	0	0	34,685	34,685	0	0	17,080	17,080
1.25% Embedded cash conversion option	Other liabilities	0	0	(35,562)	(35,562)	0	0	(17,659)	(17,659)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	2,369	0	2,369	0	1,021	0	1,021
Fair value of stock-based compensation liability - Netsmart	Accrued compensation and benefits	0	0	(2,205)	(2,205)	0	0	(5,806)	(5,806)
Total		$74,400	$2,369	$(1,928)	$74,841	$149,100	$1,021	$(5,229)	$144,892

Investments

The following table summarizes our equity investments which are included in other assets in the accompanying consolidated balance sheet:

	Number of
	Investees	Original	Carrying Value at
(In thousands)	at March 31, 2017	Investment	March 31, 2017	December 31, 2016
Equity method investments (1)	3	$1,658	$3,722	$2,436
Cost method investments	5	29,961	26,011	26,041
Total equity investments	8	$31,619	$29,733	$28,477
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of March 31, 2017, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Long-Term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility and Netsmart’s Credit Agreements (as defined in Note 8, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as March 31, 2017, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2017 and 2016 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.  In addition, the three months ended March 31, 2017 includes stock-based compensation expense related to Netsmart’s time-based liability classified option awards. No stock-based compensation costs were capitalized during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In thousands)	2017	2016
Cost of revenue:
Software delivery, support and maintenance	$1,125	$1,169
Client services	1,572	1,490
Total cost of revenue	2,697	2,659
Selling, general and administrative expenses	3,550	5,166
Research and development	2,589	2,576
Total stock-based compensation expense	$8,836	$10,401

Allscripts Long-Term Incentive Plan

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

The fair value of service-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three months ended March 31, 2017 and 2016.

We granted stock-based awards as follows:

	Three Months Ended March 31, 2017
		Weighted-Average
		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
Service-based restricted stock units	1,769	$12.41
Performance-based restricted stock units with a service condition	572	$11.93
Market-based restricted stock units with a service condition	572	$13.40
	2,913	$12.51

During the three months ended March 31, 2017 and the year ended December 31, 2016, 1.0 million and 1.5 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the three months ended March 31, 2017 and year ended December 31, 2016 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2017 and 2016 were 494 thousand and 323 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Netsmart Stock-based Compensation Expense

Stock-based compensation expense (benefit) related to Netsmart’s time-based liability classified option awards was included in the following categories in our consolidated statements of operations:

(In thousands)	Three Months Ended March 31, 2017
Cost of revenue:
Software delivery, support and maintenance	$(35)
Client services	(81)
Total cost of revenue	(116)
Selling, general and administrative expenses	(3,337)
Research and development	(91)
Total stock-based compensation expense (benefit)	$(3,544)

At March 31, 2017, the liability for outstanding awards was $2.2 million. As of March 31, 2017, the weighted average fair value of units using the Black‑Scholes‑Merton option pricing model was estimated at $0.15 per unit, as compared to the estimated unit value of $1.00 at December 31, 2016. This decrease resulted in the reversal of previously recognized stock-based compensation expense for the three months ended March 31, 2017, as required under the liability method of accounting.

No option unit awards were granted by Netsmart during the three months ended March 31, 2017.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Basic (Loss) Earnings per Common Share:
Net (loss) income	$(8,565)	$2,127
Less: Net income attributable to non-controlling interests	$(453)	$(78)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(10,962)	$0
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(19,980)	$2,049

Weighted-average common shares outstanding	180,767	188,561

Basic (Loss) Earnings per Common Share	$(0.11)	$0.01

Diluted (Loss) Earnings per Common Share:
Net (loss) income	$(8,565)	$2,127
Less: Net income attributable to non-controlling interests	$(453)	$(78)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(10,962)	$0
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(19,980)	$2,049

Weighted-average common shares outstanding	180,767	188,561
Dilutive effect of stock options, restricted stock unit awards and warrants	0	2,180
Weighted-average common shares outstanding assuming dilution	180,767	190,741

Diluted (Loss) Earnings per Common Share	$(0.11)	$0.01

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three months ended March 31, 2017, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for that period, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2017	2016
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	26,689	25,201

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$627,902	$(361,484)	$266,418	$627,819	$(347,477)	$280,342
Customer contracts and relationships	813,288	(438,289)	374,999	813,021	(430,960)	382,061
Total	$1,441,190	$(799,773)	$641,417	$1,440,840	$(778,437)	$662,403

Intangibles not subject to amortization:
Registered trademarks			$79,000			$79,000
Goodwill			1,928,358			1,924,052
Total			$2,007,358			$2,003,052

Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2017 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2016	$843,837	$404,875	$675,340	$1,924,052
Other additions	0	0	4,039	4,039
Foreign exchange translation	267	0	0	267
Balance as of March 31, 2017	$844,104	$404,875	$679,379	$1,928,358

There were no accumulated impairment losses associated with our goodwill as of March 31, 2017 or December 31, 2016.

Other additions during the three months ended March 31, 2017 relate to goodwill arising from Netsmart’s Purchase Agreement with a third party and a $0.1 million measurement period adjustment related to the acquisition of HealthMEDX. Refer to Note 2, “Business Combinations,” for additional information regarding these transactions.

7. Asset Impairment Charges

We incurred the following asset impairment charges:

	Three Months Ended March 31,
(In thousands)	2017	2016
Asset impairment charges	$0	$4,650

During the first quarter of 2016, we incurred non-cash asset impairment charges which included $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments, and other charges of $0.4 million to write down a long-term asset to its estimated net realizable value. There were no asset impairment charges during the first quarter of 2017.

8. Debt

Debt outstanding, excluding capital leases, consisted of the following:

	March 31, 2017			December 31, 2016
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$45,941	$299,059	$345,000	$49,186	$295,814
Senior Secured Credit Facility	436,250	4,356	431,894	441,875	4,691	437,184
Netsmart Non-Recourse Debt:
First Lien Term Loan	431,837	11,178	420,659	432,925	11,655	421,270
Second Lien Term Loan	167,000	8,530	158,470	167,000	8,901	158,099
Other debt	0	0	0	13	0	13
Total debt	$1,380,087	$70,005	$1,310,082	$1,386,813	$74,433	$1,312,380
Less: debt payable within one year - excluding Netsmart	18,750	473	18,277	15,638	480	15,158
Less: debt payable within one year - Netsmart	4,351	1,895	2,456	4,351	1,900	2,451
Total long-term debt, less current maturities	$1,356,986	$67,637	$1,289,349	$1,366,824	$72,053	$1,294,771

Interest expense consisted of the following:

	Three Months Ended March 31,
(In thousands)	2017	2016
Interest expense	$4,834	$3,538
Amortization of discounts and debt issuance costs	3,581	3,431
Netsmart:
Interest expense (1)	10,917	0
Amortization of discounts and debt issuance costs	848	0
Total interest expense	$20,180	$6,969

(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Notes was comprised of the following:

	Three Months Ended March 31,
(In thousands)	2017	2016
Coupon interest at 1.25%	$1,078	$1,078
Amortization of discounts and debt issuance costs	3,246	3,108
Total interest expense related to the 1.25% Notes	$4,324	$4,186

Allscripts Senior Secured Credit Facility

As of March 31, 2017, $231.3 million under a term loan, $205.0 million under our revolving credit facility, and $0.8 million in letters of credit were outstanding under our senior secured credit facility.

As of March 31, 2017, the interest rate on the borrowings under our senior secured credit facility was LIBOR plus 2.00%, which totaled 2.98%. We were in compliance with all covenants under the senior secured credit facility agreement as of March 31, 2017.

As of March 31, 2017, we had $344.2 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our revolving credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of March 31, 2017, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

Netsmart Non-Recourse Debt

As of March 31, 2017, $431.8 million under the Netsmart First Lien Term Loan, $167.0 million under the Netsmart Second Lien Term Loan and $1.5 million in letters of credit under the Netsmart Revolving Facility were outstanding (collectively, the “Credit Agreements”).

As of March 31, 2017, the interest rate on the borrowings under the Netsmart First Lien Term Loan was Adjusted LIBO plus 4.50%, which totaled 5.65%, and the Netsmart Revolving Facility was Adjusted LIBO plus 4.75%, which totaled 7.75%. As of March 31, 2017, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO plus 9.50%, which totaled 10.55%. Netsmart was in compliance with all covenants under its Credit Agreements as of March 31, 2017.

As of March 31, 2017, Netsmart had $48.5 million available, net of outstanding letters of credit, under the Netsmart Revolving Facility. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes our future payment obligations under our debt as of March 31, 2017:

(In thousands)	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$345,000	$0	$0
Term Loan	231,250	12,500	28,125	40,625	150,000	0	0
Revolving Facility (2)	205,000	0	0	0	205,000	0	0
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	431,837	3,263	4,351	4,351	4,351	4,351	411,170
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total debt	$1,380,087	$15,763	$32,476	$44,976	$704,351	$4,351	$578,170

(1)     Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2)     Assumes no additional borrowings after March 31, 2017 and that all drawn amounts are repaid upon maturity.

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

	Three Months Ended March 31,
(In thousands)	2017	2016
(Loss) income before income taxes	$(8,393)	$2,690
Income tax provision	$(172)	$(563)
Effective tax rate	(2.0%)	20.9%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2017, compared with the prior year comparable period, differs primarily due to the tax impact of foreign dividends recorded in the three months ended March 31, 2016.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Due to the level of forecasted operating income for the year ending December 31, 2017, applied to a pre-tax loss for the three months ended March 31, 2017, we recorded $2.4 million of valuation allowance during the three months ended March 31, 2017 related to deferred tax assets associated with net operating loss carryforwards.

Effective January 1, 2017, we adopted ASU 2016-09.  The guidance in ASU 2016-09, among other things, will require all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled as a discrete item in the period in which they occur.  In the three months ended March 31, 2017, we recorded $1.4 million of tax expense for awards in which the compensation cost recorded was higher than the tax deductions for the awards.  We recorded an offsetting release of valuation allowance in the quarter of $1.4 million, the effect of which has already been included in the valuation allowance amount recorded in the three months ended March 31, 2017 noted above.  ASU 2016-09 requires entities to recognize excess tax benefits, regardless of whether the tax deduction reduces taxes payable.  As part of adopting the new standard, we recorded a gross cumulative effect adjustment of $5.6 million to the opening balance of retained earnings to create a deferred tax asset to recognize excess tax benefits not previously recorded.  The net increase to retained earnings was $1.8 million due to the recognition of a corresponding valuation allowance of $3.8 million.

Our unrecognized income tax benefits were $12.2 million and $11.4 million as of March 31, 2017 and December 31, 2016, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	March 31, 2017
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$2,369	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	34,685	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	35,562
Total derivatives		$37,054		$35,562

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,021	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	17,080	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	17,659
Total derivatives		$18,101		$17,659

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of March 31, 2017, there were 21 forward contracts outstanding that were staggered to mature monthly starting in April 2017 and ending in June 2018. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2018. As of March 31, 2017, the notional amounts of outstanding forward contracts ranged from 25 million to 120 million INR, or the equivalent of $0.4 million to $1.9 million, based on the exchange rate between the United States dollar and the INR in effect as of March 31, 2017. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three months ended March 31, 2017, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of March 31, 2017, we estimate that $2.1 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended March 31, 2017	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended March 31, 2017
Foreign exchange contracts	$1,873	Cost of Revenue	$178
		Selling, general and administrative expenses	137
		Research and development	$210

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended March 31, 2016	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended March 31, 2016
Foreign exchange contracts	$342	Cost of Revenue	$(31)
		Selling, general and administrative expenses	(25)
		Research and development	$(43)

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

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment (due to the cash settlement features) until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 3, “Fair Value Measurements and Investments.”

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2017	2016
1.25% Call Option	$17,605	$(31,203)
1.25% Embedded cash conversion option	(17,903)	31,393
Net gain (loss) included in other income, net	$(298)	$190

11. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Losses on Available for Sale Securities (1)	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2016 (2)	$(6,028)	$(56,420)	$619	$(61,829)
Other comprehensive (loss) income before reclassifications	1,515	(74,701)	1,146	(72,040)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	(320)	(320)
Net other comprehensive (loss) income	1,515	(74,701)	826	(72,360)
Balance as of March 31, 2017 (3)	$(4,513)	$(131,121)	$1,445	$(134,189)

(1) Majority of unrealized loss relates to decline in fair value of NantHealth common stock.

(2)	Net of taxes of $402 thousand for unrealized net gains on foreign exchange contract derivatives and $61 thousand for unrealized net losses on available for sale securities.
(3)	Net of taxes of $924 thousand for unrealized net gains on foreign exchange contract derivatives and $60 thousand for unrealized net losses on available for sale securities.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Available for Sale Securities	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2015 (1)	$(4,500)	$0	$258	$(4,242)
Other comprehensive income before reclassifications	744	0	207	951
Net losses reclassified from accumulated other comprehensive loss	0	0	60	60
Net other comprehensive income	744	0	267	1,011
Balance as of March 31, 2016 (2)	$(3,756)	$0	$525	$(3,231)

(1) Net of taxes of $166 thousand for unrealized net gains on foreign exchange contract derivatives.

(2) Net of taxes of $340 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2017			2016
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,515	$0	$1,515	$744	$0	$744
Available for sale securities:
Net gain arising during the period	(74,702)	1	(74,701)	0	0	0
Net gain reclassified into income	0	0	0	0	0	0
Net change in unrealized losses on available for sale securities	(74,702)	1	(74,701)	0	0	0
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	1,873	(727)	1,146	342	(135)	207
Net (gains) losses reclassified into income	(525)	205	(320)	99	(39)	60
Net change in unrealized (losses) gains on foreign exchange contracts	1,348	(522)	826	441	(174)	267
Net (loss) gain on cash flow hedges	1,348	(522)	826	441	(174)	267
Other comprehensive (loss) income	$(71,839)	$(521)	$(72,360)	$1,185	$(174)	$1,011

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

On September 14, 2010, Pegasus Imaging Corporation filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida in and for Hillsborough County, Florida, which we transferred to the Special Superior Court for Complex Business Cases. The lawsuit also named former officers Jeffrey Amrein and John Reinhart as defendants. The amended complaint added two defunct Florida corporations that did business with us, and asserted causes of action against defendants for fraudulent misrepresentations, negligent misrepresentations and deceptive and unfair trade practices under Florida law, allegedly arising from previous business dealings between the plaintiff and Advanced Imaging Concepts, Inc., a software company that we acquired in August 2003, and from our testing of a software development toolkit pursuant to a free trial license from the plaintiff in approximately 1999. On April 16, 2013, the plaintiff filed a Second Amended Complaint adding claims against us for breach of contract, fraud and negligence. On June 27, 2013, we filed our First Amended Answer, Defenses, and Counterclaims to the plaintiff’s Second Amended Complaint, denying all material allegations, and asserting counterclaims against the plaintiff for breach of two license agreements, breach of warranty, breach of a settlement and arbitration agreement and three counts of negligent misrepresentation. On July 7, 2014, the Court granted our motion for summary judgment on the plaintiff’s claim of unfair trade practices under Florida law and our motion for summary judgment as to the aforementioned defunct corporations, and granted the plaintiff’s motion for summary judgment on our counterclaims. In April 2017, the parties settled all of their remaining claims and agreed that the case will be dismissed without prejudice.

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

As of March 31, 2017, we had seven operating segments, which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the Ambulatory, Hospitals and Health Systems, previously named “Acute”, and the Payer and Life Sciences strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include electronic health record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of three separate operating segments: Population Health, FollowMyHealth® and EPSiTM. This reportable segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). These solutions enable clients to connect, transition, analyze and coordinate care across the entire care community. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment.  Netsmart operates in the home care and behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health segment, as well as to post-acute home care organizations.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income from operations as measures of performance and to make decisions on allocation of resources. With the exception of the Netsmart segment, in determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The historical results of our HomecareTM business prior to the Netsmart Transaction, which were previously reported as part of Population Health, are also included in the “Unallocated Amounts” category. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level. The eliminations of intercompany transactions between Allscripts and Netsmart are included in the “Unallocated Amounts” category. We do not track our assets by segment.

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenue:
Clinical and Financial Solutions	$280,455	$271,443
Population Health	59,062	55,055
Netsmart	73,007	0
Unallocated Amounts	951	19,060
Total revenue	$413,475	$345,558

Gross Profit:
Clinical and Financial Solutions	$113,718	$114,021
Population Health	41,813	40,040
Netsmart	34,574	0
Unallocated Amounts	(11,453)	(2,163)
Total gross profit	$178,652	$151,898

Income (loss) from operations:
Clinical and Financial Solutions	$54,986	$60,838
Population Health	28,545	24,890
Netsmart	8,929	0
Unallocated Amounts	(81,197)	(73,832)
Total income from operations	$11,263	$11,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the expected financial contribution and results of the Netsmart joint business entity, including consolidation for financial reporting purposes; Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new companies or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; security breaches; price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics, connectivity based on open Application Programming Interfaces, and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives will be critical tools for success under the framework of the new Quality Payment Program (“QPP”), launched by CMS in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”).  As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality.

We believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling United States users to better comply with the EHR Incentive Program (a.k.a. Meaningful Use) (as described below) and successfully participate in other advanced payment model programs. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

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

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. With the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare will have an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”), as allowed by the regulation. These programs will require increased reporting on quality measures, which will likely be changed, but not abolished, by the new Secretary of Health and Human Services, Dr. Tom Price; additionally, the MIPS consolidates several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see sufficient reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help them be successful under the more complex MACRA requirements. Regulations released in the fourth quarter of 2016 in response to the MACRA also addressed, at least in part, current ambiguities among physician populations and healthcare organizations, enabling them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.  Such regulations are expected to be released on an annual basis.

We believe that HITECH resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase and enhance their use of EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to QPP-related programs for Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 or Stage 2 of Meaningful Use will demonstrate that they have not been able to comply with the requirements for the 2015 Edition, which continues to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments have begun to wind down and a possible shift in policies related to payment adjustments from the new presidential administration in the United States is revealed, the role of commercial payers and their continued expansion of alternative payment models, as well as the anticipated growth in Medicaid payment models, is expected to provide a different motivation for purchase and expansion.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. The current environment in which a new Administration and Congress remain unclear as to their next steps in repealing or adjusting the Patient Protection and Affordable Care Act (as amended, the “PPACA”), as well as some of their other healthcare priorities, creates uncertainty for us and for our clients for the near term. Some of the legal provisions currently in place or which will be drafted in the coming months may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain federal, state or private sector programs, while others, such as the repeal of or any adjustments made to the PPACA by the new Congress or Administration, those mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures in the industry, including any contributive factors to such failures, which could impact our clients and our business.  This Congressional focus, however, may decrease in the midst of a larger focus on repealing and replacing the Affordable Care Act.

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

First Quarter 2017 Summary

During the first quarter of 2017, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning the company for sustainable long-term growth both domestically and globally. Additionally, we believe that there are still opportunities for continuing to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Our overall revenue and expenses increased during the first quarter of 2017 compared with the first quarter of 2016, primarily driven by the acquisition of Netsmart during the second quarter of 2016. On a sequential quarter basis, during the first quarter of 2017 our overall expenses decreased in proportion with the decline in revenue compared with the fourth quarter of 2016, when revenue was at a record high for the company. As a result, both our gross margin and operating margin percentages remained flat sequentially.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private cloud hosting, outsourcing and subscription-based services, totaled $286 million for the three months ended March 31, 2017, which represented an increase of 13% over the comparable prior year amount of $252 million. The growth in bookings was primarily driven by the acquisition of Netsmart. The composition of our bookings for the three months ended March 31, 2017 was 55% of client services-related bookings and 45% software delivery-related bookings. The corresponding ratios for the three months ended March 31, 2016 were 56% and 44%, respectively.

Overview of Consolidated Results

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Revenue:
Software delivery, support and maintenance	$272,458	$229,158	18.9%
Client services	141,017	116,400	21.1%
Total revenue	413,475	345,558	19.7%
Cost of revenue:
Software delivery, support and maintenance	83,397	75,169	10.9%
Client services	124,939	100,859	23.9%
Amortization of software development and acquisition-related assets	26,487	17,632	50.2%
Total cost of revenue	234,823	193,660	21.3%
Gross profit	178,652	151,898	17.6%
Gross margin %	43.2%	44.0%
Selling, general and administrative expenses	110,845	84,153	31.7%
Research and development	49,232	47,037	4.7%
Asset impairment charges	0	4,650	(100.0%)
Amortization of intangible and acquisition-related assets	7,312	4,162	75.7%
Income from operations	11,263	11,896	(5.3%)
Interest expense	(20,180)	(6,969)	189.6%
Other income, net	239	366	(34.7%)
Equity in net income (loss) of unconsolidated investments	285	(2,603)	110.9%
(Loss) income before income taxes	(8,393)	2,690	NM
Income tax provision	(172)	(563)	(69.4%)
Effective tax rate	(2.0%)	20.9%
Net (loss) income	(8,565)	2,127	NM
Less: Net income attributable to non-controlling interest	(453)	(78)	NM
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,962)	0	NM
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(19,980)	$2,049	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$231,383	$194,531	18.9%
Non-recurring revenue	41,075	34,627	18.6%
Total software delivery, support and maintenance	272,458	229,158	18.9%
Client services
Recurring revenue	97,300	73,525	32.3%
Non-recurring revenue	43,717	42,875	2.0%
Total client services	141,017	116,400	21.1%
Total revenue	$413,475	$345,558	19.7%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

The increase in revenue for the three months ended March 31, 2017 is primarily due to the consolidation of Netsmart beginning in the second quarter of 2016, partly offset by the amortization of the acquisition-related deferred revenue adjustment related to the Netsmart acquisition totaling $2 million during the three months ended March 31, 2017. Netsmart’s revenue for the three months ended March 31, 2017 includes revenue from Allscripts HomecareTM business which was merged with Netsmart during the second quarter of 2016.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, recurring transactions revenue, and non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in both recurring and non-recurring software delivery, support and maintenance and client services revenue was largely driven by incremental revenue from Netsmart.

The percentage of recurring and non-recurring revenue of our total revenue was 79% and 21%, respectively, during the three months ended March 31, 2017, representing a slight shift compared with 78% and 22%, respectively, during the prior year comparable period.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Total cost of revenue	$234,823	$193,660	21.3%
Gross profit	$178,652	$151,898	17.6%
Gross margin %	43.2%	44.0%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Gross profit increased during the three months ended March 31, 2017 compared with the prior year comparable period, primarily due to the consolidation of Netsmart beginning in the second quarter of 2016 and improved profitability from the delivery of recurring client services, particularly private cloud hosting, as we continue to expand our customer base for these services. Additionally, gross profit increased for the three months ended March 31, 2017 due to improved profitability and operating leverage associated with recurring subscription-based software and maintenance as we were able to generate higher revenue while maintaining a fairly stable cost base to deliver these solutions. Gross margin decreased slightly during the three months ended March 31, 2017 compared with the prior year comparable period, primarily due to a decrease in gross margin associated with the delivery of non-recurring client services.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Selling, general and administrative expenses	$110,845	$84,153	31.7%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Selling, general and administrative expenses increased during the three months ended March 31, 2017 compared with the prior year comparable period, primarily due to additional personnel expenses from acquisitions completed during 2016, including the Netsmart Transaction in the second quarter of 2016, as well as higher transaction-related and legal expenses.

Research and Development

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Research and development	$49,232	$47,037	4.7%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Research and development expense increased during the three months ended March 31, 2017 compared with the prior year comparable period, primarily due to the consolidation of Netsmart beginning in the second quarter of 2016. After adjusting for Netsmart, research and development expense decreased compared with the prior year comparable period due to an increase in the amount of capitalized software costs in 2017 compared with 2016.

Asset Impairment Charges

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Asset impairment charges	$0	$4,650	(100.0%)

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

During the three months ended March 31, 2016, we recorded non-cash asset impairment charges of $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments and $0.4 million to write down a long-term asset to its estimated net realizable value. There were no asset impairment charges for the three months ended March 31, 2017.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Amortization of intangible and acquisition-related assets	$7,312	$4,162	75.7%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

The increase in amortization expense for the three months ended March 31, 2017 compared with the prior year comparable period was primarily due to the consolidation of Netsmart beginning in the second quarter of 2016 and related amortization of acquired intangible assets.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Interest expense	$20,180	$6,969	189.6%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Interest expense during the three months ended March 31, 2017 was higher compared with the prior year comparable period, primarily due to incremental interest expense associated with Netsmart’s non-recourse debt.

Other Income, Net

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Other income, net	$239	$366	(34.7%)

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Other income, net for the three months ended March 31, 2017 and 2016 consists of miscellaneous receipts.

Equity in Net Income (Loss) of Unconsolidated Investments

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Equity in net income (loss) of unconsolidated investments	$285	$(2,603)	110.9%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The amount recognized during the three months ended March 31, 2016 represents our share of the net loss incurred by NantHealth. Our investment in Nanthealth is accounted as an available-for-sale marketable security after NantHealth’s initial public offering in June 2016.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Income tax provision	$(172)	$(563)	(69.4%)

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2017, compared with the prior year comparable period, differs primarily due to the tax impact of foreign dividends recorded in the three months ended March 31, 2016.

Non-Controlling Interests

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Net income attributable to non-controlling interest	$(453)	$(78)	NM
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(10,962)	$0	NM

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

The net income attributable to non-controlling interest represents the share of earnings of a consolidated affiliate that is attributable to the affiliate’s common stock that is not owned by us for each of the periods presented. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart for each of the periods presented. Refer to Note 2, “Business Combinations and Other Investments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for additional information regarding such liquidation preference.

Segment Operations

Overview of Segment Results

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Revenue:
Clinical and Financial Solutions	$280,455	$271,443	3.3%
Population Health	59,062	55,055	7.3%
Netsmart	73,007	0	NM
Unallocated Amounts	951	19,060	(95.0%)
Total revenue	$413,475	$345,558	19.7%

Gross Profit:
Clinical and Financial Solutions	$113,718	$114,021	(0.3%)
Population Health	41,813	40,040	4.4%
Netsmart	34,574	0	NM
Unallocated Amounts	(11,453)	(2,163)	NM
Total gross profit	$178,652	$151,898	17.6%

Income (loss) from operations:
Clinical and Financial Solutions	$54,986	$60,838	(9.6%)
Population Health	28,545	24,890	14.7%
Netsmart	8,929	0	NM
Unallocated Amounts	(81,197)	(73,832)	10.0%
Total income from operations	$11,263	$11,896	5.3%

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

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Revenue	$280,455	$271,443	3.3%
Gross profit	$113,718	$114,021	(0.3%)
Gross margin %	40.5%	42.0%
Income from operations	$54,986	$60,838	(9.6%)
Operating margin %	19.6%	22.4%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Clinical and Financial Solutions revenue increased during the three months ended March 31, 2017 compared with the prior year comparable period, as higher revenue from software delivery, support and maintenance and recurring outsourcing, revenue cycle management and private cloud hosting client services were partly offset by lower non-recurring client services revenue. The higher recurring outsourcing and revenue cycle management revenue was due to the activation of several new accounts which more than offset certain other projects that ended in 2016. Revenue related to private cloud hosting also increased primarily due to several new client go-lives during the fourth quarter of 2016 and first quarter of 2017. The higher software delivery, support and maintenance revenue was driven by increases in both recurring subscription-based revenue and non-recurring software license sales of our acute solutions. The decrease in non-recurring revenue was due to the realization of certain deferred revenue amounts during the first quarter of 2016 that did not re-occur in 2017. There was also a reduction in international services revenue due to the completion of certain service projects in 2016.

Gross profit and gross margin decreased during the three months ended March 31, 2017 compared with the prior year comparable period, primarily due to mix of higher-margin contracts completed during the first quarter of 2016. In addition, operating costs increased slightly due to the acquisition of third parties during the second half of 2016.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze and coordinate care across the entire care community.

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Revenue	$59,062	$55,055	7.3%
Gross profit	$41,813	$40,040	4.4%
Gross margin %	70.8%	72.7%
Income from operations	$28,545	$24,890	14.7%
Operating margin %	48.3%	45.2%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Population Health revenue and gross profit increased during the three months ended March 31, 2017 compared with the prior year comparable period, in part due to the recognition of certain non-recurring client services revenue during the first quarter of 2017. Additionally, recurring subscription-based revenue associated with our CareInMotion™ population health management portfolio increased during the three months ended March 31, 2017. Income from operations and operating margin also increased during the three months ended March 31, 2017 compared with the prior year, primarily due to the same factors, as selling, general and administrative expenses were only slightly higher.

Gross margin decreased during the three months ended March 31, 2017 compared with the prior year comparable period, primarily due to an unfavorable mix of lower margin projects utilizing third party resources.

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

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Revenue	$73,007	$0	NM
Gross profit	$34,574	$0	NM
Gross margin %	47.4%	NM
Income from operations	$8,929	$0	NM
Operating margin %	12.2%	NM

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Revenue for the three months ended March 31, 2017 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products. Overall, revenues are adjusted for the acquisition-related deferred revenue adjustment related to the Netsmart Transaction totaling $2 million for the three months ended March 31, 2017. Gross profit is also adjusted for this same deferred revenue adjustment in addition to the amortization of acquired intangibles and capitalized software totaling $7 million for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Revenue	$951	$19,060	(95.0%)
Gross profit	$(11,453)	$(2,163)	NM
Gross margin %	NM	(11.3%)
Loss from operations	$(81,197)	$(73,832)	10.0%
Operating margin %	NM	NM

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three months ended March 31, 2017 includes the elimination of $2 million of revenue associated with transactions between Allscripts and Netsmart. Revenue for the three months ended March 31, 2017 decreased primarily due to the results of our HomecareTM business being included in the Netsmart reportable segment in the current quarter and in the Unallocated Amounts category for the prior year quarter. Hardware revenue for the three months ended March 31, 2016 was also higher compared with the three months ended March 31, 2017.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $82 million for the three months ended March 31, 2017 compared to $93 million for the three months ended March 31, 2016. This decline was primarily the result of a $9 million decrease in cost of revenue during the three months ended March 31, 2017, which was partly due to the results of our HomecareTM business being included in the Netsmart reportable segment in the current year and in the Unallocated Amounts category for the three months ended March 31, 2016. The remaining decrease was primarily driven by an asset impairment charge during the three months ended March 31, 2016 and a $2 million decrease in research development costs for the three months ended March 31, 2017. These decreases were partially offset by a $5 million increase in selling, general and administrative expenses due to higher legal fees during the three months ended March 31, 2017.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from March 31, 2017
	March 31,	December 31,	March 31,	December 31,	March 31,
(In millions)	2017	2016	2016	2016	2016
Software delivery, support and maintenance	$2,326	$2,379	$2,148	(2.2%)	8.3%
Client services	1,680	1,671	1,506	0.5%	11.6%
Total contract backlog	$4,006	$4,050	$3,654	(1.1%)	9.6%

Total contract backlog as of March 31, 2017 was flat compared with December 31, 2016 and increased compared to March 31, 2016. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $104 million and available borrowing capacity of $344 million under our revolving credit facility and $49 million under the Netsmart revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change
Net (loss) income	$(8,565)	$2,127	$(10,692)
Non-cash adjustments to net (loss) income	57,025	51,521	5,504
Cash impact of changes in operating assets and liabilities	27,017	22,285	4,732
Net cash provided by operating activities	$75,477	$75,933	$(456)

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Net cash provided by operating activities remained essentially flat during the three months ended March 31, 2017 compared with the prior year comparable period, reflecting business results offset primarily by increased interest expense from Netsmart’s non-recourse debt.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change
Capital expenditures	$(14,524)	$(7,752)	$(6,772)
Capitalized software	(34,011)	(15,134)	(18,877)
Cash paid for business acquisitions, net of cash acquired	(3,975)	0	(3,975)
Purchases of equity securities, other investments and related intangible assets	0	(500)	500
Proceeds received from sale of fixed assets	0	11	(11)
Net cash used in investing activities	$(52,510)	$(23,375)	$(29,135)

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Net cash used in investing activities increased during the three months ended March 31, 2017 compared with the prior year comparable period, primarily due to increased spending for capitalized software costs and capital expenditures. The increase in capital spending during the three months ended March 31, 2017 is partly due to spending by Netsmart. In addition, on March 31, 2017, Netsmart entered into a Purchase Agreement with a third party, for an aggregate cash consideration of $4.0 million to acquire a business consisting of intellectual property, certain contractual relationships and certain associates.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change
Proceeds from sale or issuance of common stock	$0	$5	$(5)
Excess tax benefits from stock-based compensation	0	197	(197)
Taxes paid related to net share settlement of equity awards	(5,864)	(4,146)	(1,718)
Payments on debt instruments	(89,741)	(28,403)	(61,338)
Credit facility borrowings, net of issuance costs	80,000	0	80,000
Repurchase of common stock	0	(37,517)	37,517
Net cash used in financing activities	$(15,605)	$(69,864)	$54,259

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Net cash used in financing activities decreased during the three months ended March 31, 2017 compared with the prior year comparable period, primarily due to the use of $37.5 million for the repurchase of our common stock during the first quarter of 2016. During the first quarter of 2016 compared with the first quarter of 2017, we made higher net payments on our debt, the impact of which was partly offset by lower payments for taxes related to the net share settlements of equity awards.

Future Capital Requirements

The following table summarizes our future payments under the 1.25% Notes, the Senior Secured Credit Facility and Netsmart’s Non-Recourse Debt as of March 31, 2017:

(In thousands)	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$345,000	$0	$0
Senior Secured Credit Facility (2)	436,250	12,500	28,125	40,625	355,000	0	0
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	431,837	3,263	4,351	4,351	4,351	4,351	411,170
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total principal payments	1,380,087	15,763	32,476	44,976	704,351	4,351	578,170
Interest payments:
1.25% Cash Convertible Senior Notes (1)	15,095	2,156	4,313	4,313	4,313	0	0
Senior Secured Credit Facility (2) (3)	41,981	10,462	13,390	12,412	5,717	0	0
Netsmart Non-Recourse Debt
First Lien Term Loan (4)	147,874	18,252	24,121	23,875	23,629	23,383	34,614
First Lien Revolver (5)	1,032	182	243	243	243	121	0
Second Lien Term Loan (6)	118,927	13,214	17,619	17,619	17,619	17,619	35,237
Total interest payments	324,909	44,266	59,686	58,462	51,521	41,123	69,851
Total future debt payments	$1,704,996	$60,029	$92,162	$103,438	$755,872	$45,474	$648,021
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after March 31, 2017, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on March 31, 2017, which was 2.98%.
(4)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on March 31, 2017, which was 5.65%.
(5)	Assumes commitment fee remain constant at the rate in effect on March 31, 2017, which was 0.50%.
(6)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on March 31, 2017, which was 10.55%.

Other Matters Affecting Future Capital Requirements

On March 31, 2017, we completed the sixth year of a ten-year agreement with Atos (formerly known as Xerox Consultant Services) to provide services to support our private cloud hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of $50 million per year plus charges for services incremental to the base agreement. During the three months ended March 31, 2017, we incurred $15.7 million of expenses under this agreement, which are included in cost of revenue in our consolidated statements of operations.

Our total investment in research and development efforts during 2017 is expected to increase compared with 2016 as we continue to build and expand our capabilities in emerging areas of health care, such as precision medicine and population health analytics, and our traditional offerings in the ambulatory and acute markets. Our total spending consists of research and development costs directly recorded to expense which are offset by the capitalization of eligible development costs. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended March 31
(In thousands)	2017	2016
Research and development costs directly recorded to expense	$49,232	$47,037
Capitalized software development costs per consolidated statement of cash flows	34,011	15,134
Total non-GAAP R&D-related spending	$83,243	$62,171
Total revenue	$413,475	$345,558
Total non-GAAP R&D-related spending as a % of total revenue	20.1%	18.0%

We believe that our cash and cash equivalents of $104 million as of March 31, 2017, our future cash flows, and our borrowing capacity under our revolving credit facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the three months ended March 31, 2017, in the ordinary course of business, we amended a multi-year service agreement with a third-party vendor. This amendment resulted in increases of approximately $4 million, $4 million, $4 million and $3 million to our future purchase obligations amounts for the years ending December 31, 2017, 2018, 2019 and 2020, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended March 31, 2017.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We excluded Netsmart from our evaluation of internal control over financial reporting as of March 31, 2017 because the acquisition was completed during the second quarter of 2016, as further described in Note 2, “Business Combinations” in the notes to consolidated financial statements.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 12, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this From 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended March 31, 2017 from the risk factors as previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On November 17, 2016, we announced that our Board approved a new stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. Any share repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. We did not repurchase any shares during the three months ended March 31, 2017. As of March 31, 2017, we have $176 million remaining to be purchased under this program.

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

Date: May 5, 2017

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