Form 10-Q
period 2017-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2017-08-04
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2017, there were 180,611,892 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$82,714	$95,607
Restricted cash	6,400	1,003
Accounts receivable, net of allowance of $37,618 and $32,670 as of June 30, 2017 and December 31, 2016, respectively	420,116	405,172
Prepaid expenses and other current assets	113,563	102,551
Total current assets	622,793	604,333
Available for sale marketable securities	63,450	149,100
Fixed assets, net	160,470	148,810
Software development costs, net	192,920	163,879
Intangible assets, net	698,950	741,403
Goodwill	1,929,283	1,924,052
Deferred taxes, net	3,451	2,791
Other assets	112,738	97,791
Total assets	$3,784,055	$3,832,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$114,725	$126,144
Accrued expenses	77,375	86,135
Accrued compensation and benefits	59,255	64,291
Deferred revenue	388,647	363,772
Current maturities of long-term debt	21,413	15,158
Current maturities of non-recourse long-term debt - Netsmart	2,460	2,451
Current maturities of capital lease obligations	8,573	9,126
Total current liabilities	672,448	667,077
Long-term debt	730,028	717,853
Non-recourse long-term debt - Netsmart	576,427	576,918
Long-term capital lease obligations	7,628	9,877
Deferred revenue	18,871	18,009
Deferred taxes, net	137,252	141,752
Other liabilities	66,302	39,787
Total liabilities	2,208,956	2,171,273
Redeemable convertible non-controlling interest - Netsmart	409,610	387,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2017 and December 31, 2016; 269,116 and 180,612 shares issued and outstanding as of June 30, 2017, respectively; 267,997 and 180,510 shares issued and outstanding as of December 31, 2016, respectively	2,691	2,680
Treasury stock: at cost, 88,504 and 87,487 shares as of June 30, 2017 and December 31, 2016, respectively	(322,735)	(310,993)
Additional paid-in capital	1,784,247	1,789,959
Accumulated deficit	(337,303)	(187,351)
Accumulated other comprehensive loss	(2,335)	(61,829)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,124,565	1,232,466
Non-controlling interest	40,924	40,735
Total stockholders’ equity	1,165,489	1,273,201
Total liabilities and stockholders’ equity	$3,784,055	$3,832,159

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenue:
Software delivery, support and maintenance	$279,272	$249,871	$551,730	$479,029
Client services	146,819	136,650	287,836	253,050
Total revenue	426,091	386,521	839,566	732,079
Cost of revenue:
Software delivery, support and maintenance	89,071	79,154	172,468	154,323
Client services	122,229	118,683	247,168	219,542
Amortization of software development and acquisition-related assets	27,300	22,000	53,787	39,632
Total cost of revenue	238,600	219,837	473,423	413,497
Gross profit	187,491	166,684	366,143	318,582
Selling, general and administrative expenses	112,037	94,802	222,882	178,955
Research and development	46,459	47,891	95,691	94,928
Asset impairment charges	0	0	0	4,650
Amortization of intangible and acquisition-related assets	7,891	5,417	15,203	9,579
Income from operations	21,104	18,574	32,367	30,470
Interest expense	(20,290)	(16,421)	(40,470)	(23,390)
Other (loss) income, net	(214)	106	25	472
Impairment of long-term investments	(144,590)	0	(144,590)	0
Equity in net (loss) income of unconsolidated investments	(28)	(4,898)	257	(7,501)
(Loss) income before income taxes	(144,018)	(2,639)	(152,411)	51
Income tax benefit (provision)	1,007	503	835	(60)
Net loss	(143,011)	(2,136)	(151,576)	(9)
Less: Net loss (income) attributable to non-controlling interests	264	87	(189)	9
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,963)	(8,153)	(21,925)	(8,153)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(153,710)	$(10,202)	$(173,690)	$(8,153)
Loss per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.85)	$(0.05)	$(0.96)	$(0.04)
Loss per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.85)	$(0.05)	$(0.96)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net loss	$(143,011)	$(2,136)	$(151,576)	$(9)
Other comprehensive income (loss):
Foreign currency translation adjustments	832	(943)	2,347	(199)
Change in unrealized gain (loss) on available for sale securities	131,213	(18,115)	56,511	(18,115)
Change in fair value of derivatives qualifying as cash flow hedges	(315)	(227)	1,033	214
Other comprehensive income (loss) before income tax benefit (expense)	131,730	(19,285)	59,891	(18,100)
Income tax benefit (expense) related to items in other comprehensive loss	124	89	(397)	(85)
Total other comprehensive income (loss)	131,854	(19,196)	59,494	(18,185)
Comprehensive loss	(11,157)	(21,332)	(92,082)	(18,194)
Less: Comprehensive loss (income) attributable to non-controlling interests	264	87	(189)	9
Comprehensive loss, net	$(10,893)	$(21,245)	$(92,271)	$(18,185)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(151,576)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101,297	76,576
Stock-based compensation expense	18,461	20,057
Excess tax benefits from stock-based compensation	0	(962)
Deferred taxes	(4,659)	(1,560)
Asset impairment charges	0	4,650
Impairment of long-term investments	144,590	0
Equity in net (income) loss of unconsolidated investments	(257)	7,501
Other losses, net	2,294	963
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	(13,047)	(12,407)
Prepaid expenses and other assets	(9,231)	2,923
Accounts payable	(2,830)	15,751
Accrued expenses	(5,187)	(8,709)
Accrued compensation and benefits	(2,102)	(11,404)
Deferred revenue	24,923	37,623
Other liabilities	6,683	1,106
Net cash provided by operating activities	109,359	132,099
Cash flows from investing activities:
Capital expenditures	(25,035)	(16,632)
Capitalized software	(71,582)	(37,106)
Cash paid for business acquisitions, net of cash acquired	(3,975)	(905,540)
Purchases of equity securities, other investments and related intangible assets	(1,323)	(20,685)
Proceeds received from sale of fixed assets	0	37
Net cash used in investing activities	(101,915)	(979,926)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	0	5
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	0	333,605
Excess tax benefits from stock-based compensation	0	962
Taxes paid related to net share settlement of equity awards	(6,554)	(7,363)
Payments of capital lease obligations	(5,966)	(1,638)
Credit facility payments	(110,939)	(51,362)
Credit facility borrowings, net of issuance costs	120,000	599,135
Repurchase of common stock	(12,077)	(52,075)
Net cash (used in) provided by financing activities	(15,536)	821,269
Effect of exchange rate changes on cash and cash equivalents	596	340
Net decrease in cash and cash equivalents	(7,496)	(26,218)
Cash, cash equivalents and restricted cash, beginning of period	96,610	116,873
Cash, cash equivalents and restricted cash, end of period	$89,114	$90,655

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting (“ASU 2016-09”). The Company adopted ASU 2016-09 effective January 1, 2017, which requires that tax effects related to employee share-based payments be recorded prospectively as a component of the provision for income taxes, thus potentially increasing the volatility in our effective tax rate (see Note 9, “Income Taxes”). Additionally, we prospectively adopted the requirement to present recognized excess tax benefits related to employee share-based payments as an operating activity in the accompanying Consolidated Statements of Cash Flows. ASU 2016-09 also eliminates prospectively the requirement to consider anticipated tax windfalls and shortfalls in the calculation of assumed proceeds under the treasury stock method used for computing the dilutive effect of share-based payment awards in the calculation of diluted earnings per share. Finally, ASU 2016-09 requires the recognition of excess tax benefits related to employee share-based payments, regardless of whether the tax deduction reduces taxes payable. As part of the adoption of this requirement, we decreased the opening balance of accumulated deficit by $1.8 million to recognize excess tax benefits not previously recorded since they did not reduce taxes payable. The adoption of the remaining requirements of ASU 2016-09 did not have an impact on our financial position or results of operation.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The guidance in ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 is effective prospectively for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. We early adopted this new guidance effective June 1, 2017 and the adoption did not have any impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As issued, ASU 2014-09 was effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On August 12, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, while also permitting companies to voluntarily adopt the new revenue standard as of the original effective date. In addition, during 2016, the FASB issued ASU 2016-08, ASU 2016-10, 2016-11, 2016-12 and 2016-20, all of which clarify certain implementation guidance within ASU 2014-09.

The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  We have decided to adopt the standard effective January 1, 2018 using the modified retrospective method.

We have completed our assessment of our systems, available data and processes that will be affected by the implementation of this new guidance. We are continuing to work towards establishing policies, updating our processes and implementing necessary changes to be able to comply with the new requirements. Through evaluation of the standard’s requirements, the Company plans to utilize several practical expedients including (i) viewing shipping and handling as a fulfillment cost versus a distinct performance obligation, and (ii) the right to invoice expedient as it relates to reimbursable expenses and transaction-related revenue activities. Based on the results of our assessment to date, we anticipate this standard will have an impact, which could be significant, on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue.  We expect revenue related to hardware, software-as-a-service-based offerings, client services, electronic data interchange services, and managed services to remain substantially unchanged. We expect to recognize a significant portion of license revenue upfront rather than be restricted to payment amounts due under extended payment term contracts as required under the current guidance.  We also expect to recognize license revenue upfront rather than over the subscription period from certain multi-year software subscription contracts that include both software licenses and software support and maintenance. Due to the complexity of certain of our license subscription contracts, the actual revenue license recognition treatment required under the new standard will be dependent on contract-specific terms, and may vary in some instances from upfront recognition.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which provides new accounting guidance to simplify the accounting for goodwill impairment. ASU 2017-04 removes Step Two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill assigned to the reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019 with early adoption permitted for any goodwill impairment tests performed after January 1, 2017. The new guidance is to be applied prospectively. We are currently evaluating the impact of this accounting guidance, including the timing of adoption.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Business Combinations

2017 Business Combinations

Asset Purchase Agreement with Third Party

On March 31, 2017, Netsmart (as defined below) entered into an Asset Purchase Agreement with a third party, for an aggregate cash consideration of $4.0 million, to acquire intellectual property, certain contractual relationships and certain associates. This transaction has been accounted for as a business combination. The Asset Purchase Agreement provides for contingent consideration to be paid to the third party based on the number of customers of the third party that migrate to Netsmart’s electronic health record product.  The value of the contingent consideration has been estimated to be $0.7 million. Netsmart accrued $0.5 million at June 30, 2017 within other liabilities. This amount represents the discounted fair value of the contingent consideration. This transaction resulted in the recognition of goodwill of $4.4 million. The allocation of the fair value of the consideration transferred is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment.

2016 Business Combinations Update

Formation of Joint Business Entity and Acquisition of Netsmart, Inc.

On March 20, 2016, we entered into a Contribution and Investment Agreement with GI Netsmart Holdings LLC, a Delaware limited liability company (“GI Partners”), to form a joint business entity to which we contributed our HomecareTM business and GI Partners made a cash contribution. On April 19, 2016, the joint business entity acquired Netsmart, Inc., a Delaware corporation. As a result of these transactions (the “Netsmart Transaction”), the joint business entity combined the Allscripts HomecareTM business with Netsmart, Inc. Throughout the rest of this Form 10-Q, the joint business entity is referred to as “Netsmart”. As part of the Netsmart Transaction, we deposited $15 million in an escrow account to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart over the next five years, at which time the restriction on any unused funds will lapse. As of June 30, 2017, there is $12.8 million remaining in the escrow account. Our Form 10-K includes a detailed discussion about the Netsmart Transaction. We finalized the allocation of the fair value of the consideration transferred as of December 31, 2016.

Acquisition of HealthMEDX

On October 27, 2016, Netsmart completed the acquisition of HealthMEDX, LLC, a Delaware limited liability company (“HealthMEDX”), for an aggregate consideration of $39.2 million. HealthMEDX is a provider of electronic medical record solutions for long-term and post-acute care including continuing care retirement communities, assisted living, independent living, skilled nursing and home care providers. During the three months ended March 31, 2017, we finalized the allocation of the fair value of the consideration transferred and recorded a measurement period adjustment of $0.1 million related to the fair value of liabilities with an offset to goodwill.

Third Party Acquisitions

During the three months ended June 30, 2017, we recorded final measurement period adjustments against goodwill related to the Company’s acquisitions of third parties during the fourth quarter of 2016.

Supplemental Information

The supplemental pro forma results below for the three and six months ended June 30, 2016 were calculated after applying our accounting policies and adjusting the results of Netsmart and HealthMEDX to reflect (i) the additional depreciation and amortization that would have resulted from the fair value adjustments to property, plant and equipment and intangible assets, (ii) the additional interest expense associated with Netsmart’s borrowings under new term loans and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value, that would have been recognized assuming both acquisitions occurred on January 1, 2015, together with the consequential tax effects. The supplemental pro forma results were also adjusted to exclude acquisition-related and transaction costs incurred during the below periods. The effects of transactions between Allscripts and Netsmart during the periods presented have been eliminated in the supplemental pro forma data.

The revenue and net loss of Netsmart since April 19, 2016 are included in our consolidated statement of operations for the three and six months ended June 30, 2016. The consolidated statements of operations for the three and six months ended June 30, 2016 do not include any actual revenue and earnings from HealthMEDX since this acquisition was completed on October 27, 2016. The below supplemental pro forma data for the combined entity is presented under the assumption that both of these acquisitions occurred on January 1, 2015:

(In thousands, except per share amounts)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Actual from Netsmart since acquisition date of April 19, 2016:
Revenue	$44,233	$44,233
Net loss	$(7,113)	$(7,113)

Supplemental pro forma data for combined entity:
Revenue	$403,368	$804,702
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(45,494)	$(60,490)
Loss per share, basic and diluted	$(0.24)	$(0.32)

3. Fair Value Measurements and Long-term Investments

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 financial instruments include our investment in NantHealth, Inc. (“NantHealth”) common stock. Refer to Note 11, “Other Comprehensive Income,” for further information regarding our available for sale marketable securities.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	June 30, 2017				December 31, 2016
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
NantHealth Common Stock	Available for sale marketable securities	$63,450	$0	$0	$63,450	$149,100	$0	$0	$149,100
Non-marketable convertible note	Other assets	0	0	1,152	1,152	0	0	1,156	1,156
1.25% Call Option	Other assets	0	0	32,046	32,046	0	0	17,080	17,080
1.25% Embedded cash conversion option	Other liabilities	0	0	(32,931)	(32,931)	0	0	(17,659)	(17,659)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	2,054	0	2,054	0	1,021	0	1,021
Total		$63,450	$2,054	$267	$65,771	$149,100	$1,021	$577	$150,698

Long-term Investments

The following table summarizes our long-term equity investments which are included in other assets in the accompanying consolidated balance sheets:

	Number of
	Investees	Original	Carrying Value at
(In thousands, except # of investees)	at June 30, 2017	Investment	June 30, 2017	December 31, 2016
Equity method investments (1)	3	$1,658	$3,693	$2,436
Cost method investments	6	31,284	25,284	26,041
Total equity investments	9	$32,942	$28,977	$28,477

(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of June 30, 2017, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Impairment of Long- term Investments

As of June 30, 2017, management assessed each of our investments on an individual basis to determine if the decline in fair value was other than temporary. Based on management's assessment of each individual investment, the Company determined that the decline in fair value of certain of these investments was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery, the fact that the fair value of each investment had continued to decline below cost over the period held, and the Company's uncertainty around the near-term prospects for certain of the investments. As a result, the Company recognized other-than-temporary impairment charges of $142.2 million on available for sale marketable securities during the three months ended June 30, 2017. The cost basis of these marketable securities prior to recognizing the impairment charges was approximately $205.6 million. The Company determined the fair value of these securities based on Level 1 inputs. In addition, the Company recognized other-than-temporary impairment charges of $2.1 million on a cost method equity investment during the three months ended June 30, 2017. The aggregate carrying value of this equity investment prior to recognizing the impairment charge was $2.1 million. These impairment charges were recorded in impairment of long-term investments in our consolidated statements of operations.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility and Netsmart’s Credit Agreements (as defined in Note 8, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as June 30, 2017, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2017 and 2016 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.  In addition, the three and six months periods ended June 30, 2017 and 2016 include stock-based compensation expense related to Netsmart’s time-based liability classified option awards. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Cost of revenue:
Software delivery, support and maintenance	$988	$1,061	$2,113	$2,230
Client services	993	1,138	2,565	2,628
Total cost of revenue	1,981	2,199	4,678	4,858
Selling, general and administrative expenses	7,050	6,342	10,600	11,508
Research and development	2,120	2,119	4,709	4,695
Total stock-based compensation expense	$11,151	$10,660	$19,987	$21,061

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and six months ended June 30, 2017 and 2016.

We granted stock-based awards as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	128	$11.93	1,897	$12.38
Performance-based restricted stock units with a service condition	0	$0.00	572	$11.93
Market-based restricted stock units with a service condition	41	$12.49	613	$13.34
	169	$12.06	3,082	$12.48

During the six months ended June 30, 2017 and the year ended December 31, 2016, 1.1 million and 1.5 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the six months ended June 30, 2017 and year ended December 31, 2016 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2017 and 2016 were 552 thousand and 564 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 17, 2016, we announced that our Board approved a new stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. During the three and six months ended June 30, 2017, we repurchased 1.0 million shares of our common stock under the new program for a total of $12.1 million. Any future share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Netsmart Stock-based Compensation Expense

Stock-based compensation expense (benefit) related to Netsmart’s time-based liability classified option awards was included in the following categories in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Cost of revenue:
Software delivery, support and maintenance	$10	$25	$(25)	$25
Client services	13	37	(68)	37
Total cost of revenue	23	62	(93)	62
Selling, general and administrative expenses	478	1,328	(2,859)	1,328
Research and development	15	36	(76)	36
Total stock-based compensation expense (benefit)	$516	$1,426	$(3,028)	$1,426

At June 30, 2017, the liability for outstanding awards was $2.8 million. As of June 30, 2017 the weighted average fair value per unit using the Black‑Scholes‑Merton option pricing model was estimated at $0.15, as compared to the estimated unit value of $1.00 at December 31, 2016. The significant decrease in unit value during the first quarter of 2017 resulted in the reversal of previously recognized stock-based compensation expense during the three months ended March 31, 2017 period, as required under the liability method of accounting.

No option unit awards were granted by Netsmart during the three and six months ended June 30, 2017.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Basic Loss per Common Share:
Net loss	$(143,011)	$(2,136)	$(151,576)	$(9)
Less: Net loss (income) attributable to non-controlling interests	264	87	(189)	9
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,963)	(8,153)	(21,925)	(8,153)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(153,710)	$(10,202)	$(173,690)	$(8,153)

Weighted-average common shares outstanding	181,193	186,792	180,981	187,676

Basic Loss per Common Share	$(0.85)	$(0.05)	$(0.96)	$(0.04)

Diluted Loss per Common Share:
Net loss	$(143,011)	$(2,136)	$(151,576)	$(9)
Less: Net loss (income) attributable to non-controlling interests	264	87	(189)	9
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,963)	(8,153)	(21,925)	(8,153)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(153,710)	$(10,202)	$(173,690)	$(8,153)

Weighted-average common shares outstanding	181,193	186,792	180,981	187,676
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	181,193	186,792	180,981	187,676

Diluted Loss per Common Share	$(0.85)	$(0.05)	$(0.96)	$(0.04)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and six months ended June 30, 2017 and 2016, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for that period, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	26,652	25,210	26,668	25,227

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$628,082	$(375,531)	$252,551	$627,819	$(347,477)	$280,342
Customer contracts and relationships	813,643	(446,244)	367,399	813,021	(430,960)	382,061
Total	$1,441,725	$(821,775)	$619,950	$1,440,840	$(778,437)	$662,403

Intangibles not subject to amortization:
Registered trademarks			$79,000			$79,000
Goodwill			1,929,283			1,924,052
Total			$2,008,283			$2,003,052

Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2017 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2016	$843,837	$404,875	$675,340	$1,924,052
Other additions	40	47	4,503	4,590
Foreign exchange translation	641	0	0	641
Balance as of June 30, 2017	$844,518	$404,922	$679,843	$1,929,283

There were no accumulated impairment losses associated with our goodwill as of June 30, 2017 or December 31, 2016.

Other additions during the six months ended June 30, 2017 relate to goodwill arising from Netsmart’s Purchase Agreement with a third party and measurement period adjustments against goodwill related to the Company’s acquisitions of third parties. Refer to Note 2, “Business Combinations,” for additional information regarding these transactions.

7. Asset and Long-term Investment Impairment Charges

We incurred the following asset and long-term investment impairment charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Asset impairment charges	$0	$0	$0	$4,650
Impairment of long-term investments	$144,590	$0	$144,590	$0

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

During the three months ended June 30, 2017, we recognized other-than-temporary non-cash impairment charges of $144.6 million associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of the impairment charges relate to our investment in NantHealth common stock. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 11, “Other Comprehensive Income,” for further information regarding these impairments. Refer to Note 15, “Subsequent Events,” for information regarding our agreement to divest our investment in NantHealth common stock.

8. Debt

Debt outstanding, excluding capital leases, consists of the following:

	June 30, 2017			December 31, 2016
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$42,662	$302,338	$345,000	$49,186	$295,814
Senior Secured Credit Facility	453,125	4,022	449,103	441,875	4,691	437,184
Netsmart Non-Recourse Debt:
First Lien Term Loan	430,749	10,703	420,046	432,925	11,655	421,270
Second Lien Term Loan	167,000	8,159	158,841	167,000	8,901	158,099
Other debt	0	0	0	13	0	13
Total debt	$1,395,874	$65,546	$1,330,328	$1,386,813	$74,433	$1,312,380
Less: Debt payable within one year - excluding Netsmart	21,875	462	21,413	15,638	480	15,158
Less: Debt payable within one year - Netsmart	4,351	1,891	2,460	4,351	1,900	2,451
Total long-term debt, less current maturities	$1,369,648	$63,193	$1,306,455	$1,366,824	$72,053	$1,294,771

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Interest expense	$4,668	$3,595	$9,502	$7,133
Amortization of discounts and debt issuance costs	3,612	3,448	7,193	6,879
Netsmart:
Interest expense (1)	11,164	8,530	22,081	8,530
Amortization of discounts and debt issuance costs	846	848	1,694	848
Total interest expense	$20,290	$16,421	$40,470	$23,390

(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Notes, included in the table above, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Coupon interest at 1.25%	$1,078	$1,078	$2,156	$2,156
Amortization of discounts and debt issuance costs	3,278	3,108	6,524	6,216
Total interest expense related to the 1.25% Notes	$4,356	$4,186	$8,680	$8,372

Allscripts Senior Secured Credit Facility

As of June 30, 2017, $228.1 million under a term loan, $225.0 million under our revolving credit facility, and $0.8 million in letters of credit were outstanding under our senior secured credit facility.

As of June 30, 2017, the interest rate on the borrowings under our senior secured credit facility was LIBOR plus 2.00%, which totaled 3.23%. We were in compliance with all covenants under the senior secured credit facility agreement as of June 30, 2017.

As of June 30, 2017, we had $324.2 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our revolving credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of June 30, 2017, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

Netsmart Non-Recourse Debt

As of June 30, 2017, $430.7 million under the Netsmart First Lien Term Loan, $167.0 million under the Netsmart Second Lien Term Loan and no amounts under the Netsmart Revolving Facility (collectively, the “Credit Agreements”) were outstanding.

As of June 30, 2017, the interest rate on the borrowings under the Netsmart First Lien Term Loan was Adjusted LIBO plus 4.50%, which totaled 5.80%, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO plus 9.50%, which totaled 10.70%, and the interest rate on the borrowings under the Netsmart Revolving Facility was Adjusted LIBO plus 4.75%, which totaled 6.05%. Netsmart was in compliance with all covenants under its Credit Agreements as of June 30, 2017.

As of June 30, 2017, Netsmart had $48.5 million available, net of outstanding letters of credit of $1.5 million, under the Netsmart Revolving Facility. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes future debt payment obligations as of June 30, 2017:

(In thousands)	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$345,000	$0	$0
Term Loan	228,125	9,375	28,125	40,625	150,000	0	0
Revolving Facility (2)	225,000	0	0	0	225,000	0	0
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	430,749	2,176	4,351	4,351	4,351	4,351	411,169
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total debt	$1,395,874	$11,551	$32,476	$44,976	$724,351	$4,351	$578,169

(1)     Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2)     Assumes no additional borrowings after June 30, 2017, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
(Loss) income before income taxes	$(144,018)	$(2,639)	$(152,411)	$51
Income tax benefit (provision)	$1,007	$503	$835	$(60)
Effective tax rate	0.7%	19.1%	0.5%	117.6%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2017, compared with the prior year comparable periods, differs primarily due to $56.5 million of valuation allowance in the six months ended June 30, 2017 for deferred taxes on investment impairment not deductible for tax until disposal of the investment. The classification of the loss at this later disposal time is yet to be determined, but likely would result in a capital loss which can only can be deductible to the extent of offsetting capital gains.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). We recorded $58.8 million of valuation allowance during the six months ended June 30, 2017 related to deferred tax assets associated with net operating loss carryforwards, credit carryforwards and other deferred tax assets not expected to be realized.

Effective January 1, 2017, we adopted ASU 2016-09.  The guidance in ASU 2016-09, among other things, will require all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled as a discrete item in the period in which they occur.  In the six months ended June 30, 2017, we recorded $1.5 million of tax expense for awards in which the compensation cost recorded was higher than the tax deductions for the awards.  We recorded an offsetting release of valuation allowance in the quarter of $1.5 million, the effect of which has already been included in the valuation allowance amount recorded in the six months ended June 30, 2017 noted above.  ASU 2016-09 requires entities to recognize excess tax benefits, regardless of whether the tax deduction reduces taxes payable.  As part of adopting the new standard, we recorded a gross cumulative effect adjustment of $5.6 million to the opening balance of accumulated deficit to create a deferred tax asset to recognize excess tax benefits not previously recorded.  The net decrease to accumulated deficit was $1.8 million due to the recognition of a corresponding valuation allowance of $3.8 million.

Our unrecognized income tax benefits were $12.2 million and $11.4 million as of June 30, 2017 and December 31, 2016, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	June 30, 2017
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$2,054	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	32,046	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	32,931
Total derivatives		$34,100		$32,931

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,021	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	17,080	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	17,659
Total derivatives		$18,101		$17,659

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of June 30, 2017, there were 15 forward contracts outstanding that were staggered to mature monthly starting in July 2017 and ending in June 2018. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2018. As of June 30, 2017, the notional amounts of outstanding forward contracts ranged from 25 million to 120 million INR, or the equivalent of $0.4 million to $1.9 million, based on the exchange rate between the United States dollar and the INR in effect as of June 30, 2017. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three and six months ended June 30, 2017, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of June 30, 2017, we estimate that $2.1 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Foreign exchange contracts	$434	$2,307	Cost of Revenue	$255	$433
			Selling, general and administrative expenses	194	331
			Research and development	$300	$510
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Foreign exchange contracts	$(141)	$201	Cost of Revenue	$27	$(4)
			Selling, general and administrative expenses	22	(3)
			Research and development	$37	$(6)

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

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment (due to the cash settlement features) until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 3, “Fair Value Measurements and Long-term Investments.”

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

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in Other income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 3, “Fair Value Measurements and Long-term Investments.”

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
1.25% Call Option	$(2,639)	$(10,507)	$14,966	$(41,710)
1.25% Embedded cash conversion option	2,631	10,577	(15,272)	41,970
Net (loss) gain included in other income, net	$(8)	$70	$(306)	$260

11. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net (Losses) Gains on Available for Sale Securities	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2016 (1)	$(6,028)	$(56,420)	$619	$(61,829)
Other comprehensive income (loss) before reclassifications	2,347	(85,652)	1,411	(81,894)
Net losses (gains) reclassified from accumulated other comprehensive loss (2)	0	142,165	(777)	141,388
Net other comprehensive income	2,347	56,513	634	59,494
Balance as of June 30, 2017 (3)	$(3,681)	$93	$1,253	$(2,335)

(1)	Net of taxes of $402 thousand for unrealized net gains on foreign exchange contract derivatives and $61 thousand for unrealized net gains on available for sale securities.
(2)

Reclassification adjustment related to other-than-temporary impairment of our investment in NantHealth. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 7, “Asset and Long-term Investment Impairment Charges,” for further information regarding this impairment. Refer to Note 15, “Subsequent Events,” for information regarding our agreement to divest our investment in NantHealth common stock.

(3)	Net of taxes of $801 thousand for unrealized net gains on foreign exchange contract derivatives and $59 thousand for unrealized net gains on available for sale securities.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Losses on Available for Sale Securities	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2015 (1)	$(4,500)	$0	$258	$(4,242)
Other comprehensive (loss) income before reclassifications	(199)	(18,115)	121	(18,193)
Net losses reclassified from accumulated other comprehensive loss	0	0	8	8
Net other comprehensive (loss) income	(199)	(18,115)	129	(18,185)
Balance as of June 30, 2016 (2)	$(4,699)	$(18,115)	$387	$(22,427)

  (1) Net of taxes of $166 thousand for unrealized net gains on foreign exchange contract derivatives.

  (2) Net of taxes of $251 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2017			2016
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$832	$0	$832	$(943)	$0	$(943)
Available for sale securities:
Net loss arising during the period	(10,952)	1	(10,951)	(18,115)	0	(18,115)
Net loss reclassified into income (1)	142,165	0	142,165	0	0	0
Net change in unrealized gains (losses) on available for sale securities	131,213	1	131,214	(18,115)	0	(18,115)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	434	(169)	265	(141)	55	(86)
Net (gains) losses reclassified into income	(749)	292	(457)	(86)	34	(52)
Net change in unrealized (losses) gains on foreign exchange contracts	(315)	123	(192)	(227)	89	(138)
Net (loss) gain on cash flow hedges	(315)	123	(192)	(227)	89	(138)
Other comprehensive income (loss)	$131,730	$124	$131,854	$(19,285)	$89	$(19,196)

(1)

Reclassification adjustment related to other-than-temporary impairment of our investment in NantHealth. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 7, “Asset and Long-term Investment Impairment Charges,” for further information regarding this impairment. Refer to Note 15, “Subsequent Events,” for information regarding our agreement to divest our investment in NantHealth common stock.

	Six Months Ended June 30,
	2017			2016
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$2,347	$0	$2,347	$(199)	$0	$(199)
Available for sale securities:
Net loss arising during the period	(85,654)	2	(85,652)	(18,115)	0	(18,115)
Net loss reclassified into income (1)	142,165	0	142,165	0	0	0
Net change in unrealized gains (losses) on available for sale securities	56,511	2	56,513	(18,115)	0	(18,115)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	2,307	(896)	1,411	201	(80)	121
Net (gains) losses reclassified into income	(1,274)	497	(777)	13	(5)	8
Net change in unrealized gains (losses) on foreign exchange contracts	1,033	(399)	634	214	(85)	129
Net gain (loss) on cash flow hedges	1,033	(399)	634	214	(85)	129
Other comprehensive income (loss)	$59,891	$(397)	$59,494	$(18,100)	$(85)	$(18,185)

(1)

Reclassification adjustment related to other-than-temporary impairment of our investment in NantHealth. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 7, “Asset and Long-term Investment Impairment Charges,” for further information regarding this impairment. Refer to Note 15, “Subsequent Events,” for information regarding our agreement to divest our investment in NantHealth common stock.

12. Contingencies

In addition to commitments and obligations in the ordinary course of business, we are currently subject to various legal proceedings and claims that have not been fully adjudicated. We intend to vigorously defend ourselves in these matters.

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

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. In the opinion of our management, the ultimate disposition of pending legal proceedings or claims will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these legal proceedings were resolved against us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective clients, which could further adversely affect our operating results.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in the U.S. District Court for the Northern District of Illinois against us. The complaint alleges that, on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Allscripts answered the complaint denying all material allegations and asserting a number of affirmative defenses, as well as counterclaims for breach of a license agreement.  After plaintiff’s motion to compel arbitration of the counterclaims was granted, Allscripts made a demand in arbitration where the counterclaims remain pending.  Discovery in the proposed class action has now concluded. On March 31, 2016, plaintiff filed its motion for class certification.  On May 31, 2016, we filed our opposition to plaintiff’s motion for class certification, and simultaneously moved for summary judgment on all of plaintiff’s claims. On June 2, 2017, the court denied Allscripts’ motion for summary judgment, and also denied Plaintiff’s motion for class certification.  Plaintiff did not seek appellate review of the Court’s denial of class certification, so the only claim remaining in the case is Plaintiff’s individual TCPA claim.

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

As of June 30, 2017, we had seven operating segments, which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the Ambulatory, Hospitals and Health Systems, previously named “Acute”, and the Payer and Life Sciences strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include electronic health record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of three separate operating segments: Population Health, FollowMyHealth® and EPSiTM. This reportable segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). These solutions enable clients to connect, transition, analyze and coordinate care across the entire care community. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment.  Netsmart operates in the home care and behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health segment, as well as to post-acute home care organizations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenue:
Clinical and Financial Solutions	$286,674	$282,254	$567,129	$553,697
Population Health	59,736	54,026	118,798	109,081
Netsmart	78,421	44,233	151,428	44,233
Unallocated Amounts	1,260	6,008	2,211	25,068
Total revenue	$426,091	$386,521	$839,566	$732,079

Gross Profit:
Clinical and Financial Solutions	$119,286	$121,319	$233,004	$235,340
Population Health	41,775	38,775	83,588	78,815
Netsmart	37,271	14,949	71,845	14,949
Unallocated Amounts	(10,841)	(8,359)	(22,294)	(10,522)
Total gross profit	$187,491	$166,684	$366,143	$318,582

Income (loss) from operations:
Clinical and Financial Solutions	$63,023	$67,386	$118,009	$128,224
Population Health	28,439	24,028	56,984	48,918
Netsmart	7,828	(2,399)	16,757	(2,399)
Unallocated Amounts	(78,186)	(70,441)	(159,383)	(144,273)
Total income from operations	$21,104	$18,574	$32,367	$30,470

14. Supplemental Disclosures

Restricted Cash

The majority of the restricted cash balance as of June 30, 2017 represents Netsmart’s cash deposits to maintain two letters of credit with a financial institution related to customer agreements.

	Six Months Ended June 30,
(In thousands)	2017	2016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$82,714	$90,055
Restricted cash	6,400	600
Total cash, cash equivalents and restricted cash	$89,114	$90,655

Supplemental non-cash information:
Exchange of Netsmart, Inc. common stock for redeemable convertible preferred stock - Netsmart by Netsmart, Inc. management	$0	$25,543
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$21,925	$8,153
Obligations incurred to purchase capitalized software or enter into capital leases	$7,684	$0
Issuance of treasury stock to commercial partner	$334	$0

15. Subsequent Events

On July 17, 2017, Netsmart completed the acquisition of DeVero, Inc., a healthcare technology company that develops electronic medical record solutions for home healthcare and hospice, for an aggregate purchase price of approximately $51 million. The purchase price was funded through incremental borrowings under Netsmart’s debt facilities. The financial results of this company will be consolidated with our financial results starting on the date of the transaction. As of the date of this Form 10-Q, the preliminary allocation of the fair value of the consideration transferred has not yet been completed.

On August 1, 2017, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”), and McKesson Corporation (“McKesson”) entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which, and subject to the terms and conditions thereof, Healthcare LLC will purchase McKesson’s Enterprise Information Solutions (EIS) Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson for a purchase price of $185 million, subject to adjustments for net working capital and net debt.  Consummation of the acquisition is subject to customary conditions, including (i) the expiration or termination of the waiting period applicable to consummation of the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1975, as amended, (ii) the absence of any law, order or injunction prohibiting the closing of the acquisition and (iii) the accuracy of the other party’s representations, warranties, covenants and agreements (subject to customary materiality qualifiers).  Additional information about the Purchase Agreement is contained in a Current Report on Form 8-K filed with the SEC by Allscripts on August 4, 2017. We plan to fund the purchase price under the Purchase Agreement for the EIS Business using cash on hand and borrowings under our senior secured credit facilities.

On August 3, 2017, the Company and NantHealth entered into an asset purchase agreement pursuant to which, and subject to the terms and conditions thereof, the Company would acquire certain assets relating to NantHealth’s provider/patient engagement solutions business.  The consideration for the transaction is the 15,000,000 shares of common stock of NantHealth owned by the Company.  The transaction also includes adjustments for working capital and deferred revenue obligations, as well as a modification of the commercial agreement between the parties.  Consummation of the transaction is subject to customary conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the expected financial contribution and results of the Netsmart joint business entity, including consolidation for financial reporting purposes, and the Enterprise Information Solutions (EIS) Business division (the “EIS Business”) of McKesson Corporation (“McKesson”); the failure to satisfy the conditions precedent to the closing of the transaction between Allscripts and McKesson pursuant to which it is contemplated that Allscripts will acquire the EIS Business, including failure to receive regulatory approvals on the terms desired or anticipated; the expected financial contribution and results of the EIS Business; the failure to successfully integrate the EIS Business; the anticipated and unanticipated expenses and liabilities related to such transaction and the EIS Business; Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new companies or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; security breaches; price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics, connectivity based on open Application Programming Interfaces, and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives will be critical tools for success under the framework of the new Quality Payment Program (“QPP”), launched by the

Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”).  As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality.

We believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement and care coordination tools, enabling United States users to successfully participate in alternate payment models that reward high value care delivery. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions. We believe these solutions will transform the coordination and delivery of health care, ultimately improving patient outcomes.

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid evolution, primarily due to new laws and regulations, as well as changes in industry standards. Various incentives that exist today (including the EHR Incentive Program (a.k.a. Meaningful Use) and alternative payment models that reward high value care delivery) are rapidly moving health care toward a time where EHRs are as common as practice management systems in all provider offices. As a result, we believe that legislation, such as the aforementioned MACRA, as well as other government-driven initiatives, possibly at the state level, will continue to affect healthcare IT adoption and expansion, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

Given that we expect CMS will release further future regulations related to EHRs, even as we comply with the previously published Final Rules associated with the QPP, as well as Stage 3 of the Meaningful Use program for those organizations not eligible for the QPP, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve applicable product certifications, any changing frequency of the Office of the National Coordinator for Health Information Technology (“ONC”) certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions, as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products, have successfully completed the testing process and will soon be certified as 2015 Edition-compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services.

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. With the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare will have an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”), as allowed by the regulation. These programs will require increased reporting on quality measures, which will likely be changed, but not abolished, by the new Secretary of Health and Human Services, Dr. Tom Price; additionally, the MIPS consolidates several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see sufficient reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help them be successful under the more complex MACRA requirements. Regulations released in the fourth quarter of 2016 in response to the MACRA also addressed, at least in part, current ambiguities among physician populations and healthcare organizations, enabling them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.  Such regulations are expected to be released on an annual basis and are in process for 2017.

We believe that HITECH resulted in additional related new orders for our EHR products. Large physician groups will continue to purchase and enhance their use of EHR technology; however, the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to QPP-related programs for Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 or Stage 2 of Meaningful Use will demonstrate that they have not been able to comply with the requirements for the 2015 Edition, which continues to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments have begun to wind down and shifts in policies related to payment adjustments from the new presidential Administration in the United States is revealed, the role of commercial payers and their continued expansion of alternative payment models, as well as the anticipated growth in Medicaid payment models, is expected to provide a different motivation for purchase and expansion.

We also continue to see activity in local community-based buying whereby individual hospitals, health systems and integrated delivery networks are subsidizing the purchase of EHR licenses or related services for local, affiliated physicians and across their employed physician base as part of an offer to leverage buying power and help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of the Stark and Anti-kickback exceptions, which allowed hospitals and other organizations to subsidize the purchase of EHRs, will continue to contribute to the continuation of this market dynamic. We also believe that new orders driven by the MACRA legislation and related to EHR and community-based activity will continue to come in as physicians in those small- and medium-sized practices who have not yet participated seek to avoid payment adjustments stemming from the QPP. The associated challenge we face is to successfully position, sell, implement and support our products to the hospital, health system or integrated delivery network that is subsidizing its affiliated physicians. We believe the community programs we have in place will aid us in penetrating this market.

We believe we have taken and continue to take the proper steps to maximize the opportunity presented by the QPP and other new payment programs. However, given the effects the laws are having on our clients, there can be no assurance that they will result in significant new orders for us in the near term, and if they do, that we will have the capacity to meet the additional market demand in a timely fashion.

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Continued attempts by the new Administration and Congress to repeal or adjust the Patient Protection and Affordable Care Act (as amended, the “PPACA”) creates uncertainty for us and for our clients for the near term. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain federal, state or private sector programs.  Others, such as the repeal of or any adjustments made to the PPACA by the new Administration and Congress, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, decisions not to continue policies from the previous Administration, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures in the industry, including any contributive factors to such failures, which could impact our clients and our business.  However, passage of the 21st Century Cures legislation in December 2016, with components included to address concerns about interoperability, as well as any continued Congressional focus on repealing or adjusting the PPACA, may lead to a decrease in such activity.

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

Second Quarter 2017 Summary and Recent Developments

During the second quarter of 2017, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning the company for sustainable long-term growth both domestically and globally. Additionally, we believe that there are still opportunities for continuing to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the second quarter of 2017 was $426 million, an increase of 10% compared to the second quarter of 2016. For the three months ended June 30, 2017, software delivery, support and maintenance revenue and client services revenue totaled $279 million, for an increase of 12%, and $147 million, for an increase of 7%, respectively, as compared to the three months ended June 30, 2016 which only includes results of Netsmart since the date of the Netsmart Transaction in April 2016.

Gross profit and gross margin increased during the second quarter of 2017 compared with the prior year period, primarily due to the consolidation of Netsmart beginning in the second quarter of 2016 and improved profitability from the delivery of recurring client services, particularly private-cloud hosting, as we continue to expand our customer base for these services.

During the three months ended June 30, 2017, we recognized other-than-temporary non-cash impairment charges of $144.6 million associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of the impairment charges relate to our investment in NantHealth common stock.

During the three months ended June 30, 2017, we repurchased 1.0 million shares of our common stock under our existing share repurchase program for a total of $12.1 million.

Our contract backlog as of June 30, 2017 was at a record high of $4.1 billion, 3% higher than March 31, 2017 and June 30, 2016.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $407 million for the three months ended June 30, 2017, which represented an increase of 12% over the comparable prior period amount of $362 million and an increase of 42% over the first quarter of 2017 amount of $286 million. The growth in bookings during the three months ended June 30, 2017 compared with the prior year comparable period was primarily driven by growth in bookings from Netsmart. The growth in bookings compared to the first quarter of 2017 was primarily driven by bookings related to a large new multi-year relationship with a commercial partner that was executed during the second quarter of 2017. New client business totaled approximately one-third of bookings for the second quarter of 2017. The composition of our bookings for the three months ended June 30, 2017 was 49% of client services-related bookings and 51% software delivery-related bookings. The corresponding ratios for the three months ended June 30, 2016 were 39% and 61%, respectively.

On August 1, 2017, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”), and McKesson entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which, and subject to the terms and conditions thereof, Healthcare LLC will purchase the EIS Business, which provides certain software solutions and services to hospitals and health systems, for a purchase price of $185 million, subject to adjustments for net working capital and net debt.  Consummation of the acquisition is subject to customary conditions.  Additional information about the Purchase Agreement is contained in a Current Report on Form 8-K filed with the SEC by Allscripts on August 4, 2017.

On August 3, 2017, the Company and NantHealth entered into an asset purchase agreement pursuant to which, and subject to the terms and conditions thereof, the Company would acquire certain assets relating to NantHealth’s provider/patient engagement solutions business.  The consideration for the transaction is the 15,000,000 shares of common stock of NantHealth owned by the Company.  The transaction also includes adjustments for working capital and deferred revenue obligations, as well as a modification of the commercial agreement between the parties.  Consummation of the transaction is subject to customary conditions.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Software delivery, support and maintenance	$279,272	$249,871	11.8%	$551,730	$479,029	15.2%
Client services	146,819	136,650	7.4%	287,836	253,050	13.7%
Total revenue	426,091	386,521	10.2%	839,566	732,079	14.7%
Cost of revenue:
Software delivery, support and maintenance	89,071	79,154	12.5%	172,468	154,323	11.8%
Client services	122,229	118,683	3.0%	247,168	219,542	12.6%
Amortization of software development and acquisition-related assets	27,300	22,000	24.1%	53,787	39,632	35.7%
Total cost of revenue	238,600	219,837	8.5%	473,423	413,497	14.5%
Gross profit	187,491	166,684	12.5%	366,143	318,582	14.9%
Gross margin %	44.0%	43.1%		43.6%	43.5%
Selling, general and administrative expenses	112,037	94,802	18.2%	222,882	178,955	24.5%
Research and development	46,459	47,891	(3.0%)	95,691	94,928	0.8%
Asset impairment charges	0	0	0.0%	0	4,650	(100.0%)
Amortization of intangible and acquisition-related assets	7,891	5,417	45.7%	15,203	9,579	58.7%
Income from operations	21,104	18,574	13.6%	32,367	30,470	6.2%
Interest expense	(20,290)	(16,421)	23.6%	(40,470)	(23,390)	73.0%
Other (loss) income, net	(214)	106	NM	25	472	(94.7%)
Impairment of long-term investments	(144,590)	0	100.0%	(144,590)	0	100.0%
Equity in net (loss) income of unconsolidated investments	(28)	(4,898)	(99.4%)	257	(7,501)	(103.4%)
Income (loss) before income taxes	(144,018)	(2,639)	NM	(152,411)	51	NM
Income tax benefit (provision)	1,007	503	100.2%	835	(60)	NM
Effective tax rate	0.7%	19.1%		0.5%	117.6%
Net loss	(143,011)	(2,136)	NM	(151,576)	(9)	NM
Less: Net loss (income) attributable to non-controlling interest	264	87	NM	(189)	9	NM
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,963)	(8,153)	34.5%	(21,925)	(8,153)	168.9%
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(153,710)	$(10,202)	NM	$(173,690)	$(8,153)	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$227,970	$207,773	9.7%	$459,354	$402,304	14.2%
Non-recurring revenue	51,302	42,098	21.9%	92,376	76,725	20.4%
Total software delivery, support and maintenance	279,272	249,871	11.8%	551,730	479,029	15.2%
Client services
Recurring revenue	99,200	87,652	13.2%	196,500	161,177	21.9%
Non-recurring revenue	47,619	48,998	(2.8%)	91,336	91,873	(0.6%)
Total client services	146,819	136,650	7.4%	287,836	253,050	13.7%
Total revenue	$426,091	$386,521	10.2%	$839,566	$732,079	14.7%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

The increase in revenue for the three and six months ended June 30, 2017 is primarily due to the consolidation of Netsmart beginning in the second quarter of 2016, including lower amortization of acquisition-related deferred revenue adjustment related to the Netsmart acquisition totaling $1 million and $3 million for the three and six months ended June 30, 2017, respectively, compared with $10 million for the three and six months ended June 30, 2016.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, recurring transactions revenue, and non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in both recurring and non-recurring software delivery, support and maintenance and recurring client services revenue for the three and six months ended June 30, 2017 compared with the prior year periods was largely driven by incremental revenue from Netsmart as well as higher revenue from Allscripts other businesses. Non-recurring client services revenue decreased slightly for the three and six months ended June 30, 2017 compared with the prior year periods as higher revenue from Netsmart was offset by lower revenue from Allscripts acute and ambulatory businesses.

The percentage of recurring and non-recurring revenue of our total revenue was 77% and 23% and 78% and 22%, during the three and six months ended June 30, 2017, respectively, representing a slight shift compared with 77% and 23% during both the three and six months ended June 30, 2016.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Total cost of revenue	$238,600	$219,837	8.5%	$473,423	$413,497	14.5%
Gross profit	$187,491	$166,684	12.5%	$366,143	$318,582	14.9%
Gross margin %	44.0%	43.1%		43.6%	43.5%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Gross profit and gross margin increased during the three and six months ended June 30, 2017 compared with the prior year comparable periods, primarily due to the consolidation of Netsmart beginning in the second quarter of 2016 and improved profitability from the delivery of recurring client services, particularly private cloud hosting, as we continue to expand our customer base for these services. Additionally, gross profit increased for the three and six months ended June 30, 2017 due to improved profitability from non-recurring perpetual software licenses sales and hardware resale. These increases were partly offset by lower gross profit and gross margin associated with the delivery of non-recurring project-based client services as well as higher amortization of software development and acquisition-related assets compared with prior year.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Selling, general and administrative expenses	$112,037	$94,802	18.2%	$222,882	$178,955	24.5%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Selling, general and administrative expenses increased during the three and six months ended June 30, 2017 compared with the prior year comparable periods, primarily due to additional personnel expenses from acquisitions completed during 2016, including the Netsmart Transaction in the second quarter of 2016, as well as higher transaction-related and legal expenses.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Research and development	$46,459	$47,891	(3.0%)	$95,691	$94,928	0.8%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Research and development expense decreased during the three months ended June 30, 2017 compared with the prior year comparable period primarily due to an increase in the amount of capitalized software costs in 2017 compared with 2016. Research and development expense increased slightly during the six months ended June 30, 2017 compared with the prior year comparable period as additional expenses from Netsmart were mostly offset by an increase in the amount of capitalized software costs in 2017 compared with 2016.

Asset and Long-term Investment Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Asset impairment charges	$0	$0	0.0%	$0	$4,650	(100.0%)
Impairment of long-term investments	$144,590	$0	100.0%	$144,590	$0	100.0%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

During the first quarter of 2016, we incurred non-cash asset impairment charges that included $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments, and other charges of $0.4 million to write down a long-term asset to its estimated net realizable value.

During the three months ended June 30, 2017, we recognized other-than-temporary non-cash impairment charges of $144.6 million associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of the impairment charges relate to our investment in NantHealth common stock. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 11, “Other Comprehensive Income,” in the notes to consolidated financial statements for further information regarding these impairments. Refer to Note 15, “Subsequent Events,” for information regarding our agreement to divest our investment in NantHealth common stock.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Amortization of intangible and acquisition-related assets	$7,891	$5,417	45.7%	$15,203	$9,579	58.7%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

The increase in amortization expense for the three and six months ended June 30, 2017 compared with the prior year comparable periods was primarily driven by additional amortization expense associated with the value of intangible assets recognized in connection with the Netsmart Transaction in the second quarter of 2016 and the acquisitions of HealthMEDX and controlling interests in third parties during the fourth quarter of 2016.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Interest expense	$20,290	$16,421	23.6%	$40,470	$23,390	73.0%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Interest expense during the three and six months ended June 30, 2017 was higher compared with the prior year comparable periods, primarily due to incremental interest expense associated with Netsmart’s non-recourse debt.

Other (Loss) Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Other (loss) income, net	$(214)	$106	NM	$25	$472	(94.7%)

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Other (loss) income, net for the three and six months ended June 30, 2017 and 2016 consists of miscellaneous (payments) receipts.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Equity in net (loss) income of unconsolidated investments	$(28)	$(4,898)	(99.4%)	$257	$(7,501)	(103.4%)

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Equity in net (loss) income of unconsolidated investments represents our share of the equity (losses) earnings of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The amount recognized during the three and six months ended June 30, 2016 represents our share of the net loss incurred by NantHealth prior to NantHealth’s initial public offering (“IPO”) in June 2016. Our investment in NantHealth common stock is accounted for as an available-for-sale marketable security after the IPO.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Income tax benefit (provision)	$1,007	$503	100.2%	$835	$(60)	NM

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2017, compared with the prior year comparable periods, differs primarily due to $56.5 million of valuation allowance in the six months ended June 30, 2017 for deferred taxes on investment impairment not deductible for tax until disposal of the investment. The classification of the loss at this later disposal time is yet to be determined, but likely would result in a capital loss which can only can be deductible to the extent of offsetting capital gains.

Non-Controlling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Net loss (income) attributable to non-controlling interest	$264	$87	NM	$(189)	$9	NM
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(10,963)	$(8,153)	34.5%	$(21,925)	$(8,153)	168.9%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

The net (loss) income attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliate’s common stock that is not owned by us for each of the periods presented. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart for each of the periods presented. Refer to Note 2, “Business Combinations and Other Investments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for additional information regarding such liquidation preference.

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Clinical and Financial Solutions	$286,674	$282,254	1.6%	$567,129	$553,697	2.4%
Population Health	59,736	54,026	10.6%	118,798	109,081	8.9%
Netsmart	78,421	44,233	77.3%	151,428	44,233	NM
Unallocated Amounts	1,260	6,008	(79.0%)	2,211	25,068	(91.2%)
Total revenue	$426,091	$386,521	10.2%	$839,566	$732,079	14.7%

Gross Profit:
Clinical and Financial Solutions	$119,286	$121,319	(1.7%)	$233,004	$235,340	(1.0%)
Population Health	41,775	38,775	7.7%	83,588	78,815	6.1%
Netsmart	37,271	14,949	149.3%	71,845	14,949	NM
Unallocated Amounts	(10,841)	(8,359)	29.7%	(22,294)	(10,522)	111.9%
Total gross profit	$187,491	$166,684	12.5%	$366,143	$318,582	14.9%

Income (loss) from operations:
Clinical and Financial Solutions	$63,023	$67,386	(6.5%)	$118,009	$128,224	(8.0%)
Population Health	28,439	24,028	18.4%	56,984	48,918	16.5%
Netsmart	7,828	(2,399)	NM	16,757	(2,399)	NM
Unallocated Amounts	(78,186)	(70,441)	11.0%	(159,383)	(144,273)	10.5%
Total income from operations	$21,104	$18,574	13.6%	$32,367	$30,470	6.2%

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$286,674	$282,254	1.6%	$567,129	$553,697	2.4%
Gross profit	$119,286	$121,319	(1.7%)	$233,004	$235,340	(1.0%)
Gross margin %	41.6%	43.0%		41.1%	42.5%
Income from operations	$63,023	$67,386	(6.5%)	$118,009	$128,224	(8.0%)
Operating margin %	22.0%	23.9%		20.8%	23.2%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Clinical and Financial Solutions revenue increased during the three and six months ended June 30, 2017 compared with the prior year comparable periods, as higher revenue from software delivery, support and maintenance, and recurring revenue cycle management and other transaction-based services and private cloud hosting client services were partly offset by lower non-recurring client services revenue. The higher software delivery, support and maintenance revenue was driven by increases in both recurring subscription-based revenue and non-recurring software license sales of our acute solutions. The increase in revenue cycle management revenue was due to the activation of several new accounts, which more than offset certain other projects that ended in 2016. Revenue related to private cloud hosting also increased primarily due to several new client go-lives during the fourth quarter of 2016 and first half of 2017. The decrease in non-recurring client services revenue was partly due to the realization of certain deferred revenue amounts during the first quarter of 2016 that did not re-occur in 2017. In addition, non-recurring client services revenue was lower as result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions as certain large service projects were mostly completed in 2016.

The overall profitability of the clinical and financial solutions segment decreased during the three and six months ended June 30, 2017 compared with the prior year comparable periods, primarily due to the decrease in non-recurring client services revenue, a greater reliance on third-party products and services, and higher amortization of capitalized software development and acquired technology-related intangible assets. These decreases were partly offset by certain credits related to our hosting partners during the three months ended June 30, 2017 as compared to the prior year comparable period.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze and coordinate care across the entire care community.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$59,736	$54,026	10.6%	$118,798	$109,081	8.9%
Gross profit	$41,775	$38,775	7.7%	$83,588	$78,815	6.1%
Gross margin %	69.9%	71.8%		70.4%	72.3%
Income from operations	$28,439	$24,028	18.4%	$56,984	$48,918	16.5%
Operating margin %	47.6%	44.5%		48.0%	44.8%

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Population Health revenue and gross profit increased during the three and six months ended June 30, 2017 compared with the prior year comparable periods, due to higher non-recurring software delivery revenue associated with client expansion and new client sales of population health solutions, and higher non-recurring project-related client services revenue during the first half of 2017. Additionally, recurring subscription-based revenue associated with our CareInMotion™ population health management portfolio increased during the three and six months ended June 30, 2017. Income from operations and operating margin also increased during the three and six months ended June 30, 2017 compared with the prior year, due to the same factors, in addition to an overall decline in operating expenses.

Gross margin decreased during the three and six months ended June 30, 2017 compared with the prior year comparable periods, primarily due to an unfavorable mix of lower margin projects utilizing third party resources in addition to slightly higher third party expenses associated with new solutions.

Netsmart

Our Netsmart segment is a new segment that was established as part of the Netsmart Transaction and is comprised of the combination of our HomecareTM business with Netsmart, Inc. The Netsmart segment operates in and provides software and technology solutions to the health and human services and post-acute sectors of health care throughout the United States. The health and human services sector comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services and public health market segments. The post-acute sector includes homecare and long-term care which is comprised of home health, hospice, private duty, assisted living and skilled nursing. The human services, home care and long term care markets combined represent the second largest category of health care spending in the United States.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$78,421	$44,233	77.3%	$151,428	$44,233	NM
Gross profit	$37,271	$14,949	149.3%	$71,845	$14,949	NM
Gross margin %	47.5%	33.8%		47.4%	33.8%
Income from operations	$7,828	$(2,399)	NM	$16,757	$(2,399)	NM
Operating margin %	10.0%	(5.4%)		11.1%	(5.4%)

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Revenue for the three and six months ended June 30, 2017 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products. Revenue for the three and six months ended June 30, 2017 increased primarily due to the 2016 comparable period only including results of Netsmart since the date of the Netsmart Transaction in April 2016. In addition, results of our HomecareTM business are included in the Netsmart reportable segment in the current year periods and in the Unallocated Amounts category for the 2016 periods prior to the Netsmart Transaction.  Revenue for the three and six months ended June 30, 2017 also includes incremental revenue from the acquisition of HealthMEDX during the fourth quarter of 2016. In addition, system sales revenue was higher due to several large contracts that were executed during the second quarter of 2017.  Total revenue is reduced by acquisition-related deferred revenue adjustments related to the Netsmart Transaction totaling $1 million and $3 million for the three and six months ended June 30, 2017, respectively, and $10 million for the three and six months ended June 30, 2016. Overall profitability improved primarily driven by higher revenues and the impact of a lower deferred revenue adjustment in 2017 as compared to 2016.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$1,260	$6,008	(79.0%)	$2,211	$25,068	(91.2%)
Gross profit	$(10,841)	$(8,359)	29.7%	$(22,294)	$(10,522)	111.9%
Gross margin %	NM	(139.1%)		NM	(42.0%)
Loss from operations	$(78,186)	$(70,441)	11.0%	$(159,383)	$(144,273)	10.5%
Operating margin %	NM	NM		NM	NM

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three and six months ended June 30, 2017 decreased primarily due to the results of our HomecareTM business being included in the Netsmart reportable segment in the current year and in the Unallocated Amounts category for the prior year quarter. Revenue for the three and six months ended June 30, 2017 includes the elimination of $2 million and $5 million, respectively, of revenue associated with transactions between Allscripts and Netsmart. Revenue for the three and six months ended June 30, 2016 includes the elimination of $2 million of revenue associated with transactions between Allscripts and Netsmart. Hardware revenue for the three and six months ended June 30, 2016 was also higher compared with the three and six months ended June 30, 2017.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $79 million and $162 million for the three and six months ended June 30, 2017, respectively, compared to $76 million and $169 million for the three and six months ended June 30, 2016, respectively. The increase during the three months ended June 30, 2017 was primarily due to an increase in selling, general and administrative expenses due to higher transaction-related and legal expenses, partly offset by a decrease in cost of revenue. The decline during the six months ended June 30, 2017 was primarily the result of a $11 million decrease in cost of revenue which was partly due to the results of our HomecareTM business being included in the Netsmart reportable segment in the current year periods and in the Unallocated Amounts category for the 2016 periods prior to the Netsmart Transaction. The remaining decrease for the six months ended June 30, 2017 compared with the prior year comparable period was primarily driven by a $5 million asset impairment charge recorded during the 2016 period and a $2 million decrease in research and development costs. These decreases were partially offset by a $11 million increase in selling, general and administrative expenses due to higher transaction-related and legal expenses for the six months ended June 30, 2017.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from June 30, 2017
	June 30,	December 31,	June 30,	December 31,	June 30,
(In millions)	2017	2016	2016	2016	2016
Software delivery, support and maintenance	$2,401	$2,379	$2,342	0.9%	2.5%
Client services	1,707	1,671	1,634	2.2%	4.5%
Total contract backlog	$4,108	$4,050	$3,976	1.4%	3.3%

Total contract backlog as of June 30, 2017 increased compared with December 31, 2016 and June 30, 2016. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $83 million, net of restricted cash of $6 million, and available borrowing capacity of $324 million under our revolving credit facility and $49 million under the Netsmart revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2017	2016	$ Change
Net loss	$(151,576)	$(9)	$(151,567)
Non-cash adjustments to net loss	261,726	107,225	154,501
Cash impact of changes in operating assets and liabilities	(791)	24,883	(25,674)
Net cash provided by operating activities	$109,359	$132,099	$(22,740)

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Net cash provided by operating activities decreased during the six months ended June 30, 2017 compared with the prior year comparable period primarily due to unfavorable working capital changes and higher costs during the first half of 2017 compared with 2016, which included increased interest expense attributable to Netsmart’s non-recourse debt and higher transaction-related and legal expenses. The increase in non-cash adjustments to net loss was primarily driven by other-than-temporary impairment charges associated with long-term investments.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2017	2016	$ Change
Capital expenditures	$(25,035)	$(16,632)	$(8,403)
Capitalized software	(71,582)	(37,106)	(34,476)
Cash paid for business acquisitions, net of cash acquired	(3,975)	(905,540)	901,565
Purchases of equity securities, other investments and related intangible assets	(1,323)	(20,685)	19,362
Proceeds received from sale of fixed assets	0	37	(37)
Net cash used in investing activities	$(101,915)	$(979,926)	$878,011

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Net cash used in investing activities decreased during the six months ended June 30, 2017 compared with the prior year comparable period, primarily due to the acquisition of Netsmart, Inc. for $906 million, net of cash acquired, and $21 million of new third-party investments during the six months ended June 30, 2016, partly offset by increased spending for capital expenditures and capitalized software costs. We also acquired a $1.3 million equity investment in a third party during the six months ended June 30, 2017.  The increase in capital spending during the six months ended June 30, 2017 is partly due to Netsmart. In addition, during the first quarter of 2017, Netsmart entered into a Purchase Agreement with a third party, for an aggregate cash consideration of $4.0 million, to acquire a business consisting of intellectual property, certain contractual relationships and certain associates.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2017	2016	$ Change
Proceeds from sale or issuance of common stock	$0	$5	$(5)
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	0	333,605	(333,605)
Excess tax benefits from stock-based compensation	0	962	(962)
Taxes paid related to net share settlement of equity awards	(6,554)	(7,363)	809
Payments on debt instruments	(116,905)	(53,000)	(63,905)
Credit facility borrowings, net of issuance costs	120,000	599,135	(479,135)
Repurchase of common stock	(12,077)	(52,075)	39,998
Net cash (used in) provided by financing activities	$(15,536)	$821,269	$(836,805)

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

During the six months ended June 30, 2017, we had net cash outflows from financing activities, while during the six months ended June 30, 2016, we had net cash inflows. The change in our net cash flows from financing activities was primarily due to $534 million, net of issuance costs, borrowed under Netsmart’s non-recourse Credit Agreements and $45 million borrowed under our revolving credit facility to partially finance the Netsmart Acquisition during the six months ended June 30, 2016. In addition, Netsmart received $334 million in proceeds from the issuance of redeemable convertible preferred stock during the second quarter of 2016.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 1.25% Notes, the Senior Secured Credit Facility and Netsmart’s Non-Recourse Debt as of June 30, 2017:

(In thousands)	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$345,000	$0	$0
Senior Secured Credit Facility (2)	453,125	9,375	28,125	40,625	375,000	0	0
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	430,749	2,176	4,351	4,351	4,351	4,351	411,169
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total principal payments	1,395,874	11,551	32,476	44,976	724,351	4,351	578,169
Interest payments:
1.25% Cash Convertible Senior Notes (1)	15,095	2,156	4,313	4,313	4,313	0	0
Senior Secured Credit Facility (2) (3)	43,117	7,770	14,986	13,927	6,434	0	0
Netsmart Non-Recourse Debt
First Lien Term Loan (4)	145,538	12,475	24,761	24,509	24,256	24,004	35,533
First Lien Revolver (5)	971	121	243	243	243	121	0
Second Lien Term Loan (6)	116,149	8,935	17,869	17,869	17,869	17,869	35,738
Total interest payments	320,870	31,457	62,172	60,861	53,115	41,994	71,271
Total future debt payments	$1,716,744	$43,008	$94,648	$105,837	$777,466	$46,345	$649,440
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after June 30, 2017, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2017, which was 3.23%.
(4)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on June 30, 2017, which was 5.80%.
(5)	Assumes commitment fee remains constant at the rate in effect on June 30, 2017, which was 0.50%.
(6)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on June 30, 2017, which was 10.70%.

Other Matters Affecting Future Capital Requirements

We are currently in our seventh year of a ten-year agreement with Atos (formerly known as Xerox Consultant Services) to provide services to support our private cloud hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The agreement includes the payment of an initial base amount of $50 million per year plus charges for services incremental to the base agreement. We incur approximately $5.0 million of expenses per month under this agreement, which are included in client services cost of revenue in our consolidated statements of operations.

Our total investment in research and development efforts during 2017 is expected to increase compared with 2016 as we continue to build and expand our capabilities in emerging areas of health care, such as precision medicine and population health analytics, and our traditional offerings in the ambulatory and acute markets. Our total spending consists of research and development costs directly recorded to expense which are offset by the capitalization of eligible development costs. Capitalized software development costs for the three and six months ended June 30, 2017, include $6.8 million and $16.8 million, respectively, of third-party software purchases to supplement our internal software development efforts, while there were no such purchases during the three and six months ended June 30, 2016.

We plan to fund the purchase price under the Purchase Agreement for the EIS Business using cash on hand and borrowings under our senior secured credit facilities.

To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended June 30		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Research and development costs directly recorded to expense	$46,459	$47,891	$95,691	$94,928
Capitalized software development costs per consolidated statement of cash flows	37,571	21,972	71,582	37,106
Total non-GAAP R&D-related spending	$84,030	$69,863	$167,273	$132,034
Total revenue	$426,091	$386,521	$839,566	$732,079
Total non-GAAP R&D-related spending as a % of total revenue	19.7%	18.1%	19.9%	18.0%

We believe that our cash and cash equivalents of $83 million, net of restricted cash of $6 million, as of June 30, 2017, our future cash flows, and our borrowing capacity under our revolving credit facility and the Netsmart revolving credit facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the six months ended June 30, 2017, in the ordinary course of business, we amended or renewed multi-year service agreements with third-party software vendors, which resulted in increases of approximately $20 million, $33 million, $27 million, $10 million and $2 million to our future purchase obligations amounts for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended June 30, 2017.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We included Netsmart from our evaluation of internal control over financial reporting as of June 30, 2017 because the acquisition was completed during the second quarter of 2016, as further described in Note 2, “Business Combinations” in the notes to consolidated financial statements.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 12, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended June 30, 2017 from the risk factors as previously disclosed in our Form 10-K.

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

The following table summarizes the stock repurchase activity for the three months ended June 30, 2017 and the approximate dollar value of shares that may yet to be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
04/01/17—04/30/17	0	$0.00	0	$175,995
05/01/17—05/31/17	890	$11.55	890	$165,713
06/01/17—06/30/17	149	$11.91	149	$163,939
	1,039	$11.60	1,039

Item 6.	Exhibits

(a)     Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Dennis M. Olis
Dennis M. Olis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2017

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.1	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.2	Separation Agreement, dated as of May 11, 2017, between Allscripts Healthcare Solutions, Inc. and Melinda D. Whittington	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X