Form 10-Q
period 2017-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2017-11-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 180,680,911 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$104,301	$95,607
Restricted cash	5,123	1,003
Accounts receivable, net of allowance of $36,030 and $32,670 as of September 30, 2017 and December 31, 2016, respectively	442,872	405,172
Prepaid expenses and other current assets	115,701	102,551
Total current assets	667,997	604,333
Available for sale marketable securities	0	149,100
Fixed assets, net	165,434	148,810
Software development costs, net	207,055	163,879
Intangible assets, net	717,233	741,403
Goodwill	1,971,950	1,924,052
Deferred taxes, net	4,234	2,791
Other assets	149,485	97,791
Total assets	$3,883,388	$3,832,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$114,291	$126,144
Accrued expenses	71,820	86,135
Accrued compensation and benefits	70,037	64,291
Deferred revenue	392,462	363,772
Current maturities of long-term debt	24,550	15,158
Current maturities of non-recourse long-term debt - Netsmart	2,749	2,451
Current maturities of capital lease obligations	8,517	9,126
Total current liabilities	684,426	667,077
Long-term debt	747,441	717,853
Non-recourse long-term debt - Netsmart	625,513	576,918
Long-term capital lease obligations	7,708	9,877
Deferred revenue	19,319	18,009
Deferred taxes, net	145,432	141,752
Other liabilities	86,474	39,787
Total liabilities	2,316,313	2,171,273
Redeemable convertible non-controlling interest - Netsmart	420,572	387,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2017 and December 31, 2016; 269,154 and 180,650 shares issued and outstanding as of September 30, 2017, respectively; 267,997 and 180,510 shares issued and outstanding as of December 31, 2016, respectively	2,692	2,680
Treasury stock: at cost, 88,504 and 87,487 shares as of September 30, 2017 and December 31, 2016, respectively	(322,735)	(310,993)
Additional paid-in capital	1,782,432	1,789,959
Accumulated deficit	(354,928)	(187,351)
Accumulated other comprehensive loss	(2,067)	(61,829)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,105,394	1,232,466
Non-controlling interest	41,109	40,735
Total stockholders’ equity	1,146,503	1,273,201
Total liabilities and stockholders’ equity	$3,883,388	$3,832,159

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenue:
Software delivery, support and maintenance	$294,221	$252,692	$845,951	$731,721
Client services	155,221	139,692	443,057	392,742
Total revenue	449,442	392,384	1,289,008	1,124,463
Cost of revenue:
Software delivery, support and maintenance	86,893	86,537	259,361	240,860
Client services	132,629	116,415	379,797	335,957
Amortization of software development and acquisition-related assets	28,001	23,273	81,788	62,905
Total cost of revenue	247,523	226,225	720,946	639,722
Gross profit	201,919	166,159	568,062	484,741
Selling, general and administrative expenses	117,352	98,778	340,234	277,733
Research and development	51,057	45,142	146,748	140,070
Asset impairment charges	0	0	0	4,650
Amortization of intangible and acquisition-related assets	8,137	5,365	23,340	14,944
Income from operations	25,373	16,874	57,740	47,344
Interest expense	(22,252)	(19,367)	(62,722)	(42,757)
Other (loss) income, net	(570)	(6)	(545)	466
Impairment of and losses on long-term investments	(20,700)	0	(165,290)	0
Equity in net income (loss) of unconsolidated investments	449	0	706	(7,501)
(Loss) income before income taxes	(17,700)	(2,499)	(170,111)	(2,448)
Income tax benefit (provision)	238	2,656	1,073	2,596
Net (loss) income	(17,462)	157	(169,038)	148
Less: Net income attributable to non-controlling interests	(163)	(151)	(352)	(142)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,962)	(10,191)	(32,887)	(18,344)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(28,587)	$(10,185)	$(202,277)	$(18,338)
Loss per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.16)	$(0.06)	$(1.12)	$(0.10)
Loss per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.16)	$(0.06)	$(1.12)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net (loss) income	$(17,462)	$157	$(169,038)	$148
Other comprehensive income (loss):
Foreign currency translation adjustments	693	150	3,040	(49)
Change in unrealized gain (loss) on available for sale securities	(4)	9,750	56,507	(8,365)
Change in fair value of derivatives qualifying as cash flow hedges	(692)	686	341	900
Other comprehensive (loss) income before income tax benefit (expense)	(3)	10,586	59,888	(7,514)
Income tax benefit (expense) related to items in other comprehensive loss	271	(270)	(126)	(355)
Total other comprehensive income (loss)	268	10,316	59,762	(7,869)
Comprehensive loss	(17,194)	10,473	(109,276)	(7,721)
Less: Comprehensive income attributable to non-controlling interests	(163)	(151)	(352)	(142)
Comprehensive (loss) income, net	$(17,357)	$10,322	$(109,628)	$(7,863)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(169,038)	$148
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	155,108	120,473
Stock-based compensation expense	28,140	29,717
Excess tax benefits from stock-based compensation	0	(972)
Deferred taxes	(5,324)	(4,198)
Asset impairment charges	0	4,650
Impairment of and losses on long-term investments	165,290	0
Equity in net (income) loss of unconsolidated investments	(706)	7,501
Other losses, net	3,711	2,057
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	(31,256)	(12,723)
Prepaid expenses and other assets	(6,939)	3,381
Accounts payable	2,908	26,341
Accrued expenses	(6,196)	(8,843)
Accrued compensation and benefits	5,930	(12,933)
Deferred revenue	18,661	30,587
Other liabilities	12,894	(28)
Net cash provided by operating activities	173,183	185,158
Cash flows from investing activities:
Capital expenditures	(40,216)	(25,046)
Capitalized software	(107,079)	(69,994)
Cash paid for business acquisitions, net of cash acquired	(54,308)	(935,280)
Purchases of equity securities, other investments and related intangible assets	(5,423)	(20,685)
Other proceeds from investing activities	215	37
Net cash used in investing activities	(206,811)	(1,050,968)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	0	84
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	0	333,606
Excess tax benefits from stock-based compensation	0	972
Taxes paid related to net share settlement of equity awards	(6,777)	(7,379)
Payments of capital lease obligations	(9,013)	(3,858)
Credit facility payments	(115,281)	(80,507)
Credit facility borrowings, net of issuance costs	189,698	654,135
Repurchase of common stock	(12,077)	(71,082)
Payment of acquisition financing obligations	(2,398)	0
Proceeds from sales of subsidiary shares to non-controlling interest	1,494	0
Net cash provided by financing activities	45,646	825,971
Effect of exchange rate changes on cash and cash equivalents	796	217
Net increase (decrease) in cash and cash equivalents	12,814	(39,622)
Cash, cash equivalents and restricted cash, beginning of period	96,610	116,873
Cash, cash equivalents and restricted cash, end of period	$109,424	$77,251

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting (“ASU 2016-09”). The Company adopted ASU 2016-09 effective January 1, 2017, which requires that tax effects related to employee share-based payments be recorded prospectively as a component of the provision for income taxes, thus potentially increasing the volatility in our effective tax rate (see Note 9, “Income Taxes”). Additionally, we prospectively adopted the requirement to present recognized excess tax benefits related to employee share-based payments as an operating activity in the accompanying Consolidated Statements of Cash Flows. ASU 2016-09 also eliminates prospectively the requirement to consider anticipated tax windfalls and shortfalls in the calculation of assumed proceeds under the treasury stock method used for computing the dilutive effect of share-based payment awards in the calculation of diluted earnings per share. Finally, ASU 2016-09 requires the recognition of excess tax benefits related to employee share-based payments, regardless of whether the tax deduction reduces taxes payable. As part of the adoption of this requirement, we decreased the opening balance of accumulated deficit by $1.8 million to recognize excess tax benefits not previously recorded since they did not reduce taxes payable. The adoption of the remaining requirements of ASU 2016-09 did not have a material impact on our financial position or results of operation.

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

We have completed our assessment of our systems, available data and processes that will be affected by the implementation of this new guidance. We are continuing to work towards establishing policies, updating our processes and implementing necessary changes to be able to comply with the new requirements. Through evaluation of the standard’s requirements, the Company plans to utilize several practical expedients including (i) viewing shipping and handling as a fulfillment cost versus a distinct performance obligation, and (ii) the right to invoice expedient as it relates to transaction-related revenue activities. Based on the results of our assessment to date, we anticipate this standard will have an impact, which could be significant, on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue.  We expect revenue related to hardware sales, software-as-a-service-based offerings, client services, electronic data interchange services, and managed services to remain substantially unchanged. We expect to recognize a significant portion of license revenue upfront rather than be restricted to payment amounts due under extended payment term contracts as required under the current guidance.  We also expect to recognize license revenue upfront rather than over the subscription period from certain multi-year software subscription contracts that include both software licenses and software support and maintenance. Due to the complexity of certain of our license subscription contracts, the actual revenue license recognition treatment required under the new standard will be dependent on contract-specific terms, and may vary in some instances from upfront recognition.

Additionally, we currently only capitalize direct sales commissions that are specifically associated with new or renewal contracts. The new revenue recognition guidance requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. As part of our implementation efforts, we have identified certain indirect commissions and other payments that would be eligible for capitalization under the new guidance because they are also incremental costs solely associated with new or renewal contracts that we expect to recover. As result, we expect to record a deferral for such costs, which could be significant, upon adoption of the new guidance on January 1, 2018.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provides new accounting guidance to simplify and improve the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after the issuance of this Update. We are currently evaluating the impact of this accounting guidance, including the timing of adoption.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Business Combinations

2017 Business Combinations

Acquisition of DeVero

On July 17, 2017, Netsmart (as defined below) completed the acquisition of DeVero, Inc. (“DeVero”), a healthcare technology company that develops electronic medical record solutions for home healthcare and hospice, for an aggregate purchase price of $50.7 million in cash. The purchase price was funded through incremental borrowings under Netsmart’s debt facilities. The allocation of the aggregate consideration is as follows: $32.9 million of goodwill; $19.0 million of intangible assets related to customer relationships; $6.9 million of intangible assets related to technology; $2.0 million of cash; other assets of $1.5 million; accounts payable and accrued expenses of $2.3 million; deferred revenue of $0.9 million; and deferred income taxes of $8.4 million. This allocation is preliminary and subject to changes, which could be significant, as liabilities related to deferred taxes are finalized, and additional information becomes available. The acquired intangible assets related to technology and customer relationships will be amortized over their estimated useful lives of 7-20 years using a method that approximates the pattern of economic benefits to be gained by the intangible assets. The goodwill is not deductible for tax purposes. The results of operations of DeVero were not material to our consolidated results of operations for the three and nine months ended September 30, 2017.

NantHealth Asset Purchase Agreement

On August 25, 2017, the Company completed the acquisition of substantially all of the assets relating to the provider/patient engagement solutions business of NantHealth, Inc. (“NantHealth”).  The consideration for the transaction included the 15,000,000 shares of common stock of NantHealth that had been held by the Company as available for sale securities and which had a fair value of $42.8 million at the time of the transaction.  The transaction also includes adjustments for working capital and deferred revenue obligations, as well as a modification of the commercial agreement between the parties. Total consideration for the transaction was as follows:

(In thousands)
Cash	$1,742
NantHealth common stock	42,750
Less: Value assigned to modification of existing commercial agreement with NantHealth	(22,700)
Total consideration for NantHealth provider/patient solutions business	$21,792

The allocation of the fair value of the consideration transferred as of the acquisition date of August 25, 2017 is shown in the table below. This allocation is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, and additional information becomes available. The goodwill is expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$21
Accounts receivable, net	2,078
Prepaid expenses and other current assets	1,806
Fixed assets	7,099
Intangible assets	12,400
Goodwill	9,058
Other assets	205
Accounts payable and accrued expenses	(1,575)
Deferred revenue	(9,300)
Net assets acquired	$21,792

The following table summarizes the estimated fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	19	$9,200
Technology	5	3,000
Tradenames	5	200
		$12,400

Asset Purchase Agreement with Third Party

On March 31, 2017, Netsmart entered into an Asset Purchase Agreement with a third party, for an aggregate cash consideration of $4.0 million, to acquire intellectual property, certain contractual relationships and certain associates. This transaction has been accounted for as a business combination. The Asset Purchase Agreement provides for contingent consideration to be paid to the third party based on the number of customers of the third party that migrate to Netsmart’s electronic health record product.  The value of the contingent consideration has been estimated to be $0.7 million. Netsmart accrued $0.5 million at September 30, 2017 within other liabilities. This amount represents the discounted fair value of the contingent consideration. This transaction resulted in the recognition of goodwill of $4.4 million. The goodwill is expected to be deductible for tax purposes. We have finalized the allocation of the fair value of the consideration transferred as of September 30, 2017.

2016 Business Combinations Update

Formation of Joint Business Entity and Acquisition of Netsmart, Inc.

On March 20, 2016, we entered into a Contribution and Investment Agreement with GI Netsmart Holdings LLC, a Delaware limited liability company (“GI Partners”), to form a joint business entity to which we contributed our HomecareTM business and GI Partners made a cash contribution. On April 19, 2016, the joint business entity acquired Netsmart, Inc., a Delaware corporation. As a result of these transactions (the “Netsmart Transaction”), the joint business entity combined the Allscripts HomecareTM business with Netsmart, Inc. Throughout the rest of this Form 10-Q, the joint business entity is referred to as “Netsmart”. As part of the Netsmart Transaction, we deposited $15 million in an escrow account to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart over the next five years, at which time the restriction on any unused funds will lapse. As of September 30, 2017, there is $11.3 million remaining in the escrow account. Our Form 10-K includes a detailed discussion about the Netsmart Transaction. We finalized the allocation of the fair value of the consideration transferred as of December 31, 2016.

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

Other Acquisitions

During the second quarter of 2017 we recorded final measurement period adjustments against goodwill related to the Company’s acquisitions of third parties during the fourth quarter of 2016.

Supplemental Information

The supplemental pro forma results below for the three and nine months ended September 30, 2017 and 2016 were calculated after applying our accounting policies and adjusting the results of NantHealth’s provider /patient engagement solutions business to reflect (i) the additional amortization of acquired intangible assets and (ii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value, that would have been recognized assuming the acquisition occurred on January 1, 2016, together with the consequential tax effects. The supplemental pro forma results were also adjusted to exclude acquisition-related and transaction costs incurred during the 2017 period. The revenue and net loss of NantHealth’s provider/patient solutions business since August 25, 2017 are included in our consolidated statement of operations for the three and nine months ended September 30, 2017.

The supplemental pro forma results below for the three and nine months ended September 30, 2016 were calculated after applying our accounting policies and adjusting the results of Netsmart and HealthMEDX to reflect (i) the additional depreciation and amortization that would have resulted from the fair value adjustments to property, plant and equipment and intangible assets, (ii) the additional interest expense associated with Netsmart’s borrowings under new term loans and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value, that would have been recognized assuming both acquisitions occurred on January 1, 2015, together with the consequential tax effects. The supplemental pro forma results were also adjusted to exclude acquisition-related and transaction costs incurred during the 2016 period. The effects of transactions between Allscripts and Netsmart during the periods presented have been eliminated in the supplemental pro forma data. The revenue and net loss of Netsmart since April 19, 2016 are included in our consolidated statement of operations for the three and nine months ended September 30, 2016. The consolidated statements of operations for the three and nine months ended September 30, 2016 do not include any actual revenue and earnings from HealthMEDX since this acquisition was completed on October 27, 2016.

The below supplemental pro forma data for the combined entity is presented under the assumption that the Netsmart and HealthMEDX acquisitions occurred on January 1, 2015 and the NantHealth provider/patient solutions business acquisition occurred on January 1, 2016. The three and nine months ended September 30, 2017 only reflect pro forma adjustments related to the NantHealth provider/patient solutions business, as Netsmart and HealthMEDX are included for the full 2017 periods.

(In thousands, except per share amounts)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Actual from Netsmart since acquisition date of April 19, 2016:
Revenue			$52,621	$96,855
Net loss			$(11,126)	$(18,239)

Actual from NantHealth since acquisition date of August 25, 2017:
Revenue	$648	$0	$648	$0
Net loss	$(628)	$0	$(628)	$0

Supplemental pro forma data for combined entity:
Revenue	$451,142	$1,296,008	$403,741	$1,229,471
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(27,260)	$(223,449)	$(14,799)	$(66,220)
Loss per share, basic and diluted	$(0.15)	$(1.24)	$(0.08)	$(0.35)

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 financial instruments included our investment in NantHealth common stock. Refer to Note 11, “Other Comprehensive Income,” for further information regarding our available for sale marketable securities.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	September 30, 2017				December 31, 2016
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
NantHealth Common Stock	Available for sale marketable securities	$0	$0	$0	$0	$149,100	$0	$0	$149,100
1.25% Call Option	Other assets	0	0	44,882	44,882	0	0	17,080	17,080
1.25% Embedded cash conversion option	Other liabilities	0	0	(45,973)	(45,973)	0	0	(17,659)	(17,659)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	1,362	0	1,362	0	1,021	0	1,021
Total		$0	$1,362	$(1,091)	$271	$149,100	$1,021	$(579)	$149,542

Long-term Investments

The following table summarizes our long-term equity investments which are included in other assets in the accompanying consolidated balance sheets:

	Number of
	Investees	Original	Carrying Value at
(In thousands, except # of investees)	at September 30, 2017	Investment	September 30, 2017	December 31, 2016
Equity method investments (1)	3	$1,658	$4,142	$2,436
Cost method investments	7	32,784	26,572	26,041
Total equity investments	10	$34,442	$30,714	$28,477

_________________________________

(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of September 30, 2017, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Impairment of Long- term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if any declines in fair value are other than temporary. Based on management's assessment during the second quarter of 2017, the Company determined that the decline in fair value of our available for sale marketable securities was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery, the fact that the fair value of each investment had continued to decline below cost over the period held, and the Company's uncertainty around the near-term prospects for certain of the investments. As a result, the Company recognized other-than-temporary impairment charges of $142.2 million on available for sale marketable securities during the second quarter of 2017. The cost basis of these marketable securities prior to recognizing the impairment charges was approximately $205.6 million. The Company determined the fair value of these securities based on Level 1 inputs. During the three months ended September 30, 2017, the Company recognized an additional $20.7 million loss upon the final disposition of these securities in connection with the NantHealth provider/patient solutions business acquisition (refer to Note 2, “Business Combinations”). In addition, the Company recognized other-than-temporary impairment charges of $2.1 million on a cost method equity investment during the nine months ended September 30, 2017. The aggregate carrying value of this equity investment prior to recognizing the impairment charge was $2.1 million. These impairment charges are included in impairment of and losses on long-term investments line in our consolidated statement of operations for the nine months ended September 30, 2017.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility and Netsmart’s Credit Agreements (as defined in Note 8, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as September 30, 2017, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2017 and 2016 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.  In addition, the three and nine months periods ended September 30, 2017 and 2016 include stock-based compensation expense related to Netsmart’s time-based liability classified option awards. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Cost of revenue:
Software delivery, support and maintenance	$378	$979	$2,491	$3,209
Client services	899	884	3,464	3,512
Total cost of revenue	1,277	1,863	5,955	6,721
Selling, general and administrative expenses	7,193	6,464	17,793	17,972
Research and development	1,934	1,446	6,643	6,141
Total stock-based compensation expense	$10,404	$9,773	$30,391	$30,834

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and nine months ended September 30, 2017 and 2016.

We granted stock-based awards as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	11	$13.73	1,908	$12.38
Performance-based restricted stock units with a service condition	38	$13.25	610	$12.01
Market-based restricted stock units with a service condition	0	$0.00	613	$13.34
	49	$13.36	3,131	$12.50

During the nine months ended September 30, 2017 and the year ended December 31, 2016, 1.2 million and 1.5 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the nine months ended September 30, 2017 and year ended December 31, 2016 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2017 and 2016 were 569 thousand and 572 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 17, 2016, we announced that our Board approved a stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. During the three and nine months ended September 30, 2017, we repurchased 0.0 million and 1.0 million shares, respectively, of our common stock under the program for a total of $12.1 million. The approximate dollar value of shares that may yet be purchased under the program as of September 30, 2017 was $163.9 million. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Netsmart Stock-based Compensation Expense

Stock-based compensation expense (benefit) related to Netsmart’s time-based liability classified option awards was included in the following categories in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Cost of revenue:
Software delivery, support and maintenance	$42	$31	$17	$56
Client services	56	33	(12)	70
Total cost of revenue	98	64	5	126
Selling, general and administrative expenses	2,302	1,617	(557)	2,945
Research and development	63	43	(13)	79
Total stock-based compensation expense (benefit)	$2,463	$1,724	$(565)	$3,150

At September 30, 2017, the liability for outstanding awards was $5.2 million. As of September 30, 2017 the weighted average fair value per option unit using the Black‑Scholes‑Merton option pricing model was estimated at $0.23, as compared to $0.54 at December 31, 2016. A significant portion of the decrease in fair value occurred during the first quarter of 2017 and resulted in the reversal of previously recognized stock-based compensation expense during the three months ended March 31, 2017, as required under the liability method of accounting.

During the three and nine months ended September 30, 2017, 3.3 million option unit awards were granted by Netsmart . Of the 3.3 million unit awards granted, 2.1 million were time-based and 1.2 million were performance-based. These options were issued at an exercise price of $1.00.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Basic Loss per Common Share:
Net (loss) income	$(17,462)	$157	$(169,038)	$148
Less: Net income attributable to non-controlling interests	(163)	(151)	(352)	(142)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,962)	(10,191)	(32,887)	(18,344)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(28,587)	$(10,185)	$(202,277)	$(18,338)

Weighted-average common shares outstanding	180,634	186,226	180,864	187,190

Basic Loss per Common Share	$(0.16)	$(0.06)	$(1.12)	$(0.10)

Diluted Loss per Common Share:
Net (loss) income	$(17,462)	$157	$(169,038)	$148
Less: Net income attributable to non-controlling interests	(163)	(151)	(352)	(142)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,962)	(10,191)	(32,887)	(18,344)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(28,587)	$(10,185)	$(202,277)	$(18,338)

Weighted-average common shares outstanding	180,634	186,226	180,864	187,190
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	180,634	186,226	180,864	187,190

Diluted Loss per Common Share	$(0.16)	$(0.06)	$(1.12)	$(0.10)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and nine months ended September 30, 2017 and 2016, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for that period, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	26,085	27,580	26,636	26,219

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$638,118	$(388,913)	$249,205	$627,819	$(347,477)	$280,342
Customer contracts and relationships	843,458	(454,430)	389,028	813,021	(430,960)	382,061
Total	$1,481,576	$(843,343)	$638,233	$1,440,840	$(778,437)	$662,403

Intangibles not subject to amortization:
Registered trademarks			$79,000			$79,000
Goodwill			1,971,950			1,924,052
Total			$2,050,950			$2,003,052

Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2017 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2016	$843,837	$404,875	$675,340	$1,924,052
DeVero acquisition	0	0	32,943	32,943
Nanthealth provider/patient solutions business	0	9,058	0	9,058
Other additions	405	47	4,503	4,955
Foreign exchange translation	942	0	0	942
Balance as of September 30, 2017	$845,184	$413,980	$712,786	$1,971,950

There were no accumulated impairment losses associated with our goodwill as of September 30, 2017 or December 31, 2016.

Additions during the third quarter of 2017 include goodwill of $9.1 million arising from Allscripts’ purchase of NantHealth’s provider/patient engagement solutions business and $32.9 million arising from Netsmart’s acquisition of DeVero. Other additions during the nine months ended September 30, 2017 include additions arising from Netsmart’s Asset Purchase Agreement with a third party and measurement period adjustments against goodwill related to the Company’s acquisitions of third parties in late 2016. Refer to Note 2, “Business Combinations,” for additional information regarding these transactions.

7. Asset and Long-term Investment Impairment Charges

We incurred the following asset and long-term investment impairment charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Asset impairment charges	$0	$0	$0	$4,650
Impairment of and losses on long-term investments	$20,700	$0	$165,290	$0

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

During the nine months ended September 30, 2017, we recognized non-cash charges of $165.3 million including other than temporary impairment charges of $144.6 million during the second quarter of 2017 associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of the impairment charges relate to our investment in NantHealth common stock. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 11, “Other Comprehensive Income,” for further information regarding these impairments. During the three months ended September 30, 2017, we realized an additional $20.7 million loss upon the final disposition of the NantHealth common stock. Refer to Note 2, “Business Combinations,” for information regarding the divestiture of our investment in NantHealth common stock in connection with our acquisition of certain assets related to NantHealth’s provider/patient engagement solutions business.

8. Debt

Debt outstanding, excluding capital leases, consists of the following:

	September 30, 2017			December 31, 2016
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$39,319	$305,681	$345,000	$49,186	$295,814
Senior Secured Credit Facility	470,000	3,690	466,310	441,875	4,691	437,184
Netsmart Non-Recourse Debt:
First Lien Term Loan	480,533	11,482	469,051	432,925	11,655	421,270
Second Lien Term Loan	167,000	7,789	159,211	167,000	8,901	158,099
Other debt	0	0	0	13	0	13
Total debt	$1,462,533	$62,280	$1,400,253	$1,386,813	$74,433	$1,312,380
Less: Debt payable within one year - excluding Netsmart	25,000	450	24,550	15,638	480	15,158
Less: Debt payable within one year - Netsmart	4,866	2,117	2,749	4,351	1,900	2,451
Total long-term debt, less current maturities	$1,432,667	$59,713	$1,372,954	$1,366,824	$72,053	$1,294,771

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Interest expense	$5,577	$3,896	$15,079	$11,029
Amortization of discounts and debt issuance costs	3,674	3,522	10,867	10,401
Netsmart:
Interest expense (1)	12,107	11,019	34,188	19,549
Amortization of discounts and debt issuance costs	894	930	2,588	1,778
Total interest expense	$22,252	$19,367	$62,722	$42,757

(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Notes, included in the table above, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Coupon interest at 1.25%	$1,078	$1,078	$3,234	$3,234
Amortization of discounts and debt issuance costs	3,342	3,185	9,866	9,401
Total interest expense related to the 1.25% Notes	$4,420	$4,263	$13,100	$12,635

Allscripts Senior Secured Credit Facility

As of September 30, 2017, $225.0 million under a term loan, $245.0 million under our revolving credit facility, and $0.8 million in letters of credit were outstanding under our senior secured credit facility.

As of September 30, 2017, the interest rate on the borrowings under our senior secured credit facility was LIBOR plus 2.25%, which totaled 3.49%. We were in compliance with all covenants under the senior secured credit facility agreement as of September 30, 2017.

As of September 30, 2017, we had $304.2 million available, net of outstanding letters of credit, under our revolving credit facility. There can be no assurance that we will be able to draw on the full available balance of our revolving credit facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings. Refer to Note 15, “Subsequent Events,” for information regarding an additional borrowing of $185.0 million under our revolving credit facility to fund a business acquisition that occurred subsequent to September 30, 2017.

As of September 30, 2017, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

Netsmart Non-Recourse Debt

As of September 30, 2017, $480.5 million under the Netsmart First Lien Term Loan, $167.0 million under the Netsmart Second Lien Term Loan and no amounts under the Netsmart Revolving Facility (collectively, the “Credit Agreements”) were outstanding.

As of September 30, 2017, the interest rate on the borrowings under the Netsmart First Lien Term Loan was Adjusted LIBO plus 4.50%, which totaled 5.83%, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO plus 9.50%, which totaled 10.82%, and the interest rate on the borrowings under the Netsmart Revolving Facility was Adjusted LIBO plus 4.75%, which totaled 6.08%. Netsmart was in compliance with all covenants under its Credit Agreements as of September 30, 2017.

As of September 30, 2017, Netsmart had $50.0 million available, with no outstanding letters of credit commitments, under the Netsmart Revolving Facility. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes future debt payment obligations as of September 30, 2017:

(In thousands)	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$345,000	$0	$0
Term Loan	225,000	6,250	28,125	40,625	150,000	0	0
Revolving Facility (2)	245,000	0	0	0	245,000	0	0
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	480,533	1,217	4,866	4,866	4,866	4,866	459,852
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total debt	$1,462,533	$7,467	$32,991	$45,491	$744,866	$4,866	$626,852

(1)     Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2)     Assumes no additional borrowings after September 30, 2017, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
(Loss) income before income taxes	$(17,700)	$(2,499)	$(170,111)	$(2,448)
Income tax benefit (provision)	$238	$2,656	$1,073	$2,596
Effective tax rate	1.3%	106.3%	0.6%	106.0%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2017, compared with the prior year comparable periods, differs primarily due to $64.2 million of valuation allowance in the nine months ended September 30, 2017 for deferred taxes on a capital loss carryforward, which can only can be deductible to the extent of offsetting capital gains.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). We recorded $67.8 million of valuation allowance during the nine months ended September 30, 2017 related to deferred tax assets associated with net operating loss carryforwards, credit carryforwards and other deferred tax assets not expected to be realized.

Effective January 1, 2017, we adopted ASU 2016-09.  The guidance in ASU 2016-09, among other things, will require all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled as a discrete item in the period in which they occur.  In the nine months ended September 30, 2017, we recorded $1.5 million of tax expense for awards in which the compensation cost recorded was higher than the tax deductions for the awards.  We recorded an offsetting release of valuation allowance in the quarter of $1.5 million, the effect of which has already been included in the valuation allowance amount recorded in the nine months ended September 30, 2017 noted above.  ASU 2016-09 requires entities to recognize excess tax benefits, regardless of whether the tax deduction reduces taxes payable.  As part of adopting the new standard, we recorded a gross cumulative effect adjustment of $5.6 million to the opening balance of accumulated deficit to create a deferred tax asset to recognize excess tax benefits not previously recorded.  The net decrease to accumulated deficit was $1.8 million due to the recognition of a corresponding valuation allowance of $3.8 million.

Our unrecognized income tax benefits were $12.0 million and $11.4 million as of September 30, 2017 and December 31, 2016, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	September 30, 2017
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,362	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	44,882	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	45,973
Total derivatives		$46,244		$45,973

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,021	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	17,080	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	17,659
Total derivatives		$18,101		$17,659

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of September 30, 2017, there were 9 forward contracts outstanding that were staggered to mature monthly starting in October 2017 and ending in June 2018. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2018. As of September 30, 2017, the notional amount of each outstanding forward contract was  120 million INR, or the equivalent of $1.8 million, based on the exchange rate between the United States dollar and the INR in effect as of September 30, 2017. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three and nine months ended September 30, 2017, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of September 30, 2017, we estimate that $1.4 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Foreign exchange contracts	$16	$2,323	Cost of Revenue	$241	$674
			Selling, general and administrative expenses	184	515
			Research and development	$283	$793

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Foreign exchange contracts	$971	$1,172	Cost of Revenue	$88	$84
			Selling, general and administrative expenses	71	68
			Research and development	$126	$120

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
1.25% Call Option	$12,837	$2,306	$27,802	$(39,404)
1.25% Embedded cash conversion option	(13,043)	(2,362)	(28,314)	39,609
Net (loss) gain included in other income, net	$(206)	$(56)	$(512)	$205

11. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net (Losses) Gains on Available for Sale Securities	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2016 (1)	$(6,028)	$(56,420)	$619	$(61,829)
Other comprehensive income (loss) before reclassifications	3,040	(106,355)	1,421	(101,894)
Net losses (gains) reclassified from accumulated other comprehensive loss (2)	0	162,865	(1,209)	161,656
Net other comprehensive income	3,040	56,510	212	59,762
Balance as of September 30, 2017 (3)	$(2,988)	$90	$831	$(2,067)
______________________________________________________

(1)	Net of taxes of $402 thousand for unrealized net gains on foreign exchange contract derivatives and $61 thousand for unrealized net gains on available for sale securities.
(2)

Reclassification adjustment related to other-than-temporary impairment and loss on disposition of our investment in NantHealth. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 7, “Asset and Long-term

Investment Impairment Charges,” for further information regarding this impairment. Refer to Note 2, “Business Combinations,” for information regarding our disposition of the NantHealth common stock.
(3)	Net of taxes of $531 thousand for unrealized net gains on foreign exchange contract derivatives and $58 thousand for unrealized net gains on available for sale securities.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Losses on Available for Sale Securities	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2015 (1)	$(4,500)	$0	$258	$(4,242)
Other comprehensive (loss) income before reclassifications	(49)	(8,365)	710	(7,704)
Net losses reclassified from accumulated other comprehensive loss	0	0	(165)	(165)
Net other comprehensive (loss) income	(49)	(8,365)	545	(7,869)
Balance as of September 30, 2016 (2)	$(4,549)	$(8,365)	$803	$(12,111)

____________________________________________________________________________

(1) Net of taxes of $166 thousand for unrealized net gains on foreign exchange contract derivatives.

  (2) Net of taxes of $521 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2017			2016
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$693	$0	$693	$150	$0	$150
Available for sale securities:
Net loss arising during the period	(20,704)	1	(20,703)	9,750	0	9,750
Net loss reclassified into income (1)	20,700	0	20,700	0	0	0
Net change in unrealized gains (losses) on available for sale securities	(4)	1	(3)	9,750	0	9,750
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	16	(6)	10	971	(382)	589
Net (gains) losses reclassified into income	(708)	276	(432)	(285)	112	(173)
Net change in unrealized (losses) gains on foreign exchange contracts	(692)	270	(422)	686	(270)	416
Net (loss) gain on cash flow hedges	(692)	270	(422)	686	(270)	416
Other comprehensive income (loss)	$(3)	$271	$268	$10,586	$(270)	$10,316

____________________________________________

(1)

Reclassification adjustment related to other-than-temporary impairment of our investment in NantHealth. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 7, “Asset and Long-term Investment Impairment Charges,” for further information regarding this impairment. Refer to Note 2, “Business Combinations,” for information regarding our divestiture of the NantHealth common stock.

	Nine Months Ended September 30,
	2017			2016
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,040	$0	$3,040	$(49)	$0	$(49)
Available for sale securities:
Net loss arising during the period	(106,358)	3	(106,355)	(8,365)	0	(8,365)
Net loss reclassified into income (1)	162,865	0	162,865	0	0	0
Net change in unrealized gains (losses) on available for sale securities	56,507	3	56,510	(8,365)	0	(8,365)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	2,323	(902)	1,421	1,172	(462)	710
Net (gains) losses reclassified into income	(1,982)	773	(1,209)	(272)	107	(165)
Net change in unrealized gains (losses) on foreign exchange contracts	341	(129)	212	900	(355)	545
Net gain (loss) on cash flow hedges	341	(129)	212	900	(355)	545
Other comprehensive income (loss)	$59,888	$(126)	$59,762	$(7,514)	$(355)	$(7,869)

____________________________________________

(1)

Reclassification adjustment related to other-than-temporary impairment of our investment in NantHealth. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 7, “Asset and Long-term Investment Impairment Charges,” for further information regarding this impairment. Refer to Note 2, “Business Combinations,” for information regarding our divestiture of the NantHealth common stock.

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

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. In the opinion of our management, the ultimate disposition of pending legal proceedings or claims will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these legal proceedings were resolved against us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective clients or cause us to incur increased compliance costs, either of which could further adversely affect our operating results.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in the U.S. District Court for the Northern District of Illinois against us alleging violations of the Telephone Consumer Protection Act (the “TCPA”). On June 2, 2017, the court denied Allscripts’ motion for summary judgment, and also denied Plaintiff’s motion for class certification.  Plaintiff did not seek appellate review of the Court’s denial of class certification, so the only claim remaining in the case is Plaintiff’s individual TCPA claim. On August 11, 2017, Plaintiff filed a motion for summary judgment against Allscripts.  On September 25, the court stayed this matter pending the outcome of the appeal in Brodsky v. Humana Dental Ins. Co., (Case 17-8019) 7th Cir., which may have implications on the outcome of Plaintiff’s motion in this case.

The EIS Business acquired from McKesson on October 2, 2017 (as discussed below under Note 15, “Subsequent Events”) is subject to a May 2017 civil investigative demand (CID) from the U.S. Attorney’s Office for the Eastern District of New York.  The CID requests documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program.  McKesson has agreed, with respect to the CID, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition.

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

As of September 30, 2017, we had eight operating segments, which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the Ambulatory, Hospitals and Health Systems, previously named “Acute”, and the Payer and Life Sciences strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include electronic health record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of four separate operating segments: Population Health, FollowMyHealth®, EPSiTM and NantHealth. This reportable segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). These solutions enable clients to connect, transition, analyze and coordinate care across the entire care community. The NantHealth operating segment was created from our acquisition of certain assets related to NantHealth’s provider/patient engagement solutions business on August 25, 2017. The operating results associated with this business have been included in the population health reportable segment results since the date of the acquisition. Refer to Note 2, “Business Combinations,” for additional information related to this acquisition. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment.  The Netsmart segment also includes the results of HealthMEDX and DeVero, which were acquired subsequent to the Netsmart Transaction. Refer to Note 2, “Business Combinations” for further details regarding the acquisition of these businesses. Netsmart operates in the home care and behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health segment, as well as to post-acute home care organizations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenue:
Clinical and Financial Solutions	$303,323	$276,503	$870,452	$830,200
Population Health	60,515	61,722	179,313	170,803
Netsmart	83,618	52,621	235,046	96,854
Unallocated Amounts	1,986	1,538	4,197	26,606
Total revenue	$449,442	$392,384	$1,289,008	$1,124,463

Gross Profit:
Clinical and Financial Solutions	$130,224	$113,677	$363,228	$349,017
Population Health	41,947	46,337	125,535	125,152
Netsmart	39,644	17,378	111,489	32,327
Unallocated Amounts	(9,896)	(11,233)	(32,190)	(21,755)
Total gross profit	$201,919	$166,159	$568,062	$484,741

Income (loss) from operations:
Clinical and Financial Solutions	$68,837	$59,921	$186,846	$188,145
Population Health	29,298	32,977	86,282	81,895
Netsmart	7,153	(6,426)	23,910	(8,825)
Unallocated Amounts	(79,915)	(69,598)	(239,298)	(213,871)
Total income from operations	$25,373	$16,874	$57,740	$47,344

14. Supplemental Disclosures

Restricted Cash

The majority of the restricted cash balance as of September 30, 2017 represents Netsmart’s cash deposits to maintain two letters of credit with a financial institution related to customer agreements.

	Nine Months Ended September 30,
(In thousands)	2017	2016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$104,301	$76,636
Restricted cash	5,123	615
Total cash, cash equivalents and restricted cash	$109,424	$77,251

Supplemental non-cash information:
Exchange of Netsmart, Inc. common stock for redeemable convertible preferred stock - Netsmart by Netsmart, Inc. management	$0	$25,543
Exchange of NantHealth, Inc. common stock for net assets acquired of provider/patient solutions business	$42,750	$0
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$32,887	$18,344
Obligations incurred to purchase capitalized software or enter into capital leases	$11,515	$0
Issuance of treasury stock to commercial partner	$334	$0

15. Subsequent Events

On October 2, 2017, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”), completed the transactions contemplated by a purchase agreement (the “Purchase Agreement”) with McKesson Corporation (“McKesson”), pursuant to which Healthcare LLC purchased McKesson’s Enterprise Information Solutions Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson for a purchase price of $185 million, subject to adjustments for net working capital and net debt.  The purchase price was funded through incremental borrowings under our debt facilities. The financial results of the EIS Business will be consolidated with our financial results starting on the date of the transaction. As of the date of this Form 10-Q, the preliminary allocation of the fair value of the consideration transferred has not yet been completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the expected financial contribution and results of the Netsmart joint business entity, including consolidation for financial reporting purposes, the EIS business, and the provider/patient solutions business acquired from NantHealth; the successful integration of the EIS and the provider/patient solutions businesses; the anticipated and unanticipated expenses and liabilities related to the acquisition and the acquired EIS and provider/patient solutions businesses; Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new companies or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; security breaches; price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Given that we expect CMS will release further future regulations related to EHRs, even as we comply with previously published rules associated with the QPP, as well as Stage 3 of the Meaningful Use program for those organizations not eligible for the QPP, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve applicable product certifications, any changing frequency of the Office of the National Coordinator for Health Information Technology (“ONC”) certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions, as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products, have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services.

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. With the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare will have an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”), as allowed by the regulation. These programs will require increased reporting on quality measures; additionally, the MIPS consolidates several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see a new reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help them be successful under the more complex MACRA requirements. Regulations released in the fourth quarter of 2016 in response to the MACRA also addressed, at least in part, current ambiguities among physician populations and healthcare organizations, enabling them to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.  Such regulations are expected to be released on an annual basis and are in process for 2017.

HITECH resulted in additional related new orders for our EHR products, and we believe that the MACRA could drive purchases of not only EHRs but additional technologies necessary in advanced payment models. Large physician groups will continue to purchase and enhance their use of EHR technology, though the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to QPP-related programs for Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 or Stage 2 of Meaningful Use have and will continue to demonstrate that they have not been able to comply with the requirements for the 2015 Edition, which continues to present additional opportunities in the replacement market, particularly in the smaller physician space. As the incentive payments have begun to wind down and shifts in policies related to payment adjustments from the new presidential Administration in the United States is revealed, the role of commercial payers and their continued expansion of alternative payment models, as well as the anticipated growth in Medicaid payment models, is expected to provide a different motivation for purchase and expansion.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Continued decisions by the new Administration and Congress to alter the implementation of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) creates uncertainty for us and for our clients for the near term. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain federal, state or private sector programs.  Others, such as the repeal of or adjustments made to the PPACA by the new Administration and Congress, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, decisions not to continue policies from the previous Administration, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures in the industry, and any contributive factors to such failures, which could impact our clients and our business.  However, passage of the 21st Century Cures legislation in December 2016, with components included to address concerns about interoperability, as well as any continued Congressional focus on repealing or adjusting the PPACA, may lead to a decrease in such activity.

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

Third Quarter 2017 Summary and Recent Developments

During the third quarter of 2017, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning the company for sustainable long-term growth both domestically and globally. Additionally, we believe that there are still opportunities for continuing to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the third quarter of 2017 was $449 million, an increase of 15% compared to the third quarter of 2016. For the three months ended September 30, 2017, software delivery, support and maintenance revenue and client services revenue totaled $294 million, for an increase of 16%, and $155 million, for an increase of 11%, respectively, as compared with the three months ended September 30, 2016.

Gross profit and gross margin increased during the third quarter of 2017 compared with the prior year comparable period, primarily due to improved profitability from the delivery of recurring subscription-based software sales and recurring client services, particularly private-cloud hosting, as we continue to expand our customer base for these services. This marks the highest quarterly gross profit and gross margin that we have achieved in the last three years.

During the three months ended September 30, 2017, we recognized a loss on the disposition of available for sale securities of $20.7 million associated with the Company’s disposition of NantHealth, Inc. (“NantHealth”) common stock as consideration for the acquisition of NantHealth’s provider/patient engagement solutions business (as described below).

Our contract backlog as of September 30, 2017 was at a record high of $4.1 billion and remained unchanged compared with contract backlog as of June 30, 2017, while increasing 5% compared with contract backlog as of September 30, 2016.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $304 million for the three months ended September 30, 2017, which represented an increase of 4% over the comparable prior period amount of $291 million and a decrease of 25% from the second quarter of 2017 amount of $407 million. The growth in bookings compared with the third quarter of 2016 reflects the strong long-term value proposition of our comprehensive offerings, which are targeted across the continuum of care globally. The decline in bookings compared to the second quarter of 2017 in part reflects a normal seasonal fluctuation in customer spending patterns, which generally adversely affect bookings during our third fiscal quarter whereby it is typically one of the lower bookings quarters during the year. Similarly, in 2016, bookings for the third quarter declined 20% from the second quarter. This pattern should not be relied upon or be considered indicative of our future performance, however, as it has varied in magnitude in the past. New client business totaled approximately one-third of bookings for the third quarter of 2017. The composition of our bookings for the three months ended September 30, 2017 was 50% of client services-related bookings and 50% software delivery-related bookings. The corresponding ratios for the three months ended September 30, 2016 were 49% and 51%, respectively.

On August 25, 2017, the Company completed the acquisition of certain assets relating to NantHealth’s provider/patient engagement solutions business.  The consideration for the transaction was the 15,000,000 shares of common stock of NantHealth that had been owned by the Company.

On October 2, 2017, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”), completed the acquisition of McKesson Corporation’s (“McKesson’s”) Enterprise Information Solutions (EIS) Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson for a purchase price of $185 million, subject to adjustments for net working capital and net debt. The purchase price was funded through incremental borrowings under our debt facilities.  Additional information about the acquisition is contained in a Current Report on Form 8-K filed with the SEC by the Company on October 2, 2017.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Software delivery, support and maintenance	$294,221	$252,692	16.4%	$845,951	$731,721	15.6%
Client services	155,221	139,692	11.1%	443,057	392,742	12.8%
Total revenue	449,442	392,384	14.5%	1,289,008	1,124,463	14.6%
Cost of revenue:
Software delivery, support and maintenance	86,893	86,537	0.4%	259,361	240,860	7.7%
Client services	132,629	116,415	13.9%	379,797	335,957	13.0%
Amortization of software development and acquisition-related assets	28,001	23,273	20.3%	81,788	62,905	30.0%
Total cost of revenue	247,523	226,225	9.4%	720,946	639,722	12.7%
Gross profit	201,919	166,159	21.5%	568,062	484,741	17.2%
Gross margin %	44.9%	42.3%		44.1%	43.1%
Selling, general and administrative expenses	117,352	98,778	18.8%	340,234	277,733	22.5%
Research and development	51,057	45,142	13.1%	146,748	140,070	4.8%
Asset impairment charges	0	0	0.0%	0	4,650	(100.0%)
Amortization of intangible and acquisition-related assets	8,137	5,365	51.7%	23,340	14,944	56.2%
Income from operations	25,373	16,874	50.4%	57,740	47,344	22.0%
Interest expense	(22,252)	(19,367)	14.9%	(62,722)	(42,757)	46.7%
Other (loss) income, net	(570)	(6)	NM	(545)	466	NM
Impairment of and losses on long-term investments	(20,700)	0	100.0%	(165,290)	0	100.0%
Equity in net (loss) income of unconsolidated investments	449	0	NM	706	(7,501)	(109.4%)
Income (loss) before income taxes	(17,700)	(2,499)	NM	(170,111)	(2,448)	NM
Income tax benefit (provision)	238	2,656	(91.0%)	1,073	2,596	(58.7%)
Effective tax rate	1.3%	106.3%		0.6%	106.0%
Net (loss) income	(17,462)	157	NM	(169,038)	148	NM
Less: Net loss (income) attributable to non-controlling interest	(163)	(151)	7.9%	(352)	(142)	147.9%
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,962)	(10,191)	7.6%	(32,887)	(18,344)	79.3%
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(28,587)	$(10,185)	180.7%	$(202,277)	$(18,338)	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$235,560	$213,921	10.1%	$694,914	$616,325	12.8%
Non-recurring revenue	58,661	38,771	51.3%	151,037	115,396	30.9%
Total software delivery, support and maintenance	294,221	252,692	16.4%	845,951	731,721	15.6%
Client services
Recurring revenue	104,100	92,983	12.0%	300,600	254,181	18.3%
Non-recurring revenue	51,121	46,709	9.4%	142,457	138,561	2.8%
Total client services	155,221	139,692	11.1%	443,057	392,742	12.8%
Total revenue	$449,442	$392,384	14.5%	$1,289,008	$1,124,463	14.6%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

The increase in revenue for the three and nine months ended September 30, 2017 is primarily due to the consolidation of Netsmart beginning in the second quarter of 2016, including lower amortization of acquisition-related deferred revenue adjustment related to the Netsmart acquisition totaling $1 million and $4 million for the three and nine months ended September 30, 2017, respectively, compared with $12 million and $22 million for the three and nine months ended September 30, 2016, respectively.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, recurring transactions revenue, and non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in both recurring and non-recurring software delivery, support and maintenance and client services revenue for the three and nine months ended September 30, 2017 compared with the prior year comparable periods was largely driven by incremental revenue from Netsmart as well as higher revenue associated with the sale of Allscripts integrated clinical software applications and health management and coordinated care solutions, including associated client services to implement and support these solutions.

The percentage of recurring and non-recurring revenue of our total revenue was 76% and 24% and 77% and 23%, during the three and nine months ended September 30, 2017, respectively, representing a slight shift compared with 78% and 22% and 77% and 23%, respectively, during the three and nine months ended September 30, 2016.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Total cost of revenue	$247,523	$226,225	9.4%	$720,946	$639,722	12.7%
Gross profit	$201,919	$166,159	21.5%	$568,062	$484,741	17.2%
Gross margin %	44.9%	42.3%		44.1%	43.1%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Gross profit and gross margin increased during the three and nine months ended September 30, 2017 compared with the prior year comparable periods, primarily due to the consolidation of Netsmart beginning in the second quarter of 2016 and improved profitability from the delivery of recurring subscription-based software sales and recurring client services, particularly private cloud hosting, as we continue to expand our customer base for these services. Additionally, gross profit and gross margin for the nine months ended September 30, 2017 increased due to improved profitability from non-recurring software delivery revenue, primarily associated with sales of our acute solutions. These increases were partly offset by lower gross profit and gross margin associated with the delivery of non-recurring project-based client services as well as higher amortization of software development and acquisition-related assets compared with prior year.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Selling, general and administrative expenses	$117,352	$98,778	18.8%	$340,234	$277,733	22.5%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Selling, general and administrative expenses increased during the three and nine months ended September 30, 2017 compared with the prior year comparable periods, primarily due to additional personnel expenses from acquisitions completed during 2016, including the Netsmart Transaction in the second quarter of 2016, as well as higher transaction-related, severance and legal expenses.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Research and development	$51,057	$45,142	13.1%	$146,748	$140,070	4.8%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Research and development expense increased during the three and nine months ended September 30, 2017 compared with the prior year comparable periods primarily due to higher overall personnel costs and additional expenses from Netsmart and DeVero, which were partly offset by an increase in the amount of capitalized software costs in 2017 compared with 2016 periods.

Asset and Long-term Investment Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Asset impairment charges	$0	$0	0.0%	$0	$4,650	(100.0%)
Impairment of and losses on long-term investments	$20,700	$0	100.0%	$165,290	$0	100.0%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

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

During the three months ended June 30, 2017, we recognized other-than-temporary non-cash impairment charges of $144.6 million associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of these impairment charges related to our investment in NantHealth common stock.

During the three months ended September 30, 2017, we recognized a loss of $20.7 million upon the disposition of our entire investment in NantHealth common stock. Refer to Note 3, “Fair Value Measurements and Long-term Investments” and Note 11, “Other Comprehensive Income,” in the notes to consolidated financial statements for further information regarding these impairments. Refer to Note 2, “Business Combinations,” for information regarding the divestiture of our investment in NantHealth common stock as part of our acquisition of NantHealth’s provider/patient engagement solutions business.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Amortization of intangible and acquisition-related assets	$8,137	$5,365	51.7%	$23,340	$14,944	56.2%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

The increase in amortization expense for the three and nine months ended September 30, 2017 compared with the prior year comparable periods was primarily driven by additional amortization expense associated with the value of intangible assets recognized in connection with the Netsmart Transaction in the second quarter of 2016 and the acquisitions of HealthMEDX and controlling interests in third parties during the fourth quarter of 2016.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Interest expense	$22,252	$19,367	14.9%	$62,722	$42,757	46.7%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Interest expense during the three and nine months ended September 30, 2017 was higher compared with the prior year comparable periods, primarily due to incremental interest expense associated with Netsmart’s non-recourse debt, including interest on the incremental borrowing in the third quarter of 2017 to fund the DeVero acquisition. In addition, interest expense associated with Allscripts senior secured credit facility also increased primarily due to higher outstanding balance compared with the 2016 periods.

Other (Loss) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Other (loss) income, net	$(570)	$(6)	NM	$(545)	$466	NM

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Other (loss) income, net for the three and nine months ended September 30, 2017 and 2016 consists of miscellaneous (payments) receipts.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Equity in net (loss) income of unconsolidated investments	$449	$0	NM	$706	$(7,501)	(109.4%)

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Equity in net (loss) income of unconsolidated investments represents our share of the equity (losses) earnings of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The amount recognized during the nine months ended September 30, 2016 represents our share of the net loss incurred by NantHealth prior to NantHealth’s initial public offering (“IPO”) in June 2016. Our investment in NantHealth common stock was accounted for as an available-for-sale marketable security after the IPO.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Income tax benefit (provision)	$238	$2,656	(91.0%)	$1,073	$2,596	(58.7%)

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2017, compared with the prior year comparable periods, differs primarily due to $64.2 million of valuation allowance in the nine months ended September 30, 2017 for deferred taxes on a capital loss carryforward, which can only can be deductible to the extent of offsetting capital gains.

Non-Controlling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Net loss (income) attributable to non-controlling interest	$(163)	$(151)	7.9%	$(352)	$(142)	147.9%
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(10,962)	$(10,191)	7.6%	$(32,887)	$(18,344)	79.3%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

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

Segment Operations

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Clinical and Financial Solutions	$303,323	$276,503	9.7%	$870,452	$830,200	4.8%
Population Health	60,515	61,722	(2.0%)	179,313	170,803	5.0%
Netsmart	83,618	52,621	58.9%	235,046	96,854	142.7%
Unallocated Amounts	1,986	1,538	29.1%	4,197	26,606	(84.2%)
Total revenue	$449,442	$392,384	14.5%	$1,289,008	$1,124,463	14.6%

Gross Profit:
Clinical and Financial Solutions	$130,224	$113,677	14.6%	$363,228	$349,017	4.1%
Population Health	41,947	46,337	(9.5%)	125,535	125,152	0.3%
Netsmart	39,644	17,378	128.1%	111,489	32,327	NM
Unallocated Amounts	(9,896)	(11,233)	(11.9%)	(32,190)	(21,755)	48.0%
Total gross profit	$201,919	$166,159	21.5%	$568,062	$484,741	17.2%

Income (loss) from operations:
Clinical and Financial Solutions	$68,837	$59,921	14.9%	$186,846	$188,145	(0.7%)
Population Health	29,298	32,977	(11.2%)	86,282	81,895	5.4%
Netsmart	7,153	(6,426)	NM	23,910	(8,825)	NM
Unallocated Amounts	(79,915)	(69,598)	14.8%	(239,298)	(213,871)	11.9%
Total income from operations	$25,373	$16,874	50.4%	$57,740	$47,344	22.0%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$303,323	$276,503	9.7%	$870,452	$830,200	4.8%
Gross profit	$130,224	$113,677	14.6%	$363,228	$349,017	4.1%
Gross margin %	42.9%	41.1%		41.7%	42.0%
Income from operations	$68,837	$59,921	14.9%	$186,846	$188,145	(0.7%)
Operating margin %	22.7%	21.7%		21.5%	22.7%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Clinical and Financial Solutions revenue increased during the three and nine months ended September 30, 2017 compared with the prior year comparable periods, as higher revenue from software delivery, support and maintenance, and recurring revenue cycle management and other transaction-based services and private cloud hosting client services were partly offset by lower non-recurring client services revenue. The higher software delivery, support and maintenance revenue was driven by increases in both recurring subscription-based revenue and non-recurring software license sales of our acute solutions. During the 2017 periods compared with the respective 2016 periods, there was a higher number of larger acute client expansions, which drove the increase in non-recurring software delivery, support and maintenance revenue. The increase in revenue cycle management revenue was due to the activation of several new accounts, which more than offset certain other projects that ended in 2016. Revenue related to private cloud hosting also increased primarily due to new ambulatory client go-lives. The decrease in non-recurring client services revenue was partly due to the realization of certain deferred revenue amounts during the first quarter of 2016 that did not re-occur in 2017. In addition, non-recurring client services revenue was lower as result of a decrease in implementation services attributable to fewer large implementations of our ambulatory and acute solutions as certain large service projects were mostly completed in 2016.

Gross profit and gross margin increased during the three months ended September 30, 2017 compared with the prior year comparable period, primarily due to a favorable mix of higher margin software license sales and transaction-processing revenue, partly offset by higher amortization of capitalized software development and acquired technology-related intangible assets. Income from operations and operating margin increased due to the same factors and an improved operating leverage.

Gross margin and operating margin decreased during the nine months ended September 30, 2017 compared with the prior year comparable period, primarily due to the decrease in non-recurring client services revenue, a greater reliance on third-party products and services, higher internal costs related to anticipated new outsourcing clients go-lives and higher amortization of capitalized software development and acquired technology-related intangible assets. In addition, overall operating expenses increased primarily due to higher personnel costs and research and development expenses. These decreases were partly offset by certain credits related to our hosting partners during the nine months ended September 30, 2017 as compared to the prior year comparable period.

Population Health

Our Population Health segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to connect, transition, analyze and coordinate care across the entire care community. This segment also includes the results of NantHealth’s provider/patient engagement solutions business subsequent to August 25, 2017, which were not material for the three months ended September 30, 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$60,515	$61,722	(2.0%)	$179,313	$170,803	5.0%
Gross profit	$41,947	$46,337	(9.5%)	$125,535	$125,152	0.3%
Gross margin %	69.3%	75.1%		70.0%	73.3%
Income from operations	$29,298	$32,977	(11.2%)	$86,282	$81,895	5.4%
Operating margin %	48.4%	53.4%		48.1%	47.9%

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Population Health revenue decreased slightly during the three months ended September 30, 2017 compared with the prior year comparable period primarily due to lower recurring software delivery, support and maintenance revenue and non-recurring project-related client services revenue, which were mostly offset by higher non-recurring software delivery, support and maintenance revenue associated with client expansion and new client sales of population health solutions. The decline in recurring software delivery, support and maintenance revenue was due to the realization of certain deferred revenue amounts upon delivery of all software-related elements associated with a large customer contract during the third quarter of 2016, which did not recur during the third quarter of 2017. Gross profit and gross margin decreased primarily due to higher utilization of third party resources and higher amortization of capitalized software. Income from operations and operating margin also decreased due to the same factors, partly offset by an overall decline in operating expenses.

Population Health revenue increased during the nine months ended September 30, 2017 compared with the prior year comparable period, primarily due to higher non-recurring software delivery, support and maintenance revenue associated with client expansion and new client sales of our CareInMotion™ population health management portfolio and non-recurring project-related client services revenue. These increases were partly offset by lower recurring software delivery, support and maintenance revenue, mostly driven by the deferred revenue release as noted in the above paragraph. Gross margin decreased primarily due to an unfavorable mix of lower margin projects utilizing third party resources in addition to slightly higher third-party expenses associated with new solutions and higher amortization of capitalized software development and acquired technology-related intangible assets. Income from operations and operating margin increased primarily due to an overall decline in operating expenses, including higher capitalization of internal software development expenses.

Netsmart

Our Netsmart segment is a new segment that was established as part of the Netsmart Transaction and was initially comprised of the combination of our HomecareTM business with Netsmart, Inc. The Netsmart segment also includes the results of HealthMEDX, LLC and DeVero, Inc., which were acquired subsequent to the Netsmart Transaction. Refer to Note 2, “Business Combinations” for further details regarding the acquisition of these businesses. The Netsmart segment operates in and provides software and technology solutions to the health and human services and post-acute sectors of health care throughout the United States. The health and human services sector comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services and public health market segments. The post-acute sector includes homecare and long-term care which is comprised of home health, hospice, private duty, assisted living and skilled nursing. The human services, home care and long-term care markets combined represent the second largest category of health care spending in the United States.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$83,618	$52,621	58.9%	$235,046	$96,854	142.7%
Gross profit	$39,644	$17,378	128.1%	$111,489	$32,327	NM
Gross margin %	47.4%	33.0%		47.4%	33.4%
Income from operations	$7,153	$(6,426)	NM	$23,910	$(8,825)	NM
Operating margin %	8.6%	(12.2%)		10.2%	(9.1%)

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Revenue for the three and nine months ended September 30, 2017 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products.

Revenue for the three months ended September 30, 2017 increased compared with the prior year comparable period, primarily due to sales to both existing clients as well as new footprints and incremental revenue from the acquisitions of HealthMEDX during the fourth quarter of 2016 and DeVero during the third quarter of 2017. In addition, total revenue for the three months ended September 30, 2017 and 2016 was reduced by $1 million and $12 million, respectively, due to the impact of acquisition-related deferred revenue adjustments related to the Netsmart Transaction.

Revenue for the nine months ended September 30, 2017 compared with the prior year comparable period also increased primarily due to the same factors that drove the quarterly growth in revenue as noted in the above paragraph. Total revenue for the nine months ended September 30, 2017 and 2016 was reduced by $4 million and $22 million, respectively, due to the impact of acquisition-related deferred revenue adjustments related to the Netsmart Transaction. In addition, revenue for the nine months ended September 30, 2017 increased due to the 2016 comparable period only including results of Netsmart since the date of the Netsmart Transaction in April 2016. Furthermore, the results of the HomecareTM business are included in the Netsmart reportable segment in the current year period and for a portion of the 2016 period and in the Unallocated Amounts category for the 2016 period prior to the date of the Netsmart Transaction.

Gross profit and gross margin improved during the three and nine months ended September 30, 2017, primarily driven by higher revenue from Netsmart license sales and operational efficiencies as well as the impact of lower acquisition-related deferred revenue adjustments in the 2017 periods as compared with the 2016 periods. Income from operations and operating margin improved as a result of the above revenue increases and gross margin improvements partly offset by increased expenses related to the acquired businesses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$1,986	$1,538	29.1%	$4,197	$26,606	(84.2%)
Gross profit	$(9,896)	$(11,233)	(11.9%)	$(32,190)	$(21,755)	48.0%
Gross margin %	NM	NM		NM	(81.8%)
Loss from operations	$(79,915)	$(69,598)	14.8%	$(239,298)	$(213,871)	11.9%
Operating margin %	NM	NM		NM	NM

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the nine months ended September 30, 2017 compared with the prior year comparable period decreased primarily due to the results of our HomecareTM business being included in the Netsmart reportable segment for the 2017 period and in the Unallocated Amounts category for the 2016 period. Revenue for the three and nine months ended September 30, 2017 includes the elimination of $2 million and $7 million, respectively, of revenue associated with transactions between Allscripts and Netsmart, while revenue for the three and nine months ended September 30, 2016 includes eliminations of $2 million and $4 million, respectively. Hardware revenue for the three and nine months ended September 30, 2017 was essentially flat compared with the three and nine months ended September 30, 2016.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $82 million and $243 million for the three and nine months ended September 30, 2017, respectively, compared to $71 million and $241 million for the three and nine months ended September 30, 2016, respectively. The increases during the three and nine months ended September 30, 2017 compared with the prior year comparable periods were primarily driven by an increase in selling, general and administrative expenses due to higher transaction-related, severance and legal expenses. The increase in selling, general and administrative expenses during the nine months ended September 30, 2017 compared with the prior year comparable period was offset by a $12 million decrease in cost of revenue, which was partly due to the results of our HomecareTM business being included in the Netsmart reportable segment in the current year period and in the Unallocated Amounts category for the 2016 period prior to the Netsmart Transaction. In addition, the nine months ended September 30, 2016 include a $5 million asset impairment charge which did not recur during the corresponding 2017 period.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of	As of	As of	% Change from September 30, 2017
	September 30,	December 31,	September 30,	December 31,	September 30,
(In millions)	2017	2016	2016	2016	2016
Software delivery, support and maintenance	$2,384	$2,379	$2,300	0.2%	3.7%
Client services	1,724	1,671	1,622	3.2%	6.3%
Total contract backlog	$4,108	$4,050	$3,922	1.4%	4.7%

Total contract backlog as of September 30, 2017 increased compared with December 31, 2016 and September 30, 2016. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $104 million, net of restricted cash of $5 million, and available borrowing capacity of $304 million under our revolving credit facility and $50 million under the Netsmart revolving credit facility. Refer to Note 15, “Subsequent Events,” for information regarding an additional borrowing of $185.0 million under our revolving credit facility to fund a business acquisition that occurred subsequent to September 30, 2017.The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ Change
Net (loss) income	$(169,038)	$148	$(169,186)
Non-cash adjustments to net loss	346,219	159,228	186,991
Cash impact of changes in operating assets and liabilities	(3,998)	25,782	(29,780)
Net cash provided by operating activities	$173,183	$185,158	$(11,975)

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Net cash provided by operating activities decreased during the nine months ended September 30, 2017 compared with the prior year comparable period primarily due to unfavorable working capital changes and higher costs during the first nine months of 2017 compared with 2016, which included increased interest expense attributable to Netsmart’s non-recourse debt and higher transaction-related and legal expenses. The increase in non-cash adjustments to net loss was primarily driven by other-than-temporary impairment charges associated with long-term investments.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ Change
Capital expenditures	$(40,216)	$(25,046)	$(15,170)
Capitalized software	(107,079)	(69,994)	(37,085)
Cash paid for business acquisitions, net of cash acquired	(54,308)	(935,280)	880,972
Purchases of equity securities, other investments and related intangible assets	(5,423)	(20,685)	15,262
Other proceeds from investing activities	215	37	178
Net cash used in investing activities	$(206,811)	$(1,050,968)	$844,157

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Net cash used in investing activities decreased during the nine months ended September 30, 2017 compared with the prior year comparable period, primarily due to the acquisition of Netsmart, Inc. for $906 million, net of cash acquired, and $21 million of new third-party investments during the nine months ended September 30, 2016, partly offset by increased spending for capital expenditures and capitalized software costs during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we acquired $2.8 million in equity investments in third parties and a $2.6 million convertible note issued by another entity in which we also hold an equity investment.  The increase in capital spending during the nine months ended September 30, 2017 is partly due to Netsmart. During the third quarter of 2017, Netsmart acquired DeVero for $48.5 million, net of cash acquired. In addition, during the first quarter of 2017, Netsmart entered into an Asset Purchase Agreement with a third party, for an aggregate cash consideration of $4.0 million, to acquire a business consisting of intellectual property, certain contractual relationships and certain associates.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ Change
Proceeds from sale or issuance of common stock	$0	$84	$(84)
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	0	333,606	(333,606)
Excess tax benefits from stock-based compensation	0	972	(972)
Taxes paid related to net share settlement of equity awards	(6,777)	(7,379)	602
Payments on debt instruments	(124,294)	(84,365)	(39,929)
Credit facility borrowings, net of issuance costs	189,698	654,135	(464,437)
Repurchase of common stock	(12,077)	(71,082)	59,005
Payment of acquisition financing obligations	(2,398)	0	(2,398)
Proceeds from sales of subsidiary shares to non-controlling interest	1,494	0	1,494
Net cash provided by financing activities	$45,646	$825,971	$(780,325)

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Net cash provided by investing activities decreased during the nine months ended September 30, 2017 compared with the prior year comparable period primarily due to $534 million, net of issuance costs, borrowed under Netsmart’s non-recourse Credit Agreements and $45 million borrowed under our revolving credit facility to partially finance the Netsmart Acquisition during the nine months ended September 30, 2016. In addition, Netsmart received $334 million in proceeds from the issuance of redeemable convertible preferred stock during the second quarter of 2016.  During the nine months ended September 30, 2017, Netsmart borrowed an additional $51 million under its senior secured term loan, primarily used to finance its acquisition of DeVero, Inc. Additionally, we repurchased a smaller amount of common stock during the nine months ended September 30, 2017 compared with the prior year comparable period.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 1.25% Notes, the Senior Secured Credit Facility and Netsmart’s Non-Recourse Debt as of September 30, 2017. Refer to Note 15, “Subsequent Events,” for information regarding an additional borrowing of $185.0 million under the Senior Secured Credit Facility to fund a business acquisition that occurred subsequent to September 30, 2017.

(In thousands)	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$0	$345,000	$0	$0
Senior Secured Credit Facility (2)	470,000	6,250	28,125	40,625	395,000	0	0
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	480,533	1,217	4,866	4,866	4,866	4,866	459,852
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total principal payments	1,462,533	7,467	32,991	45,491	744,866	4,866	626,852
Interest payments:
1.25% Cash Convertible Senior Notes (1)	12,939	0	4,313	4,313	4,313	0	0
Senior Secured Credit Facility (2) (3)	43,905	4,323	16,748	15,604	7,230	0	0
Netsmart Non-Recourse Debt
First Lien Term Loan (4)	156,668	7,007	27,850	27,566	27,282	26,998	39,965
First Lien Revolver (5)	938	63	250	250	250	125	0
Second Lien Term Loan (6)	112,901	4,516	18,064	18,064	18,064	18,064	36,129
Total interest payments	327,351	15,909	67,225	65,797	57,139	45,187	76,094
Total future debt payments	$1,789,884	$23,376	$100,216	$111,288	$802,005	$50,053	$702,946
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after September 30, 2017, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on September 30, 2017, which was 3.49%.
(4)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on September 30, 2017, which was 5.83%.
(5)	Assumes commitment fee remains constant at the rate in effect on September 30, 2017, which was 0.50%.
(6)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on September 30, 2017, which was 10.82%.

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

Our total investment in research and development efforts during 2017 is expected to increase compared with 2016 as we continue to build and expand our capabilities in emerging areas of health care, such as precision medicine and population health analytics, and our traditional offerings in the ambulatory and acute markets. Our total spending consists of research and development costs directly recorded to expense which are offset by the capitalization of eligible development costs. Capitalized software development costs for the three and nine months ended September 30, 2017, include $6.8 million and $23.5 million, respectively, of third-party software purchases to supplement our internal software development efforts, while there were no such purchases during the three and nine months ended September 30, 2016.

We plan to fund the purchase price under the Purchase Agreement for the EIS Business using cash on hand and borrowings under our senior secured credit facilities.

To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended September 30		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Research and development costs directly recorded to expense	$51,057	$45,142	$146,748	$140,070
Capitalized software development costs per consolidated statement of cash flows	35,497	32,888	107,079	69,994
Total non-GAAP R&D-related spending	$86,554	$78,030	$253,827	$210,064
Total revenue	$449,442	$392,384	$1,289,008	$1,124,463
Total non-GAAP R&D-related spending as a % of total revenue	19.3%	19.9%	19.7%	18.7%

We believe that our cash and cash equivalents of $104 million, net of restricted cash of $5 million, as of September 30, 2017, our future cash flows, and our borrowing capacity under our revolving credit facility and the Netsmart revolving credit facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, each of which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

During the nine months ended September 30, 2017, in the ordinary course of business, we amended or renewed multi-year service agreements with third-party software vendors, which resulted in increases of approximately $20 million, $34 million, $28 million, $11 million and $3 million to our future purchase obligations amounts for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended September 30, 2017.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

On August 25, 2017, we acquired substantially all of the assets of NantHealth’s provider/patient engagement solutions business as further described in Note 2, “Business Combinations”, of the notes to consolidated financial statements.  We continue to integrate policies, processes, people, technology and operations from that transaction, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the remainder of our 2017 fiscal year.  Except for any changes in internal controls related to the inclusion of Netsmart’s internal controls in the Company’s control environment and the integration of the NantHealth provider/patient engagement solutions business into Allscripts, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 12, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Except for the additional risk factor set forth below, there have been no material changes during the quarter ended September 30, 2017 from the risk factors as previously disclosed in our Form 10-K.

Our acquisition of the EIS Business is subject to material risks and uncertainties

The success of our acquisition of the EIS Business will depend, in part, on our ability to achieve the expected benefits of the acquisition and to integrate our existing businesses with those of the EIS Business, including the integration of products and technologies.  This integration will be complex, costly and time-consuming and will involve numerous risks, including, but not limited to, unanticipated expenses and the diversion of financial, managerial, and other resources from both our existing operations and those of the EIS Business. If we fail to successfully integrate the EIS Business, we may not be able to achieve projected results or support the amount of consideration paid for the EIS Business, which could materially and adversely impact our business, financial condition and operating results. In addition, as previously announced by McKesson, the Horizon product line of the EIS Business will be sunset in March 2018.  The transition away from the Horizon product line may involve anticipated and unanticipated costs and liabilities, including severance costs, customer attrition and customer claims relating to such transition, any of which could materially and adversely impact our business, financial condition and operating results.

In addition, as previously announced by McKesson, the EIS Business is subject to a May 2017 civil investigative demand (CID) from the U.S. Attorney’s Office for the Eastern District of New York.  The CID requests documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program.  In our purchase agreement with McKesson, McKesson has agreed, with respect to the CID, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing.  If the CID results in non-monetary relief, significant compliance or litigation costs, or any losses to Allscripts that are not covered by the indemnification from McKesson, such relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2016, we announced that our Board approved a stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. Any stock repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions.

Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

There was no stock repurchase activity during the three months ended September 30, 2017. The approximate dollar value of shares that may yet to be purchased pursuant to our stock repurchase program as of September 30, 2017 was $163.9 million.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	Purchase Agreement, dated as of August 1, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			8-K	2.1	August 4, 2017

2.2	Asset Purchase Agreement, dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth, Inc.			8-K	2.1	August 31, 2017

2.3	Amendment No. 1 to Purchase Agreement, dated as of October 2, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Dennis M. Olis
Dennis M. Olis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2017