Form 10-K
period 2017-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2018-02-26
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,265,556,247. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 21, 2018, there were 180,850,731 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2018 annual meeting of stockholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

During 2017, we completed the acquisition of McKesson’s hospital and health system business known as Enterprise Information Solutions (“EIS”) (the “EIS Business”).  It expands our ability to meet the strategic needs of a broader range of hospitals and health systems, ranging from critical access and community hospitals to the largest, most complex integrated delivery networks.  We expect that our combined customer base will mutually benefit from the increased breadth of the Allscripts portfolio.  For example, clients of the EIS Business will benefit from our numerous solutions that are designed to help them stay ahead in the increasingly competitive environment in which they operate: precision medicine, cross community care coordination, consumer solutions and financial analytics.

Allscripts also completed a transaction pursuant to which Allscripts exchanged its entire holdings of the NantHealth common stock for NantHealth’s provider and patient engagement solutions business, including the FusionFX solution and components of NantOS software connectivity solutions.  In addition, NantHealth amended its mutual license and reseller agreement with us to, among other things, commit to deliver a minimum dollar amount of software and related services from Allscripts over a 10-year period.

Subsequent to December 31, 2017, we entered into a definitive agreement to acquire all of the issued and outstanding shares of capital stock of Practice Fusion.  Refer to Note 19, “Subsequent Events,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information about this agreement.

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

Electronic Health Records

Allscripts offers a suite of EHRs for hospitals and health systems, as well as physician and community practices. Built on an open platform with advanced clinical decision support, our EHRs provide analysis and insights. Each of our EHR offerings delivers a single patient record, workflows and consolidated analytics. Our innovative technology-based solutions are designed to improve patient care delivery and outcomes. Our EHR solutions consist of the following:

Sunrise Acute EHR is a comprehensive interdisciplinary clinical solution for larger hospital facilities with a combination of services lines. The solution—including Sunrise Ambulatory to support health systems on a single platform for both inpatient and outpatient care—provides decision guidance, including computerized provider order entry, note and flowsheet documentation, clinical summary views and other key workflows necessary for driving quality care. Offerings include:

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

Allscripts Paragon EHR is an integrated clinical, financial and administrative solution tailored for community hospitals and health systems.  It is part of the EIS portfolio that supports the full scope of care delivery and business processes, from patient access management and accounting through clinical assessment, documentation and treatment.  It offers integration with OneContent, an enterprise content management solution, to automate workflow across the enterprise for all content types, such as documents and images.

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

Modules available with TouchWorks and Professional EHRs include:

•	Allscripts eRecruit	•	Allscripts eChart Courier
•	Allscripts Clinical Performance Reporting	•	Allscripts iAssist
•	Allscripts Practice Management

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

Financial Management

Allscripts financial solutions support revenue cycle, claims management, budgeting and analytic functions of a healthcare organization, among others. These tools can help change clinician behavior to improve patient flow, increase quality, advance outcomes, optimize referral networks, decrease leakage and reduce costs. Plus, our solutions allow our clients to extract the data needed to support new reimbursement models. Offerings include:

•	Sunrise Financial Manager	•	Allscripts Revenue Cycle Management Services
•	Allscripts EPSi	•	Allscripts Payerpath
•	Allscripts STAR

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

In 2017, Allscripts acquired NantHealth’s provider and patient engagement solutions business, including the FusionFX solutions and components of NantOS software connectivity solutions.  The FusionFX solutions improve the patient-clinician experience by bringing molecular medicine insights directly to the point of care.

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

Our Strategy

Our strategy is centered on the vision of enabling smarter care at virtually every point of the healthcare continuum. Given the breadth of our portfolio and global client installed base, we believe we are well positioned to connect physicians and caregivers to patients and payers across all healthcare settings. Smarter care is a strategic imperative for healthcare organizations globally and requires a balance between managing costs while maintaining the highest quality of care. We believe that our solutions are well-positioned to facilitate such transformation in the future of healthcare by offering community connectivity, interoperability, data analytics, and consumer engagement features and functionality. These key strategic areas all help healthcare providers better manage populations of patients, especially those with costly chronic conditions, such as diabetes, asthma, and heart disease, to help bring down the cost of care and improve patient outcomes.

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

•

Interoperability – We employ a wide array of interoperability tools to support our clients’ desire to connect to numerous stakeholders in the industry, including other healthcare providers, labs, imaging facilities, public health entities and patients, as well as other third-party technology providers. Our unique open platform is a proven, scalable and user-friendly technology that connects both clinical and financial data across every setting. We also offer Application Programming Interfaces (“APIs”) based on the Fast Healthcare Interoperability Resources (FHIR). With this unique open platform, clients can connect to any certified application or device, which saves time and money and gives clients full access to a variety of innovative solutions.

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

Healthcare IT Industry

The healthcare IT industry in which we operate is highly regulated and the services we provide are subject to a complex set of healthcare laws and regulations, among others, the Medicare Access and CHIP Reauthorization Act (“MARCA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulations issued by the Centers for Medicare and Medicaid Services (“CMS”) and the Department of Health and Human Services (“HHS”), a number of fraud and abuse laws, including the federal Anti-Kickback Statute and the False Claims Act, and the Patient Protection and Affordable Care Act (as amended, the “PPACA”).  In addition, the healthcare IT industry is subject to changing political, legislative, regulatory, and other industry standards, which create both significant opportunities as well as certain challenges.  These include:

•

Provider Reimbursement: In recent years, there have been significant changes to provider payment models by the United States federal government to move more towards a value-based care model that have been followed by commercial payers and state governments. This leads to increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service models in part by expanding advanced payment models.  Such changes to provider payments models could further encourage the adoption of healthcare IT as a means of improving quality of patient care through increased efficiency, care coordination, and improving access to complete medical documentation.

o

The passage of MACRA in 2015 codified the creation of new payment models, such as ACOs, that will significantly expand the number of ambulatory healthcare professionals delivering care under payment programs that are driven by quality measures currently under development. Many of our clients are also involved with the Comprehensive Primary Care Plus program, which is working toward similar goals by emphasizing the role of the primary care provider. Another important driver of healthcare IT adoption in the primary care space is the Patient Centered Medical Home program, a voluntary program in which many of our clients are participating and that has a strong emphasis on quality measurement and patient engagement. Even where some of these programs will likely be adjusted in part by HHS under the new presidential Administration, significant levels of reimbursements will still require providers to capture, communicate, measure and share outcomes through technology solutions such as ours, given that those requirements are bound in federal statute.

•

HITECH: In 2009, the United States federal government enacted HITECH, which authorized the EHR Incentive program (the “meaningful use” program). This law provided significant incentive funding by the Medicare and Medicaid programs to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions.  CMS establishes and oversees the criteria that healthcare providers must meet to receive HITECH stimulus funding, while the Office of the National Coordinator for Health Information Technology (“ONC”) establishes and oversees the functionality that EHR products must meet.  In order for our customers to qualify for funding under HITECH, our technology must meet various requirements for product certification under the regulations, and must enable our customers to achieve “Meaningful Use” as defined under CMS regulations.  CMS regulations provide for a phase approach to implementation of the “Meaningful Use” standards.  For each stage, a final rule is implemented by the ONC to adopt an initial set of standards, implementation specifications and certification criteria to enhance the use of health information technology and support its “Meaningful Use”.  For providers to receive “Meaningful Use” incentive funds, they must use EHRs that are certified according to regulations put forth by the ONC.  Currently, ONC recognizes a variety of Authorized Testing and Certification Bodies (“ATCBs”) eligible to test for and designate that EHRs are certified for “Meaningful Use” quality reporting.  These ONC-ATCBs are the only organizations capable of designating that an EHR is certified for “Meaningful Use” incentive capture.

•

HIPAA: HIPAA and its implementing regulations contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information.  HIPAA applies to “Covered Entities,” such as certain healthcare providers, health plans, and health care clearinghouses, as well as business associates that performed functions on behalf of or provide services to Covered Entities.  We consider ourselves a Covered Entity due to our acting as a “healthcare clearinghouse” through our provision of Allscripts Payerpath due to its filing of electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH.  In addition, as a result of our dealings with certain clients and others in the healthcare industry, which may be considered Covered Entities under or otherwise subject to the requirements of HIPAA, we are, in some circumstances, considered a business associate under HIPAA.  As a business associate, we are subject to the HIPAA requirements relating to the privacy and security of protected health information.  Among other things, HIPAA requires business associates to (i) maintain physical, technical and administrative safeguards to prevent protected health information from misuse, (ii) report security incidents and other inappropriate uses or disclosures of the information, including to individuals and governmental authorities, and (iii) assist Covered Entities from which we obtain health information with certain of their duties under HIPAA.  We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents.

•	ANSI-5010/ICD-10: Under HIPAA, HHS implemented a new version of the standards for HIPAA-covered electronic

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

•

Federal Anti-Kickback Statute: The federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or services covered by these programs.  Courts have interpreted the law to provide that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement.  There are several limited exclusions known as safe harbors that may protect some arrangements from enforcement penalties.  Penalties for federal Anti-Kickback Statute violations can be severe, and include imprisonment, criminal fines, civil money penalties with triple damages (when the False Claims Act is implicated) and exclusion from participation in federal healthcare programs.  The PPACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes.  Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.  In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute.  Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

•

False Claims Act: The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent.  Although we would not submit claims directly to payors, Allscripts could be held liable under the False Claims Act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers through our revenue cycle/claims management services, or if our EHR products are found to have caused providers to have inaccurately attested to Meaningful Use criteria.

•

PPACA: PPACA, which was signed into law in 2010, has impacted us and our clients. Since taking office, President Trump has continued to support the repeal of all or portions of the PPACA.  As such, the PPACA may be repealed in part or in whole under the new presidential administration, but many components of the law, including those which have had a positive effect by requiring the expanded use of products such as ours to participate in certain federal programs, are expected to be included in any new legislation passed to replace it. Any provisions, such as those mandating reductions in reimbursement for certain types of providers or decreasing the number of covered lives in the United States or the depth of insurance coverage available to patients, may have a negative effect by reducing the resources available to our current and prospective clients to purchase our products. The repeal of, or any significant changes in, the incentive programs for Meaningful Use of EHRs could also reduce the resources or the incentive for customers to purchase our EHR products.  Further, ambiguity remains for the industry as a whole regarding the future of many programs initially authorized by the PPACA, which may slow purchasing decisions as healthcare organizations wait for clarity.

We believe that these and other changes in laws and regulations, along with increasing pressure from private payers to move providers to quality-based payment programs and market opportunities to maximize the data that is increasingly being created and captured through the care process, will continue to drive adoption of healthcare IT products and services such as ours. For example, although many large physician groups have already purchased EHR technology, we expect those groups may choose to replace their older EHR technology to comply with future Quality Payment Program requirements and to add new features and functionality.  Further, opportunities for healthcare provider organizations to expand their care coordination efforts in order to successfully comply with new payment programs or to add software specific to the precision medicine expansion, as outlined in the 21st Century Cures Act passed in December 2016, could lead to additional demand for our solutions. We also seek replacement markets for health information exchanges and patient portals, despite their recent deployment.

Business Organization

We derive our revenues primarily from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation, and managed services such as outsourcing, private cloud hosting and revenue cycle management.

During 2017, we completed the acquisitions of the EIS Business and NantHealth’s provider and patient engagement solutions business. These acquisitions initially resulted in the formation of four new operating segments: (i) EIS-Paragon, (ii) EIS-Enterprise Workflow Solutions (“EIS-EWS”), (iii) EIS-Classics and (iv) NantHealth. Refer to Note 2, “Business Combinations and Other Investments,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information about these acquisitions. The EIS-Paragon operating segment provides integrated EHR and revenue cycle management solutions for the small hospital market segment and was integrated within our Hospitals and Health Systems operating segment during the fourth quarter of 2017. The EIS-EWS operating segment primarily provides document, content and supply chain management solutions. The EIS-Classics operating segment primarily provides revenue cycle management solutions. The NantHealth operating segment offers provider and patient engagement solutions. Based on the qualitative and quantitative criteria under Accounting Standards Codification Topic 280, Segment Reporting, we concluded that the EIS-Classics operating segments can be included as part of the Clinical and Financial reportable segment, while the EIS-EWS and NantHealth operating segments can be included as part of the Population Health reportable segment. As a result, as of December 31, 2017, we identified ten operating segments, which were aggregated into three reportable segments: (i) Clinical and Financial Solutions, (ii) Population Health and (iii) Netsmart.

Information regarding financial data by segment is set forth in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14, “Business Segments,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Clients

As of December 31, 2017, approximately 75,000 physician practices, 3,400 hospitals and 100,000 coordinated community care organizations use our products and services. Our clients, which include some of the most prestigious medical groups and hospitals in the United States, often serve as reference sources for prospective clients that are interested in purchasing our solutions. No single client accounted for more than 10% of our revenue in the years ended December 31, 2017, 2016 and 2015.

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

Our total gross research and development spending was $359.1 million, $290.4 million and $234.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts consist of research and development expenses of $220.2 million, $187.9 million and $184.8 million, and capitalized software development costs of $138.9 million, $102.5 million and $49.3 million, for each of these periods respectively. We expense research and development expenses as incurred, and we capitalize software development costs incurred from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal use software, until the software is available for general release. Non-capitalizable research and development costs and other software maintenance costs are expensed as incurred.

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

Moreover, we expect that competition will continue to increase as a result of consolidation in both the IT and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

Our principal existing competitors in these markets include, but are not limited to (in alphabetical order) AdvancedMD, athenahealth Inc., Cerner Corporation, Change Healthcare, CPSI (Computer Programs and Systems Inc.), CureMD Healthcare, eClinicalWorks, Enli Health Intelligence, Epic Systems Corporation, Evolent Health, GE Healthcare, Greenway Medical Technologies, Harris Healthcare, Healthagen, Health Catalyst, Homecare Homebase (part of Hearst Health network), IBM Watson Health, IQVIA, Kareo, MEDHOST, Inc., Meditech (Medical Information Technology, Inc.), Navicure/Zirmed, NaviHealth (a Cardinal Health company), nThrive, Optum, Philips Wellcentive, Premier Inc., Quadramed, Quality Systems, Inc., Roper Industries, T-System, The TriZetto Group, Inc. (a division of Cognizant Technology Solutions, Inc.) and Wellsoft Corporation.

Backlog

We had a contract backlog of $4.6 billion and $4.1 billion as of December 31, 2017 and 2016, respectively, an increase of $500 million or 12%. Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. Total contract backlog increased primarily due to an increase in bookings related to subscription-based agreements and managed services, such as outsourcing, private cloud hosting and revenue cycle management. We estimate that approximately 38% of our aggregate contract backlog as of December 31, 2017 will be recognized as revenue during 2018.

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

During the year ended December 31, 2017, our domestic and international sales accounted for 97% and 3%, respectively, of our total revenue. Information regarding financial data by geographic segment is set forth in Note 16, “Geographic Information,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Employees

As of December 31, 2017, we had approximately 8,900 employees worldwide. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.  The increase over December 31, 2016 was due primarily to the acquisition of the EIS business.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and we file or furnish reports, proxy statements and other information with the SEC. Such reports and information are available free of charge at our website at investor.allscripts.com as soon as reasonably practicable following our filing of any of these reports with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Furthermore, our references to the URLs for these websites are intended to be inactive textual references only.

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

The markets for our products and services are intensely competitive and are characterized by rapidly evolving technology, solution standards and user needs and the frequent introduction of new products and services. There can be no assurance that we capture additional opportunities in the replacement market. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by government programs and as a result of consolidation in both the IT and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

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

Many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. Such consolidation may also lead integrated delivery systems to require newly acquired physician practices to replace their current Electronic Health Record, such as an Allscripts product, with that already in use in the larger enterprise. Any of these factors could materially and adversely impact our business, financial condition and operating results.

We are subject to a number of existing laws, regulations and industry initiatives and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect, both in terms of the level of government reimbursement available to our clients and in that, in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our clients in a manner that complies with those laws and regulations. The ability of our clients to comply with laws and regulations while using our solutions could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with physicians, hospitals and other provider clients are unique and the healthcare IT industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our clients is uncertain. In the United States, there are federal and state privacy and security laws; fraud and abuse laws, including anti-kickback laws and limitations on physician referrals; numerous quality measurement programs being adopted by our clients; and laws related to distribution and marketing, including off-label promotion of prescription drugs, which may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us. Furthermore, as we expand our business globally, we become subject to comparable laws and regulations in each non-United States jurisdiction in which we operate, which creates additional risks. See the risk factor entitled “Our business is subject to the risks of global operations” below for more information.

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

We believe we are a Covered Entity due to our acting as a “healthcare clearinghouse” through our provision of Allscripts Payerpath due to its filing of electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. We also believe that in certain business relationships we are a Business Associate. The 2013 modifications to the HIPAA Privacy, Security, Breach Notification, and Enforcement Rules impose additional obligations and burdens on Covered Entities, Business Associates and their subcontractors relating to the privacy and security of PHI. Much of the Privacy Standards and all of the Security Standards now apply directly to Business Associates and their subcontractors. These new rules may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.

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

Incentive programs to drive certain usage patterns of our solutions by eligible professionals began to increase in number starting in 2008 with the Medicare Improvements for Patients and Providers Act (“MIPPA”), which authorized payments to individual prescribers who were successful electronic prescribers, and the quality reporting incentive program that is now known as the Physician Quality Reporting System (“PQRS”). Both programs remained in effect for 2015, with both applying payment adjustments to non-participating providers. Beginning in 2009, HITECH’s EHR Incentive Program (also known as Meaningful Use) became the most prominent incentive program, reducing the impact the MIPPA and PQRS programs had in spurring greater adoption of healthcare IT. In 2016, CMS issued preliminary regulations for the Quality Payment Program (“QPP”), which implements the Medicare Access and CHIP Reauthorization Act (“MACRA”); for ambulatory clinicians, this further replaces the impact of MIPPA.  In general, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products are affected by such regulation because of our need to include features or functions in our products to achieve certification, as well as the need of our clients to comply, as discussed above, and we expect this will continue for the foreseeable future.

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

On October 6, 2015, CMS published its final rule on Stage 3 of the Meaningful Use Requirements for the Electronic Health Record Incentive Program.  Stage 3 objectives are focused on improving the interoperability of HER systems in different practices and are intended to bring about advancements in care delivery by requiring more advanced HER functionality and standards for structuring data, increasing thresholds compared to Stage 1 and 2 measures, and requiring more coordinated care and patient engagement.  New, complex regulatory requirements related to Stage 3 “Meaningful Use” certification and voluntary regulations were released within the 2015 Edition criteria. All providers will be required to meet the Stage 3 objectives in 2018 for the entire calendar year in order to attest to Meaningful Use, and our failure to cause our products to maintain the applicable certifications could put us at a disadvantage to our competitors’ products. The rules associated with the third stage of Meaningful Use were adjusted for some but not all of our clients through the process of promulgating regulations associated with the MACRA, adding complexity as we now work to support the two different programs. Going forward, if the two separate programs with different requirements remain in place, it may lead to challenges with development and deployment to clients similar to what was experienced by the industry in 2014. We may incur additional costs in designing new upgrades and products and redesigning existing products to comply with these new requirements, which could also divert resources from our other research and development priorities.

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

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug and Cosmetic Act. The 21st Century Cures Act passed in December 2016, clarified the definition of a medical device to exclude health information technology such as Electronic Health Records; however, the legislation did leave the opportunity for that designation to be revisited if determined to be necessary by changing industry and technological dynamics.  Accordingly, the Food and Drug Administration (the “FDA”) may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA would approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions such as approval, labeling and manufacturing, as well as governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction and civil monetary policies—each of which could have an adverse effect on our business.

Health Reform. The activity related to the repeal, repair and/or replacement of the Patient Protection and Affordable Care Act (“PPACA”), including any changes resulting from continued judicial and congressional challenges to certain aspects of the law, and the 2015 repeal of the Sustainable Growth Rate and replacement with the MACRA may have an impact on our business. The Affordable Care Act, passed in 2010, contained various provisions which have impacted us and our clients, and any replacement or adjustment of that law may change requirements related to our products or how our clients use them, as well as reimbursement available to our clients. The QPP, which implements the MACRA, is oriented around the collection and analysis of quality measurement data from our clients and expansion of programs such as ACOs. These may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain federal programs, for example, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the healthcare sector, including us.

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

The government had signaled, under the previous presidential Administration, increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. This decision could be reversed by the current Administration, but is likely to remain in effect. To the extent that our clients, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential clients and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHRs, providing clients with incentives to adopt EHR solutions or developing a low-cost government-sponsored EHR solution. Additionally, certain safe harbors to the federal anti-kickback statute and corresponding exceptions to the federal Ethics in Patient Referrals Act, known as the Stark Law, may continue to alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and EHR systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute EHR solutions, whose hospital clients may seek to donate their existing acute EHR solutions to physicians for use in ambulatory settings.

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

Our clients and the industry leaders enacting regulatory requirements are concerned with, and often require, that our software solutions be interoperable with other third-party health IT suppliers. Market forces or governmental authorities have created and could continue to create software interoperability standards that could apply to our solutions, and if our applicable products or services are not consistent with those standards, we could be forced to incur substantial additional development costs. We will likely incur increased development costs in delivering solutions to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our applicable products or services are not consistent with these evolving standards, our market position and sales could be adversely affected and we may have to invest significantly in changes to our software solutions, which could materially and adversely impact our financial condition and operating results.

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

We have recently made investments in, or acquisitions of, businesses, joint ventures, new services and technologies, and other intellectual property rights, including our recently announced acquisition of Practice Fusion, Inc., the Netsmart Transaction and our acquisition of the EIS Business and provider and patient engagement solutions business of NantHealth. We expect that we will continue to make such investments and acquisitions in the future.

Our investments and acquisitions involve numerous risks, including:

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

In addition, prior to their acquisition by us, the EIS Business received requests for documents and information from the U.S. Attorney’s Office pursuant to separate civil investigative demands (each, a “CID”).  The CIDs relate to the certification of the respective business’s software under the U.S. Office of the National Coordinator for Health Information Technology’s electronic health record certification program and related business practices.  If either CID leads to a claim or legal proceeding against us or our businesses that results in the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs, or any other losses, in each case for which we are not indemnified by the seller of the acquired business, or are otherwise unable to recover against the seller, such damages, relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

Additionally, prior to their acquisition by us, Practice Fusion received a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a civil investigative demand (CID). The CID relates to the certification of Practice Fusion’s software under the U.S. Office of the National Coordinator for Health Information Technology’s electronic health record certification program, and related business practices We understand that it is Practice Fusion’s practice to respond to such matters in a cooperative, thorough and timely manner. If we complete our pending acquisition of Practice Fusion and the CID leads to a claim or legal proceeding against Practice Fusion that results in the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs, or any other losses, such damages, relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

Furthermore, the success of our acquisitions will depend, in part, on our ability to integrate our existing businesses with those of the acquired businesses, including the integration of employees, products and technologies. These integrations are inherently complex, costly and time-consuming processes and involve numerous risks, including, but not limited to, unanticipated expenses and the diversion of financial, managerial, and other resources from both our existing operations and those of the acquired businesses. The integration of foreign acquisitions presents additional challenges associated with integrating operations across different cultures and languages, as well as currency and regulatory risks associated with specific countries.

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

In addition, our platforms incorporate “open source” software components that are licensed to us under various public domain licenses.  Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses.  Therefore, the potential impact of such terms on our business is somewhat unknown.  Further, some enterprises may be reluctant or unwilling to use cloud-based services, because they have concerns regarding the risks associated with the security and reliability, among other things, of the technology delivery model associated with these services.  If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would adversely affect our business, financial condition, or operating results.

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

We are subject to various legal proceedings and claims that have not yet been fully resolved, including the CIDs related to Practice Fusion and the EIS Business and those discussed under Note 17, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, and additional claims may arise in the future. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation seeking to monetize patents that they have purchased or otherwise obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and we enter into new geographies and markets, the number of intellectual property rights-related actions against us has increased and is likely to continue to increase. We are vigorously defending against these actions in a number of jurisdictions.

If we are found to infringe one or more patents or other intellectual property rights, regardless of whether we can develop non-infringing technology, we may be required to pay substantial damages or royalties to a third party, and we may be subject to a temporary or permanent injunction prohibiting us from marketing or selling certain products or services. Furthermore, certain of our agreements require us to indemnify our clients and third-party service providers for third party intellectual property infringement claims, which would increase the costs to us of an adverse ruling on such claims, and could adversely impact our relationships with our clients and third party service providers. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These license agreements may also significantly increase our operating expenses.

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

Our independent content and service providers may fail to perform adequately or comply with laws, regulations or contractual covenants.

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

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including PHI, financial information and other sensitive information relating to our clients, company and workforce. As a result, we face risk of a deliberate or unintentional incident involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of our business operations. Recently, we were subject to a ransomware attack that impacted two of our data centers, resulting in outages that left certain of our solutions offline for our clients.  Any future denial-of-service, ransomware or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property. We believe that companies in our industry may continue to be targeted by such events with increasing frequency due to the increasing value of healthcare-related data.

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

Companies, including Allscripts, and governmental agencies have experienced high profile incidents involving data security breaches by entities that transmit and store sensitive information. We are subject to a class action lawsuit related to our recent ransomware attack, and lawsuits resulting from these and other similar security breaches have sought very significant monetary damages. While we maintain insurance coverage that, subject to policy terms and conditions and subject to a significant self-insured retention, is designed to address certain aspects of security-related risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in our business, and we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms.

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

We operate in several countries outside of the United States, including significant operations in Canada, India, Israel, the UK and Australia, and we are further expanding our global sales efforts. This subjects our business to risks and challenges associated with operating globally, which include:

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

We are subject to taxation in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax rates in any jurisdiction, including those in the United States, subject to significant change. Recently in the United States, tax reform has passed; the level of difficulty with interpretation could be an additional risk in the foreseeable future, particularly with the new highly technical international provisions.  Our future effective tax rates could also be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including changes in tax laws affecting our products and services and the healthcare industry more generally. We are also subject to the examination of our tax returns and other documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations or that our assessments of the likelihood of an adverse outcome will be correct. If our effective tax rates were to increase, particularly in the United States, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, then this could materially and adversely impact our financial condition and operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2017, we leased [1.3 million] square feet of building space worldwide. Our facilities are primarily located in the United States, although we also maintain facilities in Canada, India, Israel, Singapore and the United Kingdom. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current business requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

We hereby incorporate by reference Note 17, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers

The following sets forth certain information regarding our executive officers as of February 21, 2018, based on information furnished by each of them:

Name	Age	Position
Paul Black	59	Chief Executive Officer
Brian Farley	48	Executive Vice President, General Counsel and Chief Administrative Officer
Lisa Khorey	51	Executive Vice President, Chief Client Delivery Officer
Dennis Olis	55	Chief Financial Officer
Richard Poulton	52	President

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

Brian Farley has served as our Executive Vice President, General Counsel and Chief Administrative Officer since August 2017 and prior to that served as our Senior Vice President, General Counsel and Corporate Secretary since May 2013. From 2005 to 2013, Mr. Farley served in various positions at Motorola Mobility LLC, a provider of mobile communication devices and video and data delivery solutions. His most recent role at Motorola Mobility LLC was Corporate Vice President and General Counsel of Motorola’s Home business.

Lisa Khorey has served as our Executive Vice President, Chief Client Delivery Officer since November 2016.  Prior to joining Allscripts, Ms. Khorey was the executive director of Ernst & Young’s National Provider Practice, specializing in analytics.  Previously, Ms. Khorey held a variety of technical and executive leadership roles at University of Pittsburgh Medical Center.

Dennis Olis has served as our Chief Financial Officer since January 2018 and prior to that served as our interim Chief Financial Officer since May 2017.  From November 2016 to May 2017, Mr. Olis served as Senior Vice President, Strategic Initiatives and, from November 2012 to November 2016, Mr. Olis served as Senior Vice President, Operations. Prior to joining, Mr. Olis was employed by Motorola, Inc. and Motorola Mobility LLC, a provider of mobile communication devices and video and data delivery solutions, for over 28 years. His most recent role at Motorola was Corporate Vice President, Mobile Device Operations. From 2007 until 2009, he was Corporate Vice President of Finance, Research & Development, Portfolio Management, and Planning at Motorola.

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

	High	Low	Last
Fiscal Year 2017 Quarter Ended
December 31, 2017	$15.20	$12.46	$14.55
September 30, 2017	$14.45	$11.65	$14.23
June 30, 2017	$13.08	$11.25	$12.76
March 31, 2017	$12.91	$10.24	$12.68

Fiscal Year 2016 Quarter Ended
December 31, 2016	$13.51	$9.80	$10.21
September 30, 2016	$15.17	$12.40	$13.17
June 30, 2016	$14.06	$11.67	$12.70
March 31, 2016	$14.96	$11.47	$13.21

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On November 17, 2016, we announced that our Board approved a new stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. During 2017, we purchased 1.0 million shares of our common stock under the new program for a total of $12.1 million. No shares were repurchased during the fourth quarter of 2017.  Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

Stockholders

According to the records of our transfer agent, as of February 21, 2018, there were 379 registered stockholders of record of our common stock, including banks, brokers and other nominees who hold shares of our common stock on behalf of an indeterminate number of beneficial owners.

 Performance Graph

The following graph compares the cumulative 5-Year total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Health Services index for the period commencing on December 31, 2012 through December 31, 2017, and assuming an initial investment of $100. Data for the Nasdaq Composite index and the Nasdaq Health Services index assumes reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Allscripts Healthcare Solutions, Inc., the NASDAQ Composite Index and the NASDAQ Health Services Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Allscripts Healthcare Solutions, Inc.
NASDAQ Composite
NASDAQ Health Services

	2012	2013	2014	2015	2016	2017
Allscripts Healthcare Solutions, Inc.	100.00	164.12	135.56	163.27	108.39	154.46
Nasdaq Composite	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq Health Services	100.00	139.64	173.97	187.09	155.05	177.93

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
(In thousands, except per share amounts)	2017(1)	2016(2)	2015(3)	2014	2013(4)
Consolidated Statements of Operations Data:
Revenue	$1,806,342	$1,549,899	$1,386,393	$1,377,873	$1,373,061
Cost of revenue	1,024,181	878,860	805,828	831,889	838,605
Gross profit	782,161	671,039	580,565	545,984	534,456
Selling, general and administrative expenses	486,271	392,865	339,175	358,681	419,599
Research and development	220,219	187,906	184,791	192,821	199,751
Asset impairment charges	0	4,650	1,544	2,390	11,454
Amortization of intangible and acquisition-related assets	33,754	25,847	23,172	31,280	31,253
Income (loss) from operations	41,917	59,771	31,883	(39,188)	(127,601)
Interest expense	(87,479)	(68,141)	(31,396)	(29,297)	(28,055)
Other income (expense), net	413	1,087	2,183	766	7,310
Impairment of and losses on long-term investments	(165,290)	0	0	0	0
Equity in net income (loss) of unconsolidated investments	821	(7,501)	(2,100)	(398)	0
(Loss) income from continuing operations before income taxes	(209,618)	(14,784)	570	(68,117)	(148,346)
Income tax benefit (provision)	50,767	17,814	(2,626)	1,664	44,320
(Loss) income from continuing operations, net of tax	(158,851)	3,030	(2,056)	(66,453)	(104,026)
Income from discontinued operations, net of tax	4,676	0	0	0	0
Net (loss) income	(154,175)	3,030	(2,056)	(66,453)	(104,026)
Less: Net loss (income) attributable to non-controlling interest	1,566	(146)	(170)	0	0
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(43,850)	(28,536)	0	0	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(196,459)	$(25,652)	$(2,226)	$(66,453)	$(104,026)

Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic:
Continuing operations	$(1.12)	$(0.14)	$(0.01)	$(0.37)	$(0.59)
Discontinued operations	$0.03	$0.00	$0.00	$0.00	$0.00
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(1.09)	$(0.14)	$(0.01)	$(0.37)	$(0.59)

Diluted:
Continuing operations	$(1.12)	$(0.14)	$(0.01)	$(0.37)	$(0.59)
Discontinued operations	$0.03	$0.00	$0.00	$0.00	$0.00
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(1.09)	$(0.14)	$(0.01)	$(0.37)	$(0.59)

_____________________

(1)

Results of operations for the year ended December 31, 2017 include the results of operations of: (i) Enterprise Information Solutions (“EIS”) subsequent to the date of acquisition, which was October 2, 2017; (ii) NantHealth’s provider and patient engagement solutions business for the period subsequent to the date of acquisition, which was August 25, 2017; (iii) DeVero, Inc. for the period subsequent to the date of acquisition, which was July 17, 2017; and (iv) a third party for the period subsequent to the date of acquisition, which was March 31, 2017.

(2)

Results of operations for the year ended December 31, 2016 include the results of operations of: (i) a third party for the period subsequent to the date of acquisition, which was December 2, 2016; (ii) HealthMEDX for the period subsequent to the date of acquisition, which was October 27, 2016; (iii) a third party for the period subsequent to the date of acquisition, which was October 14, 2016; (iv) a third party for the period subsequent to the date of acquisition of a controlling interest, which was September 8, 2016; and (v) Netsmart for the period subsequent to the date of the acquisition, which was April 19, 2016.

(3)

Results of operations for the year ended December 31, 2015 include the results of operations of a third party for the period subsequent to the date of acquisition of a majority interest, which was April 17, 2015.

(4)

Results of operations for the year ended December 31, 2013 include the results of operations of dbMotion and Jardogs for the period subsequent to the date of the acquisitions, which was, in each case, March 4, 2013.

	As of December 31,
(In thousands)	2017	2016	2015	2014(1)	2013(1)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$162,498	$96,610	$116,873	$54,478	$64,283
Working capital (deficit)	(22,433)	(62,744)	25,389	(34,183)	(32,688)
Goodwill and intangible assets, net	2,831,825	2,665,455	1,570,247	1,604,108	1,645,556
Total assets	4,230,150	3,832,159	2,681,948	2,464,330	2,548,151
Long-term debt	1,531,918	1,294,771	612,405	539,193	533,603
Redeemable convertible non-controlling interest - Netsmart	431,535	387,685	0	0	0
Total stockholders’ equity	1,160,072	1,273,201	1,419,073	1,284,220	1,318,145

_____________________

(1)

The balance sheet data as of December 31, 2014 and 2013 has been restated and reflects the retrospective adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics, connectivity based on open Application Programming Interfaces (“APIs”), and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives will be critical tools for success under the framework of the new Quality Payment Program (“QPP”), launched by the Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”).  As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality.

We believe our solutions are delivering value to our clients by providing them with powerful connectivity, patient engagement tools and care coordination tools, enabling United States users to successfully participate in alternate payment models that reward high value care delivery. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

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

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. With the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare will have an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”).  Both of these programs will require increased reporting on quality measures; additionally, the MIPS consolidates several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see a new reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help comply with more complex MACRA requirements. Regulations are expected to be released in the fourth quarter of each year clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

HITECH resulted in additional related new orders for our EHR products, and we believe that the MACRA could drive purchases of not only EHRs but additional technologies necessary in advanced payment models. Large physician groups will continue to purchase and enhance their use of EHR technology, though the number of very large practices with over 100 physicians that have not yet acquired such technology is quickly decreasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to QPP-related programs for Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 or Stage 2 of Meaningful Use have and will continue to demonstrate that they have not been able to comply with the requirements for the 2015 Edition, which continues to present additional opportunities in the replacement market, particularly in the smaller physician space. As incentive payments wind down and shifts in policies related to payment adjustments from the current presidential Administration in the United States is revealed, the role of commercial payers and their continued expansion of alternative payment models, as well as the anticipated growth in Medicaid payment models, are expected to provide additional incentives for purchase and expansion.

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of exceptions to the Stark Law and Anti-Kickback statutes, which allowed hospitals and other organizations to subsidize the purchase of EHRs, will continue to contribute to the growth of this market dynamic. We also believe that new orders driven by the MACRA legislation and related to EHR and community-based activity will continue to come in as physicians in those small- and medium-sized practices who have not yet participated seek to avoid payment adjustments stemming from the QPP. The associated challenge we face is to successfully position, sell, implement and support our products to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Continued decisions by the current presidential Administration and Congress to alter the implementation of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) creates uncertainty for us and for our clients for the near term. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain federal, state or private sector programs.  Others, such as the repeal of or adjustments made to the PPACA by the current presidential Administration and Congress, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, decisions not to continue policies from the previous Administration, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures in the industry, and any contributing factors to such failures, which could impact our clients and our business.  While passage of the 21st Century Cures Act in December 2016, addressed concerns about interoperability, and Congressional focus on repealing or adjusting the PPACA continues, the government’s fraud and abuse enforcement activity is not likely to decrease significantly, as evidenced by the fact that several EHR vendors have received CIDs related to their business practices.

Starting October 1, 2015, all entities covered by HIPAA were required to have upgraded to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures. These changes in coding standards presented a significant opportunity for our clients in the United States to get to the most advanced versions of our products, but also posed a challenge due to the scale of the changes for the industry, particularly among smaller independent physician practices. New payment and delivery system reform programs, including those related to the Medicare program, are also increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunities for us to provide software and services to our clients who participate.

Summary of Results

During 2017, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning the company for sustainable long-term growth both domestically and globally. In that regard, we had success across the below key areas that we expect will continue to drive our future growth. These included, among others:

•

U.S. Core Solutions and Services: During 2017, we were able to successfully grow and expand our relationships with many of our acute clients as they sought to consolidate IT providers, reduce total cost of ownership and acquire additional value-based solutions. We also saw continued demand, albeit to a smaller degree, in the independent ambulatory market for replacement EHR systems. Finally, we expanded our client base for revenue cycle management services.

•

Value-based Care: During 2017, as the healthcare industry continues its transition toward value-based care model, we continued to expand our client base for our population health management portfolio CareInMotion™ platform, which enables such transition for our clients by delivering real-time actionable information at the point of care. We also experienced growth in our payer and life-sciences business.

•

Global Presence: During 2017, we expanded our presence internationally and signed a number of new clients, primarily in the United Kingdom and Asia Pacific region. We believe that this success is partly due to our continued investment in our solutions, our improving financial performance and competitive position.

•	Post-Acute Care: During 2017, we saw continued strength in demand for Netsmart’s technology and services from behavioral-health, social services and long-term and home health care community providers.

Total revenue for the year ended December 31, 2017 was $1.8 billion, an increase of 16% compared with the prior year. For the year ended December 31, 2017, software delivery, support and maintenance revenue and client services revenue totaled $1.2 billion, for an increase of 16%, and $632 million, for an increase of 17%, respectively, as compared with the prior year.

Gross profit increased during the year ended December 31, 2017 compared with the prior year, primarily due to improved profitability from our recurring subscription-based software sales and recurring client services, particularly private-cloud hosting, as we continue to expand our customer base for these services. Gross margin remained unchanged at 43.3% compared with prior year primarily due to higher amortization of software development and acquisition-related assets, which more than offset improvement in the underlying gross margin.

Our contract backlog as of December 31, 2017 was at a record high of $4.6 billion, an increase of 15% compared with backlog as of December 31, 2016. The increase in backlog is partly due to backlog from the EIS Business (defined below) starting in the fourth quarter of 2017. Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $1.3 billion for both the years ended December 31, 2017 and 2016, respectively. The composition of our bookings for the years ended December 31, 2017 and 2016, was also unchanged with 48% of client services-related bookings and 52% of software delivery-related bookings.

On August 25, 2017, the Company completed the acquisition of certain assets relating to NantHealth’s provider/patient engagement solutions business. The consideration for the transaction was the 15,000,000 shares of common stock of NantHealth that had been owned by the Company. In connection with this transaction, during 2017 we recognized non-cash impairment loss totaling $162.9 million related to decline in the value of NantHealth common stock.

On October 2, 2017, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”), completed the acquisition of McKesson Corporation’s (“McKesson’s”) Enterprise Information Solutions (EIS) Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson for an aggregate purchase price of $185 million, subject to adjustments for net working capital and net debt. The purchase price was funded through incremental borrowings under our debt facilities.

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

Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for management and administrative personnel, sales commissions and marketing expenses, facilities costs, depreciation and amortization and other general operating expenses.

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

Impairment of and losses on long-term investments primarily consists of other-than-temporary and realized losses associated with our available for sale marketable securities.

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments.

Income from discontinued operations includes the results of operations of two solutions acquired with the EIS Business which are to be sunset after the first quarter of 2018.

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

The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis, and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected economic environment, which are partly based on our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units.

All of our goodwill is assigned to reporting units where it is tested for impairment. The reporting units evaluated for goodwill impairment were determined to be the same as our operating segments. We performed the annual impairment tests of our reporting units as of October 1, 2017. During the year ended December 31, 2017, the annual impairment testing date of the Netsmart reporting unit was changed to October 1, 2017 to coincide with Allscripts annual testing date. The prior annual impairment testing date for the Netsmart unit was December 31, 2016. We believe this change in testing date does not represent a material change to our method of applying an accounting principle. All of the annual impairment tests consisted of quantitative analyses. The fair value of each of our reporting units substantially exceeded its carrying value and no indicators of impairment were identified as a result of the annual impairment test. If future anticipated cash flows from our reporting units are significantly lower or materialize at a later time than projected, our goodwill could be impaired, which could result in significant charges to earnings.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent, we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the income tax (provision) benefit line of our consolidated statements of operations.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 financial instruments included our investment in NantHealth common stock. Refer to Note 10, “Accumulated Other Comprehensive Loss,” for further information regarding our available for sale marketable securities.

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

Overview of Consolidated Results

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Revenue:
Software delivery, support and maintenance	$1,174,722	$1,012,352	$918,430	16.0%	10.2%
Client services	631,620	537,547	467,963	17.5%	14.9%
Total revenue	1,806,342	1,549,899	1,386,393	16.5%	11.8%
Cost of revenue:
Software delivery, support and maintenance	368,192	331,055	291,804	11.2%	13.5%
Client services	541,388	459,174	432,038	17.9%	6.3%
Amortization of software development and acquisition-related assets	114,601	88,631	81,986	29.3%	8.1%
Total cost of revenue	1,024,181	878,860	805,828	16.5%	9.1%
Gross profit	782,161	671,039	580,565	16.6%	15.6%
Gross margin %	43.3%	43.3%	41.9%
Selling, general and administrative expenses	486,271	392,865	339,175	23.8%	15.8%
Research and development	220,219	187,906	184,791	17.2%	1.7%
Asset impairment charges	0	4,650	1,544	(100.0%)	NM
Amortization of intangible and acquisition-related assets	33,754	25,847	23,172	30.6%	11.5%
Income (loss) from operations	41,917	59,771	31,883	(29.9%)	87.5%
Interest expense	(87,479)	(68,141)	(31,396)	28.4%	117.0%
Other income, net	413	1,087	2,183	(62.0%)	(50.2%)
Impairment of and losses on long-term investments	(165,290)	0	0
Equity in net income (loss) of unconsolidated investments	821	(7,501)	(2,100)	(110.9%)	NM
(Loss) income before income taxes	(209,618)	(14,784)	570	NM	NM
Income tax benefit (provision)	50,767	17,814	(2,626)	185.0%	NM
Effective tax rate	24.2%	120.5%	460.7%
(Loss) income from continuing operations, net of tax	(158,851)	3,030	(2,056)	NM	NM
Income from discontinued operations, net of tax	4,676	0	0	NM	NM
Net (loss) income	(154,175)	3,030	(2,056)	NM	NM
Less: Net loss (income) attributable to non-controlling interest	1,566	(146)	(170)	NM	(14.1%)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(43,850)	(28,536)	0	53.7%	NM
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(196,459)	$(25,652)	$(2,226)	NM	NM

NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Revenue:
Software delivery, support and maintenance
Recurring revenue	$984,934	$846,195	$781,000	16.4%	8.3%
Non-recurring revenue	189,788	166,157	137,430	14.2%	20.9%
Total software delivery, support and maintenance	1,174,722	1,012,352	918,430	16.0%	10.2%
Client services
Recurring revenue	420,171	350,559	271,800	19.9%	29.0%
Non-recurring revenue	211,449	186,988	196,163	13.1%	(4.7%)
Total client services	631,620	537,547	467,963	17.5%	14.9%
Total revenue	$1,806,342	$1,549,899	$1,386,393	16.5%	11.8%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

The increase in revenue for the year ended December 31, 2017 is primarily due to the consolidation of Netsmart beginning in the second quarter of 2016, including the impact of Netsmart’s subsequent acquisitions of HealthMEDX and DeVero, as well as the acquisition of the EIS Business, which contributed $104 million of revenue in the fourth quarter of 2017. These increases were partly offset by higher amortization of acquisition-related deferred revenue adjustments during the year ended December 31, 2017 as compared with the prior year, which totaled $34 million and $26 million, respectively.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, recurring transactions revenue, non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in both recurring and non-recurring software delivery, support and maintenance and client services revenue for the year ended December 31, 2017 compared with the prior year was also largely driven by incremental revenue from Netsmart and the EIS Business as well as higher revenue associated with the sale of Allscripts integrated clinical software applications and health management and coordinated care solutions, including associated client services to implement and support these solutions.

The percentage of recurring and non-recurring revenue of our total revenue was 78% and 22%, respectively, during the year ended December 31, 2017, representing a slight shift compared with 77% and 23%, respectively, during the prior year.

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

The percentage of recurring and non-recurring revenue of our total revenue was 77% and 23%, respectively, during the year ended December 31, 2016, representing a slight shift compared with 76% and 24%, respectively, during the prior year.

Gross Profit

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Total cost of revenue	$1,024,181	$878,860	$805,828	16.5%	9.1%
Gross profit	$782,161	$671,039	$580,565	16.6%	15.6%
Gross margin %	43.3%	43.3%	41.9%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Gross profit increased during the year ended December 31, 2017 compared with the prior year, primarily due to the consolidation of Netsmart beginning in the second quarter of 2016, including the impact of Netsmart’s subsequent acquisitions of HealthMEDX and DeVero, and the acquisition of the EIS Business in the fourth quarter of 2017. From a revenue mix perspective, gross profit associated with our recurring revenue streams, which include the delivery of recurring subscription-based software sales, support and maintenance, and recurring client services, particularly private cloud hosting, improved as we continued to expand our customer base for these services. Gross profit associated with our non-recurring revenue streams, which include non-recurring project-based client services, perpetual software licenses sales, hardware resale and non-recurring transactions revenue, also improved, primarily driven by higher gross profit from sales of our population health and post-acute solutions.  These increases were partly offset by higher amortization of software development and acquisition-related assets compared with the prior year, including $4 million of additional amortization expense associated with intangible assets acquired as part of the EIS Business acquisition in 2017.

Gross margin remained unchanged primarily due to higher amortization of software development and acquisition-related assets, which more than offset improvement in the underlying gross margin.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Gross profit and gross margin increased during the year ended December 31, 2016 compared with the year ended December 31, 2015. These increases were primarily driven by improved profitability from the delivery of recurring client services, particularly private cloud hosting and outsourcing, as we continue to expand our customer base for these services. Gross margin associated with non-recurring client services revenue also improved compared with the prior year as the 2016 periods reflect the full effect of cost reduction initiatives completed during the first half of 2015. Additionally, gross profit and gross margin increased for the year ended December 31, 2016 due to improved profitability associated with recurring subscription-based software as we were able to generate higher revenue while maintaining a fairly stable cost base to deliver these solutions.

Selling, General and Administrative Expenses

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Selling, general and administrative expenses	$486,271	$392,865	$339,175	23.8%	15.8%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Selling, general and administrative expenses increased during the year ended December 31, 2017 compared with the prior year, primarily due to higher transaction-related, severance and legal expenses mostly related to the acquisition of the EIS Business. Additional personnel expenses from acquisitions completed during 2016, including the Netsmart Transaction in the second quarter of 2016 as well as Netsmart’s subsequent acquisitions of HealthMEDX and DeVero, also contributed to the increase in selling, general and administrative expenses.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Selling, general and administrative expenses increased during the year ended December 31, 2016 compared with the year ended December 31, 2015, primarily due to additional expenses from acquisitions completed during 2016, including the Netsmart Transaction in the second quarter of 2016, as well as investments to support business growth.

Research and Development

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Research and development	$220,219	$187,906	$184,791	17.2%	1.7%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Research and development expenses increased by 17% during the year ended December 31, 2017 compared with the prior year, primarily due to higher overall personnel costs and additional expenses from the acquisitions of the EIS Business, Netsmart and DeVero, which were partly offset by an increase in the amount of capitalized software costs in 2017 compared with 2016. The increase in research and development expenses during the year ended December 31, 2017 was also partially mitigated by our continued efforts to streamline our operations and improve operational efficiency, including headcount actions taken during the second half of 2017. The increase in capitalized software development costs was primarily driven by incremental investments in the emerging areas of precision medicine and cloud-based solution delivery as well as our continued investment in expanding the capabilities and functionality of our traditional ambulatory, acute and post-acute platforms. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Research and development expenses increased by 2% during the year ended December 31, 2016 compared with the prior year, primarily due to the consolidation of Netsmart in the second quarter of 2016, which resulted in $9 million of additional costs in 2016. After adjusting for Netsmart, research and development expenses decreased compared with the prior year due to an increase in the amount of capitalized software costs in 2016 compared with 2015. The increase in capitalized software development costs was primarily driven by incremental investments in the emerging areas of precision medicine and population health analytics as well as our continued investment in expanding the capabilities and functionality of our traditional ambulatory and acute platforms, including in response to new regulatory requirements.

Asset and Long-term Investment Impairment Charges

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Asset impairment charges	$-	$4,650	$1,544	(100.0%)	NM
Impairment of and losses on long-term investments	$165,290	0	0	NM	NM

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

During the year ended December 31, 2016, we recorded non-cash asset impairment charges of $2.2 million for the impairment of capitalized software as a result of our decision to discontinue several software development projects, $2.1 million for the impairment of one of our cost method equity investments and $0.4 million to write down a long-term asset to its estimated net realizable value.

During the year ended December 31, 2017, we recognized non-cash charges of $165.3 million including other-than-temporary impairment charges of $144.6 million during the second quarter of 2017 associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of the impairment charges relate to our previous investment in NantHealth common stock. During the three months ended September 30, 2017, we realized an additional $20.7 million loss upon the full disposition of the NantHealth common stock in connection with our acquisition of certain assets related to NantHealth’s provider and patient engagement solutions business. Refer to Note 2, “Business Combinations and Other Investments” and Note 10, “Accumulated Other Comprehensive Loss,” for further information regarding these impairments.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

During the year ended December 31, 2015, we recorded non-cash asset impairment charges of $1.2 million associated with a decline in the value of a commercial agreement and wrote-off $0.3 million of certain deferred costs that were determined to be unrealizable.

Amortization of Intangible and Acquisition-Related Assets

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Amortization of intangible and acquisition-related assets	$33,754	$25,847	$23,172	30.6%	11.5%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

The increase in amortization expense for the year ended December 31, 2017 compared with the prior year was primarily due to a full year of amortization expense associated with the value of intangible assets recognized in connection with the Netsmart Transaction in the second quarter of 2016 and the acquisitions of HealthMEDX and controlling interests in third parties during the fourth quarter of 2016. In addition, amortization expense associated with intangible assets acquired as part of the EIS Business acquisition in 2017 contributed $2 million of additional expenses.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

The increase in amortization expense for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily due to the consolidation of Netsmart in the second quarter of 2016, which resulted in $10 million of additional costs in 2016, and additional amortization related to intangible assets associated with our acquisitions of a controlling interest in third parties during the second half of 2016. After adjusting for Netsmart, amortization expense decreased compared with the prior year as several intangible assets were fully amortized in 2015.

Interest Expense

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Interest expense	$87,479	$68,141	$31,396	28.4%	117.0%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Interest expense during the year ended December 31, 2017 was higher compared with the prior year primarily due to a full year of interest expense associated with Netsmart’s non-recourse debt, including incremental interest on Netsmart’s additional borrowings of $51 million in the third quarter of 2017 to fund the DeVero acquisition. Interest expense associated with Allscripts senior secured credit facility also increased primarily due to higher outstanding balance compared with the year ended December 31, 2016, partly due to additional borrowings of $170 million to finance the acquisition of the EIS Business during the fourth quarter of 2017. In addition, the interest rates on Allscripts and Netsmart’s credit facilities was higher during 2017 as compared with 2016. These increases were partly offset by the absence of any debt issue costs write-off during the year ended December 31, 2017.

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

Other income, net

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Other income, net	$413	$1,087	$2,183	(62.0%)	(50.2%)

Year Ended December 31, 2017 Compared with the Years Ended December 31, 2016 and 2015

Other income, net for the years ended December 31, 2017, 2016 and 2015 consists of miscellaneous receipts. The year ended December 31, 2015 also included the recognition of unrealized gains from accumulated other comprehensive loss related to our available for sale marketable securities that were sold during 2015.

Equity in Net Income (Loss) of Unconsolidated Investments

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Equity in net income (loss) of unconsolidated investments	$821	$(7,501)	$(2,100)	(110.9%)	NM

Year Ended December 31, 2017 Compared with the Years Ended December 31, 2016 and 2015

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments. The majority of the amounts recognized during the years ended December 31, 2016 and 2015 represent our share of the net losses incurred by NantHealth prior to NantHealth’s initial public offering (“IPO”) in June 2016, including the amortization of cost basis adjustments. Our investment in NantHealth common stock was accounted for as an available-for-sale marketable security after the IPO until the full disposition of the NantHealth common stock in the third quarter of 2017 in connection with our acquisition of certain assets related to NantHealth’s provider and patient engagement solutions business.

Income Tax Benefit (Provision)

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Income tax benefit (provision)	$50,767	$17,814	$(2,626)	185.0%	NM
Effective tax rate	24.2%	120.5%	460.7%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. SAB 118 has provided guidance for companies that have not completed their accounting for the income tax effects of the Tax Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Tax Act, however, we have made a reasonable estimate of the effects on our deferred tax balances and in relation to the transition tax. The remeasurement of our deferred tax balances to reflect the reduced federal rate resulted in net tax benefit of $26.0 million.  In addition, we have estimated and recorded tax expense of $5.2 million in our tax provision for the year ended December 31, 2017.

During the year ended December 31, 2017, we recorded $42.7 million in valuation allowance for federal capital loss carryforwards not expected to be realized before expiration.  In addition, we recorded $5.3 million valuation allowance for federal credit carryforwards, and foreign and state NOL carryforwards.  During the year ended December 31, 2016, we released valuation allowance of $17.5 million related to federal credit carryforwards, and foreign and state NOL carryforwards to offset current year taxable income. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate was lower for the year ended December 31, 2017 as compared with the prior year, primarily due to the recording of valuation allowance of $48 million in the current year, while release of valuation allowance of $17.5 million was recorded in the prior year.

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

Our effective rate for the year ended December 31, 2016 was lower as compared with the prior year, primarily due to the release of valuation allowance of $17.5 million, and the fact that permanent items and the impact of foreign earnings had a greater impact on the near break-even pre-tax income of $0.6 million for the year ended December 31, 2015, compared to the impacts of these items on a pre-tax loss of $14.8 million for the year ended December 31, 2016. Lastly, the effective tax rate for the year ended December 31, 2016, was impacted by the consolidation of Netsmart’s financial results starting on April 19, 2016. On December 18, 2015, the Consolidated Appropriations Act of 2016 was enacted into law, which both reinstated retroactively to January 1, 2015 the research and development credit and made it permanent. Our effective tax rate for the years ended December 31, 2016 and December 31, 2015 includes the estimated impacts of this credit of $3.0 million. A detailed reconciliation of taxes computed at the statutory federal income tax rate of 35% and the provision for income taxes is set forth in Note 7, “Income Taxes,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Discontinued Operations

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Income from discontinued operations, net of tax	$4,676	$-	$-	NM	NM

Year Ended December 31, 2017 Compared with the Years Ended December 31, 2016 and 2015

The income from discontinued operations, net of tax, for the year ended December 31, 2017 represents the net earnings attributable to two solutions acquired during 2017 as part of the EIS Business that we intend to discontinue. Refer to Note 13, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for additional information regarding discontinued operations.

Non-Controlling Interests

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Net loss (income) attributable to non-controlling interest	$1,566	$(146)	$(170)	NM	(14.1%)
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(43,850)	$(28,536)	$0	53.7%	NM

Year Ended December 31, 2017 Compared with the Years Ended December 31, 2016 and 2015

The net loss (income) attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart for each of the periods presented. Refer to Note 2, “Business Combinations and Other Investments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for additional information regarding such liquidation preference.

Segment Operations

Overview of Segment Results

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Revenue:
Clinical and Financial Solutions	$1,251,299	$1,125,617	$1,105,504	11.2%	1.8%
Population Health	270,447	234,662	219,861	15.2%	6.7%
Netsmart	319,074	173,361	0	84.1%	NM
Unallocated Amounts	(22,485)	16,259	61,028	NM	(73.4%)
Discontinued Operations	(11,993)	0	0	NM	NM
Total revenue	$1,806,342	$1,549,899	$1,386,393	16.5%	11.8%

Gross Profit:
Clinical and Financial Solutions	$532,152	$471,814	$452,058	12.8%	4.4%
Population Health	190,394	171,404	147,095	11.1%	16.5%
Netsmart	149,550	70,289	0	112.8%	NM
Unallocated Amounts	(81,121)	(42,468)	(18,588)	91.0%	128.5%
Discontinued Operations	(8,814)	0	0	NM	NM
Total gross profit	$782,161	$671,039	$580,565	16.6%	15.6%

Income from operations:
Clinical and Financial Solutions	$285,552	$251,886	$234,146	13.4%	7.6%
Population Health	131,174	111,956	91,887	17.2%	21.8%
Netsmart	29,473	(7,412)	0	NM	NM
Unallocated Amounts	(396,616)	(296,659)	(294,150)	33.7%	0.9%
Discontinued Operations	(7,666)	0	0	NM	NM
Total income (loss) from operations	$41,917	$59,771	$31,883	(29.9%)	87.5%
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

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Revenue	$1,251,299	$1,125,617	$1,105,504	11.2%	1.8%
Gross profit	$532,152	$471,814	$452,058	12.8%	4.4%
Gross margin %	42.5%	41.9%	40.9%
Income from operations	$285,552	$251,886	$234,146	13.4%	7.6%
Operating margin %	22.8%	22.4%	21.2%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Clinical and Financial Solutions revenue increased during the year ended December 31, 2017 compared with the prior year, as higher revenue from software delivery, support and maintenance and recurring revenue cycle management and other transaction-based services and private cloud hosting client services were partly offset by lower non-recurring client services revenue. This increase was primarily as a result of the acquisition of the EIS Businesses during the fourth quarter of 2017, which contributed $97 million of revenue, including $19 million of revenue (excluding $7 million of acquisition-related deferred revenue adjustments) associated with discontinued operations. The remainder of the increase was driven by recurring revenue from higher subscription-based, revenue cycle management and other transaction-based services revenue, and higher recurring private cloud hosting client services revenue. The increase in revenue cycle management and other transaction-based services revenue was due to the activation of several new accounts, which more than offset certain other projects that ended in 2016. Revenue related to private cloud hosting increased primarily due to several new large client go-lives. Non-recurring revenue decreased slightly compared with prior year, as higher software license sales of our acute solutions and related professional services revenue driven by a higher number of larger acute client expansions was more than offset by lower non-recurring revenue associated with our ambulatory solutions attributable to fewer large implementations of our ambulatory solutions as certain large service projects were mostly completed in 2016. The decrease in non-recurring revenue was also partly due to lower client services revenue from the realization of certain deferred revenue amounts during the first quarter of 2016 that did not re-occur in 2017.

Gross profit and gross margin increased during the year ended December 31, 2017 compared with the prior primarily due to gross profit from the EIS Businesses, which also had higher average margins compared with our existing businesses included within the Clinical and Financial Solutions segment.  During 2017 we also recognized certain credits related to our hosting partners which did not occur during the prior year. These increases were partially offset by a greater reliance on third-party products and services, higher internal costs related to anticipated new outsourcing clients go-lives and higher amortization of capitalized software development and acquired technology-related intangible assets associated with our existing businesses.

Income from operations also increased primarily driven by the same factors as above. The operating margin increased slightly as higher operating margin associated with the EIS Business was offset by an increase in selling, general and administrative expenses, primarily due to higher marketing and professional services expenses.

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

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Revenue	$270,447	$234,662	$219,861	15.2%	6.7%
Gross profit	$190,394	$171,404	$147,095	11.1%	16.5%
Gross margin %	70.4%	73.0%	66.9%
Income from operations	$131,174	$111,956	$91,887	17.2%	21.8%
Operating margin %	48.5%	47.7%	41.8%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Population Health revenue increased during the year ended December 31, 2017 compared with the prior year comparable period, primarily as a result of the acquisition of the EIS Business during the fourth quarter of 2017, which contributed $26 million of revenue. The remainder of the increase was primarily due to higher non-recurring software delivery, support and maintenance revenue associated with client expansion and new client sales of our CareInMotion™ population health management portfolio and related non-recurring project-related client services revenue. These increases were partly offset by lower recurring software delivery, support and maintenance revenue, mostly driven by the realization of certain deferred revenue amounts upon delivery of all software-related elements associated with a large customer contract during the third quarter of 2016, which did not recur in 2017.

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

Netsmart

Our Netsmart segment was established as part of the Netsmart Transaction and was initially comprised of the combination of our HomecareTM business with Netsmart, Inc. The Netsmart segment also includes the results of HealthMEDX, LLC and DeVero, Inc., which were acquired subsequent to the Netsmart Transaction. Refer to Note 2, “Business Combinations and Other Investments” for further details regarding the acquisition of these businesses. The Netsmart segment operates in and provides software and technology solutions to the health and human services and post-acute sectors of health care throughout the United States. The health and human services sector comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services and public health market segments. The post-acute sector includes homecare and long-term care, which is comprised of home health, hospice, private duty, assisted living and skilled nursing. The human services, home care and long-term care markets combined represent the second largest category of health care spending in the United States.

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Revenue	$319,074	$173,361	$0	84.1%	NM
Gross profit	$149,550	$70,289	$0	112.8%	NM
Gross margin %	46.9%	40.5%	NM
Income (loss) from operations	$29,473	$(7,412)	$0	NM	NM
Operating margin %	9.2%	(4.3%)	NM

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Revenue includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products.

Revenue for the year ended December 31, 2017 increased compared with the prior year, primarily due to sales to both existing clients as well as new footprints and incremental revenue from the acquisitions of HealthMEDX during the fourth quarter of 2016 and DeVero during the third quarter of 2017. In addition, total revenue for the years ended December 31, 2017 and 2016 was reduced by $5 million and $25 million, respectively, due to the impact of acquisition-related deferred revenue adjustments related to the Netsmart Transaction. In addition, revenue for the year ended December 31, 2017 increased due to the 2016 comparable period only including results of Netsmart since the date of the Netsmart Transaction in April 2016.  Furthermore, the results of the HomecareTM business are included in the Netsmart reportable segment in the current year period and for a portion of the 2016 period and in the Unallocated Amounts category for the 2016 period prior to the date of the contribution of the Homecare business.

Gross profit and gross margin improved during the year ended December 31, 2017, primarily driven by higher revenue and operational efficiencies as well as the impact of lower acquisition-related deferred revenue adjustments in 2017 compared with 2016, partially offset by an increase in amortization of software development and acquisition-related intangible assets totaling $46 million in 2017 as compared with $27 million in 2016. Income from operations and operating margin improved as a result of the above revenue increases and gross margin improvements partly offset by increased expenses related to the acquired businesses.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Revenue for the year ended December 31, 2016 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products. Overall, revenues are negatively impacted by the deferred revenue adjustment related to the Netsmart Transaction totaling $25 million for the year ended December 31, 2016. Gross profit and loss from operation was also negatively impacted by this same deferred revenue adjustment in addition to the amortization of acquisition-related intangibles acquired in the Netsmart Transaction and capitalized software development totaling $27 million for the year ended December 31, 2016.

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

				2017%	2016%
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Revenue	$(22,485)	$16,259	$61,028	NM	(73.4%)
Gross profit	$(81,121)	$(42,468)	$(18,588)	91.0%	128.5%
Gross margin %	NM	NM	(30.5%)
Income (loss) from operations	$(396,616)	$(296,659)	$(294,150)	33.7%	0.9%
Operating margin %	NM	NM	NM

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the year ended December 31, 2017 compared with the prior year decreased primarily due to the recognition of $37 million of amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in the EIS Business and NantHealth provider/patient engagement acquisitions. Additionally, the results of our HomecareTM business are included in the Netsmart reportable segment for the year ended December 31, 2017 and in the Unallocated Amounts category for part of the year ended December 31, 2016 prior to the Netsmart Transaction. Revenue for both the year ended December 31, 2017 and 2016 includes the elimination of $10 million of revenue associated with transactions between Allscripts and Netsmart. Hardware revenue for the year ended December 31, 2017 was slightly lower compared with prior year.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $374 million for the year ended December 31, 2017 compared to $313 million for the year ended December 31, 2016. This increase was primarily driven by increases in selling, general and administrative expenses of $52 million and research and development expenses of $14 million, partially offset by a decrease in asset impairment charges of $5 million. The increases selling, general and administrative expenses and research and development expenses were primarily due to higher transaction-related, severance and legal expenses, and additional expenses mostly related to the acquisition of the EIS Business during the fourth quarter of 2017.

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

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of December 31,
(In millions)	2017	2016	% Change
Software delivery, support and maintenance	$2,748	$2,379	15.5%
Client services	1,899	1,671	13.6%
Total contract backlog	$4,647	$4,050	14.7%

Total contract backlog as of December 31, 2017 was higher compared with December 31, 2016, primarily due to an increase in bookings related to subscription-based agreements and managed services, such as outsourcing and revenue cycle management. The revenue associated with these types of agreements and contracts is recognized over an extended period of time based on the subscription term or contract period. Total contract backlog as of December 31, 2017 also includes the addition of backlog from EIS starting in the fourth quarter of 2017. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing of renewal activity and periodic revalidations. We estimate that approximately 38% of our aggregate contract backlog as of December 31, 2017 will be recognized as revenue during 2018.

We estimate that the aggregate contract backlog as of December 31, 2017 will be recognized as revenue in future years as follows:

Year Ended December 31,	(Percentage of Total Backlog)
2018	38%
2019	22%
2020	13%
2021	10%
2022	6%
Thereafter	11%
Total	100%

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $162 million and available borrowing capacity of $139 million under our Revolving Facility and $50 million under the Netsmart Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

				2017 $	2016 $
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Net (loss) income	$(154,175)	$3,030	$(2,056)	$(157,205)	$5,086
Non-cash adjustments to net loss	369,993	211,586	197,287	158,407	14,299
Cash impact of changes in operating assets and liabilities	63,597	54,388	16,348	9,209	38,040
Net cash provided by operating activities	$279,415	$269,004	$211,579	$10,411	$57,425

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Net cash provided by operating activities increased by $10 million during the year ended December 31, 2017 compared with the prior year, primarily due to the timing of annual maintenance billings associated with our recent acquisition of the EIS Business, which typically occur during the fourth quarter for that business. This additional cash flow more than offset higher interest expenses paid attributable to Netsmart’s non-recourse debt and higher transaction-related and legal expenses. The increase in non-cash adjustments to net loss was primarily driven by other-than-temporary impairment charges associated with long-term investments.

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

Investing Cash Flow Activities

				2017 $	2016 $
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Capital expenditures	$(46,376)	$(35,510)	$(18,322)	$(10,866)	$(17,188)
Capitalized software	(138,895)	(102,472)	(49,264)	(36,423)	(53,208)
Cash paid for business acquisitions, net of cash acquired	(222,310)	(994,876)	(9,372)	772,566	(985,504)
Purchases of equity securities, other investments and related intangible assets	(5,606)	(21,185)	(215,786)	15,579	194,601
Other proceeds from investing activities	215	37	3,778	178	(3,741)
Net cash used in investing activities	$(412,972)	$(1,154,006)	$(288,966)	$741,034	$(865,040)

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Net cash used in investing activities decreased during the year ended December 31, 2017 compared with the prior year, primarily due to higher amounts spent during the year ended December 31, 2016 related to business acquisitions and other investments. During 2017, we completed the acquisitions of the EIS Business from the McKesson Corporation and the provider and patient engagement solutions business from NantHealth, Inc., and Netsmart Inc. completed the acquisition of DeVero, for total cash payments of $222 million, net of cash acquired. During the year ended December 31, 2017, we also acquired $3 million in equity investments in third parties and a $3 million convertible note issued by another entity in which we also hold an equity investment. In comparison, during 2016, we completed the acquisitions of Netsmart, Inc., Netsmart Inc.’s acquisition of HealthMEDX and the acquisition of controlling stakes in three third parties, for a total of $995 million, net of cash acquired. During 2016, we also invested $21 million of new third-party investments. Spending for capital expenditures and capitalized software costs increased during the year ended December 31, 2017 compared with the prior year comparable period primarily due to the payment of $24 million for third-party software purchases to supplement our internal software development efforts, which was accrued as of December 31, 2016, and additional costs associated with Netsmart and the EIS Business.

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

Financing Cash Flow Activities

				2017 $	2016 $
	Year Ended December 31,			Change	Change
(In thousands)	2017	2016	2015	from 2016	from 2015
Proceeds from sale or issuance of common stock	$1,568	$84	$103,631	$1,484	$(103,547)
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	0	$333,605	$-	(333,605)	333,605
Excess tax benefits from stock-based compensation	0	1,014	644	(1,014)	370
Taxes paid related to net share settlement of equity awards	(7,269)	(8,204)	(7,062)	935	(1,142)
Payments on debt instruments	(154,951)	(163,522)	(239,109)	8,571	75,587
Credit facility borrowings, net of issuance costs	374,698	823,535	284,161	(448,837)	539,374
Repurchase of common stock	(12,077)	(121,241)	0	109,164	(121,241)
Payment of acquisition financing obligations	(4,878)	0	0	(4,878)	0
Proceeds from sales of subsidiary shares to non-controlling interest	1,494	0	0	1,494	0
Net cash provided by financing activities	$198,585	$865,271	$142,265	$(666,686)	$723,006

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Net cash provided by investing activities decreased during the year ended December 31, 2017 compared with the prior year, primarily due to lower credit facility borrowings and proceeds from the issuance of stock. During 2017, we borrowed $170 million under our revolving credit facility to finance the acquisition of the EIS Business and Netsmart borrowed an additional $51 million under its senior secured term loan to finance its acquisition of DeVero, Inc. In comparison, during 2016, borrowings totaled $824 million and were used to complete the Netsmart and other acquisitions, and partially finance third-party investments. Additionally, we repurchased a smaller amount of common stock during the year ended December 31, 2017 compared with the prior year.

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

Future Capital Requirements

The following table summarizes future payments under our 1.25% Notes and Senior Secured Credit Facility and under Netsmart’s Non-Recourse Debt as of December 31, 2017:

(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$345,000	$0	$0	$0
Senior Secured Credit Facility (2)	628,750	28,125	40,625	560,000	0	0	0
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	479,316	4,866	4,866	4,866	4,866	4,866	454,986
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total principal payments	1,620,066	32,991	45,491	909,866	4,866	4,866	621,986
Interest payments:
1.25% Cash Convertible Senior Notes (1)	12,939	4,313	4,313	4,313	0	0	0
Senior Secured Credit Facility (2) (3)	57,846	24,141	22,888	10,817	0	0	0
Netsmart Non-Recourse Debt
First Lien Term Loan (4)	158,912	29,571	29,270	28,969	28,667	28,366	14,069
First Lien Revolver (5)	875	250	250	250	125	0	0
Second Lien Term Loan (6)	110,008	18,335	18,335	18,335	18,335	18,335	18,333
Total interest payments	340,580	76,610	75,056	62,684	47,127	46,701	32,402
Total future debt payments	$1,960,646	$109,601	$120,547	$972,550	$51,993	$51,567	$654,388

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after December 31, 2017 and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on December 31, 2017, which was 3.82%.
(4)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on December 31, 2017, which was 6.19%.
(5)	Assumes commitment fee remain constant at the rate in effect on December 31, 2017, which was 0.5%.
(6)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on December 31, 2017, which was 10.98%.

Revolving Credit Facilities

We have a $550 million senior secured revolving facility (the “Revolving Facility”) that expires in September 2020. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. We had $410.0 million of borrowings and $0.8 million of letters of credit outstanding under the Revolving Facility as of December 31, 2017. We had $139.2 million available, net of outstanding letters of credit, under the Revolving Facility as of December 31, 2017. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Subsequent to December 31, 2017, we amended and restated our Senior Secured Credit Facility on February 15, 2018. The Second Amended and Restated Credit Agreement provides for a $400 million senior secured term loan and a $900 million senior secured revolving facility, which represent increases from the $250 million term loan and $550 million revolving facility provided under our existing 2015 Credit Agreement, respectively, each with a five-year term.

Netsmart has a $50 million senior secured 5-year revolving loan credit facility (the “Netsmart Revolving Facility”) that expires in April 2023. Netsmart had no borrowings outstanding under the Netsmart Revolving Facility as of December 31, 2017. Netsmart had $50.0 million available borrowing capacity, net of outstanding letters of credit, under the Netsmart Revolving Facility as of December 31, 2017. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Refer to Note 6, “Debt,” and Note 19, “Subsequent Events,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information.

Other Matters Affecting Future Capital Requirements

On November 17, 2016, we announced that our Board approved a new stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. During 2017, we purchased 1.0 million shares of our common stock under the new program for a total of $12.1 million. No shares were repurchased during the fourth quarter of 2017.  Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

During 2017, we completed renegotiations with Atos and our other largest hosting partners to improve the operating cost structure of our private cloud hosting operations. As a result of these renegotiations, we signed a new restated and amended agreement with Atos and, therefore, starting in 2018, we will begin to transition substantially all of our hosting services to Atos.  The increased scale of the relationship is expected to result in future reductions in the base fees and volume fee rates. Refer to schedule included within the “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for further detail.

We are currently in the seventh year of a ten-year agreement with Atos (formerly known as Xerox Consultant Services) to provide services to support our private cloud hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The new amended and restated agreement extends the term to 2023 with annual auto-renewal periods for an additional two years thereafter. The new agreement also provides for the payment of initial annual base fees of $30 million per year (decreasing to $25 million by the end of the agreement) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. During the year ended December 31, 2017, we incurred $59 million of expenses under our existing agreement with Atos, which are included in cost of revenue in our consolidated statements of operations.

Our total investment in research and development efforts during 2017 increased compared with 2016 primarily due to the consolidation of Netsmart beginning in the second quarter of 2016, including the impact of Netsmart’s subsequent acquisitions of HealthMEDX and DeVero, and the acquisition of the EIS Business in the fourth quarter of 2017. In addition, we continue to build and expand our capabilities in emerging areas of health care, such as precision medicine and population health analytics, and our traditional offerings in the ambulatory, acute and post-acute markets. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs, and the purchase of third-party software, as needed, to supplement our internal development efforts. To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Research and development costs directly recorded to expense	$220,219	$187,906	$184,791
Capitalized software development costs per consolidated statement of cash flows (1)	138,895	102,472	49,264
Total non-GAAP R&D-related spending	$359,114	$290,378	$234,055
Total revenue	$1,806,342	$1,549,899	$1,386,393
Total non-GAAP R&D-related spending as a % of total revenue	20%	19%	17%

•

(1)	Amount for the years ended December 31, 2017 and 2016 include $24 million and $20 million, respectively, of third-party software purchases to supplement our internal software development efforts.

We believe that our cash and cash equivalents of $162 million as of December 31, 2017, our future cash flows, and our borrowing capacity under our Revolving Facility and Netsmart’s Revolving Facility, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the purchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our credit facilities or issue additional equity or debt securities.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

We enter into obligations with third parties in the ordinary course of business. The following table summarizes our significant contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash in future periods, assuming all obligations reach maturity. We do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from the sale of our products and services that are not reflected in the following table.

		Payments due by period
(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Balance sheet obligations: (1)
Debt:
Principal payments	$973,750	$28,125	$40,625	$905,000	$0	$0	$0
Interest payments	70,785	28,454	27,201	15,130	0	0	0
Netsmart Non-Recourse Debt:
Principal payments	646,316	4,866	4,866	4,866	4,866	4,866	621,986
Interest payments	269,795	48,156	47,855	47,554	47,127	46,701	32,402
Other debt	0	0	0	0	0	0	0
Capital leases	18,485	11,148	5,976	1,203	158	0	0
Other obligations: (2)
Non-cancelable operating leases	143,228	28,534	25,297	22,195	18,008	13,955	35,239
Purchase obligations (3)	152,678	65,187	42,169	22,892	12,914	9,516	0
Agreement with Atos	601,288	78,671	91,617	88,228	82,056	79,055	181,661
Other contractual obligations (4)	3,715	2,456	1,259	0	0	0	0
Total contractual obligations	$2,880,040	$295,597	$286,865	$1,107,068	$165,129	$154,093	$871,288

(1)

Our liability for uncertain tax positions was $12 million as of December 31, 2017. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have also excluded net deferred tax liabilities of $89 million from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

(2)

We have no off balance sheet arrangements as defined in Item 303 of Regulation S-K as of December 31, 2017. Additionally, we have obligations to pay contingent consideration associated with acquisitions completed in 2016 and 2017 of $1.8 million in 2018 and $0.6 million in 2019. Such contingent consideration obligations are excluded from the above table since their payment is based on future financial objectives, the achievement of which we cannot predict.

(3)	Purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.
(4)

Other contractual obligations consist of $0.8 million of letters of credit outstanding under our 2015 Credit Agreement and $2.9 million relating to deferred consideration payable for acquisitions which are solely contingent on the passage of time. As of December 31, 2017, no amounts had been drawn on the letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily changes in United States interest rates and changes in LIBOR, and primarily due to our borrowing under the Senior Secured Credit Facility. Based on our balance of $629 million of debt under the Senior Secured Credit Facility as of December 31, 2017, an increase in interest rates of 1.0% would cause a corresponding increase in annual interest expense of approximately $6 million. Borrowings under Netsmart’s Credit Agreements are also exposed to interest rate risk as the interest rates on such borrowings are variable, which exposes us to fluctuations in our results of operations or liquidity, an increase in interest rates of 1.0% would cause a corresponding additional increase in annual interest expense of approximately $6 million. Netsmart’s borrowings are non-recourse in nature to Allscripts.

We have global operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2017 have not had a material impact on our financial position or operating results. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. An exception to this is our development center in India, where we are required to make payments in local currency but which we fund in United States dollars. Starting in 2015, we entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. As of December 31, 2017, there were six forward contracts outstanding that were staggered to mature monthly starting in January 2018 and ending in June 2018. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2018. As of December 31, 2017, the notional amount of each outstanding monthly forward contract was 120 million INR, or the equivalent of $1.9 million United States dollars, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2017. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future. The forward contracts resulted in gains of $2.7 million and $0.5 million during the years ended December 31, 2017 and 2016, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014

Raleigh, North Carolina

February 23, 2018

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Allscripts Healthcare Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of PF2 EIS LLC and PF2 Enterprise Information Solutions Canada ULC (“Enterprise Information Solutions”), wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting eight and five percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, Enterprise Information Solutions was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Enterprise Information Solutions.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 23, 2018

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$155,839	$95,607
Restricted cash	6,659	1,003
Accounts receivable, net of allowance of $37,735 and $32,670 as of December 31, 2017 and December 31, 2016, respectively	567,873	405,172
Prepaid expenses and other current assets	115,463	102,551
Total current assets	845,834	604,333
Available for sale marketable securities	0	149,100
Fixed assets, net	165,603	148,810
Software development costs, net	222,189	163,879
Intangible assets, net	826,872	741,403
Goodwill	2,004,953	1,924,052
Deferred taxes, net	4,574	2,791
Other assets	148,849	97,791
Assets attributable to discontinued operations	11,276	0
Total assets	$4,230,150	$3,832,159

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)	December 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$97,583	$126,144
Accrued expenses	85,915	86,135
Accrued compensation and benefits	99,632	64,291
Deferred revenue	546,830	363,772
Current maturities of long-term debt	27,687	15,158
Current maturities of non-recourse long-term debt - Netsmart	2,755	2,451
Current maturities of capital lease obligations	7,865	9,126
Total current liabilities	868,267	667,077
Long-term debt	906,725	717,853
Non-recourse long-term debt - Netsmart	625,193	576,918
Long-term capital lease obligations	7,105	9,877
Deferred revenue	24,047	18,009
Deferred taxes, net	93,643	141,752
Other liabilities	92,205	39,787
Liabilities attributable to discontinued operations	21,358	0
Total liabilities	2,638,543	2,171,273
Redeemable convertible non-controlling interest - Netsmart	431,535	387,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2017 and December 31, 2016; 269,335 and 180,832 shares issued and outstanding as of December 31, 2017, respectively; 267,997 and 180,510 shares issued and outstanding as of December 31, 2016, respectively	2,693	2,680
Treasury stock: at cost, 88,504 and 87,487 shares as of December 31, 2017 and December 31, 2016, respectively	(322,735)	(310,993)
Additional paid-in capital	1,781,059	1,789,959
Accumulated deficit	(338,150)	(187,351)
Accumulated other comprehensive loss	(1,985)	(61,829)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,120,882	1,232,466
Non-controlling interest	39,190	40,735
Total stockholders’ equity	1,160,072	1,273,201
Total liabilities and stockholders’ equity	$4,230,150	$3,832,159

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Revenue:
Software delivery, support and maintenance	$1,174,722	$1,012,352	$918,430
Client services	631,620	537,547	467,963
Total revenue	1,806,342	1,549,899	1,386,393
Cost of revenue:
Software delivery, support and maintenance	368,192	331,055	291,804
Client services	541,388	459,174	432,038
Amortization of software development and acquisition-related assets	114,601	88,631	81,986
Total cost of revenue	1,024,181	878,860	805,828
Gross profit	782,161	671,039	580,565
Selling, general and administrative expenses	486,271	392,865	339,175
Research and development	220,219	187,906	184,791
Asset impairment charges	0	4,650	1,544
Amortization of intangible and acquisition-related assets	33,754	25,847	23,172
Income from operations	41,917	59,771	31,883
Interest expense	(87,479)	(68,141)	(31,396)
Other income, net	413	1,087	2,183
Impairment of and losses on long-term investments	(165,290)	0	0
Equity in net income (loss) of unconsolidated investments	821	(7,501)	(2,100)
(Loss) income from continuing operations before income taxes	(209,618)	(14,784)	570
Income tax benefit (provision)	50,767	17,814	(2,626)
(Loss) income from continuing operations, net of tax	(158,851)	3,030	(2,056)
Income from discontinued operations, net of tax	4,676	0	0
Net (loss) income	(154,175)	3,030	(2,056)
Less: Net loss (income) attributable to non-controlling interests	1,566	(146)	(170)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(43,850)	(28,536)	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(196,459)	$(25,652)	$(2,226)

Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(1.12)	$(0.14)	$(0.01)
Discontinued operations	$0.03	$0.00	$0.00
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(1.09)	$(0.14)	$(0.01)

Diluted
Continuing operations	$(1.12)	$(0.14)	$(0.01)
Discontinued operations	$0.03	$0.00	$0.00
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(1.09)	$(0.14)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net (loss) income	$(154,175)	$3,030	$(2,056)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,352	(1,528)	$(2,381)
Change in unrealized gain (loss) on available for sale securities	56,359	(56,359)	(228)
Change in fair value of derivatives qualifying as cash flow hedges	114	597	424
Other comprehensive income (loss) before income tax benefit (expense)	59,825	(57,290)	(2,185)
Income tax benefit (expense) related to items in other comprehensive loss	19	(297)	(78)
Total other comprehensive income (loss)	59,844	(57,587)	(2,263)
Comprehensive loss	(94,331)	(54,557)	(4,319)
Less: Comprehensive loss (income) attributable to non-controlling interests	1,566	(146)	(170)
Comprehensive loss, net	$(92,765)	$(54,703)	$(4,489)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2017	2016	2015
Number of Common Shares Issued
Balance at beginning of year	267,997	266,545	265,138
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,338	1,452	1,407
Balance at end of year	269,335	267,997	266,545
Common Stock
Balance at beginning of year	$2,680	$2,665	$2,651
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	13	15	14
Balance at end of year	$2,693	$2,680	$2,665
Number of Treasury Stock Shares Purchased
Balance at beginning of year	(87,487)	(77,237)	(84,672)
Issuance of treasury stock	22	0	7,435
Purchase of treasury stock	(1,039)	(10,250)	0
Balance at end of year	(88,504)	(87,487)	(77,237)
Treasury Stock
Balance at beginning of year	$(310,993)	$(189,753)	$(278,036)
Issuance of treasury stock	335	0	88,283
Purchase of treasury stock	(12,077)	(121,240)	0
Balance at end of year	$(322,735)	$(310,993)	$(189,753)
Additional Paid-In Capital
Balance at beginning of year	$1,789,959	$1,789,449	$1,749,593
Stock-based compensation	35,337	34,544	31,961
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(5,767)	(8,133)	(3,445)
Tax deficiency realized upon exercise of stock-based awards	0	(1,280)	(2,920)
Accretion of redemption preference on redeemable convertible non-controlling interest in Netsmart	(43,850)	(28,536)	0
Subsidiary issuance of common stock	1,473
Issuance of treasury stock	(76)	0	10,017
Warrants issued	3,983	3,915	4,243
Balance at end of year	$1,781,059	$1,789,959	$1,789,449
Accumulated Deficit
Balance at beginning of year	$(187,351)	$(190,235)	$(188,009)
Net (loss) income less net income attributable to non-controlling interests	(152,609)	2,884	(2,226)
Recognition of previously unrecognized excess tax benefits	1,810	0	0
Balance at end of year	$(338,150)	$(187,351)	$(190,235)
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(61,829)	$(4,242)	$(1,979)
Foreign currency translation adjustments, net	3,352	(1,528)	(2,381)
Unrecognized gain on derivatives qualifying as cash flow hedges, net of tax	72	361	258
Unrecognized gain (loss) on available for sale securities, net of tax	56,420	(56,420)	(140)
Balance at end of year	$(1,985)	$(61,829)	$(4,242)
Non-controlling interest
Balance at beginning of year	$40,735	$11,189	$0
Acquisition of non-controlling interest	21	29,400	11,019
Net (loss) income attributable to non-controlling interests	(1,566)	146	170
Balance at end of year	$39,190	$40,735	$11,189
Total Stockholders’ Equity at beginning of year	$1,273,201	$1,419,073	$1,284,220
Total Stockholders’ Equity at end of year	$1,160,072	$1,273,201	$1,419,073

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(154,175)	$3,030	$(2,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	218,537	172,390	161,011
Stock-based compensation expense	38,769	42,877	34,663
Excess tax benefits from stock-based compensation	0	(1,014)	(644)
Deferred taxes	(55,787)	(22,621)	(2,206)
Asset impairment charges	0	4,650	1,544
Write-off of unamortized deferred debt issuance costs	0	5,224	1,433
Impairment of and losses on long-term investments	165,290	0	0
Equity in net (income) loss of unconsolidated investments	(821)	7,501	2,100
Other losses, net	4,005	2,579	(614)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable, net	(99,431)	(17,826)	3,215
Prepaid expenses and other assets	13,820	13,765	17,614
Accounts payable	(18,014)	40,456	(11,953)
Accrued expenses	4,631	1,490	(22,974)
Accrued compensation and benefits	22,006	(4,106)	10,257
Deferred revenue	126,041	21,722	20,372
Other liabilities	14,544	(1,113)	(183)
Net cash provided by operating activities	279,415	269,004	211,579
Cash flows from investing activities:
Capital expenditures	(46,376)	(35,510)	(18,322)
Capitalized software	(138,895)	(102,472)	(49,264)
Cash paid for business acquisitions, net of cash acquired	(222,310)	(994,876)	(9,372)
Purchases of equity securities, other investments and related intangible assets	(5,606)	(21,185)	(215,786)
Other proceeds from investing activities	215	37	3,778
Net cash used in investing activities	(412,972)	(1,154,006)	(288,966)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	1,568	84	103,631
Proceeds from issuance of redeemable convertible preferred stock - Netsmart	0	333,605	0
Excess tax benefits from stock-based compensation	0	1,014	644
Taxes paid related to net share settlement of equity awards	(7,269)	(8,204)	(7,062)
Payments of capital lease obligations	(12,203)	(6,277)	(598)
Credit facility payments	(142,748)	(157,245)	(238,511)
Credit facility borrowings, net of issuance costs	374,698	823,535	284,161
Repurchase of common stock	(12,077)	(121,241)	0
Payment of acquisition financing obligations	(4,878)	0	0
Proceeds from sales of subsidiary shares to non-controlling interest	1,494	0	0
Net cash provided by financing activities	198,585	865,271	142,265
Effect of exchange rate changes on cash and cash equivalents	860	(532)	(1,178)
Net increase (decrease) in cash and cash equivalents	65,888	(20,263)	63,700
Cash, cash equivalents and restricted cash, beginning of period	96,610	116,873	53,173
Cash, cash equivalents and restricted cash, end of period	$162,498	$96,610	$116,873

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

We record reimbursements for out-of-pocket expenses incurred as client services revenue in our consolidated statements of operations. These amounts totaled:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Reimbursements for out-of-pocket expenses incurred	$10,276	$9,528	$12,873

The following table summarizes revenue earned on contracts in excess of billings, both the current and non-current portions, which are included in the balances of accounts receivable and other assets, respectively, in our consolidated balance sheets. Billings are expected to occur according to the contract terms.

	December 31,
(In thousands)	2017	2016
Revenue earned on contracts in excess of billings
Unbilled revenue (current)	$133,368	$98,917
Unbilled revenue (long-term)	0	0
Total revenue earned on contracts in excess of billings	$133,368	$98,917

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Our Level 1 financial instruments included our investment in NantHealth common stock. Refer to Note 10, “Accumulated Other Comprehensive Loss” for further information regarding our available for sale marketable securities.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	December 31, 2017				December 31, 2016
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
NantHealth Common Stock	Available for sale marketable securities	$0	$0	$0	$0	$149,100	$0	$0	$149,100
1.25% Call Option	Other assets	0	0	46,578	46,578	0	0	17,080	17,080
1.25% Embedded cash conversion option	Other liabilities	0	0	(47,777)	(47,777)	0	0	(17,659)	(17,659)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	1,136	0	1,136	0	1,021	0	1,021
Total		$0	$1,136	$(1,199)	$(63)	$149,100	$1,021	$(579)	$149,542
As of December 31, 2017, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital. Refer to Note 2, “Business Combinations and Other Investments” for additional information about these investments.

Our long-term financial liabilities include borrowings outstanding under our Senior Secured Credit Facility and non-recourse borrowings outstanding under Netsmart’s Credit Agreements (both as defined in Note 6, “Debt”), with carrying values that approximate fair value since the variable interest rates approximate current market rates. In addition, as of December 31, 2017, the fair value of the 1.25% Notes (as defined in Note 6, “Debt”) exceeded the 1.25% Notes’ principal balance (or par) by approximately 7%. We utilized the 1.25% Notes’ market trading prices near December 31, 2017 in making this fair value assessment. See Note 6, “Debt,” for further information regarding our long-term financial liabilities.

Financial Instruments

We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The fair values of these investments approximate their carrying values.

Other investments classified as long-term available for sale securities include certain debt and equity instruments. Debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income. We recognized other-than-temporary impairment charges of $142.2 million on available for sale marketable securities during the second quarter of 2017.  During the third quarter of 2017, we recognized an additional $20.7 million loss upon the final disposition of these securities in connection with the NantHealth provider and patient engagement solutions business acquisition (refer to Note 2, “Business Combinations and Other Investments”).  There were no other-than-temporary impairments related to our long-term available for sale securities for the years ended December 31, 2016 and 2015.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. See Note 11, “Derivative Financial Instruments,” for information regarding gains and losses from derivative instruments during the years ended December 31, 2017, 2016 and 2015.

Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts and is based principally on specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition of our clients, the industry in which we operate and general economic conditions. We regularly review the collectability of individual accounts and assess the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance and related bad debt expense may be required.

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

The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units.

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

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2017	2016
Software development costs	$318,824	$321,265
Less: accumulated amortization	(96,635)	(157,386)
Software development costs, net	$222,189	$163,879

Capitalized software development costs, write-offs included in asset impairment changes and amortization of capitalized software development costs included in cost of revenue are shown in the table below. Capitalized software development costs for the year ended December 31, 2016 include $44 million of third-party software purchases to supplement our internal software development efforts, of which $24 million was accrued as of December 31, 2016 and paid during 2017.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Capitalized software development costs	$115,394	$126,003	$46,464
Write-offs of capitalized software development costs	$0	$4,625	$0
Amortization of capitalized software development costs	$57,084	$43,274	$46,842

 Redeemable Convertible Non-Controlling Interest – Netsmart

The redeemable convertible non-controlling interest reported in the mezzanine equity section of the accompanying consolidated balance sheet as of December 31, 2017 and 2016 represents the redemption value of the Class A Preferred Units issued as part of the formation of Nathan Holding LLC in April 2016. Refer to Note 2, “Business Combinations and Other Investments” for additional information about the formation of this joint business entity and the redemption terms of the Class A Preferred Units.

The Class A Preferred Units do not have a mandatory redemption date and, with certain exceptions, can be redeemed no earlier than five years from their issuance date. They also contain a minimum liquidation preference feature and the value of such feature is accreted using the effective interest method. The Class A Preferred Units were not redeemable as of December 31, 2017.

A rollforward of the balance of redeemable convertible non-controlling interest for the year ended December 31, 2017 follows:

(In thousands)
Balance as of December 31, 2016	$387,685
Issuance of redeemable convertible non-controlling interest	0
Accretion of redemption preference on redeemable convertible non-controlling interest	43,850
Balance as of December 31, 2017	$431,535

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

The calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Basic Loss per Common Share:
(Loss) income from continuing operations, net of tax	$(158,851)	$3,030	$(2,056)
Less: Net income attributable to non-controlling interests	$1,566	$(146)	$(170)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(43,850)	$(28,536)	$0
Net loss from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(201,135)	$(25,652)	$(2,226)
Net income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$4,676	$0	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(196,459)	$(25,652)	$(2,226)

Weighted-average common shares outstanding	180,830	186,188	185,082

Basic Loss from continuing operations per Common Share	$(1.12)	$(0.14)	$(0.01)
Basic Income from discontinued operations per Common Share	$0.03	$0	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(1.09)	$(0.14)	$(0.01)

Diluted Loss per Common Share:
(Loss) income from continuing operations, net of tax	$(158,851)	$3,030	$(2,056)
Less: Net income attributable to non-controlling interests	$1,566	$(146)	$(170)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(43,850)	$(28,536)	$0
Net loss from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(201,135)	$(25,652)	$(2,226)
Net income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$4,676	$0	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(196,459)	$(25,652)	$(2,226)

Weighted-average common shares outstanding	180,830	186,188	185,082
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0
Weighted-average common shares outstanding assuming dilution	180,830	186,188	185,082

Diluted Loss from continuing operations per Common Share	$(1.12)	$(0.14)	$(0.01)
Diluted Income from discontinued operations per Common Share	$0.03	$0	$0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(1.09)	$(0.14)	$(0.01)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the years ended December 31, 2017, 2016 and 2015, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these years, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	26,515	25,277	25,063

Stock-Based Compensation

We account for stock-based compensation in accordance with GAAP, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. With the exception of Netsmart, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the requisite service period typically on a straight-line basis, net of estimated forfeitures. Netsmart’s stock-based option awards are liability-classified due to the option to call and cash settle such awards. We recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. With the exception of Netsmart, whose awards are marked-to-market each reporting period, the fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The net proceeds from stock-based compensation activities are reflected as a financing activity within the accompanying consolidated statements of cash flows. We settle employee stock option exercises and stock awards with newly issued common shares.

Employee Benefit Plans

We provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Company contributions to employee benefit plans	$18,861	$18,329	$16,397

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

The majority of our revenue is derived from clients located in the United States. The majority of long-lived assets are also located in the United States. No single client accounted for more than 10% of our revenue in the years ended December 31, 2017, 2016 and 2015. No client represented more than 10% of accounts receivable as of December 31, 2017 or 2016.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting (“ASU 2016-09”). The Company adopted ASU 2016-09 effective January 1, 2017, which requires that tax effects related to employee share-based payments be recorded prospectively as a component of the provision for income taxes, thus potentially increasing the volatility in our effective tax rate (see Note 7, “Income Taxes”). Additionally, we prospectively adopted the requirement to present recognized excess tax benefits related to employee share-based payments as an operating activity in the accompanying Consolidated Statements of Cash Flows. ASU 2016-09 also eliminates prospectively the requirement to consider anticipated tax windfalls and shortfalls in the calculation of assumed proceeds under the treasury stock method used for computing the dilutive effect of share-based payment awards in the calculation of diluted earnings per share. Finally, ASU 2016-09 requires the recognition of excess tax benefits related to employee share-based payments, regardless of whether the tax deduction reduces taxes payable. As part of the adoption of this requirement, we decreased the opening balance of accumulated deficit by $1.8 million to recognize excess tax benefits not previously recorded since they did not reduce taxes payable. The adoption of the remaining requirements of ASU 2016-09 did not have a material impact on our financial position or results of operation.

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

We have completed our assessment of our systems, available data and processes that will be affected by the implementation of this new guidance. The Company’s formal accounting policies have been established along with updates to our processes as well as implementing necessary changes to be able to comply with the new requirements.  Evaluation of the enactment of such policies and necessary changes is ongoing from both a financial statement as well as from an internal control perspective.  Through evaluation of the standard’s requirements, the Company plans to utilize several practical expedients including (i) viewing shipping and handling as a fulfillment cost versus a distinct performance obligation, and (ii) the right to invoice expedient as it relates to transaction-related revenue activities. Based on the results of our assessment to date, we anticipate this standard will have an impact, which could be significant, on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard we remain convinced the most significant impact relates to our accounting for software license revenue.  We expect revenue related to hardware sales, software-as-a-service-based offerings, client services, electronic data interchange services, and managed services to remain substantially unchanged. We expect to recognize a significant portion of license revenue upfront rather than be restricted to payment amounts due under extended payment term contracts as required under the current guidance.  We also expect to recognize license revenue at a point in time rather than over the subscription period from certain multi-year software subscription contracts that include both software licenses and software support and maintenance. Due to the complexity of certain of our license subscription contracts, the actual revenue license recognition treatment required under the new standard will be dependent on contract-specific terms and may vary in some instances from upfront recognition.  However, at the current time, we cannot reasonably estimate a specific dollar impact relating to this change in software license revenue recognition.

Additionally, we currently only capitalize direct sales commissions that are specifically associated with new or renewal contracts. The new revenue recognition guidance requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. As part of our implementation efforts, we have identified certain indirect commissions and other payments that would be eligible for capitalization under the new guidance because they are also incremental costs solely associated with new or renewal contracts that we expect to recover. In addition, there are certain costs related to the fulfilment of contracts which will be capitalized. As result, we expect to record a deferral for such costs of approximately $11 million upon adoption of the new guidance on January 1, 2018.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee), are required to be measured at fair value with changes in fair value recognized in net income. An entity may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment, if any, and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. ASU 2016-01 also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted solely for the instrument-instrument specific credit risk for liabilities measured at fair value. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We plan to adopt ASU 2016-01 effective January 1, 2018 and do not expect any immediate impact upon adoption.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides new accounting guidance to assist an entity in evaluating when a set of transferred assets and activities is a business.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied prospectively to any transactions occurring within the period of adoption.  Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We plan to adopt ASU 2017-01 effective January 1, 2018 and do not expect any immediate impact upon adoption.

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

2. Business Combinations and Other Investments

2017 Business Combinations

Acquisition of DeVero

On July 17, 2017, Netsmart (as defined below) completed the acquisition of DeVero, Inc. (“DeVero”), a healthcare technology company that develops electronic medical record solutions for home healthcare and hospice, for an aggregate purchase price of $50.5 million in cash. The purchase price was funded through incremental borrowings under Netsmart’s credit facilities. The allocation of the aggregate consideration is as follows: $32.4 million of goodwill; $19.0 million of intangible assets related to customer relationships; $6.9 million of intangible assets related to technology; $0.5 million of intangible assets related to product trademarks; $2.0 million of cash; other assets of $0.8 million; accounts payable and accrued expenses of $2.6 million; deferred revenue of $0.9 million; and deferred income taxes of $7.6 million. This allocation is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, and additional information becomes available. The acquired intangible assets related to technology and customer relationships will be amortized over their estimated useful lives of 7-20 years using a method that approximates the pattern of economic benefits to be gained by the intangible assets. The goodwill is not deductible for tax purposes. We incurred $0.4 million of acquisition costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2017.  The results of operations of DeVero were not material to our consolidated results of operations for the year ended December 31, 2017.

Acquisition of the Patient/Provider Engagement Solutions Business from NantHealth, Inc.

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

(In thousands)
Cash	$1,742
Add: Final net working capital surplus	906
Add: NantHealth common stock	42,750
Less: Value assigned to modification of existing commercial agreement with NantHealth	(22,900)
Total consideration for NantHealth provider/patient solutions business	$22,498

The allocation of the fair value of the consideration transferred as of the acquisition date of August 25, 2017 is shown in the table below. This allocation is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, and additional information becomes available. The goodwill is expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$21
Accounts receivable, net	2,069
Prepaid expenses and other current assets	1,735
Fixed assets	3,401
Intangible assets	12,442
Goodwill	13,350
Other assets	204
Accounts payable and accrued expenses	(1,519)
Deferred revenue	(9,205)
Net assets acquired	$22,498

The following table summarizes the estimated fair values of the most significant identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	19	$9,200
Technology	5	3,000
Tradenames	5	200
		$12,400

Acquisition of the Enterprise Information Solutions Business from McKesson Corporation

On October 2, 2017, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”), completed the transactions contemplated by a purchase agreement (the “Purchase Agreement”) with McKesson Corporation (“McKesson”), pursuant to which Healthcare LLC purchased McKesson’s Enterprise Information Solutions Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson.  The acquisition of the EIS Business was based on a total enterprise value of $185 million as shown in the table below.  The net consideration paid was funded through incremental borrowings under our debt facilities.

(In thousands)
Aggregate purchase price	$185,000
Add: Final net working capital surplus	1,331
Less: Assumption of restructuring indebtedness	(16,834)
Net consideration paid in cash for the EIS Business	$169,497

The EIS Business acquisition is being accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations.  Under the acquisition method of accounting, the fair value of consideration transferred for the EIS Business was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill. We have performed a preliminary valuation analysis as of the acquisition date of October 2, 2017 of the fair value of the EIS Business’ assets and liabilities.  Our estimates and assumptions are subject to change, which could be significant, as appraisals of intangible assets are finalized, and as additional information becomes available during the measurement period (up to one year from the acquisition date).  The goodwill is expected to be deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected growth and synergies that we believe will result from the integration of the EIS business with our software solutions and services to hospitals and health systems.  The following table summarizes the preliminary allocation of the purchase consideration as of the acquisition date:

(In thousands)
Cash and cash equivalents	$1,068
Accounts receivable, net	65,632
Prepaid expenses and other current assets	19,633
Fixed assets	9,808
Intangible assets	136,200
Goodwill	29,227
Other assets	1,601
Accounts payable and accrued expenses	(32,497)
Deferred revenue	(58,490)
Other liabilities	(2,685)
Net assets acquired	$169,497

The acquired intangible assets are being amortized over their useful lives, using a method that approximates the pattern of economic benefits to be gained by the intangible asset and consist of the following amounts for each class of acquired intangible asset:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	10	$75,200
Technology	7	57,200
Tradenames	7	3,800
		$136,200

Acquisition costs related to the EIS Business acquisition totaled $4.8 million and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2017.

Asset Purchase Agreement with Third Party

On March 31, 2017, Netsmart entered into an Asset Purchase Agreement with a third party, for an aggregate cash consideration of $4.0 million, to acquire intellectual property, certain contractual relationships and certain associates. This transaction has been accounted for as a business combination. The Asset Purchase Agreement provides for contingent consideration to be paid to the third party based on the number of customers of the third party that migrate to Netsmart’s electronic health record product.  The value of the contingent consideration has been estimated to be $0.5 million at March 31, 2017. Netsmart accrued $0.6 million at December 31, 2017 within other liabilities. This amount represents the discounted fair value of the contingent consideration. This transaction resulted in the recognition of goodwill of $4.4 million. The goodwill is expected to be deductible for tax purposes. We have finalized the allocation of the fair value of the consideration transferred as of December 31, 2017.

2016 Business Combinations

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

Also on April 19, 2016, Nathan acquired Netsmart, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated as of March 20, 2016 (the “Merger Agreement”), by and among Nathan Intermediate LLC, a Delaware limited liability company and a wholly-owned subsidiary of  Nathan (“Intermediate”), Nathan Merger Co., a Delaware corporation and a wholly-owned subsidiary of Intermediate (“Merger Sub”), Netsmart, Inc. and Genstar Capital Partners V, L.P., as the equityholders’ representative. Pursuant to the Merger Agreement, on April 19, 2016, Merger Sub was merged with and into Netsmart, Inc., with Netsmart, Inc. surviving as a wholly-owned subsidiary of Intermediate (the “Merger”). As a result of these transactions (the “Netsmart Transaction” or “Netsmart Acquisition”), the establishment of Nathan combined the Allscripts HomecareTM business with Netsmart, Inc. In September 2016, Nathan amended its certificate of incorporation with the State of Delaware and changed its name from Nathan Holding LLC to Netsmart LLC. Throughout the rest of this Form 10-K, Netsmart LLC is referred to as “Netsmart”.

At the effective time of the Merger, shares of Netsmart, Inc.’s common stock issued and outstanding immediately prior to the effective time were converted into the right to receive a pro rata share of $950 million, reduced by net debt and subject to working capital and other adjustments (the “Purchase Price”). Each vested outstanding option to acquire shares of Netsmart, Inc.’s common stock became entitled to receive a pro rata share of the Purchase Price, less applicable exercise prices of the options. Certain holders of shares of Netsmart, Inc.’s common stock, who were members of Netsmart, Inc.’s management, exchanged a portion of such shares for equity interests in Nathan, in lieu of receiving their pro rata share of the Purchase Price, and certain holders of options to purchase shares of Netsmart, Inc.’s common stock, who were also members of Netsmart, Inc.’s management, invested a portion of such holder’s proceeds from the Merger in equity interests in Nathan (collectively, the “Rollover”). After the completion of the Merger and the Rollover, Allscripts owned 49.1%, GI Partners owned 47.2% and Netsmart’s management owned 3.7% of the outstanding equity interests in Netsmart, in each case on an as-converted basis. As part of the Netsmart Transaction, we deposited $15 million in an escrow account to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart over the next 4 years, at which time the restriction on any unused funds will lapse.  As of December 31, 2017, there is $10.0 million remaining in the escrow account.

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

Under the acquisition method of accounting, the fair value of consideration transferred for Netsmart, Inc. was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill. During the year ended December 31, 2016, we recorded several measurement period adjustments, which included $3.6 million decrease in accounts receivable, net, $0.3 million increase in prepaid expenses and other assets, $0.3 million decrease in other assets, $0.7 million increase in deferred taxes, net, $0.6 million decrease in other liabilities and $3.7 million increase in the residual allocation to goodwill.

The final allocation of the fair value of the consideration transferred, including measurement period adjustments through December 31, 2017, is shown in the table below.

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
		$409,500

Acquisition costs related to the Netsmart Acquisition totaled $4.1 million and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2016. No acquisition costs related to the Netsmart Acquisition were recognized during the year ended December 31, 2017.

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

The aggregate consideration was funded by the sources of funds as shown in the table below and includes a contingent consideration payable to the HealthMEDX unitholders in the first half of 2018 of up to $3.5 million based on HealthMEDX achieving certain recurring revenue milestones in 2017. The fair value of such contingent consideration shown in the table below represents the maximum pay-out amount discounted at the weighted-average cost of capital rate used as part of the HealthMEDX valuation. The outstanding contingent consideration of $0.9 million is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2017. The decrease in value of the contingent consideration was the result of a revised estimate of the liability due. The portion of the aggregate consideration that was paid in cash at closing was funded with borrowings under the Netsmart Credit Agreements.

(In thousands)
Incremental term loan - Netsmart	$36,195
Contingent consideration payable to former HealthMEDX owners	2,888
Deferred cash consideration	100
Total consideration for HealthMEDX, LLC	$39,183

The final allocation of the fair value of the consideration transferred is shown in the table below:

(In thousands)
Cash and cash equivalents	$489
Accounts receivable, net	3,109
Prepaid expenses and other current assets	773
Fixed assets	603
Intangible assets	20,940
Goodwill	18,568
Other assets	45
Accounts payable	(768)
Accrued expenses	(1,427)
Deferred revenue	(1,838)
Current maturities of capital lease obligations	(808)
Long-term maturities of debt and capital lease obligations	(503)
Net assets acquired	$39,183

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
		$20,940

Supplemental Information

The supplemental pro forma results below were calculated after applying our accounting policies and adjusting the results of the EIS Business to reflect (i) the additional amortization that would have been charged resulting from the fair value adjustments to intangible assets and (ii) the additional interest expense associated with Allscripts’ borrowings under its revolving facility, and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been charged assuming the acquisition occurred on January 1, 2016, together with the consequential tax effects. Supplemental pro forma results for the year ended December 31, 2017 were also adjusted to exclude acquisition-related and transaction costs incurred during this period. Supplemental pro forma results for the year ended December 31, 2016 were adjusted to include these items.

We also acquired the provider/patient engagement solutions business of NantHealth, Inc. (the “NantHealth business”) on August 25, 2017, Netsmart, Inc. (“Netsmart”) on April 19, 2016 and HealthMEDX, LLC (“HealthMEDX”) on October 27, 2016. The pro forma results below give effect to (i) the NantHealth business acquisition as if it had occurred on January 1, 2016 and (ii) the Netsmart and HealthMEDX acquisitions as if they had occurred on January 1, 2015, by applying pro forma adjustments attributable to these acquisitions to our historical financial results.

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

The revenue and earnings of Netsmart, since April 19, 2016, and HealthMEDX, since October 27, 2016, are included in our consolidated statement of operations for the years ended December 31, 2016 and 2017, and the supplemental pro forma revenue and net loss of the combined entity is presented as if the acquisitions of both entities had occurred on January 1, 2015.  The revenue and earnings of the NantHealth provider and patient engagement solutions business, since August 25, 2017, and the EIS Business, since October 2, 2017, are included in our consolidated statement of operations for the year ended December 31, 2017 and the supplemental pro forma revenue and net loss of the combined entity is presented as if the acquisitions of both entities had occurred on January 1, 2016.

	(Unaudited) Year Ended December 31,
(In thousands, except per share amounts)	2017	2016
Actual from Netsmart since acquisition date of April 19, 2016:
Revenue	$0	$173,361
Net loss	$0	$(27,709)

Actual from HealthMEDX since acquisition date of October 27, 2016:
Revenue	$0	$4,725
Net income	$0	$602

Actual from NantHealth since acquisition date of August 25, 2017:
Revenue	$6,268	$0
Net loss	$(4,393)	$0

Actual from EIS Business since acquisition date of October 2, 2017: (1)
Revenue	$77,046	$0
Net loss	$(15,160)	$0

Supplemental pro forma data for combined entity:
Revenue	$2,113,761	$2,002,253
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(192,653)	$(477,744)
Loss per share, basic and diluted	$(1.07)	$(2.57)

______________________

(1)	Revenue and Net loss from the EIS Business excludes revenue and income from discontinued operations. Refer to Note 13, “Discontinued Operations”.

Other Acquisitions and Investments

On December 2, 2016, we acquired a 100% interest in a third party based in Australia for an aggregate consideration of $5.1 million, net of cash acquired. The acquisition will broaden our clinical solutions portfolio. The financial results of this third party were consolidated with our financial results starting on the date of the transaction. The allocation of the estimated fair value of the aggregate consideration is as follows: $2.9 million of goodwill; $3.4 million of intangible assets related to customer relationships, $0.6 million of intangible assets related to technology; $1.2 million of deferred tax liabilities; and $0.6 million of net working capital and deferred revenue. The goodwill is not deductible for tax purposes. The acquired intangible assets relating to technology and customer relationships will be amortized on a straight-line basis over estimated lives of 8 years. The aggregate consideration included a contingent consideration payable to the third-party owners of up to $2.5 million based on the achievement of certain profitability targets by 2018 and 2019. The fair value of $2.0 million accrued at December 31, 2016 was calculated based on probability-weighted simulations of potential target achievements. All amounts are based on the exchange rate between the United States dollar and the Australian dollar as of December 31, 2016. The results of operations of this third party were not material to our consolidated results of operations for the year ended December 31, 2016.

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

On April 17, 2015, we acquired a majority interest in a third party for $11.1 million and provided a loan to the third party of $9.3 million to refinance its outstanding indebtedness. The financial results of this third party were consolidated with our financial results starting on the date of the transaction, with a proportionate share allocated to non-controlling interest. The allocations of the estimated fair value of the net assets of the third party to goodwill, intangibles and non-controlling interest were $22.3 million, $4.3 million and $11.0 million, respectively. The value of the non-controlling interest was based on its proportionate share of the implied total enterprise value of the third party at the time of the transaction. The goodwill is not deductible for tax purposes. The results of operations of this third party were not material to our consolidated results of operations for the year ended December 31, 2015.

The following table summarizes our other equity investments which are included in other assets in the accompanying consolidated balance sheets:

	Number of
	Investees	Original	Carrying Value at
(In thousands, except # of investees)	at December 31, 2017	Investment	December 31, 2017	December 31, 2016
Equity method investments (1)	3	$1,658	$3,258	$2,436
Cost method investments	7	32,784	26,755	26,041
Total equity investments	10	$34,442	$30,013	$28,477
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

 During 2016, we acquired a $1.0 million non-marketable convertible note of a third party with which we have an existing license and distribution agreement. This investment is accounted for under the cost method. The carrying value of the convertible note was $1.0 million and was included in other assets in the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016.  During 2017, we acquired a $2.6 million non-marketable convertible note of a third party with which we have an existing investment accounted for under the equity method.  The carrying value of the convertible note was $2.6 million and was included in other assets in the accompanying consolidated balance sheet as of December 31, 2017.

During 2016, we also acquired certain non-marketable equity securities of two third parties and entered into new commercial agreements with each of those third parties to license and distribute their products and services, for a total consideration of $10.2 million. Both of these equity investments are accounted for under the cost method. The carrying value of these investments was $10.2 million and is included in other assets in the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016.  During 2017, we acquired certain non-marketable equity securities of two third parties and entered into new commercial agreements with one of these third parties to license and distribute their products and services, for a total consideration of $2.8 million.  Both of these investments are accounted for under the cost method.  The carrying value of these investments was $2.8 million and is included in other assets in the accompanying consolidated balance sheet as of December 31, 2017.

As of December 31, 2017, it is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Impairment of and Losses on Long-term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if any declines in fair value are other-than-temporary. Based on management's assessment during the second quarter of 2017, the Company determined that the decline in fair value of our available for sale marketable securities was other-than-temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery, the fact that the fair value of each investment had continued to decline below cost over the period held, and the Company's uncertainty around the near-term prospects for certain of the investments. As a result, the Company recognized other-than-temporary impairment charges of $142.2 million on available for sale marketable securities during the second quarter of 2017. The cost basis of these marketable securities prior to recognizing the impairment charges was approximately $205.6 million. The Company determined the fair value of these securities based on Level 1 inputs. During the three months ended September 30, 2017, the Company recognized an additional $20.7 million loss upon the final disposition of these securities in connection with the NantHealth provider/patient solutions business acquisition. In addition, the Company recognized other-than-temporary impairment charges of $2.1 million on a cost method equity investment during the nine months ended September 30, 2017. The aggregate carrying value of this equity investment prior to recognizing the impairment charge was $2.1 million. These impairment charges are included in impairment of and losses on long-term investments line in our consolidated statement of operations for the year ended December 31, 2017.

3. Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2017	2016
Computer equipment and software	3 to 10 years	$332,640	$336,784
Facility furniture, fixtures and equipment	5 to 7 years	28,705	23,398
Leasehold improvements	Shorter of 7 years or life of lease	37,735	36,600
Assets under capital lease	3 to 5 years	28,132	23,204
Fixed assets, gross		427,212	419,986
Less: Accumulated depreciation and amortization		(261,609)	(271,176)
Fixed assets, net		$165,603	$148,810

Accumulated amortization for assets under capital lease amounted to $13.7 million and $5.6 million as of December 31, 2017 and 2016, respectively.

Fixed assets depreciation and amortization expense were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Fixed assets depreciation and amortization expense, including capital leases	$52,152	$40,315	$42,153

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$695,354	$(405,114)	$290,240	$627,819	$(347,477)	$280,342
Customer contracts and relationships	922,492	(464,860)	457,632	813,021	(430,960)	382,061
Total	$1,617,846	$(869,974)	$747,872	$1,440,840	$(778,437)	$662,403

Intangibles not subject to amortization:
Registered trademarks			$79,000			$79,000
Goodwill			2,004,953			1,924,052
Total			$2,083,953			$2,003,052

We performed our annual impairment tests of our reporting units as of October 1, 2017. During the year ended December 31, 2017, the annual impairment testing date of the Netsmart reporting unit was changed to October 1, 2017 to coincide with Allscripts annual testing date. The prior annual impairment testing date for the Netsmart unit was December 31, 2016. The fair value of each reporting unit substantially exceeded its carrying value and no indicators of impairment were identified. All of the impairment tests performed during 2017 consisted of quantitative analyses.

We determined the fair value of each of our reporting units using both a discounted cash flow analysis and a market approach considering benchmark company market multiples. A discount rate of 9% was applied to the cash flows used in the discounted cash flow analysis. We also considered our market capitalization as of the date of each test.

There were no accumulated impairment losses associated with our goodwill as of December 31, 2017 or 2016, and no impairments were recorded during the years ended December 31, 2017, 2016 and 2015. Changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2017 and 2016 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2015	$796,367	$426,234	$0	$1,222,601
Additions arising from business acquisitions:
Netsmart	0	0	619,283	619,283
HealthMEDX	0	0	18,457	18,457
Other additions	49,093	16,241	0	65,334
Total additions to goodwill	49,093	16,241	637,740	703,074
Reallocation	0	(37,600)	37,600	0
Foreign exchange translation	(1,623)	0	0	(1,623)
Balance as of December 31, 2016	$843,837	$404,875	$675,340	$1,924,052
Additions arising from business acquisitions:
DeVero acquisition	0	0	32,363	32,363
Nanthealth provider/patient solutions business	0	13,350	0	13,350
Enterprise Information Solutions business	16,367	12,860	0	29,227
Other additions	420	47	4,503	4,970
Total additions to goodwill	16,787	26,257	36,866	79,910
Foreign exchange translation	991	0	0	991
Balance as of December 31, 2017	$861,615	$431,132	$712,206	$2,004,953

Other additions during the years ended December 31, 2017 and 2016 relate to goodwill arising from our acquisition of several third parties in late 2016, including measurement period adjustments, and Netsmart’s Asset Purchase Agreement with a third party during March 2017.  The goodwill reallocation during the year ended December 31, 2016 relates to the allocation of goodwill associated with our HomecareTM business during the second quarter of 2016 as a result of the Netsmart Transaction.  Refer to Note 2, “Business Combinations and Other Investments,” for additional information regarding these acquisitions.

Intangible assets are being amortized over their estimated useful lives and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Proprietary technology amortization included in cost of revenue	$57,517	$45,357	$35,144
Intangible amortization included in operating expenses	33,754	25,847	23,172
Total intangible amortization expense	$91,271	$71,204	$58,316

The increase in amortization expense for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily driven by acquisitions completed during 2017. The increase in amortization expense for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily driven by acquisitions completed during 2016, partly offset by amortization associated with intangible assets that were fully amortized in the second half of 2015. Estimated future amortization expense for the intangible assets that exist as of December 31, 2017, based on foreign currency exchange rates in effect as of such date, is as follows:

Year Ended December 31,	(In thousands)
2018	$106,859
2019	105,191
2020	100,509
2021	91,428
2022	79,315
Thereafter	264,570
Total	$747,872

5. Asset Impairment Charges

During the year ended December 31, 2017, we recognized non-cash charges of $165.3 million including other-than-temporary impairment charges of $144.6 million during the second quarter of 2017 associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of the impairment charges relate to our investment in NantHealth common stock. During the three months ended September 30, 2017, we realized an additional $20.7 million loss upon the final disposition of the NantHealth common stock in connection with our acquisition of certain assets related to NantHealth’s provider/patient engagement solutions business. Refer to Note 2, “Business Combinations and Other Investments” and Note 10, “Accumulated Other Comprehensive Loss,” for further information regarding these impairments.

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

	Year Ended December 31,
(In thousands)	2017	2016	2015
Asset impairment charges	$0	$4,650	$1,544
Impairment of and losses on long-term investments	$165,290	$0	$0

6. Debt

Debt outstanding, excluding capital lease obligations, consisted of the following:

	December 31, 2017			December 31, 2016
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$35,978	$309,022	$345,000	$49,186	$295,814
Senior Secured Credit Facility	628,750	3,360	625,390	441,875	4,691	437,184
Netsmart Non-Recourse Debt:
First Lien Term Loan	479,316	10,950	468,366	432,925	11,655	421,270
Second Lien Term Loan	167,000	7,418	159,582	167,000	8,901	158,099
Other debt	0	0	0	13	0	13
Total debt	$1,620,066	$57,706	$1,562,360	$1,386,813	$74,433	$1,312,380
Less: Debt payable within one year - excluding Netsmart	28,125	438	27,687	15,638	480	15,158
Less: Debt payable within one year - Netsmart	4,866	2,111	2,755	4,351	1,900	2,451
Total long-term debt, less current maturities	$1,587,075	$55,157	$1,531,918	$1,366,824	$72,053	$1,294,771

Interest expense consisted of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Interest expense	$23,001	$15,556	$16,284
Amortization of discounts and debt issuance costs	14,539	13,922	13,679
Write off of unamortized deferred debt issuance costs	0	0	1,433

Netsmart:
Interest expense (1)	46,449	30,820	0
Amortization of discounts and debt issuance costs	3,490	2,619	0
Write off of unamortized deferred debt issuance costs	0	5,224	0
Total interest expense	$87,479	$68,141	$31,396

(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Cash Convertible Senior Notes was comprised of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Coupon interest at 1.25%	$4,312	$4,312	$4,312
Amortization of discounts and debt issuance costs	13,208	12,585	11,994
Total interest expense related to the 1.25% Notes	$17,520	$16,897	$16,306

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

The reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected term of the 1.25% Notes, which extends through their maturity date of July 1, 2020. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes at issuance was 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2017, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of approximately two and a half years. As of December 31, 2017, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

In connection with the settlement of the 1.25% Notes, we paid $8.4 million in transaction costs. Such costs have been allocated to the 1.25% Notes, the 1.25% Call Option (as defined below) and the 1.25% Warrants (as defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and is being amortized over the expected term of the 1.25% Notes. The remaining aggregate amounts allocated to the 1.25% Call Option and 1.25% Warrants were not significant. The outstanding capitalized amount of transaction costs related to the 1.25% Notes was $2.9 million and is reported as a reduction of long-term debt on our consolidated balance sheet as of December 31, 2017.

Accrued and unpaid interest on the 1.25% Notes of $2.2 million is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2017.

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

The Senior Secured Credit Facility requires us to maintain a minimum interest coverage ratio of 4.0 to 1.0, a maximum total leverage ratio of 4.0 to 1.0 and a maximum senior secured leverage ratio of 3.0 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total leverage ratio is calculated by dividing total indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The senior secured leverage ratio is calculated by dividing senior secured indebtedness by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The 2015 Credit Agreement also provides that during the four-quarter period following permitted acquisitions that are financed in whole or in part with indebtedness and the consideration paid by us is $100 million or more, we are required to maintain a maximum total leverage ratio of 4.5 to 1.0 and a maximum senior secured leverage ratio of 3.25 to 1.0. In addition, the 2015 Credit Agreement requires mandatory prepayments of the debt outstanding under the Senior Secured Credit Facility in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

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

As of December 31, 2017, $218.8 million under the Term Loan, $410.0 million under the Revolving Facility, and $0.8 million in letters of credit were outstanding under the 2015 Credit Agreement.

As of December 31, 2017, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.25%, which totaled 3.82%. We were in compliance with all financial covenants under the 2015 Credit Agreement as of December 31, 2017.

As of December 31, 2017, we had $139.2 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Subsequent to December 31, 2017, we amended and restated our Senior Secured Credit Facility on February 15, 2018. The Second Amended and Restated Credit Agreement provides for a $400 million senior secured term loan and a $900 million senior secured revolving facility, which represent increases from the $250 million term loan and $550 million revolving facility provided under our existing 2015 Credit Agreement, respectively, each with a five-year term. Refer to Note 19, “Subsequent Events,” for further information regarding the Second Amended and Restated Credit Agreement.

Netsmart Non-Recourse Debt

On April 19, 2016, Netsmart entered into a First and Second Lien Credit Agreement (the “Netsmart First Lien Credit Agreement” and the “Netsmart Second Lien Credit Agreement”, respectively), with a syndicate of financial institutions and UBS AG, Stamford Branch, as administrative agent. The Netsmart First Lien Credit Agreement provides for a $395 million senior secured 7‑year term loan credit facility (the “Netsmart First Lien Term Loan”) and a $50 million senior secured 5-year revolving loan credit facility (the “Netsmart Revolving Facility”). The Netsmart Second Lien Credit Agreement provides for a $167 million senior secured 7.5-year term loan credit facility (the “Netsmart Second Lien Term Loan,” and, together with the Netsmart First Lien Credit Agreement, the “Netsmart Credit Agreements”). Each of Netsmart’s obligations under the Netsmart Credit Agreements are guaranteed by Netsmart’s wholly-owned subsidiaries, under an unconditional guaranty. Netsmart’s debt under the Netsmart Credit Agreements is non-recourse to Allscripts and its wholly-owned subsidiaries. In connection with the Netsmart Credit Agreements, during the second quarter of 2016, Netsmart incurred fees and other costs totaling $27.9 million, which were capitalized and included in the net borrowings outstanding under Netsmart’s Credit Agreements as of December 31, 2016.

On October 27, 2016, Netsmart signed a definitive agreement to acquire HealthMEDX, LLC. The acquisition agreement resulted in Netsmart issuing additional first lien debt under the new facility of $40 million. In connection with this additional first lien debt, Netsmart incurred debt issuance costs of $0.6 million.

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

On July 17, 2017, Netsmart signed a definitive agreement to acquire DeVero.  The acquisition agreement resulted in Netsmart issuing additional first lien debt under the new facility of $51 million.  In connection with this additional first lien debt, Netsmart incurred debt issuance costs of $1.3 million.

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

The Netsmart First Lien Credit Agreement requires Netsmart to maintain a total net leverage ratio of not more than 7.50 to 1.00 at December 31, 2017, with gradual step‑downs to 6.75 to 1.00 for the quarter ending March 31, 2019 and each three-month period ending thereafter. The Netsmart Second Lien Credit Agreement requires Netsmart to maintain a total net leverage ratio of not more than 8.50 to 1.00 at December 31, 2017, with gradual step‑downs to 7.75 to 1.00 for the quarter ending March 31, 2019 and each three-month period ending thereafter. Netsmart was in compliance with all covenants under its Credit Agreements as of December 31, 2017.

As of December 31, 2017, $479.3 million under the Netsmart First Lien Term Loan and $167.0 million under the Netsmart Second Lien Term Loan were outstanding.

As of December 31, 2017 and 2016, the interest rate on the borrowings under the Netsmart First Lien Term Loan was Adjusted LIBO plus 4.50%, which totaled 6.19% and 5.50%, respectively. The interest rate applicable to the Netsmart Revolving Facility was Adjusted LIBO plus 4.75%, which totaled 6.44%  as of December 31, 2017, however, there have been no borrowings under the Netsmart Revolving Facility since its inception. As of December 31, 2017 and 2016, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO plus 9.5%, which totaled 10.98% and 10.5%, respectively.

As of December 31, 2017, Netsmart had $50.0 million available borrowing capacity, net of outstanding letters of credit, under the Netsmart Revolving Facility. Additional amounts of up to $200.2 million as of December 31, 2017 are available under Netsmart’s Credit Agreements based upon Netsmart’s net leverage ratio at the time of the request. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes future debt payments as of December 31, 2017:

(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$345,000	$0	$0	$0
Term Loan	218,750	28,125	40,625	150,000	0	0	0
Revolving Facility (2)	410,000	0	0	410,000	0	0	0
Netsmart Non-Recourse Debt (2)
First Lien Term Loan (3)	479,316	4,866	4,866	4,866	4,866	4,866	454,986
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total debt	$1,620,066	$32,991	$45,491	$909,866	$4,866	$4,866	$621,986

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after December 31, 2017 and that all drawn amounts are repaid upon maturity.

(3)

Starting with the year ended December 31, 2017, additional amounts may be due within 125 days after year-end if Netsmart has “excess cash” as defined in the Netsmart First Lien Credit Agreement. For the year ended December 31, 2017, no additional amounts will be due as a result of this provision.

7. Income Taxes

The following is a geographic breakdown of income (loss) before income tax benefits:

	Year Ended December 31,
(In thousands)	2017	2016	2015
United States	$(209,634)	$(13,317)	$(5,357)
Foreign	16	(1,467)	5,927
(Loss) income from continuing operations before income taxes	$(209,618)	$(14,784)	$570

 The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
(In thousands)	2017	2016	2016
Current tax provision
Federal	$407	$323	$570
State	1,770	606	658
Foreign	5,091	3,857	4,083
	7,268	4,786	5,311
Deferred tax provision
Federal	(39,237)	(18,369)	(2,928)
State	(15,885)	(3,354)	898
Foreign	(2,913)	(877)	(655)
	(58,035)	(22,600)	(2,685)
Income tax (benefit) provision	$(50,767)	$(17,814)	$2,626

Taxes computed at the statutory federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
United States federal tax at statutory rate	$(73,171)	$(4,714)	$200
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	169	1,400	(2)
Research credits	(4,476)	(3,360)	(3,000)
Change in unrecognized tax benefits	686	(545)	(208)
State income taxes, net of federal benefit	(9,244)	(371)	182
Compensation	2,950	651	765
Meals and entertainment	1,358	1,341	1,023
Impact of foreign operations	730	2,847	1,848
Provision-to-Return adjustments	(1,413)	(1,116)	(136)
Settlements with taxing authorities	0	0	(4,218)
Deemed Dividends	1,289	887	1,408
Dividends Accrued	0	2,198	1,190
Federal, state and local rate changes	185	344	1,104
US Tax reform impact	(26,016)	0	0
One time Mandatory Repatriation Toll Charge	5,155	0	0
Bilateral Advance Pricing Agreement impact	0	0	524
Non-deductible items	64	70	(5)
Valuation allowance	47,959	(17,504)	1,816
Other	3,008	58	135
Income tax provision (benefit)	$(50,767)	$(17,814)	$2,626

 Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2017	2016
Deferred tax assets
Accruals and reserves, net	$26,126	$22,305
Allowance for doubtful accounts	7,741	12,386
Stock-based compensation, net	12,654	15,939
Deferred revenue	12,466	15,092
Net operating loss carryforwards	67,677	91,859
Capital loss carryforwards	42,702	0
Research and development tax credit	38,310	32,952
AMT credits	7,901	7,085
State tax credits	3,795	2,911
Other	11,106	15,065
Less: Valuation Allowance	(79,732)	(23,761)
Total deferred tax assets	150,746	191,833

Deferred tax liabilities
Prepaid expense	(6,407)	(9,532)
Property and equipment, net	(13,201)	(15,879)
Acquired intangibles, net	(219,559)	(305,361)
Other	(648)	(22)
Total deferred tax liabilities	(239,815)	(330,794)
Net deferred tax liabilities	$(89,069)	$(138,961)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31,
(In thousands)	2017	2016
Non-current deferred tax assets, net	$4,574	$2,791
Non-current deferred tax liabilities, net	(93,643)	(141,752)
Non-current deferred tax liabilities, net	$(89,069)	$(138,961)

Allscripts Income Taxes

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Effective in 2018, the Tax Act reduces the United States statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017 in accordance with guidance in Staff Accounting Bulletin No. 118 which provided guidance for companies that had not completed their accounting for the income tax effects of the Tax Act in the period of enactment and allowed for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2017, we had not completed our accounting for the tax effects of the enactment of the Tax Act, however, we made a reasonable estimate of the effects on our deferred tax balances and in relation to the transition tax. The remeasurement of our deferred tax balances to reflect the reduced federal rate resulted in tax expense of $10.2 million.  In addition, we have estimated and recorded tax expense of $5.2 million in our tax provision for the year ended December 31, 2017 related to the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States. The Tax Act creates new global intangible low-taxed income ("GILTI") tax provisions. The GILTI provisions require us to include in our future U.S. taxable income, the earnings of foreign subsidiaries in excess of an allowable return on the foreign subsidiaries' tangible assets. We have elected to account for GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 30, 2017.

As of December 31, 2017 and 2016, we had federal net operating loss (“NOL”) carryforwards of $179 million and $192 million, respectively. The federal NOL carryforward includes Israeli NOL carryovers of $61 million that do not expire. As of December 31, 2017 and 2016, we had state NOL carryforwards of $4 million and $5 million, respectively. The NOL carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code; however, we are not subject to any material limits at this point in time due to excess limitations in prior years.

For federal purposes, 2013 to 2017 tax years remain subject to income tax examination by federal authorities. For our state tax jurisdictions, 2006 to 2017 tax years remain open to income tax examination by state tax authorities. In Canada, the 2013 to 2017 tax years remain open for examination and in India the 2012 to 2017 tax years remain open.

We have a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during such tax holiday. The tax holiday for the subsidiary began to partially expire in 2012 and will fully expire in 2017. Tax savings realized from this holiday totaled $0.4 million, $0.7 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which reduced our diluted loss per share by less than $0.01 in each of those years. There is a potential for a partial tax holiday for 5 years beginning on April 1, 2017, which is contingent upon a certain level of capital expenditure spending, among other conditions.  At this time, we do not believe we have met the requirements for this holiday; therefore, no tax savings impact has been recorded for this potential tax holiday for the year ended December 31, 2017.

U.S. GAAP principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Changes in the amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning balance as of January 1	$11,380	$11,777	$15,314
Increases for tax positions related to the current year	990	733	600
Decreases for tax positions related to prior years	(205)	(16)	0
Increases for tax positions related to prior years	153	104	50
Decreases relating to settlements with taxing authorities	0	0	(3,805)
Increases acquired in business acquisitions	0	617	0
Foreign currency translation	10	(1)	(24)
Reductions due to lapsed statute of limitations	(334)	(1,834)	(358)
Ending balance as of December 31	$11,994	$11,380	$11,777

During the three months ended September 30, 2015, we concluded our Internal Revenue Service (the “IRS”) audit for all open years through December 31, 2012.  The conclusion of this audit provided us with confirmation about the NOL carryforwards actual balance as of December 31, 2012. As a result, we recognized certain unrecognized income tax benefits totaling $4.0 million during the three months ended September 30, 2015. The recognition of these benefits did not impact our effective tax rate due to the valuation allowance. We were not able to obtain confirmation regarding the actual balance of our research and development credit carryforwards because none of these research and development credits have been utilized against any tax liability as of the date of this Form 10-K. Therefore, our analysis of eligible research and development credit carryforwards remains unchanged.

We had gross unrecognized tax benefits of $12.0 million and $11.4 million as of December 31, 2017 and 2016, respectively. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $0.1 million and $1.0 million, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of $0.7 million and $1.2 million, respectively. We believe that it is reasonably possible that $1.0 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2018, as a result of a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Interest and penalties included in the provision for income taxes	$446	$6	$103

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,
(In thousands)	2017	2016
Interest and penalties included in the liability for uncertain tax positions	$741	$1,187

During the year ended December 31, 2017, we recorded valuation allowance of $42.7 million related to federal capital loss carryforwards not expected to be realized before expiration. In addition, we recorded valuation allowance of $5.3 million related to federal credit carryforwards, and foreign and state NOL carryforwards. During the year ended December 31, 2016, we released valuation allowances of $17.5 million related to federal credit carryforwards, and foreign and state NOL carryforwards to offset current year taxable income. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate was lower for the year ended December 31, 2017 as compared with the prior year, primarily due to the recording of valuation allowance of $48.0 million in the current year as compared with the release of valuation allowance of $17.5 million in the prior year.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and multiple countries outside of the United States. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

Effective January 1, 2017, we adopted ASU 2016-09.  The guidance in ASU 2016-09, among other things, requires all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled as a discrete item in the period in which they occur.  During the year ended December 31, 2017, we recorded $2.1 million of tax expense for awards in which the compensation cost recorded was higher than the tax deductions for the awards.  ASU 2016-09 also requires entities to recognize excess tax benefits, regardless of whether the tax deduction reduces taxes payable.  As part of adopting this new standard, we recorded a gross cumulative effect adjustment of $5.6 million to the opening balance of accumulated deficit to create a deferred tax asset to recognize excess tax benefits not previously recorded.  The net decrease to accumulated deficit was $1.8 million due to the recognition of a corresponding valuation allowance of $3.8 million.

We intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries as a general rule, as most of our foreign subsidiaries have third party customers, as well as formal sales proposals that could require significant resources.  Specifically, our subsidiary in India may repatriate all current 2017 earnings at the discretion of management.  Certain earnings of our Israel subsidiary may also be repatriated depending on resource needs of our growing international business. For this reason, all potential withholding taxes have been recorded for these possible exceptions to our general rule of indefinitely reinvesting. As of December 31, 2016, we had established a Netherlands holding company, which currently holds all of our foreign subsidiaries. Our holding company makes it more efficient for us to share resources between the respective foreign subsidiaries. As we have determined that the earnings of these subsidiaries are not required as a source of funding for our United States operations, such earnings are not planned to be distributed to the United States in the foreseeable future

During 2017, tax reform was enacted that requires a calculation of a “toll charge” for all company’s controlled foreign corporations. As of December 31, 2017, we have estimated and recorded a liability for this tax of $5 million.

Netsmart Income Taxes

The Company has both U.S. federal and state net operating losses which are carried forward 20 years for federal tax purposes and from 5 to 20 years for state tax purposes. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The United States federal loss carryover at December 31, 2017, was $91.4 million and if not used, would begin to expire in 2034. The state net operating loss was $120.0 million and if not used, would begin to expire in part beginning in 2018 through 2036. In addition, the Company has $10.7 million of federal and state tax credit carryovers consisting of $0.4 million of federal Alternative Minimum Tax credits, $5.5 million of federal and state research and development tax credits which if not used, will begin to expire in 2028 and $4.8 million of Kansas High Performance Incentive Program credits which if not used, will begin to expire in 2027.

Effective in 2018, the Tax Act reduces the United States statutory tax rate from 35% to 21%.  As a result, Netsmart revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $36.2 million tax benefit in its statement of income for the year ended December 31, 2017.

Netsmart files a U.S. consolidated return. The 2014 through 2017 tax returns of Netsmart, LLC remain subject to examination by the Internal Revenue Service (IRS). The IRS examined the 2014 and 2015 federal income tax returns and closed the exams with no changes.  The Company also files state tax returns with varying statutes of limitations.  The 2013 through 2017 state tax returns remain subject to examination by most state tax authorities.

In assessing the realizability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company believes that it is more likely than not that its deferred tax assets will be realized, except for certain state tax credits. As a result, the Company recorded a valuation allowance associated with its deferred tax assets of $0.1 million as of both December 31, 2017 and December 31, 2016, respectively.

8. Stock Award Plans

Total recognized stock-based compensation expense was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cost of revenue:
Software delivery, support and maintenance	$2,944	$4,228	$4,224
Client services	4,537	4,493	4,508
Total cost of revenue	7,481	8,721	8,732
Selling, general and administrative expenses	25,547	27,256	20,069
Research and development	8,666	8,175	7,826
Total stock-based compensation expense	$41,694	$44,152	$36,627

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2017 is approximately $4.7 million. No stock-based compensation costs were capitalized during the years ended December 31, 2017, 2016 and 2015. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested awards and options was $53.4 million and this expense is expected to be recognized over a weighted-average period of 2.3 years.

Allscripts Long-Term Incentive Plan

Allscripts Amended and Restated 2011 Stock Incentive Plan (the “Plan”) provides for the granting of stock options, service-based share awards, performance-based share awards and market-based share awards, among other awards. As of December 31, 2017, there were 7.7 million shares of common stock reserved for issuance under future share-based awards to be granted to any of Allscripts employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

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

As of December 31, 2017, there was $40.5 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards, which is expected to be recognized over a weighted-average period of 2.6 years.

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

As of December 31, 2017, there was $4.5 million of total estimated unrecognized stock-based compensation expense, assuming various target attainments related to the performance-based share awards, which is expected to be recognized over a weighted-average period of 1.4 years.

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

As of December 31, 2017, there was $8.4 million of total estimated unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units and Awards

The following table summarizes the activity for restricted stock units during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2014	5,096	$15.69
Awarded	2,937	12.07
Vested	(1,612)	14.84
Forfeited	(1,042)	14.74
Unvested restricted stock units as of December 31, 2015	5,379	14.15
Awarded	3,480	12.88
Vested	(2,095)	13.84
Forfeited	(517)	14.30
Unvested restricted stock units as of December 31, 2016	6,247	13.54
Awarded	3,690	12.52
Vested	(1,835)	13.74
Forfeited	(843)	16.97
Unvested restricted stock units as of December 31, 2017	7,259	$12.57

Net Share-settlements

Restricted stock units and awards are generally net share-settled upon vesting to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2017, 2016 and 2015 were 606 thousand, 648 thousand and 523 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

	Options	Weighted-Average	Options	Weighted-Average
(In thousands, except per share amounts)	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance as of December 31, 2014	3,427	$14.35	1,393	$14.97
Options granted	0	0.00
Options exercised	(317)	11.44
Options forfeited	(767)	15.89
Balance as of December 31, 2015	2,343	14.24	1,282	14.52
Options granted	0	0.00
Options exercised	(6)	14.01
Options forfeited	(434)	15.51
Balance as of December 31, 2016	1,903	13.95	1,431	13.98
Options granted	0	0.00
Options exercised	(108)	14.01
Options forfeited	(160)	15.00
Balance as of December 31, 2017	1,635	$13.85	1,635	$13.85
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

The aggregate intrinsic value of stock options outstanding or exercisable as of December 31, 2017 was $1.2 million, based on our closing stock price of $14.55 as of December 31, 2017. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under the Plan:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Total intrinsic value of stock options exercised	$45	$1	$972
Total fair value of share awards vested	$25,220	$26,892	$21,673

The following table summarizes information about stock options outstanding under the Plan as of December 31, 2017:

	Number of		Number of
	Options	Weighted-Average	Options	Weighted-Average
Range of Exercise Prices	Outstanding	Exercise Price	Exercisable	Exercise Price
$12.72 to $14.01	1,498,901	$13.72	1,498,901	$13.72
$14.78 to $15.22	136,454	$15.19	136,454	$15.19
	1,635,355		1,635,355

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2017 is 2.1 years.

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

We treat the ESPP as a compensatory plan in accordance with GAAP. There were 1.0 million and 756 thousand shares purchased under the ESPP during the years ended December 31, 2017 and 2016, respectively.

Netsmart Long-Term Incentive Plan

Netsmart has established the Nathan Holding LLC 2016 Unit Option Plan (the “Netsmart Plan”) in order to provide key employees, managers, advisors and consultants of Netsmart and its affiliates with an opportunity to acquire an equity interest in Netsmart. The Plan provides for the maximum issuance of 115.3 million options related to Netsmart’s Class B Non-Voting Common Member Units (“Option Units”). The Option Unit grants may contain varying vesting conditions, including service, performance and market conditions established on a grant‑by‑grant basis as determined by the Compensation Committee of Netsmart’s Board of Directors and expire no more than 10 years after the date of grant. The Netsmart Plan includes a call right which enables Netsmart to repurchase any outstanding units in the event of termination of employment. At December 31, 2017, there were 25.4 million Class B Non-Voting Common Units available for further issuance under the Netsmart Plan. As discussed further below, for the years ended December 31, 2017 and December 31, 2016, Netsmart issued 3.1 and 89.9 million Option Units, respectively, to officers and employees at an exercise price of $1.00 per Option Unit, which was equal to the fair value of Netsmart’s Common Units at the date of grant.

Netsmart established a 2017 CAGR Unit Option Plan (the “Netsmart CAGR Plan”) during the year ended December 31, 2017.  The CAGR Plan provides for the maximum issuance of 300 option units which reduce the amount available in the Netsmart Plan.  These options expire 10 years after the date of grant.  Option grants contain performance vesting conditions tied to the performance of a subset of Netsmart’s revenue.  During 2017, all 300 option units were issued at an exercise price of $1.00 to current associates and all expire ten years after the date of grant.

Time-based Awards

During the years ended December 31, 2017 and December 31, 2016, Netsmart granted 2.2 million and 64.2 million Option Units, respectively, to certain of its executives and employees. During the same periods, 0.5 million and 1.7 million time-based Option Units, respectively, were forfeited. The Option Units vest ratably over a period of four years, with the first twenty-five percent vesting at the first anniversary of the issuance and the remaining vesting in equal monthly increments over the next three years. The Option Units are liability‑classified awards requiring the Option Units to be re‑measured at fair value at each reporting period.

Performance-based Awards

Under the Netsmart Plan, Netsmart granted 0.9 million and 25.7 million Option Units to certain of its executives and employees during the years ended December 31, 2017 and December 31, 2016, respectively, to reward the recipients if certain future financial objectives are met. During the same periods, 0.2 million and 0.7 million performance-based Option Units, respectively, were forfeited. In addition to a service condition, these Option Units only vest upon attaining certain future performance and market conditions. There was no stock compensation expense recorded for these performance‑based Option Units, since achievement of the performance conditions was not considered probable at December 31, 2017.

Under the Netsmart CAGR Plan, Netsmart granted 300 performance-based option units to certain of its employees to reward the recipients if certain future financial objectives are met.  The options were granted with an exercise price of $1.00 per common unit, which was equal to the fair market value of Netsmart’s common unit at the date of grant.  In addition to a service condition, these options only vest upon attaining certain performance conditions.  There was no stock compensation expense recognized during the year ended December 31, 2017 for these performance-based awards, since achievement of the performance conditions were not considered probable.

A summary of the activity under the Netsmart Plan during the years ended December 31, 2016 and December 31, 2017 is as follows:

(Option Units in thousands, except per unit amounts)	Option Units	Weighted Average Exercise Price
Balance as of December 31, 2015	0	$0.00
Granted	89,889	1.00
Called	0	0.00
Exercised	0	0.00
Forfeited	(2,316)	1.00
Outstanding – December 31, 2016	87,573	1.00
Exercisable – December 31, 2016	0	0.00
Granted	3,385	1.00
Called	0	0.00
Exercised	0	0.00
Forfeited	(701)	1.00
Outstanding – December 31, 2017	90,257	1.00
Exercisable – December 31, 2017	26,625	$1.00

Option Units outstanding at December 31, 2017 are as follows:

(Option Units in thousands, except per unit amounts)	Outstanding			Exercisable
Exercise price	Option Units	Weighted Average Fair Value	Weighted Average Remaining Life	Option Units	Average Fair Value	Weighted Average Remaining Life
$1.00	90,257	$0.30	8.34	26,625	$0.30	8.31

There were no option exercises for the years ended December 31, 2017 and December 31, 2016.  As the current fair value of a common unit at December 31, 2017 and December 31, 2016 were less than the exercise price, there was no intrinsic value related to the outstanding Option Units.

The stock-based compensation expense was included in the following categories in our consolidated statement of operations for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cost of revenue:
Software delivery, support and maintenance	$65	$103	$0
Client services	53	130	0
Total cost of revenue	118	233	0
Selling, general and administrative expenses	2,050	5,427	0
Research and development	61	146	0
Total stock-based compensation expense (benefit)	$2,229	$5,806	$0

The company recognized no tax benefits related to share-based compensation expense for the years ended December 31, 2017 and December 31, 2016.  At December 31, 2017 and December 31, 2016, the liability for outstanding awards was $8.0 million and $5.8 million, respectively.

The fair value of Option Units vested as of December 31, 2017 and December 31, 2016 was estimated using the Black‑Scholes‑Merton option pricing model using the following weighted-average assumptions:

	2017	2016
Average expected term in years	4.53	5.50
Risk free rate (weighted average)	2.2%	2.0%
Expected dividends	0.0%	0.0%
Average volatility	60.0%	55.0%

Netsmart determined the estimated unit fair value of $0.72 and $0.47 at December 31, 2017 and December 31, 2016, respectively. The December 31, 2017 and 2016 values were determined using a weighting between a discounted cash flow model and a market comparable model.

The expected term of the awards was determined based upon an estimate of the expected term of “plain vanilla” options as prescribed by the simplified method. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Netsmart estimates expected volatility based primarily on historical monthly volatility of comparable companies in the healthcare information technology sector that are publicly traded.

Netsmart has $11.3 million of share‑based compensation expense remaining to be recognized (based on the December 31, 2017 option unit fair values) over future periods as follows: $4.8 million in 2018, $4.8 million in 2019, $1.6 million in 2020 and $0.1 million in 2021.

9. Stockholders’ Equity

Stock Repurchases

On November 17, 2016, we announced that our Board approved a new stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. The new stock program supersedes the previously existing stock repurchase program, which authorized us to repurchase up to $150 million of our common stock through December 31, 2018. During the year ended December 31, 2017, we purchased 1.0 million shares of our common stock under the new program for a total of $12.1 million.  During the year ended December 31, 2016, we purchased 2.2 million shares of our common stock under the new program for a total of $24 million and 8.1 million shares of our common stock under the prior program for a total of $97 million. Any share repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Issuance of Common Stock and Warrants

On June 30, 2016, we issued to a commercial partner, as part of an overall commercial relationship, unregistered warrants to purchase (i) 900,000 shares of our common stock, par value $0.01 per share at a price per share of $12.47, (ii) 1,000,000 shares of common stock at a price per share of $14.34 and (iii) 1,100,000 shares of common stock at a price per share of $15.59, in each case subject to customary anti-dilution adjustments. The warrants vest in four equal annual installments of 750 thousand shares beginning in June 2017 and expire in June 2026. Our issuance of the warrants was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. These warrants are not actively traded and were valued based on an option pricing model that uses observable and unobservable market data for inputs. The warrants are valued at $11 million and are being amortized into earnings over the four-year vesting period. The amortization of the warrant value is included as a reduction to revenue in the accompanying consolidated statements of operations.

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

In June 2013, in connection with the issuance of the 1.25% Notes, we issued the 1.25% Warrants exercisable for 20.1 million shares of our common stock (subject to anti-dilution adjustments under certain circumstances) with an initial exercise price of $23.135 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of $51.2 million are included as additional paid in capital in the accompanying consolidated balance sheets as of December 31, 2017 and 2016. The 1.25% Warrants expire over a period of 70 trading days beginning on October 1, 2020 and are exercisable only upon expiration. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. We will not receive any additional proceeds if the 1.25% Warrants are exercised. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants.

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and was valued based on an option pricing model that uses observable and unobservable market data for inputs. The warrant was valued at $10.2 million and is being amortized into earnings over the four-year vesting period. The amortization of the warrant value is included in stock-based compensation expense in the accompanying consolidated statements of cash flows.

10. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss (“AOCI”) are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Available for Sale Securities	Unrealized Net Gains (Losses) on Interest Rate Swap	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2014 (1)	$(2,119)	$140	$-	$0	$(1,979)
Other comprehensive income (loss) before reclassifications	(2,381)	0	0	191	(2,190)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(140)	0	67	(73)
Net other comprehensive (loss) income	(2,381)	(140)	0	258	(2,263)
Balance as of December 31, 2015 (2)	(4,500)	0	0	258	(4,242)
Other comprehensive (loss) income before reclassifications	(1,528)	(56,420)	0	683	(57,265)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	0	(322)	(322)
Net other comprehensive (loss) income	(1,528)	(56,420)	0	361	(57,587)
Balance as of December 31, 2016 (3)	(6,028)	(56,420)	0	619	(61,829)
Other comprehensive (loss) income before reclassifications	3,352	(106,445)	0	1,697	(101,396)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	162,865	0	(1,625)	161,240
Net other comprehensive (loss) income	3,352	56,420	0	72	59,844
Balance as of December 31, 2017 (4)	$(2,676)	$0	$0	$691	$(1,985)

(1) Net of taxes of $88 thousand for unrealized net gains on marketable securities

(2) Net of taxes of $166 thousand for unrealized net gains on marketable securities and foreign exchange contract derivatives

(3) Net of taxes of $463 thousand for unrealized net gains on marketable securities and foreign exchange contract derivatives

(4) Net of taxes of $445 thousand for unrealized net gains on foreign exchange contract derivatives

Income Tax Effects Related to Components of Other Comprehensive Loss

The following tables reflect the tax effects allocated to each component of other comprehensive loss (“OCI”)

	Year Ended December 31, 2017
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,352	$0	$3,352
Available for sale securities:
Net gain arising during the period	(106,506)	61	(106,445)
Net gain reclassified into income	162,865	0	162,865
Net change in unrealized gains on available for sale securities	56,359	61	56,420
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	2,776	(1,079)	1,697
Net (gains) losses reclassified into income	(2,662)	1,037	(1,625)
Net change in unrealized gains (losses) on foreign exchange contracts	114	(42)	72
Net gain (loss) on cash flow hedges	114	(42)	72
Other comprehensive loss	$59,825	$19	$59,844

	Year Ended December 31, 2016
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,528)	$0	$(1,528)
Available for sale securities:
Net gain arising during the period	(56,359)	(61)	(56,420)
Net gain reclassified into income	0	0	0
Net change in unrealized gains on available for sale securities	(56,359)	(61)	(56,420)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	1,128	(445)	683
Net (gains) losses reclassified into income	(531)	209	(322)
Net change in unrealized gains (losses) on foreign exchange contracts	597	(236)	361
Net gain (loss) on cash flow hedges	597	(236)	361
Other comprehensive loss	$(57,290)	$(297)	$(57,587)

	Year Ended December 31, 2015
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,381)	$0	$(2,381)
Available for sale securities:
Net gain arising during the period	0	0	0
Net gain reclassified into income	(228)	88	(140)
Net change in unrealized gains on available for sale securities	(228)	88	(140)
Derivatives qualifying as cash flow hedges:
Interest rate swap:
Net loss arising during the period	0	0	0
Net loss reclassified into income	0	0	0
Net change in unrealized losses on interest rate swap	0	0	0
Foreign exchange contracts:
Net gains (losses) arising during the period	314	(123)	191
Net (gains) losses reclassified into income	110	(43)	67
Net change in unrealized gains (losses) on foreign exchange contracts	424	(166)	258
Net gain (loss) on cash flow hedges	424	(166)	258
Other comprehensive loss	$(2,185)	$(78)	$(2,263)

11. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	December 31, 2017
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,136	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	46,578	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	47,777
Total derivatives		$47,714		$47,777

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,021	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	17,080	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	17,659
Total derivatives		$18,101		$17,659

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

Starting in 2015, we entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of December 31, 2017, there were 6 forward contracts outstanding that were staggered to mature monthly starting in January 2018 and ending in June 2018. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2018. As of December 31, 2017, the notional amounts of outstanding forward contracts were 120 million INR, or the equivalent of $1.9 million United States dollars, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2017. These amounts also approximate the ranges of forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in AOCI and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the year ended December 31, 2017, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of December 31, 2017, we estimate that $1.1 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
(In thousands)	2017	2016	2015		2017	2016	2015
Foreign exchange contracts	$2,776	$1,128	$314	Cost of Revenue	$905	$165	$(34)
				Selling, general and administrative expenses	692	133	(28)
				Research and development	1,065	233	(48)

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and 1.25% Notes embedded cash conversion option in the consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2017	2016	2015
1.25% Call Option	$29,498	$(63,128)	$23,117
1.25% Embedded cash conversion option	(30,118)	63,551	(23,371)
Net (loss) gain included in other income, net	$(620)	$423	$(254)

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

	Year Ended December 31,
(In thousands)	2017	2016	2015
Rent expense	$32,657	$24,745	$18,164

Our future commitments under capital and operating leases are shown below. The capital lease amounts related to prepaid maintenance, as well as the related prepaid maintenance costs, are not included in our financials as they are considered executory costs. Future operating lease commitments are calculated using the base rental amount and foreign currency exchange rates in effect as of December 31, 2017.

	Capital	Operating
(In thousands)	Leases	Leases
2018	$11,148	$28,534
2019	5,976	25,297
2020	1,203	22,195
2021	158	18,008
2022	0	13,955
Thereafter	0	35,239
	18,485	$143,228
Less amount representing interest	(1,246)
Less amount related to executory costs	(2,269)
	14,970
Current maturities of capital lease obligations	7,865
Capital lease obligations, net of current maturities	$7,105

Commitment with Strategic Partner

During 2017, we completed renegotiations with Atos and our other largest hosting partners to improve the operating cost structure of our private cloud hosting operations. As a result of these renegotiations, we signed a new restated and amended agreement with Atos and, therefore, starting in 2018, we will begin to transition substantially all of our hosting services to Atos. The increased scale of the relationship is expected to result in future reductions in the base fees and volume fee rates.

We are currently in the seventh year of a ten-year agreement with Atos (formerly known as Xerox Consultant Services) to provide services to support our private cloud hosting services for our Sunrise acute care clients. We maintain all client relationships and domain expertise with respect to the hosted applications. The new amended and restated agreement extends the term to 2023 with annual auto-renewal periods for an additional two years thereafter. The new agreement also provides for the payment of initial annual base fees of $30 million per year (decreasing to $25 million by the end of the agreement) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. During the year ended December 31, 2017, we incurred $59 million of expenses under our existing agreement with Atos, which are included in cost of revenue in our consolidated statements of operations.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Expenses incurred under Atos agreement	$58,787	$62,266	$67,058

13. Discontinued Operations

Two of the product offerings acquired with the EIS Business, Horizon Clinicals and Series2000 Revenue Cycle, are to be sunset after the first quarter of 2018.   The decision to discontinue these solutions was made prior to our acquisition of the EIS Business and, therefore, are presented below as discontinued operations.  Until the end of the first quarter of 2018, we will be involved in ongoing maintenance and support for these solutions until customers have transitioned to other platforms.  No disposal gains or losses were recognized during the year ended December 31, 2017 related to this discontinued operation.

The following table summarizes the major classes of assets and liabilities of the discontinued operation, as reported on the consolidated balance sheet as of December 31, 2017:

(In thousands)	December 31, 2017
Carrying amounts of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$8,196
Prepaid expenses and other current assets	3,080
Other classes of assets that are not major	0
Total assets attributable to discontinued operations	$11,276

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable	$114
Accrued expenses	5,599
Accrued compensation and benefits	7,728
Deferred revenue	7,241
Other classes of liabilities that are not major	676
Total liabilities attributable to discontinued operations	$21,358

The following table summarizes the major classes of line items constituting income (loss) of the discontinued operation, as reported in the consolidated statements of operations for the year ended December 31, 2017:

Year Ended
(In thousands)	December 31, 2017
Major classes of line items constituting pretax profit (loss) of discontinued operations
Revenue:
Software delivery, support and maintenance	$10,949
Client services	1,044
Total revenue	11,993
Cost of revenue:
Software delivery, support and maintenance	2,918
Client services	261
Total cost of revenue	3,179
Gross profit	8,814
Selling, general and administrative expenses	0
Research and development	1,148
Income (loss) before income taxes	7,666
Income tax benefit (provision)	(2,990)
Income from discontinued operations, net of tax	$4,676

During the year ended December 31, 2017, the discontinued operation generated $3.1 million of cash.

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

During 2017, we completed the acquisitions of EIS and NantHealth’s provider and patient engagement solutions business. These acquisitions initially resulted in the formation of four new operating segments: (i) EIS-Paragon, (ii) EIS-Enterprise Workflow Solutions (“EIS-EWS”), (iii) EIS-Classics, and (iv) NantHealth. Refer to Note 2, “Business Combinations and Other Investments,” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information about these acquisitions. The EIS-Paragon operating segment provides integrated electronic health record and revenue cycle management solutions for the small hospital market segment and was integrated within our Hospitals and Health Systems operating segment during the fourth quarter of 2017. The EIS-EWS operating segment primarily provides document, content and supply chain management solutions. The EIS-Classics operating segment primarily provides revenue cycle management solutions. The NantHealth operating segment provides provider and patient engagement solutions. Based on the qualitative and quantitative criteria under Accounting Standards Codification Topic 280, Segment Reporting, we concluded that the EIS-Classics operating segments can be included as part of the Clinical and Financial reportable segment while the EIS-EWS and NantHealth operating segments can be included as part of the Population Health reportable segment.

As a result of the above changes, as of December 31, 2017, we had ten operating segments, which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the Hospitals and Health Systems, Ambulatory, Payer and Life Sciences, and EIS-Classics strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include Electronic Health Record-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of five separate operating segments which include Population Health, FollowMyHealth®, EPSiTM, EIS-EWS and NantHealth. This reportable segment derives its revenue from the sale of health management and coordinated care solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). These solutions enable clients to connect, transition, analyze, and coordinate care across the entire care community. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment.  Netsmart operates in the behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services sector, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health market segments.

The results of operations related to two of the product offerings acquired with the EIS Business are presented throughout these financial statements as discontinued operations and are included in the Clinical and Financial Solutions reportable segment, except for acquisition-related deferred revenue adjustments, which are included in “Unallocated Amounts”. Refer to Note 13, “Discontinued Operations”.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income from operations as measures of performance and to make decisions on allocation of resources. With the exception of the Netsmart segment, in determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes corporate general and administrative expenses (including marketing expenses), which are centrally managed, as well as revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The historical results of our HomecareTM business prior to the Netsmart Transaction in 2016, which were previously reported as part of Population Health, are also included in the “Unallocated Amounts” category. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level. The eliminations of intercompany transactions between Allscripts and Netsmart are included in the “Unallocated Amounts” category. We do not track our assets by segment.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue:
Clinical and Financial Solutions	$1,251,299	$1,125,617	$1,105,504
Population Health	270,447	234,662	219,861
Netsmart	319,074	173,361	0
Unallocated Amounts	(22,485)	16,259	61,028
Discontinued Operations	(11,993)	0	0
Total revenue	$1,806,342	$1,549,899	$1,386,393

Gross Profit:
Clinical and Financial Solutions	$532,152	$471,814	$452,058
Population Health	190,394	171,404	147,095
Netsmart	149,550	70,289	0
Unallocated Amounts	(81,121)	(42,468)	(18,588)
Discontinued Operations	(8,814)	0	0
Total gross profit	$782,161	$671,039	$580,565

Income (loss) from operations:
Clinical and Financial Solutions	$285,552	$251,886	$234,146
Population Health	131,174	111,956	91,887
Netsmart	29,473	(7,412)	0
Unallocated Amounts	(396,616)	(296,659)	(294,150)
Discontinued Operations	(7,666)	0	0
Total income from operations	$41,917	$59,771	$31,883

15. Supplemental Disclosures

The majority of the restricted cash balance as of December 31, 2017 represents Netsmart’s cash deposits to maintain two letters of credit with a financial institution related to customer agreements and an escrow fund related to a previous acquisition associated with the acquired EIS Business.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash paid during the period for:
Interest	$67,764	$41,954	$15,750
Income taxes paid, net of tax refunds	$6,897	$2,951	$5,037
Non-cash transactions:
Exchange of Netsmart, Inc. common stock for redeemable convertible preferred stock in Netsmart by Netsmart, Inc. management	$0	$25,543	$0
Accretion of redemption preference on redeemable convertible non-controlling interest in Netsmart	$43,850	$28,536	$0
Obligations incurred to purchase capitalized software or enter into capital leases	$5,244	$28,970	$393
Change in fair value of commercial agreement with NantHealth	$22,900	$0	$0

Accrued expenses consist of the following:	December 31,	December 31,
(In thousands)	2017	2016
Royalties, certain third-party product costs and licenses	$14,718	$17,359
Other	71,197	68,776
Total accrued expenses	$85,915	$86,135

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

Other assets consist of the following:

	December 31,	December 31,
(In thousands)	2017	2016
Reseller agreement with Nant Health, LLC	$22,252	$0
Fair value of 1.25% Call Option	46,578	17,080
Long-term prepaid commissions	32,938	40,668
Investments in non-marketable securities	30,013	29,603
Long-term deposits and other assets	17,068	10,440
Total other assets	$148,849	$97,791

16. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. Our revenues by geographic area are summarized below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
United States	$1,749,476	$1,500,629	$1,338,095
Canada	15,818	18,694	18,024
Other international	41,048	30,576	30,274
Total	$1,806,342	$1,549,899	$1,386,393

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,	December 31,
(In thousands)	2017	2016
United States	$159,207	$140,552
India	4,154	5,735
Israel	1,322	1,568
Canada	146	353
Other international	774	602
Total	$165,603	$148,810

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

The outcome of legal proceedings or investigations is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. In the opinion of our management, the ultimate disposition of pending legal proceedings or investigations will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these matters were resolved against us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Additionally, the resolution of any of these matters against us could prevent us from offering our products and services to current or prospective clients or cause us to incur increased compliance costs, either of which could further adversely affect our operating results.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in the U.S. District Court for the Northern District of Illinois against us. The complaint alleges that, on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff sought $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional; and injunctive and other relief. Allscripts answered the complaint denying all material allegations and asserting a number of affirmative defenses, as well as counterclaims for breach of a license agreement. On March 31, 2016, plaintiff filed its motion for class certification.  On May 31, 2016, we filed our opposition to plaintiff’s motion for class certification, and simultaneously moved for summary judgment on all of plaintiff’s claims. On June 2, 2017, an order was entered denying class certification and, accordingly, the case will not proceed on a class-wide basis.

The EIS Business acquired from McKesson on October 2, 2017 is subject to a May 2017 civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York.  The CID requests documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program.  McKesson has agreed, with respect to the CID, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition.

Practice Fusion, Inc. (“Practice Fusion”), acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. The CID relates to the certification of Practice Fusion’s software under the U.S. Office of the National Coordinator for Health Information Technology’s electronic health record certification program, and related business practices. It has been Practice Fusion’s practice to respond to such matters in a cooperative, thorough and timely manner. To date, the CID has not led to a claim or legal proceeding against Practice Fusion.

On January 25, 2018, a complaint was filed in Surfside Non-Surgical Orthopedics, P.A. v. Allscripts Healthcare Solutions, Inc., No. 1:18-cv-00566, in the Northern District of Illinois.  This is a purported class action lawsuit related to a January 18, 2018 ransomware attack, and alleges the following counts: (1) negligence, gross negligence and negligence per se; (2) breach of contract; (3) unjust enrichment; (4) violation of the Illinois Consumer Fraud Act; and (5) violation of the Illinois Deceptive Trade Practices Act.

18. Quarterly Financial Information (Unaudited)

The following tables contain a summary of our unaudited quarterly consolidated results of operations for our last eight fiscal quarters.

	Quarter Ended
	December 31,		September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2017 (1)		2017 (1)	2017	2017
Revenue	$517,334		$449,442	$426,091	$413,475
Cost of revenue	303,235		247,523	238,600	234,823
Gross profit	214,099		201,919	187,491	178,652
Selling, general and administrative expenses	146,037		117,352	112,037	110,845
Research and development	73,471		51,057	46,459	49,232
Asset impairment charges	0		0	0	0
Amortization of intangible and acquisition-related assets	10,414		8,137	7,891	7,312
Income from operations	(15,823)		25,373	21,104	11,263
Interest expense	(24,757)		(22,252)	(20,290)	(20,180)
Other income (expense), net	958		(570)	(214)	239
Impairment of and losses on long-term investments	0		(20,700)	(144,590)	0
Equity in net income (loss) of unconsolidated investments	115		449	(28)	285
Loss from continuing operations before income taxes	(39,507)		(17,700)	(144,018)	(8,393)
Income tax benefit (provision)	49,694	(2)	238	1,007	(172)
Income (loss) from continuing operations, net of tax	10,187		(17,462)	(143,011)	(8,565)
Income from discontinued operations, net of tax	4,676		0	0	0
Net income (loss)	14,863		(17,462)	(143,011)	(8,565)
Less: Net loss (income) attributable to non-controlling interest	1,918		(163)	264	(453)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,963)		(10,962)	(10,963)	(10,962)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$5,818		$(28,587)	$(153,710)	$(19,980)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$0.00		$(0.16)	$(0.85)	$(0.11)
Discontinued operations	$0.03		$0.00	$0.00	$0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$0.03		$(0.16)	$(0.85)	$(0.11)

Diluted
Continuing operations	$0.00		$(0.16)	$(0.85)	$(0.11)
Discontinued opererations	$0.03		$0.00	$0.00	$0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$0.03		$(0.16)	$(0.85)	$(0.11)

	Quarter Ended
	December 31,		September 30,		June 30,		March 31,
(In thousands, except per share amounts)	2016 (3)		2016 (3)		2016 (3)		2016
Revenue	$425,436		$392,384		$386,521		$345,558
Cost of revenue	239,138		226,225		219,837		193,660
Gross profit	186,298		166,159		166,684		151,898
Selling, general and administrative expenses	115,132		98,778		94,802		84,153
Research and development	47,836		45,142		47,891		47,037
Asset impairment charges	0		0		0		4,650
Amortization of intangible and acquisition-related assets	10,903		5,365		5,417		4,162
Income from operations	12,427		16,874		18,574		11,896
Interest expense	(25,384)	(5)	(19,367)		(16,421)		(6,969)
Other income (expense), net	621		(6)		106		366
Equity in net loss of unconsolidated investments	0		0		(4,898)		(2,603)
(Loss) income before income taxes	(12,336)		(2,499)		(2,639)		2,690
Income tax benefit (provision)	15,218	(4)	2,656	(4)	503	(4)	(563)	(4)
Net income (loss)	2,882		157		(2,136)		2,127
Less: Net (income) loss attributable to non-controlling interest	(4)		(151)		87		(78)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(10,192)		(10,191)		(8,153)		0
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,314)		$(10,185)		$(10,202)		$2,049
(Loss) earnings per share - basic and diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.04)		$(0.06)		$(0.05)		$0.01

(1)

Results of operations for the quarter include the results of operations of (i) DeVero since July 17, 2017, (ii) the provider and patient engagement business of NantHealth since August 25, 2017 and (iii) the results of operations of the EIS Business since October 2, 2017.

(2)

Income tax benefit (provision) for the quarter ended December 31, 2017, reflects the estimated impact of the United States Tax Cuts and Jobs Act which was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States.

(3)

Results of operations for the quarter include the results of operations of (i) Netsmart since April 19, 2016, (ii) HealthMEDX since October 27, 2016, and (iii) the results of operations of three third parties in which we acquired a controlling interest during the quarters ended September 30th December 31st, 2016 from the date of each acquisition.

(4)

Income tax benefit (provision) reflects the recognition (release) of a valuation allowance of ($14.3) million, ($3.3) million, $0.9 million and ($0.9) million for federal credit carryforwards, and foreign and state net operating loss carryforwards in the quarters ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively.

(5)

Interest expense includes the write-off of $5.2 million deferred debt issuance costs in connection with Netsmart’s amendment of its First Lien Credit Agreement during the quarter ended December 31, 2016 and the write-off of $1.4 million of deferred debt issuance costs in connection with amending the Senior Secured Credit Facility during the quarter ended September 30, 2015.

19.  Subsequent Events

Acquisition of Practice Fusion, Inc.

On January 5, 2018, Healthcare LLC and Presidio Sub, Inc., a Delaware corporation (“Sub”) and wholly-owned subsidiary of Healthcare LLC, entered into that certain Agreement and Plan of Merger (the “Merger Agreement”), by and among Healthcare LLC, Sub, Practice Fusion, Inc., a Delaware corporation (the “Practice Fusion”), Fortis Advisors LLC, as Holders’ Representative (as defined in the Merger Agreement), and Allscripts, solely for the purposes set forth therein, whereby Healthcare LLC would acquire all of the issued and outstanding shares of capital stock of Practice Fusion through the merger (the “Merger”) of Sub with and into Practice Fusion, with Practice Fusion surviving the Merger as a wholly-owned subsidiary of Healthcare LLC, upon the terms and subject to the conditions contained in the Merger Agreement. The purchase price for the Merger, which closed on February 13, 2018, was $100 million (subject to adjustments for net working capital, cash, debt and transaction expenses, in each case on the terms and subject to the conditions set forth in the Merger Agreement).

The Merger Agreement requires Allscripts to issue restricted stock units to certain employees of Practice Fusion promptly following the consummation of the Merger, subject to satisfaction of the conditions set forth in the Merger Agreement. Subject to certain exceptions and limitations, after the consummation of the Merger, the equityholders of Practice Fusion are obligated to indemnify Allscripts for breaches of representations, warranties and covenants and for certain other matters. At the closing, Healthcare LLC deposited $5 million of the purchase price in escrow to be available to satisfy the indemnification obligations of the equityholders of Practice Fusion under the Merger Agreement.

Divestiture of OneContent business

On February 15, 2018, Allscripts, Healthcare, LLC and certain subsidiaries of Healthcare LLC and Hyland Software, Inc., an Ohio corporation (“Purchaser”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Upon the terms and subject to the conditions set forth in the Asset Purchase Agreement, Purchaser has agreed to acquire (the “ECM Transaction”) substantially all of the assets of the Allscripts’ business providing hospitals and health systems document and other content management software and services generally known as “OneContent” (the “ECM Business”). Allscripts acquired the OneContent business during the fourth quarter of 2017 through the acquisition of McKesson’s EIS business. Certain assets of Allscripts relating to the ECM Business will be excluded from the transaction and retained by Allscripts, as described in the Asset Purchase Agreement. In addition, Purchaser will assume certain liabilities related to the ECM Business under the terms of the Asset Purchase Agreement. The total consideration for the ECM Business is $260 million, which is subject to certain adjustments for liabilities assumed by the Purchaser and net working capital as described in the Asset Purchase Agreement.

Completion of the ECM Transaction is subject to various conditions, including, among others, (i) no order or other legal restraint or prohibition being in effect that would prohibit or prevent the transactions from being consummated; (ii) no legal proceeding having been commenced by any governmental entity that seeks to prohibit, enjoin or restrain the consummation of the transactions; and (iii) the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act having expired or otherwise having been terminated. Each party’s obligation to consummate the ECM Transaction is also subject to certain additional conditions, including performance in all material respects by the other party of its obligations under the Asset Purchase Agreement. The Asset Purchase Agreement contains certain termination rights for both Purchaser and Allscripts, including if the closing of the ECM Transaction has not occurred by May 16, 2018. The Asset Purchase Agreement contains customary representations and warranties of Allscripts and Purchaser as set forth therein, and Allscripts and Purchaser also agreed to customary covenants, including covenants requiring Allscripts to conduct the ECM Business in the ordinary course prior to the completion of the ECM Transaction.

Second Amended Credit Agreement

On February 15, 2018, Allscripts and Healthcare LLC entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the several banks and other financial institutions or entities from time to time party thereto, and Fifth Third Bank, KeyBank National Association, SunTrust Bank and Wells Fargo Bank, National Association, as syndication agents, amending and restating the Amended and Restated Credit Agreement, dated September 30, 2015, as amended on March 28, 2016 and December 22, 2016 (the “Existing Credit Agreement”). The Second Amended Credit Agreement provides for a $400 million senior secured term loan (an increase from the $250 million term loan provided under the Existing Credit Agreement) (the “Term Loan”) and a $900 million senior secured revolving facility (an increase from the $550 million revolving facility provided under the Existing Credit Agreement) (the “Revolving Facility”), each with a five-year term. The Term Loan is repayable in quarterly installments commencing on June 30, 2018. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. Proceeds from the borrowings under the Second Amended Credit Agreement were used for the refinancing of loans under the Existing Credit Agreement. As of February 14, 2018, approximately $510 million was outstanding under the Revolving Facility.

The proceeds of the Revolving Facility can be used to finance Allscripts’ working capital needs and for general corporate purposes, including, without limitation, financing of permitted acquisitions, and for share repurchases. Allscripts is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $600 million, subject to certain conditions (an increase from the $300 million incremental facility permitted under the Existing Credit Agreement).

The initial applicable interest rate margin for Base Rate borrowings is 1.00%, and for Eurocurrency Rate borrowings is 2.00%. On and after September 30, 2018, the interest rate margins will be determined from a pricing table and will depend upon Allscripts’ total leverage ratio. The applicable margins for Base Rate borrowings under the Second Amended Credit Agreement range from 0.50% to 1.25% depending on Allscripts’ total leverage ratio (as compared to the 0.00% to 1.25% range provided under the Existing Credit Agreement). The applicable margins for Eurocurrency Rate loans range from 1.50% to 2.25%, depending on Allscripts’ total leverage ratio (as compared to the 1.00% to 2.25% range provided under the Existing Credit Agreement).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. We reviewed the results of management’s assessment with the Audit Committee of our Board.

We excluded the EIS Business from our evaluation of internal control over financial reporting as of December 31, 2017 because the acquisition was completed on October 2, 2017, as further described in Note 2, “Business Combinations and Other Investments” to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.  We are in the process of integrating policies, processes, people, technology, and operations for our combined operations.  The EIS Business’ total assets and revenues represent 8% and 5%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.  The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As noted above, we excluded the EIS Business from our evaluation of internal control over financial reporting as of December 31, 2017 because the acquisition was completed during the fourth quarter of 2017.

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

Other information required by this Item is incorporated by reference from the information contained under the proposal “Election of Directors,” the heading “Directors,” and the subheadings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Audit Committee Financial Expert” under the heading “Corporate Governance” in our 2018 Proxy Statement (the “2018 Proxy Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2017.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from information contained under the heading “Compensation Discussion and Analysis” and the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors” under the heading “Corporate Governance” in the 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from information contained under the subheadings “Certain Relationships and Related Transactions” and “Board Meetings and Committees” under the heading “Corporate Governance” in the 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from information contained under the subheadings “Fees and Related Expenses Paid to Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in Part II of this Form 10-K:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

		Charged to
	Balance at	Expenses/	Deferred	Write-Offs,	Balance at
	Beginning of	Against	Revenue	Net of	End of
(In thousands)	Year	Revenue	Reclassification	Recoveries	Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2017	$32,670	19,434	(8,234)	(6,135)	37,735
Year ended December 31, 2016	$31,266	11,039	616	(10,251)	32,670
Year ended December 31, 2015	$36,047	$8,089	$(363)	$(12,507)	$31,266

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation			8-K	2.1	June 9, 2010

2.2	Share Purchase Agreement, dated as of March 4, 2013, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare International Holdings, LLC, dbMotion, Ltd., the Sellers party thereto and Shareholder Representative Services LLC, as representative of the Sellers			8-K	2.1	March 5, 2013

2.3	Contribution and Investment Agreement, dated as of March 20, 2016, by and among Allscripts Healthcare Solutions, Inc., GI Netsmart Holdings LLC, Nathan Holding LLC and Andrews Henderson LLC			8-K	2.1	March 23, 2016

2.4	Agreement and Plan of Merger, dated as of March 20, 2016, by and among Nathan Intermediate LLC, Nathan Merger Co., Netsmart, Inc. and Genstar Capital Partners V, L.P.			8-K	2.2	March 23, 2016

2.5	Purchase Agreement, dated as of August 1, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			8-K	2.1	August 4, 2017

2.6	Amendment No. 1 to Purchase Agreement, dated as of October 2, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			10-Q	2.3	November 9, 2017

2.7	Asset Purchase Agreement, dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth, Inc.			8-K	2.1	August 31, 2017

3.1	Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			10-K	3.1	February 29, 2016

3.2	By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

4.1	Indenture dated as of June 18, 2013, between Allscripts Healthcare Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee			8-K	4.1	June 18, 2013

4.2	Form of 1.25% Cash Convertible Senior Note due 2020 (included in Exhibit 4.1)			8-K	4.2	June 18, 2013

10.1	Replacement Facility Amendment, dated as of September 30, 2015, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	October 2, 2015

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.2		First Amendment, dated as of March 28, 2016, to the Amended and Restated Credit Agreement, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			10-Q	10.4	May 6, 2016

10.3		First Lien Credit Agreement, dated April 19, 2016, by and among Nathan Intermediate LLC, Nathan Merger Co., Andrews Henderson LLC, Netsmart, Inc., Netsmart Technologies, Inc., the subsidiaries of the borrowers party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent for the lenders party thereto			8-K	10.1	April 25, 2016

10.4		Second Lien Term Loan Agreement, dated April 19, 2016, by and among Nathan Intermediate LLC, Nathan Merger Co., Andrews Henderson LLC, Netsmart, Inc., Netsmart Technologies, Inc., the subsidiaries of the borrowers party thereto, the lenders party thereto, and UBS AG, as administrative agent and collateral agent for the lenders party thereto20160805			8-K	10.2	April 25, 2016

10.5		Amendment to First Lien Credit Agreement and Incremental Assumption Agreement, dated as of October 27, 2016, by and among Andrews Henderson LLC, Netsmart, Inc., Netsmart Technologies, Inc., the subsidiaries of the borrowers party hereto, the lenders party hereto, and UBS AG, as administrative agent thereto.			10-K	10.5	February 27, 2017

10.6		Amendment to First Lien Credit Agreement, dated as of November 10, 2016, by and among Andrews Henderson LLC, Netsmart, Inc., Netsmart Technologies, Inc., the subsidiaries of the borrowers party hereto, the lenders party hereto, and UBS AG, as administrative agent thereto.			10-K	10.6	February 27, 2017

10.7	*	Nathan Holding LLC Amended and Restated Limited Liability Company Agreement, dated as of April 19, 2016			10-Q	10.3	August 5, 2016

10.8		Amendment No. 1 to Nathan Holding LLC Amended and Restated Limited Liability Company Agreement, dated as of June 28, 2016			10-Q	10.4	August 5, 2016

10.9		Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.10		Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	June 18, 2013

10.11		Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.2	June 18, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.12		Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	June 18, 2013

10.13		Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.4	June 18, 2013

10.14		Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.5	June 18, 2013

10.15		Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.6	June 18, 2013

10.16		Warrant transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.7	June 18, 2013

10.17		Warrant transaction confirmation, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.8	June 18, 2013

10.18		Warrant transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.9	June 18, 2013

10.19		Warrant transaction confirmation, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.10	June 18, 2013

10.20		Warrant transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.11	June 18, 2013

10.21		Warrant transaction confirmation, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.12	June 18, 2013

10.22	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)			10-Q	10.3	October 13, 2009

10.23	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan			10-K	10.19	March 31, 2003

10.24	†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan			10-Q	10.12	November 10, 2008

10.25	†	Amended and Restated Allscripts Healthcare Solutions Inc. Incentive Plan			8-K	10.1	May 23, 2014

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.26	†	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.27	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.28	†	Form of Restricted Stock Unit Award Agreement (Directors)			10-KT	10.37	March 1, 2011

10.29	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.31	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.32	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.33	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.34	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.35	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-K	10.39	March 1, 2013

10.36	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (February 2014)			10-K	10.29	March 3, 2014

10.37	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.38	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 2, 2015

10.39	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

10.40	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.41	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			10-K	10.41	March 1, 2013

10.42	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.43	†	Amendment No. 1 to Employment Agreement, effective October 1, 2015, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.44	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.45	†	Employment Agreement, dated as of October 10, 2012 but effective as of November 12, 2012, between Allscripts Healthcare Solutions, Inc. and Dennis Olis			10-K	10.39	March 3, 2014

10.46	†	Employment Agreement, dated as of May 28, 2013, between Allscripts Healthcare Solutions, Inc. and Brian Farley			10-K	10.40	March 3, 2014

10.47	†	Employment Agreement, dated as of December 11, 2015, between Allscripts Healthcare Solutions, Inc. and James Hewitt			10-K	10.41	February 29, 2016

10.48	†	Separation Agreement, dated as of May 11, 2017, between Allscripts Healthcare Solutions, Inc. and Melinda D. Whittington			10-Q	10.2	August 4, 2017

10.49	†	Employment Agreement, dated as of October 30, 2016, effective November 1, 2016, between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-K	10.49	February 27, 2017

12.1		Ratio of Earnings to Fixed Charges	X

21.1		Subsidiaries	X

23.1		Consent of Grant Thornton LLP	X

24.1		Powers of Attorney (included on the signature page hereto)	X

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB		XBRL Taxonomy Extension Label Linkbase	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF		XBRL Taxonomy Definition Linkbase	X

*	Portions of this exhibit have been omitted pursuant to the Commission’s grant of confidential treatment.
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2018

Allscripts Healthcare Solutions, Inc.

BY:	/S/ PAUL M. BLACK
Paul M. Black Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul M. Black, Richard J. Poulton and Dennis M. Olis, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on From 10-K and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL M. BLACK Paul M. Black	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018

/S/ DENNIS M. OLIS Dennis M. Olis	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018

/S/ P. GREGORY GARRISON	Director	February 23, 2018
P. Gregory Garrison

/S/ JONATHAN J. JUDGE Jonathan J. Judge	Director	February 23, 2018

/S/ MICHAEL A. KLAYKO Michael A. Klayko	Chairman of the Board and Director	February 23, 2018

/S/ YANCEY L. SPRUILL Yancey L. Spruill	Director	February 23, 2018

/S/ DAVE B. STEVENS Dave B. Stevens	Director	February 23, 2018

/S/ DAVID D. STEVENS David D. Stevens	Director	February 23, 2018

/S/ MARA G. ASPINALL	Director	February 23, 2018
Mara G. Aspinall

/S/ RALPH H. “RANDY” THURMAN Ralph H. “Randy” Thurman	Director	February 23, 2018