Form 10-Q
period 2018-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2018-05-08
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, there were 177,952,607 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$135,003	$155,839
Restricted cash	8,769	6,659
Accounts receivable, net of allowance of $44,652 and $37,735 as of March 31, 2018 and December 31, 2017, respectively	495,695	567,873
Contract assets	45,068	0
Prepaid expenses and other current assets	130,051	115,463
Assets of disposal group held for sale	96,478	0
Total current assets	911,064	845,834
Fixed assets, net	164,878	165,603
Software development costs, net	235,845	222,189
Intangible assets, net	827,059	826,872
Goodwill	2,051,437	2,004,953
Deferred taxes, net	4,888	4,574
Contract assets - long-term	40,486	0
Other assets	129,610	148,849
Assets attributable to discontinued operations	4,945	11,276
Total assets	$4,370,212	$4,230,150

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	March 31, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,818	$97,583
Accrued expenses	102,028	85,915
Accrued compensation and benefits	82,141	99,632
Deferred revenue	540,289	546,830
Current maturities of long-term debt	19,503	27,687
Current maturities of non-recourse long-term debt - Netsmart	2,760	2,755
Current maturities of capital lease obligations	9,753	7,865
Liabilities of disposal group held for sale	31,048	0
Total current liabilities	889,340	868,267
Long-term debt	1,064,305	906,725
Non-recourse long-term debt - Netsmart	624,872	625,193
Long-term capital lease obligations	8,152	7,105
Deferred revenue	25,876	24,047
Deferred taxes, net	117,061	93,643
Other liabilities	72,526	92,205
Liabilities attributable to discontinued operations	14,276	21,358
Total liabilities	2,816,408	2,638,543
Redeemable convertible non-controlling interest - Netsmart	443,684	431,535
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2018 and December 31, 2017; 270,601 and 177,953 shares issued and outstanding as of March 31, 2018, respectively; 269,335 and 180,832 shares issued and outstanding as of December 31, 2017, respectively	2,706	2,693
Treasury stock: at cost, 92,648 and 88,504 shares as of March 31, 2018 and December 31, 2017, respectively	(380,335)	(322,735)
Additional paid-in capital	1,770,801	1,781,059
Accumulated deficit	(319,271)	(338,150)
Accumulated other comprehensive loss	(2,181)	(1,985)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,071,720	1,120,882
Non-controlling interest	38,400	39,190
Total stockholders’ equity	1,110,120	1,160,072
Total liabilities and stockholders’ equity	$4,370,212	$4,230,150

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Revenue:
Software delivery, support and maintenance	$329,766	$268,188
Client services	184,160	145,287
Total revenue	513,926	413,475
Cost of revenue:
Software delivery, support and maintenance	104,410	83,397
Client services	154,768	124,939
Amortization of software development and acquisition-related assets	33,773	26,487
Total cost of revenue	292,951	234,823
Gross profit	220,975	178,652
Selling, general and administrative expenses	143,070	110,845
Research and development	69,977	49,232
Amortization of intangible and acquisition-related assets	12,248	7,312
(Loss) income from operations	(4,320)	11,263
Interest expense	(25,046)	(20,180)
Other (loss) income, net	(917)	239
Impairment of and losses on long-term investments	(5,500)	0
Equity in net (loss) income of unconsolidated investments	(61)	285
Loss from continuing operations before income taxes	(35,844)	(8,393)
Income tax benefit (provision)	2,914	(172)
Loss from continuing operations, net of tax	(32,930)	(8,565)
Income from discontinued operations, net of tax	4,415	0
Net loss	(28,515)	(8,565)
Less: Net loss (income) attributable to non-controlling interests	790	(453)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,149)	(10,962)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(39,874)	$(19,980)

Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(0.25)	$(0.11)
Discontinued operations	0.03	0.00
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.22)	$(0.11)

Diluted
Continuing operations	$(0.25)	$(0.11)
Discontinued operations	0.03	0.00
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.22)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Net (loss) income	$(28,515)	$(8,565)
Other comprehensive income (loss):
Foreign currency translation adjustments	123	1,515
Change in unrealized gain (loss) on available for sale securities	0	(74,702)
Change in fair value of derivatives qualifying as cash flow hedges	(633)	1,348
Other comprehensive loss before income tax benefit (expense)	(510)	(71,839)
Income tax benefit (expense) related to items in other comprehensive loss	314	(521)
Total other comprehensive loss	(196)	(72,360)
Comprehensive loss	(28,711)	(80,925)
Less: Comprehensive loss (income) attributable to non-controlling interests	790	(453)
Comprehensive loss, net	$(27,921)	$(81,378)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(28,515)	$(8,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,912	49,694
Stock-based compensation expense	11,952	7,946
Deferred taxes	(5,048)	(1,570)
Impairment of and losses on long-term investments	5,500	0
Equity in net loss (income) of unconsolidated investments	61	(285)
Other losses, net	50	1,240
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	34,780	(8,010)
Prepaid expenses and other assets	(4,259)	(4,464)
Accounts payable	4,122	2,869
Accrued expenses	13,259	(5,567)
Accrued compensation and benefits	(21,074)	(5,501)
Deferred revenue	(21,319)	48,687
Other liabilities	2,887	(997)
Net cash provided by operating activities	58,308	75,477
Cash flows from investing activities:
Capital expenditures	(8,602)	(14,524)
Capitalized software	(32,227)	(34,011)
Cash paid for business acquisitions, net of cash acquired	(109,020)	(3,975)
Other proceeds from investing activities	37	0
Net cash used in investing activities	(149,812)	(52,510)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	212	0
Taxes paid related to net share settlement of equity awards	(8,496)	(5,864)
Payments of capital lease obligations	(2,804)	(3,015)
Credit facility payments	(1,217)	(86,726)
Credit facility borrowings, net of issuance costs	145,843	80,000
Repurchase of common stock	(57,599)	0
Payment of acquisition financing obligations	(3,226)	0
Net cash provided by (used in) financing activities	72,713	(15,605)
Effect of exchange rate changes on cash and cash equivalents	65	419
Net (decrease) increase in cash and cash equivalents	(18,726)	7,781
Cash, cash equivalents and restricted cash, beginning of period	162,498	96,610
Cash, cash equivalents and restricted cash, end of period	$143,772	$104,391

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting, although the Company believes that the disclosures made are adequate to make that information not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Change in Presentation

During the first quarter of 2018, we changed the presentation of certain bundled revenue streams.  Such revenue was previously included as part of software delivery, support and maintenance revenue.  Under the new presentation, such revenue is included as part of client services revenue.  The revenue previously reported for the first quarter of 2017 has been recast to match the new presentation by reducing software delivery, support and maintenance and increasing client services by $4.3 million.

Significant Accounting Policies

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”) effective on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. There have been no other changes to our significant accounting policies from those disclosed in our Form 10-K.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee), are required to be measured at fair value with changes in fair value recognized in net income. An entity may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment, if any, and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, (i.e., the entity’s own credit risk), should be presented separately in other comprehensive income and not as a component of net income. ASU 2016-01 also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted   solely for the instrument-instrument specific credit risk for liabilities measured at fair value. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We adopted ASU 2016-01 effective January 1, 2018 and there was no immediate impact upon adoption. Refer to Note 3, “Fair Value Measurements”, for additional information regarding our unconsolidated equity investments.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides new accounting guidance to assist an entity in evaluating when a set of transferred assets and activities is a business.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied prospectively to any transactions occurring within the period of adoption.  Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We adopted ASU 2017-01 effective January 1, 2018 and there was no immediate impact upon adoption.

Accounting Pronouncements Not Yet Adopted

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

2. Business Combinations

2018 Business Combinations

Acquisition of Practice Fusion, Inc.

On February 13. 2018, we completed the acquisition of Practice Fusion, Inc., a Delaware corporation (“Practice Fusion”), for aggregate consideration of $113.7 million paid in cash. Practice Fusion offers an affordable certified cloud-based electronic health record (“EHR”) for traditionally hard-to-reach small, independent physician practices. The consideration paid for Practice Fusion is shown below:

(In thousands)
Aggregate purchase price	$100,000
Add: Net working capital surplus	469
Less: Adjustment for assumed indebtedness	(1,684)
Add: Closing cash	14,951
Total consideration paid for Practice Fusion	$113,736

The allocation of the fair value of the consideration transferred as of the acquisition date of February 13, 2018 is shown in the table below. This allocation is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, and additional information becomes available. The goodwill is not expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$14,951
Accounts receivable, net	13,397
Prepaid expenses and other current assets	809
Fixed assets	1,764
Intangible assets	67,200
Goodwill	34,739
Other assets	43
Accounts payable and accrued expenses	(7,620)
Deferred revenue	(2,400)
Long-term deferred tax liability	(8,332)
Other liabilities	(815)
Net assets acquired	$113,736

The following table summarizes the preliminary fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships - Physician Practices	15	$28,700
Customer Relationships - Pharmaceutical Partners	20	19,800
Technology	8	14,800
Tradenames	10	3,900
		$67,200

We incurred $0.5 million of acquisition costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended March 31, 2018. The results of operations of Practice Fusion were not material to our consolidated results of operations for the quarter ended March 31, 2018.

Other Acquisitions and Divestiture

On February 6, 2018 the Company acquired all of the common stock of a cloud-based analytics software platform provider for a purchase price of $8.0 million in cash. The allocation of the consideration is as follows: $3.7 million of intangible assets related to technology; $0.6 million to customer relationships; $4.8 million of goodwill; $0.8 million to accounts receivable; accounts payable of $0.2 million; deferred revenue of $0.6 million and $1.1 million of long-term deferred income tax liabilities. This allocation is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, and additional information becomes available. The acquired intangible asset related to the technology will be amortized over 8 years using a method that approximates the pattern of economic benefits to be gained by the intangible asset.  The customer relationship will be amortized over one year.  The goodwill is not deductible for tax purposes. The results of operations of this acquisition were not material to our consolidated results of operations for the three months ended March 31, 2018.

On January 31, 2018, Netsmart (as defined below) entered into a Unit Purchase Agreement with a third party provider of billing solutions, for aggregate consideration of $5.4 million, plus net working capital consideration relative to a predetermined target, to acquire 100% of the equity of the entity. This transaction has been accounted for as a business combination. Of the total consideration, $2.0 million was paid in cash at closing with the remaining $3.6 million to be paid evenly on the first and second anniversaries of closing. This transaction resulted in the preliminary recognition of goodwill of $1.4 million. The purchase accounting for this transaction has not yet been completed. The results of operations of this acquisition were not material to our consolidated results of operations for the three months ended March 31, 2018.

On March 15, 2018, we entered into an agreement with a third party to contribute certain assets and liabilities of our strategic sourcing business unit, acquired as part of the acquisition of the EIS Business in 2017 discussed below, into a new entity.  We were also obligated to contribute $2.7 million of cash as additional consideration, which was paid during April 2018.  In exchange for our contributions, we obtained a 35.7% interest in the new entity, which was valued at $4.0 million and is included in Other assets in our consolidated balance sheet as of March 31, 2018.  This investment will be accounted for under the equity method of accounting. As a result of this transaction, we recognized a loss of $0.9 million, which is included on the “Other (loss)/income, net” line in our consolidated statement of operations for the three months ended March 31, 2018.

Pre-2018 Business Combination Updates

Acquisition of DeVero

On July 17, 2017, Netsmart completed the acquisition of DeVero, Inc. (“DeVero”), a healthcare technology company that develops electronic medical record solutions for home healthcare and hospice, for an aggregate purchase price of $50.5 million in cash. At March 31, 2018 the allocation of the purchase price is final and there were no measurement period adjustments recorded during the three months ended March 31, 2018.

Acquisition of the Patient/Provider Engagement Solutions Business from NantHealth, Inc.

On August 25, 2017, the Company completed the acquisition of substantially all of the assets relating to the provider/patient engagement solutions business of NantHealth, Inc. (“NantHealth”). During the three months ended March 31, 2018, measurement period adjustments to the purchase price allocation were recorded which resulted in an increase in goodwill of $0.1 million.   At March 31, 2018 the purchase price allocation remains subject to further adjustment, primarily with respect to net working capital acquired.

Acquisition of the Enterprise Information Solutions Business from McKesson Corporation

On October 2, 2017, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”), completed the acquisition of McKesson Corporation’s Enterprise Information Solutions Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson Corporation.  The acquisition of the EIS Business was based on a total enterprise value of $185 million. During the three months ended March 31, 2018, measurement period adjustments to the purchase price allocation were recorded which resulted in an increase in goodwill of $37.7 million, primarily resulting from an increase in deferred revenue of $44.0 million partially offset by increases in identified intangible assets of $6.6 million.   At March 31, 2018 the purchase price allocation remains subject to further adjustment, primarily with respect to certain acquired intangible assets and deferred revenue.

Formation of Joint Business Entity and Acquisition of Netsmart, Inc.

On March 20, 2016, we entered into a Contribution and Investment Agreement with GI Netsmart Holdings LLC, a Delaware limited liability company (“GI Partners”), to form a joint business entity to which we contributed our HomecareTM business and GI Partners made a cash contribution. On April 19, 2016, the joint business entity acquired Netsmart, Inc., a Delaware corporation. As a result of these transactions (the “Netsmart Transaction”), the joint business entity combined the Allscripts HomecareTM business with Netsmart, Inc. Throughout the rest of this Form 10-Q, the joint business entity is referred to as “Netsmart”. As part of the Netsmart Transaction, we deposited $15 million in an escrow account to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart over the next five years, at which time the restriction on any unused funds will lapse. As of March 31, 2018, there is $9.0 million remaining in the escrow account. We finalized the allocation of the fair value of the consideration transferred as of December 31, 2016.

Supplemental Information

The supplemental pro forma results below were calculated after applying our accounting policies and adjusting the results of the EIS Business and NantHealth to reflect (i) the additional amortization that would have been charged resulting from the fair value adjustments to intangible assets (ii) the additional interest expense associated with Allscripts’ borrowings under its revolving facility, and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been charged assuming both acquisitions occurred on January 1, 2016, together with the consequential tax effects.

The revenue and earnings of the EIS Business, since October 2, 2017, and NantHealth, since August 25, 2017, are included in our consolidated statement of operations for the three months ended March 31, 2018. The below supplemental pro forma revenue and net loss of the combined entity is presented as if both acquisitions had occurred on January 1, 2016.

(In thousands, except per share amounts)	Three Months Ended March 31, 2017
Supplemental pro forma data for combined entity:
Revenue	$520,810
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(17,572)
Loss per share, basic and diluted	$(0.10)

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. We held no Level 1 financial instruments at March 31, 2018 or December 31, 2017.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2018				December 31, 2017
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1.25% Call Option	Other assets	$0	$0	$25,410	$25,410	$0	$0	$46,578	$46,578
1.25% Embedded cash conversion option	Other liabilities	0	0	(26,446)	(26,446)	0	0	(47,777)	(47,777)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	503	0	503	0	1,136	0	1,136
Total		$0	$503	$(1,036)	$(533)	$0	$1,136	$(1,199)	$(63)

Long-term Investments

The following table summarizes our long-term equity investments which are included in other assets in the accompanying consolidated balance sheets:

	Number of
	Investees	Original	Carrying Value at
(In thousands, except # of investees)	at March 31, 2018	Investment	March 31, 2018	December 31, 2017
Equity method investments (1)	4	$5,658	$7,197	$3,258
Cost method investments	7	32,784	21,820	26,755
Total equity investments	11	$38,442	$29,017	$30,013

_________________________________

(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of March 31, 2018, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital, and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. As a result of this review, we recognized a non-cash impairment charge of $5.5 million related to one of our cost-method equity investments and a related note receivable, which had cost bases of $4.9 million and $2.6 million, respectively, prior to the impairment.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility and Netsmart’s Credit Agreements (as defined in Note 8, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as March 31, 2018, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

4. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2018 and 2017 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.  In addition, the three-month periods ended March 31, 2018 and 2017 include stock-based compensation expense related to Netsmart’s time-based liability classified option awards. No stock-based compensation costs were capitalized during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands)	2018	2017
Cost of revenue:
Software delivery, support and maintenance	$616	$1,125
Client services	1,436	1,572
Total cost of revenue	2,052	2,697
Selling, general and administrative expenses	7,245	3,550
Research and development	2,841	2,589
Total stock-based compensation expense	$12,138	$8,836

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three months ended March 31, 2018 and 2017.

We granted stock-based awards as follows:

	Three Months Ended March 31, 2018
		Weighted-Average
		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
Service-based restricted stock units	1,300	$14.20
Performance-based restricted stock units with a service condition	524	$15.74
Market-based restricted stock units with a service condition	0	$0.00
	1,824	$14.64

During the three months ended March 31, 2018, and the year ended December 31, 2017, 1.3 million and 1.3 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the three months ended March 31, 2018 and 2017 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2018 and 2017 were 609 thousand and 494 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 17, 2016, we announced that our Board approved a stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. During the three months ended March 31, 2018, we repurchased 4.1 million shares of our common stock under the program for a total of $57.6 million. There were no repurchases under the program during the three months ended March 31, 2017. The approximate dollar value of shares that may yet be purchased under the program as of March 31, 2018 was $106.4 million. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Netsmart Stock-based Compensation Expense

Stock-based compensation expense (benefit) related to Netsmart’s time-based liability classified option awards totaled $1.2 million and ($3.5) million during the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the liability for outstanding awards was $9.2 million. As of March 31, 2018 the weighted average fair value per option unit using the Black‑Scholes‑Merton option pricing model was estimated at $0.30, as compared to $0.54 at December 31, 2016. A significant portion of the decrease in fair value occurred during the first quarter of 2017 and resulted in the reversal of previously recognized stock-based compensation expense during the three months ended March 31, 2017, as required under the liability method of accounting.

During the three months ended March 31, 2018, no option unit awards were granted by Netsmart .

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Basic Loss per Common Share:
(Loss) income from continuing operations, net of tax	$(32,930)	$(8,565)
Less: Net loss (income) attributable to non-controlling interests	790	(453)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,149)	(10,962)
Net loss from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(44,289)	$(19,980)
Net income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	4,415	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(39,874)	$(19,980)

Weighted-average common shares outstanding	179,882	180,767

Basic Loss from continuing operations per Common Share	$(0.25)	$(0.11)
Basic Income from discontinued operations per Common Share	0.03	0.00
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.22)	$(0.11)

Diluted Loss per Common Share:
(Loss) income from continuing operations, net of tax	$(32,930)	$(8,565)
Less: Net loss (income) attributable to non-controlling interests	790	(453)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,149)	(10,962)
Net loss from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(44,289)	$(19,980)
Net income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	4,415	0
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(39,874)	$(19,980)

Weighted-average common shares outstanding	179,882	180,767
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	0
Weighted-average common shares outstanding assuming dilution	179,882	180,767

Diluted Loss from continuing operations per Common Share	$(0.25)	$(0.11)
Diluted Income from discontinued operations per Common Share	0.03	0.00
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.22)	$(0.11)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three months ended March 31, 2018 and 2017, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for that period, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2018	2017
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	23,208	26,689

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$693,844	$(419,081)	$274,763	$695,354	$(405,114)	$290,240
Customer contracts and relationships	948,703	(475,407)	473,296	922,492	(464,860)	457,632
Total	$1,642,547	$(894,488)	$748,059	$1,617,846	$(869,974)	$747,872

Intangibles not subject to amortization:
Registered trademarks			$79,000			$79,000
Goodwill			2,051,437			2,004,953
Total			$2,130,437			$2,083,953

Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2018 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2017	$861,615	$431,132	$712,206	$2,004,953
Additions arising from business acquisitions:
Practice Fusion acquisition	34,739	0	0	34,739
Other acquisitions	4,829	0	1,374	6,203
Total arising from business acquisitions	39,568	0	1,374	40,942
Increases (decreases) due to measurement period adjustments:
NantHealth provider/patient solutions business	0	117	0	117
Enterprise Information Solutions business	9,204	28,454	0	37,658
Other measurement period adjustments	(205)	0	0	(205)
Total increases (decreases) due to measurement period adjustments:	8,999	28,571	0	37,570
Total additions to goodwill	48,567	28,571	1,374	78,512
Divestitures	(30,105)	(2,198)	0	(32,303)
Foreign exchange translation	275	0	0	275
Balance as of March 31, 2018	$880,352	$457,505	$713,580	2,051,437

There were no accumulated impairment losses associated with our goodwill as of March 31, 2018 or December 31, 2017.

Additions during the first quarter of 2018 include goodwill of $34.7 million arising from Allscripts’ purchase of Practice Fusion, Inc. Other additions during the first quarter of 2018 include $4.8 million arising from Allscripts’ purchase of a third party cloud-based analytics software platform provider, and $1.4 million arising from Netsmart’s acquisition of a third party provider of billing solutions. Measurement period adjustments include $37.7 million related to the 2017 purchase of the EIS Business. Goodwill was reduced by $2.2 million due to the divestiture of our strategic sourcing business unit, and by $30.1 million related to the OneContent business, which is classified as held for sale at March 31, 2018. Refer to Note 2, “Business Combinations,” for additional information regarding these transactions.

Effective January 1, 2018, we made organizational changes that affected the Clinical and Financial Solutions, and Population Health reportable segments. Refer to Note 14, “Business Segments” for additional information. As a result of these changes, the dbMotion business unit, formerly included in the Population Health operating segment within the Population Health reportable segments, is now aligned with the Hospitals and Health Systems operating segment within the Clinical and Financial solutions reportable segment.

We performed our annual goodwill impairment test as of October 1, 2017, our annual testing date, and again as of January 1, 2018 in connection with the organizational changes referred to above. While there was no impairment indicated as a result of the January 1, 2018 test, the estimated fair value of our Hospitals and Health Systems reporting unit exceeded the unit’s carrying value by 10%. As of March 31, 2018, the goodwill allocated to the Hospitals and Health Systems reporting unit was $511.2 million. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. Because the fair value of the Hospitals and Health Systems reporting unit was not substantially in excess of its carrying value at January 1, 2018, there is an increased risk that any adverse trends in the foregoing assumptions with respect to the Hospitals and Health Systems reporting unit could cause the estimated fair value to fall below the carrying value, which would result in an impairment of the reporting unit’s goodwill.

7. Revenue from Contracts with Customers

Our two primary revenue streams are (i) software delivery, support and maintenance and (ii) client services. Software delivery revenue consists of all of our proprietary software sales (either as a perpetual or term license delivery model), transaction-related revenue and the resale of hardware and third-party software. Support and maintenance revenue consists of revenue from post contract client support and maintenance services, which includes telephone support services, maintaining and upgrading software and ongoing enhanced maintenance. Client services revenue consists of revenue from managed services solutions, such as private cloud hosting, outsourcing and revenue cycle management, as well as other client services or project-based revenue from implementation, training and consulting services. In addition, for some clients, we host the software applications licensed from us using our own or third-party servers. For other clients, we offer an outsourced service in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

Adoption of New Revenue Standard

In May 2014, the FASB issued ASC 606 to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under the previous ASC 605, Revenue Recognition (“ASC 605”), including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Additionally, ASC 606 provides guidance related to costs of obtaining a contract with a customer that an entity expects to recover.

The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  We have adopted the standard effective on January 1, 2018 using the modified retrospective method. We also implemented internal controls and updated our processes and key systems to allow us to comply with the new requirements.

The reported results for the three months ended March 31, 2018 reflect the adoption of ASC 606. The comparative information for the three months ended March 31, 2017 has not been restated and will continue to be reported under the previous guidance of ASC 605, which was in effect during that period. The following adjustments were made to balances previously reported on the condensed consolidated balance sheet as of December 31, 2017:

	As Reported	Adjustments	Adjusted
(In thousands, except per share amounts)	December 31, 2017	due to ASC 606	January 1, 2018
Accounts receivable, net	$567,873	$(32,529)	$535,344
Contract assets	0	76,509	76,509
Prepaid expenses and other current assets	115,463	11,646	127,109

Deferred revenue, current	546,830	(7,453)	539,377
Deferred revenue, long-term	24,047	0	24,047
Deferred taxes, net	93,643	16,478	110,121
Accumulated deficit	(338,150)	46,601	(291,549)

The adoption of ASC 606 had no impact on cash from or used in operating, financing or investing activities reported in our consolidated statement of cash flows for the year ended December 31, 2017. The following tables compare the reported consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2018, to the pro-forma amounts assuming the previous guidance of ASC 605 had been in effect:

	March 31, 2018
(In thousands, except per share amounts)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Accounts receivable, net	$495,695	$78,302	$573,997
Contract assets	45,068	(45,068)	0
Prepaid expenses and other current assets	130,051	33	130,084
Contract assets - long-term	40,486	(40,486)	0

Deferred revenue, current	540,289	(972)	539,317
Deferred taxes, net	117,061	(1,629)	115,432
Accumulated deficit	(319,271)	(4,618)	(323,889)

	Three Months Ended March 31, 2018
(In thousands, except per share amounts)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Software delivery, support and maintenance	$329,766	$(5,028)	$324,738
Client services	184,160	(1,066)	183,094
Gross profit	220,975	(6,279)	214,696
Selling, general and administrative expenses	143,070	(218)	142,852
Loss from operations	(4,320)	(6,061)	(10,381)
Loss from continuing operations before income taxes	(35,844)	(6,247)	(42,091)
Income tax benefit	2,914	1,629	4,543
Net loss	(28,515)	(4,618)	(33,133)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(39,874)	(4,618)	$(44,492)
Loss per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.22)	(0.03)	$(0.25)
Loss per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.22)	(0.03)	$(0.25)

The recognition of revenue related to hardware sales, software-as-a-service-based offerings, client services, electronic data interchange services, and managed services remained substantially unchanged under ASC 606. The adoption of ASC 606 resulted in an increase in contract assets driven by upfront recognition of revenue, rather than over the subscription period, from certain multi-year software subscription contracts that include both software licenses and software support and maintenance.

Costs to Obtain or Fulfill a Contract

Under ASC 605, we only capitalized direct sales commissions that were specifically associated with new or renewal contracts. The new revenue recognition guidance under ASC 606 requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. As part of our implementation efforts, we identified certain indirect commissions and other payments that would be eligible for capitalization under ASC 606 as they are incremental costs solely associated with new or renewal contracts that we expect to recover. Certain costs related to the fulfillment of contracts will also be capitalized. As a result, we recorded a deferral for such costs of $8.6 million, net of tax, upon adoption of the new guidance on January 1, 2018, which was included in the cumulative effect of initially applying ASC 606.

Capitalized costs to obtain or fulfill a contract are amortized over periods ranging from two to nine years which represent the contract term or a longer period, if renewals are expected and the renewal commission, if any, is not commensurate with the initial commission. We classify such capitalized costs as current or non-current based on the expected timing of expense recognition. The current and non-current portion are included in prepaid expenses and other current assets, and other assets, respectively, in our consolidated balance sheets.

At March 31, 2018, we had $27.4 million of capitalized costs to obtain or fulfill a contract. During the three months ended March 31, 2018, we recognized $8.2 million of amortization expense related to such capitalized costs, of which $8.1 million is included in selling, general and administrative expenses and $0.1 million is included in cost of revenue, in our consolidated statements of operations.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivables, contract assets and customer advances and deposits. Accounts receivable, net includes both billed and unbilled amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Deferred revenue includes advanced payments and billings in excess of revenue recognized. Our contract assets and deferred revenue are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term based on the timing of when we expect to complete the related performance obligations and bill the customer. Deferred revenue is classified as current or long-term based on the timing of when we expect to recognize revenue.

In general, with the exception of fixed fee project-based client service offerings (such as implementation services), we sell our software solutions on date-based milestone events where control transfers and use of the software occurs on the delivery date but the associated payments for the software license occur on future milestone dates. In such instances, unbilled amounts are included in contract assets since our right to receive payment is conditional upon the continued functionality of the software and the provision of ongoing support and maintenance. Our fixed fee project-based client service offerings typically require us to provide the services with either a significant portion or all amounts due prior to service completion. Since our right to payment is not unconditional, amounts associated with work prior to the completion date are also deemed to be contract assets.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account in ASC 606. A performance obligation is considered distinct when both (i) a customer can benefit from the product or service either on its own or together with other resources that are readily available to the customer and (ii) the promised product or service is separately identifiable from other promises in the contract. Activities related to the fulfillment of a contract that do not transfer products or services to a customer, such as contract preparation or legal review of contract terms, are not deemed to be performance obligations. Based on the similarities in the definitions of a “deliverable” under ASC 605 and “performance obligation” under ASC 606, our identification of performance obligations did not result in a significant divergence from our existing identification approach.

We generally sell our solutions through multi-element arrangements where we provide the customer with (1) software license, (2) support and maintenance, (3) embedded content such as third-party software and (4) client services.  Incremental solutions, such as hardware and managed services are also provided based upon a customer’s preferences and requirements. We deem that a customer is typically able to benefit from a product or service on its own or together with readily available resources when we sell such product or service on a standalone basis.  We have historically sold the majority of our performance obligations with the exception of software licenses, on a standalone basis.  Incremental solutions, such as hardware, client services and managed services, are often negotiated and fulfilled on an independent sales order basis as customer needs and requirements grow over the course of a relationship period.  In addition, support and maintenance and embedded content are provided on a stand-alone basis through the renewal process.

One of the product offerings under our CareInMotionTM platform requires a significant client service customization to enable the functionality of the software before the customer can obtain benefit from using the product. The significant customization cannot be performed by a third party. Software products and client services are separately identifiable in these contracts, but the performance obligations are not considered distinct in the context of the contract. Therefore, these products and services are treated as combined performance obligations.

Additionally, our support and maintenance obligations include multiple discrete performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the multiple discrete performance obligations within our overall support and maintenance obligations can be viewed as a single performance obligation since both the unspecified upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently.

Generally, we do not provide additional warranties to clients above and beyond warranties that the solutions purchased will perform in accordance with the agreed-upon specifications. On rare occasions, when additional warranties are granted, we evaluate on a case-by-case basis whether the additional warranty represents a separate performance obligation.

The breakdown of revenue recognized related to various performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2018
Revenue related to deferred revenue balance at beginning of period	$204,297
Revenue related to new performance obligations satisfied during the period	257,222
Revenue recognized under "right-to-invoice" expedient	49,638
Reimbursed travel expenses, shipping and other revenue	2,769
Total revenue	$513,926

           The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.7 billion as of March 31, 2018, of which we expect to recognize approximately 36% over the next 12 months, and the remaining 64% thereafter.

Accounting Policy Elections and Practical Expedients

The majority of our contracts contain provisions that require customer payment no later than one year from the transfer of control of the related performance obligation. Perpetual software license contracts in which payments range from 2 to 10 years contain a financing component. Interest income is recognized in these circumstances and totaled $0.2 million during the three months ended March 31, 2018.

We have elected to exclude from the measurement of the transaction price all taxes (e.g. sales, use, value-added, etc.) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.

Within the normal course of business, we contract with customers to deliver and ship tangible products such as computer hardware or licensed software disks. In these situations, the control of the products transfers to the customer when the product reaches the shipper based on free on board (FOB) shipping clauses. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. Instead, we record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

Additionally, our standard contract terms allow for the reimbursement by the customer for certain travel expenses necessary to provide on-site services to customer, such as implementation and training. Such reimbursed travel expenses are reported on a gross basis. Since such reimbursed travel expenses do not represent a distinct good or service nor represent incremental value provided to the customer, a performance obligation is deemed not to exist. In certain situations, however, when the allowable reimbursable expenses amount is capped, we believe that such cap represents the most likely amount of variable consideration and the capped amount is included in the total contract transaction price.

In accordance with ASC 606, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice (“right-to-invoice” practical expedient). We have elected to utilize this expedient as it relates to transaction-based services (such as revenue cycle management) and electronic data interchange transactions.

Revenue Recognition

We recognize revenue only when we satisfy an identified performance obligation (or bundle of obligations) by transferring control of a promised product or service to a customer. We consider a product or service to be transferred when a customer obtains control because a customer has sole possession of the right to use (or the right to direct the use of) the product or service for the remainder of its economic life or to consume the product or service in its own operations. We evaluate the transfer of control primarily from the customer’s perspective as this reduces the risk that revenue is recognized for activities that do not transfer control to the customer.

The majority of our revenue is recognized over time because a customer continuously and simultaneously receives and consumes the benefits of our performance. The exceptions to this pattern are our sales of perpetual and term software licenses, and hardware where we determined that a customer obtains control of the asset upon delivery, shipment or granting of access. The following table summarizes the pattern of revenue recognition for our most significant performance obligations:

Performance Obligation	Revenue Recognition Pattern	Measure of progress
Support and maintenance (SMA)	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Software as a service (SaaS)	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Private Cloud Hosting	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Client/Education Services	Over time	Input method (cost to cost) – revenue is recognized proportionally over the service implementation based on hours
Outsourcing services	Over time	Input method (cost to cost) – revenue is recognized proportionally over the outsourcing period
Payerpath (transaction volume)	Over time	Output method ("right-to-invoice" practical expedient) – value transferred to the customer is reflected on invoicing.
Software Licenses	Point in time	Upon shipment or electronically delivered, as applicable
Hardware	Point in time	Upon shipment

When evaluating our SMA, SaaS and private cloud hosting performance obligations, we noted that these obligations are fulfilled as stand-ready obligations to perform and, therefore, we deem the obligations to be satisfied evenly over time. Client services, such as those relating to implementation, consulting, training or education, are generally not fulfilled evenly over the contract period but rather over a shorter timeline where work effort can rise, or decline based upon stages of the project work effort. These client services are typically quoted to a customer as a fixed fee amount that covers the implementation effort. Delivery progress for these services is measured by establishing an approved cost budget with labor hour inputs utilized to gauge percentage of completion of the work effort. Therefore, revenue for our client, education and outsourcing services is recognized proportionally with the progress of the implementation work effort.

Payerpath transaction volume and other transaction-based service obligations, such as revenue cycle management services, are fulfilled over time but are not provided evenly over the contract period and reliable inputs are not available to track progress of completion. We determined that value is provided to the customer throughout the contract period and the pricing charged to the customer varies on a monthly basis, based upon the volume of the customer’s transactions processed in that respective period.  The invoiced amount to the customer represents this value and accordingly the practical expedient to recognize revenue based upon invoicing is most appropriate.

We considered the specific implementation guidance for accounting for licenses of intellectual property (“IP”) to determine if point in time or over time recognition was more appropriate. The first step in the licensing framework is to determine whether the license is distinct or combined with other goods and services.  For most of our software licensing products, the licenses are distinct, with the exception of one of our product offerings under our CareInMotionTM platform, which requires a significant client service customization. In all instances, we determined that we are offering functional IP as compared with a symbolic IP. Functional IP is a right to use IP because the IP has standalone functionality and the customer can use the IP as it exists at a point in time.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenue:
Software delivery, support and maintenance
Recurring revenue	$294,455	$227,450
Non-recurring revenue	35,311	40,738
Total software delivery, support and maintenance	329,766	268,188
Client services
Recurring revenue	$122,474	$101,779
Non-recurring revenue	61,686	43,508
Total client services	184,160	145,287
Total revenue	$513,926	$413,475

	Three Months Ended March 31, 2018
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$230,557	$61,198	$49,245	$1,165	$(12,399)	$329,766
Client services	143,422	8,507	33,241	(3,113)	2,103	184,160
Total revenue	$373,979	$69,705	$82,486	$(1,948)	$(10,296)	$513,926

	Three Months Ended March 31, 2017
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$178,330	$39,689	$46,496	$3,673	$0	$268,188
Client services	117,850	3,741	26,511	(2,815)	0	145,287
Total revenue	$296,180	$43,430	$73,007	$858	$0	$413,475

8. Debt

Debt outstanding, excluding capital leases, consists of the following:

	March 31, 2018			December 31, 2017
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$32,571	$312,429	$345,000	$35,978	$309,022
Senior Secured Credit Facility	778,750	7,371	771,379	628,750	3,360	625,390
Netsmart Non-Recourse Debt:
First Lien Term Loan	478,099	10,420	467,679	479,316	10,950	468,366
Second Lien Term Loan	167,000	7,047	159,953	167,000	7,418	159,582
Total debt	$1,768,849	$57,409	$1,711,440	$1,620,066	$57,706	$1,562,360
Less: Debt payable within one year - excluding Netsmart	20,000	497	19,503	28,125	438	27,687
Less: Debt payable within one year - Netsmart	4,866	2,106	2,760	4,866	2,111	2,755
Total long-term debt, less current maturities	$1,743,983	$54,806	$1,689,177	$1,587,075	$55,157	$1,531,918

Interest expense consists of the following:

	Three Months Ended March 31,
(In thousands)	2018	2017
Interest expense	$7,938	$4,834
Amortization of discounts and debt issuance costs	3,756	3,581
Netsmart:
Interest expense (1)	12,451	10,917
Amortization of discounts and debt issuance costs	901	848
Total interest expense	$25,046	$20,180

(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Notes, included in the table above, consists of the following:

	Three Months Ended March 31,
(In thousands)	2018	2017
Coupon interest at 1.25%	$1,078	$1,078
Amortization of discounts and debt issuance costs	3,407	3,246
Total interest expense related to the 1.25% Notes	$4,485	$4,324

Allscripts Senior Secured Credit Facility

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

As of March 31, 2018, $400.0 million under the Term Loan, $378.8 million under the Revolving Facility, and $0.8 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of March 31, 2018, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 2.00%, which totaled 3.88%. We were in compliance with all covenants under the Second Amended Credit Agreement as of March 31, 2018.

As of March 31, 2018, we had $520.4 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of March 31, 2018, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

Netsmart Non-Recourse Debt

As of March 31, 2018, $478.1 million under the Netsmart First Lien Term Loan, $167.0 million under the Netsmart Second Lien Term Loan and no amounts under the Netsmart Revolving Facility (collectively, the “Netsmart Credit Agreements”) were outstanding.

As of March 31, 2018, the interest rate on the borrowings under the Netsmart First Lien Term Loan was Adjusted LIBO plus 4.50%, which totaled 6.38%, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO plus 9.50%, which totaled 11.38%, and the interest rate on the borrowings under the Netsmart Revolving Facility was Adjusted LIBO plus 4.75%, which totaled 6.63%. Netsmart was in compliance with all covenants under its Netsmart Credit Agreements as of March 31, 2018.

As of March 31, 2018, Netsmart had $50.0 million available, with no outstanding letters of credit commitments, under the Netsmart Revolving Facility. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes future debt payment obligations as of March 31, 2018:

(In thousands)	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$345,000	$0	$0	$0
Term Loan	400,000	15,000	20,000	27,500	30,000	37,500	270,000
Revolving Facility (2)	378,750	0	0	0	0	0	378,750
Netsmart Non-Recourse Debt (2)
First Lien Term Loan (3)	478,099	3,650	4,866	4,866	4,866	4,866	454,985
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total debt	$1,768,849	$18,650	$24,866	$377,366	$34,866	$42,366	$1,270,735

(1)     Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2)     Assumes no additional borrowings after March 31, 2018, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

(3)     Starting with the year ended December 31, 2017, additional amounts may be due within 125 days after year-end if Netsmart has “excess cash” as defined in the Netsmart Credit Agreement. For the year ended December 31, 2017, no additional amounts will be due as a result of this provision.

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

	Three Months Ended March 31,
(In thousands)	2018	2017
Loss from continuing operations before income taxes	$(35,844)	$(8,393)
Income tax benefit (provision)	$2,914	$(172)
Effective tax rate	8.1%	(2.0%)

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional benefit of $20.8 million in our financial statements for the year ended December 31, 2017 in accordance with guidance in Staff Accounting Bulletin No. 118 (SAB 118) which allows a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts.  This provisional benefit includes $26 million benefit for remeasurement of deferred tax balances to reflect the lower federal rate and expense of $5.2 million for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.  We will complete our analysis of the Tax Act during 2018, and any needed adjustments to the provisional amounts will be included in income tax expense or benefit  in the appropriate period, in accordance with SAB 118.  We are continuing to assess the impacts of the Tax Act on the 2018 effective tax rate and income tax accounting, particularly the new Global Intangible Low-taxed Income ("GILTI") tax and Base Erosion and Anti-Abuse Tax (BEAT) rules.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2018, compared with the prior year comparable period, differs primarily due to the estimated impact of the GILTI and BEAT provisions and the stricter executive compensation deduction provisions of the Tax Act, reflected in the provision for the three months ended March 31, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Due to the level of forecasted operating income for the year ending December 31, 2018, applied to a pre-tax loss for the three months ended March 31, 2018, we recorded $10.7 million of valuation allowance during the three months ended March 31, 2018 related to deferred tax assets associated with net operating loss carryforwards.

Effective January 1, 2017, we adopted ASU 2016-09.  The guidance in ASU 2016-09, among other things, will require all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled as a discrete item in the period in which they occur.  In the three months ended March 31, 2018 and 2017, we recorded $0.9 million and $1.4 million, respectively, of tax expense for awards in which the compensation cost recorded was higher than the tax deductions for the awards.  In the quarter ended March 31, 2017, we recorded an offsetting release of valuation allowance in the quarter of $1.4 million.  ASU 2016-09 requires entities to recognize excess tax benefits, regardless of whether the tax deduction reduces taxes payable.  In the quarter ended March 31, 2017, as part of adopting the new standard, we recorded a gross cumulative effect adjustment of $5.6 million to the opening balance of accumulated deficit to create a deferred tax asset to recognize excess tax benefits not previously recorded.  The net decrease to accumulated deficit was $1.8 million due to the recognition of a corresponding valuation allowance of $3.8 million.

Our unrecognized income tax benefits were $12.8 million and $12.0 million as of March 31, 2018 and December 31, 2017, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	March 31, 2018
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$503	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	25,410	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	26,446
Total derivatives		$25,913		$26,446

	December 31, 2017
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,136	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	46,578	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	47,777
Total derivatives		$47,714		$47,777

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of March 31, 2018, there were 3 forward contracts outstanding that were staggered to mature monthly starting in April 2018 and ending in June 2018. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2018. As of March 31, 2018, the notional amount of each outstanding forward contract was 120 million INR, or the equivalent of $1.8 million, based on the exchange rate between the United States dollar and the INR in effect as of March 31, 2018. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three months ended March 31, 2018, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of March 31, 2018, we estimate that $0.5 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended March 31, 2018	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended March 31, 2018
Foreign exchange contracts	$(78)	Cost of Revenue	$189
		Selling, general and administrative expenses	144
		Research and development	$222

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended March 31, 2017	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended March 31, 2017
Foreign exchange contracts	$1,873	Cost of Revenue	$178
		Selling, general and administrative expenses	137
		Research and development	$210

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2018	2017
1.25% Call Option	$(21,168)	$17,605
1.25% Embedded cash conversion option	21,331	(17,903)
Net (loss) gain included in other income, net	$163	$(298)

11. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2017 (1)	$(2,676)	$691	$(1,985)
Other comprehensive income (loss) before reclassifications	123	(58)	65
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(261)	(261)
Net other comprehensive income	123	(319)	(196)
Balance as of March 31, 2018 (2)	$(2,553)	$372	$(2,181)

______________________________________________________

(1)	Net of taxes of $445 thousand for unrealized net gains on foreign exchange contract derivatives.
(2)	Net of taxes of $131 thousand for unrealized net gains on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Losses on Available for Sale Securities (1)	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2016 (2)	$(6,028)	$(56,420)	$619	$(61,829)
Other comprehensive (loss) income before reclassifications	1,515	(74,701)	1,146	(72,040)
Net losses reclassified from accumulated other comprehensive loss	0	0	(320)	(320)
Net other comprehensive (loss) income	1,515	(74,701)	826	(72,360)
Balance as of March 31, 2017 (3)	$(4,513)	$(131,121)	$1,445	$(134,189)

____________________________________________________________________________

(1) Majority of unrealized loss relates to decline in fair value of NantHealth common stock.

(2)	Net of taxes of $402 thousand for unrealized net gains on foreign exchange contract derivatives and $61 thousand for unrealized net gains on available for sale securities.
(3)	Net of taxes of $924 thousand for unrealized net gains on foreign exchange contract derivatives and $60 thousand for unrealized net gains on available for sale securities.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2018			2017
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$123	$0	$123	$1,515	$0	$1,515
Available for sale securities:
Net loss arising during the period	0	0	0	(74,702)	1	(74,701)
Net loss reclassified into income	0	0	0	0	0	0
Net change in unrealized gains (losses) on available for sale securities	0	0	0	(74,702)	1	(74,701)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	(78)	20	(58)	1,873	(727)	1,146
Net (gains) losses reclassified into income (1)	(555)	294	(261)	(525)	205	(320)
Net change in unrealized (losses) gains on foreign exchange contracts	(633)	314	(319)	1,348	(522)	826
Net (loss) gain on cash flow hedges	(633)	314	(319)	1,348	(522)	826
Other comprehensive income (loss)	$(510)	$314	$(196)	$(71,839)	$(521)	$(72,360)

____________________________________________

(1)	Tax effects for the three months ended March 31, 2018 include $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income at December 31, 2017.

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. The CID relates to the certification of Practice Fusion’s software under the U.S. Office of the National Coordinator for Health Information Technology’s electronic health record certification program, and related business practices. It has been Practice Fusion’s practice to respond to such matters in a cooperative, thorough and timely manner. To date, the CID has not led to a claim or legal proceeding against Practice Fusion.

On January 25, 2018, a complaint was filed in Surfside Non-Surgical Orthopedics, P.A. v. Allscripts Healthcare Solutions, Inc., No. 1:18-cv-00566, in the Northern District of Illinois.  This is a purported class action lawsuit related to a January 18, 2018 ransomware attack, and alleges the following counts: (1) negligence, gross negligence and negligence per se; (2) breach of contract; (3) unjust enrichment; (4) violation of the Illinois Consumer Fraud Act; and (5) violation of the Illinois Deceptive Trade Practices Act. Plaintiff seeks to represent a class of customers seeking damages from Allscripts. The parties are currently engaged in limited jurisdictional discovery. Allscripts expects to respond to the complaint after this discovery is completed.

13. Discontinued Operations

Two of the product offerings acquired with the EIS Business, Horizon Clinicals and Series2000 Revenue Cycle, are to be sunset after the first quarter of 2018.   The decision to discontinue these solutions was made prior to our acquisition of the EIS Business and, therefore, are presented below as discontinued operations.  Until the end of the first quarter of 2018, we will be involved in ongoing maintenance and support for these solutions until customers have transitioned to other platforms.  No disposal gains or losses were recognized during the three months ended March 31, 2018 related to this discontinued operation.

The following table summarizes the major classes of assets and liabilities of the discontinued operation, as reported on the consolidated balance sheet as of March 31, 2018:

(In thousands)	March 31, 2018	December 31, 2017
Carrying amounts of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$2,265	$8,196
Prepaid expenses and other current assets	2,680	3,080
Total assets attributable to discontinued operations	$4,945	$11,276

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable	$104	$114
Accrued expenses	6,150	5,599
Accrued compensation and benefits	8,022	7,728
Deferred revenue	0	7,241
Other classes of liabilities that are not major	0	676
Total liabilities attributable to discontinued operations	$14,276	$21,358

The following table summarizes the major classes of line items constituting income (loss) of the discontinued operation, as reported in the consolidated statements of operations for the three months ended March 31, 2018:

Three months ended
(In thousands)	March 31, 2018
Major classes of line items constituting pretax profit (loss) of discontinued operations
Revenue:
Software delivery, support and maintenance	$9,804
Client services	492
Total revenue	10,296
Cost of revenue:
Software delivery, support and maintenance	2,463
Client services	743
Total cost of revenue	3,206
Gross profit	7,090
Selling, general and administrative expenses	0
Research and development	1,124
Income from discontinued operations before income taxes	5,966
Income tax provision	(1,551)
Income from discontinued operations, net of tax	$4,415

During the three months ended March 31, 2018, the discontinued operation generated $4.3 million of cash.

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

During the first quarter of 2018, in an effort to further streamline and align our operating structure around our key acute and population health management solutions, we made several changes to our organizational and reporting structure. These changes included the split of our former Population Health operating segment into several components. The dbMotion business unit, formerly included in the Population Health operating segment, is now aligned with the Hospitals and Health Systems operating segment within the Clinical and Financial solutions reportable segment. The Care Management, Referral Management and Careport business units, formally included in the Population Health operating segment, were combined into a new CarePort operating segment within the Population Health reportable segment. The prior period segment disclosures below were revised to conform to the current year presentation.

As of March 31, 2018, we had ten operating segments, which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the Hospitals and Health Systems, Ambulatory, Payer and Life Sciences, and EIS-Classics strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of five separate operating segments: CarePort, FollowMyHealth®, EPSiTM, EIS-EWS and NantHealth. This reportable segment derives its revenue from the sale of health management, financial management and patient engagement solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). These solutions enable clients to transition, analyze and coordinate care across the entire care community. This segment also provides document, content and supply chain management solutions through the EIS-EWS operating segment. Refer to Note 2, “Business Combinations” and Note 16, “Subsequent Events” for additional information regarding the sale of the strategic sourcing and OneContent business units, respectively, which together comprise a substantial majority of the EIS-EWS operating segment. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment.  Netsmart operates in the home care and behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health segment, as well as to post-acute home care organizations.

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

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenue:
Clinical and Financial Solutions	$373,979	$296,180
Population Health	69,705	43,429
Netsmart	82,486	73,007
Unallocated Amounts	(1,948)	859
Discontinued Operations	(10,296)	0
Total revenue	$513,926	$413,475

Gross Profit:
Clinical and Financial Solutions	$154,286	$119,261
Population Health	53,371	35,845
Netsmart	36,301	34,574
Unallocated Amounts	(15,893)	(11,028)
Discontinued Operations	(7,090)	0
Total gross profit	$220,975	$178,652

Income (loss) from operations:
Clinical and Financial Solutions	$70,742	$53,582
Population Health	36,434	28,468
Netsmart	2,313	8,929
Unallocated Amounts	(107,843)	(79,716)
Discontinued Operations	(5,966)	0
Total income from operations	$(4,320)	$11,263

15. Supplemental Disclosures

Restricted Cash

The majority of the restricted cash balance as of March 31, 2018 represents Netsmart’s cash deposits to maintain two letters of credit with a financial institution related to customer agreements and an escrow fund related to a previous acquisition associated with the acquired EIS Business.

	Three Months Ended March 31,
(In thousands)	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$135,003	$104,391
Restricted cash	8,769	-
Total cash, cash equivalents and restricted cash	$143,772	$104,391

Supplemental non-cash information:
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$12,149	$10,962
Obligations incurred to purchase capitalized software or enter into capital leases	$9,786	$1,407
Contribution of assets in exchange for equity interest	$4,000	$0

16. Subsequent Events

Completion of OneContent business divestiture

On April 2, 2018, Allscripts, Healthcare LLC and certain subsidiaries of Healthcare LLC and Hyland Software, Inc., an Ohio corporation (“Hyland”), completed the transactions contemplated by an Asset Purchase Agreement (the “Asset Purchase Agreement”) by which Hyland acquired substantially all of the assets of the Allscripts’ business providing hospitals and health systems document and other content management software and services generally known as “OneContent”. Allscripts acquired the OneContent business during the fourth quarter of 2017 through the acquisition the EIS Business. Certain assets of Allscripts relating to the OneContent business were excluded from the transaction and retained by Allscripts, as described in the Asset Purchase Agreement. In addition, Hyland assumed certain liabilities related to the OneContent business under the terms of the Asset Purchase Agreement. The total consideration for the OneContent business is $260 million, which is subject to certain adjustments for liabilities assumed by the Hyland and net working capital as described in the Asset Purchase Agreement.

Membership Interest Purchase Agreement

On April 5, 2018, ECS Acquisition Co. LLC, a Delaware limited liability company (the Purchaser) and a wholly-owned subsidiary of Netsmart, Change Healthcare Technologies, LLC, a Delaware limited liability company (CHT), and Change Healthcare Holdings, LLC, a Delaware limited liability company (CHC and, together with CHT, the Sellers), entered into a Membership Interest Purchase Agreement (the Purchase Agreement). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, Purchaser will purchase (the Acquisition) all issued and outstanding membership interests of Barista Operations, LLC, a Delaware limited liability company, which entity, as of the closing of the Acquisition, will own and operate the extended care solutions business of Sellers and their subsidiaries providing information technology solutions and services to the Care at Home industry, which comprises the Extended Care Solutions business of McKesson Technology Solutions that was contributed to CHC by McKesson Corporation effective March 1, 2017.  The purchase price for the Acquisition will be $167.5 million, subject to adjustments for net working capital, and will be funded with borrowings under the Netsmart Credit Agreements. $2.5 million of the purchase price will be deposited into escrow at the closing of the Acquisition and will be subject to release to the Sellers or to the Purchaser as described below.

Completion of the Acquisition is subject to customary conditions, including (i) the expiration or termination of the waiting period applicable to consummation of the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1975, as amended, (ii) the absence of any law, order or injunction prohibiting the closing of the Acquisition, (iii) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers), (iv) each party having performed in all material respects all of its obligations under the Purchase Agreement and (v) no occurrence of a Material Adverse Effect (as defined in the Purchase Agreement) since the execution of the Purchase Agreement. The Purchase Agreement may be terminated by Purchaser or Sellers under certain circumstances, including if the Acquisition is not consummated by October 5, 2018 (provided that, if the Acquisition has not closed as of such date solely because of the failure to satisfy the condition described in clause (i) or clause (ii) above, such date may be extended by either party until January 7, 2019). There is no financing condition to the consummation of the Acquisition.

The Purchase Agreement also contemplates that CHC will provide certain transition services to Purchaser pursuant to a transition services agreement. Additionally, the Purchase Agreement contemplates that CHC and Netsmart Technologies will negotiate in good faith and use commercially reasonable efforts to enter into certain commercial arrangements pursuant to which, among other things, Netsmart Technologies will market and sell certain products of CHC.  The $2.5 million of the purchase price deposited in escrow at closing will be distributed to CHC and the Purchaser based on the achievement of certain revenue thresholds.

Agreement to Acquire HealthGrid

On April 27, 2018, Allscripts, Healthcare LLC and FollowMyHealth Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of Healthcare LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Healthcare LLC, Merger Sub, Health Grid Holding Company, a Delaware corporation (the “Health Grid”), and Raj Toleti as Representative, whereby Healthcare LLC will acquire all of the issued and outstanding shares of capital stock of Health Grid through the merger (the “Merger”) of Merger Sub with and into Health Grid, with Health Grid surviving the Merger as a wholly-owned subsidiary of Healthcare LLC. The purchase price for the Merger is $60 million in cash plus up to an aggregate of $50 million in earnout payments based on Health Grid achieving certain revenue targets over the next three years (subject to adjustments for net working capital, cash, debt and transaction expenses). The Merger is expected to close in the second quarter of 2018, subject to the satisfaction of customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the expected financial contribution and results of the Netsmart joint business entity, including consolidation for financial reporting purposes, the EIS Business, the NantHealth provider/patient solutions business and Practice Fusion; the successful integration of the businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to the EIS business, the NantHealth provider/patient solutions business and Practice Fusion; the failure to successfully complete the Health Grid acquisition; Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new companies or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; security breaches (including the impact of our recent ransomware attack); price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under increasing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics, connectivity based on open Application Programming Interfaces (“APIs”), and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives will be critical tools for success under the framework of the Quality Payment Program (“QPP”), launched by the Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act

(“MACRA”).  As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Additionally, there is a small but growing portion of the market interested in payment models not reliant on insurance, such as the direct primary care model, with doctors and other healthcare professionals interested in the clinical value of the interoperable EHR separate and apart from payment mechanisms established by public or commercial payers or associated reporting requirements.

We believe our solutions are delivering value to our clients by providing them with powerful connectivity – as well as patient engagement and care coordination tools, enabling users to successfully participate in alternate payment models that reward high value care delivery. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions. We believe these solutions will transform the coordination and delivery of health care, ultimately improving patient outcomes.

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid evolution, primarily due to new laws and regulations, as well as changes in industry standards. Various incentives that exist today (including the EHR Incentive Program (a.k.a. Meaningful Use) and alternative payment models that reward high value care delivery) are rapidly moving health care toward a time where EHRs are as common as practice management or other financial systems in all provider offices. As a result, we believe that legislation, such as the aforementioned MACRA, as well as other government-driven initiatives (including at the state level), will continue to affect healthcare IT adoption and expansion, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

Given that we expect CMS will release further future regulations related to EHRs, even as we comply with previously published rules associated with the QPP, as well as Stage 3 of the Meaningful Use program for those organizations not eligible for the QPP, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve applicable product certifications, any changing frequency of the Office of the National Coordinator for Health Information Technology (“ONC”) certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards, could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions, as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products, have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services.

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare were given an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”).  Both of these programs require increased reporting on quality measures; additionally, the MIPS consolidates several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see a new reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help comply with more complex MACRA requirements. Additional regulations will likely be released annually clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

HITECH resulted in additional related new orders for our EHR products, and we believe that the MACRA could drive purchases of not only EHRs but additional technologies necessary in advanced payment models. Large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology has decreased significantly, those considering replacement purchases are increasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to QPP-related programs for Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 or Stage 2 of Meaningful Use have and will continue to demonstrate that they have not been able to comply with the requirements for the 2015 Edition, which continues to present additional opportunities in the replacement market, particularly in the smaller physician space. As incentive payments wind down and shifts in policies related to payment adjustments from the current presidential Administration in the United States is revealed, the role of commercial payers and their continued expansion of alternative payment models, as well as the anticipated growth in Medicaid payment models, are expected to provide additional incentives for purchase and expansion.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Continued decisions by the current presidential Administration and Congress to alter the implementation of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) creates uncertainty for us and for our clients. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain federal, state or private sector programs.  Others, such as the repeal of or adjustments made to the PPACA by the current presidential Administration and Congress, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures in the industry, and any contributing factors to such failures, which could impact our clients and our business.  While passage of the 21st Century Cures Act in December 2016 addressed concerns about interoperability, and Congressional focus on repealing or adjusting the PPACA continues, the government’s fraud and abuse enforcement activity is not likely to decrease significantly, as evidenced by the fact that several EHR vendors have received CIDs related to their business practices.

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

Critical Accounting Policies and Estimates

We adopted ASC 606 effective on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 superseded nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Refer to Note 7, “Revenue from Contracts with Customers,” to our consolidated financial statements included in Item I, Part 1, “Financial Statements” of this Form 10-Q for additional information regarding our revenue recognition policies under the new standard and the impact of adoption on our financial position and results of operations as of and for the three months ended March 31, 2018.

There were no other material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

First Quarter 2018 Summary

During the first quarter of 2018, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning the company for sustainable long-term growth both domestically and globally. Additionally, we believe that there are still opportunities for continuing to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the first quarter of 2018 was $514 million, an increase of 24% compared to the first quarter of 2017. For the three months ended March 31, 2018, software delivery, support and maintenance revenue and client services revenue totaled $330 million, for an increase of 21%, and $184 million, for an increase of 31%, respectively, as compared with the three months ended March 31, 2017.

Gross profit increased during the first quarter of 2018 compared with the first quarter of 2017, primarily due to improved profitability from our recurring subscription-based software sales and recurring client services, particularly private-cloud hosting, as we continue to expand our customer base for these services. Gross margin declined slightly to 43.0% compared with prior year period gross margin of 43.2% primarily due to higher amortization of software development and acquisition-related assets.

During the three months ended March 31, 2018, we recognized a non-cash asset impairment charge of $5.5 million on one of our cost-method equity investments and a related note receivable.

Our contract backlog as of March 31, 2018 was at a record high of $4.7 billion, slightly above our contract backlog as of December 31, 2017, while increasing 19% compared with contract backlog as of March 31, 2017.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $304 million for the three months ended March 31, 2018 which represented an increase of 6% over the comparable prior period amount of $286 million and a decrease of 3% from the fourth quarter of 2017 amount of $314 million. The growth in bookings compared with the first quarter of 2017 reflects incremental bookings from recent acquisitions. The composition of our bookings for the three months ended March 31, 2018 was 35% of client services-related bookings and 65% software delivery-related bookings. The corresponding ratios for the three months ended March 31, 2017 were 55% and 45%, respectively.

As part of our continued focus on improving operational efficiency, during the first quarter of 2018 we made significant progress in the migration and integration of the Enterprise Information Solutions (EIS) Business systems and solutions into our operations and solutions offerings. This integration included the divestitures of the strategic sourcing business, completed during the current quarter, and of the OneContent business, completed in April 2018. In connection with these integration efforts and other strategic initiatives noted below, we incurred legal, transaction-related and other costs of approximately $24 million during the first quarter of 2018, compared with approximately $13 million of such costs incurred during the first quarter of 2017.

On February 13, 2018, we completed the acquisition of Practice Fusion, Inc., a Delaware corporation, for aggregate consideration of $114 million paid in cash.  Practice Fusion offers an affordable certified cloud-based EHR for traditionally hard-to-reach small, independent physician practices. In combination with Allscripts existing payer and life sciences business, Allscripts expects to expand its big data insights and analytics, data sharing technologies, and clinical trial solutions to enable life sciences organizations to accelerate bringing life-changing therapies to market.

On March 6, 2018, we introduced our new electronic health record (EHR), Avenel™, which creates a community-wide shared patient record, uses machine learning to reduce time for clinical documentation and is designed to work like an app instead of traditional software. Cloud-based Avenel delivers a secure shared record for care coordination across the community, as well as actionable analytics at both the patient and population level. The impact of Avenel™ on our current quarter results was not material.

During the first quarter of 2018, we returned $57.6 million of cash to our shareholders through the repurchase of 4.1 million shares of our common stock.

On February 15, 2018, we amended and restated our Senior Secured Credit Facility. The Second Amended and Restated Credit Agreement provides for a $400 million senior secured term loan and a $900 million senior secured revolving facility, which represent increases from the $250 million term loan and $550 million revolving facility provided under our 2015 Credit Agreement, respectively, each with a five-year term. Refer to Note 8, “Debt” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding our amended Senior Secured Credit Facility.

Recent Developments

On April 5, 2018, ECS Acquisition Co. LLC, a Delaware limited liability company (the “Purchaser”) and a wholly-owned subsidiary of Netsmart, Change Healthcare Technologies, LLC, a Delaware limited liability company (“CHT”), and Change Healthcare Holdings, LLC, a Delaware limited liability company (CHC and, together with CHT, the “Sellers”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, Purchaser will purchase (the “Acquisition”) all issued and outstanding membership interests of Barista Operations, LLC, a Delaware limited liability company, which entity, as of the closing of the Acquisition, will own and operate the extended care solutions business of Sellers and their subsidiaries providing information technology solutions and services to the Care at Home industry, which comprises the Extended Care Solutions business of McKesson Technology Solutions that was contributed to CHC by McKesson Corporation effective March 1, 2017.  The purchase price for the Acquisition will be $167.5 million, subject to adjustments for net working capital, and will be funded with borrowings under the Netsmart Credit Agreements. Additional information about the acquisition is contained in a Current Report on Form 8-K filed with the SEC on April 5, 2018.

On April 27, 2018, Allscripts entered into a purchase agreement to acquire HealthGrid Holding Company (“HealthGrid”), a leading mobile enterprise patient engagement solution business that has helped providers, hospitals and health systems improve patient engagement. Allscripts expects to complete the acquisition during the second quarter of 2018, subject to the satisfaction of customary closing conditions, including the expiration of termination of the waiting period under U.S. antitrust laws.

Overview of Consolidated Results

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Revenue:
Software delivery, support and maintenance	$329,766	$268,188	23.0%
Client services	184,160	145,287	26.8%
Total revenue	513,926	413,475	24.3%
Cost of revenue:
Software delivery, support and maintenance	104,410	83,397	25.2%
Client services	154,768	124,939	23.9%
Amortization of software development and acquisition-related assets	33,773	26,487	27.5%
Total cost of revenue	292,951	234,823	24.8%
Gross profit	220,975	178,652	23.7%
Gross margin %	43.0%	43.2%
Selling, general and administrative expenses	143,070	110,845	29.1%
Research and development	69,977	49,232	42.1%
Amortization of intangible and acquisition-related assets	12,248	7,312	67.5%
(Loss) income from operations	(4,320)	11,263	(138.4%)
Interest expense	(25,046)	(20,180)	24.1%
Other (loss) income, net	(917)	239	NM
Impairment of and losses on long-term investments	(5,500)	0	NM
Equity in net (loss) income of unconsolidated investments	(61)	285	(121.4%)
Loss from continuing operations before income taxes	(35,844)	(8,393)	NM
Income tax benefit (provision)	2,914	(172)	NM
Effective tax rate	8.1%	(2.0%)
Loss from continuing operations, net of tax	(32,930)	(8,565)	NM
Income from discontinued operations, net of tax	4,415	0	NM
Net loss	(28,515)	(8,565)	NM
Less: Net loss (income) attributable to non-controlling interest	790	(453)	NM
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,149)	(10,962)	10.8%
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(39,874)	$(19,980)	99.6%

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$294,455	$227,450	29.5%
Non-recurring revenue	35,311	40,738	(13.3%)
Total software delivery, support and maintenance	329,766	268,188	23.0%
Client services
Recurring revenue	122,474	101,779	20.3%
Non-recurring revenue	61,686	43,508	41.8%
Total client services	184,160	145,287	26.8%
Total revenue	$513,926	$413,475	24.3%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

The increase in revenue for the three months ended March 31, 2018 compared with the prior year comparable period is primarily driven by incremental revenue from the acquisitions of the EIS Business, Practice Fusion and Netsmart’s acquisition of DeVero. The EIS Business contributed $89 million of revenue in the first quarter of 2018, excluding $11 million of revenue associated with discontinued operations. These increases were partly offset by higher amortization of acquisition-related deferred revenue adjustments during the three months ended March 31, 2018 compared with the prior year comparable period, which totaled $5 million and $2 million, respectively.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, recurring transactions revenue, non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in recurring software delivery, support and maintenance and overall client services revenue for the three months ended March 31, 2018 compared with the prior year comparable period was also largely driven by incremental revenue from the above mentioned recent acquisitions. The decrease in non-recurring software delivery, support and maintenance was primarily driven by fewer perpetual software license sales of our acute solutions.

The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during the three months ended March 31, 2018, representing a slight shift compared with 79% and 21%, respectively, during the comparable prior year period.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Total cost of revenue	$292,951	$234,823	24.8%
Gross profit	$220,975	$178,652	23.7%
Gross margin %	43.0%	43.2%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Gross profit increased during the three months ended March 31, 2018 compared with the prior year comparable period primarily due to the above mentioned recent acquisitions. From a revenue mix perspective, gross profit associated with our recurring revenue streams, which include the delivery of recurring subscription-based software sales, support and maintenance, and recurring client services improved as we continued to expand our customer base for these services, particularly those related to private cloud hosting and revenue cycle management. Gross profit associated with our non-recurring software delivery, support and maintenance revenue stream decreased primarily due to fewer perpetual software license sales of our acute solutions. Gross profit associated with our non-recurring client services revenue stream, which includes non-recurring project-based client services, increased primarily driven by higher gross profit from sales of our post-acute solutions and the acquisition of the EIS Business. The increase in overall gross profit was partly offset by higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions. Gross margin decreased slightly primarily due to higher amortization of software development and acquisition-related assets, which more than offset improvement in the underlying gross margin.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Selling, general and administrative expenses	$143,070	$110,845	29.1%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Selling, general and administrative expenses increased during the three months ended March 31, 2018 compared with the prior year period, primarily due to incremental expenses associated with the acquisitions of the EIS Business and Practice Fusion, and Netsmart’s acquisition of DeVero. We also incurred higher transaction-related, severance and legal expenses as a result of these acquisitions. In addition, higher stock-based compensation expenses also contributed to the increase in selling, general and administrative expenses compared with prior year.

Research and Development

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Research and development	$69,977	$49,232	42.1%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Research and development expenses increased by 42% during the three months ended March 31, 2018 compared with the prior year period, primarily due to higher overall personnel costs and additional expenses from the acquisitions of the EIS Business and Netsmart’s acquisition of DeVero, which were partly offset by an increase in the amount of capitalized software costs in current quarter compared with the prior year quarter. The increase in research and development expenses during the three months ended March 31, 2018 was also partially mitigated by our continued efforts to streamline our operations and improve operational efficiency, including headcount actions taken during the second half of 2017. The increase in capitalized software development costs was primarily driven by our continued investment in expanding the capabilities and functionality of our traditional ambulatory, acute and post-acute platforms as well as incremental investments in the emerging areas of precision medicine and cloud-based solution delivery. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset and Long-term Investment Impairment Charges

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Impairment of and losses on long-term investments	$5,500	$0	NM

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

During the three months ended March 31, 2018, we recognized non-cash charges of $5.5 million related to one of our cost-method equity investments and a related note receivable, which had cost bases of $4.9 million and $2.6 million, respectively, prior to the impairment.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Amortization of intangible and acquisition-related assets	$12,248	$7,312	67.5%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

The increase in amortization expense for the three months ended March 31, 2018 compared with the prior year period was primarily due to additional amortization expense associated with intangible assets acquired as part of business acquisitions completed during 2017 and the first quarter of 2018. Refer to Note 2, “Business Combinations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of our Form 10-Q for additional information regarding business acquisitions.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Interest expense	$25,046	$20,180	24.1%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Interest expense during the three months ended March 31, 2018 increased compared with the prior year comparable period primarily due to the combination of higher outstanding borrowings under Allscripts and Netsmart’s credit facilities, and higher interest rates. The higher outstanding borrowings were largely due to additional borrowings to finance the acquisition of the EIS Business during the fourth quarter of 2017 and the acquisitions of Practice Fusion and two other third parties during the first quarter of 2018.

Other (Loss) Income, Net

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Other (loss) income, net	$(917)	$239	NM

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Other (loss) income, net for the three months ended March 31, 2018, primarily consists of $0.9 million loss related to the divestiture of our strategic sourcing business unit, acquired as part of the EIS transaction. Refer to Note 2, “Business Combinations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of our Form 10-Q for additional information regarding this divestiture. Other (loss) income, net for the three months ended March 31, 2017 consisted of miscellaneous receipts.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Equity in net (loss) income of unconsolidated investments	$(61)	$285	(121.4%)

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Equity in net (loss) income of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Income tax benefit (provision)	$2,914	$(172)	NM

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional benefit of $20.8 million in our financial statements for the year ended December 31, 2017 in accordance with guidance in Staff Accounting Bulletin No. 118 (SAB 118) which allows a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts.  This provisional benefit includes $26 million benefit for remeasurement of deferred tax balances to reflect the lower federal rate and expense of $5.2 million for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.  We will complete our analysis of the Tax Act during 2018, and any needed adjustments to the provisional amounts will be included in income tax expense or benefit  in the appropriate period, in accordance with SAB 118.  We are continuing to assess the impacts of the Tax Act on the 2018 effective tax rate and income tax accounting, particularly the new Global Intangible Low-taxed Income ("GILTI") tax and Base Erosion and Anti-Abuse Tax (BEAT) rules.

Due to the level of forecasted operating income for the year ending December 31, 2018, applied to a pre-tax loss for the three months ended March 31, 2018, we recorded $10.7 million of valuation allowance during the three months ended March 31, 2018 related to deferred tax assets associated with net operating loss carryforwards. Due to the level of forecasted operating income for the year ending December 31, 2017, applied to a pre-tax loss for the three months ended March 31, 2017, we recorded $2.4 million of valuation allowance during the three months ended March 31, 2017 related to deferred tax assets associated with net operating loss carryforwards.  In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective tax rate for the three months ended March 31, 2018, compared with the prior year comparable period, differs primarily due to the estimated impact of the GILTI and BEAT provisions and the stricter executive compensation deduction provisions of the Tax Act, reflected in the provision for the three months ended March 31, 2018.

Discontinued Operations

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Income from discontinued operations, net of tax	$4,415	$0	NM

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

The income from discontinued operations, net of tax, for the three months ended March 31, 2018 represents the net earnings attributable to two solutions acquired during 2017 as part of the EIS Business that we intend to discontinue. Refer to Note 13, “Discontinued Operations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding discontinued operations.

Non-Controlling Interests

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Net loss (income) attributable to non-controlling interest	$790	$(453)	NM
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(12,149)	$(10,962)	10.8%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

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

Segment Operations

Overview of Segment Results

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Revenue:
Clinical and Financial Solutions	$373,979	$296,180	26.3%
Population Health	69,705	43,429	60.5%
Netsmart	82,486	73,007	13.0%
Unallocated Amounts	(1,948)	859	NM
Discontinued Operations	(10,296)	0	NM
Total revenue	$513,926	$413,475	24.3%

Gross Profit:
Clinical and Financial Solutions	$154,286	$119,261	29.4%
Population Health	53,371	35,845	48.9%
Netsmart	36,301	34,574	5.0%
Unallocated Amounts	(15,893)	(11,028)	44.1%
Discontinued Operations	(7,090)	0	NM
Total gross profit	$220,975	$178,652	23.7%

Income (loss) from operations:
Clinical and Financial Solutions	$70,742	$53,582	32.0%
Population Health	36,434	28,468	28.0%
Netsmart	2,313	8,929	(74.1%)
Unallocated Amounts	(107,843)	(79,716)	35.3%
Discontinued Operations	(5,966)	0	NM
Total income from operations	$(4,320)	$11,263	(138.4%)

Clinical and Financial Solutions

Our Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services.

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Revenue	$373,979	$296,180	26.3%
Gross profit	$154,286	$119,261	29.4%
Gross margin %	41.3%	40.3%
Income from operations	$70,742	$53,582	32.0%
Operating margin %	18.9%	18.1%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Clinical and Financial Solutions revenue, gross profit and income from operations increased during the three months ended March 31, 2018 compared with the prior year comparable period, as higher revenue from recurring software delivery, support and maintenance, and recurring and non-recurring client services was partly offset by lower non-recurring software delivery, support and maintenance revenue. The increase in overall segment revenue was primarily as a result of the acquisition of the EIS Businesses during the fourth quarter of 2017, which contributed $77 million of revenue, including $10 million of revenue (excluding $1 million of acquisition-related deferred revenue adjustments) associated with discontinued operations.

Gross margin and operating margin increased during the three months ended March 31, 2018 compared with the prior year comparable period primarily due to gross profit from the EIS businesses, which had higher average margins compared with our existing businesses included within the Clinical and Financial Solutions segment.

Population Health

Our Population Health segment derives its revenue from the sale of health management, financial management and patient engagement solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to transition, analyze and coordinate care across the entire care community. This segment also provides document, content and supply chain management solutions through the EIS-EWS business acquired with the EIS Business acquisition.

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Revenue	$69,705	$43,429	60.5%
Gross profit	$53,371	$35,845	48.9%
Gross margin %	76.6%	82.5%
Income from operations	$36,434	$28,468	28.0%
Operating margin %	52.3%	65.6%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Population Health revenue, gross profit and income from operations increased during the three months ended March 31, 2018 compared with the prior year comparable period, primarily as a result of the acquisition of the EIS Business during the fourth quarter of 2017, which contributed $24 million of revenue. The remainder of the increase was primarily due to increased sales of our patient engagement and financial management solutions, including associated client services to implement and support these solutions. Gross margin and operating margin decreased primarily due to the EIS-EWS business, which had lower margins compared with our existing solutions in the Population Health segment.

Netsmart

Our Netsmart segment was established as part of the Netsmart Transaction and includes the Netsmart business, our prior HomecareTM business, HealthMEDX, LLC and DeVero, Inc., which were acquired subsequent to the Netsmart Transaction. The Netsmart segment operates in and provides software and technology solutions to the health and human services and post-acute sectors of health care throughout the United States. The health and human services sector comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services and public health market segments. The post-acute sector includes homecare and long-term care which is comprised of home health, hospice, private duty, assisted living and skilled nursing. The human services, home care and long-term care markets combined represent the second largest category of health care spending in the United States.

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Revenue	$82,486	$73,007	13.0%
Gross profit	$36,301	$34,574	5.0%
Gross margin %	44.0%	47.4%
Income from operations	$2,313	$8,929	(74.1%)
Operating margin %	2.8%	12.2%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Revenue for the three months ended March 31, 2018 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products.

Revenue for the three months ended March 31, 2018 increased compared with the prior year comparable period, primarily driven by sales to both existing clients as well as new footprints and incremental revenue from the acquisition of DeVero during the third quarter of 2017. In addition, total revenue for the three months ended March 31, 2018 and 2017 was reduced by $1 million and $2 million, respectively, due to the impact of acquisition-related deferred revenue adjustments related to our acquisitions.

Gross profit improved during the three months ended March 31, 2018, primarily driven by higher revenue from our recurring revenue streams and operational efficiencies as well as the impact of lower acquisition-related deferred revenue adjustments in the 2018 period as compared with the 2017 period. Gross margin decreased due to a higher mix of business services relative to systems sales in the current year period. Income from operations and operating margin declined year over year due to increased operating expenses driven by business growth, an increase in intangible amortization, and an increase in stock compensation expense.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, with the exception of the Netsmart segment, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses), which are centrally managed, and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level. The eliminations of intercompany transactions between Allscripts and Netsmart are also included in the “Unallocated Amounts” category.

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Revenue	$(1,948)	$859	NM
Gross profit	$(15,893)	$(11,028)	44.1%
Gross margin %	NM	NM
Loss from operations	$(107,843)	$(79,716)	35.3%
Operating margin %	NM	NM

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three months ended March 31, 2018 compared with the prior year comparable period decreased primarily due to the recognition of $4 million of amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in the EIS Business, Practice Fusion and NantHealth provider/patient engagement acquisitions. There were no such adjustments to revenue during the comparable prior year period. Hardware revenue for the three months ended March 31, 2018 was slightly lower compared with the prior year comparable period.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $106 million for the three months ended March 31, 2018 compared with $81 million for the prior year comparable period. This increase was primarily driven by increases in selling, general and administrative expenses of $19 million, research and development expenses of $2 million and amortization of intangible and acquisition-related asset of $3 million. The increase in selling, general and administrative expenses was primarily due to higher transaction-related, severance and legal expenses primarily related to the acquisitions of the EIS Business and Practice Fusion. The increase in amortization expense was primarily due to additional amortization expense associated with intangible assets acquired as part of business acquisitions completed during fiscal 2017 and the first quarter of 2018.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. March 31, 2018
(In millions)	As of March 31, 2018	As of December 31, 2017	As of March 31, 2017	December 31, 2017	March 31, 2017
Software delivery, support and maintenance	$2,804	$2,748	$2,326	2.0%	20.6%
Client services	1,944	1,899	1,680	2.4%	15.7%
Total contract backlog	$4,748	$4,647	$4,006	2.2%	18.5%

Total contract backlog as of March 31, 2018 remained relatively flat compared with December 31, 2017 and increased compared with March 31, 2017, which was partly due to the impact of the recent acquisition. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of March 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $144 million and available borrowing capacity of $520 million under our revolving credit facility and $50 million under the Netsmart revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Net loss	$(28,515)	$(8,565)	$(19,950)
Non-cash adjustments to net loss	78,427	57,025	21,402
Cash impact of changes in operating assets and liabilities	8,396	27,017	(18,621)
Net cash provided by operating activities	$58,308	$75,477	$(17,169)

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Net cash provided by operating activities decreased during the three months ended March 31, 2018 compared with the prior year comparable period primarily due to unfavorable working capital changes and higher costs during the three months ended March 31, 2018 compared with the prior year comparable period, which primarily included increased interest expense, higher transaction-related and legal expenses, and the timing of incentive compensation payments. The increase in non-cash adjustments to net loss was primarily driven by other-than-temporary impairment charges associated with long-term investments and higher depreciation and amortization expenses.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Capital expenditures	$(8,602)	$(14,524)	$5,922
Capitalized software	(32,227)	(34,011)	1,784
Cash paid for business acquisitions, net of cash acquired	(109,020)	(3,975)	(105,045)
Other proceeds from investing activities	37	-	37
Net cash used in investing activities	$(149,812)	$(52,510)	$(97,302)

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Net cash used in investing activities increased during the three months ended March 31, 2018 compared with the prior year comparable period, primarily due to the acquisitions of Practice Fusion and two other third parties, net of cash acquired, during the first quarter of 2018. During the first quarter of 2017, Netsmart entered into an Asset Purchase Agreement with a third party, for an aggregate cash consideration of $4.0 million, to acquire a business consisting of intellectual property, certain contractual relationships and certain associates.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Proceeds from sale or issuance of common stock	$212	$-	$212
Taxes paid related to net share settlement of equity awards	(8,496)	(5,864)	(2,632)
Payments on debt instruments	(4,021)	(89,741)	85,720
Credit facility borrowings, net of issuance costs	145,843	80,000	65,843
Repurchase of common stock	(57,599)	0	(57,599)
Payment of acquisition financing obligations	(3,226)	0	(3,226)
Net cash provided by (used in) financing activities	$72,713	$(15,605)	$88,318

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Net cash provided by investing activities increased during the three months ended March 31, 2018 compared with the prior year comparable period primarily due to net borrowings under our credit facilities in the current period compared with net repayments in the prior year comparable period. The additional borrowings during the first quarter of 2018 were partly used to fund the acquisitions Practice Fusion and two other third parties. The increase in cash provided by financing activities during the three months ended March 31, 2018, was partly offset by the repurchase of common stock.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 1.25% Notes, the Senior Secured Credit Facility and Netsmart’s Non-Recourse Debt as of March 31, 2018.

(In thousands)	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$345,000	$0	$0	$0
Senior Secured Credit Facility (2)	778,750	15,000	20,000	27,500	30,000	37,500	648,750
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	478,099	3,650	4,866	4,866	4,866	4,866	454,985
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total principal payments	1,768,849	18,650	24,866	377,366	34,866	42,366	1,270,735
Interest payments:
1.25% Cash Convertible Senior Notes (1)	10,782	2,156	4,313	4,313	0	0	0
Senior Secured Credit Facility (2) (3)	142,986	22,945	29,915	29,067	27,929	26,693	6,437
Netsmart Non-Recourse Debt
First Lien Term Loan (4)	155,981	22,807	30,137	29,827	29,517	29,206	14,487
First Lien Revolver (5)	813	188	250	250	125	0	0
Second Lien Term Loan (6)	109,245	14,250	18,999	18,999	18,999	18,999	18,999
Total interest payments	419,807	62,346	83,614	82,456	76,570	74,898	39,923
Total future debt payments	$2,188,656	$80,996	$108,480	$459,822	$111,436	$117,264	$1,310,658
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after March 31, 2018 payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on March 31, 2018, which was 3.88%.
(4)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on March 31, 2018, which was 6.38%.
(5)	Assumes commitment fee remains constant at the rate in effect on March 31, 2018, which was 0.50%.
(6)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on March 31, 2018, which was 11.38%.

Other Matters Affecting Future Capital Requirements

On February 15, 2018, we amended and restated our Senior Secured Credit Facility. The Second Amended and Restated Credit Agreement provides for a $400 million senior secured term loan and a $900 million senior secured revolving facility, which represent increases from the $250 million term loan and $550 million revolving facility provided under our 2015 Credit Agreement, respectively, each with a five-year term. Refer to Note 8, “Debt” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding our amended Senior Secured Credit Facility.

During 2017, we completed renegotiations with Atos and our other largest hosting partners to improve the operating cost structure of our private cloud hosting operations. As a result of these renegotiations, we signed a new restated and amended agreement with Atos and, therefore, starting in 2018, we began to transition substantially all of our hosting services to Atos.  The increased scale of the relationship is expected to result in future reductions in the base fees and volume fee rates. The new amended and restated agreement extends the term to 2023 with annual auto-renewal periods for an additional two years thereafter. The new agreement also provides for the payment of initial annual base fees of $30 million per year (decreasing to $25 million by the end of the agreement) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. During the three months ended March 31, 2018, we incurred $14 million of expenses under our agreement with Atos, which are included in cost of revenue in our consolidated statements of operations.

Our total investment in research and development efforts during 2018 is expected to increase compared with 2017 as we continue to build and expand our capabilities in emerging areas of health care, such as precision medicine and population health analytics, and our traditional offerings in the ambulatory and acute markets. Our total spending consists of research and development costs directly recorded to expense which are offset by the capitalization of eligible development costs.

To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended March 31,
(In thousands)	2018	2017
Research and development costs directly recorded to expense	$69,977	$49,232
Capitalized software development costs per consolidated statement of cash flows (1)	32,227	34,011
Total non-GAAP R&D-related spending	$102,204	$83,243
Total revenue	$513,926	$413,475
Total non-GAAP R&D-related spending as a % of total revenue	19.9%	20.1%

We believe that our cash and cash equivalents of $144 million as of March 31, 2018, our future cash flows, and our borrowing capacity under our Revolving Facility and Netsmart’s revolving facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our credit facilities or issue additional equity or debt securities.

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

During the three months ended March 31, 2018, in the ordinary course of business, we amended or renewed multi-year service agreements with third-party software vendors, which resulted in increases of approximately $1.1 million, $0.9 million, $0.9 million, $0.9 million and $0.9 million to our future purchase obligations amounts for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the quarter ended March 31, 2018.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

On October 2, 2017 we purchased the EIS Business and on February 13, 2018 we acquired Practice Fusion, Inc. as further described in Note 2, “Business Combinations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q.  We continue to integrate policies, processes, people, technology and operations from these transactions, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during this 2018 fiscal year.  We have implemented internal controls related to the new revenue recognition accounting standard which was adopted on January 1, 2018.  Except for any changes in internal controls related to the adoption of the new revenue accounting standard and the integration of the EIS Business and Practice Fusion, Inc. into Allscripts, there have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 12, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended March 31, 2018 from the risk factors as previously disclosed in our Form 10-K.

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

The following table summarizes the stock repurchase activity for the three months ended March 31, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
01/01/19—01/31/18	0	$0.00	0	$163,939
02/01/18—02/28/18	1,930	$13.79	1,930	$137,326
03/01/18—03/31/18	2,215	$13.95	2,215	$106,422
	4,145	$13.88	4,145

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated as of February 15, 2018, by and among Hyland Software, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts Software, LLC and Allscripts Healthcare Solutions, Inc.			8-K	2.1	February 16, 2018

2.2

Agreement and Plan of Merger, dated as of January 5, 2018, by and between Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, Presidio Sub, Inc., Practice Fusion, Inc. and Fortis Advisors as Holders’ Representative

X

10.1	Second Amended and Restated Credit Agreement, dated as of February 15, 2018, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Fifth Third Bank, KeyBank National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents			8-K	10.1	February 15, 2018

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Dennis M. Olis
Dennis M. Olis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2018