Form 10-Q
period 2018-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2018-08-06
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 174,609,840 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$135,851	$155,839
Restricted cash	4,925	6,659
Accounts receivable, net of allowance of $53,555 and $37,735 as of June 30, 2018 and December 31, 2017, respectively	522,144	567,873
Contract assets	64,419	0
Prepaid expenses and other current assets	128,325	115,463
Total current assets	855,664	845,834
Fixed assets, net	160,585	165,603
Software development costs, net	225,251	222,189
Intangible assets, net	839,173	826,872
Goodwill	2,107,818	2,004,953
Deferred taxes, net	4,457	4,574
Contract assets - long-term	46,173	0
Other assets	114,555	148,849
Assets attributable to discontinued operations	0	11,276
Total assets	$4,353,676	$4,230,150

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	June 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$121,622	$97,583
Accrued expenses	113,122	85,915
Accrued compensation and benefits	109,120	99,632
Deferred revenue	531,189	546,830
Current maturities of long-term debt	19,509	27,687
Current maturities of non-recourse long-term debt - Netsmart	2,766	2,755
Current maturities of capital lease obligations	9,846	7,865
Total current liabilities	907,174	868,267
Long-term debt	983,133	906,725
Non-recourse long-term debt - Netsmart	624,549	625,193
Long-term capital lease obligations	6,666	7,105
Deferred revenue	20,653	24,047
Deferred taxes, net	129,262	93,643
Other liabilities	80,340	92,205
Liabilities attributable to discontinued operations	4,443	21,358
Total liabilities	2,756,220	2,638,543
Redeemable convertible non-controlling interest - Netsmart	455,832	431,535
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2018 and December 31, 2017; 270,709 and 174,534 shares issued and outstanding as of June 30, 2018, respectively; 269,335 and 180,832 shares issued and outstanding as of December 31, 2017, respectively	2,707	2,693
Treasury stock: at cost, 96,175 and 88,504 shares as of June 30, 2018 and December 31, 2017, respectively	(424,641)	(322,735)
Additional paid-in capital	1,766,863	1,781,059
Accumulated deficit	(228,308)	(338,150)
Accumulated other comprehensive loss	(4,206)	(1,985)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,112,415	1,120,882
Non-controlling interest	29,209	39,190
Total stockholders’ equity	1,141,624	1,160,072
Total liabilities and stockholders’ equity	$4,353,676	$4,230,150

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenue:
Software delivery, support and maintenance	$336,406	$275,033	$666,172	$543,221
Client services	189,171	151,058	373,331	296,345
Total revenue	525,577	426,091	1,039,503	839,566
Cost of revenue:
Software delivery, support and maintenance	114,442	89,071	218,852	172,468
Client services	165,794	122,229	320,562	247,168
Amortization of software development and acquisition-related assets	32,678	27,300	66,451	53,787
Total cost of revenue	312,914	238,600	605,865	473,423
Gross profit	212,663	187,491	433,638	366,143
Selling, general and administrative expenses	149,081	112,037	292,151	222,882
Research and development	80,342	46,459	150,319	95,691
Asset impairment charges	30,075	0	30,075	0
Amortization of intangible and acquisition-related assets	11,962	7,891	24,210	15,203
(Loss) income from operations	(58,797)	21,104	(63,117)	32,367
Interest expense	(26,454)	(20,290)	(51,500)	(40,470)
Other (loss) income, net	(19)	(214)	(65)	25
Gain on sale of businesses, net	173,129	0	172,258	0
Impairment of long-term investments	(9,987)	(144,590)	(15,487)	(144,590)
Equity in net income (loss) of unconsolidated investments	767	(28)	706	257
Income (loss) from continuing operations before income taxes	78,639	(144,018)	42,795	(152,411)
Income tax (provision) benefit	(3,683)	1,007	(769)	835
Income (loss) from continuing operations, net of tax	74,956	(143,011)	42,026	(151,576)
(Loss) income from discontinued operations, net of tax	(684)	0	3,731	0
Net income (loss)	74,272	(143,011)	45,757	(151,576)
Less: Net loss (income) attributable to non-controlling interests	2,700	264	3,490	(189)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,148)	(10,963)	(24,297)	(21,925)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$64,824	$(153,710)	$24,950	$(173,690)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$0.36	$(0.85)	$0.11	$(0.96)
Discontinued operations	0.00	0.00	0.03	0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$0.36	$(0.85)	$0.14	$(0.96)

Diluted
Continuing operations	$0.36	$(0.85)	$0.11	$(0.96)
Discontinued operations	0.00	0.00	0.03	0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$0.36	$(0.85)	$0.14	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income (loss)	$74,272	$(143,011)	$45,757	$(151,576)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,685)	832	(1,562)	2,347
Change in unrealized gain on available for sale securities	0	131,213	0	56,511
Change in fair value of derivatives qualifying as cash flow hedges	(460)	(315)	(1,093)	1,033
Other comprehensive (loss) income before income tax benefit (expense)	(2,145)	131,730	(2,655)	59,891
Income tax benefit (expense) related to items in other comprehensive income (loss)	120	124	434	(397)
Total other comprehensive (loss) income	(2,025)	131,854	(2,221)	59,494
Comprehensive income (loss)	72,247	(11,157)	43,536	(92,082)
Less: Comprehensive loss (income) attributable to non-controlling interests	2,700	264	3,490	(189)
Comprehensive income (loss), net	$74,947	$(10,893)	$47,026	$(92,271)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$45,757	$(151,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132,217	101,297
Stock-based compensation expense	19,962	18,461
Deferred taxes	588	(4,659)
Asset impairment charges	30,075	0
Impairment of long-term investments	15,487	144,590
Equity in net income of unconsolidated investments	(706)	(257)
Gain on sale of businesses, net	(172,258)	0
Other losses, net	(365)	2,294
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	11,411	(13,047)
Prepaid expenses and other assets	(567)	(9,231)
Accounts payable	19,416	(2,830)
Accrued expenses	359	(5,187)
Accrued compensation and benefits	(947)	(2,102)
Deferred revenue	(32,932)	24,923
Other liabilities	(957)	6,683
Net cash provided by operating activities	66,540	109,359
Cash flows from investing activities:
Capital expenditures	(16,613)	(25,035)
Capitalized software	(68,987)	(71,582)
Cash paid for business acquisitions, net of cash acquired	(179,041)	(3,975)
Cash received from sale of businesses, net	246,801	0
Purchases of equity securities, other investments and related intangible assets	(2,723)	(1,323)
Other proceeds from investing activities	45	0
Net cash used in investing activities	(20,518)	(101,915)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	212	0
Taxes paid related to net share settlement of equity awards	(8,610)	(6,554)
Payments of capital lease obligations	(5,388)	(5,966)
Credit facility payments	(217,434)	(110,939)
Credit facility borrowings, net of issuance costs	275,843	120,000
Repurchase of common stock	(101,905)	(12,077)
Payment of acquisition financing obligations	(3,226)	0
Purchases of subsidiary shares owned by non-controlling interest	(6,945)	0
Net cash used in financing activities	(67,453)	(15,536)
Effect of exchange rate changes on cash and cash equivalents	(291)	596
Net decrease in cash and cash equivalents	(21,722)	(7,496)
Cash, cash equivalents and restricted cash, beginning of period	162,498	96,610
Cash, cash equivalents and restricted cash, end of period	$140,776	$89,114

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Change in Presentation

During the first quarter of 2018, we changed the presentation of certain bundled revenue streams.  Such revenue was previously included as part of software delivery, support and maintenance revenue.  Under the new presentation, such revenue is included as part of client services revenue.  The revenues previously reported for the three and six months ended June 30, 2017 have been recast to match the new presentation by reducing software delivery, support and maintenance and increasing client services by $4.2 million and $8.5 million, respectively.

Significant Accounting Policies

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”) effective on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. There have been no other significant changes to our significant accounting policies from those disclosed in our Form 10-K.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. An entity may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment, if any, and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk (i.e., the entity’s own credit risk), should be presented separately in other comprehensive income and not as a component of net income. ASU 2016-01 also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted   solely for the instrument-instrument specific credit risk for liabilities measured at fair value. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We adopted ASU 2016-01 effective January 1, 2018 and there was no immediate impact upon adoption. Refer to Note 4, “Fair Value Measurements and Long-term Investments,” for additional information regarding our unconsolidated equity investments.

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

Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this accounting guidance, including the timing of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently gathering lease data and have selected specific software to assist us in recording and maintaining an inventory of leases. We will adopt ASU 2016-02 on January 1, 2019 and we are currently evaluating its financial statement impact.

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

2. Revenue from Contracts with Customers

Our two primary revenue streams are (i) software delivery, support and maintenance and (ii) client services. Software delivery revenue consists of all of our proprietary software sales (either under a perpetual or term license delivery model), transaction-related revenue and the resale of hardware and third-party software. Support and maintenance revenue consists of revenue from post-contract client support and maintenance services, which include telephone support services, maintaining and upgrading software and ongoing enhanced maintenance. Client services revenue consists of revenue from managed services solutions, such as private cloud hosting, outsourcing and revenue cycle management, as well as other client services or project-based revenue from implementation, training and consulting services. For some clients, we host the software applications licensed from us using our own or third-party servers. For other clients, we offer an outsourced service in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

Adoption of New Revenue Standard (ASC 606)

In May 2014, the FASB issued ASC 606 to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under the previous FASB Accounting Standards Codification 605, Revenue Recognition (“ASC 605”), including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Additionally, ASC 606 provides guidance related to costs of obtaining a contract with a customer that an entity expects to recover.

The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  We adopted the standard effective on January 1, 2018 using the modified retrospective method. We also implemented internal controls, and continue to refine, our updated processes and key systems to allow us to continue to comply with the new requirements.

The reported results for the three and six months ended June 30, 2018 reflect the adoption of ASC 606. The comparative information for the three and six months ended June 30, 2017 has not been restated and will continue to be reported under the previous guidance of ASC 605, which was in effect during that period. The table below reflects the cumulative adjustments that were made to balances previously reported in the condensed consolidated balance sheet as of December 31, 2017. The majority of the cumulative adjustments were recorded during the quarter ended March 31, 2018. During the quarter ended June 30, 2018, we identified additional cumulative adjustments, which resulted in an increase to retained earnings of $14.0 million, an increase to contract assets of $15.9 million, an increase to deferred taxes, net of $4.9 million and a decrease to deferred revenue of $3.0 million.

	As Reported	Adjustments	Adjusted
(In thousands, except per share amounts)	December 31, 2017	due to ASC 606	January 1, 2018
Accounts receivable, net	$567,873	$(32,529)	$535,344
Contract assets	0	92,447	92,447
Prepaid expenses and other current assets	115,463	11,646	127,109

Deferred revenue, current	546,830	(10,423)	536,407
Deferred revenue, long-term	24,047	0	24,047
Deferred taxes, net	93,643	21,392	115,035
Accumulated deficit	(338,150)	60,595	(277,555)

The adoption of ASC 606 had no impact on cash from or used in operating, financing or investing activities reported in our consolidated statement of cash flows for the year ended December 31, 2017. The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three and six months ended June 30, 2018 to the pro-forma amounts assuming the previous guidance of ASC 605 had been in effect:

	June 30, 2018
(In thousands, except per share amounts)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Accounts receivable, net	$522,144	$110,913	$633,057
Contract assets	64,419	(64,419)	0
Prepaid expenses and other current assets	128,325	(2,897)	125,428
Contract assets - long-term	46,173	(46,173)	0

Deferred revenue, current	531,189	2,186	533,375
Deferred taxes, net	129,262	(8,542)	120,720
Accumulated deficit	(228,308)	3,780	(224,528)

	Three Months Ended June 30, 2018
(In thousands, except per share amounts)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Software delivery, support and maintenance	$336,406	$(6,107)	$330,299
Client services	189,171	(887)	188,284
Gross profit	212,663	(7,141)	205,522
Selling, general and administrative expenses	149,081	111	149,192
Loss from operations	(58,797)	(7,252)	(66,049)
Income (loss) from continuing operations before income taxes	78,639	(7,590)	71,049
Income tax (provision) benefit	(3,683)	1,997	(1,686)
Net income (loss)	74,272	(5,593)	68,679
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$64,824	(5,593)	$59,231
Earnings (loss) per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$0.36	(0.03)	$0.33
Earnings (loss) per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$0.36	(0.03)	$0.33

	Six Months Ended June 30, 2018
(In thousands, except per share amounts)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Software delivery, support and maintenance	$666,172	$(11,135)	$655,037
Client services	373,331	(1,953)	371,378
Gross profit	433,638	(13,420)	420,218
Selling, general and administrative expenses	292,151	(107)	292,044
Loss from operations	(63,117)	(13,313)	(76,430)
Income (loss) from continuing operations before income taxes	42,795	(13,837)	28,958
Income tax (provision) benefit	(769)	3,626	2,857
Net income (loss)	45,757	(10,211)	35,546
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$24,950	(10,211)	$14,739
Earnings (loss) per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$0.14	(0.06)	$0.08
Earnings (loss) per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$0.14	(0.06)	$0.08

The recognition of revenue related to hardware sales, software-as-a-service-based offerings, client services, electronic data interchange services and managed services remained substantially unchanged under ASC 606. The adoption of ASC 606 resulted in an increase in contract assets driven by upfront recognition of revenue, rather than over the subscription period, from certain multi-year software subscription contracts that include both software licenses and software support and maintenance.

Costs to Obtain or Fulfill a Contract

Under ASC 605, we only capitalized direct sales commissions that were specifically associated with new or renewal contracts. The new revenue recognition guidance under ASC 606 requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. As part of our implementation efforts, we identified certain indirect commissions and other payments that were eligible for capitalization under ASC 606 as they were incremental costs solely associated with new or renewal contracts that we expected to recover. Certain costs related to the fulfillment of contracts will also be capitalized. As a result, we recorded a deferral for such costs of $8.6 million, net of tax, upon adoption of the new guidance on January 1, 2018, which was included in the cumulative effect of initially applying ASC 606.

Capitalized costs to obtain or fulfill a contract are amortized over periods ranging from two to nine years which represent the initial contract term or a longer period, if renewals are expected and the renewal commission, if any, is not commensurate with the initial commission. We classify such capitalized costs as current or non-current based on the expected timing of expense recognition. The current and non-current portions are included in prepaid expenses and other current assets, and other assets, respectively, in our consolidated balance sheets.

At June 30, 2018, we had $26.5 million and $36.0 million of capitalized costs to obtain or fulfill a contract included in prepaid expenses and other current assets and other assets, respectively, in our consolidated balance sheets. During the three ended June 30, 2018, we recognized $7.6 million of amortization expense related to such capitalized costs, of which $7.5 million is included in selling, general and administrative expenses and $0.1 million is included in cost of revenue in our consolidated statements of operations. During the six months ended June 30, 2018, we recognized $15.8 million of amortization expense related to such capitalized costs, of which $15.5 million is included in selling, general and administrative expenses and $0.3 million is included in cost of revenue in our consolidated statement of operations.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account in ASC 606. A performance obligation is considered distinct when both (i) a customer can benefit from the product or service either on its own or together with other resources that are readily available to the customer and (ii) the promised product or service is separately identifiable from other promises in the contract. Activities related to the fulfillment of a contract that do not transfer products or services to a customer, such as contract preparation or legal review of contract terms, are not deemed to be performance obligations. Based on the similarities in the definitions of a “deliverable” under ASC 605 and “performance obligation” under ASC 606, our identification of performance obligations under ASC 606 did not result in a significant divergence from our existing identification approach.

We generally sell our solutions through multi-element arrangements where we provide the customer with (1) software license, (2) support and maintenance, (3) embedded content such as third-party software and (4) client services.  Incremental solutions, such as hardware and managed services are also provided based upon a customer’s preferences and requirements. We deem that a customer is typically able to benefit from a product or service on its own or together with readily available resources when we sell such product or service on a standalone basis.  We have historically sold the majority of our performance obligations, with the exception of software licenses, on a standalone basis.  Incremental solutions, such as hardware, client services and managed services, are often negotiated and fulfilled on an independent sales order basis as customer needs and requirements change over the course of a relationship period.  In addition, support and maintenance and embedded content are provided on a stand-alone basis through the renewal process.

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

Additionally, our support and maintenance obligations include multiple discrete performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the multiple discrete performance obligations within our overall support and maintenance obligations can be viewed as a single performance obligation since both the unspecified product upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently.

Generally, we do not provide additional warranties to clients above and beyond warranties that the solutions purchased will perform in accordance with the agreed-upon specifications. On rare occasions, when additional warranties are granted, we evaluate on a case-by-case basis whether the additional warranty granted represents a separate performance obligation.

The breakdown of revenue recognized related based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018
Revenue related to deferred revenue balance at beginning of period	$204,297	$215,519
Revenue related to new performance obligations satisfied during the period	257,222	244,082
Revenue recognized under "right-to-invoice" expedient	49,638	62,812
Reimbursed travel expenses, shipping and other revenue	2,769	3,164
Total revenue	$513,926	$525,577

           The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.8 billion as of June 30, 2018, of which we expect to recognize approximately 38% over the next 12 months, and the remaining 62% thereafter.

Accounting Policy Elections and Practical Expedients

The majority of our contracts contain provisions that require customer payment no later than one year from the transfer of control of the related performance obligation. Perpetual software license contracts in which payments range from 2 to 10 years contain a financing component. Interest income is recognized in these circumstances and totaled $0.3 million and $0.5 million during the three and six months ended June 30, 2018.

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

Additionally, our standard contract terms allow for the reimbursement by a customer for certain travel expenses necessary to provide on-site services to the customer, such as implementation and training. Such reimbursed travel expenses are reported on a gross basis. Since such reimbursed travel expenses do not represent a distinct good or service nor represent incremental value provided to a customer, a performance obligation is deemed not to exist. In certain situations, however, when the allowable reimbursable expenses amount is capped, we believe that such cap represents the most likely amount of variable consideration and the capped amount is included in the total contract transaction price.

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

The majority of our revenue is recognized over time because a customer continuously and simultaneously receives and consumes the benefits of our performance. The exceptions to this pattern are our sales of perpetual and term software licenses, and hardware, where we determined that a customer obtains control of the asset upon delivery, shipment or granting of access. The following table summarizes the pattern of revenue recognition for our most significant performance obligations:

Performance Obligation	Revenue Recognition Pattern	Measure of progress
Support and maintenance ("SMA")	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Software as a service ("SaaS")	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Private cloud hosting	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Client/Education services	Over time	Input method (cost to cost) – revenue is recognized proportionally over the service implementation based on hours
Outsourcing services	Over time	Input method (cost to cost) – revenue is recognized proportionally over the outsourcing period
Payerpath (transaction volume)	Over time	Output method ("right-to-invoice" practical expedient) – value transferred to the customer is reflected on invoicing.
Software licenses	Point in time	Upon shipment or electronically delivered, as applicable
Hardware	Point in time	Upon shipment

When evaluating our SMA, SaaS and private cloud hosting performance obligations, we noted that these obligations are fulfilled as stand-ready obligations to perform and, therefore, we deem the obligations to be satisfied evenly over time. Client services, such as those relating to implementation, consulting, training or education, are generally not fulfilled evenly over the contract period but rather over a shorter timeline where work effort can rise or decline based upon stages of the project work effort. These client services are typically quoted to a customer as a fixed fee amount that covers the implementation effort. Delivery progress for these services is measured by establishing an approved cost budget with labor hour inputs utilized to gauge percentage of completion of the work effort. Therefore, revenue for our client, education and outsourcing services is recognized proportionally with the progress of the implementation work effort.

Payerpath transaction volume and other transaction-based service obligations, such as revenue cycle management services, are fulfilled over time but are not provided evenly over the contract period and reliable inputs are not available to track progress of completion. We determined that value is provided to the customer throughout the contract period and the pricing charged to the customer varies on a monthly basis, based upon the volume of the customer’s transactions processed in that respective period.  The invoiced amount to the customer represents this value and, accordingly, the practical expedient to recognize revenue based upon invoicing is most appropriate.

We considered the specific implementation guidance for accounting for licenses of intellectual property (“IP”) to determine if point in time or over time recognition was more appropriate. The first step in the licensing framework is to determine whether the license is distinct or combined with other goods and services.  For most of our software licensing products, the licenses are distinct, with the exception of one of our product offerings under our CareInMotionTM platform, which requires a significant client service customization. In all instances, we determined that we are offering functional IP as compared with a symbolic IP. Functional IP is a right to use IP because the IP has standalone functionality and a customer can use the IP as it exists at a point in time.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Software delivery, support and maintenance
Recurring revenue	$292,991	$224,078	$587,446	$451,528
Non-recurring revenue	43,415	50,955	78,726	91,693
Total software delivery, support and maintenance	336,406	275,033	666,172	543,221
Client services
Recurring revenue	$134,385	$99,136	$256,859	$200,915
Non-recurring revenue	54,786	51,922	116,472	95,430
Total client services	189,171	151,058	373,331	296,345
Total revenue	$525,577	$426,091	$1,039,503	$839,566

	Three Months Ended June 30, 2018
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$235,268	$50,896	$51,951	$(2,073)	$364	$336,406
Client services	154,229	6,172	34,415	(5,732)	87	189,171
Total revenue	$389,497	$57,068	$86,366	$(7,805)	$451	$525,577

	Three Months Ended June 30, 2017
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$182,811	$39,021	$49,548	$3,653	$0	$275,033
Client services	121,300	3,487	28,873	(2,602)	0	151,058
Total revenue	$304,111	$42,508	$78,421	$1,051	$0	$426,091

	Six Months Ended June 30, 2018
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$465,825	$112,095	$101,197	$(908)	$(12,037)	$666,172
Client services	297,651	14,678	67,655	(8,845)	2,192	373,331
Total revenue	$763,476	$126,773	$168,852	$(9,753)	$(9,845)	$1,039,503

	Six Months Ended June 30, 2017
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$361,142	$78,710	$96,044	$7,325	$0	$543,221
Client services	239,149	7,227	55,384	(5,415)	0	296,345
Total revenue	$600,291	$85,937	$151,428	$1,910	$0	$839,566

3. Business Combinations

2018 Business Combinations

Agreement to Acquire Health Grid

On May 18, 2018, we acquired all the capital stock of Health Grid Holding Company, a Delaware corporation (“Health Grid”), for a total price of $110.0 million, consisting of an initial payment of $60.0 million plus up to an aggregate of $50.0 million in future earnout payments based on Health Grid achieving certain revenue targets over the three years following the acquisition (subject to adjustments for net working capital, cash, debt and transaction expenses). At the time of closing, we pre-paid $10.0 million of the earnout payments and the remaining contingent consideration of up to $40.0 million was valued at $23.9 million. Health Grid is a patient engagement solutions provider that assists independent providers, hospitals and health systems to improve patient interactions and satisfaction. We expect to integrate the capabilities of Health Grid into our FollowMyHealth® platform. The consideration paid for Health Grid is shown below:

(In thousands)
Aggregate purchase price	$60,000
First earnout payment paid by Allscripts	10,000
Fair value of contingent consideration payment	23,915
Closing purchase price adjustments	1,804
Total consideration paid for Health Grid	$95,719

The allocation of the fair value of the consideration transferred as of the acquisition date of May 18, 2018 is shown in the table below. This allocation is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, and additional information becomes available. The goodwill is not expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$1,783
Accounts receivable, net	3,968
Prepaid expenses and other assets	186
Fixed assets	200
Intangible assets	41,000
Goodwill	53,747
Accounts payable and accrued expenses	(478)
Deferred revenue	(700)
Long-term deferred tax liability	(3,987)
Net assets acquired	$95,719

The following table summarizes the preliminary fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	15	$28,000
Technology	8	13,000
		$41,000

We incurred $0.3 million of acquisition costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2018. The results of operations of Health Grid were not material to our consolidated results of operations for the three and six months ended June 30, 2018.

Acquisition of Practice Fusion, Inc.

On February 13, 2018, we completed the acquisition of Practice Fusion, Inc., a Delaware corporation (“Practice Fusion”), for aggregate consideration of $113.7 million paid in cash. Practice Fusion offers an affordable certified cloud-based electronic health record (“EHR”) for traditionally hard-to-reach small, independent physician practices. The consideration paid for Practice Fusion is shown below:

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

(In thousands)
Cash and cash equivalents	$14,951
Accounts receivable, net	13,328
Prepaid expenses and other current assets	809
Fixed assets	1,764
Intangible assets	67,200
Goodwill	35,329
Other assets	43
Accounts payable and accrued expenses	(7,620)
Deferred revenue	(2,400)
Long-term deferred tax liability	(8,853)
Other liabilities	(815)
Net assets acquired	$113,736

We recorded a $0.6 million measurement period adjustment during the six months ended June 30, 2018, which resulted in an increase in goodwill with an offset to long-term deferred tax liabilities.

The following table summarizes the preliminary fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships - Physician Practices	15	$28,700
Customer Relationships - Pharmaceutical Partners	20	19,800
Technology	8	14,800
Tradenames	10	3,900
		$67,200

We incurred $0.3 million and $0.8 million of acquisition costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2018. The results of operations of Practice Fusion were not material to our consolidated results of operations for the three and six months ended June 30, 2018.

Other Acquisitions and Divestiture

On June 15, 2018, we acquired all the outstanding minority interest in a third party for $6.9 million. We initially acquired a controlling interest in the third party in April 2015. Therefore, this transaction was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the six months ended June 30, 2018.

On April 2, 2018, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”) and certain subsidiaries of Healthcare LLC and Hyland Software, Inc., an Ohio corporation (“Hyland”), completed the transactions contemplated by an Asset Purchase Agreement (the “Asset Purchase Agreement”) by which Hyland acquired substantially all of the assets of the Allscripts’ business providing hospitals and health systems document and other content management software and services generally known as “OneContent.” Allscripts acquired the OneContent business during the fourth quarter of 2017 through the acquisition of the EIS Business (as defined below). Certain assets of Allscripts relating to the OneContent business were excluded from the transaction and retained by Allscripts, as described in the Asset Purchase Agreement. In addition, Hyland assumed certain liabilities related to the OneContent business under the terms of the Asset Purchase Agreement. The total consideration for the OneContent business was $260 million, which is subject to certain adjustments for liabilities assumed by Hyland and net working capital as described in the Asset Purchase Agreement. We realized a gain upon sale of $177.9 million which is included in the “Gain on sales of businesses, net” line in our consolidated statements of operations for the three and six months ended June 30, 2018.

On March 15, 2018, we entered into an agreement with a third party to contribute certain assets and liabilities of our Strategic Sourcing business unit, acquired as part of the acquisition of the EIS Business in 2017, into a new entity. We were also obligated to contribute $2.7 million of cash as additional consideration, which was paid during April 2018. In exchange for our contributions, we obtained a 35.7% interest in the new entity, which was valued at $4.0 million and is included in Other assets in our consolidated balance sheet as of June 30, 2018. This investment will be accounted for under the equity method of accounting. As a result of this transaction, we recognized an initial loss of $0.9 million and $4.7 million in additional losses due to measurement period adjustments upon the finalization of carve-out balances, mainly driven by accounts receivable. These losses are included on the “Gain on sale of business, net” line in our consolidated statements of operations for the three and six months ended June 30, 2018, respectively.

On February 6, 2018, we acquired all of the common stock of a cloud-based analytics software platform provider for a purchase price of $8.0 million in cash. The allocation of the consideration is as follows: $3.7 million of intangible assets related to technology; $0.6 million to customer relationships; $4.8 million of goodwill; $0.8 million to accounts receivable; accounts payable of $0.2 million; deferred revenue of $0.6 million and $1.1 million of long-term deferred income tax liabilities. This allocation is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, and additional information becomes available. The acquired intangible asset related to technology will be amortized over 8 years using a method that approximates the pattern of economic benefits to be gained from the intangible asset. The customer relationship will be amortized over one year. The goodwill is not deductible for tax purposes. The results of operations of this acquisition were not material to our consolidated results of operations for the three and six months ended June 30, 2018.

On January 31, 2018, Netsmart (as defined below) entered into a Unit Purchase Agreement with a third-party provider of billing solutions, for aggregate consideration of $5.4 million, plus net working capital consideration relative to a predetermined target, to acquire 100% of the equity of the entity. This transaction has been accounted for as a business combination. Of the total consideration, $2.0 million was paid in cash at closing with the remaining $3.6 million to be paid evenly on the first and second anniversaries of closing. This transaction resulted in the preliminary recognition of goodwill of $1.4 million. We recorded a $1.0 million increase in goodwill for a measurement period adjustment with an offset to intangible assets related to customer relationships for the six months ended June 30, 2018. The purchase accounting for this transaction has not yet been completed. The results of operations of this acquisition were not material to our consolidated results of operations for the three and six months ended June 30, 2018.

Pre-2018 Business Combination Updates

Acquisition of DeVero

On July 17, 2017, Netsmart completed the acquisition of DeVero, Inc. (“DeVero”), a healthcare technology company that develops electronic medical record solutions for home healthcare and hospice, for an aggregate purchase price of $50.5 million in cash. The allocation of the purchase price was finalized during the first quarter of 2018.

Acquisition of the Patient/Provider Engagement Solutions Business from NantHealth, Inc.

On August 25, 2017, the Company completed the acquisition of substantially all of the assets relating to the provider/patient engagement solutions business of NantHealth, Inc. (“NantHealth”). During the six months ended June 30, 2018, measurement period adjustments to the purchase price allocation were recorded which resulted in an increase in goodwill of $0.1 million. At June 30, 2018 the purchase price allocation remains subject to further adjustment, primarily related to the finalization of the net working capital acquired.

Acquisition of the Enterprise Information Solutions Business from McKesson Corporation

On October 2, 2017, Healthcare LLC completed the acquisition of McKesson Corporation’s Enterprise Information Solutions Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson Corporation. The acquisition of the EIS Business was based on a total enterprise value of $185 million. During the six months ended June 30, 2018, measurement period adjustments to the purchase price allocation were recorded which resulted in an increase in goodwill of $39.3 million, primarily resulting from an increase in deferred revenue of $44.0 million; a decrease in current assets of $0.6; an increase in accrued expenses of $0.6; and an increase in tax liabilities of $0.4 partially offset by increases in identified intangible assets of $6.6 million. At June 30, 2018 the purchase price allocation remains subject to further adjustment, primarily with respect to certain acquired intangible assets and deferred revenue.

Formation of Joint Business Entity and Acquisition of Netsmart, Inc.

On March 20, 2016, we entered into a Contribution and Investment Agreement with GI Netsmart Holdings LLC, a Delaware limited liability company (“GI Partners”), to form a joint business entity to which we contributed our HomecareTM business and GI Partners made a cash contribution. On April 19, 2016, the joint business entity acquired Netsmart, Inc., a Delaware corporation. As a result of these transactions (the “Netsmart Transaction”), the joint business entity combined the Allscripts HomecareTM business with Netsmart, Inc. Throughout the rest of this Form 10-Q, the joint business entity is referred to as “Netsmart”. As part of the Netsmart Transaction, we deposited $15 million in an escrow account to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart over the next five years, at which time the restriction on any unused funds will lapse. As of June 30, 2018, there is $7.9 million remaining in the escrow account. We finalized the allocation of the fair value of the consideration transferred as of December 31, 2016.

Supplemental Information

The supplemental pro forma results below were calculated after applying our accounting policies and adjusting the results of the EIS Business and NantHealth to reflect (i) the additional amortization that would have been charged resulting from the fair value adjustments to intangible assets, (ii) the additional interest expense associated with Allscripts’ borrowings under its revolving facility, and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been recorded assuming both acquisitions occurred on January 1, 2016, together with the consequential tax effects.

The revenue and earnings of the EIS Business, since October 2, 2017, and NantHealth, since August 25, 2017, are included in our consolidated statement of operations for the three and six months ended June 30, 2018. The below supplemental pro forma revenue and net loss of the combined entity is presented as if both acquisitions had occurred on January 1, 2016.

(In thousands, except per share amounts)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Supplemental pro forma data for combined entity:
Revenue	$524,263	$1,045,073
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(163,614)	$(181,186)
Loss per share, basic and diluted	$(0.90)	$(1.00)

4. Fair Value Measurements and Long-term Investments

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. We held no Level 1 financial instruments at June 30, 2018 or December 31, 2017.

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

Level 3: Unobservable inputs that are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. Therefore, we believe the sensitivity of changes in the unobservable inputs to the option pricing model for these instruments is substantially mitigated. Refer to Note 10, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments. The sensitivity of changes in the unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations. Our Level 3 financial liabilities also include the estimated fair value of contingent consideration related to completed acquisitions. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk and the time value of money. The largest contingent consideration amount relates to Health Grid and was valued at $23.9 million at June 30, 2018.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	June 30, 2018				December 31, 2017
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1.25% Call Option	Other assets	$0	$0	$18,428	$18,428	$0	$0	$46,578	$46,578
1.25% Embedded cash conversion option	Other liabilities	0	0	(19,404)	(19,404)	0	0	(47,777)	(47,777)
Foreign exchange derivative assets	Prepaid expenses and other current assets	0	42	0	42	0	1,136	0	1,136
Contingent consideration	Accrued expenses	0	0	10,901	10,901	0	0	3,197	3,197
Contingent consideration	Other liabilities	0	0	17,486	17,486	0	0	2,145	2,145
Total		$0	$42	$27,411	$27,453	$0	$1,136	$4,143	$5,279

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2018 are summarized as follows:

(in thousands)	Level 3 Instruments
Balance at December 31, 2017	$4,143
Additions	23,915
Payments	(340)
Fair value adjustments	(307)
Balance at June 30, 2018	$27,411

Long-term Investments

The following table summarizes our long-term equity investments which are included in other assets in the accompanying consolidated balance sheets:

	Number of
	Investees	Original	Carrying Value at
(In thousands, except # of investees)	at June 30, 2018	Investment	June 30, 2018	December 31, 2017
Equity method investments (1)	4	$5,658	$7,965	$3,258
Cost method investments	8	32,970	14,601	26,755
Total equity investments	12	$38,628	$22,566	$30,013

_________________________________

(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of June 30, 2018, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital, and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, management performs an assessment of each of our equity investments on an individual basis to determine if there have been any declines in fair value. As a result of these assessments, we recognized non-cash impairment charges of $10.0 million and $15.5 million during the three and six months ended June 30, 2018 related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment. The non-cash impairment charges are included in the “Impairment of and losses on long-term investments” line in our consolidated statements of operations for the three and six months ended June 30, 2018.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility and Netsmart’s Credit Agreements (as defined in Note 8, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as June 30, 2018, since the effective interest rate on the 1.25% Notes approximates current market rates. See Note 8, “Debt,” for further information regarding our long-term financial liabilities.

5. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2018 and 2017 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. In addition, the three and six month periods ended June 30, 2018 and 2017 include stock-based compensation expense related to Netsmart’s time-based liability classified option awards. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cost of revenue:
Software delivery, support and maintenance	$451	$988	$1,067	$2,113
Client services	1,140	993	2,576	2,565
Total cost of revenue	1,591	1,981	3,643	4,678
Selling, general and administrative expenses	6,464	7,050	13,709	10,600
Research and development	2,126	2,120	4,967	4,709
Total stock-based compensation expense	$10,181	$11,151	$22,319	$19,987

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and six months ended June 30, 2018 and 2017.

We granted stock-based awards as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	2,168	$12.09	3,468	$12.87
Performance-based restricted stock units with a service condition	0	$0.00	524	$15.74
Market-based restricted stock units with a service condition	0	$0.00	0	$0.00
	2,168	$12.09	3,992	$13.25

During the six months ended June 30, 2018, and the year ended December 31, 2017, 1.4 million and 1.3 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the six months ended June 30, 2018 and year ended December 31, 2017 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2018 and 2017 were 618 thousand and 552 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 17, 2016, we announced that our Board approved a stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. We repurchased 3.6 million shares of our common stock under the program for a total of $44.3 million during the three months ended June 30, 2018. We repurchased 7.7 million shares of our common stock under the program for a total of $101.9 million during the six months ended June 30, 2018. During the three and six months ended June 30, 2017, we repurchased 1.0 million shares of our common stock under the new program for a total of $12.1 million. The approximate dollar value of shares that may yet be purchased under the program as of June 30, 2018 was $62.2 million. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Netsmart Stock-based Compensation Expense

Stock-based compensation expense related to Netsmart’s time-based liability classified option awards totaled $1.2 million and $2.4 million, respectively, during the three and six months ended June 30, 2018. Stock-based compensation expense (benefit) related to Netsmart’s time-based liability classified option awards totaled $0.5 million and ($3.0) million during the three and six months ended June 30, 2017, respectively.

At June 30, 2018, the liability for outstanding awards was $10.4 million. As of June 30, 2018 the weighted average fair value per option unit using the Black‑Scholes‑Merton option pricing model was estimated at $0.30, as compared to $0.54 at December 31, 2016. A significant portion of the decrease in fair value occurred during the first quarter of 2017 and resulted in the reversal of previously recognized stock-based compensation expense during the three months ended March 31, 2017, as required under the liability method of accounting.

During the three and six months ended June 30, 2018, 389 option unit awards were granted by Netsmart.

6. Earnings (Loss) Per Share

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Basic earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$74,956	$(143,011)	$42,026	$(151,576)
Less: Net loss (income) attributable to non-controlling interests	2,700	264	3,490	(189)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,148)	(10,963)	(24,297)	(21,925)
Net income (loss) from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$65,508	$(153,710)	$21,219	$(173,690)
Net (loss) income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	(684)	0	3,731	0
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$64,824	$(153,710)	$24,950	$(173,690)

Weighted-average common shares outstanding	176,363	181,193	178,113	180,981

Basic earnings (loss) from continuing operations per Common Share	$0.36	$(0.85)	$0.11	$(0.96)
Basic income from discontinued operations per Common Share	0.00	0.00	0.03	0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$0.36	$(0.85)	$0.14	$(0.96)

Diluted earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$74,956	$(143,011)	$42,026	$(151,576)
Less: Net loss (income) attributable to non-controlling interests	2,700	264	3,490	(189)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,148)	(10,963)	(24,297)	(21,925)
Net income (loss) from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$65,508	$(153,710)	$21,219	$(173,690)
Net (loss) income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	(684)	0	3,731	0
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$64,824	$(153,710)	$24,950	$(173,690)

Weighted-average common shares outstanding	176,363	181,193	178,113	180,981
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	2,963	0	3,334	0
Weighted-average common shares outstanding assuming dilution	179,326	181,193	181,447	180,981

Diluted earnings (loss) from continuing operations per Common Share	$0.36	$(0.85)	$0.11	$(0.96)
Diluted income from discontinued operations per Common Share	0.00	0.00	0.03	0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$0.36	$(0.85)	$0.14	$(0.96)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and six months ended June 30, 2017, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for those periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	26,044	26,652	24,318	26,668

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$706,556	$(434,375)	$272,181	$695,354	$(405,114)	$290,240
Customer contracts and relationships	975,220	(487,228)	487,992	922,492	(464,860)	457,632
Total	$1,681,776	$(921,603)	$760,173	$1,617,846	$(869,974)	$747,872

Intangibles not subject to amortization:
Registered trademarks			$79,000			$79,000
Goodwill			2,107,818			2,004,953
Total			$2,186,818			$2,083,953
Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2018 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2017	$861,615	$431,132	$712,206	$2,004,953
Additions arising from business acquisitions:
Practice Fusion	34,739	0	0	34,739
Health Grid	0	53,747	0	53,747
Other acquisitions	4,829	0	1,374	6,203
Total arising from business acquisitions	39,568	53,747	1,374	94,689
Increases (decreases) due to measurement period adjustments:
Practice Fusion	590	0	0	590
NantHealth provider/patient solutions business	0	117	0	117
Enterprise Information Solutions business	28,068	11,257	0	39,325
Other measurement period adjustments	(337)	0	1,148	811
Total increases (decreases) due to measurement period adjustments:	28,321	11,374	1,148	40,843
Total additions to goodwill	67,889	65,121	2,522	135,532
Divestitures	(30,107)	(2,199)	0	(32,306)
Foreign exchange translation	(361)	0	0	(361)
Balance as of June 30, 2018	$899,036	$494,054	$714,728	2,107,818

There were no accumulated impairment losses associated with our goodwill as of June 30, 2018 or December 31, 2017.

Other additions during the first six months of 2018 include $4.8 million arising from Allscripts’ purchase of a cloud-based analytics software platform provider, and $1.4 million arising from Netsmart’s acquisition of a third party provider of billing solutions, which also had a subsequent measurement period adjustment of $1.0 million with an offset to intangible assets related to customer relationships. Goodwill was reduced by $2.2 million due to the divestiture of our strategic sourcing business unit, and by $30.1 million related to the OneContent divestiture. Refer to Note 3, “Business Combinations,” for additional information regarding these transactions.

Effective January 1, 2018, we made organizational changes that affected our Clinical and Financial Solutions and Population Health reportable segments. Refer to Note 14, “Business Segments” for additional information. As a result of these changes, the dbMotion business unit, formerly included in the Population Health operating segment within the Population Health reportable segment, is now aligned with the Hospitals and Health Systems operating segment within the Clinical and Financial solutions reportable segment.

We performed our annual goodwill impairment test as of October 1, 2017, our annual testing date, and again as of January 1, 2018 in connection with the organizational changes referred to above. While there was no impairment indicated as a result of the January 1, 2018 test, the estimated fair value of our Hospitals and Health Systems reporting unit exceeded the unit’s carrying value by 10%. As of March 31, 2018, the goodwill allocated to the Hospitals and Health Systems reporting unit was $511.2 million. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. Because the fair value of the Hospitals and Health Systems reporting unit was not substantially in excess of its carrying value at January 1, 2018, there is an increased risk that any adverse trends in the foregoing assumptions with respect to the Hospitals and Health Systems reporting unit could cause the estimated fair value to fall below the carrying value, which would result in a material impairment of the reporting unit’s goodwill.

8. Debt

Debt outstanding, excluding capital leases, consists of the following:

	June 30, 2018			December 31, 2017
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$29,129	$315,871	$345,000	$35,978	$309,022
Senior Secured Credit Facility	693,750	6,979	686,771	628,750	3,360	625,390
Netsmart Non-Recourse Debt:
First Lien Term Loan	476,883	9,892	466,991	479,316	10,950	468,366
Second Lien Term Loan	167,000	6,676	160,324	167,000	7,418	159,582
Total debt	$1,682,633	$52,676	$1,629,957	$1,620,066	$57,706	$1,562,360
Less: Debt payable within one year - excluding Netsmart	20,000	491	19,509	28,125	438	27,687
Less: Debt payable within one year - Netsmart	4,866	2,100	2,766	4,866	2,111	2,755
Total long-term debt, less current maturities	$1,657,767	$50,085	$1,607,682	$1,587,075	$55,157	$1,531,918

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Interest expense	$8,146	$4,668	$16,084	$9,502
Amortization of discounts and debt issuance costs	3,834	3,612	7,590	7,193
Netsmart:
Interest expense (1)	13,575	11,164	26,026	22,081
Amortization of discounts and debt issuance costs	899	846	1,800	1,694
Total interest expense	$26,454	$20,290	$51,500	$40,470

(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Notes, included in the table above, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Coupon interest at 1.25%	1,078	$1,078	$2,156	$2,156
Amortization of discounts and debt issuance costs	3,442	3,278	6,849	6,524
Total interest expense related to the 1.25% Notes	$4,520	$4,356	$9,005	$8,680

Allscripts Senior Secured Credit Facility

On February 15, 2018, Allscripts and Healthcare LLC entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the several banks and other financial institutions or entities from time to time party thereto, and Fifth Third Bank, KeyBank National Association, SunTrust Bank and Wells Fargo Bank, National Association, as syndication agents, amending and restating the Amended and Restated Credit Agreement, dated September 30, 2015, as amended on March 28, 2016 and December 22, 2016 (the “Existing Credit Agreement”). The Second Amended Credit Agreement provides for a $400 million senior secured term loan (an increase from the $250 million term loan provided under the Existing Credit Agreement) (the “Term Loan”) and a $900 million senior secured revolving facility (an increase from the $550 million revolving facility provided under the Existing Credit Agreement) (the “Revolving Facility”), each with a five-year term. The Term Loan is repayable in quarterly installments commencing on June 30, 2018. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. Proceeds from the borrowings under the Second Amended Credit Agreement were used for the refinancing of indebtedness under the Existing Credit Agreement.

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

As of June 30, 2018, $395.0 million under the Term Loan, $298.8 million under the Revolving Facility, and $0.8 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of June 30, 2018, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 2.00%, which totaled 4.09%. We were in compliance with all covenants under the Second Amended Credit Agreement as of June 30, 2018.

As of June 30, 2018, we had $600.4 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of June 30, 2018, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

Netsmart Non-Recourse Debt

As of June 30, 2018, $476.9 million under the Netsmart First Lien Term Loan, $167.0 million under the Netsmart Second Lien Term Loan and no amounts under the Netsmart Revolving Facility (collectively, the “Netsmart Credit Agreements”) were outstanding.

As of June 30, 2018, the interest rate on the borrowings under the Netsmart First Lien Term Loan was Adjusted LIBO plus 4.50%, which totaled 6.57%, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO plus 9.50%, which totaled 11.57%, and the interest rate on the borrowings under the Netsmart Revolving Facility was Adjusted LIBO plus 4.75%, which totaled 6.82%. Netsmart was in compliance with all covenants under its Netsmart Credit Agreements as of June 30, 2018.

As of June 30, 2018, Netsmart had $50.0 million available, with no outstanding letters of credit commitments, under the Netsmart Revolving Facility. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes future debt payment obligations as of June 30, 2018:

(In thousands)	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$345,000	$0	$0	$0
Term Loan	395,000	10,000	20,000	27,500	30,000	37,500	270,000
Revolving Facility (2)	298,750	0	0	0	0	0	298,750
Netsmart Non-Recourse Debt (2)
First Lien Term Loan (3)	476,883	2,433	4,866	4,866	4,866	4,866	454,986
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total debt	$1,682,633	$12,433	$24,866	$377,366	$34,866	$42,366	$1,190,736

(1)     Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2)     Assumes no additional borrowings after June 30, 2018, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

(3)     Starting with the year ended December 31, 2017, additional amounts may be due within 125 days after year-end if Netsmart has “excess cash” as defined in the Netsmart Credit Agreement. For the year ended December 31, 2017, no additional amounts were due as a result of this provision.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Income (loss) from continuing operations before income taxes	$78,639	$(144,018)	$42,795	$(152,411)
Income tax (provision) benefit	$(3,683)	$1,007	$(769)	$835
Effective tax rate	4.7%	0.7%	1.8%	0.5%

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

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2018, compared with the prior year comparable period, differs primarily due to the reduced U.S. federal statutory rate, the estimated impact of the GILTI and BEAT provisions and the stricter executive compensation deduction provisions of the Tax Act, reflected in the provision for the three and six months ended June 30, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the six months ended June 30, 2018, we released $17.4 million, mostly due to the utilization of capital loss carryforward against capital loss carryforward against capital gain incurred in the six months ended June 30, 2018.

Effective January 1, 2017, we adopted ASU 2016-09. The guidance in ASU 2016-09, among other things, will require all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled as a discrete item in the period in which they occur.  In the six months ended June 30, 2018 and 2017, we recorded $1.0 million and $1.5 million, respectively, of tax expense for awards in which the compensation cost recorded was higher than the tax deductions for the awards.  In the quarter ended June 30, 2017, we recorded an offsetting release of valuation allowance in the quarter of $1.4 million.  ASU 2016-09 requires entities to recognize excess tax benefits, regardless of whether the tax deduction reduces taxes payable.  In the quarter ended March 31, 2017, as part of adopting the new standard, we recorded a gross cumulative effect adjustment of $5.6 million to the opening balance of accumulated deficit to create a deferred tax asset to recognize excess tax benefits not previously recorded.  The net decrease to accumulated deficit was $1.8 million due to the recognition of a corresponding valuation allowance of $3.8 million.

Our unrecognized income tax benefits were $12.8 million and $12.0 million as of June 30, 2018 and December 31, 2017, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	June 30, 2018
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$42	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	18,428	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	19,404
Total derivatives		$18,470		$19,404

	December 31, 2017
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,136	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	46,578	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	47,777
Total derivatives		$47,714		$47,777

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of June 30, 2018, there were 6 forward contracts outstanding that were staggered to mature monthly starting in July 2018 and ending in December 2018. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2018. As of June 30, 2018, the total notional amount of the outstanding forward contracts ranged from 190 to 215 million INR, or the equivalent of $2.8 million to $3.1 million, based on the exchange rate between the United States dollar and the INR in effect as of June 30, 2018. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three and six months ended June 30, 2018, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of June 30, 2018, we estimate that $42 thousand of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Foreign exchange contracts	$(129)	$(207)	Cost of Revenue	$112	$301
			Selling, general and administrative expenses	86	230
			Research and development	$133	$355

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Foreign exchange contracts	$434	$2,307	Cost of Revenue	$255	$433
			Selling, general and administrative expenses	194	331
			Research and development	$300	$510

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

The 1.25% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment (due to the cash settlement features) until the 1.25% Call Option settles or expires. The 1.25% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 4, “Fair Value Measurements and Long-term Investments.”

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

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in Other income, net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 4, “Fair Value Measurements and Long-term Investments.”

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
1.25% Call Option	$(6,983)	$(2,639)	$(28,151)	$14,966
1.25% Embedded cash conversion option	7,042	2,631	28,373	(15,272)
Net (loss) gain included in other income, net	$59	$(8)	$222	$(306)

11. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2017 (1)	$(2,676)	$691	$(1,985)
Other comprehensive income (loss) before reclassifications	(1,562)	(153)	(1,715)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(506)	(506)
Net other comprehensive income	(1,562)	(659)	(2,221)
Balance as of June 30, 2018 (2)	$(4,238)	$32	$(4,206)

______________________________________________________

(1)	Net of taxes of $445 thousand for unrealized net gains on foreign exchange contract derivatives.
(2)	Net of taxes of $11 thousand for unrealized net gains on foreign exchange contract derivatives.

____________________________________________________________________________

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Losses on Available for Sale Securities (1)	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2016 (2)	$(6,028)	$(56,420)	$619	$(61,829)
Other comprehensive (loss) income before reclassifications	2,347	(85,652)	1,411	(81,894)
Net losses reclassified from accumulated other comprehensive loss	0	142,165	(777)	141,388
Net other comprehensive (loss) income	2,347	56,513	634	59,494
Balance as of June 30, 2017 (3)	$(3,681)	$93	$1,253	$(2,335)

(1) Majority of unrealized losses as of December 31, 2016 relates to decline in fair value of NantHealth common stock.

(2)	Net of taxes of $402 thousand for unrealized net gains on foreign exchange contract derivatives and $61 thousand for unrealized net gains on available for sale securities.
(3)	Net of taxes of $801 thousand for unrealized net gains on foreign exchange contract derivatives and $59 thousand for unrealized net gains on available for sale securities.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2018			2017
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,685)	$0	$(1,685)	$832	$0	$832
Available for sale securities:
Net loss arising during the period	0	0	0	(10,952)	1	(10,951)
Net loss reclassified into income	0	0	0	142,165	0	142,165
Net change in unrealized gains (losses) on available for sale securities	0	0	0	131,213	1	131,214
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	(129)	34	(95)	434	(169)	265
Net (gains) losses reclassified into income (1)	(331)	86	(245)	(749)	292	(457)
Net change in unrealized (losses) gains on foreign exchange contracts	(460)	120	(340)	(315)	123	(192)
Net (loss) gain on cash flow hedges	(460)	120	(340)	(315)	123	(192)
Other comprehensive income (loss)	$(2,145)	$120	$(2,025)	$131,730	$124	$131,854

____________________________________________

(1)	Tax effects for the three months ended June 30, 2018 include $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income at December 31, 2017.

	Six Months Ended June 30,
	2018			2017
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,562)	$0	$(1,562)	$2,347	$0	$2,347
Available for sale securities:
Net loss arising during the period	0	0	0	(85,654)	2	(85,652)
Net loss reclassified into income	0	0	0	142,165	0	142,165
Net change in unrealized gains (losses) on available for sale securities	0	0	0	56,511	2	56,513
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	(207)	54	(153)	2,307	(896)	1,411
Net (gains) losses reclassified into income (1)	(886)	380	(506)	(1,274)	497	(777)
Net change in unrealized gains (losses) on foreign exchange contracts	(1,093)	434	(659)	1,033	(399)	634
Net gain (loss) on cash flow hedges	(1,093)	434	(659)	1,033	(399)	634
Other comprehensive income (loss)	$(2,655)	$434	$(2,221)	$59,891	$(397)	$59,494
(1)	Tax effects for the six months ended June 30, 2018 include $149 thousand arising from the revaluations of tax effects included in accumulated other comprehensive income at December 31, 2017.

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. In April 2018, Practice Fusion received a second request for documents and information. These CIDs relate to the certification of Practice Fusion’s software under the U.S. Office of the National Coordinator for Health Information Technology’s electronic health record certification program, compliance with the Anti-Kickback Statute in relation to claims made by healthcare payers that resulted from referrals, and related business practices. It has been Practice Fusion’s practice to respond to such matters in a cooperative, thorough and timely manner. To date, neither CID has led to a claim or legal proceeding against Practice Fusion.

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

13. Discontinued Operations

Two of the product offerings acquired with the EIS Business, Horizon Clinicals and Series2000 Revenue Cycle, were sunset after March 31, 2018. The decision to discontinue maintaining and supporting these solutions was made prior to our acquisition of the EIS Business and, therefore, are presented below as discontinued operations. Until the end of the first quarter of 2018, we were involved in ongoing maintenance and support for these solutions until customers have transitioned to other platforms. No disposal gains or losses were recognized during the three and six months ended June 30, 2018 related to these discontinued operations.

The following table summarizes the major classes of assets and liabilities of the discontinued operations, as reported on the consolidated balance sheets as of the dates indicated:

(In thousands)	June 30, 2018	December 31, 2017
Carrying amounts of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$0	$8,196
Prepaid expenses and other current assets	0	3,080
Total assets attributable to discontinued operations	$0	$11,276

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable	$105	$114
Accrued expenses	611	5,599
Accrued compensation and benefits	3,727	7,728
Deferred revenue	0	7,241
Other classes of liabilities that are not major	0	676
Total liabilities attributable to discontinued operations	$4,443	$21,358

The following table summarizes the major classes of line items constituting income (loss) of the discontinued operations, as reported in the consolidated statements of operations for the three and six months ended June 30, 2018. The activity during the three months ended June 30, 2018 relates primarily to certain revenue transactions and accrued compensation and benefits, which were finalized subsequent to March 31, 2018.

	Three months ended	Six months ended
(In thousands)	June 30, 2018	June 30, 2018
Major classes of line items constituting pretax profit (loss) of discontinued operations
Revenue:
Software delivery, support and maintenance	$(363)	$9,441
Client services	(88)	404
Total revenue	(451)	9,845
Cost of revenue:
Software delivery, support and maintenance	(141)	2,322
Client services	87	830
Total cost of revenue	(54)	3,152
Gross profit	(397)	6,693
Selling, general and administrative expenses	0	0
Research and development	527	1,651
(Loss) income from discontinued operations before income taxes	(924)	5,042
Income tax benefit (provision)	240	(1,311)
(Loss) income from discontinued operations, net of tax	$(684)	$3,731

During the three and six months ended June 30, 2018, the discontinued operations used $5.6 million and $1.3 million of cash, respectively.

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

During the second quarter of 2018, we changed the presentation of certain research and development expenses related to common solutions and resources that benefit all of our business units, other than Netsmart. Such expenses were previously internally allocated to our business units. Under the new presentation, such expenses are no longer internally allocated and are included as part of “Unallocated Amounts.” The gross profit and income from operations previously reported for the three and six months ended June 30, 2017 have been recast to match the new presentation. As a result, the gross profit and income from operations of the Clinical and Financial Solutions reportable segment increased by $1 million and $12 million, respectively, for the three months ended June 30, 2017 and by $2 million and $21 million, respectively, for the six months ended June 30, 2017. In addition, the gross profit and income from operations of the Population Health reportable segment increased by nil and $1 million, respectively, for both the three and six months ended June 30, 2017.

As of June 30, 2018, we had ten operating segments, which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the Hospitals and Health Systems, Ambulatory, Payer and Life Sciences, and EIS-Classics strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of five separate operating segments: CarePort, FollowMyHealth®, EPSiTM, EIS-EWS and NantHealth. This reportable segment derives its revenue from the sale of health management, financial management and patient engagement solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). These solutions enable clients to transition, analyze and coordinate care across the entire care community. This segment also provides document, content and supply chain management solutions through the EIS-EWS operating segment. Refer to Note 3, “Business Combinations” for additional information regarding the sale of the Strategic Sourcing and OneContent business units, respectively, which together comprise a substantial majority of the EIS-EWS operating segment. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment. Netsmart operates in the home care and behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health segment, as well as to post-acute home care organizations.

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

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income from operations as measures of performance and to make decisions on allocation of resources. With the exception of the Netsmart segment, in determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units (refer to discussion above), all of which are centrally managed, and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level. The eliminations of intercompany transactions between Allscripts and Netsmart are included in the “Unallocated Amounts” category. We do not track our assets by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Clinical and Financial Solutions	$389,497	$304,111	$763,476	$600,291
Population Health	57,068	42,508	126,773	85,937
Netsmart	86,366	78,421	168,852	151,428
Unallocated Amounts	(7,805)	1,051	(9,753)	1,910
Discontinued Operations	451	0	(9,845)	0
Total revenue	$525,577	$426,091	$1,039,503	$839,566

Gross Profit:
Clinical and Financial Solutions	$165,073	$126,810	$319,722	$246,691
Population Health	41,369	34,909	94,575	70,818
Netsmart	38,877	37,271	75,178	71,845
Unallocated Amounts	(33,053)	(11,499)	(49,143)	(23,211)
Discontinued Operations	397	0	(6,694)	0
Total gross profit	$212,663	$187,491	$433,638	$366,143

Income (loss) from operations:
Clinical and Financial Solutions	$79,501	$75,501	$161,648	$138,273
Population Health	26,587	27,884	63,106	56,562
Netsmart	1,219	7,828	3,532	16,757
Unallocated Amounts	(167,028)	(90,109)	(286,361)	(179,225)
Discontinued Operations	924	0	(5,042)	0
Total income from operations	$(58,797)	$21,104	$(63,117)	$32,367

15. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of June 30, 2018 and 2017 represents Netsmart’s cash deposits to maintain two letters of credit with a financial institution related to customer agreements and an escrow fund related to a previous acquisition associated with the acquired EIS Business.

	June 30,
(In thousands)	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$135,851	$82,714
Restricted cash	4,925	6,400
Total cash, cash equivalents and restricted cash	$140,776	$89,114

	Six Months Ended June 30,
(In thousands)	2018	2017
Supplemental non-cash information:
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$24,297	$21,925
Obligations incurred to purchase capitalized software or enter into capital leases	$6,422	$7,684
Contribution of assets in exchange for equity interest	$4,000	$0
Issuance of treasury stock to commercial partner	$0	$334

Asset Impairment Charges

During the three and six months ended June 30, 2018, we recognized non-cash asset impairment charges of $30.1 million related to the write-off of purchased third-party software as a result of our decision to discontinue several software development projects

16. Subsequent Events

Membership Purchase Agreement

On July 2, 2018, ECS Acquisition Co. LLC, a Delaware limited liability company and a wholly-owned subsidiary of Netsmart (the “Purchaser”), purchased from Change Healthcare Technologies, LLC, a Delaware limited liability company (“CHT”), and Change Healthcare Holdings, LLC, a Delaware limited liability company (“CHC” and, together with “CHT”, the “Sellers”), all issued and outstanding membership interests of Barista Operations, LLC, a Delaware limited liability company, which entity owns and operates the extended care solutions business of Sellers and their subsidiaries providing information technology solutions and services to the Care at Home industry, which comprises the Extended Care Solutions business of McKesson Technology Solutions that was contributed to CHC by McKesson Corporation effective March 1, 2017 (the “Purchase Agreement”). The purchase price for the acquisition was $167.5 million and was funded through borrowings under the Netsmart Credit Agreements. The purchase price is subject to adjustments for net working capital. Additionally, $2.5 million of the purchase price was deposited into escrow at the closing of the acquisition and is subject to release to the Sellers or to the Purchaser based on the achievement of certain revenue thresholds.

In accordance with the Purchase Agreement, (i) CHC will provide certain transition services to Purchaser pursuant to a transition services agreement and (ii) CHC and Netsmart Technologies will negotiate in good faith and use commercially reasonable efforts to enter into certain commercial arrangements pursuant to which, among other things, Netsmart Technologies will market and sell certain products of CHC.

Stock Repurchase Program

On August 2, 2018, we announced that our Board approved a new stock repurchase program under which we may repurchase up to $250 million of our common stock through December 31, 2020. The new stock repurchase program supersedes the previously existing stock repurchase program, which was announced on November 17, 2016 and authorized us to repurchase up to $200 million through December 31, 2019. The remaining repurchase authorization under our previous stock repurchase program was $62.2 million as of June 30, 2018.

Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time and there is no guarantee as to the exact number of shares or value that will be repurchased under the stock repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the anticipated sale of our ownership interests in the Netsmart joint business entity, including our ability to enter into and complete the transaction and the expected timing and use of the proceeds of the transaction; the expected financial contribution and results of the EIS Business, the NantHealth provider/patient solutions business, Practice Fusion and Health Grid; the successful integration of the businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to the EIS business, the NantHealth provider/patient solutions business, Practice Fusion and Health Grid; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-service, ransomware or other Internet-based attacks (including the impact of our recent ransomware attack);Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new companies or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We believe our solutions are delivering value to our clients by providing them with powerful connectivity, as well increasingly robust patient engagement and care coordination tools, enabling users to successfully participate in alternative payment models that reward high value care delivery. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging area to be a key driver of our future growth, both domestically and globally.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions. We believe these solutions will transform the coordination and delivery of health care, ultimately improving patient outcomes.

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid evolution, primarily due to new laws and regulations, as well as changes in industry standards. Various incentives that exist today (including alternative payment models that reward high value care delivery) have been rapidly moving health care toward a time where EHRs are as common as practice management or other financial systems in all provider offices. As a result, we believe that legislation, such as the aforementioned MACRA, as well as other government-driven initiatives (including at the state level), will continue to affect healthcare IT adoption and expansion, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

Given that CMS has proposed further regulations which require EHRs and other health information technology, including the QPP and payment rules for upcoming years, even as we comply with previously published rules, as well as Stage 3 of the Meaningful Use program for those organizations not eligible for the QPP, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve applicable product certifications, any changing strategies related to the Office of the National Coordinator for Health Information Technology (“ONC”) certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards, could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions, as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products, have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services.

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare were given an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these programs require substantive reporting on quality measures; additionally, the MIPS consolidated several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law could drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see a new reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help comply with more complex MACRA requirements. Additional regulations have been and will likely continue to be released annually clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

HITECH resulted in additional related new orders for our EHR products, and we believe that the MACRA could drive purchases of not only EHRs but additional technologies necessary in advanced payment models. Large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology has decreased significantly, those considering replacement purchases are increasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 or Stage 2 of Meaningful Use have and will continue to demonstrate that they have not been able to comply with the requirements for the 2015 Edition, which continues to present additional opportunities in the replacement market, particularly in the smaller physician space. As incentive payment strategies shifts in policies under the current Presidential Administration in the United States, the role of commercial payers and their continued expansion of alternative payment models, as well as the anticipated growth in Medicaid payment models, are expected to provide additional incentives for purchase and expansion.

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in the incentive program, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of exceptions to the Stark Law and Anti-Kickback Statute, which allowed hospitals and other organizations to subsidize the purchase of EHRs, will continue to contribute to the growth of this market dynamic. We also believe that new orders driven by the MACRA legislation and related to EHR and community-based activity may continue to come in as physicians in those small- and medium-sized practices seek to avoid payment adjustments stemming from the QPP or programs implemented by commercial payers. The associated challenge we face is to successfully position, sell, implement and support our products to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Continued efforts by the current Presidential Administration and Congress to alter the implementation of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) create uncertainty for us and for our clients, particularly as it relates to funding of the cost sharing subsidies. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement and analytics tools to participate in certain federal, state or private sector programs. Others, such as adjustments made to the PPACA by the current presidential Administration and Congress, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, state level requests for waivers from CMS related to Medicaid modeling, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology increased in recent years, including a specific focus on perceived interoperability failures and physician frustration with user burden, as well as any contributing factors to such dissatisfaction, which could impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible FDA oversight of EHRs, but Congressional on adjusting or defunding the PPACA, fraud and abuse enforcement and reducing clinician burden are not likely to decrease significantly. Further, CMS has proposed changes to the Evaluation & Management (E&M) coding structure that ties closely to our clients’ requirements to document the care they are delivering prior to payment. We expect these changes may have a positive effect on clinician satisfaction with our EHRs, though the fundamentals of payment will remain in transition to value-based payment models.

New payment and delivery system reform programs, including those related to the Medicare program, are increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunities for us to provide software and services to our clients who participate.

We derive our revenues primarily from sales of our proprietary software (either as a perpetual license sale or under a subscription delivery model), support and maintenance services, and managed services, such as outsourcing, private cloud hosting and revenue cycle management.

Critical Accounting Policies and Estimates

We adopted ASC 606 effective on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 superseded nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Refer to Note 2, “Revenue from Contracts with Customers,” to our consolidated financial statements included in Item I, Part 1, “Financial Statements” of this Form 10-Q for additional information regarding our revenue recognition policies under the new standard and the impact of adoption on our financial position and results of operations as of and for the three and six months ended June 30, 2018.

There were no other material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

Second Quarter 2018 Summary

During the second quarter of 2018, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning the company for sustainable long-term growth both domestically and globally. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the second quarter of 2018 was $526 million, an increase of 23% compared to the second quarter of 2017. For the three months ended June 30, 2018, software delivery, support and maintenance revenue and client services revenue totaled $337 million, for an increase of 22%, and $189 million, for an increase of 25%, respectively, as compared with the three months ended June 30, 2017.

Gross profit increased during the second quarter of 2018 compared with the second quarter of 2017, primarily due to improved profitability from our recurring subscription-based software sales and recurring managed services solutions as we continue to expand our customer base for these services, including through recent acquisitions. Gross margin declined to 40.5% compared with prior year period gross margin of 44.0% primarily due to higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions and higher incentive-based compensation.

As part of our continued focus on improving operational efficiency, during the second quarter of 2018 we mostly completed the migration and integration of the Enterprise Information Solutions Business (the “EIS Business”) systems and solutions into our operations and solutions offerings. This integration included the divestitures of the Strategic Sourcing business, completed in March 2018, and of the OneContent business, completed in April 2018. In connection with these integration efforts and other strategic initiatives, we incurred legal, severance, transaction-related, incentive compensation and other costs totaling $45 million during the second quarter of 2018, compared with $9 million of such costs incurred during the second quarter of 2017.

During the three months ended June 30, 2018, we recognized a non-cash asset impairment charge of $30.1 million related to the write-off of purchased third-party software as a result of our decision to discontinue several software development projects and long-term investment non-cash impairment charges of $10 million related to two of our cost-method equity investments.

Our contract backlog as of June 30, 2018 was at a record high of $4.8 billion, slightly above our contract backlog as of December 31, 2017 of $4.7 billion, while increasing 16% compared with contract backlog as of June 30, 2017 of $4.1 billion.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $278 million for the three months ended June 30, 2018 which represented a decrease of 32% over the comparable prior period amount of $407 million and a decrease of 9% from the first quarter of 2018 amount of $304 million. The decrease in bookings compared with prior year was primarily driven by the fact that bookings during the second quarter of 2017 were one of the highest in recent quarters. The composition of our bookings for the three months ended June 30, 2018 was 51% of client services-related bookings and 49% software delivery-related bookings. The corresponding ratios for the three months ended June 30, 2017 were 49% and 51%, respectively.

During the second quarter of 2018, we returned $44.3 million of cash to our shareholders through the repurchase of 3.6 million shares of our common stock. During the first six months of 2018, we returned $101.9 million of cash to our shareholders through the repurchase of 7.7 million shares of our common stock.

On May 18, 2018, we acquired Health Grid Holding Company (“Health Grid”), a patient engagement solutions provider that assists independent providers, hospitals and health systems to improve patient interactions and satisfaction.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Software delivery, support and maintenance	$336,406	$275,033	22.3%	$666,172	$543,221	22.6%
Client services	189,171	151,058	25.2%	373,331	296,345	26.0%
Total revenue	525,577	426,091	23.3%	1,039,503	839,566	23.8%
Cost of revenue:
Software delivery, support and maintenance	114,442	89,071	28.5%	218,852	172,468	26.9%
Client services	165,794	122,229	35.6%	320,562	247,168	29.7%
Amortization of software development and acquisition-related assets	32,678	27,300	19.7%	66,451	53,787	23.5%
Total cost of revenue	312,914	238,600	31.1%	605,865	473,423	28.0%
Gross profit	212,663	187,491	13.4%	433,638	366,143	18.4%
Gross margin %	40.5%	44.0%		41.7%	43.6%
Selling, general and administrative expenses	149,081	112,037	33.1%	292,151	222,882	31.1%
Research and development	80,342	46,459	72.9%	150,319	95,691	57.1%
Asset impairment charges	30,075	0	NM	30,075	0	NM
Amortization of intangible and acquisition-related assets	11,962	7,891	51.6%	24,210	15,203	59.2%
(Loss) income from operations	(58,797)	21,104	NM	(63,117)	32,367	NM
Interest expense	(26,454)	(20,290)	30.4%	(51,500)	(40,470)	27.3%
Other (loss) income, net	(19)	(214)	(91.1%)	(65)	25	NM
Gain on sale of businesses, net	173,129	0	NM	172,258	0	NM
Impairment of long-term investments	(9,987)	(144,590)	(93.1%)	(15,487)	(144,590)	(89.3%)
Equity in net income (loss) of unconsolidated investments	767	(28)	NM	706	257	174.7%
Income (loss) from continuing operations before income taxes	78,639	(144,018)	(154.6%)	42,795	(152,411)	(128.1%)
Income tax (provision) benefit	(3,683)	1,007	NM	(769)	835	(192.1%)
Effective tax rate	4.7%	0.7%		1.8%	0.5%
Income (loss) from continuing operations, net of tax	74,956	(143,011)	(152.4%)	42,026	(151,576)	(127.7%)
(Loss) income from discontinued operations, net of tax	(684)	0	NM	3,731	0	NM
Net income (loss)	74,272	(143,011)	(151.9%)	45,757	(151,576)	(130.2%)
Less: Net loss (income) attributable to non-controlling interest	2,700	264	NM	3,490	(189)	NM
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,148)	(10,963)	10.8%	(24,297)	(21,925)	10.8%
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$64,824	$(153,710)	(142.2%)	$24,950	$(173,690)	(114.4%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$292,991	$224,078	30.8%	$587,446	$451,528	30.1%
Non-recurring revenue	43,415	50,955	(14.8%)	78,726	91,693	(14.1%)
Total software delivery, support and maintenance	336,406	275,033	22.3%	666,172	543,221	22.6%
Client services
Recurring revenue	134,385	99,136	35.6%	256,859	200,915	27.8%
Non-recurring revenue	54,786	51,922	5.5%	116,472	95,430	22.0%
Total client services	189,171	151,058	25.2%	373,331	296,345	26.0%
Total revenue	$525,577	$426,091	23.3%	$1,039,503	$839,566	23.8%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

The increase in revenue for the three and six months ended June 30, 2018 compared with the prior year comparable periods was primarily driven by incremental revenue from the acquisitions of the EIS Business, Practice Fusion and Netsmart’s acquisition of DeVero. The EIS Business contributed $73 million and $162 million of revenue for the three and six months ended June 30, 2018, respectively, excluding $10 million of revenue associated with discontinued operations for the six months ended June 30, 2018. These increases were partly offset by higher amortization of acquisition-related deferred revenue adjustments, which totaled $10 million and $15 million, respectively, during the three and six months ended June 30, 2018, compared with the prior year comparable periods totals of $1 million and $3 million, respectively.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, recurring transactions revenue, non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in recurring software delivery, support and maintenance and overall client services revenue for the three and six months ended June 30, 2018 compared with the prior year comparable periods was also largely driven by incremental revenue from the above mentioned recent acquisitions. The decrease in non-recurring software delivery, support and maintenance revenue was primarily driven by fewer perpetual software license sales of our acute and post-acute solutions as the prior year periods included several large transactions which did not recur in the current year.

The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during both the three and six months ended June 30, 2018, representing a slight shift compared with 76% and 24% and 78% and 22%, respectively, during the comparable prior year periods.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Total cost of revenue	$312,914	$238,600	31.1%	$605,865	$473,423	28.0%
Gross profit	$212,663	$187,491	13.4%	$433,638	$366,143	18.4%
Gross margin %	40.5%	44.0%		41.7%	43.6%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Gross profit increased during the three and six months ended June 30, 2018 compared with the prior year comparable periods primarily due to the above mentioned recent acquisitions. From a revenue mix perspective, gross profit associated with our recurring revenue streams, which include the delivery of recurring subscription-based software sales, support and maintenance, and recurring client services improved as we continued to expand our customer base for these services, particularly those related to outsourcing and revenue cycle management. Gross profit associated with our non-recurring software delivery, support and maintenance revenue stream decreased primarily due to fewer perpetual software license sales of our acute and post-acute solutions. Gross profit associated with our non-recurring client services revenue stream, which includes non-recurring project-based client services, decreased primarily driven by higher utilization of third-party resources and higher internal personnel costs. Gross margin decreased primarily due to higher incentive-based compensation and higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Selling, general and administrative expenses	$149,081	$112,037	33.1%	$292,151	$222,882	31.1%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Selling, general and administrative expenses increased during the three and six months ended June 30, 2018 compared with the prior year comparable periods, primarily due to higher incentive-based compensation and incremental expenses from the acquisitions of the EIS Business, Practice Fusion, and Netsmart’s acquisition of DeVero. We also incurred higher transaction-related, severance and legal expenses as a result of these acquisitions.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Research and development	$80,342	$46,459	72.9%	$150,319	$95,691	57.1%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Research and development expenses increased during the three and six months ended June 30, 2018 compared with the prior year comparable periods, primarily due to higher overall personnel costs, including higher incentive-based compensation, and additional expenses from the acquisitions of the EIS Business and Netsmart’s acquisition of DeVero, which were partly offset by an increase in the amount of capitalized software costs. The increase in research and development expenses during the three and six months ended June 30, 2018 was also partially mitigated by our continued efforts to streamline our operations and improve operational efficiency, including headcount actions taken during the second half of 2017. The increase in capitalized software development costs was primarily driven by our continued investment in expanding the capabilities and functionality of our traditional ambulatory, acute and post-acute platforms as well as incremental investments in the emerging areas of precision medicine and cloud-based solution delivery. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Asset impairment charges	$30,075	$0	NM	$30,075	$0	NM

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

During the three and six months ended June 30, 2018, we recognized non-cash asset impairment charges related to the write-off of purchased third-party software as a result of our decision to discontinue several software development projects.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Amortization of intangible and acquisition-related assets	$11,962	$7,891	51.6%	$24,210	$15,203	59.2%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

The increase in amortization expense for the three and six months ended June 30, 2018 compared with the prior year comparable periods was primarily due to incremental amortization expense associated with intangible assets acquired as part of business acquisitions completed during the second half of 2017 and the first half of 2018, the largest being the acquisitions of the EIS Business and Practice Fusion. Refer to Note 3, “Business Combinations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding business acquisitions.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Interest expense	$26,454	$20,290	30.4%	$51,500	$40,470	27.3%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Interest expense during the three and six months ended June 30, 2018 increased compared with the prior year comparable periods primarily due to the combination of higher outstanding borrowings under Allscripts and Netsmart’s credit facilities, and higher interest rates. The higher outstanding borrowings were largely due to additional borrowings to finance the acquisition of the EIS Business during the fourth quarter of 2017 and the acquisitions of Practice Fusion and Health Grid during the first half of 2018.
Other (Loss) Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Other (loss) income, net	$(19)	$(214)	(91.1%)	$(65)	$25	NM

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Other (loss) income, net for the three and six months ended June 30, 2017 and 2018 consisted of a combination of interest income, miscellaneous receipts and expenses.

Gain on Sale of Businesses, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Gain on sale of businesses, net	$173,129	$0	NM	$172,258	$0	NM

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Gain on sale of businesses, net for the three and six months ended June 30, 2018 consists of a gain of $177.9 million and a loss of $5.6 million from the divestitures of the OneContent and Strategic Sourcing businesses, respectively, both of which were acquired as part of the EIS transaction during the fourth quarter of 2017.

Impairment of Long-term investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Impairment of long-term investments	$9,987	$144,590	(93.1%)	$15,487	$144,590	(89.3%)

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

During the three and six months ended June 30, 2018, we recognized non-cash charges related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment. During the three and six months ended June 30, 2017, we recognized other-than-temporary non-cash impairment charges, primarily related to our investment in NantHealth common stock, based on management’s assessment of the likelihood of near-term recovery of this investment.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Equity in net income (loss) of unconsolidated investments	$767	$(28)	NM	$706	$257	174.7%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Equity in net (loss) income of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Income tax (provision) benefit	$(3,683)	$1,007	NM	$(769)	$835	(192.1%)

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Effective in 2018, the Tax Act reduces the United States statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the Global Intangible Low-taxed Income ("GILTI") tax and Base Erosion and Anti-Abuse Tax (“BEAT”), respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional benefit of $20.8 million in our financial statements for the year ended December 31, 2017 in accordance with guidance in Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. This provisional benefit includes $26 million benefit for remeasurement of deferred tax balances to reflect the lower federal rate and expense of $5.2 million for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.  We will complete our analysis of the Tax Act during 2018, and any needed adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate period, in accordance with SAB 118. We are continuing to assess the impacts of the Tax Act on the 2018 effective tax rate and income tax accounting, particularly the new GILTI and BEAT tax rules.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory rate, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2018, compared with the prior year comparable period, differs primarily due to the reduced United States federal statutory rate, the estimated impact of the GILTI and BEAT provisions and the stricter executive compensation deduction provisions of the Tax Act, reflected in the provision for the three and six months ended June 30, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the six months ended June 30, 2018, we released $17.4 million valuation allowance, mostly due to the utilization of capital loss carryforward against capital gain incurred in the six months ended June 30, 2108.

Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
(Loss) income from discontinued operations, net of tax	$(684)	$0	NM	$3,731	$0	NM

Three and Six Months ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

The (loss) income from discontinued operations, net of tax, for the three and six months ended June 30, 2018 represents the net earnings attributable to two solutions acquired during the fourth quarter of 2017 as part of the EIS Business that we no longer support effective as of March 31, 2018. Refer to Note 13, “Discontinued Operations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding discontinued operations.

Non-Controlling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Net loss (income) attributable to non-controlling interest	$2,700	$264	NM	$3,490	$(189)	NM
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(12,148)	$(10,963)	10.8%	$(24,297)	$(21,925)	10.8%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

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

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Clinical and Financial Solutions	$389,497	$304,111	28.1%	$763,476	$600,291	27.2%
Population Health	57,068	42,508	34.3%	126,773	85,937	47.5%
Netsmart	86,366	78,421	10.1%	168,852	151,428	11.5%
Unallocated Amounts	(7,805)	1,051	NM	(9,753)	1,910	NM
Discontinued Operations	451	0	NM	(9,845)	0	NM
Total revenue	$525,577	$426,091	23.3%	$1,039,503	$839,566	23.8%

Gross Profit:
Clinical and Financial Solutions	$165,073	$126,810	30.2%	$319,722	$246,691	29.6%
Population Health	41,369	34,909	18.5%	94,575	70,818	33.5%
Netsmart	38,877	37,271	4.3%	75,178	71,845	4.6%
Unallocated Amounts	(33,053)	(11,499)	187.4%	(49,143)	(23,211)	111.7%
Discontinued Operations	397	0	NM	(6,694)	0	NM
Total gross profit	$212,663	$187,491	13.4%	$433,638	$366,143	18.4%

Income (loss) from operations:
Clinical and Financial Solutions	$79,501	$75,501	5.3%	$161,648	$138,273	16.9%
Population Health	26,587	27,884	(4.7%)	63,106	56,562	11.6%
Netsmart	1,219	7,828	(84.4%)	3,532	16,757	(78.9%)
Unallocated Amounts	(167,028)	(90,109)	85.4%	(286,361)	(179,225)	59.8%
Discontinued Operations	924	0	NM	(5,042)	0	NM
Total (loss) income from operations	$(58,797)	$21,104	NM	$(63,117)	$32,367	NM

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$389,497	$304,111	28.1%	$763,476	$600,291	27.2%
Gross profit	$165,073	$126,810	30.2%	$319,722	$246,691	29.6%
Gross margin %	42.4%	41.7%		41.9%	41.1%
Income from operations	$79,501	$75,501	5.3%	$161,648	$138,273	16.9%
Operating margin %	20.4%	24.8%		21.2%	23.0%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Clinical and Financial Solutions revenue, gross profit and income from operations increased during the three and six months ended June 30, 2018 compared with the prior year comparable periods, as higher revenue from recurring software delivery, support and maintenance, and recurring and non-recurring client services was partly offset by lower non-recurring software delivery, support and maintenance revenue. The increase in overall segment revenue was primarily as a result of the acquisitions of the EIS Business during the fourth quarter of 2017 and Practice Fusion during the first quarter of 2018, which combined contributed $82 million and $166 million of revenue during the three and six months ended June 30, 2018, respectively, including $10 million of revenue associated with discontinued operations during the six months ended June 30, 2018. The decrease in non-recurring software delivery, support and maintenance revenue was primarily driven by fewer perpetual software license sales of our acute and post-acute solutions as the prior year periods included several large transactions which did not recur in the current year.

Gross margin improved during the three and six months ended June 30, 2018 compared with the prior year comparable period primarily due to gross profit from the EIS Business and Practice Fusion, which had higher average gross margins compared with our existing businesses included within the Clinical and Financial Solutions segment. Operating margin declined due to increases in selling general and administrative, and research and development expenses, mostly driven by recent acquisitions and additional investment to expand the capabilities and functionality of our traditional ambulatory and acute platforms.

Population Health

Our Population Health segment derives its revenue from the sale of health management, financial management and patient engagement solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to transition, analyze and coordinate care across the entire care community. This segment also provides document, content and supply chain management solutions through the EIS-EWS business acquired with the EIS Business acquisition. Refer to Note 3, “Business Combinations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding the sale of the Strategic Sourcing and OneContent business units, respectively, which together comprised a substantial majority of the EIS-EWS operating segment.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$57,068	$42,508	34.3%	$126,773	$85,937	47.5%
Gross profit	$41,369	$34,909	18.5%	$94,575	$70,818	33.5%
Gross margin %	72.5%	82.1%		74.6%	82.4%
Income from operations	$26,587	$27,884	(4.7%)	$63,106	$56,562	11.6%
Operating margin %	46.6%	65.6%		49.8%	65.8%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Population Health revenue and gross profit increased during the three and six months ended June 30, 2018 compared with the prior year comparable periods, primarily driven by the acquisition of the EIS Business during the fourth quarter of 2017, which contributed $6 million and $30 million of revenue, respectively, during the three and six months ended June 30, 2018. The remainder of the increase was primarily due to increased sales of our patient engagement and financial management solutions, including associated client services to implement and support these solutions. Additional revenue and gross profit from the acquisition of Health Grid in May 2018 also contributed to these increases. Income from operations decreased slightly during the three months ended June 30, 2018, primarily due to timing of operating expenses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$86,366	$78,421	10.1%	$168,852	$151,428	11.5%
Gross profit	$38,877	$37,271	4.3%	$75,178	$71,845	4.6%
Gross margin %	45.0%	47.5%		44.5%	47.4%
Income from operations	$1,219	$7,828	(84.4%)	$3,532	$16,757	(78.9%)
Operating margin %	1.4%	10.0%		2.1%	11.1%

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Revenue for the three and six months ended June 30, 2018 and 2017 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products.

Revenue for the three and six months ended June 30, 2018 increased compared with the prior year comparable periods, primarily driven by sales to both existing clients as well as new footprints and incremental revenue from the acquisition of DeVero during the third quarter of 2017. In addition, total revenue for the three and six months ended June 30, 2018 was reduced by $0 million and $1 million, respectively, due to the impact of acquisition-related deferred revenue adjustments related to prior acquisitions. The corresponding amounts for the three and six months ended June 30, 2017 were $1 million and $3 million, respectively.

Gross profit improved during the three and six months ended June 30, 2018 compared with the prior year comparable periods, primarily driven by higher revenue from our recurring revenue streams and operational efficiencies as well as the impact of lower acquisition-related deferred revenue adjustments in the 2018 period as compared with the 2017 period. Gross margin decreased due to a higher mix of business services relative to systems sales in the current year period. Income from operations and operating margin decreased during the three and six months ended June 30, 2018 compared with the prior year comparable periods due to the decrease in margin driven by change in sales mix from system sales to a higher concentration of business services, increased operating expenses driven by business growth, and higher intangible amortization and stock-based compensation expense.  The change in sales mix was driven by a historically high number of large system sales transactions in the first six months of 2017 versus the first six months of 2018.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, with the exception of the Netsmart segment, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. With the exception of the Netsmart segment, we also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units, all of which are centrally managed, and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware, other than the respective amounts associated with the Netsmart segment. The Netsmart segment, as presented, includes all revenue and expenses incurred by Netsmart since it operates as a stand-alone business entity and its resources allocation and performance are reviewed and measured at such all-inclusive level. The eliminations of intercompany transactions between Allscripts and Netsmart are also included in the “Unallocated Amounts” category.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$(7,805)	$1,051	NM	$(9,753)	$1,910	NM
Gross profit	$(33,053)	$(11,499)	187.4%	$(49,143)	$(23,211)	111.7%
Gross margin %	NM	NM		NM	NM
Loss from operations	$(167,028)	$(90,109)	85.4%	$(286,361)	$(179,225)	59.8%
Operating margin %	NM	NM		NM	NM

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three and six months ended June 30, 2018 compared with the prior year comparable periods decreased primarily due to the recognition of amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in the EIS Business, Practice Fusion and NantHealth provider/patient engagement acquisitions. Such adjustments totaled $10 million and $15 million, respectively, for the three and six months ended June 30, 2018 compared with $1 million and $3 million, respectively, for the prior year comparable periods. Hardware revenue for the three and months ended June 30, 2018 was slightly lower compared with the prior year comparable periods.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $159 million and $277 million, respectively, for the three and six months ended June 30, 2018 compared with $91 million and $181 million, respectively, for the prior year comparable periods. The increase for the three months ended June 30, 2018 compared with the comparable prior year period was primarily driven by (i) asset impairment charges of $30 million recorded during the current period, (ii) higher incentive-based compensation, and (iii) transaction-related, severance and legal expenses primarily related to the acquisitions of the EIS Business, Practice Fusion and Health Grid totaling $36 million. The increase for the six months ended June 30, 2018 compared with the comparable prior year period was primarily driven by the same factors, including asset impairment charges of $30 million, higher incentive-based compensation and transaction-related, severance and legal expenses of $46 million, higher amortization of intangible and acquisition-related asset of $12 million, and higher research and development expenses of $11 million. The increase in amortization expense was primarily due to additional amortization expense associated with intangible assets acquired as part of business acquisitions completed during the second half of 2017 and the first half of 2018.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. June 30, 2018
(In millions)	As of June 30, 2018	As of December 31, 2017	As of June 30, 2017	December 31, 2017	June 30, 2017
Software delivery, support and maintenance	$2,818	$2,748	$2,401	2.5%	17.4%
Client services	1,950	1,899	1,707	2.7%	14.2%
Total contract backlog	$4,768	$4,647	$4,108	2.6%	16.1%

Total contract backlog as of June 30, 2018 was slightly higher compared with December 31, 2017 and increased compared with June 30, 2017, which was partly due to the impact of recent acquisitions. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of June 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $141 million and available borrowing capacity of $600 million under our revolving credit facility and $50 million under the Netsmart revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2018	2017	$ Change
Net income (loss)	$45,757	$(151,576)	$197,333
Non-cash adjustments to net income (loss)	25,000	261,726	(236,726)
Cash impact of changes in operating assets and liabilities	(4,217)	(791)	(3,426)
Net cash provided by operating activities	$66,540	$109,359	$(42,819)

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net cash provided by operating activities decreased during the six months ended June 30, 2018 compared with the prior year comparable period primarily due to unfavorable working capital changes and higher costs during the six months ended June 30, 2018 compared with the prior year comparable period, which primarily included higher interest expense, transaction-related and legal expenses, and incentive-based compensation payments. The decrease in non-cash adjustments to net loss was primarily driven by lower other-than-temporary non-cash impairment charges associated with long-term investments during the six months ended June 30, 2018 compared with the prior year comparable period.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2018	2017	$ Change
Capital expenditures	$(16,613)	$(25,035)	$8,422
Capitalized software	(68,987)	(71,582)	2,595
Cash paid for business acquisitions, net of cash acquired	(179,041)	(3,975)	(175,066)
Cash received from sale of businesses, net	246,801	0	246,801
Purchases of equity securities, other investments and related intangible assets	(2,723)	(1,323)	(1,400)
Other proceeds from investing activities	45	0	45
Net cash used in investing activities	$(20,518)	$(101,915)	$81,397

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net cash used in investing activities decreased during the six months ended June 30, 2018 compared with the prior year comparable period, primarily due to $247 million of net cash proceeds from the divestiture of the OneContent business during the second quarter of 2018, partly offset by $179 million of net cash paid for the acquisitions of Health Grid, Practice Fusion and two other third parties during the six months ended June 30, 2018. In addition, during the first quarter of 2017, Netsmart entered into an Asset Purchase Agreement with a third party to acquire a business consisting of intellectual property, certain contractual relationships and certain associates, for an aggregate cash consideration of $4.0 million.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2018	2017	$ Change
Proceeds from sale or issuance of common stock	$212	$-	$212
Taxes paid related to net share settlement of equity awards	(8,610)	(6,554)	(2,056)
Payments on debt instruments	(222,822)	(116,905)	(105,917)
Credit facility borrowings, net of issuance costs	275,843	120,000	155,843
Repurchase of common stock	(101,905)	(12,077)	(89,828)
Payment of acquisition financing obligations	(3,226)	0	(3,226)
Purchases of subsidiary shares owned by non-controlling interest	(6,945)	0	(6,945)
Net cash used in financing activities	$(67,453)	$(15,536)	$(51,917)

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net cash used in investing activities increased during the six months ended June 30, 2018 compared with the prior year comparable period primarily due to higher repurchases of common stock and repayments of our credit facilities, partly offset by higher net borrowings under our credit facilities, during the six months ended June 30, 2018 compared with the prior year comparable period. The additional borrowings during the six months ended June 30, 2018 were primarily used to fund the acquisitions Health Grid, Practice Fusion and two other third parties. We also used $6.9 million to acquire the outstanding minority interest in a third party in which we initially acquired a controlling interest in April 2015.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 1.25% Notes, the Senior Secured Credit Facility and Netsmart’s Non-Recourse Debt as of June 30, 2018.

(In thousands)	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$345,000	$0	$0	$0
Senior Secured Credit Facility (2)	693,750	10,000	20,000	27,500	30,000	37,500	568,750
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	476,883	2,433	4,866	4,866	4,866	4,866	454,986
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total principal payments	1,682,633	12,433	24,866	377,366	34,866	42,366	1,190,736
Interest payments:
1.25% Cash Convertible Senior Notes (1)	10,782	2,156	4,313	4,313	0	0	0
Senior Secured Credit Facility (2) (3)	135,290	15,249	29,915	29,067	27,929	26,693	6,437
Netsmart Non-Recourse Debt
First Lien Term Loan (4)	148,359	15,185	30,137	29,827	29,517	29,206	14,487
First Lien Revolver (5)	750	125	250	250	125	0	0
Second Lien Term Loan (6)	104,495	9,500	18,999	18,999	18,999	18,999	18,999
Total interest payments	399,676	42,215	83,614	82,456	76,570	74,898	39,923
Total future debt payments	$2,082,309	$54,648	$108,480	$459,822	$111,436	$117,264	$1,230,659
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after June 30, 2018 payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2018, which was 4.09%.
(4)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on June 30, 2018, which was 6.57%.
(5)	Assumes commitment fee remains constant at the rate in effect on June 30, 2018, which was 0.50%.
(6)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on June 30, 2018, which was 11.57%.

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

During 2017, we completed renegotiations with Atos and our other largest hosting partners to improve the operating cost structure of our private cloud hosting operations. As a result of these renegotiations, we signed a new restated and amended agreement with Atos and, therefore, starting in 2018, we began to transition substantially all of our hosting services to Atos.  The increased scale of the relationship is expected to result in future reductions in the base fees and volume fee rates. The new amended and restated agreement extends the term to 2023 with annual auto-renewal periods for an additional two years thereafter. The new agreement also provides for the payment of initial annual base fees of $30 million per year (decreasing to $25 million by the end of the agreement) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. During the three and six months ended June 30, 2018, we incurred $14 million and $28 million, respectively, of expenses under our agreement with Atos, which are included in cost of revenue in our consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Research and development costs directly recorded to expense	$80,342	$46,459	$150,319	$95,691
Capitalized software development costs per consolidated statement of cash flows (1)	36,760	37,571	68,987	71,582
Total non-GAAP R&D-related spending	$117,102	$84,030	$219,306	$167,273
Total revenue	$525,577	$426,091	$1,039,503	$839,566
Total non-GAAP R&D-related spending as a % of total revenue	22.3%	19.7%	21.1%	19.9%

We believe that our cash and cash equivalents of $141 million as of June 30, 2018, our future cash flows, and our borrowing capacity under our Revolving Facility and Netsmart’s revolving facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our credit facilities or issue additional equity or debt securities.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

During the six months ended June 30, 2018, in the ordinary course of business, we amended or renewed multi-year service agreements with third-party software vendors, which resulted in increases of approximately $12.9 million, $12.1 million, $9.0 million, $1.6 million and $0.9 million to our future purchase obligations amounts for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the six months ended June 30, 2018.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

On October 2, 2017 we purchased the EIS Business, on February 13, 2018 we acquired Practice Fusion and on May 18, 2018 we acquired Health Grid as further described in Note 3, “Business Combinations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q. We continue to integrate policies, processes, people, technology and operations from these transactions, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during this 2018 fiscal year.  We have implemented, and continue to refine, internal controls related to the new revenue recognition accounting standard which we adopted on January 1, 2018.  Except for any changes in internal controls related to the adoption of the new revenue recognition accounting standard and the integration of the EIS Business, Practice Fusion and Health Grid into Allscripts, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 12, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended June 30, 2018 from the risk factors as previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2016, we announced that our Board approved a stock purchase program under which we may repurchase up to $200 million of our common stock through December 31, 2019. On August 2, 2018, we announced that our Board approved a new stock purchase program under which we may repurchase up to $250 million of our common stock through December 31, 2020, replacing the prior stock repurchase program. Any stock repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions.

Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
04/01/18—04/30/18	0	$0.00	0	$106,422
05/01/18—05/31/18	3,169	$12.57	3,169	$66,596
06/01/18—06/30/18	358	$12.32	358	$62,186
	3,527	$12.54	3,527

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	Interest Purchase Agreement, dated as of April 5, 2018, by and among Change Healthcare Holdings, LLC, Change Healthcare Technologies, LLC and ECS Acquisition Co. LLC.	X

2.2

Agreement and Plan of Merger, dated April 27, 2018, by and among Health Grid Holding Company, certain stockholders of Health Grid Holding Company, Raj Toleti, in his capacity as representative of the Stockholders, Allscripts Healthcare, LLC and FollowMyHealth Merger Sub, Inc.

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

Date: August 3, 2018