Form 10-Q
period 2018-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2018-11-02
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(800) 334-8534

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were 174,714,207 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$111,775	$155,839
Restricted cash	8,016	6,659
Accounts receivable, net of allowance of $61,926 and $37,735 as of September 30, 2018 and December 31, 2017, respectively	520,381	567,873
Contract assets	71,745	0
Prepaid expenses and other current assets	131,826	115,463
Total current assets	843,743	845,834
Fixed assets, net	160,225	165,603
Software development costs, net	239,359	222,189
Intangible assets, net	873,635	826,872
Goodwill	2,207,967	2,004,953
Deferred taxes, net	5,566	4,574
Contract assets - long-term	52,555	0
Other assets	135,030	148,849
Long-term assets attributable to discontinued operations	0	11,276
Total assets	$4,518,080	$4,230,150

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	September 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,709	$97,583
Accrued expenses	120,326	85,915
Accrued compensation and benefits	107,799	99,632
Deferred revenue	506,568	546,830
Current maturities of long-term debt	19,516	27,687
Current maturities of non-recourse long-term debt - Netsmart	4,257	2,755
Current maturities of capital lease obligations	9,190	7,865
Total current liabilities	894,365	868,267
Long-term debt	1,002,026	906,725
Non-recourse long-term debt - Netsmart	788,489	625,193
Long-term capital lease obligations	4,606	7,105
Deferred revenue	21,804	24,047
Deferred taxes, net	124,294	93,643
Other liabilities	95,575	92,205
Liabilities attributable to discontinued operations	2,261	21,358
Total liabilities	2,933,420	2,638,543
Redeemable convertible non-controlling interest - Netsmart	467,981	431,535
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2018 and December 31, 2017; 270,506 and 174,707 shares issued and outstanding as of September 30, 2018, respectively; 269,335 and 180,832 shares issued and outstanding as of December 31, 2017, respectively	2,708	2,693
Treasury stock: at cost, 96,099 and 88,504 shares as of September 30, 2018 and December 31, 2017, respectively	(423,521)	(322,735)
Additional paid-in capital	1,765,103	1,781,059
Accumulated deficit	(251,363)	(338,150)
Accumulated other comprehensive loss	(5,452)	(1,985)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,087,475	1,120,882
Non-controlling interest	29,204	39,190
Total stockholders’ equity	1,116,679	1,160,072
Total liabilities and stockholders’ equity	$4,518,080	$4,230,150

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenue:
Software delivery, support and maintenance	$330,397	$289,102	$996,569	$832,323
Client services	191,882	160,340	565,213	456,685
Total revenue	522,279	449,442	1,561,782	1,289,008
Cost of revenue:
Software delivery, support and maintenance	109,682	86,893	328,534	259,361
Client services	159,669	132,629	480,231	379,797
Amortization of software development and acquisition-related assets	34,557	28,001	101,008	81,788
Total cost of revenue	303,908	247,523	909,773	720,946
Gross profit	218,371	201,919	652,009	568,062
Selling, general and administrative expenses	133,214	117,352	425,365	340,234
Research and development	69,747	51,057	220,066	146,748
Asset impairment charges	0	0	30,075	0
Amortization of intangible and acquisition-related assets	13,000	8,137	37,210	23,340
Income (loss) from operations	2,410	25,373	(60,707)	57,740
Interest expense	(29,343)	(22,252)	(80,843)	(62,722)
Other loss, net	(525)	(570)	(590)	(545)
Gain on sale of businesses, net	0	0	172,258	0
Impairment of long-term investments	0	(20,700)	(15,487)	(165,290)
Equity in net (loss) income of unconsolidated investments	(177)	449	529	706
(Loss) income from continuing operations before income taxes	(27,635)	(17,700)	15,160	(170,111)
Income tax benefit	3,789	238	3,020	1,073
(Loss) income from continuing operations, net of tax	(23,846)	(17,462)	18,180	(169,038)
Income from discontinued operations, net of tax	0	0	3,731	0
Net (loss) income	(23,846)	(17,462)	21,911	(169,038)
Less: Net loss (income) attributable to non-controlling interests	4	(163)	3,494	(352)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,149)	(10,962)	(36,446)	(32,887)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(35,991)	$(28,587)	$(11,041)	$(202,277)

Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(0.20)	$(0.16)	$(0.09)	$(1.12)
Discontinued operations	0.00	0.00	0.03	0.00
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.20)	$(0.16)	$(0.06)	$(1.12)

Diluted
Continuing operations	$(0.20)	$(0.16)	$(0.09)	$(1.12)
Discontinued operations	0.00	0.00	0.03	0.00
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.20)	$(0.16)	$(0.06)	$(1.12)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net (loss) income	$(23,846)	$(17,462)	$21,911	$(169,038)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(60)	693	(1,622)	3,040
Change in unrealized (loss) gain on available for sale securities	0	(4)	0	56,507
Change in fair value of derivatives qualifying as cash flow hedges	(1,602)	(692)	(2,695)	341
Other comprehensive (loss) income before income tax benefit (expense)	(1,662)	(3)	(4,317)	59,888
Income tax benefit (expense) related to items in other comprehensive income (loss)	416	271	850	(126)
Total other comprehensive (loss) income	(1,246)	268	(3,467)	59,762
Comprehensive (loss) income	(25,092)	(17,194)	18,444	(109,276)
Less: Comprehensive loss (income) attributable to non-controlling interests	4	(163)	3,494	(352)
Comprehensive (loss) income, net	$(25,088)	$(17,357)	$21,938	$(109,628)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$21,911	$(169,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	200,829	155,108
Stock-based compensation expense	29,810	28,140
Excess tax benefits from stock-based compensation	0	0
Write-off of unamortized deferred debt issuance costs - Netsmart	855	0
Deferred taxes	(5,347)	(5,324)
Asset impairment charges	30,075	0
Impairment of long-term investments	15,487	165,290
Equity in net income of unconsolidated investments	(529)	(706)
Gain on sale of businesses, net	(172,258)	0
Other (losses) income, net	(101)	3,711
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	8,051	(31,256)
Prepaid expenses and other assets	(8,901)	(6,939)
Accounts payable	19,111	2,908
Accrued expenses	8,817	(6,196)
Accrued compensation and benefits	(4,873)	5,930
Deferred revenue	(59,595)	18,661
Other liabilities	(1,788)	12,894
Net cash provided by operating activities	81,554	173,183
Cash flows from investing activities:
Capital expenditures	(26,670)	(40,216)
Capitalized software	(101,272)	(107,079)
Cash paid for business acquisitions, net of cash acquired	(343,873)	(54,308)
Cash received from sale of businesses, net	241,153	0
Purchases of equity securities, other investments and related intangible assets	(2,723)	(5,423)
Other proceeds from investing activities	64	215
Net cash used in investing activities	(233,321)	(206,811)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	1,283	0
Taxes paid related to net share settlement of equity awards	(8,763)	(6,777)
Payments of capital lease obligations	(8,071)	(9,013)
Credit facility payments	(260,478)	(115,281)
Credit facility borrowings, net of issuance costs	497,493	189,698
Repurchase of common stock	(101,905)	(12,077)
Payment of acquisition financing obligations	(3,226)	(2,398)
(Purchases) sales of subsidiary shares owned by non-controlling interest	(6,945)	1,494
Net cash provided by financing activities	109,388	45,646
Effect of exchange rate changes on cash and cash equivalents	(328)	796
Net (decrease) increase in cash and cash equivalents	(42,707)	12,814
Cash, cash equivalents and restricted cash, beginning of period	162,498	96,610
Cash, cash equivalents and restricted cash, end of period	$119,791	$109,424

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting. The Company believes that the disclosures made are adequate to make that information not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Change in Presentation

During the first quarter of 2018, we changed the presentation of certain bundled revenue streams.  Such revenue was previously included as part of software delivery, support and maintenance revenue.  Under the new presentation, such revenue is included as part of client services revenue.  The revenues previously reported for the three and nine months ended September 30, 2017 have been recast to match the new presentation by reducing software delivery, support and maintenance and increasing client services by $5.1 million and $13.6 million, respectively.

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

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” (“ASU 2018-15”), which discusses customer accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Training costs and certain data conversion costs that cannot be capitalized under Subtopic 350-40 also cannot be capitalized for a hosting arrangement that is a service contract. Costs for implementation activities in the application development state are capitalized depending on the nature of the costs, while costs incurred during preliminary stages are expensed. ASU 2018-15 requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and apply existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs related to each module or component of a hosting arrangement that is a service contract. ASU 2018-15 also requires the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.  The entity is required to present the capitalized implementation costs in the balance sheet in the same line item that a prepayment for the hosting arrangement fees would be presented. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. We early adopted ASU 2018-15 on a prospective basis effective October 1, 2018 and do not expect any impact upon adoption.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value instruments. ASU 2018-13 will be effective for all entities for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this accounting guidance.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We plan to adopt ASU 2016-02 on January 1, 2019 using the cumulative-effect adjustment transition method approved by the FASB in July 2018. We are in the process of implementing changes to our processes and internal controls to meet the new reporting and disclosure requirements. We have implemented a software tool to assist us in the calculation of the amount of additional assets and liabilities to be included on our consolidated balance sheet related to leases currently classified as operating leases with durations greater than twelve months. In addition to existing lease agreements, we are also reviewing service contracts and other agreements to determine if they contain an embedded lease. We continue to evaluate the expected impact of ASU 2016-02 on disclosures, but do not anticipate any material changes to operating results or liquidity as a result of right-of-use assets and corresponding lease liabilities that will be recorded.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provides new accounting guidance to simplify and improve the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2017-02 on January 1, 2019.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Revenue from Contracts with Customers

Our two primary revenue streams are (i) software delivery, support and maintenance and (ii) client services. Software delivery, support and maintenance revenue consists of all of our proprietary software sales (either under a perpetual or term license delivery model), subscription-based software sales, transaction-related revenue, the resale of hardware and third-party software and revenue from post-contract client support and maintenance services, which include telephone support services, maintaining and upgrading software and ongoing enhanced maintenance. Client services revenue consists of revenue from managed services solutions, such as private cloud hosting, outsourcing and revenue cycle management, as well as other client services and project-based revenue from implementation, training and consulting services. For some clients, we host the software applications licensed from us using our own or third-party servers. For other clients, we offer an outsourced service in which we assume partial to total responsibility for a healthcare organization’s IT operations using our employees.

Adoption of New Revenue Standard (“ASC 606”)

In May 2014, the FASB issued ASC 606 to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under the previous FASB Accounting Standards Codification 605, Revenue Recognition (“ASC 605”), including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation and accounting for significant financing components. Additionally, ASC 606 provides guidance related to costs of obtaining a contract with a customer that an entity expects to recover.

The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  We adopted the standard effective on January 1, 2018 using the modified retrospective method. We also implemented internal controls, and continue to refine our updated processes and key systems to allow us to continue to comply with the new requirements.

The reported results for the three and nine months ended September 30, 2018 reflect the adoption of ASC 606. The comparative information for the three and nine months ended September 30, 2017 has not been restated and will continue to be reported under the previous guidance of ASC 605, which was in effect during that period. The table below reflects the cumulative adjustments that were made to balances previously reported in the condensed consolidated balance sheet as of December 31, 2017. During the nine months ended September 30, 2018, we identified additional cumulative adjustments, which resulted in a decrease to Accumulated deficit of $14.8 million, an increase to Accounts receivable, net of $0.6 million, an increase to Contract assets of $13.9 million, an increase to Deferred taxes, net of $5.2 million and a decrease to Deferred revenue, current of $5.5 million.

	As Reported	Adjustments	Adjusted
(In thousands)	December 31, 2017	due to ASC 606	January 1, 2018
Accounts receivable, net	$567,873	$(31,948)	$535,925
Contract assets	0	90,449	90,449
Prepaid expenses and other current assets	115,463	11,646	127,109

Deferred revenue, current	546,830	(12,901)	533,929
Deferred revenue, long-term	24,047	0	24,047
Deferred taxes, net	93,643	21,668	115,311
Accumulated deficit	(338,150)	61,380	(276,770)

The adoption of ASC 606 had no impact on cash from or used in operating, financing or investing activities reported in our consolidated statement of cash flows for the year ended December 31, 2017. The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three and nine months ended September 30, 2018 to the pro-forma amounts assuming the previous guidance of ASC 605 had been in effect:

	September 30, 2018
(In thousands)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Accounts receivable, net	$520,381	$52,523	$572,904
Contract assets	71,745	(71,745)	0
Prepaid expenses and other current assets	131,826	(13,184)	118,642
Contract assets - long-term	52,555	(52,555)	0

Deferred revenue, current	506,568	21,522	528,090
Deferred taxes, net	124,294	(27,816)	96,478
Accumulated deficit	(251,363)	(78,667)	(330,030)

	Three Months Ended September 30, 2018
(In thousands, except per share amounts)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Software delivery, support and maintenance	$330,397	$(4,351)	$326,046
Client services	191,882	(5,516)	186,366
Gross profit	218,371	(9,119)	209,252
Selling, general and administrative expenses	133,214	247	133,461
Income (loss) from operations	2,410	(9,366)	(6,956)
Loss from continuing operations before income taxes	(27,635)	(9,598)	(37,233)
Income tax benefit	3,789	2,522	6,311
Net loss	(23,846)	(7,076)	(30,922)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(35,991)	$(7,076)	$(43,067)
Loss per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.20)	$(0.04)	$(0.24)
Loss per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.20)	$(0.04)	$(0.24)

	Nine Months Ended September 30, 2018
(In thousands, except per share amounts)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Software delivery, support and maintenance	$996,569	$(15,486)	$981,083
Client services	565,213	(7,469)	557,744
Gross profit	652,009	(22,539)	629,470
Selling, general and administrative expenses	425,365	140	425,505
Loss from operations	(60,707)	(22,679)	(83,386)
Income (loss) from continuing operations before income taxes	15,160	(23,435)	(8,275)
Income tax (provision) benefit	3,020	6,148	9,168
Net income	21,911	(17,287)	4,624
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(11,041)	$(17,287)	$(28,328)
Loss per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.06)	$(0.10)	$(0.16)
Loss per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(0.06)	$(0.10)	$(0.16)

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

Costs to Obtain or Fulfill a Contract

Under ASC 605, we only capitalized direct sales commissions that were specifically associated with new or renewal contracts. The new revenue recognition guidance under ASC 606 requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. As part of our implementation efforts, we identified certain indirect commissions and other payments that were eligible for capitalization under ASC 606 as they were incremental costs solely associated with new or renewal contracts that we expected to recover. Certain costs related to the fulfillment of contracts are also capitalized. As a result, we recorded a deferral for such costs of $8.6 million, net of tax, upon adoption of the new guidance on January 1, 2018, which was included in the cumulative effect of initially applying ASC 606.

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

At September 30, 2018, we had capitalized costs to obtain or fulfill a contract of $26.6 million in Prepaid and other current assets and $34.2 million in Other assets. During the three months ended September 30, 2018, we recognized $7.5 million of amortization expense related to such capitalized costs, of which $7.4 million is included in selling, general and administrative expenses and $0.1 million is included in cost of revenue in our consolidated statements of operations. During the nine months ended September 30, 2018, we recognized $23.3 million of amortization expense related to such capitalized costs, of which $22.9 million is included in selling, general and administrative expenses and $0.4 million is included in cost of revenue in our consolidated statement of operations.

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

One of the product offerings under our CareInMotionTM platform requires significant client service customization to enable the functionality of the software before the customer can obtain benefit from using the product. The significant customization cannot be performed by a third party. Software products and client services are separately identifiable in these contracts, but the performance obligations are not considered distinct in the context of the contract. Therefore, these products and services are treated as a combined performance obligation.

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

The breakdown of revenue recognized related based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018
Revenue related to deferred revenue balance at beginning of period	$204,297	$215,519	$177,692
Revenue related to new performance obligations satisfied during the period	257,222	244,082	290,145
Revenue recognized under "right-to-invoice" expedient	49,638	62,812	51,587
Reimbursed travel expenses, shipping and other revenue	2,769	3,164	2,855
Total revenue	$513,926	$525,577	$522,279

           The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.7 billion as of September 30, 2018, of which we expect to recognize approximately 39% over the next 12 months, and the remaining 61% thereafter.

Transaction price and allocation

Our contracts with customers often include multiple distinct performance obligations such as software licenses, software support and maintenance, hardware, client services, private cloud hosting and Software-as-a-Service. We adjust the transaction price on a contract-by-contract basis for (i) the effect of the time value of money when a contract has a significant financing component and/or (ii) customer discounts and incentives deemed to be variable consideration. We then allocate the contract transaction price to the distinct performance obligations in the contract. Such allocation is based on the stand-alone selling price (“SSP”) of each distinct performance obligation. The transaction price allocated to each distinct performance obligation is adjusted for discounts offered to customers that are outside of the Company’s established sufficiently narrow ranges for distinct performance obligations’ SSPs on a relative SSP basis.

For each distinct performance obligation, we use observable stand-alone pricing to determine the SSP. Such observable SSPs are based upon our listed sales prices and consider discounts offered to customers. In instances where SSP is not directly observable because we do not sell the product or service separately, we determine the SSP through the residual approach or cost-plus margin models using information that includes market conditions and other observable inputs. Such instances primarily relate to sales of new products and service offerings and our acute suite of software licenses. Our acute suite of software licenses is sold to a diverse set of customers for a broad range of amounts and, therefore, SSP is not discernible from past transactions due to the high variability of selling prices.

Our products and services are generally not sold with a right of return, except for certain hardware sales, which are not material to our consolidated revenue. We may provide credits or incentives on a contract-by-contract basis which are accounted for either as a material right or as variable consideration, respectively, when allocating the transaction price. Such credits and incentives have historically not been significant.  We do not provide additional warranties to clients above and beyond warranties that the solutions purchased will perform in accordance with the agreed-upon specifications. On rare occasions, when additional warranties are granted, we evaluate on a case-by-case basis whether the additional warranty granted represents a separate performance obligation.

The majority of our contracts contain provisions that require customer payment no later than one year from the transfer of control of the related performance obligation. Some of our contracts contain a significant financing component resulting in a time value of money adjustment when the distinct performance obligation, such as software licenses, is delivered at a point in time, but the customer payments are over an extended future period that can range from 2 to 10 years. The time value of money adjustment is excluded from the transaction price at contract inception and is recognized over the respective future payment term as interest income. The discount rate used is determined at the time of contract inception and is based on investment grade bond rates with duration equal to the expected payment term. Interest income recognized totaled $0.2 million and $0.7 million during the three and nine months ended September 30, 2018, respectively.

Accounting Policy Elections and Practical Expedients

We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.

Within the normal course of business, we contract with customers to deliver and ship tangible products, such as computer hardware. In these situations, the control of the products transfers to the customer when the product reaches the shipper based on free on board (FOB) shipping clauses. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. Instead, we record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

Additionally, our standard contract terms allow for the reimbursement by a customer for certain travel expenses necessary to provide on-site services to the customer, such as implementation and training. Such reimbursed travel expenses are reported on a gross basis. Since such reimbursed travel expenses do not represent a distinct good or service nor incremental value provided to a customer, a performance obligation is deemed not to exist. In certain situations, however, when the allowable reimbursable expenses amount is capped, we believe that such cap represents the most likely amount of variable consideration and the capped amount is included in the total contract transaction price.

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

The majority of our revenue is recognized over time because a customer continuously and simultaneously receives and consumes the benefits of our performance. The exceptions to this pattern are our sales of perpetual and term software licenses, and hardware, where we determined that a customer obtains control of the asset upon granting of access, delivery or shipment. The following table summarizes the pattern of revenue recognition for our most significant performance obligations:

Performance Obligation	Revenue Type	Recurring or Non-recurring Nature	Revenue Recognition Pattern	Measure of progress
Support and maintenance ("SMA")	Software delivery, support and maintenance	Recurring	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Software as a service ("SaaS")	Software delivery, support and maintenance	Recurring	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Private cloud hosting	Client services	Recurring	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Client/Education services	Client services	Non-recurring	Over time	Input method (cost to cost) – revenue is recognized proportionally over the service implementation based on hours
Outsourcing services	Client services	Recurring	Over time	Input method (cost to cost) – revenue is recognized proportionally over the outsourcing period
Payerpath (transaction volume)	Software delivery, support and maintenance	Recurring	Over time	Output method ("right-to-invoice" practical expedient) – value transferred to the customer is reflected on invoicing.
Software licenses	Software delivery, support and maintenance	Non-recurring	Point in time	Upon electronic delivery
Hardware	Software delivery, support and maintenance	Non-recurring	Point in time	Upon shipment

Recurring software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, and recurring transaction-related revenue. Non-recurring software delivery, support and maintenance revenue consists of perpetual software licenses sales, resale of hardware and non-recurring transaction-related revenue. Recurring client services revenue consists of revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management. Non-recurring client services revenue consists of project-based client services revenue.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Software delivery, support and maintenance
Recurring revenue	$285,564	$230,577	$873,010	$682,107
Non-recurring revenue	44,833	58,525	123,559	150,216
Total software delivery, support and maintenance	330,397	289,102	996,569	832,323
Client services
Recurring revenue	$136,015	$109,285	$392,874	$314,567
Non-recurring revenue	55,867	51,055	172,339	142,118
Total client services	191,882	160,340	565,213	456,685
Total revenue	$522,279	$449,442	$1,561,782	$1,289,008

	Three Months Ended September 30, 2018
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$225,259	$51,613	$56,283	$(2,758)	$0	$330,397
Client services	156,202	8,065	35,799	(8,184)	0	191,882
Total revenue	$381,461	$59,678	$92,082	$(10,942)	$0	$522,279

	Three Months Ended September 30, 2017
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$192,351	$40,896	$52,588	$3,267	$0	$289,102
Client services	127,145	3,627	31,030	(1,462)	0	160,340
Total revenue	$319,496	$44,523	$83,618	$1,805	$0	$449,442

	Nine Months Ended September 30, 2018
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$691,084	$163,708	$157,479	$(3,666)	$(12,036)	$996,569
Client services	453,853	22,743	103,455	(17,029)	2,191	565,213
Total revenue	$1,144,937	$186,451	$260,934	$(20,695)	$(9,845)	$1,561,782

	Nine Months Ended September 30, 2017
(In thousands)	Clinical and Financial Solutions	Population Health	Netsmart	Unallocated	Discontinued Operations	Total
Software delivery, support and maintenance	$553,493	$119,606	$148,633	$10,591	$0	$832,323
Client services	366,294	10,854	86,413	(6,876)	0	456,685
Total revenue	$919,787	$130,460	$235,046	$3,715	$0	$1,289,008

3. Business Combinations

2018 Business Combinations

Acquisition of Health Grid

On May 18, 2018, we acquired all the capital stock of Health Grid Holding Company, a Delaware corporation (“Health Grid”), for a total price of $110.0 million, consisting of an initial payment of $60.0 million plus up to an aggregate of $50.0 million in future earnout payments based on Health Grid achieving certain revenue targets over the three years following the acquisition (subject to adjustments for net working capital, cash, debt and transaction expenses). At the time of closing, we pre-paid $10.0 million of the earnout payments and the remaining contingent consideration of up to $40.0 million was valued at $23.9 million. Health Grid is a patient engagement solutions provider that assists independent providers, hospitals and health systems to improve patient interactions and satisfaction. We plan to integrate the capabilities of Health Grid into our FollowMyHealth® platform. The consideration paid for Health Grid is shown below:

(In thousands)
Aggregate purchase price	$60,000
First earnout payment paid by Allscripts	10,000
Fair value of contingent consideration payment	23,915
Closing purchase price adjustments	2,009
Total consideration paid for Health Grid	$95,924

The allocation of the fair value of the consideration transferred as of the acquisition date of May 18, 2018 is shown in the table below. This allocation is preliminary as working capital balances are subject to changes. The goodwill is not expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$1,783
Accounts receivable, net	3,968
Prepaid expenses and other assets	185
Fixed assets	200
Intangible assets	41,000
Goodwill	53,953
Accounts payable and accrued expenses	(478)
Deferred revenue	(700)
Long-term deferred tax liability	(3,987)
Net assets acquired	$95,924

The following table summarizes the preliminary fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	15	$28,000
Technology	8	13,000
		$41,000

We incurred $0.2 million and $0.5 million of acquisition costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2018, respectively. The results of operations of Health Grid were not material to our consolidated results of operations for the three and nine months ended September 30, 2018.

Acquisition of Practice Fusion, Inc.

On February 13, 2018, we completed the acquisition of Practice Fusion, Inc., a Delaware corporation (“Practice Fusion”), for aggregate consideration of $113.6 million paid in cash. Practice Fusion offers an affordable certified cloud-based electronic health record (“EHR”) for traditionally hard-to-reach small, independent physician practices. The consideration paid for Practice Fusion is shown below:

(In thousands)
Aggregate purchase price	$100,000
Add: Net working capital surplus	373
Add: Closing cash	14,951
Less: Adjustment to assumed indebtedness	(1,684)
Total consideration paid for Practice Fusion	$113,640

The allocation of the fair value of the consideration transferred as of the acquisition date of February 13, 2018 is shown in the table below. The allocation of the purchase price was finalized during the third quarter of 2018. The goodwill is not expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$14,951
Accounts receivable, net	13,328
Prepaid expenses and other current assets	809
Fixed assets	1,764
Intangible assets	67,200
Goodwill	35,234
Other assets	42
Accounts payable and accrued expenses	(7,620)
Deferred revenue	(2,400)
Long-term deferred tax liability	(8,853)
Other liabilities	(815)
Net assets acquired	$113,640

The following table summarizes the fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships - Physician Practices	15	$28,700
Customer Relationships - Pharmaceutical Partners	20	19,800
Technology	8	14,800
Tradenames	10	3,900
		$67,200

We incurred $0.0 million and $0.8 million of acquisition costs which are included in selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2018, respectively. The results of operations of Practice Fusion were not material to our consolidated results of operations for the three and nine months ended September 30, 2018.

Acquisition of Barista Operations, LLC

On July 2, 2018, ECS Acquisition Co. LLC, a Delaware limited liability company and a wholly-owned subsidiary of Netsmart (the “Purchaser”), purchased from Change Healthcare Technologies, LLC, a Delaware limited liability company (“CHT”), and Change Healthcare Holdings, LLC, a Delaware limited liability company (“CHC” and, together with CHT, the “Sellers”), all issued and outstanding membership interests of Barista Operations, LLC, a Delaware limited liability company (“Barista”). Barista owns and operates the extended care solutions business of Sellers and their subsidiaries providing information technology solutions and services to the Care at Home industry, which comprises the Extended Care Solutions business of McKesson Technology Solutions that was contributed to CHC by McKesson Corporation effective March 1, 2017. The purchase price for the acquisition was $167.5 million and was funded through borrowings under the Netsmart Credit Agreements. The purchase price is subject to adjustments for net working capital. Additionally, $2.5 million of the purchase price was deposited into escrow at the closing of the acquisition and is subject to release to the Sellers or to the Purchaser based on the achievement of certain revenue thresholds.

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

The allocation of the fair value of the consideration transferred as of the acquisition date of July 2, 2018 is shown in the table below. This allocation is preliminary as balances are subject to changes. The goodwill is deductible for tax purposes and will be amortized over 15 years for tax purposes.

(In thousands)
Accounts receivable, net	$4,470
Contract assets	800
Prepaid expenses and other assets	407
Fixed assets	2,842
Intangible assets	64,000
Goodwill	99,938
Other assets	281
Accounts payable	(1,005)
Accrued expenses	(764)
Deferred revenue	(5,838)
Other liabilities	(300)
Net assets acquired	$164,831

The following table summarizes the fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	16	$55,500
Technology	5	8,500
		$64,000

Other Acquisitions and Divestiture

On June 15, 2018, we acquired all the outstanding minority interest in a third party for $6.9 million. We initially acquired a controlling interest in the third party in April 2015. Therefore, this transaction was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2018.

On April 2, 2018, Allscripts Healthcare, LLC, a wholly-owned subsidiary of the Company (“Healthcare LLC”), and certain subsidiaries of Healthcare LLC and Hyland Software, Inc., an Ohio corporation (“Hyland”), completed the transactions contemplated by an Asset Purchase Agreement (the “Asset Purchase Agreement”) by which Hyland acquired substantially all of the assets of the Allscripts’ business providing hospitals and health systems document and other content management software and services generally known as “OneContent.” Allscripts acquired the OneContent business during the fourth quarter of 2017 through the acquisition of the EIS Business (as defined below). Certain assets of Allscripts relating to the OneContent business were excluded from the transaction and retained by Allscripts, as described in the Asset Purchase Agreement. In addition, Hyland assumed certain liabilities related to the OneContent business under the terms of the Asset Purchase Agreement. The total consideration for the OneContent business was $260 million, which was subject to certain adjustments for liabilities assumed by Hyland and net working capital as described in the Asset Purchase Agreement. We realized a gain upon sale of $177.9 million which is included in the “Gain on sales of businesses, net” line in our consolidated statements of operations for the nine months ended September 30, 2018.

On March 15, 2018, we entered into an agreement with a third party to contribute certain assets and liabilities of our Strategic Sourcing business unit, acquired as part of the acquisition of the EIS Business in 2017, into a new entity. We were also obligated to contribute $2.7 million of cash as additional consideration, which was paid in April 2018. In exchange for our contributions, we obtained a 35.7% interest in the new entity, which was valued at $4.0 million, and is included in Other assets in our consolidated balance sheet as of September 30, 2018. This investment is accounted for under the equity method of accounting. As a result of this transaction, we recognized an initial loss of $0.9 million and $4.7 million in additional losses due to measurement period adjustments upon the finalization of carve-out balances, mainly related to accounts receivable. These losses are included on the “Gain on sale of businesses, net” line in our consolidated statements of operations for the nine months ended September 30, 2018.

On February 6, 2018, we acquired all of the common stock of a cloud-based analytics software platform provider for a purchase price of $8.0 million in cash. The allocation of the consideration is as follows: $3.7 million of intangible assets related to technology; $0.6 million to customer relationships; $4.8 million of goodwill; $0.8 million to accounts receivable; accounts payable of $0.2 million; deferred revenue of $0.6 million and $1.1 million of long-term deferred income tax liabilities. The allocation was finalized in the third quarter of 2018. The acquired intangible asset related to technology will be amortized over 8 years using a method that approximates the pattern of economic benefits to be gained from the intangible asset. The customer relationship will be amortized over one year. The goodwill is not expected to be deductible for tax purposes. The results of operations of this acquisition were not material to our consolidated results of operations for the three and nine months ended September 30, 2018.

On January 31, 2018, Netsmart entered into a Unit Purchase Agreement with a third-party provider of billing solutions, for aggregate consideration of $5.4 million, plus net working capital consideration relative to a predetermined target, to acquire 100% of the equity of the entity. This transaction has been accounted for as a business combination. Of the total consideration, $2.0 million was paid in cash at closing with the remaining $3.6 million to be paid evenly on the first and second anniversaries of closing. This transaction resulted in the preliminary recognition of goodwill of $2.5 million. The purchase accounting for this transaction has not yet been completed. The results of operations of this acquisition were not material to our consolidated results of operations for the three and nine months ended September 30, 2018.

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

Acquisition of the Patient/Provider Engagement Solutions Business from NantHealth, Inc.

On August 25, 2017, the Company completed the acquisition of substantially all of the assets relating to the provider/patient engagement solutions business of NantHealth, Inc. (“NantHealth”). During the nine months ended September 30, 2018, measurement period adjustments to the purchase price allocation were recorded which resulted in an increase in goodwill of $0.1 million. The allocation of the purchase price was finalized during the third quarter of 2018.

Acquisition of the Enterprise Information Solutions Business from McKesson Corporation

On October 2, 2017, Healthcare LLC completed the acquisition of McKesson Corporation’s Enterprise Information Solutions Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson Corporation. The acquisition of the EIS Business was based on a total enterprise value of $185.0 million. During the nine months ended September 30, 2018, we recorded measurement period adjustments to the purchase price allocation which resulted in an increase in goodwill of $39.6 million, primarily resulting from an increase in deferred revenue of $44.0 million, a decrease in working capital of $1.8 million, and an increase in tax liabilities of $0.4 million, partially offset by increases in identified intangible assets of $6.6 million. At September 30, 2018 the purchase price allocation remains subject to further adjustment, primarily with respect to certain acquired intangible assets and deferred revenue.

Formation of Joint Business Entity and Acquisition of Netsmart, Inc.

On March 20, 2016, we entered into a Contribution and Investment Agreement with GI Netsmart Holdings LLC, a Delaware limited liability company (“GI Partners”), to form a joint business entity to which we contributed our HomecareTM business and GI Partners made a cash contribution. On April 19, 2016, the joint business entity acquired Netsmart, Inc., a Delaware corporation. As a result of these transactions (the “Netsmart Transaction”), the joint business entity combined the Allscripts HomecareTM business with Netsmart, Inc. Throughout this Form 10-Q, the joint business entity is referred to as “Netsmart”. As part of the Netsmart Transaction, we deposited $15 million in an escrow account to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart over five years, at which time the restriction on any unused funds will lapse. As of September 30, 2018, there is $7.0 million remaining in the escrow account.

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

The revenue and earnings of the EIS Business, since October 2, 2017, and NantHealth, since August 25, 2017, are included in our consolidated statement of operations. NantHealth revenue and net loss since the date of acquisition included in consolidated statement of operations for the three and nine months ended September 30, 2017 was $0.6 million and $0.6 million, respectively. The below supplemental pro forma revenue and net loss of the combined entity is presented as if both acquisitions had occurred on January 1, 2016.

(In thousands, except per share amounts)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Supplemental pro forma data for combined entity:
Revenue	$551,497	$1,596,570
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$14,713	$(195,899)
Loss per share, basic and diluted	$(0.08)	$(1.08)

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. We held no Level 1 financial instruments at September 30, 2018 or December 31, 2017.

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

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. The sensitivity of changes in the unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations. Refer to Note 10, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments. Our Level 3 financial liabilities also include the estimated fair value of contingent consideration related to completed acquisitions. Such fair values are based on discounted cash flow analyses reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk and the time value of money. The largest outstanding contingent consideration amount relates to Health Grid and was valued at $23.9 million at September 30, 2018.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	September 30, 2018				December 31, 2017
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$0	$0	$0	$0	$1,136	$0	$1,136
1.25% Call Option	Other assets	0	0	33,471	33,471	0	0	46,578	46,578
Contingent consideration	Other assets	0	0	3,129	3,129	0	0	2,830	2,830
Total assets		$0	$0	$36,600	$36,600	$0	$1,136	$49,408	$50,544

Foreign exchange derivative assets	Other current liabilities	$0	$1,560	$0	$1,560	$0	$0	$0	$0
Contingent consideration	Accrued expenses	0	0	12,386	12,386	0	0	2,842	2,842
Contingent consideration	Other liabilities	0	0	16,106	16,106	0	0	5,638	5,638
1.25% Embedded cash conversion option	Other liabilities	0	0	34,907	34,907	0	0	47,777	47,777
Total liabilities		$0	$1,560	$63,399	$64,959	$0	$0	$56,257	$56,257

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2018 are summarized as follows:

(in thousands)
Balance at December 31, 2017	$6,849
Additions	24,425
Payments	(3,934)
Fair value adjustments	(541)
Balance at September 30, 2018	$26,799

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of
	Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at September 30, 2018	Cost	September 30, 2018	December 31, 2017
Equity method investments (1)	8	$5,658	$7,788	$3,258
Cost method investments	4	32,970	14,601	26,755
Total long-term equity investments	12	$38,628	$22,389	$30,013

_________________________________

(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of September 30, 2018, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital, and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, we perform an assessment of our long-term equity investments on an individual basis to determine if there have been any declines in fair value. As a result of these assessments, we recognized non-cash impairment charges of $15.5 million during the nine months ended September 30, 2018 related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment. The non-cash impairment charges are included in the “Impairment of long-term investments” line in our consolidated statements of operations for the nine months ended September 30, 2018. No non-cash impairment charges were recognized in the three months ended September 30, 2018.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility and Netsmart’s non-recourse Credit Agreements (as defined in Note 8, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of September 30, 2018, since the effective interest rate on the 1.25% Notes approximates current market rates. Refer to Note 8, “Debt,” for further information regarding our long-term financial liabilities.

5. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2018 and 2017 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. In addition, the three and nine months ended September 30, 2018 and 2017 include stock-based compensation expense related to Netsmart’s time-based liability classified option awards. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Cost of revenue:
Software delivery, support and maintenance	$498	$378	$1,565	$2,491
Client services	1,103	899	3,679	3,464
Total cost of revenue	1,601	1,277	5,244	5,955
Selling, general and administrative expenses	7,225	7,193	20,934	17,793
Research and development	2,395	1,934	7,362	6,643
Total stock-based compensation expense	$11,221	$10,404	$33,540	$30,391

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and nine months ended September 30, 2018 and 2017.

We granted stock-based awards as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	0	$0.00	3,468	$12.87
Performance-based restricted stock units with a service condition	0	$0.00	524	$15.74
Market-based restricted stock units with a service condition	0	$0.00	0	$0.00
	0	$0.00	3,992	$13.25

During the nine months ended September 30, 2018 and the year ended December 31, 2017, 1.5 million and 1.3 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the nine months ended September 30, 2018 and year ended December 31, 2017 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2018 and 2017 were 629 thousand and 569 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 17, 2016, we announced that our Board approved a stock purchase program (the “2016 Program”) under which we may repurchase up to $200 million of our common stock through December 31, 2019. On August 2, 2018, we announced that our Board approved a new stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020, replacing the 2016 Program. We have not repurchased any shares of our common stock under the 2018 Program as of September 30, 2018. We repurchased 7.7 million shares of our common stock under the 2016 Program for a total of $101.9 million during the nine months ended September 30, 2018, of which none were repurchased during the three months ended September 30, 2018. During the nine months ended September 30, 2017, we repurchased 1.0 million shares of our common stock under the 2016 Program for a total of $12.1 million. We repurchased no shares during the three months ended September 30, 2017. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Netsmart Stock-based Compensation Expense

Stock-based compensation expense related to Netsmart’s time-based liability classified option awards totaled $1.1 million and $3.5 million, respectively, during the three and nine months ended September 30, 2018. Stock-based compensation expense (benefit) related to Netsmart’s time-based liability classified option awards totaled $2.4 million and ($0.6) million during the three and nine months ended September 30, 2017, respectively.

At September 30, 2018, the liability for outstanding awards was $11.6 million. As of September 30, 2018, the weighted average fair value per option unit using the Black‑Scholes‑Merton option pricing model was estimated at $0.30, as compared to $0.54 at December 31, 2016. A significant portion of the decrease in fair value occurred during the first quarter of 2017 and resulted in the reversal of previously recognized stock-based compensation expense during the three months ended March 31, 2017, as required under the liability method of accounting.

During the three and nine months ended September 30, 2018, 1.4 million option unit awards were granted by Netsmart.

6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted-average shares of common stock outstanding and dilutive common stock equivalents. Dilutive common stock equivalents consist of stock options, restricted stock unit awards and warrants calculated under the treasury stock method.

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Basic earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$(23,846)	$(17,462)	$18,180	$(169,038)
Less: Net loss (income) attributable to non-controlling interests	4	(163)	3,494	(352)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,149)	(10,962)	(36,446)	(32,887)
Net income (loss) from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(35,991)	$(28,587)	$(14,772)	$(202,277)
Net (loss) income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	0	3,731	0
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(35,991)	$(28,587)	$(11,041)	$(202,277)

Weighted-average common shares outstanding	174,638	180,634	176,942	180,864

Basic earnings (loss) from continuing operations per Common Share	$(0.20)	$(0.16)	$(0.09)	$(1.12)
Basic income from discontinued operations per Common Share	0.00	0.00	0.03	0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.20)	$(0.16)	$(0.06)	$(1.12)

Diluted earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$(23,846)	$(17,462)	$18,180	$(169,038)
Less: Net loss (income) attributable to non-controlling interests	4	(163)	3,494	(352)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,149)	(10,962)	(36,446)	(32,887)
Net income (loss) from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(35,991)	$(28,587)	$(14,772)	$(202,277)
Net (loss) income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	0	3,731	0
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(35,991)	$(28,587)	$(11,041)	$(202,277)

Weighted-average common shares outstanding	174,638	180,634	176,942	180,864
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	174,638	180,634	176,942	180,864

Diluted earnings (loss) from continuing operations per Common Share	$(0.20)	$(0.16)	$(0.09)	$(1.12)
Diluted income from discontinued operations per Common Share	0.00	0.00	0.03	0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.20)	$(0.16)	$(0.06)	$(1.12)
Due to the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and nine months ended September 30, 2018, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for those periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	24,191	26,085	24,688	26,636

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$714,983	$(450,727)	$264,256	$695,354	$(405,114)	$290,240
Customer contracts and relationships	1,030,563	(500,184)	530,379	922,492	(464,860)	457,632
Total	$1,745,546	$(950,911)	$794,635	$1,617,846	$(869,974)	$747,872

Intangibles not subject to amortization:
Registered trademarks			$79,000			$79,000
Goodwill			2,207,967			2,004,953
Total			$2,286,967			$2,083,953

Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2018 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Netsmart	Total
Balance as of December 31, 2017	$861,615	$431,132	$712,206	$2,004,953
Additions arising from business acquisitions:
Practice Fusion	35,234	0	0	35,234
Barista Operations, LLC	0	0	99,938	99,938
Health Grid	0	53,953	0	53,953
Other acquisitions	4,492	0	2,522	7,014
Total arising from business acquisitions	39,726	53,953	102,460	196,139
Increases (decreases) due to measurement period adjustments related to prior year acquisitions:
NantHealth provider/patient solutions business	0	117	0	117
Enterprise Information Solutions business	28,182	11,432	0	39,614
Total increases (decreases) due to measurement period adjustments:	28,182	11,549	0	39,731
Total additions to goodwill	67,908	65,502	102,460	235,870
Divestitures	0	(32,306)	0	(32,306)
Foreign exchange translation	(550)	0	0	(550)
Balance as of September 30, 2018	$928,973	$464,328	$814,666	2,207,967

There were no accumulated impairment losses associated with our goodwill as of September 30, 2018 or December 31, 2017.

Other additions during the first nine months of 2018 include $4.5 million arising from Allscripts’ purchase of a cloud-based analytics software platform provider, and $2.5 million arising from Netsmart’s acquisition of a third party provider of billing solutions. Goodwill was reduced by $2.2 million due to the divestiture of our strategic sourcing business unit, and by $30.1 million related to the OneContent divestiture. Refer to Note 3, “Business Combinations,” for additional information regarding these transactions.

Effective January 1, 2018, we made organizational changes that affected our Clinical and Financial Solutions and Population Health reportable segments. As a result of these changes, the dbMotion business unit, formerly included in the Population Health operating segment within the Population Health reportable segment, is now aligned with the Hospitals and Health Systems operating segment within the Clinical and Financial solutions reportable segment.  Effective July 1, 2018, we made an additional organizational change within our Clinical and Financial Solutions reportable segment. This change included the transfer of the Payerpath business unit, formerly included in the Payer and Life Sciences operating segment, to the Ambulatory operating segment. Refer to Note 14, “Business Segments,” for additional information.

We performed our annual goodwill impairment test as of October 1, 2017, our annual testing date, and again as of January 1, 2018 and July 1, 2018 in connection with the organizational changes referred to above. While there was no impairment indicated as a result of both the January 1, 2018 and July 1, 2018 tests, the estimated fair value of our Hospitals and Health Systems reporting unit exceeded the unit’s carrying value by 10%. The fair values of all other reporting units substantially exceeded their carrying values. As of March 31, 2018, the goodwill allocated to the Hospitals and Health Systems reporting unit was $511.2 million. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. Because the fair value of the Hospitals and Health Systems reporting unit was not substantially in excess of its carrying value at January 1, 2018, there is an increased risk that any adverse trends in the foregoing assumptions with respect to the Hospitals and Health Systems reporting unit could cause the estimated fair value to fall below the carrying value, which would result in a material impairment of the reporting unit’s goodwill.

8. Debt

Debt outstanding, excluding capital leases, consists of the following:

	September 30, 2018			December 31, 2017
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$25,620	$319,380	$345,000	$35,978	$309,022
Senior Secured Credit Facility	708,750	6,588	702,162	628,750	3,360	625,390
Netsmart Non-Recourse Debt:
First Lien Term Loan	642,739	10,361	632,378	479,316	10,950	468,366
Second Lien Term Loan	167,000	6,632	160,368	167,000	7,418	159,582
Total debt	$1,863,489	$49,201	$1,814,288	$1,620,066	$57,706	$1,562,360
Less: Debt payable within one year - excluding Netsmart	20,000	484	19,516	28,125	438	27,687
Less: Debt payable within one year - Netsmart	6,575	2,318	4,257	4,866	2,111	2,755
Total long-term debt, less current maturities	$1,836,914	$46,399	$1,790,515	$1,587,075	$55,157	$1,531,918

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest expense	$9,353	$5,577	$25,437	$15,079
Amortization of discounts and debt issuance costs	3,899	3,674	11,489	10,867
Netsmart:
Interest expense (1)	14,266	12,107	40,292	34,188
Amortization of discounts and debt issuance costs	970	894	2,770	2,588
Write off of unamortized deferred debt issuance costs	855	0	855	0
Total interest expense	$29,343	$22,252	$80,843	$62,722

(1)	Includes interest expense related to capital leases.

Interest expense related to the 1.25% Notes, included in the table above, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Coupon interest at 1.25%	1,078	$1,078	$3,234	$3,234
Amortization of discounts and debt issuance costs	3,509	3,342	10,358	9,866
Total interest expense related to the 1.25% Notes	$4,587	$4,420	$13,592	$13,100

Allscripts Senior Secured Credit Facility

On February 15, 2018, Allscripts and Healthcare LLC entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the several banks and other financial institutions or entities from time to time party thereto, and Fifth Third Bank, KeyBank National Association, SunTrust Bank and Wells Fargo Bank, National Association, as syndication agents, amending and restating the Amended and Restated Credit Agreement, dated September 30, 2015, as amended on March 28, 2016 and December 22, 2016 (the “Prior Credit Agreement”). The Second Amended Credit Agreement provides for a $400 million senior secured term loan (an increase from the $250 million term loan provided under the Prior Credit Agreement) (the “Term Loan”) and a $900 million senior secured revolving facility (an increase from the $550 million revolving facility provided under the Prior Credit Agreement) (the “Revolving Facility”), each with a five-year term. The Term Loan is repayable in quarterly installments commencing on June 30, 2018. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. Proceeds from the borrowings under the Second Amended Credit Agreement were used for the refinancing of indebtedness under the Prior Credit Agreement.

The proceeds of the Revolving Facility can be used to finance Allscripts’ working capital needs and for general corporate purposes, including, without limitation, financing of permitted acquisitions, and for share repurchases. Allscripts is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $600 million, subject to certain conditions (an increase from the $300 million incremental facility permitted under the Prior Credit Agreement).

The initial applicable interest rate margin for Base Rate borrowings is 1.00%, and for Eurocurrency Rate borrowings is 2.00%. On and after September 30, 2018, the interest rate margins will be determined from a pricing table and will depend upon Allscripts’ total leverage ratio. The applicable margins for Base Rate borrowings under the Second Amended Credit Agreement range from 0.50% to 1.25% depending on Allscripts’ total leverage ratio (as compared to the 0.00% to 1.25% range provided under the Prior Credit Agreement). The applicable margins for Eurocurrency Rate loans range from 1.50% to 2.25%, depending on Allscripts’ total leverage ratio (as compared to the 1.00% to 2.25% range provided under the Prior Credit Agreement).

As of September 30, 2018, $390.0 million under the Term Loan, $318.8 million under the Revolving Facility, and $0.8 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of September 30, 2018, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 2.00%, which totaled 4.24%. We were in compliance with all covenants under the Second Amended Credit Agreement as of September 30, 2018.

As of September 30, 2018, we had $580.4 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

As of September 30, 2018, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

Netsmart Non-Recourse Debt

During the three months ended September 30, 2018, Netsmart amended its First and Second Lien Credit Agreements in order to finance the acquisition of Barista on July 2, 2018. The changes to the credit agreements included an increase to the principal of the First Lien Credit Agreement by $167.5 million and reductions to the interest rate spreads under the First Lien Credit Agreement from 4.5% to 3.75% (plus LIBOR) and under the Second Lien Credit Agreement from 9.5% to 7.5% (plus LIBOR). New debt issuance costs of $2.2 million were capitalized in connection with the amendments, while previously capitalized debt issuance costs $0.9 million were written off to interest expense due to changes in members of the lending syndicate.

As of September 30, 2018, $642.7 million under the Netsmart First Lien Term Loan, $167.0 million under the Netsmart Second Lien Term Loan and no amounts under the Netsmart Revolving Facility (collectively, the “Netsmart Credit Agreements”) were outstanding.

As of September 30, 2018, the interest rate on the borrowings under the Netsmart First Lien Term Loan was Adjusted LIBO rate plus 3.75%, which totaled 5.83%, the interest rate on the borrowings under the Netsmart Second Lien Term Loan was Adjusted LIBO rate plus 7.50%, which totaled 9.84%, and the interest rate on the borrowings under the Netsmart Revolving Facility was Adjusted LIBO rate plus 4.75%, which totaled 6.83%. Netsmart was in compliance with all covenants under the Netsmart Credit Agreements as of September 30, 2018.

As of September 30, 2018, Netsmart had $50.0 million available, with no outstanding letters of credit commitments, under the Netsmart Revolving Facility. There can be no assurance that Netsmart will be able to draw on the full available balance of the Netsmart Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

The following table summarizes future debt payment obligations as of September 30, 2018:

(In thousands)	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$345,000	$0	$0	$0
Term Loan	390,000	5,000	20,000	27,500	30,000	37,500	270,000
Revolving Facility (2)	318,750	0	0	0	0	0	318,750
Netsmart Non-Recourse Debt (2)
First Lien Term Loan (3)	642,739	1,644	6,575	6,575	6,575	6,575	614,795
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total debt	$1,863,489	$6,644	$26,575	$379,075	$36,575	$44,075	$1,370,545

(1)     Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2)     Assumes no additional borrowings after September 30, 2018, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

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

	Three Months Ended September,		Nine Months Ended September,
(In thousands)	2018	2017	2018	2017
(Loss) income from continuing operations before income taxes	$(27,635)	$(17,700)	$15,160	$(170,111)
Income tax benefit	$3,789	$238	$3,020	$1,073
Effective tax rate	13.7%	1.3%	(19.9%)	0.6%

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Effective in 2018, the Tax Act reduces the United States statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the Global Intangible Low-taxed Income ("GILTI") tax and Base Erosion and Anti-Abuse Tax (“BEAT”) rules, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional benefit of $20.8 million in our financial statements for the year ended December 31, 2017 in accordance with guidance in Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. This provisional benefit includes $26 million benefit for remeasurement of deferred tax balances to reflect the lower federal rate and expense of $5.2 million for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States. We will complete our analysis of the Tax Act by December 22, 2018, and any needed adjustments to the provisional amounts will be included in income tax expense or benefit in the fourth quarter of 2018, in accordance with SAB 118. We are continuing to assess the impacts of the Tax Act on the 2018 effective tax rate and income tax accounting, particularly the GILTI tax and BEAT rules.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at lower rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2018, compared with the prior year comparable period, differs primarily due to the reduced United States federal statutory rate, the estimated impact of the GILTI and BEAT provisions and the stricter executive compensation deduction provisions of the Tax Act, reflected in the provision for the three and nine months ended September 30, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the nine months ended September 30, 2018, we released $14.4 million of valuation allowance, mostly due to the utilization of capital loss carryforward against capital gain incurred during the nine months ended September 30, 2018.

Our unrecognized income tax benefits were $12.6 million and $12.0 million as of September 30, 2018 and December 31, 2017, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

10. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	September 30, 2018
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$1,560
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	33,471	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	34,907
Total derivatives		$33,471		$36,467

	December 31, 2017
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,136	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	46,578	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	47,777
Total derivatives		$47,714		$47,777

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of September 30, 2018, there were 15 forward contracts outstanding that were staggered to mature monthly starting in October 2018 and ending in December 2019. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2019. As of September 30, 2018, the total notional amount of the outstanding forward contracts ranged from 160 to 190 million INR, or the equivalent of $2.2 million to $2.6 million, based on the exchange rate between the United States dollar and the INR in effect as of September 30, 2018. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the three and nine months ended September 30, 2018, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of September 30, 2018, we estimate that $1.6 million of net unrealized derivative losses included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Foreign exchange contracts	$(1,803)	$(2,010)	Cost of Revenue	$(74)	$227
			Selling, general and administrative expenses	(50)	180
			Research and development	$(77)	$278

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Foreign exchange contracts	$16	$2,323	Cost of Revenue	$241	$674
			Selling, general and administrative expenses	184	515
			Research and development	$283	$793

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
1.25% Call Option	$15,043	$12,837	$(13,108)	$27,802
1.25% Embedded cash conversion option	(15,503)	(13,043)	12,870	(28,314)
Net loss included in other income, net	$(460)	$(206)	$(238)	$(512)

11. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2017 (1)	$(2,676)	$691	$(1,985)
Other comprehensive loss before reclassifications	(1,622)	(1,487)	(3,109)
Net gains reclassified from accumulated other comprehensive loss	0	(358)	(358)
Net other comprehensive loss	(1,622)	(1,845)	(3,467)
Balance as of September 30, 2018 (2)	$(4,298)	$(1,154)	$(5,452)

______________________________________________________

(1)	Net of taxes of $445 thousand for unrealized net gains on foreign exchange contract derivatives.
(2)	Net of taxes of $405 thousand for unrealized net losses on foreign exchange contract derivatives.

____________________________________________________________________________

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Losses on Available for Sale Securities (1)	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2016 (2)	$(6,028)	$(56,420)	$619	$(61,829)
Other comprehensive income (loss) before reclassifications	3,040	(106,355)	1,421	(101,894)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	162,865	(1,209)	161,656
Net other comprehensive income	3,040	56,510	212	59,762
Balance as of September 30, 2017 (3)	$(2,988)	$90	$831	$(2,067)

(1) Majority of unrealized losses as of December 31, 2016 relates to decline in fair value of NantHealth common stock.

(2)	Net of taxes of $402 thousand for unrealized net gains on foreign exchange contract derivatives and $61 thousand for unrealized net gains on available for sale securities.
(3)	Net of taxes of $531 thousand for unrealized net gains on foreign exchange contract derivatives and $58 thousand for unrealized net gains on available for sale securities.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2018			2017
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(60)	$0	$(60)	$693	$0	$693
Available for sale securities:
Net loss arising during the period	0	0	0	(20,704)	1	(20,703)
Net loss reclassified into income	0	0	0	20,700	0	20,700
Net change in unrealized (losses) gains on available for sale securities	0	0	0	(4)	1	(3)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(1,803)	468	(1,335)	16	(6)	10
Net losses (gains) reclassified into income (1)	201	(52)	149	(708)	276	(432)
Net change in unrealized (losses) gains on foreign exchange contracts	(1,602)	416	(1,186)	(692)	270	(422)
Net (loss) gain on cash flow hedges	(1,602)	416	(1,186)	(692)	270	(422)
Other comprehensive (loss) income	$(1,662)	$416	$(1,246)	$(3)	$271	$268

____________________________________________

(1)	Tax effects for the three months ended September 30, 2018 include $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income at December 31, 2017.

	Nine Months Ended September 30,
	2018			2017
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,622)	$0	$(1,622)	$3,040	$0	$3,040
Available for sale securities:
Net loss arising during the period	0	0	0	(106,358)	3	(106,355)
Net loss reclassified into income	0	0	0	162,865	0	162,865
Net change in unrealized gains on available for sale securities	0	0	0	56,507	3	56,510
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(2,010)	522	(1,488)	2,323	(902)	1,421
Net (gains) losses reclassified into income (1)	(685)	328	(357)	(1,982)	773	(1,209)
Net change in unrealized (losses) gains on foreign exchange contracts	(2,695)	850	(1,845)	341	(129)	212
Net (loss) gain on cash flow hedges	(2,695)	850	(1,845)	341	(129)	212
Other comprehensive (loss) income	$(4,317)	$850	$(3,467)	$59,888	$(126)	$59,762
(1)	Tax effects for the nine months ended September 30, 2018 include $149 thousand arising from the revaluations of tax effects included in accumulated other comprehensive income at December 31, 2017.

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

The EIS Business acquired from McKesson on October 2, 2017 is subject to a May 2017 civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York. The CID requests documents and information related to the certification McKesson obtained for Horizon Clinicals in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. In August 2018, McKesson received an additional CID seeking similar information for Paragon. McKesson has agreed, with respect to the CIDs, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition. To date, there has been no claim or legal proceeding against Allscripts related to this investigation.

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. In April 2018 and August 2018, Practice Fusion received additional requests for documents and information. These CIDs relate to the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program, compliance with the Anti-Kickback Statute and related business practices. To date, there has been no claim or legal proceeding against Practice Fusion related to this investigation.

On January 25, 2018, a complaint was filed in Surfside Non-Surgical Orthopedics, P.A. v. Allscripts Healthcare Solutions, Inc., No. 1:18-cv-00566, in the Northern District of Illinois. This is a purported class action lawsuit related to a January 18, 2018 ransomware attack, and alleges the following counts: (1) negligence, gross negligence and negligence per se; (2) breach of contract; (3) unjust enrichment; (4) violation of the Illinois Consumer Fraud Act; and (5) violation of the Illinois Deceptive Trade Practices Act. Plaintiff seeks to represent a class of customers seeking damages from Allscripts. Allscripts has moved to dismiss the Plaintiff’s complaint.

13. Discontinued Operations

Divestitures

Two of the product offerings acquired with the EIS Business, Horizon Clinicals and Series2000 Revenue Cycle, were sunset after March 31, 2018. The decision to discontinue maintaining and supporting these solutions was made prior to our acquisition of the EIS Business and, therefore, are presented below as discontinued operations. Until the end of the first quarter of 2018, we were involved in ongoing maintenance and support for these solutions until customers have transitioned to other platforms. No disposal gains or losses were recognized during the three and nine months ended September 30, 2018 related to these discontinued operations.

The following table summarizes the major classes of assets and liabilities of the discontinued operations specifically with the sunset businesses of Horizon Clinicals and Series2000 Revenue Cycle, as reported on the consolidated balance sheets as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Carrying amounts of major classes of assets associated with Horizon Clinicals and Series2000 Revenue Cycle included as part of discontinued operations:
Accounts receivable, net	$0	$8,196
Prepaid expenses and other current assets	0	3,080
Total assets attributable to discontinued operations	$0	$11,276

Carrying amounts of major classes of liabilities associated with Horizon Clinicals and Series2000 Revenue Cycle included as part of discontinued operations:
Accounts payable	$0	$114
Accrued expenses	2,261	5,599
Accrued compensation and benefits	0	7,728
Deferred revenue	0	7,241
Other classes of liabilities that are not major	0	676
Total liabilities attributable to discontinued operations	$2,261	$21,358

The following table summarizes the major classes of line items constituting income (loss) of the discontinued operations specifically with the sunset businesses of Horizon Clinicals and Series2000 Revenue Cycle, as reported in the consolidated statements of operations for the three and nine months ended September 30, 2018.

	Three months ended	Nine months ended
(In thousands)	September 30, 2018	September 30, 2018
Major classes of line items constituting pretax profit (loss) of discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle:
Revenue:
Software delivery, support and maintenance	$0	$9,441
Client services	0	404
Total revenue	0	9,845
Cost of revenue:
Software delivery, support and maintenance	0	2,322
Client services	0	830
Total cost of revenue	0	3,152
Gross profit	0	6,693
Selling, general and administrative expenses	0	0
Research and development	0	1,651
Income from discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle before income taxes	0	5,042
Income tax provision	0	(1,311)
Income from discontinued operations, net of tax for Horizon Clinicals and Series2000 Revenue Cycle	$0	$3,731

During the three and nine months ended September 30, 2018, the Horizon Clinicals and Series2000 Revenue Cycle discontinued operations used $2.2 million and $3.4 million of cash, respectively.

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

During the second quarter of 2018, we changed the presentation of certain research and development expenses related to common solutions and resources that benefit all of our business units, other than Netsmart. Such expenses were previously internally allocated to our business units. Under the new presentation, such expenses are no longer internally allocated and are included as part of “Unallocated Amounts.” The gross profit and income from operations previously reported for the three and nine months ended September 30, 2017 have been recast to match the new presentation. As a result, the gross profit and income from operations of the Clinical and Financial Solutions reportable segment increased by nil and $12 million, respectively, for the three months ended September 30, 2017 and by $2 million and $33 million, respectively, for the nine months ended September 30, 2017. In addition, the gross profit and income from operations of the Population Health reportable segment increased by nil and $1 million, respectively, for both the three and nine months ended September 30, 2017.

During the third quarter of 2018, as part of our continued efforts to improve operating efficiency and offer innovative products and services, we transferred the Payerpath business unit, formerly included in the Payer and Life Sciences operating segment, to the Ambulatory operating segment. This transfer had no impact on our reportable segments since both the Ambulatory and Payer and Life Sciences operating segments are included within the Clinical and Financial Solutions reportable segment.

As of September 30, 2018, we had ten operating segments, which are aggregated into three reportable segments. The Clinical and Financial Solutions reportable segment includes the Hospitals and Health Systems, Ambulatory, Payer and Life Sciences, and EIS-Classics strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of five separate operating segments: CarePort, FollowMyHealth®, EPSiTM, EIS-EWS and NantHealth. This reportable segment derives its revenue from the sale of health management, financial management and patient engagement solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). These solutions enable clients to transition, analyze and coordinate care across the entire care community.  This segment also provides document, content and supply chain management solutions through the EIS-EWS operating segment. Refer to Note 3, “Business Combinations” for additional information regarding the sale of the Strategic Sourcing and OneContent business units, respectively, which together comprise a substantial majority of the EIS-EWS operating segment. The Netsmart reportable segment is comprised of the Netsmart strategic business unit, which represents a separate operating segment. Netsmart operates in the home care and behavioral healthcare information technology field throughout the United States and provides software and technology solutions to the health and human services industry, which comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services, and public health segment, as well as to post-acute home care organizations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Clinical and Financial Solutions	$381,461	$319,496	$1,144,937	$919,787
Population Health	59,678	44,523	186,451	130,460
Netsmart	92,082	83,618	260,934	235,046
Unallocated Amounts	(10,942)	1,805	(20,695)	3,715
Discontinued Operations	0	0	(9,845)	0
Total revenue	$522,279	$449,442	$1,561,782	$1,289,008

Gross Profit:
Clinical and Financial Solutions	$159,100	$136,855	$478,822	$383,546
Population Health	44,941	36,130	139,516	106,948
Netsmart	40,445	39,644	115,623	111,489
Unallocated Amounts	(26,115)	(10,710)	(75,258)	(33,921)
Discontinued Operations	0	0	(6,694)	0
Total gross profit	$218,371	$201,919	$652,009	$568,062

Income (loss) from operations:
Clinical and Financial Solutions	$83,665	$82,091	$245,313	$220,364
Population Health	30,671	28,168	93,777	84,730
Netsmart	2,191	7,153	5,723	23,910
Unallocated Amounts	(114,117)	(92,039)	(400,478)	(271,264)
Discontinued Operations	0	0	(5,042)	0
Total income (loss) from operations	$2,410	$25,373	$(60,707)	$57,740

15. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of September 30, 2018 and 2017 represents Netsmart’s cash deposits to maintain two letters of credit with a financial institution related to customer agreements and an escrow fund related to a previous acquisition associated with the acquired EIS Business.

	September 30,
(In thousands)	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$111,775	$104,301
Restricted cash	8,016	5,123
Total cash, cash equivalents and restricted cash	$119,791	$109,424

	Nine Months Ended September 30,
(In thousands)	2018	2017
Supplemental non-cash information:
Exchange of NantHealth, Inc. common stock for net assets acquired of provider/patient solutions business	$0	$42,750
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$36,446	$32,887
Obligations incurred to purchase capitalized software or enter into capital leases	$6,389	$11,515
Contribution of assets in exchange for equity interest	$4,000	$0
Issuance of treasury stock to commercial partner	$1,121	$334

Asset Impairment Charges

During the nine months ended September 30, 2018, we recognized non-cash asset impairment charges of $30.1 million related to the write-off of purchased third-party software as a result of our decision to discontinue several software development projects. No non-cash asset impairment charges were recognized during the three months ended September 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the execution of a definitive agreement to sell our interest in the Netsmart joint business entity; the closing of a sale of our interest in the Netsmart joint business entity (including the timing and the proceeds of any such sale); the expected financial contribution and results of the Netsmart joint business entity, including consolidation for financial reporting purposes; the expected financial contribution and results of the EIS Business, the NantHealth provider/patient solutions business, Practice Fusion and Health Grid; the successful integration of the businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to the EIS business, the NantHealth provider/patient solutions business, Practice Fusion and Health Grid; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-service, ransomware or other Internet-based attacks (including the impact of our recent ransomware attack); Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new companies or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high quality care at lower costs. Population health management, analytics, connectivity based on open Application Programming Interfaces (“APIs”), and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives will be critical tools for success under the framework of the Quality Payment Program (“QPP”), launched by the Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”).  As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Additionally, there is a small but growing portion of the market interested in payment models not reliant on insurance, such as the direct primary care model, with doctors and other healthcare professionals interested in the clinical value of the interoperable EHR separate and apart from payment mechanisms established by public or commercial payers or associated reporting requirements.

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

Given that CMS has proposed further regulations which require EHRs and other health information technology, including the QPP and payment rules for upcoming years, even as we comply with previously published rules, as well as Stage 3 of the Meaningful Use program for those organizations not eligible for the QPP, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve applicable product certifications, the changing strategies related to the Office of the National Coordinator for Health Information Technology (“ONC”) certification program, and the length, if any, of additional related development and other efforts required to meet regulatory standards, could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions, as well as the Allscripts EDTM, dbMotion and FollowMyHealth® products, have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body, in accordance with the applicable provider or hospital certification criteria adopted by the United States Secretary of Health and Human Services.

Conversations around the Medicare Sustainable Growth Rate reimbursement model concluded in the United States Congress in 2015 when the MACRA was passed, which further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare were given an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these programs require substantive reporting on quality measures; additionally, the MIPS consolidated several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law is likely driving additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see a new reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help comply with more complex MACRA requirements. Additional regulations continue to be released annually clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

HITECH resulted in additional related new orders for our EHR products, and we believe that the MACRA could drive purchases of not only EHRs but additional technologies necessary in advanced payment models. Large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology is insignificant, those considering replacement purchases are increasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. Additionally, we believe that a number of companies who certified their EHR products for Stage 1 or Stage 2 of Meaningful Use have and will continue to demonstrate that they are unable to comply with the requirements for the 2015 Edition of their software, which continues to present additional opportunities in the replacement market, particularly in the smaller physician space. This is likely to continue to be the case as ONC announces further changes to the certification and reporting criteria for software developers. As incentive payment strategies shift in policies under the current Presidential Administration in the United States, the role of commercial payers and their continued expansion of alternative payment models and interest in attaining larger volumes of clinical data, as well as the anticipated growth in Medicaid payment models, are expected to provide additional incentives for purchase and expansion.

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in a variety of incentive programs, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of exceptions to the Stark Law and Anti-Kickback Statute, which allowed hospitals and other organizations to subsidize the purchase of EHRs, will continue to contribute to the growth of this market dynamic. We also believe that new orders driven by the MACRA legislation and related to EHR and community-based activity may continue to come in as physicians in those small- and medium-sized practices seek to avoid payment adjustments stemming from the QPP or programs implemented by commercial payers. The associated challenge we face is to successfully position, sell, implement and support our products to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Continued efforts by the current Presidential Administration and Congress to alter the implementation of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) create uncertainty for us and for our clients, particularly as it relates to funding of the cost sharing subsidies. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as adjustments made to the PPACA by the current presidential Administration and Congress, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, state level requests for waivers from CMS related to Medicaid modeling, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology increased in recent years, including a specific focus on perceived interoperability failures and physician frustration with user burden, as well as any contributing factors to such dissatisfaction, which could impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible FDA oversight of EHRs, but we will be paying close attention to the regulations on data blocking that are expected from HHS. Congressional focus on addressing the opioid epidemic in part through technological applications and reducing clinician burden are likely to continue, as well. Further, CMS has proposed changes to the Evaluation & Management (E&M) coding structure that ties closely to our clients’ requirements to document the care they are delivering prior to payment. We expect these changes may have a positive effect on clinician satisfaction with our EHRs, if implemented as proposed, though the fundamentals of payment will remain in transition to value-based payment models.

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

Critical Accounting Policies and Estimates

We adopted ASC 606 effective on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 superseded nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Refer to Note 2, “Revenue from Contracts with Customers,” to our consolidated financial statements included in Item I, Part 1, “Financial Statements” of this Form 10-Q for additional information regarding our revenue recognition policies under the new standard and the impact of adoption on our financial position and results of operations as of and for the three and nine months ended September 30, 2018.

There were no other material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

Third Quarter 2018 Summary

During the third quarter of 2018, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning the company for sustainable long-term growth both domestically and globally. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the third quarter of 2018 was $522 million, an increase of 16% compared to the third quarter of 2017. For the three months ended September 30, 2018, software delivery, support and maintenance revenue and client services revenue totaled $330 million, for an increase of 14%, and $192 million, for an increase of 20%, respectively, as compared with the three months ended September 30, 2017.

Gross profit increased during the third quarter of 2018 compared with the third quarter of 2017, primarily due to improved profitability from our recurring subscription-based software sales and recurring managed services solutions as we continue to expand our customer base for these services, including through recent acquisitions. Gross margin declined to 41.8% compared with prior year period gross margin of 44.9% primarily due to lower sales of higher margin perpetual software licenses and higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions.

Our contract backlog as of September 30, 2018 was $4.7 billion, flat compared with our contract backlog as of December 31, 2017, while increasing 13% compared with contract backlog as of September 30, 2017 of $4.1 billion.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $246 million for the three months ended September 30, 2018, which represented a decrease of 19% over the comparable prior period amount of $304 million and a decrease of 11% from the second quarter of 2018 amount of $278 million. The decrease in bookings compared with prior year was primarily driven by the fact that bookings during the third quarter of 2017 included several large transactions which did not recur in the current quarter. The decline in bookings compared to the second quarter of 2018 in part reflects a normal seasonal fluctuation in customer spending patterns, which generally adversely affect bookings during our third fiscal quarter. Similarly, in 2017, bookings for the third quarter declined 25% from the second quarter. Our third fiscal quarter is typically one of the lower booking quarters during the year. This pattern should not be relied upon or be considered indicative of our future performance, however, as it has varied in magnitude in the past. The composition of our bookings for the three months ended September 30, 2018 was 48% of client services-related bookings and 52% software delivery-related bookings. The corresponding ratios for the three months ended September 30, 2017 were 50% and 50%, respectively.

On July 2, 2018, Netsmart acquired Barista Operations, LLC (“Barista”), which provides information technology solutions and services to the Care at Home industry.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Software delivery, support and maintenance	$330,397	$289,102	14.3%	$996,569	$832,323	19.7%
Client services	191,882	160,340	19.7%	565,213	456,685	23.8%
Total revenue	522,279	449,442	16.2%	1,561,782	1,289,008	21.2%
Cost of revenue:
Software delivery, support and maintenance	109,682	86,893	26.2%	328,534	259,361	26.7%
Client services	159,669	132,629	20.4%	480,231	379,797	26.4%
Amortization of software development and acquisition-related assets	34,557	28,001	23.4%	101,008	81,788	23.5%
Total cost of revenue	303,908	247,523	22.8%	909,773	720,946	26.2%
Gross profit	218,371	201,919	8.1%	652,009	568,062	14.8%
Gross margin %	41.8%	44.9%		41.7%	44.1%
Selling, general and administrative expenses	133,214	117,352	13.5%	425,365	340,234	25.0%
Research and development	69,747	51,057	36.6%	220,066	146,748	50.0%
Asset impairment charges	0	0	NM	30,075	0	NM
Amortization of intangible and acquisition-related assets	13,000	8,137	59.8%	37,210	23,340	59.4%
Income (loss) from operations	2,410	25,373	(90.5%)	(60,707)	57,740	NM
Interest expense	(29,343)	(22,252)	31.9%	(80,843)	(62,722)	28.9%
Other loss, net	(525)	(570)	(7.9%)	(590)	(545)	8.3%
Gain on sale of businesses, net	0	0	NM	172,258	0	NM
Impairment of long-term investments	0	(20,700)	(100.0%)	(15,487)	(165,290)	(90.6%)
Equity in net (loss) income of unconsolidated investments	(177)	449	(139.4%)	529	706	(25.1%)
(Loss) income from continuing operations before income taxes	(27,635)	(17,700)	56.1%	15,160	(170,111)	(108.9%)
Income tax benefit	3,789	238	NM	3,020	1,073	181.5%
Effective tax rate	13.7%	1.3%		(19.9%)	0.6%
(Loss) income from continuing operations, net of tax	(23,846)	(17,462)	36.6%	18,180	(169,038)	(110.8%)
Income from discontinued operations, net of tax	0	0	NM	3,731	0	NM
Net (loss) income	(23,846)	(17,462)	36.6%	21,911	(169,038)	(113.0%)
Less: Net loss (income) attributable to non-controlling interest	4	(163)	(102.5%)	3,494	(352)	NM
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	(12,149)	(10,962)	10.8%	(36,446)	(32,887)	10.8%
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(35,991)	$(28,587)	25.9%	$(11,041)	$(202,277)	(94.5%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Software delivery, support and maintenance
Recurring revenue	$285,564	$230,577	23.8%	$873,010	$682,107	28.0%
Non-recurring revenue	44,833	58,525	(23.4%)	123,559	150,216	(17.7%)
Total software delivery, support and maintenance	330,397	289,102	14.3%	996,569	832,323	19.7%
Client services
Recurring revenue	136,015	109,285	24.5%	392,874	314,567	24.9%
Non-recurring revenue	55,867	51,055	9.4%	172,339	142,118	21.3%
Total client services	191,882	160,340	19.7%	565,213	456,685	23.8%
Total revenue	$522,279	$449,442	16.2%	$1,561,782	$1,289,008	21.2%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

The increase in revenue for the three and nine months ended September 30, 2018 compared with the prior year comparable periods was primarily driven by incremental revenue from the acquisitions of the EIS Business, Practice Fusion and Netsmart’s acquisitions of DeVero and Barista Operations, LLC. The EIS Business contributed $70 million and $232 million of revenue for the three and nine months ended September 30, 2018, respectively, excluding $10 million of revenue associated with discontinued operations for the nine months ended September 30, 2018. These increases were partly offset by higher amortization of acquisition-related deferred revenue adjustments, which totaled $13 million and $28 million, respectively, during the three and nine months ended September 30, 2018, compared with the prior year comparable periods totals of $2 million and $5 million, respectively.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, recurring transactions revenue, non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in recurring software delivery, support and maintenance and overall client services revenue for the three and nine months ended September 30, 2018 compared with the prior year comparable periods was also largely driven by incremental revenue from the above-mentioned recent acquisitions. The decrease in non-recurring software delivery, support and maintenance revenue was primarily driven by fewer perpetual software license sales of our acute and post-acute solutions as the prior year periods included several large transactions which did not recur in the current year.

The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during both the three and nine months ended September 30, 2018, representing a slight shift compared with 76% and 24% and 77% and 23%, respectively, during the comparable prior year periods.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Total cost of revenue	$303,908	$247,523	22.8%	$909,773	$720,946	26.2%
Gross profit	$218,371	$201,919	8.1%	$652,009	$568,062	14.8%
Gross margin %	41.8%	44.9%		41.7%	44.1%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Gross profit increased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods primarily due to the above-mentioned recent acquisitions. From a revenue mix perspective, gross profit associated with our recurring revenue streams, which include the delivery of recurring subscription-based software sales, support and maintenance, and recurring client services improved as we continued to expand our customer base for these services, particularly those related to outsourcing and revenue cycle management. Gross profit associated with our non-recurring software delivery, support and maintenance revenue stream decreased primarily due to fewer perpetual software license sales of our acute and post-acute solutions. Gross profit associated with our non-recurring client services revenue stream, which includes non-recurring project-based client services, decreased primarily driven by higher internal personnel costs related to incremental resources from recent acquisitions. Gross margin decreased primarily due to lower sales of higher margin perpetual software licenses and higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Selling, general and administrative expenses	$133,214	$117,352	13.5%	$425,365	$340,234	25.0%
Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Selling, general and administrative expenses increased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods, primarily due to higher incentive-based and stock-based compensation, and incremental expenses from the acquisitions of the EIS Business, Practice Fusion, Health Grid and Netsmart’s acquisitions of DeVero and Barista. We also incurred higher transaction-related, severance and legal expenses as a result of these acquisitions.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Research and development	$69,747	$51,057	36.6%	$220,066	$146,748	50.0%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Research and development expenses increased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods, primarily due to higher overall personnel costs, including higher incentive-based compensation, and additional expenses from the acquisitions of the EIS Business and Netsmart’s acquisitions of DeVero and Barista, which were partly offset by an increase in the amount of capitalized software costs. The increase in research and development expenses during the three and nine months ended September 30, 2018 was also partially mitigated by our continued efforts to streamline our operations and improve operational efficiency, including headcount actions taken during the second half of 2017. The increase in capitalized software development costs was primarily driven by our continued investment in expanding the capabilities and functionality of our traditional ambulatory, acute and post-acute platforms as well as incremental investments in the emerging areas of precision medicine and cloud-based solution delivery. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Asset impairment charges	$0	$0	NM	$30,075	$0	NM

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

During the nine months ended September 30, 2018, we recognized non-cash asset impairment charges related to the write-off of purchased third-party software as a result of our decision to discontinue several software development projects.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Amortization of intangible and acquisition-related assets	$13,000	$8,137	59.8%	$37,210	$23,340	59.4%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

The increase in amortization expense for the three and nine months ended September 30, 2018 compared with the prior year comparable periods was primarily due to incremental amortization expense associated with intangible assets acquired as part of business acquisitions completed during the fourth quarter of 2017 and the first half of 2018, the largest being the acquisitions of the EIS Business and Practice Fusion. Refer to Note 3, “Business Combinations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding business acquisitions.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Interest expense	$29,343	$22,252	31.9%	$80,843	$62,722	28.9%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Interest expense during the three and nine months ended September 30, 2018 increased compared with the prior year comparable periods primarily due to the combination of higher outstanding borrowings under Allscripts and Netsmart’s credit facilities, and higher interest rates. The higher outstanding borrowings were largely due to additional borrowings to finance the acquisition of the EIS Business during the fourth quarter of 2017 and the acquisitions of Practice Fusion, Health Grid and Barista during the first nine months of 2018.

Other (Loss) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Other loss, net	$(525)	$(570)	(7.9%)	$(590)	$(545)	8.3%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Other (loss) income, net for the three and nine months ended September 30, 2017 and 2018 consisted of a combination of interest income, miscellaneous receipts and expenses.

Gain on Sale of Businesses, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Gain on sale of businesses, net	$0	$0	NM	$172,258	$0	NM

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Gain on sale of businesses, net for the nine months ended September 30, 2018 consists of a gain of $177.9 million and a loss of $5.6 million from the divestitures of the OneContent and Strategic Sourcing businesses, respectively, both of which were acquired as part of the EIS transaction during the fourth quarter of 2017.

Impairment of Long-term investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Impairment of long-term investments	$0	$20,700	(100.0%)	$15,487	$165,290	(90.6%)

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

During the nine months ended September 30, 2018, we recognized non-cash charges related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment. During the three and nine months ended September 30, 2017, we recognized other-than-temporary non-cash impairment charges, primarily related to our investment in NantHealth common stock, based on management’s assessment of the likelihood of near-term recovery of this investment.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Equity in net income (loss) of unconsolidated investments	$(177)	$449	(139.4%)	$529	$706	(25.1%)

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Equity in net (loss) income of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Income tax benefit	$3,789	$238	NM	$3,020	$1,073	181.5%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Effective in 2018, the Tax Act reduces the United States statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the Global Intangible Low-taxed Income ("GILTI") tax and Base Erosion and Anti-Abuse Tax (“BEAT”) rules, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional benefit of $20.8 million in our financial statements for the year ended December 31, 2017 in accordance with guidance in Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. This provisional benefit includes $26 million benefit for remeasurement of deferred tax balances to reflect the lower federal rate and expense of $5.2 million for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States. We will complete our analysis of the Tax Act by December 22, 2018, and any needed adjustments to the provisional amounts will be included in income tax expense or benefit in the fourth quarter of 2018, in accordance with SAB 118. We are continuing to assess the impacts of the Tax Act on the 2018 effective tax rate and income tax accounting, particularly the new GILTI tax and BEAT rules.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory rate, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2018, compared with the prior year comparable period, differs primarily due to the reduced United States federal statutory rate, the estimated impact of the GILTI and BEAT provisions and the stricter executive compensation deduction provisions of the Tax Act, reflected in the provision for the three and nine months ended September 30, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the nine months ended September 30, 2018, we released $14.4 million of valuation allowance, mostly due to the utilization of capital loss carryforward against capital gain incurred during the nine months ended September 30, 2018.

Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
(Loss) income from discontinued operations, net of tax	$0	$0	NM	$3,731	$0	NM

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

The (loss) income from discontinued operations, net of tax, for the three and nine months ended September 30, 2018 represents the net earnings attributable to two solutions acquired during the fourth quarter of 2017 as part of the EIS Business that we no longer support effective as of March 31, 2018. Refer to Note 13, “Discontinued Operations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding discontinued operations.

Non-Controlling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Net loss (income) attributable to non-controlling interest	$4	$(163)	(102.5%)	$3,494	$(352)	NM
Accretion of redemption preference on redeemable convertible non-controlling interest - Netsmart	$(12,149)	$(10,962)	10.8%	$(36,446)	$(32,887)	10.8%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

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

Segment Operations

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Clinical and Financial Solutions	$381,461	$319,496	19.4%	$1,144,937	$919,787	24.5%
Population Health	59,678	44,523	34.0%	186,451	130,460	42.9%
Netsmart	92,082	83,618	10.1%	260,934	235,046	11.0%
Unallocated Amounts	(10,942)	1,805	NM	(20,695)	3,715	NM
Discontinued Operations	0	0	NM	(9,845)	0	NM
Total revenue	$522,279	$449,442	16.2%	$1,561,782	$1,289,008	21.2%

Gross Profit:
Clinical and Financial Solutions	$159,100	$136,855	16.3%	$478,822	$383,546	24.8%
Population Health	44,941	36,130	24.4%	139,516	106,948	30.5%
Netsmart	40,445	39,644	2.0%	115,623	111,489	3.7%
Unallocated Amounts	(26,115)	(10,710)	143.8%	(75,258)	(33,921)	121.9%
Discontinued Operations	0	0	NM	(6,694)	0	NM
Total gross profit	$218,371	$201,919	8.1%	$652,009	$568,062	14.8%

Income (loss) from operations:
Clinical and Financial Solutions	$83,665	$82,091	1.9%	$245,313	$220,364	11.3%
Population Health	30,671	28,168	8.9%	93,777	84,730	10.7%
Netsmart	2,191	7,153	(69.4%)	5,723	23,910	(76.1%)
Unallocated Amounts	(114,117)	(92,039)	24.0%	(400,478)	(271,264)	47.6%
Discontinued Operations	0	0	NM	(5,042)	0	NM
Total income (loss) from operations	$2,410	$25,373	(90.5%)	$(60,707)	$57,740	NM

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$381,461	$319,496	19.4%	$1,144,937	$919,787	24.5%
Gross profit	$159,100	$136,855	16.3%	$478,822	$383,546	24.8%
Gross margin %	41.7%	42.8%		41.8%	41.7%
Income from operations	$83,665	$82,091	1.9%	$245,313	$220,364	11.3%
Operating margin %	21.9%	25.7%		21.4%	24.0%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Clinical and Financial Solutions revenue, gross profit and income from operations increased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods, as higher revenue from recurring software delivery, support and maintenance, and recurring and non-recurring client services was partly offset by lower non-recurring software delivery, support and maintenance revenue. The increase in overall segment revenue was primarily as a result of the acquisitions of the EIS Business during the fourth quarter of 2017 and Practice Fusion during the first quarter of 2018, which combined contributed $82 million and $249 million of revenue during the three and nine months ended September 30, 2018, respectively, including $10 million of revenue associated with discontinued operations during the nine months ended September 30, 2018. The decrease in non-recurring software delivery, support and maintenance revenue was primarily driven by fewer perpetual software license sales of our acute and post-acute solutions as the prior year periods included several large transactions which did not recur in the current year.

Gross margin decreased during the three months ended September 30, 2018 compared with the prior year comparable period primarily due to lower sales of higher margin perpetual software licenses and higher internal personnel costs related to incremental resources from recent acquisitions and to support anticipated new hosting client go-lives. Gross margin slightly increased during the nine months ended September 30, 2018 compared with the prior year comparable period as higher recurring client services and software delivery, support and maintenance margins were mostly offset by lower sales of higher margin perpetual software licenses, higher internal costs and higher amortization of capitalized software development and acquired technology-related intangible assets.

Operating margin declined during the three and nine months ended September 30, 2018 compared with the prior year comparable periods due to increases in selling, general and administrative, and research and development expenses, mostly driven by recent acquisitions and additional investments to expand the capabilities and functionality of our traditional ambulatory and acute platforms.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$59,678	$44,523	34.0%	$186,451	$130,460	42.9%
Gross profit	$44,941	$36,130	24.4%	$139,516	$106,948	30.5%
Gross margin %	75.3%	81.1%		74.8%	82.0%
Income from operations	$30,671	$28,168	8.9%	$93,777	$84,730	10.7%
Operating margin %	51.4%	63.3%		50.3%	64.9%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Population Health revenue, gross profit and income from operations increased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods, primarily driven by the acquisition of the EIS-EWS business during the fourth quarter of 2017, which contributed $8 million and $38 million of revenue, respectively, during the three and nine months ended September 30, 2018. The remainder of the increase was primarily due to increased sales of our financial management and subscription-based patient engagement solutions, including associated client services to implement and support these solutions.

Gross margin decreased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods, primarily due to the EIS-EWS business, which had a lower gross margin compared with our existing solutions in the Population Health segment. Operating margin decreased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods, primarily due to higher selling, general and administrative expenses and research and development investments incurred to support business growth in this segment.

Netsmart

Our Netsmart segment was established as part of the Netsmart Transaction and includes the Netsmart business, our prior HomecareTM business, HealthMEDX, LLC, DeVero, Inc. and Barista, which were acquired subsequent to the Netsmart Transaction. The Netsmart segment operates in and provides software and technology solutions to the health and human services and post-acute sectors of health care throughout the United States. The health and human services sector comprises behavioral health, addiction treatment, intellectual and developmental disability services, child and family services and public health market segments. The post-acute sector includes homecare and long-term care which is comprised of home health, hospice, private duty, assisted living and skilled nursing. The human services, home care and long-term care markets combined represent the second largest category of health care spending in the United States.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$92,082	$83,618	10.1%	$260,934	$235,046	11.0%
Gross profit	$40,445	$39,644	2.0%	$115,623	$111,489	3.7%
Gross margin %	43.9%	47.4%		44.3%	47.4%
Income from operations	$2,191	$7,153	(69.4%)	$5,723	$23,910	(76.1%)
Operating margin %	2.4%	8.6%		2.2%	10.2%

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Revenue for the three and nine months ended September 30, 2018 and 2017 includes two revenue categories, business services and system sales. Business services includes both subscription revenue and services and support revenue. System sales includes revenue from software licenses, sold either as perpetual licenses or fixed-term licenses, and revenue from third party software licenses and hardware products.

Revenue for the three and nine months ended September 30, 2018 increased compared with the prior year comparable periods, primarily driven by sales to both existing clients as well as new footprints and incremental revenue from the acquisition of Barista during the third quarter of 2018 and the acquisition of DeVero during the third quarter of 2017. In addition, total revenue for the three and nine months ended September 30, 2018 was reduced by $4 million and $5 million, respectively, due to the impact of acquisition-related deferred revenue adjustments primarily related to the above acquisitions. The corresponding amounts for the three and nine months ended September 30, 2017 were $1 million and $4 million, respectively.

Gross profit increased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods, primarily driven by higher revenue from our recurring revenue streams and operational efficiencies partly offset by the impact of higher acquisition-related deferred revenue adjustments in the 2018 periods as compared with the 2017 periods. Gross margin decreased due to a higher mix of business services relative to systems sales in the current year periods. Income from operations and operating margin decreased during the three and nine months ended September 30, 2018 compared with the prior year comparable periods due to the decrease in margin driven by change in sales mix from system sales to a higher concentration of business services, increased operating expenses driven by business growth and higher intangible amortization. The change in sales mix was driven by a historically high number of large system sales transactions in the first nine months of 2017 versus the first nine months of 2018.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$(10,942)	$1,805	NM	$(20,695)	$3,715	NM
Gross profit	$(26,115)	$(10,710)	143.8%	$(75,258)	$(33,921)	121.9%
Gross margin %	NM	NM		NM	NM
Loss from operations	$(114,117)	$(92,039)	24.0%	$(400,478)	$(271,264)	47.6%
Operating margin %	NM	NM		NM	NM

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three and nine months ended September 30, 2018 compared with the prior year comparable periods decreased primarily due to the recognition of amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in the EIS Business, Practice Fusion, Health Grid and NantHealth provider/patient engagement acquisitions. Such adjustments totaled $9 million and $24 million, respectively, for the three and nine months ended September 30, 2018 compared with nil and $1 million, respectively, for the prior year comparable periods. Hardware revenue for the three and nine months ended September 30, 2018 was slightly lower compared with the prior year comparable periods.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $103 million and $380 million, respectively, for the three and nine months ended September 30, 2018 compared with $94 million and $275 million, respectively, for the prior year comparable periods. The increase for the three months ended September 30, 2018 compared with the comparable prior year period was primarily driven by (i) higher amortization of acquired intangible assets of $5 million, (ii) higher transaction-related, severance and legal expenses, primarily related to the acquisitions of the EIS Business and Practice Fusion of $3 million, and (iii) higher incentive-based compensation of $1 million. The increase for the nine months ended September 30, 2018 compared with the comparable prior year period was primarily driven by similar factors, including (i) asset impairment charges of $30 million, (ii) higher transaction-related, severance and legal expenses, primarily related to the acquisitions of the EIS Business, Practice Fusion and Health Grid of $47 million, (iii) higher amortization of intangible and acquisition-related asset of $12 million, (iv) higher incentive-based compensation of $3 million, and (v) higher operating expenses, including research and development expenses, of $13 million. The increase in amortization expense was primarily due to additional amortization expense associated with intangible assets acquired as part of business acquisitions completed since the third quarter of 2017.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. September 30, 2018
(In millions)	As of September 30, 2018	As of December 31, 2017	As of September 30, 2017	December 31, 2017	September 30, 2017
Software delivery, support and maintenance	$2,903	$2,748	$2,384	5.6%	21.8%
Client services	1,753	1,899	1,724	(7.7%)	1.7%
Total contract backlog	$4,656	$4,647	$4,108	0.2%	13.3%

Total contract backlog as of September 30, 2018 was flat compared with December 31, 2017 and increased compared with September 30, 2017, which was partly due to the impact of recent acquisitions. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of September 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $120 million and available borrowing capacity of $580 million under our revolving credit facility and $50 million under the Netsmart revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change
Net income (loss)	$21,911	$(169,038)	$190,949
Non-cash adjustments to net income (loss)	98,821	346,219	(247,398)
Cash impact of changes in operating assets and liabilities	(39,178)	(3,998)	(35,180)
Net cash provided by operating activities	$81,554	$173,183	$(91,629)

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Net cash provided by operating activities decreased during the nine months ended September 30, 2018 compared with the prior year comparable period primarily due to working capital changes and higher costs during the nine months ended September 30, 2018 compared with the prior year comparable period, which primarily included higher interest expense, transaction-related and legal expenses, and incentive-based compensation payments. The decrease in non-cash adjustments to net loss was primarily driven by lower other-than-temporary non-cash impairment charges associated with long-term investments during the nine months ended September 30, 2018 compared with the prior year comparable period.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change
Capital expenditures	$(26,670)	$(40,216)	$13,546
Capitalized software	(101,272)	(107,079)	5,807
Cash paid for business acquisitions, net of cash acquired	(343,873)	(54,308)	(289,565)
Cash received from sale of businesses, net	241,153	0	241,153
Purchases of equity securities, other investments and related intangible assets	(2,723)	(5,423)	2,700
Other proceeds from investing activities	64	215	(151)
Net cash used in investing activities	$(233,321)	$(206,811)	$(26,510)

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Net cash used in investing activities increased during the nine months ended September 30, 2018 compared with the prior year comparable period, primarily due to $344 million of net cash paid for the acquisitions of Health Grid, Practice Fusion, Barista and two other third parties during the nine months ended September 30, 2018, partly offset by $241 million of net cash proceeds from the divestiture of the OneContent business during the second quarter of 2018. Cash paid for business acquisitions during the 2017 period primarily relates to Netsmart’s acquisition of DeVero for $48.5 million during the third quarter of 2017 and Netsmart’s entry into an Asset Purchase Agreement with a third party to acquire a business consisting of intellectual property, certain contractual relationships and certain associates, for an aggregate cash consideration of $4.0 million.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change
Proceeds from sale or issuance of common stock	$1,283	$-	$1,283
Taxes paid related to net share settlement of equity awards	(8,763)	(6,777)	(1,986)
Payments on debt instruments	(268,549)	(124,294)	(144,255)
Credit facility borrowings, net of issuance costs	497,493	189,698	307,795
Repurchase of common stock	(101,905)	(12,077)	(89,828)
Payment of acquisition financing obligations	(3,226)	(2,398)	(828)
(Purchases) sales of subsidiary shares owned by non-controlling interest	(6,945)	1,494	(8,439)
Net cash provided by financing activities	$109,388	$45,646	$63,742

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Net cash provided by financing activities increased during the nine months ended September 30, 2018 compared with the prior year comparable period primarily due to higher net borrowings under our credit facilities, during the nine months ended September 30, 2018 compared with the prior year comparable period partly offset by higher repurchases of common stock and repayments of our credit facilities. The additional borrowings during the nine months ended September 30, 2018 were primarily used to fund the acquisitions Health Grid, Practice Fusion, Barista and two other third parties. We also used $6.9 million to acquire the outstanding minority interest in a third party in which we initially acquired a controlling interest in April 2015.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 1.25% Notes, the Senior Secured Credit Facility and Netsmart’s Non-Recourse Debt as of September 30, 2018.

(In thousands)	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$0	$345,000	$0	$0	$0
Senior Secured Credit Facility (2)	708,750	5,000	20,000	27,500	30,000	37,500	588,750
Netsmart Non-Recourse Debt (2)
First Lien Term Loan	642,739	1,644	6,575	6,575	6,575	6,575	614,795
Second Lien Term Loan	167,000	0	0	0	0	0	167,000
Total principal payments	1,863,489	6,644	26,575	379,075	36,575	44,075	1,370,545
Interest payments:
1.25% Cash Convertible Senior Notes (1)	8,626	0	4,313	4,313	0	0	0
Senior Secured Credit Facility (2) (3)	134,428	8,025	31,570	30,642	29,396	28,043	6,752
Netsmart Non-Recourse Debt
First Lien Term Loan (4)	173,743	9,355	37,201	36,818	36,435	36,052	17,882
First Lien Revolver (5)	688	63	250	250	125	0	0
Second Lien Term Loan (6)	86,294	4,109	16,437	16,437	16,437	16,437	16,437
Total interest payments	403,779	21,552	89,771	88,460	82,393	80,532	41,071
Total future debt payments	$2,267,268	$28,196	$116,346	$467,535	$118,968	$124,607	$1,411,616
(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(2)	Assumes no additional borrowings after September 30, 2018 payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on September 30, 2018, which was 4.24%.
(4)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on September 30, 2018, which was 5.83%.
(5)	Assumes commitment fee remains constant at the rate in effect on September 30, 2018, which was 0.50%.
(6)	Assumes Adjusted LIBO Rate plus the applicable margin remain constant at the rate in effect on September 30, 2018, which was 9.84%.

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

During 2017, we completed renegotiations with Atos and our other largest hosting partners to improve the operating cost structure of our private cloud hosting operations. As a result of these renegotiations, we signed a new restated and amended agreement with Atos and, therefore, starting in 2018, we began to transition substantially all of our hosting services to Atos.  The increased scale of the relationship is expected to result in future reductions in the base fees and volume fee rates. The new amended and restated agreement extends the term to 2023 with annual auto-renewal periods for an additional two years thereafter. The new agreement also provides for the payment of initial annual base fees of $30 million per year (decreasing to $25 million by the end of the agreement) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. During the three and nine months ended September 30, 2018, we incurred $16 million and $44 million, respectively, of expenses under our agreement with Atos, which are included in cost of revenue in our consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Research and development costs directly recorded to expense	$69,747	$51,057	$220,066	$146,748
Capitalized software development costs per consolidated statement of cash flows (1)	32,285	35,497	101,272	107,079
Total non-GAAP R&D-related spending	$102,032	$86,554	$321,338	$253,827
Total revenue	$522,279	$449,442	$1,561,782	$1,289,008
Total non-GAAP R&D-related spending as a % of total revenue	19.5%	19.3%	20.6%	19.7%

We believe that our cash and cash equivalents of $120 million as of September 30, 2018, our future cash flows, and our borrowing capacity under our Revolving Facility and Netsmart’s revolving facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our credit facilities or issue additional equity or debt securities.

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

During the nine months ended September 30, 2018, in the ordinary course of business, we amended or renewed multi-year service agreements with third-party software vendors, which resulted in increases of approximately $14.0 million, $14.9 million, $11.7 million, $3.8 million and $1.5 million to our future purchase obligations amounts for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the nine months ended September 30, 2018.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

On October 2, 2017 we purchased the EIS Business, on February 13, 2018 we acquired Practice Fusion, on May 18, 2018 we acquired Health Grid, and on July 2 Netsmart acquired Barista, as further described in Note 3, “Business Combinations” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q. We continue to integrate policies, processes, people, technology and operations from these transactions, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during this 2018 fiscal year. We have implemented, and continue to refine, internal controls related to the new revenue recognition accounting standard which we adopted on January 1, 2018. Except for any changes in internal controls related to the adoption of the new revenue recognition accounting standard and the integration of the EIS Business, Practice Fusion, Health Grid and Barista into Allscripts, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 12, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended September 30, 2018 from the risk factors as previously disclosed in our Form 10-K.

Item 6.Exhibits

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

Date: November 2, 2018